Form 10-Q
period 1995-06-30
ACACIA RESEARCH CORP
filed 1995-08-18
CIK 934549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For the Quarter Ended June 30, 1995                  Commission File No. 0-26068


                          ACACIA RESEARCH CORPORATION
                            A California Corporation
                   IRS Employer Identification No. 95-4405754
            12 S. Raymond Avenue, Suite B, Pasadena, California 91105
                            Telephone (818) 449-6431


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No     .
                                      -----  -----

At June 30, 1995, 1,577,825 shares of common stock of the Registrant were outstanding.

                         [FINOCCHIARO & CO. LETTERHEAD]


Board of Directors
Acacia Research Corporation

The accompanying consolidated balance sheets of Acacia Research Corporation as of June 30, 1995 and December 31, 1994, and the related statements of operations for the six months and three months ended June 30, 1995 and 1994, and cash flows for the six months ended June 30, 1995 and 1994 were not audited by us, and we do not express an opinion on them.


/s/ FINOCCHIARO & CO.

Pasadena, California
August 16, 1995

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS

June 30, 1995 and December 31, 1994

                                                                                  June 30, 1995      December 31,1994
                                                                                  -------------      ----------------

ASSETS
Current Assets
         Cash and cash equivalents (note 2 and 5)                                   $ 1,106,130           $ 1,000,389
         Accounts receivable                                                             21,183                13,577
         Inventories (notes 2 and 3)                                                    109,621                28,297
         Prepaid expenses                                                               350,107               145,002
         Deferred advertising costs                                                     131,000                  --
         Note receivable - stockholder (note 11)                                        375,000
                                                                                    -----------           -----------
                 Total current assets                                                 2,093,041             1,187,265

         Equipment, furniture, and fixtures, at cost (notes 2 and 4)                    106,184                45,832

Other Assets
         Investment in Acacia Capital Partners, L.P., at equity (note 15)               350,000                  --
         Organization costs, net of accumulated amortization of
          $2,341 and $1,132 (note 2)                                                      3,400                 4,004
         Deposits                                                                         3,363                 3,735
                                                                                    -----------           -----------

                 Total other assets                                                     356,763                 7,739
                                                                                    -----------           -----------

          Total Assets                                                              $ 2,555,988           $ 1,240,836
                                                                                    ===========           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts payable and accrued expenses                                      $    98,162           $    91,996
         Convertible note payable (note 9)                                                 --                 200,000
         Income taxes payable                                                               800                 1,636
                                                                                    -----------           -----------

                 Total current liabilities                                               98,962               291,996

         Deferred tax liability (notes 2 and 7)                                           2,627                 2,627
                                                                                    -----------           -----------

                 Total liabilities                                                      101,589               294,623

Commitments and contingencies (note 5)

Minority interest (note 2)                                                            1,694,881               647,201

Stockholders' equity (note 6)
         Common stock, no par value, 10,000,000 shares authorized, 1,577,825 shares in 1995 and 1994 issued and outstanding, 177,347 shares
           unissued in 1995, 25,000 unissued in 1994                                  3,014,590             2,147,509
         Accumulated deficit                                                         (1,681,290)           (1,798,497)
         Less stock subscriptions receivable                                           (573,782)              (50,000)
                                                                                    -----------           -----------

                 Total stockholders' equity                                             759,518               299,012
                                                                                    -----------           -----------

                 Total Liabilities And Stockholders' Equity                         $ 2,555,988           $ 1,240,836
                                                                                    ===========           ===========

                                    Unaudited

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 1995 and 1994 and Three Months Ended June 30, 1995 and 1994

                                                             Six months ended                  Three months ended
                                                     June 30, 1995    June 30, 1994    June 30, 1995    June 30, 1994
                                                     ----------------------------------------------------------------

Sales-Health care products                              $1,239,541          $86,186        $ 655,471        $  33,506
Investment management fees earned                              250                0              250                0
                                                     ----------------------------------------------------------------

   Total sales                                           1,239,791           86,186          655,721           33,506

Cost of goods sold                                         155,758            9,500          108,338            3,887
                                                     ----------------------------------------------------------------

   Gross profit                                          1,084,033           76,686          547,383           29,619

Operating expenses
   Selling expenses                                        778,798          151,168          523,128           64,581
   Marketing, general and administrative                   792,351          383,659          386,501          161,871
                                                     ----------------------------------------------------------------

   Total operating expenses                              1,571,149          534,827          909,629          226,452
                                                     ----------------------------------------------------------------

   Net loss from operations                               (487,116)        (458,141)        (362,246)        (196,833)

Other income (expense)
   Gain on sale of Whitewing Labs stock                    611,343                0          368,500                0
   Realized loss on trading securities                           0           (2,800)               0           (2,445)
   Unrealized loss on trading securities                         0            1,505                0            2,299
   Interest, net                                               (65)           5,229            2,687            2,650
                                                     ----------------------------------------------------------------

   Total other income (expense)                            611,278            3,934          371,187            2,504
                                                     ----------------------------------------------------------------

   Income (loss) before provision for taxes                124,162         (454,207)           8,941         (194,329)

   Provision for taxes (note 7)                              5,000              800            4,200                0
                                                     ----------------------------------------------------------------

   Net income (loss) before minority interest              119,162         (455,007)           4,741         (194,329)

   Minority interest in net loss (income)                   (1,955)          10,587           33,029           10,587
                                                     ----------------------------------------------------------------

   Net Income (Loss)                                      $117,207        $(444,420)         $37,770        $(183,742)
                                                     ================================================================

Earnings (loss) per common share (note 9)
   Primary                                                   $0.05           $(0.20)           $0.02           $(0.08)
   Fully diluted                                             $0.05           $(0.20)           $0.02           $(0.08)

Common equivalent shares outstanding (note 9)
   Primary                                               2,457,050        2,220,225        2,457,050        2,220,225
   Fully diluted                                         2,457,050        2,220,225        2,457,050        2,220,225

                                   Unaudited

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 1995 and 1994

                                                                       June 30, 1995          June 30, 1994
                                                                       -------------          -------------
Cash Flows From Operating Activities:

Net (loss) income                                                        $   117,207             $(484,420)
Adjustments to reconcile net loss to net cash
  used in operating activities:
          Depreciation and amortization                                        8,187                 4,048
          Gain on sale of stock of Whitewing Labs                           (611,343)
          Minority interest in net income of subsidiary                        1,955               (10,587)
          Unrealized gain on trading securities                                 --                  (1,505)
          Loss on sale of trading securities                                    --                   2,800

Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable
             inventories, prepaid expenses, and
             other assets                                                   (425,035)               16,206
          Increase (decrease) in accounts payable, accrued
             expenses, and other current liabilities                           6,637                (6,351)
                                                                         -----------             ---------

          Net cash used in operating activities                             (902,392)             (439,809)

Cash Flows From Investing Activities:

Capitalized expenditures                                                     (47,346)               (6,853)
Purchase of stock of Whitewing Labs                                             --                    --
Proceeds from sale of stock of Whitewing Labs                                375,000                  --
Purchase of interest in Acacia Capital Partners, L.P                        (350,000)                 --
Note receivable - stockholder                                               (375,000)                 --
Decrease (increase) in due from officer                                         --                  (2,185)
                                                                         -----------             ---------

          Net cash used in investing activities                             (397,346)               (9,038)

Cash Flows From Financing Activities:

Issuance of common stock                                                     390,290               125,000
Proceeds from issuance of common stock warrants                               10,000                  --
Costs of issuing common stock                                                (56,991)                 --
Net proceeds from issuance of minority interest
  by subsidiary                                                            1,109,435               466,027
Dividends paid by subsidiary                                                 (46,926)               (1,996)
Payments on lease payable                                                       (329)                 (276)
                                                                         -----------             ---------
          Net cash provided by financing activities                        1,405,479               588,755
                                                                         -----------             ---------

Increase in cash and cash equivalents                                        105,741              (139,908)

Cash and cash equivalents, beginning                                       1,000,389               474,794
                                                                         -----------             ---------

Cash And Cash Equivalents, Ending                                        $ 1,106,130             $ 614,702
                                                                         ===========             =========

                                    Unaudited

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1995

1.       DEVELOPMENT STAGE COMPANY

         Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the state laws of California. The Company is engaged in the research and development of mathematical modeling techniques for investment management. Since its inception, the Company has been involved in the development of software models, computerized databases, and product testing of computer-based investment information systems, as well as raising capital. Since significant revenues have been earned from the sale of its investment in Whitewing Labs, the Company no longer is considered a development stage company.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Whitewing Labs. Intercompany transactions and balances have been eliminated in consolidation. Effective April 15, 1994, Whitewing Labs began issuing cumulative convertible preferred stock. The holders of such stock are entitled to all voting rights of common shareholders on a per share basis. For the period ended June 30, 1995, the Company maintained a weighted average majority interest of 66.53%, based upon preferred shares outstanding and additional common stock issued by its subsidiary.

         Cash and cash equivalents - The Company considers all highly liquid investments with a maturity of ninety days or less when purchased to be cash equivalents. The Company invests excess cash in money market accounts.

         Trading securities - The Company has adopted the provisions of SFAS 115 and has classified all its securities as trading securities to be sold or disposed of in the near term.

         Inventories - Inventories are valued at the lower of cost, which is determined by the first-in, first-out method, or market.

         Equipment, furniture, and fixtures - Equipment, furniture, and fixtures are recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of property and equipment retired or sold is removed from the account and any differences between the undepreciated amount and the proceeds from the sale is charged or credited to income. Depreciation is computed on a straight-line basis.

         Organization costs - Organization costs are recorded at cost and are amortized on a straight-line basis over a period of five years.

         Income taxes - The Company accounts for income taxes in accordance with SFAS 109, which accounts for deferred tax assets and liabilities based upon temporary differences between financial and tax reporting. These differences in accounting methods include depreciation and franchise tax deductions. Deferred income tax liabilities have been provided for the tax effect of these differences. The Company and subsidiary do not file a consolidated income tax return.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1995

3.       INVENTORIES

         Inventories at June 30, 1995 consist of the following:

                                                                         1995
                                                                       --------
         Finished goods                                                $108,086
         Shipping supplies                                                1,535
                                                                       --------

         Total Inventories                                             $109,621
                                                                       ========

4.       EQUIPMENT, FURNITURE, AND FIXTURES

         Equipment, furniture, and fixtures consist of the following at June 30, 1995:

                                                                         1995
                                                                       --------
         Computer equipment                                            $ 25,102
         Furniture and fixtures                                         100,969
                                                                       --------
                                                                        126,071
         Accumulated depreciation                                       (19,887)
                                                                       --------
         Total Equipment, Furniture, and Fixtures                      $106,184
                                                                       ========

         Depreciation expense for the six months ended June 30, 1995 was $8,187.

5.       COMMITMENTS AND CONTINGENCIES

         Lease obligations - As of June 30, 1995, the furniture and fixtures account included assets in the amount of $2,052 financed by a capital lease agreement which will expire in 1996. Accumulated depreciation includes $581 of amortization related to assets financed by capital lease agreements. The amortization of assets under capital lease has been included in depreciation expense.

         The Company leases office facilities under operating leases, through December 1996, with options to renew the leases at a rate determined by the Consumer Price Index at the time of renewal. The Company's minimum monthly lease payment for 1995 is $2,085. Consolidated rent expense for the six months ended June 30, 1995 was approximately $26,000.

         At June 30, 1995, the future minimum lease payments for capital and operating leases equalled the following:

                                               Capital     Operating
                                               -------     ---------
       1995                                     $  442       $20,074
       1996                                        810        23,852
                                                ------       -------
       Totals                                    1,252        43,926
       Less interest portion                       150          -
                                                ------       -------
       Minimum lease payments                   $1,102       $43,926
                                                ======       =======

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1995

5.       COMMITMENTS AND CONTINGENCIES (continued)

         Restricted cash - Whitewing Labs is required to maintain a reserve cash account with a balance, at the end of each month, equal to 5.00% of the preceding six months gross sales volume via credit card transactions or $5,000, whichever is greater. As of June 30, 1995, $26,348 was restricted.

         Pending litigation - The Company's subsidiary has been named in pending litigation alleging copyright, trademark infringement, and false representations by mail, the subsidiary's counsel believes that the claims are without merit, substantially covered by insurance, and the Company intends to oppose the actions vigorously.

6.       STOCK OPTIONS AND WARRANTS

         During 1993, the Company adopted a stock option plan ("the Plan") which authorizes the granting of both options intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986 ("Incentive Stock Options") and stock options which are not intended to so qualify ("Nonqualified Options") to officers, directors, employees, consultants, and others expected to provide significant services to the Company or its subsidiaries. The Plan, which covers an aggregate of 1,000,000 shares, was approved by the Board of Directors in October, 1993.

         Under the terms of the Plan, options may be exercised upon terms approved by the Board of Directors of the Company, and expire at a maximum of ten years from the date of grant. Incentive Stock Options are granted at prices equal to or greater than fair market value at the date of grant. Nonqualified Stock Options are granted at prices equal to or greater than 85% of the fair market value at the date of grant. The Company's Board granted to officers, directors, and consultants of the Company stock options to purchase 779,225 shares of the Company's stock at $1.50 to $4.40 per share, and 550,000 options were granted in 1993 and 229,225 in 1994. These options are fully vested and expire in 1995 and 1999. At June 30, 1995, these options represented the only options outstanding and exercisable. No options were exercised during 1994 or 1995. The Company issued 100,000 common stock warrants on January 1, 1995. The warrants grant the holder the option to purchase 100,000 shares of common stock for $4.00 per share. These warrants expire on January 1, 2000.

7.       PROVISION FOR INCOME TAXES

         The consolidated provision for income taxes for the six months ended June 30, 1995 consists of the following:

                                                            1995
                                                           ------
                Current
                State                                      $  800
                                                           ======

         As of June 30, 1995, the Company has net operating loss carryforwards of approximately $1,100,000 for federal income tax purposes available to reduce future federal taxable income through 2009. The Company also has net operating loss carryforwards of approximately $550,000 for California state income tax purposes available to reduce future California state taxable income through 1999.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1995

7.       PROVISION FOR INCOME TAXES (continued)

         At June 30, 1995, the Company's subsidiary had net operating loss carryforwards of approximately $600,000 for Federal income tax purposes available to reduce future Federal taxable income through 2009. The subsidiary also had net operating loss carryforwards of approximately $283,000 for state income tax purposes. Approximately $139,000 and $144,000 are available to reduce future state taxable income in California and Arizona, respectively. Such carryforwards expire through the years 1999 and 2009, respectively. It is anticipated that these carryforwards will offset any current year taxable income.

         The Company's deferred tax benefit from net operating losses of $242,000, and the subsidiary's deferred benefit of $204,000 have not been reported in these financial statements, or for the investment in unconsolidated subsidiary. A valuation allowance in the amount of the tax benefits as of the balance sheet date has been set up because it cannot be determined whether the Company will generate future taxable income to realize any of the tax benefits.

8.       EARNINGS (LOSS) PER COMMON SHARE

         The registration statement states that the shares will be offered at $6 per share. Pursuant to SEC rules, common stock issued during the twelve month period before the filing of the registration statement has been included in the calculation of common equivalent shares, using the Treasury stock method, as if they had been outstanding for all periods presented.

         Primary and fully diluted earnings per common share for 1995 have been presented based upon the 1,577,825 common shares outstanding and 879,225 shares determined to be outstanding from the conversion of stock options and warrants. Primary and fully diluted loss per common share for 1994 have been presented based upon 1,441,000 shares outstanding and 779,225 shares determined to be outstanding from the conversion of stock options.

9.       CONVERTIBLE NOTE PAYABLE

         As of December 31, 1994, the Company's subsidiary had a $200,000 note payable, due on October 15, 1995, bearing interest at 10 percent per annum, which is convertible into 40,000 shares of common stock at $5 per share. The subsidiary has accrued approximately $3,000 of interest expense related to this agreement.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1995

10.      BUSINESS SEGMENTS

         The Company's operations are classified into two principal industry segments, investment management, (Acacia) and distribution of health care products by direct-mail response (Whitewing). The following is a summary of segment information for the six months ended June 30, 1995 and 1994:

                                              Six Months Ended    Six Months Ended
                                                June 30, 1995       June 30, 1994
                                              ----------------    ----------------
Net sales to unaffiliated customers:
       Health care products                      $ 1,239,541         $  86,186
       Investment management                           1,250              --
                                                 -----------         ---------
                                                 $ 1,239,791         $  86,186
                                                 ===========         =========
Income (loss) from operations:
       Health care products                      $    14,672         $(176,769)
       Investment management                        (501,788)         (281,372)
                                                 -----------         ---------
                                                    (487,116)         (458,141)

       Other income                                  611,343             3,934
                                                 -----------         ---------
       Income (loss) before provision for
        income taxes                             $   124,227         $(454,207)
                                                 ===========         =========
Identifiable assets:
       Health care products                      $ 1,486,168         $ 444,771
       Investment management                       1,069,820           361,401
                                                 -----------         ---------
                                                 $ 2,555,988         $ 806,172
                                                 ===========         =========
Capital Expenditures:
       Health care products                      $    46,141         $   1,948
       Investment management                           1,205             6,523
                                                 -----------         ---------
                                                 $    47,346         $   8,471
                                                 ===========         =========
Depreciation:
       Health care products                      $     4,186         $     392
       Investment management                           3,396             2,970
                                                 -----------         ---------

                                                 $     7,582         $   3,362
                                                 ===========         =========

ACACIA RESEARCH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 1995

11.      NOTE RECEIVABLE - STOCKHOLDER

         As of June 30, 1995, the Company holds a promissory note from a stockholder in the amount of $375,000. The note bears interest at 4% per annum and is due in September of 1995. The note is secured by 50,000 shares of Whitewing Labs common stock.

12.      COMMON STOCK SUBSCRIPTION

         As of June 30, 1995, the Company has a $50,000 unsecured promissory note receivable from an individual. The note was issued in connection with the purchase of 25,000 shares of common stock which have not been issued to the individual. The note bears interest at 4% per annum and is due in April 1995.

13.      SUPPLEMENTAL CASH FLOW INFORMATION

         As disclosed in Note 5, the Company incurred a capital lease obligation in 1993 of $2,052. Cash paid for the six months ended June 30, 1995 for interest was $113. The Company paid cash for income taxes in the amount of $814 in 1994.

14.      SIGNIFICANT RISKS

         As described in these financial statements, virtually all operating revenues earned by the Company are from the sale of health care products by its subsidiary Whitewing Labs. As of the date of these financial statements, the Company has not generated any operating revenue from its proposed investment management services. As of the date of these financial statements, management believes that its operating requirements for 1995 can be sustained with its existing working capital.

         On February 27, 1995, the Company invested $250,000 into Acacia Capital Partners, L.P. This investment was funded, in part, by the 1995 sale of part of the Company's interest in Whitewing Labs, which resulted in a gain of approximately $242,000. The Company expects its involvement as general partner of Acacia Capital Partners, L.P. to provide the additional working capital necessary to support planned operations of the Company.

         However, the future success of the Company's operations is dependent upon the ability of the Company, as general partner of Acacia Capital Partners, L.P.("the Partnership"), to raise capital investment in the Partnership. As general partner of the Partnership, the Company will earn a management fee based upon the value of investments held by the partnership, which will be paid to the Company on a quarterly basis. Management of the Company believes that unless $25,000,000 is invested in the partnership, it is likely that the management fees payable to the Company will not be sufficient to sustain the Company's planned operations, and the Company would therefore have to rely on capital raised through the sale of additional common stock. Accordingly, there can be no assurance that the Company will be able to raise sufficient capital investment in the Partnership to finance its ongoing operations, or successfully raise capital through the issuance of additional shares of common stock.

ACACIA RESEARCH CORPORATION
NOTES TO FINANCIAL STATEMENTS

JUNE 30, 1995

15.      INVESTMENT IN ACACIA CAPITAL PARTNERS, L.P.

         As described in Note 14, the Company has acquired an interest in Acacia Capital Partners, L.P., from which it will earn a management fee. As of the date of this financial statement, the Company owns a majority interest in the partnership. These financial statements reflect this investment on the equity method, as control, and a majority ownership percentage is considered temporary.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Position.


A.       Consolidated results of operations
         Three months ended June 30, 1995 vs. June 30, 1994

         The second quarter of 1995 was the second consecutive profitable quarter for Acacia Research Corporation. The Company earned $0.02 per common share on net income of $37,770, compared to a net loss for the same period in 1994 of $183,742, or $0.08 per share. The Company was able to acheive profitability through the sale of part of its ownership interest in its subsidiary, Whitewing Labs. Acacia sold a 7.3% interest in its subsidiary during the second quarter of 1995 for a gain of $368,500. This gain offset Whitewing Labs reported net loss for the quarter of approximately $120,000, of which the Company has included approximately $80,000 in its current consolidated financial statements based upon its current ownership percentage.

         Second quarter sales at the Company's subsidiary, Whitewing Labs, have increased from $33,506 in 1994 to $655,471 in 1995. The increase in sales by Whitewing can be attributed to alternative direct response mailings including the use of magazine advertisements. Whitewing also experienced larger selling expenses in the second quarter of 1995. This was in large part due to increased advertising costs associated with its direct mail products.

         Six months ended June 30, 1995 vs. June 30, 1994

         For the six months ended the Company's net income rose from a loss of $444,420 in 1994, to net income of $117,207 in 1995. This resulted in an increase in per share earnings from a deficit per share of $0.20 in 1994 to earnings per share of $0.05 in 1995. The increase in earning per share can be attributed to the increased sales volume from Whitewing Labs from 1994 to 1995, as well as the Company's ability to sell part of interest in its subsidiary at a reported gain of $611,343.

         Outlook

         As described in Note 14 of the consolidated financial statements the Company's ability to continue will be based in large part upon the ability to raise capital for Acacia Capital Partners, L.P. It is management's belief that the management fees to be earned by Acacia Research as general partner of the partnership will increase significantly in 1996. In addition, the Company's subsidiary is in the process of making a public offering of its common stock.

         B.  Consolidated Financial Position

         For the first six months of 1995 Acacia has increased its total assets from $1,240,836 to $2,555,988. This has been accomplished primarily through the issuance of additional common stock by Whitewing Labs and Acacia Research, as well as through the sale of part of the Company's investment in Whitewing Labs at a gain of approximately $614,000. Consolidated cash and cash equivalents have risen to $1,106,130 at June 30, 1995. The Company has invested $350,000 in Acacia Capital Partners, L.P., this amount includes $100,000 invested by Whitewing Labs. The Company has received a note as consideration for its sale of 50,000 shares of Whitewing stock. This note is due in September of 1995 and is secured by 50,000 shares of Whitewing Labs stock. There is a significant increase in the amount of prepaid expenses and deferred advertising costs as of June 30, 1995. These increases can be attributed to the increased acitivity of the Company's subsidiary Whitewing Labs.

                           PART II - OTHER INFORMATION


         There is no required reportable other information for the quarter ended June 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION


By_________________________


Date: August 16, 1995