Form 10-Q
period 1995-09-30
ACACIA RESEARCH CORP
filed 1995-11-13
CIK 934549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Quarter Ended September 30, 1995           Commission File No. 0-26068


                          ACACIA RESEARCH CORPORATION
                            A California Corporation
                   IRS Employer Identification No. 95-4405754
                12 S. Raymond Avenue, Pasadena, California 91105
                            Telephone (818) 449-6431


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X      No         .
                                                    ---------     --------

At September 30, 1995, 1,758,005 shares of common stock of the Registrant were outstanding.

Board of Directors
Acacia Research Corporation


The accompanying consolidated balance sheets of Acacia Research Corporation as of September 30, 1995 and December 31, 1994, and the related statements of operations for the nine months and three months ended September 30, 1995 and 1994, and cash flows for the nine months ended September 30, 1995 and 1994 were not audited by us, and we do not express an opinion on them.




FINOCCHIARO & CO.

Pasadena, California
October 31, 1995

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS

September 30, 1995 and December 31, 1994

ASSETS                                                                         Sept 30, 1995            December 31,1994
                                                                             ----------------         -------------------
  Current Assets
         Cash and cash equivalents (notes 2 and 5)                            $    3,039,628              $    1,000,389
         Accounts receivable                                                          62,308                      13,577
         Inventories (notes 2 and 3)                                                  84,596                      28,297
         Prepaid expenses                                                            381,079                     145,002
         Deferred advertising costs                                                  182,621                        -
         Due from stockholders - business development (note 11)                    1,055,000                        -
                                                                              --------------              --------------

                 Total current assets                                              4,805,232                   1,187,265

         Equipment, furniture, and fixtures, at cost (notes 2 and 4)                 141,472                      45,832

Other Assets
         Investment in Acacia Capital Partners, L.P., at equity (note 15)            600,000                        -
         Organization costs, net of accumulated amortization of
           $2,945 and $2,039 (note 2)                                                  3,098                       4,004
         Deposits                                                                      4,264                       3,735
                                                                              --------------              --------------

                 Total other assets                                                  607,362                       7,739
                                                                              --------------              --------------

         Total Assets                                                         $    5,554,066              $    1,240,836
                                                                              ==============              ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
         Accounts payable and accrued expenses                                $      159,083              $       91,996
         Line of credit (note 10)                                                  2,000,000                       -
         Convertible note payable (note 9)                                               -                       200,000
         Income taxes payable                                                            800                        -
                                                                              --------------              --------------

                 Total current liabilities                                         2,159,883                     291,996

         Deferred tax liability (notes 2 and 7)                                        2,627                       2,627
                                                                              --------------              --------------

                 Total liabilities                                                 2,162,510                     294,623

Commitments and contingencies (note 5)

Minority interest (note 2)                                                         1,625,062                     647,201

Stockholders' equity (note 6)
         Common stock, no par value, 10,000,000 shares authorized,
           1,758,005 shares in 1995 and 1,577,825 shares in 1994 issued and outstanding, 35,000 shares unissued in 1995,
           25,000 unissued in 1994                                                 3,071,084                   2,147,509
         Accumulated deficit                                                      (1,194,590)                 (1,798,497)
         Less stock subscriptions receivable                                        (110,000)                    (50,000)
                                                                              --------------              --------------

                 Total stockholders' equity                                        1,766,494                     299,012
                                                                              --------------              --------------

                 Total Liabilities And Stockholders' Equity                   $    5,554,066              $    1,240,836
                                                                              ==============              ==============

                                   Unaudited

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 1995 and 1994 and Three Months Ended September 30, 1995 and 1994

                                                                 Nine months ended               Three months ended
                                                              Sept 30, 1995   Sept 30, 1994   Sept 30, 1995   Sept 30, 1994
                                                              -------------------------------------------------------------
Sales-Health care products                                      $2,343,833        $174,088      $1,104,292        $87,902
Sales of business development investment                         1,413,000               0         787,000              0
                                                              -------------------------------------------------------------
   Total sales                                                   3,756,833         174,088       1,891,292         87,902

Cost of goods sold                                                 327,409          29,954         156,993         20,454
                                                              -------------------------------------------------------------
   Gross profit                                                  3,429,424         144,134       1,734,299         67,448

Operating expenses
   Selling expenses                                              1,470,750         238,744         691,952         87,576
   Marketing, general and administrative                         1,339,617         706,476         547,266        322,817
                                                              -------------------------------------------------------------
   Total operating expenses                                      2,810,367         945,220       1,239,218        410,393
                                                              -------------------------------------------------------------
   Net income (loss) from operations                               619,057        (801,086)        495,081       (342,945)

Other income (expense)
   Management frees earned                                           1,362               0           1,112              0
   Realized loss on trading securities                                   0          (2,800)              0              0
   Unrealized loss on trading securities                                 0           1,505               0              0
   Interest, net                                                       392           9,425             457          4,196
                                                              -------------------------------------------------------------
   Total other income (expense)                                      1,754           8,130           1,569          4,196
                                                              -------------------------------------------------------------
   Income (loss) before provisions for taxes                       620,811        (792,956)        496,650       (338,749)

   Provision for taxes (note 7)                                      5,000           3,528               0          2,728
                                                              -------------------------------------------------------------
   Net income (loss) before minority interest                      615,811        (796,484)        496,650       (341,477)

   Minority interest in net loss (income)                          (11,904)         26,819          (9,949)        16,232

   Net Income (Loss)                                              $603,907       ($769,665)       $486,701      ($325,245)
                                                              =============================================================
Earnings (loss) per common share (note 9)
   Primary                                                           $0.24          ($0.34)          $0.19         ($0.15)
   Fully diluted                                                     $0.24          ($0.34)          $0.19         ($0.15)

Common equivalent shares outstanding (note 9)
   Primary                                                       2,503,319       2,237,357       2,594,349      2,237,357
   Fully diluted                                                 2,503,319       2,237,357       2,594,349      2,237,357

                                   Unaudited

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 1995 and 1994

                                                                                  September 30, 1995       September 30, 1994
                                                                                  ------------------       ------------------
Cash Flows From Operating Activities:

Net (loss) income                                                                  $       603,907          $     (769,665)
Adjustments to reconcile net loss to net cash
  used in operating activities:
          Depreciation and amortization                                                     15,795                   8,016
          Gain on sale of developed business investment                                 (1,385,473)
          Minority interest in net income of subsidiary                                     11,904                 (26,819)
          Unrealized gain on trading securities                                                                     (1,505)
          Loss on sale of trading securities                                                                         2,800
          Accrued interest income                                                                                   (1,000)
          Deferred taxes                                                                                             1,878

Changes in operating assets and liabilities:
          (Increase) decrease in accounts receivable
             inventories, prepaid expenses, and
             other assets                                                                 (166,257)                 53,479
          Increase (decrease) in accounts payable, accrued
             expenses, and other current liabilities                                        66,251                     599
                                                                                   ----------------        ----------------

          Net cash used in operating activities                                           (853,873)               (732,217)

Cash Flows From Investing Activities:

Capitalized expenditures                                                                  (103,919)                (13,279)
Purchase of interest in Acacia Capital Partners, L.P.                                     (600,000)
Decrease (increase) in due from officer                                                                             73,447
                                                                                   ----------------          -------------

          Net cash used in investing activities                                           (703,919)                 60,148

Cash Flows From Financing Activities:

Proceeds from line of credit                                                             2,000,000
Issuance of common stock                                                                   886,572                 443,701
Proceeds from issuance of common stock warrants                                             10,000
Costs of issuing common stock                                                              (65,498)
Net proceeds from issuance of minority interest
  by subsidiary                                                                          1,035,570                 658,707
Dividends paid by subsidiary                                                               (69,613)                (15,785)
Payment of convertible note payable                                                       (200,000)
                                                                                    ---------------       -----------------

          Net cash provided by financing activities                                      3,597,031               1,086,623
                                                                                     -------------             -----------

Increase in cash and cash equivalents                                                    2,039,239                 414,554

Cash and cash equivalents, beginning                                                     1,000,389                 474,794
                                                                                      ------------           -------------

Cash And Cash Equivalents, Ending                                                   $    3,039,628                 889,348
                                                                                     =============           =============

                                   Unaudited

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1995

1.    DEVELOPMENT STAGE COMPANY

      Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the state laws of California. The Company offers a range of investment opportunities to its clients and shareholders. The Company is engaged in business development, where it sponsors and nurtures emerging or start-up businesses, as well as traditional capital management utilizing proprietary stock selection models. Since significant revenues have been earned from the sale of an initial business development investment, Whitewing Labs, the Company no longer is considered a development stage company.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, Whitewing Labs, a business developed by the Company. Intercompany transactions and balances have been eliminated in consolidation. Effective April 15, 1994, Whitewing Labs began issuing cumulative convertible preferred stock. The holders of such stock are entitled to all voting rights of common shareholders on a per share basis. For the period ended September 30, 1995, the Company maintained a weighted average majority interest of 63.83%, based upon voting shares outstanding of Whitewing Labs.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1995

3.    INVENTORIES

      Inventories at September 30, 1995, and December 31, 1994 consist of the following:

                                                                   1995                           1994
                                                              -------------                  -------------
      Finished goods                                          $      83,062                  $      26,763
      Shipping supplies                                               1,534                          1,534
                                                              -------------                  -------------

          Total Inventories                                   $      84,596                  $      28,297
                                                              =============                  =============

4.    EQUIPMENT, FURNITURE, AND FIXTURES

      Equipment, furniture, and fixtures consist of the following at September 30, 1995 and December 31, 1994:

                                                                   1995                            1994
                                                              -------------                   -------------
          Computer equipment                                  $      38,331                   $      24,891
          Furniture and fixtures                                    130,335                          33,247
                                                              -------------                   -------------
                                                                    168,666                          58,138
          Accumulated depreciation                                  (27,194)                        (12,306)
                                                              -------------                   -------------

          Total Equipment, Furniture, and Fixtures            $     141,472                   $      45,832
                                                              =============                   =============

      Depreciation expense for the nine months ended September 30, 1995 was $14,888.

5.    COMMITMENTS AND CONTINGENCIES

      Lease obligations - As of September 30, 1995, the furniture and fixtures account included assets in the amount of $8,661 financed by a capital lease agreements which will expire in 1996 and 1999. Accumulated depreciation includes $769 of amortization related to assets financed by capital lease agreements. The amortization of assets under capital lease has been included in depreciation expense.

      The Company leases office facilities under operating leases, through December 1996, with options to renew the leases at a rate determined by the Consumer Price Index at the time of renewal. The Company's minimum monthly lease payment for 1995 is $2,085. Consolidated rent expense for the nine months ended September 30, 1995 was approximately $47,000.

      At September 30, 1995, the future minimum lease payments for capital and operating leases equalled the following:

                                                                 Capital                         Operating
                                                              -------------                   --------------
          1995                                                $         768                   $       13,819
          1996                                                        2,994                           23,852
          1997                                                        2,184                           -
          1998                                                        2,184                           -
          1999                                                        1,638                           -
                                                              -------------                   --------------
          Totals                                                      9,768                           37,671
          Less interest portion                                      (2,233)                           -
                                                              -------------                   --------------
          Minimum lease payments                              $       7,535                   $       37,671
                                                              =============                   ==============

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1995

5.    COMMITMENTS AND CONTINGENCIES (continued)

      Restricted cash - Whitewing Labs is required to maintain a reserve cash account with a balance, at the end of each month, equal to 5.00% of the preceding six months gross sales volume via credit card transactions or $5,000, whichever is greater. As of September 30, 1995, $38,417 was restricted.

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

      Under the terms of the Plan, options may be exercised upon terms approved by the Board of Directors of the Company, and expire at a maximum of ten
      years from the date of grant.   Incentive Stock Options are granted at
      prices equal to or greater than fair market value at the date of grant. Nonqualified Stock Options are granted at prices equal to or greater than 85% of the fair market value at the date of grant. The Company's Board granted to officers, directors, and consultants of the Company stock options to purchase 779,225 shares of the Company's stock at $1.50 to $5.10 per share, and 550,000 options were granted in 1993, 229,225 in 1994 and 10,000 in 1995. These options are fully vested and expire in 1995 and 1999. At September 30, 1995, these options represented the only options outstanding and exercisable. No options were exercised during 1994. The Company issued 100,000 common stock warrants on January 1, 1995. The warrants grant the holder the option to purchase 100,000 shares of common stock for $4.00 per share. These warrants expire on January 1, 2000. For the period ended September 30, 1995 options were exercised on 44,000 shares, total proceeds, from these options to the Company were $102,000.

7.    PROVISION FOR INCOME TAXES

      The consolidated provision for income taxes for the nine months ended September 30, 1995 consists of the following:


                   Current                            1995
                   -------                        ------------
                   State                          $        800
                                                  ============

      As of September 30, 1995, the Company has net operating loss carryforwards of approximately $700,000 for federal income tax purposes available to reduce future federal taxable income through 2009. The Company also has net operating loss carryforwards of approximately $150,000 for California state income tax purposes available to reduce future California state taxable income through 1999.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1995

7.    PROVISION FOR INCOME TAXES (continued)

      At September 30, 1995, the Company's subsidiary had net operating loss carryforwards of approximately $600,000 for Federal income tax purposes available to reduce future Federal taxable income through 2009. The subsidiary also had net operating loss carryforwards of approximately $283,000 for state income tax purposes. Approximately $139,000 and $144,000 are available to reduce future state taxable income in California and Arizona, respectively. Such carryforwards expire through the years 1999 and 2009, respectively. It is anticipated that these carryforwards will offset any current year taxable income.

      The Company's deferred tax benefit from net operating losses of $120,000, and the subsidiary's deferred benefit of $204,000 have not been reported in these financial statements, or for the investment in unconsolidated subsidiary. A valuation allowance in the amount of the tax benefits as of the balance sheet date has been set up because it cannot be determined whether the Company will generate future taxable income to realize any of the tax benefits.

8.    EARNINGS (LOSS) PER COMMON SHARE

      Pursuant to SEC rules, common stock issued during the twelve month period before the filing of the registration statement has been included in the calculation of common equivalent shares, using the Treasury stock method, as if they had been outstanding for all periods presented.

      Primary and fully diluted earnings per common share for 1995 have been presented based upon the weighted average of common shares outstanding and shares determined to be outstanding from the conversion of stock options and warrants for the quarter ended September 30, 1995. Primary and fully diluted loss per common share for 1994 have been presented based upon 1,458,132 shares outstanding and 779,225 shares determined to be outstanding from the conversion of stock options.

9.    CONVERTIBLE NOTE PAYABLE

      As of December 31, 1994, the Company's subsidiary had a $200,000 note payable, due on October 15, 1995, bearing interest at 10 percent per annum, which is convertible into 40,000 shares of common stock at $5 per share. This note was redeemed in the second quarter of 1995.

10.   LINE OF CREDIT

      The Company has a line of credit up to $2,000,000 collateralized by a money market account. Interest on the outstanding balance is calculated at 10% per annum. The line of credit expires on September 20, 1996.

ACACIA RESEARCH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1995

11.   DUE FROM STOCKHOLDERS - BUSINESS DEVELOPMENT

      As of September 30, 1995, the Company holds a promissory note from a stockholder in the amount of $375,000. The note bears interest at 4% per annum and is due in September of 1995. The note is secured by 50,000 shares of Whitewing Labs common stock. The Company received payments of $348,000 in October 1995 on this note.

      As of September 30, 1995, the Company holds a promissory note from a stockholder in the amount of $400,000. The note bears interest at 5% per annum and is due on December 5, 1995. The note is secured by 50,000 shares of Whitewing Labs common stock.

      As of September 30, 1995, the Company holds a promissory note from a stockholder in the amount of $60,000. The note bears interest at 5% per annum and is due on November 15, 1995. The note is secured by 7,500 shares of Whitewing Labs common stock.

      As of September 30, 1995, the Company holds a promissory note from a stockholder in the amount of $100,000. The note bears interest at 5% per annum and is due on December 5, 1995. The note is secured by 12,500 shares of Whitewing Labs common stock.

      As of September 30, 1995, the Company holds a promissory note from a stockholder in the amount of $120,000. The note bears interest at 5% per annum and is due on November 15, 1995. The note is secured by 15,000 shares of Whitewing Labs common stock.


12.   COMMON STOCK SUBSCRIPTION

      As of September 30, 1995, the Company has a $50,000 unsecured promissory note receivable from an individual. The note was issued in connection with the purchase of 25,000 shares of common stock which have not been issued to the individual. The note bears interest at 4% per annum and is due in April 1995.

13.   SUPPLEMENTAL CASH FLOW INFORMATION

      As disclosed in Note 5, the Company incurred a capital lease obligation in 1993 of $2,052 and $6,609 in 1995. Cash paid for the nine months
      ended September 30, 1995 for interest was $158.   The Company paid cash
      for income taxes in the amount of $814 in 1994.

ACACIA RESEARCH CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1995

14.   SIGNIFICANT RISKS

      As described in these financial statements, all operating revenues earned by the Company are from the sale of health care products by its subsidiary Whitewing Labs, as well as it's business development investments. As of the date of these financial statements, the Company has not yet generated any significant operating revenue from its investment management services. As of the date of these financial statements, management believes that its operating requirements for 1995 can be sustained with its existing working capital.

      As of the date of these financial statements, the Company has invested $500,000, and its subsidiary Whitewing Labs has also invested $100,000 in Acacia Capital Partners, L.P. The Company expects its involvement as general partner of Acacia Capital Partners, L.P. to provide additional working capital necessary to support planned operations of the Company.

      However, in part, the future success of the Company's operations is dependent upon the ability of the Company, as general partner of Acacia Capital Partners, L.P.("the Partnership"), to raise capital investment in the Partnership. As general partner of the Partnership, the Company will earn a management fee based upon the value of investments held by the partnership, which will be paid to the Company on a quarterly basis. In addition, the Company may earn performance fees equal to 20% of annual net profits generated by investments. Management of the Company believes that unless $25,000,000 is invested in the partnership, it is likely that the management fees payable to the Company will not be sufficient to sustain the Company's planned operations, and the Company would therefore have to rely on capital raised through the sale of additional common stock, or through the development of other new businesses. Accordingly, there can be no assurance that the Company will be able to raise sufficient capital investment in the Partnership to finance its ongoing operations, or successfully raise capital through the issuance of additional shares of common stock, or earn sufficient revenue from the development of other new businesses.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Position.


A.    Consolidated results of operations

      Three months ended September 30, 1995 vs. September 30, 1994

      The third quarter of 1995 is the third consecutive profitable quarter for Acacia Research Corporation. The Company earned $0.19 per common share on net income of $486,701, compared to a net loss for the same period in 1994 of $0.15 per common share on a net loss of $325,245. The Company was able to achieve profitability through revenue generated from its business development investments. Acacia Research sold a portion of its interest in a subsidiary, while maintaining voting control, during the third quarter of 1995 for a gain of $787,000.

      Third quarter sales of a Company subsidiary, Whitewing Labs, a business developed by the Company, have increased from $87,902 in 1994 to $1,104,292 in 1995. The increase in sales by Whitewing Labs can be attributed to alternative direct response mailings, including the use of magazine advertisements. Consequently, Whitewing Labs experienced larger selling expenses in the third quarter of 1995 due in large part to the increased advertising costs associated with its direct mail products.


      Nine months ended September 30, 1995 vs. September 30, 1994

      For the nine months ended, the Company's net income rose from a loss of $769,665 in 1994, to net income of $603,907 in 1995. This resulted in per share earnings from a deficit per share of $0.34 in 1994 to earnings per share of $0.24 in 1995. The increase in earnings per share can be attributed to income realized from its initial business development investments as well as the increased sales volume from Whitewing Labs.


      Outlook

      As described in Note 14 of the consolidated financial statements, the Company's success depends on its ability to raise capital for its investment management services, which include Acacia Capital Partners, L.P., as well as its ability to continue earning revenue from investments by the Company in the development of new businesses.

      The Company will institute a companion offshore private investment fund to Acacia Capital Partners, L.P. designed for interested European investors in January 1996. It is management's belief that the management fees to be earned by Acacia Research as a general partner of private investment funds, will increase significantly in 1996.

      In addition to Whitewing Labs, the Company currently has two businesses in development, both of which are high-tech related. Management foresees at least one of these businesses to generate revenue for the Company in 1996. Whitewing Labs has filed a registration statement with the SEC and its common stock is expected to be offered to the public by year-end.

B.    Consolidated Financial Position

      For the first nine months of 1995, Acacia Research has increased its total assets to $5,554,066 from total assets of $1,240,836 as of December 31, 1994. This has been accomplished primarily through the realization of gains from its business development investments as well as the issuance of additional common stock in Acacia Research Corporation. Consolidated cash and cash equivalents have risen to $3,039,628 at September 30, 1995 from $1,000,389 at December 31, 1994. A line of credit, collaterized by a money market account, has been obtained by the Company in the third quarter. The Company has invested $600,000 in Acacia Capital Partners, L.P., which includes $100,000 invested by Whitewing Labs. The Company has received notes as consideration for its sale of 135,000 shares of Whitewing Labs common stock. Of this total, payment was received for a note for 50,000 shares in October 1995. The remaining notes are due in fourth quarter of 1995. A significant increase in the amount of prepaid expenses and deferred advertising costs was reported as of September 30, 1995. These increases can be attributed to increased activity of the Company's subsidiary, Whitewing Labs




                          PART II - OTHER INFORMATION


      There is no required reportable other information for the quarter ended September 30, 1995.




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION



By:      /s/ R. BRUCE STEWART
    ------------------------------

Date:  November 8, 1995