Form 10KSB
period 1995-12-31
ACACIA RESEARCH CORP
filed 1996-04-01
CIK 934549

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from    N/A    to    N/A

                       Commission File No. 0-26068.

                          ACACIA RESEARCH CORPORATION
                 (Name of small business issuer in its charter)


           CALIFORNIA                                            95-440574
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

12 SOUTH RAYMOND AVENUE, PASADENA, CALIFORNIA 91105                91105
   (Address of principal executive offices)                      (Zip Code)

   Issuer's Telephone Number:  (818) 449-6431

   Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                        COMMON STOCK, WITHOUT PAR VALUE
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 12 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenue for the year ended December 31, 1995 were $3,194,241.

         The aggregate market value of the voting stock held by non-affiliates as of March 20, 1996, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, was $10,239,993.

DOCUMENTS INCORPORATED BY REFERENCE:      The information required by Part III
of Form 10-KSB is incorporated herein by reference to registrant's definitive proxy statement to be filed not later than 120 days after the end of the fiscal year covered hereby.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Acacia Research Corporation (the "Company"), incorporated in January 1993, provides traditional capital management services, and also provides management services to and makes direct investments in new emerging corporations. The Company is diversified with key management providing oversight to each independent business segment.

         In 1995, Whitewing Labs, a business established by the Company, filed a registration statement for a public offering. In February 1996, the registration statement became effective and Whitewing Labs began trading on the Nasdaq Stock Market under the symbols WWLI and WWLI-W.

                      CAPITAL MANAGEMENT/ADVISORY SERVICES

         The Company is a registered investment advisor currently managing two domestic private investment partnerships whose limited partners are required to be accredited investors. The Company is also the investment advisor to an offshore investment corporation. The Company utilizes proprietary stock-screening models developed and tested over a three-year period with an investment by the Company of over $1 million. Client funds are invested primarily in large-cap U.S. equities.

         The Company began managing its first private investment partnership, or hedge fund, Acacia Capital Partners, L.P. in 1995. In January 1996, the Company became the investment advisor to an offshore fund, Acacia USA Fund. The Company formed an additional private investment partnership, Acacia Growth Fund, L.P., to commence in April 1996. The Company may manage additional private investment partnerships and offshore investment funds in the future.

Stock Screening Models

         The Company has developed three proprietary stock-screening models to assess the investment potential of public companies. The models evaluate a given stock from three separate perspectives: earnings growth, value, and trading-price analysis.

         The Earnings-Estimate Forecaster automatically updates all analyst earnings-estimate revisions on a daily basis and compares actual stock price movement with 30, 60, and 90 day changes in estimates.

         The Valuation Model provides an estimate of the "fair market value" for public companies based on a variety of considerations, including consistency of past earnings growth, rate of return on equity, the present value of its discounted cash flow, and management's history of translating retained earnings into shareholder value.

         The Trading-Range Analyzer identifies stocks with a defined price range and calculates the current position within the trading-range. This model is also used to determine breakout prices and support levels for stocks.

Proprietary Rights

         The Company has not obtained, and in the future will not necessarily apply for, patent or software copyright protection for any of the proprietary stock-screening computer models it has or will develop. Management believes that the Company's success will be dependent more upon the technical competency and creativity of key personnel in concept and product development and marketing than upon ownership of patents or software copyrights. Consequently, in order to protect its proprietary concepts and computer models, the Company intends to rely primarily on a combination of trade secret law and non-disclosure agreements with its employees, consultants, and customers.

Investment Strategy

         Both Acacia Capital Partners, L.P. and Acacia USA Fund seek to outperform the S&P 500 index by investing in equities, long and short, based on results of the Company's three proprietary stock-screening models. The funds use leverage, short sales, and options. Acacia Growth Fund, L.P. places a significant emphasis on the Company's earnings-estimate forecaster model, whereas Acacia Capital Partners, L.P. and Acacia USA Fund place primary emphasis on the Company's valuation model.

         In managing the funds, the Company may engage in short sales, hedging, option trading, leverage and other strategies from time to time. These may increase a fund's transaction costs, interest expense, and other costs and no assurance can be given that short sales, hedging, leverage, and other techniques and strategies will not result in material losses.

Domestic Private Investment Partnerships

         Each private investment partnership has two general partners, the Company and Paul R. Ryan. Paul R. Ryan is also a director and the Vice President, Capital Management of the Company. The general partners will be allocated on an annual basis (subject to certain exceptions) a performance fee equal to 20% of the annual net profits attributable to each partner's investment in the partnership. The general partners will be also be entitled to annual management fees payable by each limited partner in an amount equal to 1% of the value of that limited partner's capital account. These management fees are payable quarterly in advance at the beginning of each quarter based on the net asset value of the limited partner's capital account on the first day of the quarter. The Company will receive three-fourths, and Mr. Ryan will receive one-fourth of both the performance and management fees.

         It is the general partners' intention to reinvest substantially all income and gain allocable to the partners. Consequently, no distributions of partnership cash are contemplated. On dissolution of a partnership, any assets remaining after provision for all of the partnership's debts would be distributed to all partners in proportion to their respective capital accounts as of the end of the most recent quarter.

         A partnership will also pay or reimburse the general partners for certain costs and expenses incurred by or on behalf of the partnership, including certain legal and accounting fees. Although a partnership will not be obligated to reimburse the general partners for any of the general partners' own operating, general and administrative, and overhead costs and expenses, some or all of these expenses may be paid by securities brokerage firms that execute securities trades for a partnership.

         To date, the Company has used $750,000 of available cash to acquire a partnership interest in Acacia Capital Partners, L.P., and will use $100,000 to acquire a partnership interest in Acacia Growth Fund, L.P. The value of the Company's investment in Acacia Capital Partners, L.P. was approximately $821,023 at December 31, 1995. The Company expects to obtain a better return on these investments than that offered on bank or other institutional interest bearing deposits.

         The capital invested by the Company in its limited partnerships are subject to all of the risks to be encountered by all investors in a partnership managed by the Company as a result of the investment strategy adopted for the investment partnership, including the risks associated with short sales, hedging, option trading, trading on margin, and other leverage transactions. No assurance can be given that a partnership's investment strategy will not result in material losses for the partnership. On the other hand, if the investment partnership were profitable, the partners thereof, including the Company, would be credited with partnership net income, and would therefore incur income tax liability, even if they receive little or no cash distributions from the partnership. Since the stated intention of the partnership is to reinvest substantially all income and gain allocable to the partners thereof, it should not be expected that distributions of partnership cash will be made to the partners, including the Company, that could be used to pay any income tax on partnership profits allocated to their respective accounts. The Company's investment in a limited partnership is also subject to a significant lack of liquidity, since there is no public market for interests in a limited partnership and no such market can be expected to develop. The Company may, however, on advance notice to the general partners, withdraw all or part (at least $25,000) of its capital account as of any June 30 or December 31 following the first anniversary of the Company's admission to the partnership. The general partners may waive these withdrawal restrictions for any limited partner.

Offshore Investment Funds

         The Company is the investment advisor to Acacia USA Fund, a Cayman Islands exempted company. Furman Selz Financial Services Limited, in Dublin, Ireland, is the administrator, registrar, and transfer agent for this fund.

         The Company will be allocated on an annual basis (subject to certain exceptions) a performance fee equal to 20% of the annual net profits attributable to the investment of each shareholder of Acacia USA Fund. The Company will also be entitled to annual management fees payable by the fund in an amount equal to 1% of the value of the fund's capital account. The Company will receive three-fourths, and Mr. Ryan will receive one-fourth, of both the performance and management fees. The Company will not be reimbursed by the offshore fund for any of its expenses incurred in managing this fund's investments. The assets of this offshore fund are exposed to many of the same risks inherent in the Company's domestic private investment partnerships.

Competition

         In attempting to raise funds for its investment advisory services, the Company encounters competition from all other sources of investment management and advice, including public mutual funds, other private investment funds, money managers, and stock brokerages.


                         EMERGING BUSINESSES/AFFILIATES

         The Company participates in the formation of emerging or start-up companies in various business fields by arranging for and contributing capital and providing management assistance. Potential ventures are evaluated based on the ability of the business to become viable and reach a significant milestone with the Company's initial investment in addition to its possessing an opportunity large enough to become a free-standing public entity.

         Development of emerging businesses are subject to all of the problems, expenses, delays, and risks inherent in the establishment of a new business enterprise, over many of which the Company has no control, including uncertain market conditions and the absence of an operating history. Therefore, there can be no assurance that the Company's plan of operations will be successful or that the Company will be able to achieve or maintain profitable operations.

Whitewing Labs, Inc.

         On July 29, 1993, the Company incorporated Whitewing Labs under the laws of the state of California. The Company acquired 100% of the outstanding stock of Whitewing Labs for a total of $100,000 in cash. Whitewing Labs develops, or seeks to acquire through license, nutritional supplements that can be directly marketed to the over age forty market in the United States. Products are formulated with natural ingredients, and contain no preservatives, synthetics, artificial colors, lactose, starch, or sugar. Whitewing Labs currently markets 19 different products which are intended to offer alternatives to conventional treatments for symptoms associated with the aging process.

         Whitewing Labs began realizing revenue from product sales in October 1993, and incurred losses through the end of 1994 and for the six months ended June 30, 1995, and reported net income of $20,695 on net sales of $3,474,206 for the year ended December 31, 1995. Substantially all of Whitewing Labs' revenue through December 31, 1995, have been attributable to its first product, PROTSAFE(TM), which is formulated to alleviate the symptoms associated with prostatitis. For the entire year of 1995, Whitewing Labs realized a profit margin, after costs of goods sold and selling and advertising expenses, but before general and administrative expenses, of approximately 63.2% on repeat orders. Reorders from existing customers accounted for 17.6% of all net sales generated for the year ended December 31, 1995. As of December 31, 1995, Whitewing Labs' customer base numbered approximately 50,000.

         As nutritional supplements, Whitewing Labs products are classified as foods and do not require marketing approval from the U.S. Federal Drug Administration ("FDA"), although they are subject to product labelling and advertising guidelines established by the FDA and the Federal Trade Commission ("FTC"). The average price for a one month supply of a single product is between $24.95 and $34.95. All of Whitewing Labs' products are manufactured, bottled, and labelled for Whitewing Labs by Vita Minerals, Inc., an independent manufacturer of drugs and vitamins for over 75 years. Vita Minerals' operations are subject to the regulations of, and monitoring by, the FDA and various state and local regulatory authorities. Whitewing Labs also relies on other independent contractors to perform a number of additional tasks under its supervision, including product development, advertising placement, direct mail preparation and mailing, order receipt, credit card processing, and order fulfillment. Although federal trademark registration has been granted for PROTSAFE(TM) and Whitewing Labs intends to seek trademark protection for additional brand names, its product formulations are protected only by common law concepts of confidentiality and trade secrets.

         The management of Whitewing Labs consists of Cynthia Kolke, a director and President of Whitewing Labs; R. Bruce Stewart, Chairman of the Whitewing Labs' Board and its Secretary and Treasurer; Fred A. de Boom, a director; and William D. Fox, a director. Mr. Stewart is also the President, Treasurer, and Chairman of the Board of the Company. Mr. de Boom is also a director of the Company. Ms. Kolke has 26 years experience in sales and marketing in a number of capacities, including Director of Marketing of The Service Bureau Corporation, a division of IBM sold to Control Data in 1973; Vice President of Sales for Light Signatures, an independent marketing consultant; and Operations Manager of G.B. Data Systems, Inc., a direct mail, nutritional supplement marketing company.

         At December 31, 1995, the Company had made loans to Whitewing Labs totalling $314,247, of which $200,000 was paid to the Company by Whitewing Labs during 1995 and the balance paid to the Company in 1996. Between December 1994 and September 1995, the Company assisted Whitewing Labs in selling additional equity in private transactions to raise gross proceeds of approximately $2.1 million. The Company sold a portion of its interest in Whitewing Labs during 1994 and 1995, but maintained voting control over approximately 65% of the outstanding voting securities of Whitewing Labs, directly owning approximately 38%, as of December 31, 1995.

         Whitewing Labs filed a registration statement in 1995 with the Securities and Exchange Commission. In addition, as part of the proposed offering, Whitewing Labs, Inc. was incorporated under the laws of the State of Delaware, as a wholly-owned subsidiary of Whitewing Labs, a California corporation, for the purpose of changing Whitewing Labs' state of incorporation from California to Delaware (the "Reincorporation"). The offering was deemed effective in February 1996 and the Reincorporation took place prior to the consummation of the offering. In connection therewith, the holders of all of Whitewing Labs' securities, including the Company, were entitled to receive or purchase three shares of the Whitewing Labs, Inc. common stock for every two shares of Whitewing Labs' common or preferred stock outstanding or issuable upon exercise of outstanding stock options.

         Whitewing Labs, Inc. conducted its initial public offering in February 1996, selling 1,035,000 shares of common stock at $5.00 per share and 1,035,000 common stock purchase warrants ("Warrants") at $0.20 per Warrant, generating aggregate net proceeds of approximately $4.3 million. Two Warrants entitle the holder to purchase one share of Whitewing Labs common stock at a price of $7.00 per share during the three year period ending February 8, 1999, and may be redeemed by Whitewing Labs under certain circumstances.

         Whitewing Labs' principal executive offices are located at 15455 San Fernando Mission Boulevard, Suite 105, Mission Hills, California 91345, telephone number (818) 898-2167.


MerkWerks Corporation

         MerkWerks Corporation, was incorporated by the Company under the laws of the state of California on September 11, 1995. MerkWerks Corporation is a developmental stage company and is currently developing software for use with CD-Recordable, or CD-R, computer drives for Macintosh, and possibly Windows, platforms. It is anticipated that development of the software will be completed shortly and marketing of the initial product through licensing or sale may commence by the end of May 1996. Upon completion of this first product, MerkWerks Corporation may begin development of other utility software products, while continuing to support and enhance the initial product. Although there are currently at least 22 CD-R software packages on the market, there appears to be a need for better user features to enhance the usability of CD-R drives.

         The Company provided $100,000 in cash to MerkWerks Corporation in exchange for 2,000,000 shares of its common stock, or 100% of the total outstanding shares of MerkWerks Corporation. The Company has also loaned or advanced on behalf of MerkWerks Corporation an aggregate of $70,636 as of December 31, 1995. In December 1995 and January 1996, the Company sold approximately 30% of its interest in MerkWerks Corporation for approximately $600,000.

Other Developments

         The Company has formed two additional corporations, both of which are high-tech related. One company, Soundview Technologies Incorporated, was formed under the laws of the state of Delaware in March 1996, and is involved in the commercialization of patented technology that automatically screens objectionable programming. Soundview Technologies Incorporated will initially target V-chip and direct broadcast satellite (DBS) applications of its patented technology. The other company is involved in chemical synthesis.

Competition

         The Company expects to encounter competition in the area of business opportunities from other entities having similar business objectives, such as venture capital funds. Many of these potential competitors may possess greater financial, technical, human, and other resources than that of the Company.

Regulation

         The Company is registered as an "investment advisor" with the Securities and Exchange Commission under the Investment Advisors Act of 1940, and certified as an "investment advisor" by the California Commissioner of Corporations under the California Corporate Securities Law of 1968, as amended. Accordingly, the Company is required to maintain and preserve specified books and records regarding its activities and make them available to regulatory authorities for inspection. In the event that the Company fails to comply with the rules of the regulatory bodies having jurisdiction over its activities as an investment advisor, the Company could be prohibited from continuing its operations and be subject to substantial monetary fines and penalties. The Company has an affirmative obligation of good faith and full and fair disclosure of all material facts to, as well as a duty to avoid misleading, each investment limited partnership for which the Company acts as an investment advisor. In addition, the Company is also required to provide, on an annual basis, a free brochure that provides additional information about the Company, its investment advisory services, and fees charged, and must promptly disclose any material disciplinary actions taken by federal or California regulatory authorities against the Company or any of its officers, directors or employees. The Company also is subject to regulatory prohibitions against the use of certain advertising, with special prohibitions applicable to the use of testimonials, past specific recommendations, and the use of certain charts, graphs and formulas. In the event that the Company failed to comply with rules and regulations applicable to the conduct of "investment advisors," the Company could be prohibited from continuing its operations and subject to monetary fines and penalties.

         The regulatory scope of the Investment Company Act of 1940 ("Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Company believes that its anticipated principal activities will not subject the Company to regulation under the Investment Company Act. However, the Investment Company Act may also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. For example, should the Company obtain or retain a minority interest in another enterprise, or should more than forty percent of the Company's assets consist at any time of investments in the initial or subsequent investment limited partnerships to be formed and managed by the Company, the Company could become or be deemed an investment company within the meaning of the Investment Company Act. In such event, the Company may become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities.
In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure, and compliance with certain burdensome reporting, recordkeeping, voting, proxy, disclosure, and other rules and regulations. In the event of characterization of the Company as an investment company, the Company could be expected to incur significant registration and compliance costs if required to register under the Investment Company Act, and the failure by the Company to satisfy regulatory requirements, whether on a timely basis or at all, would, under certain circumstances, have a material adverse effect on the Company. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that the Company could be classified as an "investment company."

Employees

         The Company has a total of five full-time employees.  The
Company believes that its future success will depend in large part on its ability to retain its key personnel, and on its ability to attract, retain, train, and motivate additional highly skilled and dedicated employees. The Company is not a party to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent. From time to time the Company may retain independent third parties to provide services on a contract, "as needed" basis.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company leases a 1,485 square foot office in Pasadena, California that Management believes is sufficient for the Company's current needs. If needed, a large amount of additional space is available for rental on a comparable basis within a few blocks of the Company's present location.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


RECENT MARKET PRICES

         On June 15, 1995, the Company's Registration Statement on Form SB-2 became effective under the Securities Act of 1933, as amended (the "Securities Act"). See Item 6. Management's Discussion and Analysis or Plan of Operation
- - "Liquidity and Capital Resources." In connection with the effectiveness of the Registration Statement under the Securities Act, the Company also voluntarily registered the entire class of its Common Stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), in order to make the Company a "fully reporting company" which files all of the reports, proxy statements, and information required to be filed with the Securities and Exchange Commission (the "Commission") under the Exchange Act.

         Prior to the registration of the Company's Common Stock under the Securities Act and the Exchange Act, there had been no public market for the Common Stock and there can be no assurance that an active public market for the Company's Common Stock will be sustained in the future. The markets for securities such as the Company's Common Stock historically have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in the Company's industry and the investment markets generally, as well as economic conditions and quarterly variations in the Company's results of operations, may adversely affect the market price of the Company's Common
Stock. Moreover, unless and until it is approved for quotation on Nasdaq, the Company's Common Stock could become subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in subject to rules adopted by the Commission regulating broker-dealer practices in connection with transactions in "penny stocks." Penny stock generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on Nasdaq, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or the Nasdaq system). Unless an exemption from the definition of a "penny stock" were available, any broker engaging in a transaction in the Company's Common Stock would be required to provide any customer with a risk disclosure document, disclosure of market conditions, if any, disclosure of the compensation of the broker-dealer and its salesperson in the transaction, and monthly accounts showing the market values of the Company's Common Stock held in the customer's account. The bid and offer quotation and compensation information must be provided prior to effecting the transaction and must be contained on the customer's confirmation. It may be anticipated that a number of brokers may be unwilling to engage in transactions in the Company's Common Stock because of the need to comply with the "penny stock" rules, thereby making it more difficult for holders of Common Stock to dispose of their shares.

         Since June 1995, the Company's Common Stock has been traded in the over-the-counter market, and bid and asked quotations for the Common Stock have been published by one or more broker-dealers on the NASD Bulletin Board since July 1995. The following table sets forth the high and low bid prices for a share of the Company's Common Stock during the periods presented, as reported by the National Quotation Bureau, Inc. Bid quotations represent high and low prices quoted between dealers, do not include commissions, mark-ups, or mark-downs, and may not represent actual transactions.

                                                      High             Low
                                                      ----             ---
         1995
         ----

                 June 15 - September 30               $10              $5-1/2
                 October 1 - December 31              $ 8              $5-1/4

         1996
         ----

                 January 1 - March 29                 $8-1/4           $5-1/4


         On March 29, 1996, the closing bid and asked quotations for the Common Stock, as reported by the National Quotation Bureau, Inc., were $8-1/4 and $8-3/4, respectively, per share. The Company's Common Stock trades under the symbol ACRI.

DESCRIPTION OF SECURITIES

         The Company is authorized to issue up to 10,000,000 shares of Common Stock, without par value, of which 1,869,372 shares of Common Stock have been issued and are outstanding and held of record by a total of approximately 400 shareholders as of March 29, 1996. Holders of the Common Stock are entitled to one vote per share on all matters to be voted on by the shareholders, and to cumulate votes in the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidations, dissolution, or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets of the Company which are legally available for distribution, after payment of all debts and other liabilities. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of the Common Stock are, when issued and delivered, validly issued, fully paid and nonassessable.

TRANSFER AGENT AND REGISTRAR

         U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204-2991, is the Transfer Agent and Registrar for the Company's Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE; RIGHTS TO ACQUIRE SHARES

         Although 1,602,825 shares of the Company's Common Stock currently outstanding were issued without registration under the Securities Act, all of these shares, including an aggregate of 410,000 shares owned by executive officers and directors of the Company, were registered under the Securities Act at the time of the Company's initial public offering in June 1995. Sales of substantial amounts of the total number of outstanding shares of Company's Common Stock, or even the potential for such sales, could have an adverse effect on any market price for shares of the Company's Common Stock that could develop, and could impair the Company's ability to raise capital through the sale of its equity securities. In addition, a total of 1,000,000 shares of Common Stock have been reserved for issuance upon exercise of options granted and to be granted under the Company's Stock Option Plan, all of which have also been registered under the Securities Act. During the terms of such options, the holders thereof will have the opportunity to profit from an increase in the market price of the Company's Common Stock with resulting dilution in the interest of holders of Common Stock. The existence of such stock options may adversely affect the terms on which the Company can obtain additional financing, and the holders of such options can be expected to exercise or convert such options at a time when the Company, in all likelihood, would be able to obtain additional capital by offering shares of its Common Stock on terms more favorable to the Company than those provided by the exercise or conversion of such options.

DIVIDEND POLICY

         The Company has never paid any cash dividends on its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. Instead, the Company intends to apply any earnings to the development and expansion of its business.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

         Although Management of the Company has had extensive experience in the investment industry, the Company itself is a recently formed business entity and has no significant history of operations or revenues. As such, it can be expected that future operating results will continue to be subject to many of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, over many of which the Company has no control. There can be no assurance, therefore, that the Company will be able to achieve or sustain profitability in future periods. Even if the Company's operations prove to be marginally profitable, the value of the Company's Common Stock, and the potential return to investors, could be substantially diminished.

         In March 1995, the Company formed the first of two private investment partnerships through which the Company intends to invest a portion of the Company's own funds, as well as additional funds committed to the Company's investment advisory services by additional limited partners, in stocks selected for purchase and sale by the Company's portfolio manager with the aid of the Company's proprietary stock-screening models. Although these assumptions are based on the best estimates of Management, there can be no assurance that these assessments will prove to be correct. The level of management fee revenue received by the Company will depend upon the amount of money invested in the private investment partnerships and the offshore investment fund managed by the Company, which will in turn depend to a large extent upon the performance of the Company's stock-screening models and the Company's portfolio manager in selecting stocks that can be purchased and sold to generate trading profits.

         In July 1993, the Company made its first investment in a developmental stage business through the incorporation of Whitewing Labs. Although Whitewing Labs was successful in establishing and growing its business with the Company's assistance to a level that enabled Whitewing Labs to conduct an initial public offering in February 1996, there can be no assurance that any or all of the additional investments which the Company has made to date, or may make in the future, will generate a return to the Company on its investment that is comparable to that realized in the case of Whitewing Labs.

         The Company's operating results may vary significantly from quarter to quarter due to a variety of factors including the amount of money in the funds and partnerships under management by the Company, the actual performance of the Company's proprietary stock-screening models in selecting stocks that can be bought and sold by the funds and partnerships to generate trading profits, the introduction of new investment products by the Company or its competitors, pricing pressures, general economic conditions, and other factors. Although the Company's stock-screening models have achieved a performance record to date that Management believes will enable the funds and partnerships managed by the Company to attract additional investment capital, there can be no assurance that selections made by the stock-screening models can continue to be used to achieve comparable results. The withdrawal of one or more limited partners or other investors of a substantial amount of capital invested in the funds or partnerships, or a short fall in the fund's or partnerships' trading profits, could significantly effect the Company's quarterly results.

         Any future success that the Company might enjoy will depend on several factors, including factors which may be beyond the control of the Company or which cannot be predicted at this time. These factors may include technological advances or product obsolescence, increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs including costs of supplies, personnel, and equipment, reduced margins caused by competitive pressures and other factors, and changes in governmental regulation imposed under federal, state, or local laws.

SELECTED FINANCIAL DATA

         The selected financial data set forth below as of December 31, 1993, 1994, and 1995, and for the period January 25, 1993 (inception) through December 31, 1993, and the years ended December 31, 1994 and 1995, has been derived from the Company's audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including the notes thereto).

        Financial statements have been restated to reflect a change in accounting for the Company's investment in Whitewing Labs to the equity method due to the Company's reduced ownership interest in Whitewing Labs. The Company also accounts for its investments in Acacia Capital Partners L.P. on the equity method. However, financial statements for the year ended December 31, 1995 reflect consolidation with MerkWerks Corporation. Financial statements for periods prior to the period ending December 31, 1995 were originally consolidated to include the accounts of the Company and Whitewing Labs. These prior statements included operating revenue earned by the Company from the sale of health care products by Whitewing Labs. Prior to this restatement, sales for the Company were reported as $455,359 in 1994 and $110,368 in 1993, as compared to no revenues from this source reported in 1994 and 1993 in the restated financial statements.


STATEMENT OF OPERATIONS DATA: For the years ended December 31, 1995 and 1994, and the period ending 1993


                                                        1995                 1994                  1993
                                                   ------------------------------------------------------------
Revenues                                           $   3,194,241        $          --         $         --

Marketing, general and administrative                  1,399,042              722,861              596,343
                                                   -------------        -------------         ------------
Income from operations                                 1,795,199             (722,861)            (596,343)

Other income (expenses)
         Management fees                                   2,880                   --                   --
         Interest income                                  49,567               37,502                8,215
         Miscellaneous income(loss)                           --               (1,295)              (1,505)
         Equity in earnings of investments               271,023             (137,782)            (276,465)
                                                   -------------        -------------         ------------
Income before provision for taxes                      2,118,669             (824,436)            (866,098)

Provision for income taxes                                55,756                3,541                1,486
                                                   -------------        -------------         ------------
Income before minority consolidated
  interest                                             2,062,913             (827,977)            (867,584)

Minority interest in net loss of
  consolidated subsidiary                                   (459)                  --                   --
                                                   -------------        -------------         ------------
Net Income (Loss)                                  $   2,063,372        $    (827,977)        $   (867,584)
                                                   =============        =============         ============
Earnings(loss) per common share
         Fully diluted                                     $0.81               ($0.35)              ($0.44)

Weighted average shares outstanding
         Fully diluted                                 2,558,647            2,357,050            1,991,000



BALANCE SHEET DATA: December 31, 1995 and 1994


                                                                 1995                     1994
                                                            --------------------------------------
Total Assets                                                $  4,463,212             $     779,180

Total Liabilities                                                357,979                   352,230

Minority interest                                                 10,796                        --

Stockholders' equity                                           4,094,437                   426,950

RESULTS OF OPERATIONS

         The Company provides management and investment advisory services to investment funds and a limited number of other institutions and accredited investors in addition to providing managerial and financing assistance to, and direct investments in, emerging growth companies. As a result, revenue can be derived from three primary sources: investment management and advisory fees, revenues generated by subsidiaries whose results of operations are consolidated with those of the Company, and proceeds from the sale of all or any portion of the Company's equity interests in the emerging growth companies in which the Company has invested. In addition, the Company derives income or loss from investments in investment funds such as Acacia Capital Partners, L.P. and in subsidiaries such as Whitewing Labs whose results of operations previously were consolidated with those of the Company. As described below, this income or loss is reported on the equity method in the Company's financial statements as a separate line item, entitled "Equity in earnings on investments."

         In 1995, the Company began its first private investment partnership, Acacia Capital Partners, L.P. The Company is a general partner of this fund and, to date, has invested a total of $750,000 in this partnership. The Company is also a general partner of a second private investment partnership, Acacia Growth Fund, L.P., in which the Company invested $100,000 in March 1996. In January 1996, the Company became the investment advisor to an offshore investment company, Acacia USA Fund.

         As a general partner of the two private investment partnerships, the Company earns management fees which are accrued quarterly based on the amount of capital under management. In the capacity of investment advisor to each of these partners, and as the investment advisor to Acacia USA Fund, the Company also earns performance fees based on net profits which are collected on the anniversary of each partner in the case of the domestic private investment partnerships, and at the end of each calendar year in the case of the offshore fund.

         During 1995, the Company generated approximately $2.7 million in revenues from the sale of 51% of its holding in Whitewing Labs common stock and, as a result of those transactions, the Company's overall ownership interest of Whitewing Labs was reduced to 38% of common equity. Through proxies given to the Company from other common shareholders of Whitewing Labs, the Company did maintain a 65% voting interest as of December 31, 1995. This control was temporary, however, as Whitewing Labs successfully completed a public offering of more than 1,000,000 shares of newly issued common shares which further reduced the Company's voting control to 36% of the common shares outstanding for Whitewing Labs. Revenue for 1995 also includes $478,025 from the sale of approximately 25% of the Company's interest in its subsidiary, MerkWerks Corporation, an investment made by the Company in late 1995. An additional $101,550 in revenue was generated in early January 1996 from the completion of a private placement for MerkWerks Corporation and the Company now maintains a 69% stake in MerkWerks Corporation's stock.

        Since the Company continued to own a majority interest in MerkWerks Corporation as of December 31, 1995, the Company's restated financial statements do reflect the consolidation of the accounts of MerkWerks Corporation with those of the company. However, no revenue had been generated by MerkWerks Corporation as of December 31, 1995. Since MerkWerks is the Company's only consolidated subsidiary in the restated financial statements, and the Company itself earned no revenue in 1993 and 1994 during its development stage, no amounts are reflected as revenue in the restated financial statements for the periods ended December 31, 1993 and 1994.

         Prior to December 31, 1995, financial statements reflected the accounts of Whitewing Labs as a consolidated subsidiary in which the Company reported revenues from the sale of health care products of $455,359 in 1994 and $110,768 in 1993. Since the Company no longer holds a majority interest in Whitewing Labs, the financial statements for 1994 and 1993 have been restated in accordance with generally accepted accounting principles to reflect the change in accounting for the investment in Whitewing Labs to the equity method. In applying the equity method, the current financial statements of the Company report only its proportionate share of losses of Whitewing Labs attributable to the Company's ownership interest, and no longer includes the gross assets, sales, and expenses of Whitewing Labs in its financial statements.

         The amounts set forth as equity in earnings on investments for the periods ended December 31, 1993 and 1994 represent the Company's proportionate share of Whitewing's losses during the periods, offset to a small degree by interest accrued on Whitewing Labs' debt to the Company. However, in accordance with the equity method of accounting, the amounts which the Company reports as equity in the losses of Whitewing Labs are limited to the amount of capital invested by the Company in Whitewing Labs. As of December 31, 1995, the Company's proportionate interest in the losses of Whitewing Labs exceeded the Company's investment therein by $57,618. In 1995, the Company received $200,000 from Whitewing Labs in repayment of a portion of the then outstanding balance of the loans made by the Company to Whitewing Labs through December 31, 1994.
Since the Company's carrying value had been reduced by its proportionate share of Whitewing Lab's losses, this $200,000 payment was accounted for as a return on the Company's investment in Whitewing Labs which resulted in an increase in the carrying value of the Company's investment therein for financial reporting purposes. Accordingly, the balance of the Company's investment in Whitewing Labs, taking into account the $100,000 used to purchase shares of Whitewing Labs' common stock and amounts loaned to Whitewing Labs through December 1, 1994, the Company's proportionate share of Whitewing Labs' losses (partially offset by the interest on the loans), and the $200,000 loan repayment, the outstanding balance of the Company's investment in Whitewing Labs at December 31, 1995 was $214,247.

         In addition to the $200,000 received from Whitewing Labs, the amount reported as equity in earnings on investments for the year ended December 31, 1995 includes $71,023 attributable to an increase in the net asset value of the Company's $750,000 investment in Acacia Capital Partners, L.P. to $821,023. Since the net asset value of the Company's investment in the private investment partnerships can be expected to fluctuate, these fluctuations will affect the amounts reported as equity in earnings on investments in future periods.

         The increases in interest income occurring in 1995 and 1994 were partially attributable to the additional cash raised by the Company through sales of equity which were invested in short-term interest bearing securities and deposits pending use by the Company to fund the development of Whitewing and other investments and to defray marketing, general and administrative expenses during the Company's development stage. The increase in 1995 also includes interest accrued on notes given to the Company by the purchasers of portions of the Company's interests in Whitewing Labs and MerkWerks Corporation.

         The Company's marketing, general and administrative expenses increased by $676,181 from 1994 to 1995. The significant components of this increase consisted primarily of consulting, legal, accounting, and marketing costs, which exceeded 1994 amounts by approximately $529,000. The increase in these costs was a direct result of the Company's heightened activity in the establishment of its investment advisory services and formation of emerging corporations as well as the development of its existing entities. In 1994, marketing, general and administrative expenses were 21% higher in comparison with 1993 which was primarily due to salaries and consulting expenses. These totalled $519,312 for the year ended December 31, 1994, and were $342,355 for the period ended December 31, 1993. The difference is a result of the eleven-month reporting period for 1993, and the increased number of employees of the Company in 1994.

LIQUIDITY AND CAPITAL RESOURCES

     To date, the Company has relied upon the sale of equity securities to generate the capital needed to finance the implementation of its plan of operations. However, Management believes management and performance fees payable to Company through its investment advisory services will become a primary source of revenue in the foreseeable future. Moreover, the Company also expects to generate revenues from the sale of a portion of its investments to further support ongoing operations.

         The Company funded its operations during its start-up period with the net proceeds generated through the sale of an aggregate of 1,502,825 shares of the Company's Common Stock in three private placements. In the first private placement, which was completed in August 1993, 887,000 shares of Common Stock were sold to a total of 15 investors at $1.00 per share, generating proceeds to the Company, after deduction of expenses, of approximately $741,000. The second private placement, which was completed in December 1993, resulted in the sale of an additional 479,000 shares of Common Stock to 23 new investors at $2.00 per share, resulting in net proceeds to the Company of approximately $806,000. In the third private placement, which was completed in September 1994, an additional 136,825 shares of the Company's Common Stock were sold at $4.00 per share to a total of 23 investors, resulting in net proceeds to the Company of approximately $450,000.

         On June 15, 1995, the Company's Registration Statement on Form SB-2 became effective under the Securities Act. Pursuant to the Registration Statement, the Company registered 200,000 shares of its authorized but unissued Common Stock which could be offered and sold to the public by the Company, through its executive officers and directors, for a period of 90 days thereafter. During this 90-day period, which ended September 15, 1996, a total of 160,847 of these shares were sold by the Company at $6.00 per share, raising net proceeds of approximately $663,808. In addition, all of the 1,502,825 shares of the Company's Common Stock that had been previously issued in private transactions without registration and 100,000 shares of Company's Common Stock issued in connection with the organization of the Company were registered under the Securities Act for resale by the existing shareholders of the Company identified in the Prospectus included in the Registration Statement. The Registration Statement also registered for issuance the 1,000,000 shares of the Company's Common Stock issuable upon exercise of options granted and available for grant under the Company's Stock Option Plan.

         For a description of amounts invested in Acacia Capital Partners, L.P., see Item 1. Description of Business - "Capital Management/Advisory Services." For a description of amounts invested by the Company in and/or loaned to Whitewing Labs and MerkWerks Corporation, see Item 1. Description of Business - "Emerging Businesses/Affiliates."

     Cash flows from operations increased to $1,940,900 in 1995 primarily due to the partial sale of the Company's interest in Whitewing Labs, as compared to a deficit in cash flows from operations in 1994, or $695,590. This increase in operating cash flows was offset by $2,498,168 of cash used to support investing activities. In 1995, the Company sold some of its interests in Whitewing Labs and MerkWerks Corporation in exchange for notes receivable. Since December 31, 1995, the Company has collected $336,250 in principal amount of these notes, and anticipates that these notes will provide cash flow for the Company's planned operations in 1996. These notes mature in early to mid-1996.

         Management believes that the Company will generate sufficient cash flow, supplemented by its existing cash resources, to finance the Company's operations at currently anticipated levels for at least the next twelve months. However, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. On the other hand, if circumstances indicate that the Company should endeavor to expand its business at a faster rate than that currently planned for, it is likely that the Company would attempt to raise additional capital to accelerate its growth. In all events, the Company's ability to continue operations beyond twelve months will depend on its ability to generate significant cash flow from its operations. If sufficient cash flow is not being generated at the end of this period, the Company may be required to seek additional funds through equity, debt, or other external financing. Moreover, the development and expansion of the Company's business could place significant demands on the Company's infrastructure, and may likely require the Company to hire additional personnel, to implement additional operating and financial controls, install additional reporting and management information systems, and otherwise improve and expand the Company's business. The Company's future operating results will depend on Management's ability to manage future growth, and there can be no assurance that efforts to manage future growth will be successful.


ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements and supplemental data required by this Item are filed as exhibits hereto, as listed in the Index to Financial Statements included under Item 13(c) of Part IV below, and are incorporated herein by this reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this Item will be set forth in the Company's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered hereby, and is incorporated herein by this reference.


ITEM 10.  EXECUTIVE COMPENSATION.

         The information required by this Item will be set forth in the Company's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered hereby, and is incorporated herein by this reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item will be set forth in the Company's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered hereby, and is incorporated herein by this reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be set forth in the Company's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered hereby, and is incorporated herein by this reference.

                                    PART IV


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a) Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

                3.1    Articles of Incorporation, as amended*
                3.2    Bylaws, as amended*
               10.1 Lease of Company's Executive Offices at 12 South Raymond Avenue, Pasadena, California 91105*
               10.2    The Company's Stock Option Plan*
               10.3    Form of Stock Option Agreement*
               22.1    Subsidiaries*


               * Incorporated by reference from the Company's Registration Statement on Form SB-2 (33-87368-L.A.) which became effective under the Securities Act of 1933, as amended, on June 15, 1995

        (b)      Reports on Form 8-K.  None.

        (c)      Index to Financial Statements.


                                                                                                                        Page
                                                                                                                        ----
Independent Auditor's Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-1

Balance Sheets as of December 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-2

Statements of Operations for the Years Ended December 31, 1995 and 1994, and the Period Ended 1933  . . . . . . . . .    F-3

Statements of Stockholders' Equity for the Years ended December 31, 1995 and 1994, and the Period Ended 1993  . . . .    F-4

Statements of Cash Flows, for the Years ended December 31, 1995 and 1994, and the Period Ended 1993 . . . . . . . . .    F-5

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-6

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Acacia Research Corporation


                                       By:   R. BRUCE STEWART
                                          --------------------------------------
                                             R. Bruce Stewart
                                             President, Treasurer and Director

                                       Dated:  March 29, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


R. BRUCE STEWART                           Chairman of the Board                 March 29, 1996
- --------------------------------------     of Directors and Treasurer
R. Bruce Stewart


BROOKE P. ANDERSON
- --------------------------------------     Director                              March 29, 1996
Brooke P. Anderson


FRED A. DE BOOM
- --------------------------------------     Director                              March 29, 1996
Fred A. de Boom


FRED R. RYAN
- --------------------------------------     Director                              March 29, 1996
Paul R. Ryan

                               Finocchiaro & Co.
                          Certified Public Accountant
                    150 East Colorado Boulevard - Suite 201
                           Pasadena, California 91105
              Telephone (818) 449-6300 - Telecopier (818) 449-6299




                          INDEPENDENT AUDITOR'S REPORT



To the Stockholder and the Board of Directors
Acacia Research Corporation

We have audited the accompanying consolidated balance sheet and balance sheet of Acacia Research Corporation as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1995, as well as the statements of operations, stockholders' equity, and cash flows for the periods ended December 31, 1994 and 1993. These financial statements are the responsibility of Acacia Research Corporation's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Acacia Research Corporation as of December 31, 1995 and 1994, and the results of operations and cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, and as required by generally accepted accounting principles, Acacia Research Corporation has restated its financial statements for the periods ended December 31, 1994 and 1993, to reflect its change in accounting for its investment in Whitewing Labs to the equity method.





Pasadena, California
March 14, 1996

ACACIA RESEARCH CORPORATION
BALANCE SHEETS

December 31, 1995 and 1994


                                                                                           1995               1994
                                                                                         -----------        ---------
ASSETS
Current Assets
   Cash and cash equivalents                                                              $  788,611        $ 361,021
   Notes receivable                                                                        1,846,000            -
   Receivables from affiliates                                                               176,885          314,247
   Other receivables                                                                          74,994           39,980
   Prepaid expenses                                                                           12,948           33,181
   Deferred tax benefit                                                                       15,820            -
                                                                                          ----------        ---------
        Total current assets                                                               2,915,258          748,429

   Equipment, furniture, and fixtures                                                         63,569           28,738

Other assets
   Investments, at equity                                                                    821,023            -
   Deferred tax benefit                                                                      659,721            -
   Organization costs, net of accumulated amortization
     of $1,251 and $2,045                                                                      3,641            2,013
                                                                                          ----------        ---------
        Total Assets                                                                      $4,463,212        $ 779,180
                                                                                          ==========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                                                  $  129,066        $  34,556
   Equity in deficit of investment, at equity                                                114,247          314,247
   Income taxes payable                                                                      110,471              800
                                                                                          ----------        ---------
        Total current liabilities                                                            353,784          349,603

   Deferred tax liability                                                                      4,195            2,627
                                                                                          ----------        ---------
        Total other liabilities                                                              357,979          352,230

Commitments and contingencies

Minority interest                                                                             10,796            -

Stockholders' equity
   Common stock, no par value, 10,000,000 shares authorized,
        1,837,672 shares in 1995 and 1,577,825 shares in 1994
        issued and outstanding, 25,000 shares unissued in 1995 and 1994                    3,934,877        2,172,509
   Retained earnings (deficit)                                                               367,812       (1,695,559)
   Less stock subscription receivable                                                       (208,252)         (50,000)
                                                                                          ----------        ---------
        Total stockholders' equity                                                         4,094,437          426,950
                                                                                          ----------        ---------
        Total Liabilities and Stockholders' Equity                                        $4,463,212        $ 779,180
                                                                                          ==========        =========




The accompanying notes are an integral part of these financial statements.

ACACIA RESEARCH CORPORATION
STATEMENTS OF OPERATIONS

For the Years Ended December 31, 1995 and 1994 and the Period Ended 1993



                                                          1995               1994             1993
                                                       ------------        ---------       ----------
Revenues                                               $  3,194,241        $       -       $        -

Marketing, general, and administrative                    1,399,042          722,861          596,343
                                                       ------------        ---------       ----------
Income from operations                                    1,795,199         (722,861)        (596,343)

Other income (expenses)
     Management fees                                          2,880                -                -
     Interest income                                         49,567           37,502            8,215
     Miscellaneous income (loss)                                -             (1,295)          (1,505)
     Equity in earnings of investments                      271,023         (137,782)        (276,465)
                                                       ------------        ---------       ----------
Income before provision for taxes                         2,118,669         (824,436)        (866,098)

Provision for income taxes                                   55,756            3,541            1,486
                                                       ------------        ---------       ----------
Income before minority interest                           2,062,913         (827,977)        (867,584)

Minority interest in net loss of consolidated
  subsidiary                                                   (459)               -                -
                                                       ------------        ---------       ----------
Net Income (Loss)                                      $  2,063,372        $(827,977)      $ (867,584)
                                                       ============        =========       ==========
Earnings (loss) per common share
     Primary                                                  $0.81           ($0.35)          ($0.44)
     Fully diluted                                            $0.81           ($0.35)          ($0.44)

Weighted average shares outstanding
     Primary                                              2,558,647        2,357,050        1,991,000
     Fully diluted                                        2,558,647        2,357,050        1,991,000




The accompanying notes are an integral part of these financial statements.

ACACIA RESEARCH CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 1995 and 1994, and the Period Ended 1993


                                                      Common          Common          Retained          Stock
                                                      Shares          Stock      Earnings (deficit)  Subscriptions      Total
                                                    -----------      ---------   ------------------  -------------    ----------
1993
Stockholders' equity, January 25, 1993 (inception)        -        $      -         $       -         $      -        $     -
Net loss                                                                               (867,584)                        (867,584)
Common stock issued                                 1,441,000        1,895,000                                         1,895,000
Issuance costs                                                        (247,392)                                         (247,392)
                                                    ---------      -----------      -----------       ----------      ----------
Stockholders' equity, December 31, 1993             1,441,000        1,647,608         (867,584)             -           780,024

1994
Net loss                                                                               (827,977)                        (827,977)
Common stock issued                                   136,825          547,300                                           547,300
Issuance costs                                                         (97,399)                                          (97,399)
Common stock unissued for stock subscriptions                           50,000                           (50,000)          -
Compensation expense relating to stock options                          25,000                                            25,000
                                                    ---------      -----------      -----------       ----------      ----------
Stockholders' equity, December 31, 1994             1,577,825        2,172,509       (1,695,561)         (50,000)        426,948

1995
Net income                                                                            2,063,373                        2,063,373
Common stock issued                                   136,180          817,082                                           817,082
Issuance costs                                                        (167,974)                                         (167,974)
Stock options exercised                                74,500          183,375                                           183,375
Common stock issued for stock subscriptions            16,167           97,002                           (97,002)          -
Stock options exercised for stock subscriptions        33,000           61,250                           (61,250)          -
Tax benefit from nonstatutory stock options                            619,258                                           619,258
Compensation expense relating to stock options                         142,375                                           142,375
Stock warrants issued                                                   10,000                                            10,000
                                                    ---------      -----------      -----------       ----------      ----------
Stockholders' Equity, December 31, 1995             1,837,672      $ 3,934,877      $   367,812       $ (208,252)     $4,094,437
                                                    =========      ===========       ==========      ==========





The accompanying notes are an integral part of these financial statements.

ACACIA RESEARCH CORPORATION
STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1995 and 1994 and the Period Ended 1993


                                                                          1995             1994             1993
                                                                       -----------       ---------        ---------
Cash flows from operating activities:

Net income (loss)                                                      $ 2,063,372       $(827,977)       $(867,584)
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                           9,681           6,517            2,270
     Deferred taxes                                                        (54,715)          1,941              686
     Research and development for stock                                        -               -            100,000
     Undistributed (earnings) loss of affiliate                           (271,023)        137,782          276,465
     Unrealized gain on trading securities                                                  (1,505)           1,505
     Minority interest in net loss                                            (459)            -                -
     Sale of minority interest in subsidiary                                11,255             -                -

Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable,
       inventories, prepaid expenses, and other
       assets                                                              (14,782)        (33,397)         (39,764)
     Increase (decrease) in accounts payable,
       accrued expenses, payroll taxes payable,
       and other liabilities                                               197,571          21,049           12,258
                                                                         ---------       ---------        ---------
     Net cash provided (used) by operating activities                    1,940,900        (695,590)        (514,164)

Cash flows from investing activities:

     Purchase of equity investment                                        (750,000)            -           (100,000)
     Payment received on advances to affiliate                             200,000             -                -
     Advances to affiliate                                                 (62,638)        (40,000)        (274,247)
     Advances to officers                                                    -              73,447          (73,447)
     Notes receivable                                                   (1,846,000)            -                -
     Capitalized expenditures                                              (39,530)        (13,970)         (23,517)
                                                                         ---------       ---------        ---------
     Net cash provided (used) by investing activities                   (2,498,168)         19,477         (471,211)

Cash flows from financing activities:

     Compensation from stock options                                       142,375          25,000              -
     Issuance costs                                                       (167,974)        (97,399)        (247,392)
     Proceeds from sale of common stock                                  1,010,457         672,300        1,670,000
                                                                         ---------       ---------        ---------
     Net cash provided (used) by financing activities                      984,858         599,901        1,422,608
                                                                         ---------       ---------        ---------
Increase (decrease) in cash and cash equivalents                           427,590         (76,212)         437,233

Cash and cash equivalents, beginning                                       361,021         437,233              -
                                                                         ---------       ---------        ---------
Cash And Cash Equivalents, Ending                                        $ 788,611       $ 361,021        $ 437,233
                                                                         =========       =========        =========





The accompanying notes are an integral part of these financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DEVELOPMENT STAGE COMPANY

         Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the state laws of California. The Company offers a range of investment opportunities to its clients and shareholders. The Company provides traditional capital management services and also provides management services to and makes direct investments in new emerging companies. The Company no longer is considered a development stage company for financial reporting purposes since significant revenues have been earned from the sale of an initial business development interest.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of consolidation - The accompanying consolidated financial statements for year ended December 31, 1995 include the accounts of the Company and its 75% owned subsidiary, MerkWerks Corporation, a business developed by the Company. All intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which the Company maintains an ownership interest of 20% to 50%, or exercises significant influence over operating and financial policies are accounted for under the equity method.

         Cash and cash equivalents - The Company considers all highly liquid investments with original maturities of ninety days or less when purchased to be cash equivalents. The Company invests excess cash in money market accounts.

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

         Net income (loss) per share - Earnings (loss) per share has been computed based upon the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion of common stock options and warrants, which are considered to be common stock equivalents. Common stock equivalents include shares issuable upon the assumed exercise of stock options using the treasury stock method. The weighted average number of shares outstanding also includes all common stock, stock options and warrants issued by the Company, and included in the registration statement, as amended, that was filed with the SEC on June 5, 1995, which became effective June 15, 1995. These shares have been included pursuant to SEC rules as if they had been outstanding for all periods presented.

         Restatement of prior periods - Financial statements for the periods prior to December 31, 1995 have been restated to reflect the change in accounting for the Company's investment in Whitewing Labs to the equity method. The Company's ownership interest was reduced, through sales of the Company's holdings in the investment and additional stock issued by Whitewing Labs during 1995, from 100% of common equity to 38% while maintaining an overall voting interest of 55% as of December 31, 1995. Whitewing Labs completed a public offering of approximately 1,000,000 shares of common stock in February of 1996 further reducing the Company's control of its affiliate. As a result of these transactions, the Company has restated the prior periods financial statements to reflect the accounting for its investment in Whitewing Labs on the equity method in accordance with generally accepted accounting principles. This restatement reduced the loss per common share for the year ended December 31, 1994 from $0.39 per share to $0.35 per share.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       EQUIPMENT, FURNITURE, AND FIXTURES

         Equipment, furniture, and fixtures consist of the following at December 31, 1995 and December 31, 1994:

                                                                            1995                  1994
                                                                        ------------          -------------
                 Computer equipment                                     $     45,730          $     24,891
                 Furniture and fixtures                                       34,260                11,383
                                                                        ------------          ------------
                                                                              79,990                36,274
                 Accumulated depreciation                                    (16,421)               (7,536)
                                                                        ------------          ------------

                 Total Equipment, Furniture, and Fixtures               $     63,569          $     28,738
                                                                        ============          ============

         Depreciation expense for the years ended December 31, 1995 and 1994 was $8,887 and $5,864, respectively.

4.       COMMITMENTS AND CONTINGENCIES

         Lease obligations - As of December 31, 1995, the furniture and fixtures account included assets in the amount of $8,661 financed by capital lease agreements which will expire in 1996 and 1999. Accumulated depreciation includes $1,219 of amortization related to assets financed by capital lease agreements. The amortization of assets under capital lease has been included in depreciation expense.

         The Company leases office facilities under operating leases through December 1998, with options to renew the leases at a rate determined by the Consumer Price Index at the time of renewal. The Company's current minimum monthly lease payment is $2,168. Rent expense for the years ended December 31, 1995 and 1994 were approximately $29,000 and $34,000 respectively.

         At December 31, 1995, the future minimum lease payments for capital and operating leases equalled the following:

                                                                    CAPITAL                          OPERATING
                                                                  ----------                         ---------
                1996                                              $    2,994                         $  26,016
                1997                                                   2,184                            26,016
                1998                                                   2,184                            26,016
                1999                                                   1,638                              -
                                                                  ----------                         ---------
                Totals                                                 9,000                            78,048
                Less interest portion                                 (2,078)                             -
                                                                  ----------                         ---------
                Minimum lease payments                            $    6,922                         $  78,048
                                                                  ==========                         =========

5.       STOCK OPTIONS AND WARRANTS

         During 1993, the Company adopted a stock option plan ("the Plan") which authorizes the granting of both options intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986 ("Incentive Stock Options") and stock options which are not intended to so qualify ("Nonstatutory Options") to officers, directors, employees, consultants, and others expected to provide significant services to the Company or its subsidiaries. The Plan, which covers an aggregate of 1,000,000 shares, was approved by the Board of Directors in October, 1993. The Company has reserved 1,000,000 shares of common stock in connection with the Plan.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       STOCK OPTIONS AND WARRANTS (continued)

         Under the terms of the Plan, options may be exercised upon terms approved by the Board of Directors of the Company, and expire at a
         maximum of ten years from the date of grant.   Incentive Stock Options
         are granted at prices equal to or greater than fair market value at the date of grant. Nonstatutory Stock Options are generally granted at prices equal to or greater than 85% of the fair market value at the date of grant.

         The following is a summary of common stock options:

                                                                                     WEIGHTED
                                                            SHARES       PRICES      AVERAGE
                                                           ----------------------------------
                1993
                Balance at January 25, 1993                    -            -           -
                Options granted                            550,000    $1.50-$2.00     $1.59
                                                           -------     ----------      ----

                1994
                Balance at December 31, 1993               550,000    $1.50-$2.00     $1.59
                Options granted                            259,225    $1.50-$4.40     $2.05
                                                           -------     ----------      ----

                1995
                Balance at December 31, 1994               809,225    $1.50-$4.40     $1.74
                Options granted                            294,000    $1.50-$5.25     $4.80
                Options exercised                         (107,500)   $1.50-$5.25     $2.28
                Options cancelled                         (105,000)         $2.00     $2.00
                                                           -------   ------------      ----

                Balance at December 31, 1995               890,725    $1.50-$5.25     $2.66
                                                           =======     ==========      ====

                Exercisable at December 31, 1995           775,225    $1.50-$5.25     $2.36
                                                           =======     ==========      ====

         As of the December 31, 1995 and 1994, there were 1,775 and 190,775 shares reserved for grants of common stock options.

         As of December 31, 1995 the Company has 100,000 warrants outstanding. The warrants are exercisable at $2.00 per share, and expire on January 1, 2000.

6.       NOTES RECEIVABLE

         As of December 31, 1995, the Company holds promissory notes from individuals related to the sale of common stock owned by the Company in Whitewing Labs, and MerkWerks Corporation, in the amount of $1,775,000, and unsecured notes in the amount of $71,000. These notes generally bear interest at 5% per annum and are generally secured by the common stock sold and personally guaranteed by the holder. The value of the collateral meets or exceeds the face amount of the secured notes as of the date of this report. These notes mature in March and May of 1996. Accrued interest receivable on notes receivable amounts to approximately $13,200 as of December 31, 1995. Subsequent to the balance sheet date the Company has collected $356,250 on the notes receivable outstanding as of December 31, 1995.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       NOTES RECEIVABLE (continued)

         The following is a summary of notes receivable at December 31, 1995:

                Notes receivable due from stockholders, secured                                               $   530,000
                Notes receivable, secured                                                                       1,245,000
                Notes receivable, unsecured                                                                        71,000
                                                                                                              -----------

                Total Notes Receivable                                                                        $ 1,846,000
                                                                                                              ===========

7.       INVESTMENTS, AT EQUITY

         Investments carried at equity, and the Company's ownership in each consist of the following at December 31, 1995 and 1994:

                                                                             1995          1994
                                                                             ----          ----
                Whitewing Labs                                                 38%          100%
                Acacia Capital Partners, L.P.                                  60%            0%

         The net losses attributable to the Company as equity owner of Whitewing Labs, exceed the carrying value of the investment on the Company's financial statement, by approximately $57,000 in 1995 and $173,000 in 1994. Accordingly, the Company has suspended the use of equity method until such time as the future earnings attributable to the Company exceed the prior losses suspended from the investment in Whitewing Labs. Whitewing Labs is engaged in the development and distribution of healthcare products. The carrying value of these shares in these financial statements is $0, and the market value of shares owned by the Company at December 31, 1995 was approximately $2,700,000, based upon the initial public offering price of $5 per share. A summary of the financial information for Whitewing Labs is as follows:

                                                                        1995                 1994
                                                                        ----                 ----
                Current assets                                      $ 1,031,840           $   787,987
                Noncurrent assets                                       751,579                27,392
                                                                    -----------           -----------

                Total Assets                                        $ 1,783,419           $   815,379
                                                                    ===========           ===========

                Current liabilities                                 $   561,651           $   600,795
                Shareholders' Equity                                  1,221,768               214,584
                                                                    -----------           -----------

                Total Liabilities and Equity                        $ 1,783,419           $   815,379
                                                                    ===========           ===========


                                                    1995                1994                 1993
                                                    ----                ----                 ----
                Net Sales                       $ 3,174,206         $   455,359           $   110,368
                Cost of goods sold                  459,661              38,836                19,228
                                                -----------         -----------           -----------

                Gross profit                    $ 3,014,545         $   416,523           $    91,140
                Operating income (loss)         $    41,566         $  (254,527)          $  (274,834)
                Net Income (loss)               $    20,695         $  (284,000)          $  (279,390)

         The Company records its investment in Acacia Capital Partners, L.P. at equity as its control is temporary, and in accordance with authoritative pronouncements regarding investments in partnerships. The Company's capital account with respect to Acacia Capital Partners, L.P. is $821,023, and the total net assets of the partnership are $1,365,742 as of December 31, 1995. Acacia Capital Partners, L.P. is a California limited partnership that invests primarily in large-cap U.S. equity securities.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       PROVISION FOR INCOME TAXES

         Provision for income taxes consists of the following:

                                                                      FEDERAL            STATE            TOTAL
                                                                      --------------------------------------------
                1995
                Current                                             $   63,141         $  47,330       $  110,471
                Deferred                                               (46,360)           (8,355)         (54,715)

                1994
                Current                                                   -                1,600            1,600
                Deferred                                                 1,524               417            1,941

                1993
                Current                                                   -                  800              800
                Deferred                                                   539               147              686

         A reconciliation of the Federal statutory tax rate and the effective tax rate is as follows:

                                                                        1995                1994             1993
                                                                       ------------------------------------------
                Statutory Federal tax rate                              34.0%               0.0%              0.0%
                State income taxes-net of federal benefit                0.6                0.2               0.1
                Equity earnings of affiliates                           (4.6)               0.0               0.0
                Net operating loss carryforwards                       (21.1)               0.0               0.0
                Tax benefit from nonstatutory options                   (6.7)               0.0               0.0
                Other, net                                               0.4                0.2               0.1
                                                                       ------------------------------------------

                Effective income tax rates                               2.6%               0.4%              0.2%
                                                                       ==========================================

         The Company utilized net operating loss carryforwards of $1,249,223 and $954,547 to offset taxable income for the year ended December 31, 1995 for Federal and California purposes, respectively.

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following:

                                                                                          1995             1994
                                                                                    -----------------------------
                DEFERRED TAX ASSETS:
                Tax basis of investments at equity                                  $    40,463       $    43,300
                Nonstatutory stock options                                              619,258            54,125
                Net operating loss carryforwards                                            -             513,509
                State income tax deductions                                              15,820               272
                                                                                    -----------------------------

                Gross deferred tax assets                                               675,541           611,206
                Valuation allowance                                                         -            (611,206)
                                                                                    -----------------------------

                Deferred tax assets                                                 $   675,541       $      -
                                                                                    =============================

                DEFERRED TAX LIABILITIES:
                Equipment, furniture & fixtures                                     $     4,195       $     2,627
                                                                                    =============================

         The Company believes that all deferred tax assets as of December 31, 1995 are more likely than not to be realizable as a result of the public offering of common stock made by its investment, Whitewing Labs, in February of 1996.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.       COMMON STOCK SUBSCRIPTIONS

         As of December 31, 1995, the Company has a $50,000 unsecured promissory note receivable from an individual. The note was issued in connection with the purchase of 25,000 shares of common stock which have not been issued to the individual. The note bears interest at 4% per annum and is due in May of 1996. Other receivables include approximately $3,900 of interest due on this note. The Company expects to receive full payment from the individual, and no adjustment has been made to the carrying value of this note.

         The Company also has promissory notes in the amount of $158,252 in connection with the purchase of 16,167 shares of common stock, and the exercise of 30,000 common stock options. These notes bear interest at 5% per annum and are due in May of 1996. Interest receivable in the amount of $1,400 has been accrued on these notes.

10.      RECEIVABLES FROM AFFILIATES

         Receivables from affiliates consist of a promissory note with a balance of $114,247 and $314,247 at December 31, 1995 and 1994,
         respectively, bearing interest at 8% per annum. At December 31, 1995 and 1994 other receivables included approximately $43,000 and $29,000, respectively, of interest receivable on this note. All outstanding amounts due on this note have been received subsequent to the balance sheet date. Also included in receivables from affiliates at December 31, 1995 are advances for the benefit of an organization that the Company became a shareholder of in March of 1996 in the amount of $62,638.

11.      SUPPLEMENTAL CASH FLOW INFORMATION

         As disclosed in Note 4, the Company incurred a capital lease obligation in 1993 of $2,052 and $6,609 in 1995. Cash paid for the years ended December 31, 1995 and 1994 for interest was $23,492 and $306. The Company paid cash for income taxes in the amount of $814 in 1994.

12.      CONCENTRATION OF CREDIT RISK

         Notes receivable at December 31, 1995 subject the Company to concentration of credit risk due to notes in the amount of $1,595,000 being due from two individuals. The risk is limited as these notes are collateralized by common stock with a value of $1,510,000 and personally guaranteed by the holders as of December 31, 1995.

         The Company maintains its cash balances with financial and brokerage institutions located in Southern California. As of December 31, 1995 the Company maintained balances of $699,405 in excess of insured amounts with these institutions. No balances exceeded insured amounts at December 31, 1994.

13.      SEGMENT INFORMATION

         The results for the year ended December 31, 1995 include the consolidated balances of MerkWerks Corporation. MerkWerks Corporation is engaged in the business of software development. As of December 31, 1995 there have been no sales related to those operations. These financial statements do include $64,013 of administrative expenses that were incurred by MerkWerks Corporation. The total assets of MerkWerks Corporation at December 31, 1995 are $106,623, of which there are no capital assets. Assets of the subsidiary consist of cash and organization costs, net of amortization.

         The revenues reported for the year ended December 31, 1995 consisted of transactions between several investors and the Company. Included in those revenues were sales to Wilfred Desrosier in the amount of $1,125,000, sales to Dr. Robert Ching in the amount of $580,000, and sales to Mark Rosen in the amount of $510,000.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE I.  MARKETABLE SECURITIES, OTHER INVESTMENTS


           Name                       Principal            Cost            Market Value        Book Value
         of Issuer                  Amount/Shares        of Issue            of Issue           of Issue
- -------------------------------------------------------------------------------------------------------------
Whitewing Labs, common stock         548,960 (1)       $    48,796          $ 2,744,800        $         -(2)
Acacia Capital Partners, L.P.       $821,023           $   821,023          $   821,023        $   821,023
                                                        ----------           ----------         ----------

Totals                                                 $   869,819          $ 3,565,823        $   821,023
                                                        ==========           ==========         ==========

(1)  Total shares adjusted for 3 for 2 stock split, effective February 9, 1996.

(2) Book value at December 31, 1995 is comprised of a note receivable from Whitewing Labs in the amount of $114,247 and a deficit in the common equity of the affiliate of $114,247.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II.  AMOUNTS RECEIVABLE FROM RELATED PARTIES


                          Balance at
                        beginning of                                                             Balance at
Name of debtor              period                 Additions               Deductions          end of period
- ------------------------------------------------------------------------------------------------------------
1995

Whitewing Labs(a)         $314,247                  $   -                   $200,000              $114,247
Mark Rosen(b)                  -                     520,000                     -                 520,000
William R. Tipton(c)           -                     100,000                  50,000                50,000
                          --------                  --------                --------              --------
                          $314,247                  $620,000                $250,000              $684,247
                          ========                  ========                ========              ========
1994

Whitewing Labs            $274,247                  $ 40,000                $    -                $314,247
                          ========                  ========                ========              ========

1993

Whitewing Labs            $   -                     $274,247                $    -                $274,247
                          ========                  ========                ========              ========


(a) Unsecured note receivable bearing 8% interest per annum, and due in December 31, 1996. The balance on this note was paid in full in February 1996.

(b) Two notes receivable, secured by common stock in Whitewing Labs and MerkWerks Corporation, bearing interest at 5% per annum in the face amount of $410,000, and two unsecured notes bearing interest at 5% per annum. All notes are due in May of 1996.

(c) Secured note receivable bearing interest at 5% per annum. The note is secured by common stock in Whitewing Labs. The balance on this note was paid in full in February 1996.