Form 10-Q
period 1996-03-31
ACACIA RESEARCH CORP
filed 1996-05-15
CIK 934549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

 For the Quarter Ended March 31, 1996               Commission File No. 0-26068


                          ACACIA RESEARCH CORPORATION
                          ---------------------------
                            A California Corporation
                   IRS Employer Identification No. 95-4405754
                12 S. Raymond Avenue, Pasadena, California 91105
                            Telephone (818) 449-6431


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No
                                                    -----       -----
At March 31, 1996, 1,844,372 shares of common stock of the Registrant were outstanding.

                               Finocchiaro & Co.
                          Certified Public Accountants
                     150 East Colorado Boulevard, Suite 201
                           Pasadena, California 91105
               Telephone (818)449-6300  Telecopier (818)449-6299





To the Stockholders and the Board of Directors
Acacia Research Corporation

The accompanying consolidated balance sheets of Acacia Research Corporation as of March 31, 1996 and December 31, 1995, and the related consolidated statements of operations, and cash flows for the three months ended March 31, 1996 and 1995 were not audited by us, and we do not express an opinion on them.




/s/   FINOCCHIARO & CO.




Pasadena, California
May 9, 1996

ACACIA RESEARCH CORPORATION
BALANCE SHEETS

March 31, 1996 (unaudited) and December 31, 1995

                                                               March 31, 1996    December 31, 1995
                                                               --------------    -----------------
ASSETS
Current Assets
   Cash and cash equivalents                                   $      873,375    $        788,611
   Notes receivable                                                 1,489,751           1,846,000
   Receivables from affiliates                                        330,664             176,885
   Other receivables                                                   46,794              74,994
   Prepaid expenses                                                     7,509              12,948
   Deferred tax benefit                                                 4,978              15,820
                                                                 -------------      --------------

        Total current assets                                        2,753,071           2,915,258

   Equipment, furniture, and fixtures                                  76,164              63,569

Other assets
   Equity in unconsolidated subsidiaries, at equity                 1,159,563                   0
   Partnership interests, at equity                                   974,389             821,023
   Deferred tax benefit                                             1,002,594             659,721
   Organization costs, net of accumulated amortization
     of $2,330 and $2,045                                               3,357               3,641
                                                                 -------------      --------------

   Total Assets                                                $    5,969,138   $       4,463,212
                                                                 =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                       $      113,845   $         129,066
   Deficit interest in unconsolidated subsidiary,
     at equity                                                              0             114,247
   Income taxes payable                                                39,814             110,471
                                                                 -------------      --------------

        Total current liabilities                                     153,659             353,784

   Deferred tax liability                                             422,469               4,195
                                                                 -------------      --------------

        Total other liabilities                                       576,128             357,979

Commitments and contingencies

Minority interest                                                       4,911              10,796

Stockholders' equity
   Common stock, no par value, 10,000,000 shares authorized,
     1,844,372 shares in 1996 and 1,577,825 shares in 1995
     issued and outstanding, 25,000 shares unissued in 1995
     and 1994                                                       4,339,714           3,934,877
   Retained earnings                                                1,251,387             367,812
   Less stock subscription receivable                                (203,002)           (208,252)
                                                                 -------------      --------------

        Total stockholders' equity                                  5,388,099           4,094,437
                                                                 -------------      --------------

        Total Liabilities and Stockholders' Equity             $    5,969,138   $       4,463,212
                                                                 =============      ==============

The accompanying notes are an integral part of these financial statements.

ACACIA RESEARCH CORPORATION
STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 1996 and 1995
(Unaudited)

                                                                     Three Months Ended       Three Months Ended
                                                                       March 31, 1996           March 31, 1995
                                                                     ------------------       ------------------
Revenues
   Gains on sales of securities, net                                 $        552,366         $        251,000
   Unrealized gain attributable to issuance of                              1,066,408                      -
        common stock by affiliate
   Equity in earnings of investments                                          173,202                      -
   Management Fees                                                              6,225                      -
   Interest Income                                                             27,916                    8,593
                                                                       ---------------          ---------------

   Total revenues                                                           1,826,117                  259,593

Marketing, general, and administrative                                        425,781                  260,547
                                                                       ---------------          ---------------

Income before minority interest and taxes                                   1,400,336                     (954)

Minority interest in net loss of consolidated subsidiary                       (5,885)                     -
                                                                       ---------------          ---------------

Income before provision for income taxes                                    1,406,221                     (954)

Provision for income taxes                                                    522,722                      800
                                                                       ---------------          ---------------

Net Income (Loss)                                                    $        883,499         $         (1,754)
                                                                       ===============          ===============

Earnings (loss) per common share
   Primary                                                                      $0.34                   ($0.00)
   Fully diluted                                                                $0.33                   ($0.00)

Weighted average shares outstanding
   Primary                                                                  2,621,948                2,457,050
   Fully diluted                                                            2,665,035                2,457,050





The accompanying notes are an integral part of these financial statements.

ACACIA RESEARCH CORPORATION
STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 1996 and 1995
(Unaudited)

                                                                Three Months Ended     Three Months Ended
                                                                   March 31, 1996         March 31, 1995
                                                                ------------------     ------------------
Cash flows from operating activities:

Net income (loss)                                                $        883,499       $         (1,754)
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                                            4,001                  1,851
   Deferred taxes                                                         469,579                      0
   Undistributed (earnings) loss of affiliate                            (173,202)                     0
   Unrealized gain on trading securities                                        0                      0
   Minority interest in net loss                                           (5,885)                     0
   Unrealized gain on issuance of common stock by affiliate            (1,066,408)                     0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable,
     prepaid expenses, and other assets                                    46,151                 (5,684)
   Increase (decrease) in accounts payable,
     accrued expenses, payroll taxes payable,
     and other liabilities                                                (85,878)                (2,843)
                                                                  ----------------       ----------------

   Net cash provided (used) by operating activities                        71,857                 (8,430)

Cash flows from investing activities:

   Purchase of equity investment                                         (200,000)              (250,000)
   Payment received on advances to affiliate                              114,247                      0
   Advances to affiliate                                                 (268,026)               (10,368)
   Payments received on notes receivable                                  356,249                      0
   Capitalized expenditures                                               (16,313)                     0
                                                                  ----------------       ----------------

   Net cash provided (used) by investing activities                       (13,843)              (260,368)

Cash flows from financing activities:

   Compensation from stock options                                              0                 10,000
   Issuance costs                                                               0                      0
   Proceeds from sale of common stock                                      26,750                      0
                                                                  ----------------       ----------------

   Net cash provided (used) by financing activities                        26,750                 10,000
                                                                  ----------------       ----------------

Increase (decrease) in cash and cash equivalents                           84,764               (258,798)

Cash and cash equivalents, beginning                                      788,611                361,021
                                                                  ----------------       ----------------

Cash And Cash Equivalents, Ending                                $        873,375       $        102,223
                                                                  ================       ================



The accompanying notes are an integral part of these financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of business- Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the state laws of California. The Company provides traditional capital management services, and also provides management services to and makes direct investments in new emerging corporations. The Company has significant economic interests in four companies that it has formed and takes an active role in each company's growth and advancement. These companies are: Whitewing Labs, Inc., MerkWerks Corporation, CombiMatrix Corporation, and Soundview Technologies Incorporated. In addition, as a registered investment advisor, the Company is a general partner in two private investment partnerships, Acacia Capital Partners, L.P. and Acacia Growth Fund, L.P., and is an investment advisor to an offshore investment corporation, Acacia USA Fund. The Company is diversified, and each business segment is operated independently.

         Principles of consolidation - The accompanying consolidated financial statements for three months ended March 31, 1996 include the accounts of the Company and its 69% owned subsidiary, MerkWerks Corporation ("MerkWerks"), a business developed by the Company. All intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which the Company maintains an ownership interest of 20% to 50%, or exercises significant influence over operating and financial policies are accounted for under the equity method. The equity method is also used to account for the investment in companies in which the Company's controlling interest is considered to be temporary (See Note 6).

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

         Restatement of prior periods - Financial statements for the period ended March 31, 1995 have been restated to reflect the change in accounting for the Company's investment in Whitewing Labs, Inc. ("Whitewing Labs") to the equity method. The Company's ownership interest was reduced, through sales of the Company's holdings in the investment and additional stock issued by Whitewing Labs during 1995, from 100% of common equity to 38% while maintaining an overall voting interest of 55% as of December 31, 1995. Whitewing Labs completed a public offering of approximately 1,000,000 shares of common stock in February of 1996 further reducing the Company's control of its affiliate. As a result of these transactions, the Company has restated the prior periods financial statements to reflect the accounting for its investment in Whitewing Labs on the equity method in accordance with generally accepted accounting principles. This restatement reduced the earnings per common share for the three months ended March 31, 1995 from $0.03 per share to $0.00 per share.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Presentation - For financial statement reporting purposes 1995 items have been classified to conform with 1996 presentation.

2.       EQUIPMENT, FURNITURE, AND FIXTURES

         Equipment, furniture, and fixtures consist of the following at March 31, 1996 and December 31, 1995:

                                                                            1996                  1995
                                                                       -------------         --------------
                 Computer equipment                                     $     56,008          $     45,730
                 Furniture and fixtures                                       40,295                34,260
                                                                        ------------          ------------
                                                                              96,303                79,990
                 Accumulated depreciation                                    (20,139)              (16,421)
                                                                        ------------          ------------

                 Total Equipment, Furniture, and Fixtures               $     76,164          $     63,569
                                                                        ============          ============

         Depreciation expense for the three months ended March 31, 1996 and 1995 was $3,717 and 1,688, respectively.

3.       COMMITMENTS AND CONTINGENCIES

         Lease obligations - As of March 31, 1996, the furniture and fixtures account included assets in the amount of $8,661 financed by capital lease agreements which will expire in 1996 and 1999. Accumulated depreciation includes $1,763 of amortization related to assets financed by capital lease agreements. The amortization of assets under capital lease has been included in depreciation expense.

         The Company leases office facilities under operating leases through December 1998, with options to renew the leases at a rate determined by the Consumer Price Index at the time of renewal. The Company's current minimum monthly lease payment is $2,168. Rent expense for the three months ended March 31, 1996 and 1995 were approximately $8,200 and $5,300 respectively.

         At March 31, 1996, the future minimum lease payments for capital and operating leases equalled the following:

                                                                   CAPITAL                          OPERATING
                                                                 -----------                       -----------
                1996                                              $    2,357                         $  19,512
                1997                                                   2,358                            26,016
                1998                                                   2,358                            26,016
                1999                                                   1,965                               -
                                                                  ----------                         ---------
                Totals                                                 9,038                            71,544
                Less interest portion                                 (2,359)                              -
                                                                  ----------                         ---------

                Minimum lease payments                            $    6,679                         $  71,544
                                                                  ==========                         =========

4.       STOCK OPTIONS AND WARRANTS

         During 1993, the Company adopted a stock option plan ("the Plan") which authorizes the granting of both options intended to qualify as "incentive stock options" under the Internal Revenue Code of 1986 ("Incentive Stock Options") and stock options which are not intended to so qualify ("Nonstatutory Options") to officers, directors, employees, consultants, and others expected to provide significant services to the Company or its subsidiaries. The Plan, which covers an aggregate of 1,000,000 shares, was approved by the Board of Directors in October, 1993. The Company has reserved 1,000,000 shares of common stock in connection with the Plan.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       STOCK OPTIONS AND WARRANTS (continued)

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

         The following is a summary of common stock options:

                                                                                                                       WEIGHTED
                                                                              SHARES                 PRICES            AVERAGE
                                                                             --------------------------------------------------
                1996
                Balance at January 1, 1996                                    890,725              $1.50-$2.00            $2.66
                Options granted                                                11,775              $4.90-$5.75            $5.35
                Options exercised                                              (6,700)                   $2.00            $2.00
                Options cancelled                                             (10,000)                   $5.00            $5.00
                                                                              -------               ----------             ----

                Balance at March 31, 1996                                     885,800              $1.50-$5.75            $2.67
                                                                              =======               ==========             ====

                Exercisable at March 31, 1996                                 770,300              $1.50-$5.50            $2.37
                                                                              =======               ==========             ====

         As of the March 31, 1996 all shares available for option under the Plan had been granted, at December 31, 1995, there were 1,775 shares reserved for grants of common stock options.

         As of March 31, 1996 and December 31, 1995 the Company had 100,000 warrants outstanding. The warrants are exercisable at $2.00 per share, and expire on January 1, 2000.

5.       NOTES RECEIVABLE

         As of March 31, 1996, the Company holds promissory notes from individuals related to the sale of common stock owned by the Company in Whitewing Labs, and MerkWerks, in the amount of $1,418,751, and unsecured notes in the amount of $71,000. These notes generally bear interest at 5% per annum and are generally secured by the common stock sold and personally guaranteed by the holder. The value of the collateral meets or exceeds the face amount of the secured notes as of the date of this report. These notes mature in May of 1996. Accrued interest receivable on notes receivable amounts to approximately $30,423 as of March 31, 1996 and approximately $13,200 as of December 31, 1995. Subsequent to the balance sheet date the Company has collected $40,000 on the notes receivable outstanding as of March 31, 1996.

         The following is a summary of notes receivable at March 31, 1996:

                Notes receivable due from affiliate, secured                               $         450,001
                Notes receivable, secured                                                            968,750
                Notes receivable, unsecured                                                           71,000
                                                                                                 -----------
                Total Notes Receivable                                                     $       1,489,751
                                                                                                 ===========

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       INVESTMENTS, AT EQUITY

         Investments carried at equity, and the Company's ownership in each consist of the following at March 31, 1996 and December 31, 1995:

                                                 1996             1995
                                                 ----             ----
           Whitewing Labs                        19%              38%
           Acacia Capital Partners, L.P.         56%              60%
           CombiMatrix Corporation               59%               0%

         The investment in Whitewing Labs is reported using the equity method. The Company maintains an ownership percentage of 19.4% as of March 31, 1996, and officers of the Company hold significant positions on the Board of Directors of Whitewing Labs. The investment in Whitewing Labs is carried on the financial statements at value of $1,073,561 on March 31, 1996 and at $0 as of December 31, 1995. As of March 31, 1996 Whitewing Labs had total assets of approximately $5,850,000, and net shareholders' equity of approximately $5,500,000. Whitewing Labs' net sales for the three months ended March 31, 1996 were $996,028 compared to $571,325 for the previous three months ended March 31, 1995. The market value of the Company's investment in Whitewing Labs is approximately $2,700,000 based upon the closing market price of $5 per share as of March 29, 1995. The Company has reported an unrealized gain on the issuance of common stock by Whitewing Labs during the quarter ended March 31, 1996. The gain included in these financial statements is based upon the increase in the value of the Company's ownership interest in the net equity of Whitewing Labs as a result of the public offering in February of 1996. Common stock was offered by Whitewing Labs at $5 per share which is in excess of the Company's cost per share which resulted in a increase in the book value of the Company's interest in Whitewing despite the reduction in ownership to 19.4%.

         The Company records its investment in Acacia Capital Partners, L.P. at equity as its control is temporary, and in accordance with authoritative pronouncements regarding investments in partnerships. The Company's capital account with respect to Acacia Capital Partners, L.P. is $874,389 at March 31, 1996 and was $821,023 on December 31,
         1995, and the total net assets of the partnership are $1,563,912 and $1,365,742 as of March 31, 1996 and December 31, 1995, respectively. Acacia Capital Partners, L.P. is a California limited partnership that invests primarily in large-cap U.S. equity securities.

         In March of 1996, the Company acquired a majority interest in CombiMatrix Corporation ("CombiMatrix"). The Company reports its ownership interest in the Company on the equity method as its control is considered to be temporary based upon planned offerings of common stock by CombiMatrix. The Company carries its investment in CombiMatrix at a cost of $86,002 as of March 31, 1996, and has also made advances to the unconsolidated subsidiary of $106,110 through the balance sheet date. For the period ended March 31, 1996, CombiMatrix Corporation had total assets of $319,605, and net shareholders' equity of $212,695. There have been no revenues earned by CombiMatrix in its development stage.

         In late March of 1996 the Company entered into an agreement with Soundview Technologies, Inc. ("Soundview"). Under the terms of the agreement the Company will receive up to 32% interest in the common stock of Soundview in return for the Company's raising capital for and offering management assistance to Soundview. The Company's balance sheet as of March 31, 1996 reflects a $200,000 advance on capital raised to Soundview.

7.       PROVISION FOR INCOME TAXES

         Provision for income taxes consists of the following:

                                      FEDERAL    STATE      TOTAL
                                     ------------------------------
           MARCH 31, 1996
           Current                   $ 37,703   $15,440    $ 53,143
           Deferred                   371,051    98,528     469,579

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.       PROVISION FOR TAXES (continued)

                                            FEDERAL            STATE                TOTAL
                                         ---------------------------------------------------
                March 31, 1995
                Current                    $    -          $       800          $      800
                Deferred                        -                    -                   -

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following:

                                                                     1996             1995
                                                                 ---------------------------
                DEFERRED TAX ASSETS:
                Nonstatutory stock options                      $1,002,594           619,258
                Tax basis of investments at equity                   -                40,463
                State income tax deductions                          4,978            15,820
                                                                 ---------------------------

                Gross deferred tax assets                       $1,007,572       $   675,541
                                                                 ===========================



                DEFERRED TAX LIABILITIES:
                Excess basis in investments at equity           $ 418,273        $       -
                Equipment, furniture & fixtures                     4,196             4,195
                                                                 --------------------------

                Deferred tax liabilities                        $ 422,469       $     4,195
                                                                 ==========================

         The Company believes that all deferred tax assets as of March 31, 1996 and December 31, 1995 are more likely than not to be realizable.

8.       COMMON STOCK SUBSCRIPTIONS

         As of March 31, 1996, the Company has a $50,000 unsecured promissory note receivable from an individual. The note was issued in connection with the purchase of 25,000 shares of common stock which have not been issued to the individual. The note bears interest at 4% per annum and is due in May of 1996. Other receivables include approximately $4,400 of interest due on this note. The Company expects to receive full payment from the individual, and no adjustment has been made to the carrying value of this note.

         The Company also has promissory notes in the amount of $153,002 in connection with the purchase of 16,167 shares of common stock, and the exercise of 27,500 common stock options. These notes bear interest at 5% per annum and are due in May of 1996. Interest receivable in the amount of $2,900 has been accrued on these notes. Subsequent to the balance sheet date the Company has collected $59,000 on the outstanding stock subscriptions at March 31, 1996.

9.       RECEIVABLES FROM AFFILIATES

         Receivables from affiliates consist of a promissory note with a balance of $114,247 at December 31, 1995 bearing interest at 8% per annum. At December 31, 1995 other receivables included approximately $43,000 of interest receivable on this note. All outstanding amounts due on this note have been received during the period ended March 31, 1996. Also included in receivables from affiliates at March 31, 1996 and December 31, 1995 are advances for the benefit of CombiMatrix, Soundview, and Whitewing Labs. Advances to these companies totalled $330,664 and $62,638, at March 31, 1996 and December 31, 1995,
         respectively.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for the periods ended March 31, 1996 and 1995 for interest
         was $563 and $60.   The Company paid cash for income taxes in the
         amount of $123,000 in 1996.

11.      CONCENTRATION OF CREDIT RISK

         Notes receivable at March 31, 1996 subject the Company to concentration of credit risk due to notes in the amount of $1,308,750 being due from two individuals. The risk is limited as these notes are collateralized by common stock with a value of $1,223,753 and personally guaranteed by the holders as of March 31, 1996.

         The Company maintains its cash balances with financial and brokerage institutions located in Southern California. As of March 31, 1996 the Company maintained balances of $566,622 in excess of insured amounts with these institutions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the consolidated balance sheet of the Company as of March 31, 1996, and on the operations of the Company for the period from January 1, 1996 to March 31, 1996. The following discussion compares the activities for the three months ended March 31, 1996 to the activities for the three months ended March 31, 1995.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect the fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         REVENUES

         The Company reported quarterly revenues of $1,826,117 in the quarter ended March 31, 1996, an increase of $1,566,524, over revenues of $259,593 for the period ended March 31, 1995.

         Gains on Sales of Securities, Net. Net gains on sales of securities increased from $251,000 for the three months ended March 31, 1995 to $552,366 for the three months ended March 31, 1996, which represents an increase of $301,366 or 120.1%. Such gain for the three months ended March 31, 1996 is comprised primarily of gains on sales of shares of CombiMatrix, and, to a lesser extent, of gains on sales of shares of MerkWerks. The year earlier gain of $251,000 represented a gain from sales of shares of Whitewing Labs. The Company is prohibited from selling shares of Whitewing Labs without the consent of Cohig & Associates, Inc., until February 9, 1997, pursuant to its agreement with Cohig & Associates, Inc. relating to Whitewing Labs' initial public offering. Furthermore, the timing and extent of any sales of securities are subject to substantial fluctuation from quarter to quarter.

         Unrealized Gain on Issuance of Common Stock by Affiliate. In February 1996, shares of Whitewing Labs were sold in an initial public offering. This initial public offering of shares reduced the Company's ownership interest in Whitewing Labs from 38.3% to 19.4%.
         As a result of this offering, under generally accepted accounting principles, the Company reported an unrealized gain of $1,066,408, representing an increase in the book value of the shares of Whitewing Labs that the company retained following the initial public offering. Management does not anticipate recognizing any similar gain in relation to shares of Whitewing Labs; however, the Company does anticipate future gains of this nature with respect to other subsidiaries when they become publicly offered entities.

         Equity in Earnings of Investments. The Company reported revenues attributable to equity in earnings of investments of $173,202 for the period ended March 31, 1996, compared to no such revenues for the year-earlier period. Such revenues for the period ended March 31, 1996 are comprised of the gain on the Company's capital investment as a partner of Acacia Capital Partners, L.P., the Company's accounting for its investment in Whitewing Labs, and, to a lesser extent, the Company's share of net losses of CombiMatrix.

         Management Fees. For the three months ended March 31, 1996, most of the management fee income earned was attributable to the management of Acacia Capital Partners, L.P., which was formed in 1995. Acacia USA Fund and Acacia Growth Fund, L.P. were not formed until January 1996 and April 1996, respectively. No management fees were earned during the three months ended March 31, 1995.

         EXPENSES

         Marketing, general and administrative expenses increased from $260,537 for the three months ended March 31, 1995 to $425,781 for the three months ended March 31, 1996. This increase is primarily due to increased costs of operating a public company including additional accounting legal, printing and other professional costs which were not incurred in 1995. However, marketing, general and administrative expenses as a percent of total revenue decreased from 100.4% in the period ended March 31, 1995 to 23.3% in the period ended March 31, 1996.

         PROVISION FOR INCOME TAXES

         For the three month period ended March 31, 1996, the Company recorded an income tax provision of $522,722, as compared to an income tax provision of $800 for the same period in fiscal 1995. This increase is primarily due to the deferred tax liability associated with the unrealized gain on the issuance of Whitewing stock, and increased net income reported by the Company.

         INFLATION

         Inflation has not had a significant impact on the Company.

         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1996, the Company had cash and cash equivalents of $873,375, working capital of $2,599,412, and a ratio of current assets to current liabilities of 17.9 to 1. As of March 31, 1996 the Company had no indebtedness.

         For the first three months of fiscal 1996, the Company had $71,857 of positive cash flow from operations as compared to a negative cash flow of $8,430 from operations in the related period in fiscal 1995. The Company anticipates that the collection of notes receivable will provide a portion of cash flows in the second quarter in addition to anticipated revenue generated from the Company's other activities.

         The Company anticipates that revenues from operations will continue to provide necessary funds for its operating expenses. The Company anticipates that cash generated from operations, together with working capital reserves, will be adequate to fund recurring capital expenditures during fiscal 1996 and for the foreseeable future.


                          PART II - OTHER INFORMATION

There is no required reportable other information for the three months ended March 31, 1996.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION


By:  /s/ R. Bruce Stewart
     --------------------

Date:  May 14, 1996