Form 10-Q
period 1996-06-30
ACACIA RESEARCH CORP
filed 1996-08-14
CIK 934549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Quarter Ended June 30, 1996                 Commission File No. 0-26068


                          ACACIA RESEARCH CORPORATION
                            A California Corporation
                   IRS Employer Identification No. 95-4405754
                12 S. Raymond Avenue, Pasadena, California 91105
                            Telephone (818) 449-6431


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes     X      No
                                                     --------       --------.
At June 30, 1996, 1,915,172 shares of common stock of the Registrant were outstanding.

Finocchiaro & Company
Certified Public Accountant
150 East Colorado Blvd., Suite 201
Pasadena, California 91105
Telephone (818) 449-6300 Telecopier (818) 449-6299


To the Stockholders and the Board of Directors
Acacia Research Corporation

The accompanying consolidated balance sheets of Acacia Research Corporation as of June 30, 1996 and December 31, 1995, and the related consolidated statements of operations for the six and three months ended June 30, 1996 and 1995, and cash flows for the six months ended June 30, 1996 and 1995 were not audited by us, and we do not express an opinion on them.




/s/  Finocchiaro & Co.




Pasadena, California
August 12, 1996

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS

June 30, 1996 and December 31, 1995

                                                              (Unaudited)
                                                               June 30, 1996     December 31, 1995
                                                             ----------------    -----------------
ASSETS
Current Assets
   Cash and cash equivalents                                 $       935,243     $        788,611
   Notes receivable                                                1,399,750            1,846,000
   Receivables from affiliates                                       149,950              176,885
   Other receivables                                                 158,606               74,994
   Prepaid expenses                                                   17,926               12,948
   Deferred tax benefit                                               31,670               15,820
                                                             ---------------     ----------------

     Total current assets                                          2,693,145            2,915,258

   Equipment, furniture, and fixtures                                 92,276               63,569

Other assets
   Equity in unconsolidated subsidiaries, at equity                  919,512                    0
   Investment in unconsolidated subsidiary, at cost                1,233,000                    0
   Partnership interests, at equity                                1,104,023              821,023
   Deferred tax benefit                                              898,511              659,721
   Organization costs, net of accumulated amortization
     of $2,613 and $2,045                                              3,073                3,641
                                                             ---------------     ----------------

   Total Assets                                              $     6,943,540     $      4,463,212
                                                             ===============     ================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses                     $        84,279     $        129,066
   Deficit interest in unconsolidated subsidiary, at equity                0              114,247
   Income taxes payable                                              414,692              110,471
                                                             ---------------     ----------------

     Total current liabilities                                       498,971              353,784

   Deferred tax liability                                            294,949                4,195
                                                             ---------------     ----------------

     Total other liabilities                                         793,920              357,979

Commitments and contingencies

Minority interest                                                          0               10,796

Stockholders' equity
   Common stock, no par value, 10,000,000 shares authorized,
      1,915,172 shares in 1996 and 1,837,672 shares in 1995
      issued and outstanding, 25,000 shares unissued in 1995       4,346,381            3,934,877
   Retained earnings                                               1,947,241              367,812
   Less stock subscription receivable                               (144,002)            (208,252)
                                                             ---------------     ----------------

     Total stockholders' equity                                    6,149,620            4,094,437
                                                             ---------------     ----------------

     Total Liabilities and Stockholders' Equity              $     6,943,540     $      4,463,212
                                                             ===============     ================

The accompanying notes are an integral part of these financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended and For the Three Months Ended June 30, 1996 and 1995 (Unaudited)

                                                                                    Six Months Ended      Six Months Ended
                                                                                      June 30, 1996         June 30, 1995
                                                                                    ----------------      ----------------
Revenues
     Gains on sales of securities, net                                              $    722,117            $   626,000
     Unrealized gain attributable to issuance of common stock by affiliate             1,066,408                      0
     Equity in earnings of investments                                                   (50,431)               200,000
     Management fees                                                                   1,421,612                    250
     Interest income                                                                      53,628                 15,560
                                                                                    ------------            -----------

     Total revenues                                                                    3,213,334                841,810

 Marketing, general, and administrative                                                  899,790                505,052
                                                                                    ------------            -----------

Income before minority interest and taxes                                              2,313,544                336,758

Minority interest in net loss of consolidated subsidiary                                 (10,796)                     0
                                                                                    ------------            -----------

Income before provision for income taxes                                               2,324,340                336,758

Provision for income taxes                                                               744,988                    800
                                                                                    ------------            -----------

Net Income                                                                          $  1,579,352            $   335,958


Earnings per common share
     Primary                                                                               $0.59                  $0.14
     Fully diluted                                                                         $0.59                  $0.14

Weighted average shares outstanding
     Primary                                                                           2,664,376              2,457,050
     Fully diluted                                                                     2,664,376              2,457,050






                                                                                 Three Months Ended      Three Months Ended
                                                                                     June 30, 1996         June 30, 1995
                                                                                 ------------------      ------------------
Revenues
     Gains on sales of securities, net                                              $    169,751           $    375,000
     Unrealized gain attributable to issuance of common stock by affiliate                     0                      0
     Equity in earnings of investments                                                  (223,633)               200,000
     Management fees                                                                   1,415,387                    250
     Interest income                                                                      25,712                  6,967
                                                                                    ------------           ------------

     Total revenues                                                                    1,387,217                582,217

Marketing, general, and administrative                                                   474,009                244,505
                                                                                    ------------           ------------

Income before minority interest and taxes                                                913,208                337,712

Minority interest in net loss of consolidated subsidiary                                  (4,911)                     0
                                                                                    ------------           ------------

Income before provision for income taxes                                                 918,119                337,712

Provision for income taxes                                                               222,266                      0
                                                                                    ------------           ------------

Net Income                                                                          $    695,853           $    337,712
                                                                                    ============           ============


Earnings per common share
     Primary                                                                               $0.26                  $0.14
     Fully diluted                                                                         $0.26                  $0.14

Weighted average shares outstanding
     Primary                                                                           2,705,092              2,457,050
     Fully diluted                                                                     2,705,092              2,457,050


The accompanying notes are an integral part of these financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 1996 and 1995
(Unaudited)

                                                                           Six Months Ended  Six Months Ended
                                                                            June 30, 1996     June 30, 1995
                                                                           ----------------  ----------------
Cash flows from operating activities:

Net income                                                                  $     1,579,352   $      335,958
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                                                    9,755            3,723
     Deferred taxes                                                                 318,296                0
     Undistributed (earnings) loss of affiliate                                      50,431         (200,000)
     Gain on sales of securities                                                   (722,117)        (626,000)
     Minority interest in net loss                                                  (10,796)               0
     Unrealized gain attributable to issuance of
       common stock by affiliate                                                 (1,066,408)               0
Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable,
       prepaid expenses, and other assets                                           (88,590)           9,977
     Increase (decrease) in accounts payable,
       accrued expenses, payroll taxes payable,
       and other liabilities                                                        255,800          (28,386)
                                                                            ---------------- ----------------

     Net cash provided (used) by operating activities                               325,723         (504,728)

Cash flows from investing activities:

     Purchase of equity investments                                              (1,700,000)        (250,000)
     Proceeds from sales of securities                                              889,117          626,000
     Payment received on advances to affiliate                                      414,247          200,000
     Advances to affiliate                                                         (387,312)         (10,368)
     Notes receivable                                                                     0         (375,000)
     Payments received on notes receivable                                          446,250                0
     Capitalized expenditures                                                       (37,893)               0
                                                                           ---------------- ----------------

     Net cash used by investing activities                                         (375,591)         190,632

Cash flows from financing activities:

     Compensation from stock options                                                      0            4,500
     Issuance costs                                                                       0          (56,991)
     Proceeds from sale of common stock                                             196,500          400,290
                                                                           ---------------- ----------------

     Net cash provided by financing activities                                      196,500          347,799
                                                                           ---------------- ----------------

Increase (decrease) in cash and cash equivalents                                    146,632           33,703

Cash and cash equivalents, beginning                                                788,611          361,021
                                                                           ---------------- ----------------

Cash And Cash Equivalents, Ending                                          $        935,243 $        394,724
                                                                           ================ ================




The accompanying notes are an integral part of these financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of business- Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the laws of the state of California. The Company provides traditional capital management services, and also provides management services to and makes direct investments in new emerging corporations. The Company has significant economic interests in four companies that it has formed and takes an active role in each company's growth and advancement. These companies are: Whitewing Labs, Inc., MerkWerks Corporation, CombiMatrix Corporation, and Soundview Technologies Incorporated. In addition, as a registered investment advisor, the Company is a general partner in two private investment partnerships, Acacia Capital Partners, L.P. and Acacia Growth Fund, L.P., and is an investment advisor to two offshore investment corporations, Acacia USA Fund and Acacia USA Growth Fund. The Company is diversified, and each business segment is operated independently.

         Principles of consolidation - The accompanying consolidated financial statements for the six months ended June 30, 1996 include the accounts of the Company and its 69% owned subsidiary, MerkWerks Corporation, a business developed by the Company. All intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which the Company maintains an ownership interest of 20% to 50%, or exercises significant influence over operating and financial policies, are accounted for under the equity method. The equity method is also used to account for the investment in companies in which the Company's controlling interest in considered to be temporary (See Note 6). The cost method is used where the Company maintains ownership of greater than 5% and less than 20%, and does not exercise significant influence over the investment.

         Cash and cash equivalents - The Company considers all highly liquid investments with original maturities of ninety days or less when purchased to be cash equivalents. The Company invests excess cash in money market accounts.

         Equipment, furniture, and fixtures - Equipment, furniture, and fixtures are recorded at cost. Major additions and improvements are capitalized. When equipment, furniture, and fixtures are sold or otherwise disposed of, the asset account and related depreciation account are relieved, and any gain or loss is included in income for the period of sale or disposal. Depreciation is computed on a straight-line basis.

         Organization costs - Organization costs are recorded at cost and are amortized on a straight-line basis over a period of five years.

         Earnings per common share - Earnings per common share has been computed based upon the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion of common stock options and warrants, which are considered to be common stock equivalents. Common stock equivalents include shares issuable upon the assumed exercise of stock options using the treasury stock method. The weighted average number of shares outstanding also includes all common stock, stock options and warrants issued by the Company. These shares have been included pursuant to SEC rules as if they had been outstanding for all periods presented.

         Restatement of prior periods - Financial statements for the period ended June 30, 1995 have been restated to reflect the change in accounting for the Company's investment in Whitewing Labs to the equity method. The Company's ownership interest was reduced, through sales of the Company's holdings in the investment and additional stock issued by Whitewing Labs during 1995, from 100% of common equity to 38% while maintaining an overall voting interest of 55% as of December 31, 1995. Whitewing Labs completed a public offering of common stock in February of 1996 further reducing the Company's control

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         of its affiliate. As a result of these transactions, the Company has restated the prior periods financial statements to reflect the accounting for its investment in Whitewing Labs on the equity method in accordance with generally accepted accounting principles. This restatement increased the earnings per common share for the three months ended June 30, 1995 from $0.02 per share to $0.14 per share, and earnings for the six months ended June 30, 1995 increased from $0.05 to $0.14 per share.

         Presentation- For financial statement reporting purposes 1995 items have been reported in a manner consistent with the 1996 presentation.

2.       EQUIPMENT, FURNITURE, AND FIXTURES

         Equipment, furniture, and fixtures consist of the following at June 30, 1996 and December 31, 1995:

                                                                            1996                  1995
                                                                       -------------         --------------
                 Computer equipment                                     $     63,746         $      45,730
                 Furniture and fixtures                                       53,958                34,260
                                                                        ------------         -------------
                                                                             117,704                79,990
                 Accumulated depreciation                                    (25,428)              (16,421)
                                                                        ------------        --------------

                 Total Equipment, Furniture, and Fixtures               $     92,276          $     63,569
                                                                        ============          ============

         Depreciation expense for the six months ended June 30, 1996 and 1995 was $9,186 and $3,397, respectively.

3.       COMMITMENTS AND CONTINGENCIES

         Lease obligations - As of June 30, 1996, the equipment, furniture, and fixtures account included assets in the amount of $8,661 financed by capital lease agreements which will expire in 1996 and 1999. Accumulated depreciation includes $2,196 of amortization related to assets financed by capital lease agreements. The amortization of assets under capital lease agreements have been included in depreciation expense.

         The Company leases office facilities under operating leases through December 1998, with options to renew the leases at a rate determined by the Consumer Price Index at the time of renewal. The Company's current minimum monthly lease payment is $2,168. Rent expense for the six months ended June 30, 1996 and 1995 were approximately $16,254 and $13,123, respectively.

         At June 30, 1996, the future minimum lease payments for capital and operating leases equalled the following:

                                                                    CAPITAL                          OPERATING
                                                                  -----------                        ---------
                1996                                             $     1,350                        $   13,008
                1997                                                   2,358                            26,016
                1998                                                   2,358                            26,016
                1999                                                   1,965                            -
                                                                  ----------                        ----------
                Totals                                                 8,031                            65,040
                Less interest portion                                 (1,966)                            -
                                                                  ----------                        ----------
                Minimum lease payments                            $    6,065                        $   65,040
                                                                  ==========                        ==========

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       STOCK OPTIONS AND WARRANTS

         During 1993, the Company adopted a stock option plan (the "1993 Plan") which authorizes the granting of both options intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986 ("Incentive Stock Options") and stock options which are not intended to so qualify ("Nonstatutory Options") to officers, directors, employees, consultants, and others expected to provide significant services to the Company or its subsidiaries. The 1993 Plan, which covers an aggregate of 1,000,000 shares of common stock, was approved by the Board of Directors in October, 1993. The Company has reserved 1,000,000 shares of common stock in connection with the 1993 Plan. Under the terms of the 1993 Plan, options may be exercised upon terms approved by the Board of Directors of the Company, and
         expire at a maximum of ten years from the date of grant.   Incentive
         Stock Options are granted at prices equal to or greater than fair market value at the date of grant. Nonstatutory Stock Options are generally granted at prices equal to or greater than 85% of the fair market value at the date of grant. At June 30, 1996 all shares available for grant under the 1993 Plan had been granted, and at December 31, 1995, there were 1,775 shares reserved for future grants of common stock options.

         In March of 1996, the Board of Directors adopted the 1996 Executive Stock Bonus Plan (the "Bonus Plan"), which was approved by a vote of the shareholders in May of 1996. The Bonus Plan grants one-time options to purchase an aggregate of 360,000 shares of common stock of the Company to directors, officers and other key employees performing services for the Company and its affiliates. Under each option agreement of the Bonus Plan, 25% of the options become exercisable on each of the first four anniversaries of the grant date. The options granted under the Bonus Plan expire in March 2001.

         During April of 1996, the Board of Directors adopted the Acacia 1996 Stock Option Plan (the "1996 Plan"), which was approved by the shareholders in May of 1996. The Company has reserved 250,000 shares of common stock for issuance under the 1996 Plan. The 1996 Plan provides for the grant of Nonqualified Stock Options and Incentive Stock Options to key employees including officers of the Company and its Subsidiaries and certain other individuals. The 1996 Plan also provides for the automatic grant of Nonqualified Stock Options to non-employee directors upon initial election to the Board of Directors and thereafter on an annual basis under the Non-Employee Director Program. These options are generally exercisable six months to one year after grant, and expire five years after grant for directors or up to ten years after grant for key employees. At June 30, 1996, options to purchase 20,000 shares of common stock had been issued under the 1996 Plan with 230,000 shares reserved for further grants of options.

         The following is a summary of common stock options:

                                                                                                                  WEIGHTED
                                                                                        SHARES         PRICES     AVERAGE
                                                                                        -----------------------------------
                1996
                Balance at January 1, 1996                                              890,725    $1.50-$5.25     $2.66
                Options granted                                                         411,775   $4.90-$10.13     $6.24
                Options exercised                                                       (52,500)   $1.50-$5.25     $2.52
                Options cancelled                                                       (10,000)         $5.00     $5.00
                                                                                       --------    -----------      ----

                Balance at June 30, 1996                                              1,240,000   $1.50-$10.13     $3.83
                                                                                      =========    ===========      ====

                Exercisable at June 30, 1996                                            768,000    $1.50-$5.50     $2.44
                                                                                       ========     ==========      ====

         As of June 30, 1996 and December 31, 1995 the Company had 100,000 warrants outstanding. The warrants are exercisable at $2.00 per share, and expire on January 1, 2000.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       NOTES RECEIVABLE

         As of June 30, 1996, the Company holds promissory notes from individuals generally related to the sale of common stock owned by the Company in Whitewing Labs, and MerkWerks Corporation, in the amount of $1,378,750, and unsecured notes in the amount of $21,000. These notes generally bear interest at 5% per annum and are generally secured by the common stock sold and personally guaranteed by the holder. The value of the collateral is approximately $1,242,000 for the secured notes as of June 30, 1996. Accrued interest receivable on notes receivable amounts to approximately $47,700 as of June 30, 1996 and approximately $13,200 as of December 31, 1995.

         The following is a summary of notes receivable at June 30, 1996:

                Notes receivable due from shareholder, secured                                       $      460,000
                Notes receivable, secured                                                                   918,750
                Notes receivable, unsecured                                                                  21,000
                                                                                                       ------------

                Total Notes Receivable                                                                $   1,399,750
                                                                                                        ===========

6.       INVESTMENTS, AT EQUITY

         Investments carried at equity, and the Company's ownership in each consist of the following at June 30, 1996 and December 31, 1995:

                                                                       1996          1995
                                                                       ----          ----
                Whitewing Labs                                         19%           38%
                Acacia Capital Partners, L.P.                          51%           60%
                CombiMatrix Corporation                                55%            0%
                Acacia Growth Fund, L.P.                               61%            0%

         The investment in Whitewing Labs is reported using the equity method. The Company maintains an ownership percentage of 19.4% as of June 30, 1996, and officers of the Company hold significant positions on the Board of Directors of Whitewing Labs. The investment in Whitewing Labs is carried on the financial statements at value of $881,676 on June 30, 1996 and at $0 as of December 31, 1995. As of June 30, 1996 Whitewing Labs had total assets of approximately $4,850,000, and net shareholder's equity of approximately $4,540,000. Whitewing Labs' net sales for the six months ended June 30, 1996 were $1,923,442 compared to $1,220,930 for the previous six months ended June 30, 1995. The market value of the Company's investment in Whitewing Labs is approximately $2,200,000 based upon the closing market price of $4.06 per share as of June 28, 1996. The Company reported an unrealized gain on the issuance of common stock by Whitewing Labs during the quarter ended March 31, 1996. The gain included in these financial statements is based upon the increase in the value of the Company's ownership interest in the net equity of Whitewing Labs as a result of the public offering in February of 1996. Common stock was offered by Whitewing Labs at $5 per share which is in excess of the Company's cost per share which resulted in a increase in the book value of the Company's interest in Whitewing Labs despite the reduction in ownership to 19.4%.

         The Company records its investment in Acacia Capital Partners, L.P. at equity as its control is temporary, and in accordance with authoritative pronouncements regarding investments in partnerships. The Company's capital account with respect to Acacia Capital Partners, L.P. is $617,771 at June 30, 1996 and was $821,023 on December 31,
         1995, and the total net assets of the partnership are $1,211,949 and $1,365,742 as of June 30, 1996 and December 31, 1995, respectively. The decrease in the Company's

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       INVESTMENTS, AT EQUITY (continued)

         investment in this partnership is attributable primarily to the transfer of $300,000 of its investment to the Acacia Growth Fund, L.P. during the quarter ended June 30, 1996. Acacia Capital Partners, L.P. is a California limited partnership that invests primarily in mid-cap and large-cap U.S. equity securities.

         In March of 1996 the Company acquired a majority interest in CombiMatrix Corporation. The Company reports its ownership interest in CombiMatrix Corporation under the equity method as its control is considered to be temporary based upon planned offerings of common stock by CombiMatrix Corporation. The Company carries its investment in CombiMatrix Corporation at a cost of $37,836 as of June 30, 1996, and has also made advances to the unconsolidated subsidiary of $119,995 through the balance sheet date. As of June 30, 1996, CombiMatrix Corporation had total assets of $669,821, and net shareholders' equity of $520,705. There have been no revenues earned by CombiMatrix Corporation in its development stage.

         On April 1, 1996 the Company acquired an equity interest in the Acacia Growth Fund, L.P. As of June 30, 1996, the Company has invested a total of $500,000 in this partnership. The Company's capital account as of June 30, 1996 amounted to $486,252. The total net assets of the partnership are $801,464 as of June 30, 1996. Acacia Growth Fund, L.P. is a California limited partnership that invests primarily in mid-cap and large-cap U.S. equity securities.

7.       INVESTMENTS, AT COST

         In late March of 1996 the Company entered into an agreement with Soundview Technologies Incorporated. Under the terms of the agreement the Company would receive up to a 32% interest in the common stock of Soundview Technologies in return for the Company's raising capital and offering management assistance to Soundview Technologies. During the quarter ended June 30, 1996 the Company received a management fee in the form of common stock in the amount of $1,400,000 for these services. As of June 30, 1996 the Company carries its investment of 16.4% of Soundview Technologies at $1,233,000.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       PROVISION FOR INCOME TAXES

         Provision for income taxes consists of the following:

                                                                FEDERAL            STATE            TOTAL
                                                             ----------------------------------------------
                JUNE 30, 1996
                Current                                      $   331,649      $    95,043     $   426,692
                Deferred                                         247,156           71,140         318,296
                JUNE 30, 1995
                Current                                               -               800             800
                Deferred                                              -                -               -

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following.:

                DEFERRED TAX ASSETS:                                               1996               1995
                                                                             --------------------------------
                Nonstatutory stock options                                      $   898,512     $   619,258
                Tax basis of investments at equity                                    -              40,463
                State income tax deductions                                          31,670          15,820
                                                                                -----------     -----------
                Gross deferred tax assets                                       $   930,182     $   675,541
                                                                                ===========     ===========

                DEFERRED TAX LIABILITIES:
                Excess basis in investments at equity                            $  681,177         -
                Equipment, furniture & fixtures                                       4,196           4,195
                                                                                 ----------     -----------

                Deferred tax liabilities                                         $  685,373     $     4,195
                                                                                 ==========     ===========

         The Company believes that all deferred tax assets as of June 30, 1996 and December 31, 1995 are more likely than not to be realizable.


9.       COMMON STOCK SUBSCRIPTIONS

         As of June 30, 1996, the Company has a $50,000 unsecured promissory note receivable from an individual. The note was issued in connection
         with the purchase of 25,000 shares of common stock.   The note bears
         interest at 4% per annum. Other receivables include approximately $4,900 of interest due on this note. The Company expects to receive full payment from the individual, and no adjustment has been made to the carrying value of this note.

         The Company also has promissory notes in the amount of $94,002 in connection with the purchase of 16,167 shares of common stock. These notes bear interest at 5% per annum. Interest receivable in the amount of $3,000 has been accrued on these notes.

10.      RECEIVABLES FROM AFFILIATES

         Receivables from affiliates consist of a promissory note with a balance of $114,247 at December 31, 1995 bearing interest at 8% per annum. At December 31, 1995 other receivables included approximately $43,000 of interest receivable on this note. All outstanding amounts due on this note were received during the period ended March 31, 1996. Also included in receivables from affiliates at June 30, 1996 and December 31, 1995 are advances for the benefit of CombiMatrix Corporation, and Whitewing Labs. Advances to these companies totalled $149,950 and $62,638, at June 30, 1996 and December 31, 1995,
         respectively.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for the periods ended June 30, 1996 and 1995 for interest
         was $960 and $113.   The Company paid cash for income taxes in the
         amount of $123,000 in 1996.

12.      CONCENTRATION OF CREDIT RISK

         Notes receivable at June 30, 1996 subject the Company to concentration of credit risk due to notes in the amount of $1,318,750 being due from two individuals. The risk is limited as these notes are collateralized by common stock with a value of approximately $1,154,000 and personally guaranteed by the holders as of June 30, 1996.

         The Company maintains its cash balances with financial and brokerage institutions located in Southern California. As of June 30, 1996 the Company maintained balances of $646,287 in excess of insured amounts with these institutions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the consolidated balance sheet of the Company as of June 30, 1996, and on the operations of the Company for the period from January 1, 1996 to June 30, 1996. The following discussion compares the activities for the six months ended June 30, 1996 to the activities for the six months ended June 30, 1995.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect the fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         REVENUES

         The Company reported quarterly revenues of $3,213,334 in the six months ended June 30, 1996, an increase of $2,371,524, over revenues of $841,810 for the six months ended June 30, 1995.

         Gains on Sales of Securities, Net. Net gains on sales of securities increased from $626,000 for the six months ended June 30, 1995 to $722,117 for the six months ended June 30, 1996, which represents an increase of $96,117 or 15.4%. Such gain for the six months ended June 30, 1996 is comprised primarily of gains on sales of shares of CombiMatrix Corporation, and, to a lesser extent, of gains on sales of shares of MerkWerks Corporation. The year earlier gain of $626,000 represented a gain from sales of shares of Whitewing Labs. The Company is prohibited from selling shares of Whitewing Labs without the consent of Cohig & Associates, Inc., until February 9, 1997, pursuant to its agreement with Cohig & Associates, Inc. relating to Whitewing Labs' initial public offering. Furthermore, the timing and extent of any sales of securities are subject to substantial fluctuation from quarter to quarter.

         Unrealized Gain Attributable on Issuance of Common Stock by Affiliate. In February 1996, shares of Whitewing Labs were sold in an initial public offering. This initial public offering of shares reduced the Company's ownership interest in Whitewing Labs from 38.3% to 19.4%.
         As a result of this offering, under generally accepted accounting principles, the Company reported an unrealized gain of $1,066,408, representing an increase in the book value of the shares of Whitewing Labs that the company retained following the initial public offering. Management does not anticipate recognizing any similar gain in relation to shares of Whitewing Labs; however, the Company does anticipate future gains of this nature with respect to other subsidiaries when they become publicly offered entities.

         Equity in Earnings of Investments. The Company reported losses attributable to equity in earnings of investments of $50,431 for the period ended June 30, 1996, compared to revenues of $200,000 for the year-earlier period. Such losses for the period ended June 30, 1996 are comprised of a gain of $85,532 on the Company's capital investment as a partner of Acacia Capital Partners, L.P. offset by a loss of the Company's share of net losses of CombiMatrix Corporation of $49,730, a loss of $13,748 on the Company's capital investment as a partner of Acacia Growth Fund, L.P., and a loss of $70,785, as determined by the equity method of accounting, for the Company's investment in Whitewing Labs.

         Management Fees. For the six months ended June 30, 1996, management fee income increased to $1,421,612 over management fee income of $250 generated during the first six months in 1995. Of the total of $1,421,612 in management fees earned for the six month period, approximately $22,000 was derived from three of the four investment funds managed by the Company. Two of these funds, Acacia Capital Partners, L.P. and Acacia USA Fund, have been managed by the Company during the full six month period in 1996. The third fund, Acacia Growth Fund, L.P. was not formed until April 1996. Acacia USA Growth Fund, the fourth fund, was formed in June 1996 and, therefore, has not generated management fees during the six month period ended June 30, 1996. The balance of $1,400,000 of management fee revenue recorded during the six months ended June 30, 1996 was paid to the Company by Soundview Technologies Incorporated through the issuance of 1,400,000 shares of Soundview Technologies' common stock to the Company for providing management and consulting services, including assisting Soundview Technologies in raising $1,000,000 through the sale of Soundview Technologies' common stock at $1.00 per share. At June 30, 1996, the Company retained 1,233,000 of these shares.

         EXPENSES

         Marketing, general and administrative expenses increased from $505,052 for the six months ended June 30, 1995 to $899,790 for the six months ended June 30, 1996. This increase is primarily due to increased costs of operating a public company including additional accounting legal, printing, and other professional costs which were not incurred in 1995. However, marketing, general and administrative expenses as a percent of total revenue decreased from 60% in the period ended June 30, 1995 to 28% in the period ended June 30, 1996.

         PROVISION FOR INCOME TAXES

         For the six month period ended June 30, 1996, the Company recorded an income tax provision of $744,988, as compared to an income tax provision of $800 for the same period in fiscal 1995. This increase is primarily due to the deferred tax liability associated with the unrealized gain on the issuance of Whitewing Labs stock and amounts currently payable that are associated with the management fee earned by the Company for its management and consulting services to Soundview Technologies

         INFLATION

         Inflation has not had a significant impact on the Company.

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1996, the Company had cash and cash equivalents of $935,243, working capital of $2,194,174, and a ratio of current assets to current liabilities of 5.4 to 1. As of June 30, 1996, the Company had no indebtedness.

         For the first six months of fiscal 1996, the Company had $325,723 of positive cash flow from operations as compared to a negative cash flow of $504,728 from operations in the related period in fiscal 1995. The Company anticipates that the collection of notes receivable will provide a portion of cash flows in the third quarter in addition to anticipated revenue generated from the Company's other activities.

         The Company anticipates that revenues from operations will continue to provide necessary funds for its operating expenses. The Company anticipates that cash generated from operations, together with working capital reserves, will be adequate to fund recurring capital expenditures during fiscal 1996 and for the foreseeable future.

                          PART II - OTHER INFORMATION


ITEM I.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGE IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 14, 1996. The business at the meeting was the election of directors, ratification of the Company's 1996 Stock Option Plan, and the ratification of the Company's 1996 Executive Bonus Plan. All of the proposals were adopted.

The number of votes for and withheld for each director were as follows:

Name                                               For                          Withheld
- ----                                               ---                          --------
R. Bruce Stewart                                1,856,800                        2,000
Brooke P. Anderson                              1,856,800                        2,000
Fred A. de Boom                                 1,856,800                        2,000
Paul R. Ryan                                    1,856,800                        2,000
Edward W. Frykman                               1,856,800                        2,000

The number of votes for, against, and abstaining for the Company's 1996 Stock Option Plan were as follows:

                        For                      Against                       Abstaining
                        ---                      -------                       ----------
                     1,285,290                   42,050                           100

The number of votes for, against, and abstaining for the Company's 1996 Executive Bonus Plan were as follows:

                        For                      Against                       Abstaining
                        ---                      -------                       ----------
                     1,179,873                   42,450                         105,017

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 Exhibit 3.2   Amended and Restated Bylaws

         (b)     Reports on Form 8-K

                 None.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION


By:  /s/  R. Bruce Stewart
   -----------------------------------------------------
   R. Bruce Stewart
   President and Treasurer (Principle Financial Officer)

Date:  August 13, 1996