Form 10-Q
period 1996-09-30
ACACIA RESEARCH CORP
filed 1996-11-14
CIK 934549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Quarter Ended September 30, 1996            Commission File No. 0-26068


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
                                                       ---        -----
At September 30, 1996, 1,930,672 shares of common stock of the Registrant were outstanding.

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS

September 30, 1996 and December 31, 1995

                                                                                (Unaudited)
                                                                            September 30, 1996  December 31, 1995
                                                                            -----------------   ----------------
ASSETS
Current Assets
    Cash and cash equivalents                                                $       391,708         $  788,611
    Accounts receivable                                                              353,557                  0
    Notes receivable                                                               1,399,750          1,846,000
    Receivables from affiliates                                                      175,729            176,885
    Other receivables                                                                135,929             74,994
    Prepaid expenses                                                                  37,615             12,948
    Deferred tax benefit                                                              24,978             15,820
                                                                                  ----------         ----------

             Total current assets                                                  2,519,266          2,915,258

    Equipment, furniture, and fixtures                                               101,520             63,569

Other assets
    Equity in unconsolidated subsidiaries, at equity                               1,699,987                  0
    Investment in unconsolidated subsidary, at cost                                1,233,000                  0
    Partnership interests, at equity                                                 932,321            821,023
    Deferred tax benefit                                                           1,340,491            659,721
    Organization costs, net of accumulated amortization
      of $2,899 and $2,045                                                             2,787              3,641
                                                                                  ----------         ----------

    Total Assets                                                                  $7,829,372         $4,463,212
                                                                                  ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                                         $   35,351         $  129,066
    Deficit interest in unconsolidated subsidiary, at equity                               0            114,247
    Income taxes payable                                                             242,322            110,471
    Note payable                                                                     800,000                  0
                                                                                  ----------         ----------
             Total current liabilities                                             1,077,673            353,784

    Deferred tax liability                                                           250,310              4,195
                                                                                  ----------         ----------
             Total liabilities                                                     1,327,983            357,979

Commitments and contingencies

Minority interest                                                                          0             10,796

Stockholders' equity
    Common stock, no par value, 10,000,000 shares authorized,
         1,930,672 shares in 1996 and 1,837,672 shares in 1995
         issued and outstanding                                                    4,798,226          3,934,877
    Retained earnings                                                              1,844,165            367,812
    Less stock subscription receivable                                              (141,002)          (208,252)
                                                                                  ----------         ----------

             Total stockholders' equity                                            6,501,389          4,094,437
                                                                                  ----------         ----------

    Total Liabilities and Stockholders' Equity                                    $7,829,372         $4,463,212
                                                                                  ==========         ==========

The accompanying notes are an integral part of these financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended and For the Three Months Ended September 30, 1996 and 1995
(Unaudited)

                                                                    Nine Months Ended               Three Months Ended
                                                             Sept. 30, 1996  Sept. 30, 1995   Sept. 30, 1996  Sept. 30, 1995
                                                             --------------  --------------   --------------  --------------
Revenues
  Gains on sales of securities, net                             $870,307       $1,413,000       $148,190           $787,000
  Unrealized gain attributable to issuance of
     common stock by affiliate                                 1,066,408                0              0                  0
  Equity in earnings of investments                             (144,168)         200,000        (93,737)                 0
  Management fees                                              1,430,207            1,362          8,595              1,112
  Interest income                                                 81,008           18,366         27,380              2,806
                                                              ----------       ----------      ---------          ---------

  Total revenues                                               3,303,762        1,632,728         90,428            790,918

Marketing, general, and administrative                         1,212,746          834,882        312,956            329,830
                                                              ----------       ----------      ---------          ---------

Income before minority interest and taxes                      2,091,016          797,846       (222,528)           461,088

Minority interest in net loss of consolidated subsidiary         (10,796)               0              0                  0
                                                              ----------       ----------      ---------          ---------

Income before provision for income taxes                       2,101,812          797,846       (222,528)           461,088

Provision for income taxes                                       625,535              800       (119,453)                 0
                                                              ----------       ----------      ---------          ---------

Net Income                                                    $1,476,277         $797,046      ($103,075)          $461,088
                                                              ----------       ----------      ---------          ---------

Earnings per common share
  Primary                                                          $0.55            $0.32         ($0.04)             $0.18
  Fully diluted                                                    $0.55            $0.32         ($0.04)             $0.18

Weighted average shares outstanding
  Primary                                                      2,670,234        2,503,319      2,700,948          2,594,349
  Fully diluted                                                2,670,234        2,503,319      2,700,948          2,594,349



The accompanying notes are an integral part of these financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 1996 and 1995
(Unaudited)

                                                       Nine Months Ended   Nine Months Ended
                                                         Sept. 30, 1996      Sept. 30, 1995
                                                       -----------------   -----------------
Cash flows from operating activities:

Net income                                                $ 1,476,277         $   797,046
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                              15,679               6,425
    Deferred taxes                                            291,694                   0
    Undistributed (earnings) loss of affiliate                144,168            (200,000)
    Gain on sales of securities                              (870,307)         (1,413,000)
    Minority interest in net loss                             (10,796)                  0
    Unrealized gain attributable to issuance of
      common stock by affiliate                            (1,066,408)                  0
Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable,
      prepaid expenses, and other assets                     (439,159)               (538)
    Increase (decrease) in accounts payable,
      accrued expenses, payroll taxes payable,
      and other liabilities                                    38,136             (14,380)
                                                          -----------         -----------

    Net cash (used) by operating activities                  (420,716)           (824,447)

Cash flows from investing activities:

    Purchase of equity investments                         (3,000,000)           (500,000)
    Proceeds from sales of securities                       1,624,051           1,413,000
    Payment received on advances to affiliate                 414,247             200,000
    Advances to affiliate                                    (430,893)            (80,435)
    Notes receivable                                                0          (1,055,000)
    Payments received on notes receivable                     446,250                   0
    Capitalized expenditures                                  (52,592)            (15,965)
                                                          -----------         -----------

    Net cash used by investing activities                    (998,937)            (38,400)

Cash flows from financing activities:

    Proceeds from note payable                                800,000                   0
    Proceeds from line of credit                                    0           2,000,000
    Compensation from stock options                                 0              25,000
    Issuance costs                                                  0             (65,498)
    Proceeds from sale of common stock                        222,750             917,573
                                                          -----------         -----------

    Net cash provided by financing activities               1,022,750           2,877,075
                                                          -----------         -----------

Increase (decrease) in cash and cash equivalents             (396,903)          2,014,228

Cash and cash equivalents, beginning                          788,611             361,021
                                                          -----------         -----------

Cash and cash equivalents, ending                         $   391,708         $ 2,375,249
                                                          ===========         ===========


The accompanying notes are an integral part of these financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of business- Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the laws of the state of California. The Company provides traditional capital management services, and also provides management services to and makes direct investments in new emerging corporations. The Company has significant economic interests in five companies that it has formed and takes an active role in each company's growth and advancement. These companies are: Whitewing Labs, Inc., MerkWerks Corporation, CombiMatrix Corporation, Soundview Technologies Incorporated, and Greenwich Information Technologies LLC. In addition, as a registered investment advisor, the Company is a general partner in two private investment partnerships and is an investment advisor to two offshore investment corporations.

         Principles of consolidation - The accompanying consolidated financial statements for the nine months ended September 30, 1996 include the accounts of the Company and its 69% owned subsidiary, MerkWerks Corporation, a business developed by the Company. All intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which the Company maintains an ownership interest of 20% to 50%, or exercises significant influence over operating and financial policies, are accounted for under the equity method. The equity method is also used to account for the investment in companies in which the Company's controlling interest in considered to be temporary (See Note 6). The cost method is used where the Company maintains ownership of greater than 5% and less than 20%, and does not exercise significant influence over the investment.

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

         Restatement of prior periods - Financial statements for the period ended September 30, 1995 have been restated to reflect the change in accounting for the Company's investment in Whitewing Labs to the equity method. The Company's ownership interest was reduced, through sales of the Company's holdings in the investment and additional stock issued by Whitewing Labs during 1995, from 100% of common equity to 38% while maintaining an overall voting interest of 55% as of December 31, 1995. Whitewing Labs completed a public offering of common stock in February of 1996 further reducing the Company's control of its affiliate. As a result of these transactions, the Company has restated the prior periods' financial statements to reflect the accounting for its investment in Whitewing Labs on the equity method in accordance with generally accepted accounting principles. This restatement increased the earnings per

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         common share for the nine months ended September 30, 1995 from $0.24 per share to $0.32 per share, and earnings for the three months ended September 30, 1995 decreased from $0.19 to $0.18 per share.

         Presentation- For financial statement reporting purposes 1995 items have been reported in a manner consistent with the 1996 presentation.

2.       EQUIPMENT, FURNITURE, AND FIXTURES

         Equipment, furniture, and fixtures consist of the following at September 30, 1996 and December 31, 1995:

                                                                            1996                  1995
                                                                       -------------         -------------
                 Computer equipment                                     $     70,938         $      45,730
                 Furniture and fixtures                                       60,478                34,260
                                                                         -----------         -------------
                                                                             131,416                79,990
                 Accumulated depreciation                                    (29,896)              (16,421)
                                                                        ------------        --------------

                 Total Equipment, Furniture, and Fixtures              $     101,520          $     63,569
                                                                       =============          ============

         Depreciation expense for the nine months ended September 30, 1996 and 1995 was $14,826 and $5,935, respectively.

3.       COMMITMENTS AND CONTINGENCIES

         Lease obligations - As of September 30, 1996, the equipment, furniture, and fixtures account included assets in the amount of $6,609 financed by capital lease agreements which will expire in 1996 and 1999. Accumulated depreciation includes $1,431 of amortization related to assets financed by capital lease agreements. The amortization of assets under capital lease agreements have been included in depreciation expense.

         The Company leases office facilities under operating leases through December 1998, with options to renew the leases at a rate determined by the Consumer Price Index at the time of renewal. The Company's current minimum monthly lease payment is $3,006. Rent expense for the nine months ended September 30, 1996 and 1995 were approximately $16,254 and $13,123, respectively.

         At September 30, 1996, the future minimum lease payments for capital and operating leases equalled the following:

                                                                   CAPITAL                          OPERATING
                                                                   -------                          ---------
             1996                                                 $     590                         $   9,018
             1997                                                     2,358                            36,072
             1998                                                     2,358                            36,072
             1999                                                     1,965                              -
                                                                  ---------                         ---------
             Totals                                                   7,271                            81,162
             Less interest portion                                   (1,887)                             -
                                                                  ---------                         ---------
             Minimum lease payments                               $   5,384                         $  81,162
                                                                  =========                         =========

         Pending litigation - The Company is a defendant in a lawsuit filed by a former director and employee for alleged breach of contract. The lawsuit seeks damages of $950,000. Although the ultimate outcome of this litigation cannot be predicted, the Company believes that the suit is without merit and the Company intends to vigorously defend its position.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       STOCK OPTIONS AND WARRANTS

         During 1993, the Company adopted a stock option plan (the "1993 Plan") which authorizes the granting of both options intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986 ("Incentive Stock Options") and stock options which are not intended to so qualify ("Nonstatutory Options") to officers, directors, employees, consultants, and others expected to provide significant services to the Company or its subsidiaries. The 1993 Plan, which covers an aggregate of 1,000,000 shares of common stock, was approved by the Board of Directors in October, 1993. The Company has reserved 1,000,000 shares of common stock in connection with the 1993 Plan. Under the terms of the 1993 Plan, options may be exercised upon terms approved by the Board of Directors of the Company, and expire at a maximum of ten years from the date of grant. Incentive Stock Options are granted at prices equal to or greater than fair market value at the date of grant. Nonstatutory Stock Options are generally granted at prices equal to or greater than 85% of the fair market value at the date of grant. At September 30, 1996, all shares available for grant under the 1993 Plan had been granted, and at December 31, 1995, there were 1,775 shares reserved for future grants of common stock options.

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

         During April of 1996, the Board of Directors adopted the Acacia 1996 Stock Option Plan (the "1996 Plan"), which was approved by the shareholders in May of 1996. The Company has reserved 250,000 shares of common stock for issuance under the 1996 Plan. The 1996 Plan provides for the grant of Nonqualified Stock Options and Incentive Stock Options to key employees including officers of the Company and its Subsidiaries and certain other individuals. The 1996 Plan also provides for the automatic grant of Nonqualified Stock Options to non-employee directors upon initial election to the Board of Directors and thereafter on an annual basis under the Non-Employee Director Program. These options are generally exercisable nine months to one year after grant, and expire five years after grant for directors or up to ten years after grant for key employees. At September 30, 1996, options to purchase 35,000 shares of common stock had been issued under the 1996 Plan with 215,000 shares reserved for further grants of options.

         The following is a summary of common stock options:

                                                                                                      WEIGHTED
                                                                   SHARES              PRICES         AVERAGE
                                                                   ------              ------         -------
         1996
         Balance at January 1, 1996                                 890,725         $1.50-$5.25         $2.66
         Options granted                                            426,775         $4.90-$10.13        $6.27
         Options exercised                                          (68,000)        $1.50-$5.25         $2.52
         Options cancelled                                          (10,000)              $5.00         $5.00
                                                                  ---------         ============        -----

         Balance at September 30, 1996                            1,239,500         $1.50-$10.13        $3.90
                                                                  =========         ============        =====

         Exercisable at September 30, 1996                          752,500          $1.50-$5.50        $2.45
                                                                    =======         ============        =====


         As of September 30, 1996 and December 31, 1995 the Company had 100,000 warrants outstanding. The warrants are exercisable at $2.00 per share, and expire on January 1, 2000.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       NOTES RECEIVABLE

         As of September 30, 1996, the Company holds secured promissory notes from individuals generally related to the sale of common stock owned by the Company in Whitewing Labs, and MerkWerks Corporation, in the amount of $1,378,750, and unsecured notes in the amount of $21,000. These notes generally bear interest at 5% per annum and generally are secured by the common stock sold and are full recourse notes. The value of the collateral is approximately $915,625 for the secured notes as of September 30, 1996. Accrued interest receivable on notes receivable amounts to approximately $65,200 as of September 30, 1996 and approximately $13,200 as of December 31, 1995.

         The following is a summary of notes receivable at September 30, 1996:

                Notes receivable due from shareholder, secured                                 $      460,000
                Notes receivable, secured                                                             918,750
                Notes receivable, unsecured                                                            21,000
                                                                                                -------------
                Total Notes Receivable                                                          $   1,399,750
                                                                                                  ===========

6.       INVESTMENTS, AT EQUITY

         Investments carried at equity, and the Company's ownership in each consist of the following at September 30, 1996 and December 31, 1995:

                                                                   1996           1995
                                                                   ----           ----
             Whitewing Labs                                          19%            38%
             Acacia Capital Partners, L.P.                           43%            60%
             CombiMatrix Corporation                                 52%             0%
             Acacia Growth Fund, L.P.                                43%             0%
             Greenwich Information Technologies LLC                  30%             0%

         The investment in Whitewing Labs is reported using the equity method. The Company maintains an ownership percentage of 19.4% as of September 30, 1996, and officers of the Company hold significant positions on the Board of Directors of Whitewing Labs. The investment in Whitewing Labs is carried on the financial statements at a value of $799,558 on September 30, 1996 and at $0 as of December 31, 1995. As of September 30, 1996 Whitewing Labs had total assets of approximately $4,349,065, and net shareholders' equity of approximately $4,069,157. Whitewing Labs' net sales for the nine months ended September 30, 1996 were $2,736,285 compared to $2,268,045 for the previous nine months ended September 30, 1995. The market value of the Company's investment in Whitewing Labs is approximately $1,331,148 based upon the closing market price of $2.50 per share as of September 30, 1996. The Company reported an unrealized gain on the issuance of common stock by Whitewing Labs during the quarter ended March 31, 1996. The gain included in these financial statements is based upon the increase in the value of the Company's ownership interest in the net equity of Whitewing Labs as a result of the public offering in February of 1996. Common stock was offered by Whitewing Labs at $5 per share which is in excess of the Company's cost per share which resulted in a increase in the book value of the Company's interest in Whitewing Labs despite the reduction in ownership to 19.4%.

         The Company records its investment in Acacia Capital Partners, L.P. at equity, and in accordance with authoritative pronouncements regarding investments in partnerships. The Company's capital account with respect to Acacia Capital Partners, L.P. is $523,561 at September 30, 1996 and was $821,023 on December 31, 1995. The decrease in the Company's investment in this partnership is attributable primarily to the transfer of $300,000 of its investment to another private investment partnership managed by the Company as well as the withdrawal of $100,000 during this same nine-month period. Acacia Capital Partners, L.P. is a California limited partnership that invests primarily in mid-cap and large-cap U.S. equity securities.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.       INVESTMENTS, AT EQUITY (continued)

         In March of 1996 the Company acquired a majority interest in CombiMatrix Corporation. The Company reports its ownership interest in CombiMatrix Corporation under the equity method as its control is considered to be temporary based upon planned offerings of common stock by CombiMatrix Corporation. The Company carries its investment in CombiMatrix Corporation at a cost of ($261) as of September 30, 1996, and has also made advances to the unconsolidated subsidiary of $121,699 through the balance sheet date. As of September 30, 1996, CombiMatrix Corporation had total assets of $583,482, and net shareholders' equity of $448,139. There have been no revenues earned by CombiMatrix Corporation in its development stage.

         On April 1, 1996 the Company acquired an equity interest in the Acacia Growth Fund, L.P. The Company's capital account in this partnership as of September 30, 1996 amounted to $408,760. Acacia Growth Fund, L.P. is a California limited partnership that invests primarily in mid-cap and large-cap U.S. equity securities.

         On September 11, 1996, the Company acquired an equity interest in Greenwich Information Technologies LLC, a Delaware Limited Liability Company. As of September 30, 1996, the Company maintained a 30% ownership interest in this entity. The investment is carried on the balance sheet at $900,960 as of September 30, 1996.

7.       INVESTMENTS, AT COST

         In late March of 1996 the Company entered into an agreement with Soundview Technologies Incorporated. Under the terms of the agreement the Company would receive up to a 32% interest in the common stock of Soundview Technologies in return for the Company's raising capital and offering management assistance to Soundview Technologies. During the period ended September 30, 1996, the Company received a management fee in the form of common stock in the amount of $1,400,000 for these services. As of September 30, 1996, the Company carries its investment of 16.4% of Soundview Technologies at $1,233,000.

8.       PROVISION FOR INCOME TAXES

         Provision for income taxes consists of the following:

                                                                    FEDERAL           STATE            TOTAL
                                                                    -------           -----            -----
             SEPTEMBER 30, 1996
             Current                                              $  258,107         $  75,734      $  333,841
             Deferred                                                221,451            70,243         291,694
             SEPTEMBER 30, 1995
             Current                                                    -                  800             800
             Deferred                                                   -                 -               -

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following:

                DEFERRED TAX ASSETS:                                             1996                  1995
                                                                                 -----                 ----
                Nonstatutory stock options                                      $1,340,491           $ 619,258
                Tax basis of investments at equity                                   -                  40,463
                State income tax deductions                                         24,978              15,820
                Gross deferred tax assets                                       $1,365,469           $ 675,541
                                                                                ==========           =========

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       PROVISION FOR INCOME TAXES (continued)

                DEFERRED TAX LIABILITIES:
                Excess basis in investments at equity                          $  246,114        $       -
                Equipment, furniture & fixtures                                     4,196                4,195
                                                                            -------------          -----------
                Deferred tax liabilities                                       $  253,010           $    4,195
                                                                               ==========           ==========

         The Company believes that all deferred tax assets as of September 30, 1996 and December 31, 1995 are more likely than not to be realizable.

9.       COMMON STOCK SUBSCRIPTIONS

         As of September 30, 1996, the Company had a $50,000 unsecured promissory note receivable from an individual issued in connection with the purchase of 25,000 shares of common stock. Subsequent to the balance sheet date, the Company received all amounts due in connection with this subscription.

         The Company also has promissory notes in the amount of $91,002 in connection with the purchase of 16,167 shares of common stock. These notes bear interest at 5% per annum. Interest receivable in the amount of $3,800 has been accrued on these notes. Subsequent to the balance sheet date, the Company received $2,250 in connection with these notes.

10.      RECEIVABLES FROM AFFILIATES

         Receivables from affiliates consist of a promissory note with a balance of $114,247 at December 31, 1995 bearing interest at 8% per annum. All outstanding amounts due on this note were received during the period ended March 31, 1996. Receivables from affiliates at September 30, 1996 and December 31, 1995 are advances for the benefit of CombiMatrix Corporation, Whitewing Labs, and the Company's private investment partnerships. Advances to these companies totalled $175,729 and $62,638, at September 30, 1996 and December 31, 1995,
         respectively. Subsequent to the balance sheet date, the Company received $121,699 in connection with these advances.

11.      NOTE PAYABLE

         As of September 30, 1996, the Company has a non-interest bearing note payable to Greenwich Information Technologies LLC in the amount of $800,000, which is in connection with the purchase of an equity interest in that entity. This note is payable in full in December 1996.

12.      SUPPLEMENTAL CASH FLOW INFORMATION

         Cash paid for the periods ended September 30, 1996 and 1995 for interest was $1,090 and $159. The Company paid cash for income taxes in the amount of $170,188 in 1996.

13.      CONCENTRATION OF CREDIT RISK

         Notes receivable at September 30, 1996 subject the Company to concentration of credit risk due to notes in the amount of $1,318,750 being due from two individuals. The risk is limited as these notes are full recourse notes and are collateralized by common stock with a value of approximately $859,375 as of September 30, 1996.

         The Company maintains its cash balances with financial and brokerage institutions located in Southern California. As of September 30, 1996 the Company maintained balances of $182,843 in excess of insured amounts with these institutions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the consolidated balance sheet of the Company as of September 30, 1996, and on the operations of the Company for the period from January 1, 1996 to September 30, 1996. The following discussion compares the activities for the nine months and three months ended September 30, 1996 to the activities for the nine months and three months ended September 30, 1995.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. These financial statements include all adjustments which are, in the opinion of management, necessary to reflect the fair statement of the results for the interim periods presented, and all such adjustments are of a normal recurring nature.

RESULTS OF OPERATIONS

         REVENUES

         Nine Months Ended September 30, 1996 and 1995

         The Company reported revenues of $3,303,762 in the nine months ended September 30, 1996, an increase of $1,671,034, over revenues of $1,632,728 for the nine months ended September 30, 1995.

         Gains on Sales of Securities, Net. During the nine months ended September 30, 1996, the Company increased its asset base by acquiring interests in three new companies, CombiMatrix Corporation, Soundview Technologies Incorporated, and Greenwich Information Technologies LLC. Although the Company sold a limited amount of its interests in these companies, the Company continues to maintain significant equity positions in each. Net gains on sales of securities decreased from $1,413,000 for the nine months ended September 30, 1995 to $870,307 for the nine months ended September 30, 1996, which represents a decrease of $542,693 or 38.4%. Such gain for the nine months ended September 30, 1996 is comprised primarily of gains on sales of shares of CombiMatrix Corporation, and, to a lesser extent, of gains on sales of shares of MerkWerks Corporation and interests in Greenwich Information Technologies LLC. The year earlier gain of $1,413,000 represented a gain from sales of shares of Whitewing Labs. The Company is prohibited from selling shares of Whitewing Labs without the consent of Cohig & Associates, Inc. until February 9, 1997 pursuant to its agreement with Cohig & Associates, Inc. relating to Whitewing Labs' initial public offering. Furthermore, the timing and extent of any sales of securities are subject to substantial fluctuation from quarter to quarter.

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

         Equity in Earnings of Investments. The Company reported losses attributable to equity in earnings of investments of $144,168 for the period ended September 30, 1996, compared to revenues of $200,000 for the year-earlier period. Such losses for the period ended September 30, 1996 are comprised of a gain of $96,262 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of the Company's share of net losses of CombiMatrix Corporation of $87,827 and a loss of $152,503 for the Company's investment in Whitewing Labs, as determined by the equity method of accounting.

ACACIA RESEARCH CORPORATION
RESULTS OF OPERATIONS (continued)

         REVENUES (continued)

         Nine Months Ended September 30, 1996 and 1995 (continued)

         Management Fees. For the nine months ended September 30, 1996, management fee income increased to $1,430,207 over management fee income of $1,362 generated during the first nine months in 1995. Of the total of $1,430,207 in management fees earned for the nine month period ended September 30, 1996, $1,400,000 was paid to the Company by Soundview Technologies Incorporated through the issuance of 1,400,000 shares of Soundview Technologies' common stock to the Company for providing management and consulting services, including assisting Soundview Technologies in raising $1,000,000 through the sale of Soundview Technologies' common stock at $1.00 per share. At September 30, 1996, the Company retained 1,233,000 of these shares.

         The balance of approximately $30,000 of management and performance fee income recorded during the nine months ended September 30, 1996 was derived from four investment funds managed by the Company. Two of these funds have been managed by the Company during the full nine month period in 1996. The third fund and fourth fund were formed in April 1996 and June 1996, respectively and, therefore, have generated limited management fees during the nine month period ended September 30, 1996. The Company may share management fees or direct a certain amount of brokerage to a broker in return for the broker's referral of prospective clients in relation to its investment advisory business. The Company may also employ consultants to whom it will pay cash or a portion of the advisory fees paid by clients referred to the Company by such consultant.

         Three Months Ended September 30, 1996 and 1995

         The Company reported revenues of $90,428 in the three months ended September 30, 1996, a decrease of $700,490, from revenues of $790,918 for the three months ended September 30, 1995.

         Gains on Sales of Securities, Net. Net gains on sales of securities decreased from $787,000 for the three months ended September 30, 1995 to $148,910 for the three months ended September 30, 1996. Such gain for the three months ended September 30, 1996 is comprised of gains on sales of interests in Greenwich Information Technologies LLC. The Company acquired 33.33% of Greenwich Information Technologies LLC for $1,000,000 and maintained a 30% ownership interest as of September 30, 1996. The year earlier gain of $787,000 represents a gain from sales of shares of Whitewing Labs. During the period ended in 1996, the Company sold a smaller portion of its assets, focusing instead on the development of its various business interests. During the period ended in 1995, the Company sold a larger portion of its holdings primarily to raise the capital necessary to acquire interests in new companies as well as provide working capital for ongoing operations. Until the Company generates sufficient revenue from operations of its various business concerns, the Company, from time to time, may sell a portion of its equity interests when that interest has appreciated to a value that management believes is prudent and market conditions are favorable. However, the Company intends to retain significant interests in its current and future holdings.

         Equity in Earnings of Investments. The Company reported losses attributable to equity in earnings of investments of $93,737 for the three months ended September 30, 1996, compared to no revenue for the year-earlier period. Such losses for the period ended September 30, 1996 are comprised of a gain of $26,478 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of the Company's share of net losses of CombiMatrix Corporation of $38,097 and a loss of $82,118 for the Company's investment in Whitewing Labs, as determined by the equity method of accounting.

         Management Fees. For the three months ended September 30, 1996, management fee income increased to $8,595 over management fee income of $1,112 generated during the first nine months in 1995. The Company derived management fees in the period ended September 30, 1996 from four investment funds managed by the Company, three of which began operations in 1996. Therefore, during the same period in 1995, the Company derived management fees from only one of these funds. The Company entered into a distribution agreement with an international group during the period ended September 30, 1996. As part of this agreement, the Company will retain all management fees, but will share performance fees earned in those funds managed by the Company to which the group provides its services.

         EXPENSES

         Nine Months Ended September 30, 1996 and 1995

         Marketing, general and administrative expenses increased from $834,882 for the nine months ended September 30, 1995 to $1,212,746 for the nine months ended September 30, 1996. This increase is primarily due to increased costs of operating a public company including additional accounting legal, printing, and other professional costs which were not incurred in 1995. However, marketing, general and administrative expenses as a percent of total revenue decreased from 51% in the period ended September 30, 1995 to 37% in the period ended September 30, 1996.

         Three Months Ended September 30, 1996 and 1995

         Marketing, general and administrative expenses decreased from $329,956 for the three months ended September 30, 1995 to $312,956 for the three months ended September 30, 1996. Although in general the Company has experienced increased costs since becoming a public company in June 1995, the Company did not incur certain expenses associated with the raising of capital, which has occurred over previous quarters.
         However, the Company had an additional expense of approximately $16,000 payable to the Nasdaq Stock Market in conjunction with the Company's listing on the Nasdaq National Market System in July of 1996.

         PROVISION FOR INCOME TAXES

         Nine Months Ended September 30, 1996 and 1995

         For the nine month period ended September 30, 1996, the Company recorded an income tax provision of $625,535, as compared to an income tax provision of $800 for the same period in fiscal 1995. This increase is primarily due to the deferred tax liability associated with the unrealized gain on the issuance of Whitewing Labs stock and amounts currently payable that are associated with the management fee earned by the Company for its management and consulting services to Soundview Technologies.

         Three Months Ended September 30, 1996 and 1995

         For the three month period ended September 30, 1996, the Company recorded a benefit of $119,453 as compared to no income tax expense for the same period in fiscal 1995. The difference is attributable to decreased revenue during the three months ended September 30, 1996 versus revenue generated during the three months ended September 30, 1995.

         INFLATION

         Inflation has not had a significant impact on the Company.

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1996, the Company had cash and cash equivalents of $391,708, working capital of $1,441,593, and a ratio of current assets to current liabilities of 2.3 to 1. As of September 30, 1996, the Company had issued a short-term non-interest bearing note in the amount of $800,000, in connection with the investment by the Company in Greenwich Information Technologies LLC.

         For the first nine months of fiscal 1996, the Company had $420,716 of negative cash flow from operations as compared to a negative cash flow of $824,447 from operations in the related period in fiscal 1995. The Company anticipates that the collection of notes receivable will provide a portion of cash flows in the fourth quarter in addition to anticipated revenue generated from the Company's other activities.

         The Company anticipates that revenues from operations will continue to provide necessary funds for its operating expenses. The Company anticipates that cash generated from operations, together with working capital reserves, will be adequate to fund recurring capital expenditures during fiscal 1996 and for the foreseeable future.


                          PART II - OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGs

         On August 16, 1996, Ann P. Hodges, a former director of the Company, and her husband Christopher D. Hodges filed a legal action against the Company in the United States District Court in Los Angeles, entitled Christopher D. Hodges and Ann P. Hodges v. Acacia Research Corporation and Whitewing Labs, Inc. (Case No. 96-5551 R(Ex). The suit alleges that the Company breached a contract with the Hodges by improperly refusing to permit them to exercise an option to purchase 100,000 shares of common stock in the Company. The Hodgeses seek $950,000 in damages from the Company. Although the ultimate outcome of this litigation cannot be predicted with certainty, the Company's management does not believe that this matter will have a material adverse effect on the Company's results of operations or financial position.


ITEM 2.  CHANGE IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

                 None.

         (b)     Reports on Form 8-K

                 None.