Form 10-Q/A
period 1996-09-30
ACACIA RESEARCH CORP
filed 1996-11-15
CIK 934549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q/A


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

The Registrant amends its Form 10-Q for the period ending September 30, 1996 to add the following:

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION


By:  /s/  R. BRUCE STEWART
     ------------------------
     R. Bruce Stewart
     President and Treasurer (principal financial officer)

Date:  November 13, 1996