Form 10-K405
period 1996-12-31
ACACIA RESEARCH CORP
filed 1997-03-31
CIK 934549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                ------------------

                                    FORM 10-K

                                ------------------

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934         [FEE REQUIRED]
                  For the fiscal year ended December 31, 1996.
                                       0R
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from     N/A     to     N/A

                        COMMISSION FILE NUMBER 0-26068

                          ACACIA RESEARCH CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                95-4405754
-------------------------------------       -----------------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
   incorporation organization)                   Identification No.)


 12 South Raymond Avenue, Pasadena CA                   91105
-------------------------------------       -----------------------------------
      (Address of principal                          (Zip Code)
        executive offices)

     Registrant's telephone number, including area code:  (818) 449-6431

      Securities registered pursuant to Section 12(b) of the Act:  NONE

 Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, NO
                                   PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. YES  X     NO
                                              ----      ----

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   /X/

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock, as of March 27, 1997 was approximately $12,140,563. (All officers and directors of the registrant are considered affiliates.)

     At March 27, 1997 the registrant had 2,078,172 shares of Common Stock, and no shares of Preferred Stock, all no par value, issued and outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into Part III.

ITEM 1.   BUSINESS

GENERAL

     Acacia Research Corporation, a California corporation (the "Company"), is a capital management company that provides investment advisory services, and also provides management services to and makes direct investments in emerging corporations. The Company's operations are comprised of two lines of business:
(i)  investment advisor to domestic and offshore private investment funds; and
(ii) investing in and developing start-up business ventures. The Company is diversified and each business segment is operated independently.

     The Company intends to continue expanding through the acquisition of additional business ventures or increased ownership positions in its existing holdings as well as the internal development of its present operations. Present operations currently consist of significant ownership positions in five emerging growth companies and investment advisor to two domestic private investment partnerships and two offshore private investment corporations.

INVESTMENT ADVISORY SERVICES

     The Company is a registered investment advisor and a general partner of two domestic private investment partnerships whose limited partners are required to be "accredited investors," under Regulation D promulgated under the Securities Act of 1933. The Company is also the investment advisor to two offshore private investment corporations. Client funds are invested primarily in large-cap U.S. equities.

     The Company began managing its first private investment partnership, or hedge fund, in 1995. The Company formed an additional private investment partnership in April of 1996 and became the investment advisor to two offshore funds, one in January and the other in June of that year. The Company may manage additional private investment partnerships and offshore investment funds in the future.

     Advisory fee revenue is derived from quarterly management fees that are based on a percentage of the amount of money invested in the funds under management and annual performance fees that are based on a percentage of any profits that may be realized by the funds' investment activities. The Company may share management fees or direct a certain amount of brokerage to a broker in return for the broker's referral of prospective clients in relation to its investment advisory business. The Company may also engage consultants to whom it will pay cash and a portion of the advisory fees paid by clients referred to the Company by such consultant. The Company entered into a distribution agreement with an international group during the fiscal year 1996. As part of this agreement, the Company will retain all management fees, but will share performance fees earned in those funds managed by the Company to which the group provides its services.

     Although management of the Company has had extensive experience in the investment industry, the Company itself is a recently formed business entity and has a short history of operations with limited revenues. The level of management and performance fee revenue received by the Company will depend upon the amount of money invested in the funds managed by the Company, which in turn will depend to a large extent upon the performance of the funds managed by the Company. There can be no assurance that the Company will prove successful in raising any additional capital for the investment funds managed by the Company.

DOMESTIC PRIVATE INVESTMENT PARTNERSHIPS

     Each private investment partnership has two general partners, the Company and Paul R. Ryan. Paul R. Ryan is also a director and the President and Chief Executive Officer of the Company. The general partners will be allocated on an annual basis a performance fee based on a percentage of the annual net profits of each partner's investment in the partnership. The general partners will also be entitled to annual management fees payable by each limited partner based on a percentage of the value of that limited partner's capital account. These management fees are payable quarterly in advance at the beginning of each quarter based on the net asset value of the limited partner's capital account on the first day of the quarter. Subsequent to the distribution of advisory fees that may be payable to consultants or brokers, the Company will receive three-fourths, and Mr. Ryan will receive one-fourth of both the performance and management fees.

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

     The value of the Company's partnership interest in its two private investment funds was approximately $625,405 in the aggregate at December 31, 1996.

     The capital invested by the Company in its investment partnerships are subject to all of the risks to be encountered by all investors in a partnership managed by the Company as a result of the investment strategy adopted for the investment partnership, including the risks associated with short sales, hedging, option trading, trading on margin and other leverage transactions. No assurance can be given that a partnership's investment strategy will not result in material losses for the partnership. On the other hand, if the investment partnership were profitable, the partners thereof, including the Company, would be credited with partnership net income, and would therefore incur income tax liability, even if they receive little or no cash distributions from the partnership. Since the stated intention of the partnerships is to reinvest substantially all income and gain allocable to the partners thereof, it should not be expected that distributions of partnership cash will be made to the partners, including the Company, that could be used to pay any income tax on partnership profits allocated to their respective accounts. The Company's investment in the investment partnerships is also subject to a significant lack of liquidity, since there is no public market for interests in the investment partnerships and no such market can be expected to develop. The Company may withdraw portions of its capital account under the same terms and conditions as a limited partner together with the additional requirements placed on a general partner of providing verification from the funds' auditors and of the Company maintaining in its capital account an amount equal to the lesser of 1% of the total value of the fund or $500,000. Limited partners may, on advance notice to the general partners, withdraw all or part of its capital account as of any June 30 or December 31 following the first anniversary of the partner's admission to the partnership. The general partners may waive these withdrawal restrictions for any partner.

OFFSHORE INVESTMENT FUNDS

     The Company is the investment advisor to two offshore private investment corporations both of which are Cayman Islands exempted companies. Furman Selz Financial Services Limited, in Dublin, Ireland, is the administrator, registrar, and transfer agent for these funds.

     The Company will be allocated on an annual basis a performance fee based on a percentage of the annual net profits attributable to the investment of each shareholder of the two private investment corporations. The Company will also be entitled to annual management fees payable by the funds based on a percentage of the value of each fund's capital account. Subsequent to the distribution of advisory fees that may be payable to consultants or brokers, the Company will receive three-fourths, and Mr. Ryan will receive one-fourth of both the performance and management fees. The Company will not be reimbursed by the offshore funds for any of its expenses incurred in managing these funds' investments. The assets of these offshore funds are exposed to many of the same risks inherent in the Company's domestic private investment partnerships.

COMPETITION

     The Company, in its performance of its investment advisory services, encounters competition from all other sources of investment management and advice, including public mutual funds, other private investment funds, money managers, commercial banks, insurance companies, and stock brokerages, some of which have substantially greater capital and other resources, and offer a wider range of financial services.

EMERGING BUSINESSES/AFFILIATES

     The Company participates in the formation of emerging or start-up companies in various fields of business by arranging for and contributing capital and providing management assistance. Potential ventures are evaluated based on the ability of the business to become viable and reach a significant milestone with the Company's initial investment as well as possessing a potential to generate significant revenues through strong technology or patent rights and experienced management.

     The Company has significant economic interests in five companies that it has formed and takes an active role in each company's growth and advancement. The Company's current portfolio of emerging companies includes the following:
(i) MerkWerks Corporation ("MerkWerks"); (ii) CombiMatrix Corporation ("CombiMatrix"); (iii) Soundview Technologies Incorporated ("Soundview Technologies"); (iv) Greenwich Information Technologies LLC ("Greenwich Information Technologies"); and (v) Whitewing Labs, Inc. ("Whitewing") (MerkWerks, CombiMatrix, Soundview Technologies, Greenwich Information Technologies, and Whitewing are collectively referred to hereinafter as the "Affiliates").

     The Company generally invests in start-up ventures with no operating histories, unproven technologies and products and, in some cases, the need for identification and implementation of experienced management. Because of the uncertainties and risks associated with such start-up ventures, investors in the Company should expect losses, which could be significant, associated with any possible failed venture. In addition, markets for venture capital in the United States are increasingly competitive. As a result, the Company faces potential losses of business opportunities and possible deterioration of the terms of available financings and equity investments in start-up ventures. Furthermore, the Company may lack financial resources to fully fund additional ventures in which it could participate and may be dependent upon external financing to provide sufficient capital, depending on the number and scope of the ventures that could be financed.

     The venture capital business is marked by a high degree of risk, including risks associated with identifying and developing new business opportunities, difficulties selecting ventures with acceptable likelihoods of success and future profitability, the high risk of loss associated with investments in start-ups and the competitive nature of the venture capital business. Identifying and developing each new business opportunity requires the Company to dedicate significant amounts of financial resources, management attention and personnel, with no assurance that these expenditures will be recouped. Similarly, the selection of companies and the determination of whether a company offers a viable business plan, and an acceptable likelihood of success and future profitability involves inherent risk and uncertainty.

MERKWERKS

     MerkWerks was formed in September, 1995 as a software development company, whose first product will be software for use with CD-recordable disk drives for Macintosh platforms. The product will be called CD WonderWriter-TM- or WonderWriter-TM-. MerkWerks is in the developmental stage and, to date, has not completed the development of any products or generated any revenues. Although MerkWerks anticipates that development of its first software product will be completed shortly and that its first product may be marketed, through license or sale, in 1997, no assurances can be given that MerkWerks will ever be able to successfully market this product or any future products, or that a market for such products will develop.

     The markets for software products are intensely competitive and are characterized by rapid changes in technological standards. There are currently more than 25 CD-recordable disk drive software packages on the market. Although MerkWerks believes that its software alternative provides better user features and greater enhancement of the usability of CD-recordable disk drives, the acceptance of MerkWerks software in the market is unproven and speculative. MerkWerks faces competition from large companies with substantial technical, marketing, and financial resources, allowing them to aggressively develop, enhance, and market competing products. These advantages may allow competitors to respond more quickly than MerkWerks to emerging technologies or to changing customer requirements. Numerous actions by these competitors, including price reductions and product giveaways, increased promotion, the introduction of enhanced products, and product bundling could have a material adverse effect on MerkWerks ability to develop and market its software products and on MerkWerks business, financial condition, and operating results.

     The success of MerkWerks' CD-recordable software largely depends on its acceptance by original equipment manufacturers (OEMs) that produce CD-recordable disk drives. MerkWerks' strategy is to convince these OEMs of the utility of MerkWerks' software so that the OEMs will offer such software with the CD-recordable disk drives prior to their sale to the end-user, which will generate license fees for MerkWerks and generate market acceptance of MerkWerks' software. No assurances can be given that MerkWerks' software will gain the acceptance of OEMs or ever be incorporated into CD-recordable disk drives.

     MerkWerks believes that its CD-recordable disk drive software is proprietary and intends to rely a combination of statutory and common law, copyright, trademark and trade secret law, licensing agreements, nondisclosure agreements and other means to protect it proprietary rights. MerkWerks intends to enter into confidentiality agreements with OEMs, customers and potential customers, vendors and other third parties and to generally limit the dissemination of its proprietary information. Despite these precautions, MerkWerks faces the risk that third parties will be able to gain access to and use its proprietary information to develop similar competing technologies. If the unauthorized use of its proprietary rights developed to any substantial degree, MerkWerks' business and operational results could be materially and adversely affected.

     MerkWerks' initial software release will be designed for use with the Macintosh platform. In addition, MerkWerks anticipates adapting its software to the Windows platform. However, it is uncertain whether MerkWerks will be successful in adapting its software to the Windows platform, and, if successful, whether a viable market will develop for this product. Upon completion of its CD-recordable utility software product, MerkWerks may begin development of or acquire other software products, while continuing to support and enhance the initial product.

     The Company provided $100,000 in cash to MerkWerks in exchange for 2,000,000 shares of its common stock, or 100% of the total outstanding shares of MerkWerks. The Company has also loaned or advanced on behalf of MerkWerks an aggregate of $98,099 as of December 31, 1996. In December 1995 and January 1996, the Company sold approximately 30% of its interest in MerkWerks for approximately $600,000. R. Bruce Stewart, the Company's Chairman and Chief Financial Officer, is the Chairman and Treasurer of MerkWerks, Brooke P. Anderson, Ph.D, a director of the Company as well as its Vice President, Research and Development, is a director of MerkWerks, and Kathryn King-Van Wie, the Company's Chief Operating Officer, serves as Corporate Secretary of MerkWerks.

     MerkWerks' president and chief programmer has an employment agreement with the Company entitling him to a royalty of 30% of the net profits of the CD-recordable software, with certain limited expenses excluded from the calculation of net profits, as well as other rights pertaining to such software. The Company anticipates that its arrangement with MerkWerks' president will be restructured in the near future, resulting in a contractual arrangement between him and MerkWerks relating to the same subject matters.

COMBIMATRIX

     CombiMatrix was formed in 1995 and is involved in developing new technologies intended to represent significant improvements in the field of drug discovery. CombiMatrix has demonstrated preliminary feasibility of its core technologies and is currently developing a working prototype to automate its proprietary technologies. These new technologies involve combinatorial chemistry, which CombiMatrix anticipates could represent advancements over existing technologies in the speed and cost-effectiveness of drug discovery. The Company's investment in CombiMatrix is subject to the risks associated with new technologies, including the viability of CombiMatrix's technologies, unknown acceptance, difficulties in obtaining financing, the strength of its intellectual property protection, increasing competition and the development of applicable laws and regulations. In addition, because the technologies critical to the success of this industry are in their infancy, no assurances can be given that CombiMatrix will be able to successfully implement its technologies. Furthermore, in the event its technologies prove to be successful, CombiMatrix intends to pursue collaborations with pharmaceutical companies, which may include the licensing of CombiMatrix's screening libraries and possibly the licensing of internally developed chemical compounds. No assurances can be given that CombiMatrix, even if successful in developing its technologies, would be able to successful implement collaborative efforts with pharmaceutical companies.

     CombiMatrix intends to vigorously protect its intellectual property rights. There can be no assurance, however, that CombiMatrix's pending provisional patent application will issue or that a third party will not violate, or attempt to invalidate, CombiMatrix's intellectual property rights, possibly forcing CombiMatrix to expend substantial legal fees. Successful challenges to certain of CombiMatrix's patents, if issued, would materially adversely affect CombiMatrix's business, operating results and financial condition. In addition to the protection that may be afforded by these patents, CombiMatrix requires confidentiality agreements with customers and potential customers, vendors and other third parties and to generally limit access to information relating to its technologies. Despite these precautions, third parties may be able to gain access to and use its technology to develop similar competing technologies. Any substantial unauthorized use of CombiMatrix's patent and other proprietary rights, could materially and adversely affect CombiMatrix's business and its operational results.

     There can be no assurance that certain aspects of CombiMatrix's technology will not be reverse-engineered by third parties without violating CombiMatrix's proprietary rights. CombiMatrix's existing protections also may not preclude competitors from developing products with features and prices similar to or better than those of CombiMatrix.

     The Company provided $100,000 in cash to CombiMatrix in exchange for 4,750,000 shares of its common stock, or 70% of the total outstanding shares of CombiMatrix at that time. CombiMatrix conducted a private placement of approximately 546,000 shares of its common stock and raised net proceeds of approximately $500,000. In addition, the Company sold 785,000 shares of CombiMatrix, which brought the Company's ownership position to approximately 52% of the total outstanding shares as of December 31, 1996.
As of March 27, 1997, CombiMatrix has raised additional funds through a subsequent private placement. Such private placement has not closed as of the date of this report. The Company has also loaned or advanced on behalf of CombiMatrix an aggregate of $121,699, which was repaid to the Company as of December 31, 1996.

     R. Bruce Stewart, the Company's Chairman and Chief Financial Officer, is the Chairman and Treasurer of CombiMatrix; Paul R. Ryan, a director of the Company as well as its President and Chief Executive Officer, is the interim President and a director of CombiMatrix; and Brooke P. Anderson, Ph.D., a director of the Company and its Vice President, Research Development, is also a director of the CombiMatrix. Kathryn King-Van Wie, the Company's Chief Operating Officer serves as Corporate Secretary of CombiMatrix. Two additional directors, Mark G. Edwards and Rigdon Currie, were elected to the Board of CombiMatrix in February and March of 1997, respectively. Mr. Edwards is the Managing Director of Recombinant Capital, a San Francisco-based firm specializing in negotiating alliances and acquisition transactions on behalf of biotechnology and pharmaceutical companies. Mr. Edwards was formerly the Manager of Business Development of Chiron Corporation, a leading biotechnology company. Mr. Currie is experienced in guiding the development of high technology companies and currently serves on the Board of Directors of QMS, Inc. and Wonderware Corporation, among others.
 Mr. Currie is also a special limited partner of MK Global Ventures and a former general partner of Pacific Ventures Partners.

     In April 1996, the Company and CombiMatrix's Vice President, Research and Development entered into a shareholder agreement pertaining to certain matters relating to CombiMatrix. This agreement provides for the collective voting of shares owned by the Company and this individual for the election of certain directors to the CombiMatrix's Board of Directors as designated by the individual and the Company and certain restrictions on the sale or transfer of individual's shares of common stock in the CombiMatrix.

SOUNDVIEW TECHNOLOGIES

     Soundview Technologies was formed in March 1996 and invests in the development and commercialization of intellectual property in the telecommunications field, including audio and video blanking systems, also known as V-chip technology. Soundview Technologies owns the exclusive right and title to U.S. Patent #4,554,584, which describes a cost-effective method for V-chip implementation that can work with components currently in use in televisions. This particular patent was issued in November 1985 and expires in November 2002. Soundview Technologies works with various inventors, consultants, and industry participants to enhance its existing technology as well as to develop new technologies that complement the Telecommunications Act, which mandates that all televisions 13 inches and larger sold approximately twelve months subsequent to the adoption of a television program rating system contain V-chip circuitry. Soundview Technologies has developed a V-chip retrofit device, the V Chip Converter-TM-, to be available for use with the 200 million television sets in the United States that will be "deaf" to V-chip signals. The V Chip Converter-TM-, a set-top unit that can accommodate any rating system ultimately adopted, was demonstrated at a news conference held for that purpose, by congressional sponsors of the V-chip legislation. Soundview Technologies intends to pursue potential business opportunities with television manufacturers, chip manufacturers and television accessory companies for an efficient and cost-effective method of commercializing its technology.

     The Company currently holds 1,233,000 shares of the common stock of Soundview Technologies, representing 16.4% of the outstanding shares. This minority position and limited board representation results in the inability of the Company to control the decision-making of Soundview Technologies. Paul R. Ryan, a director of the Company and its President and Chief Executive Officer, is a member of the Board of Directors of Soundview Technologies and R. Bruce Stewart, the Company's Chairman and Chief Financial Officer, is the Corporate Secretary of Soundview Technologies. The chief executive officer of Soundview Technologies is a significant shareholder of Soundview Technologies as well as the chief executive officer and has a majority membership interest another affiliate of the Company, Greenwich Information Technologies.

     Although Soundview Technologies believes that it owns an enforceable patent on its technology, no assurances can be given that other companies will not challenge Soundview Technologies' patent rights or develop competing technologies that do not infringe Soundview Technologies' patent. Additionally, whether or not competing products emerge, it is uncertain whether and to what extent Soundview Technologies will be able to profitably exploit its technology. In addition, other companies may develop competing technologies that offer better or less expensive alternatives to those offered by Soundview Technologies. The potential for the development of a sizable commercial
V-chip market could generate technology that would represent substantial competition for Soundview Technologies. Potential competitors could have significantly greater research capabilities and financial and technical resources than Soundview Technologies, and some could have established brand names in the market for television products.

     The exclusivity of these patent rights and other proprietary technology are critical to the successful implementation of Soundview Technologies' business plan. Despite the protections of the intellectual property laws and the precautions taken by Soundview Technologies, third parties may be able to gain access to and use its technology to develop similar competing technologies. Any substantial unauthorized use of this patent and other proprietary rights and any infringement on Soundview Technologies' patented technology could materially and adversely affect Soundview Technologies' business and its operational results.

GREENWICH INFORMATION TECHNOLOGIES

     Greenwich Information Technologies was formed as a limited liability corporation under the laws of the state of Delaware in 1996 and is the exclusive marketing and licensing agent for several patents relating to video-on-demand, however, Greenwich Information Technologies does not currently own patents. Video-on-demand allows television viewers to order movies or other programs from a remote file server and to view them at home with full VCR functionality, including pause, fast forward, and reverse. Audio-on-demand offers the potential of ordering music song by song and recording one's own CDs. Greenwich Information Technologies does not currently own full rights and the acquired U.S. rights include two issued patents, one application that has been allowed, and one application pending. Acquired foreign rights include patents issued in Japan, Mexico, and the Republic of China as well as applications pending in Austria, Belgium, Denmark, France, Germany, Italy, Luxembourg, Monaco, The Netherlands, South Korea, Sweden, and the United Kingdom. Those patents that have already been issued, were issued in the past five years and will not expire for a number of years. Information-on-demand is considered one of the most significant applications in interactive entertainment. Greenwich Information Technologies has begun to pursue business opportunities with possible providers of information-on-demand systems and others involved in supplying related information-on-demand services.

     Greenwich Information Technologies does not currently own exclusive right and title to any patents. However, Greenwich Information Technologies is the exclusive marketing and licensing agent for a number of worldwide patents and other property pertaining to information-on-demand systems, which lists as co-inventor the chief executive officer who, along with the Company, is also a Senior Member of Greenwich Information Technologies. Such individual has an Assignment Agreement with the other co-inventor of the technology that grants this individual the right to assign certain patent rights to another person or entity. Such rights allowed to be granted under this Assignment Agreement have been granted to Greenwich Information Technologies in the form of an Exclusive Marketing and Licensing Agreement. The chief executive officer has entered into a Pledge Agreement with Greenwich Information Technologies whereby he pledges his right, title and interest in the technology and related property as collateral security for the due and punctual performance of all liabilities and obligations under the Assignment Agreement between the chief executive officer and the other co-inventor as a means of protection for Greenwich Information Technologies. Such Pledge Agreement will terminate upon: (a) Greenwich Information Technologies distributing an aggregate of at least $4,500,000 to its members;
(b) Greenwich Information Technologies effecting a transaction or a series of transactions in which the implicit aggregate value of Greenwich Information Technologies is at least $4,500,000; (c) substantially all U.S. patent rights are assigned to Greenwich Information Technologies; or (d) a liquidation of Greenwich Information Technologies. The chief executive officer of Greenwich Information Technologies holds a majority membership interest in Greenwich Information Technologies as well as is the chief executive officer and a significant shareholder of another affiliate of the Company, Soundview Technologies.

     Although Greenwich Information Technologies believes that it has marketing and licensing rights to enforceable patents, no assurances can be given that other companies will not challenge the underlying patents to these rights or develop competing technologies that do not infringe such patents. Additionally, whether or not competing products emerge, it is uncertain whether and to what extent Greenwich Information Technologies will be able to profitably market and license its rights to the information-on-demand technology. In addition, other companies may, however, develop competing technologies that offer better or less expensive alternatives to those offered by Greenwich Information Technologies. In the event a competing technology emerges, because of the potential for the development of a sizable commercial information-on-demand market, Greenwich Information Technologies would expect substantial competition. Potential competitors could have significantly greater research capabilities and financial and technical resources than Greenwich Information Technologies, and some could have established brand names in the market for such products.

     The exclusivity of these patent rights are critical to the successful implementation of Greenwich Information Technologies' business plan. Despite the protections of the intellectual property laws and the precautions taken by Greenwich Information Technologies, third parties may be able to gain access to and use its technology to develop similar competing technologies. Any substantial unauthorized use of these patents and other proprietary rights and any infringement on Greenwich Information Technologies' patented technology could materially and adversely affect Greenwich Information Technologies' business and its operational results.

     The Company signed a letter agreement whereby the Company agreed to invest $1,000,000 in exchange for a 33.33% membership interest in Greenwich Information Technologies. As of February 1, 1997, the Company had paid Greenwich Information Technologies $475,000. On February 10, 1997, the Company issued a Promissory Note in the principal amount of $525,000 whereby the Company will make payments to Greenwich Information Technologies of a minimum of $25,000 each month from February 1, 1997 through July 1, 1997, $50,000 each month from August 1, 1997 to December 1, 1997, and pay the outstanding principal plus any accrued and unpaid interest by December 31, 1997. The Promissory Note bears a simple interest rate of 6.5% per annum.
The Company also executed a Pledge Agreement in connection with the Promissory Note whereby the Company pledged a portion of its membership interest, while retaining voting and distribution rights to such membership interest, in order to secure the Company's obligations under the Promissory Note. Should the Company default on the Promissory Note, the Company could lose a substantial portion of its membership interest. As of March 28, 1997, the Company has paid $75,000 towards the note and has a principal balance owing of $450,000.

     The Company sold a portion, 3.31%, of its membership interest to third parties and currently maintains a membership interest of 30.02% in Greenwich Information Technologies. Although the Company is one of the two Senior Members of Greenwich Information Technologies, the Company does not hold a majority of the board of three Senior Members. Similarly, the Company has no control over the day to day operations of Greenwich Information Technologies, which are directed by the chief executive officer, an individual with no affiliation to the Company. This minority position results in the inability of the Company to control or direct the decision-making of Greenwich Information Technologies in any meaningful way.

WHITEWING

     On July 29, 1993, the Company incorporated Whitewing under the laws of the state of California. The Company acquired 100% of the outstanding stock of Whitewing for a total of $100,000 in cash. Whitewing develops, or seeks to acquire through license, nutritional supplements that can be directly marketed to the over age forty market in the United States. Products are formulated with natural ingredients, and contain no preservatives, synthetics, artificial colors, lactose, starch or sugar. Whitewing currently markets 19 different products that are intended to offer alternatives to conventional treatments for symptoms associated with the aging process.

     Whitewing conducted its initial public offering in February 1996, selling 1,035,000 shares of common stock at $5.00 per share and 1,035,000 common stock purchase warrants ("Warrants") at $0.20 per Warrant, generating aggregate net proceeds of approximately $4.3 million. Two Warrants entitle the holder to purchase one share of Whitewing's common stock at a price of $7.00 per share during the three year period ending February 8, 1999, and may be redeemed by Whitewing under certain circumstances. Whitewing stock and warrants trade on the Nasdaq Small Cap Market under the symbols "WWLI" and "WWLI-W," respectively. The closing price per share of Whitewing stock was $7/8 as of March 27, 1997.

     The Company currently owns 532,459 shares of the common stock of Whitewing, representing 18.4% of the outstanding shares and has voting control over 789,709 shares of common stock or 27.3% of the outstanding shares as of December 31, 1996. R. Bruce Stewart, the Company's Chairman and Chief Financial Officer, is Chairman of the Board of Directors of Whitewing and Paul R. Ryan, the Company's President and Chief Executive Officer, is also a member of the Board of Directors of Whitewing. At December 31, 1996, the Company had made loans to Whitewing totalling $36,979, of which $26,587 was paid to the Company by Whitewing during 1997.

     Since Whitewing is a publicly traded company, information about Whitewing is publicly available. Any person seeking such information should review its reports under the Securities Exchange Act of 1934.

COMPETITION

     The Company expects to encounter competition in the area of business opportunities from other entities having similar business objectives, such as venture capital funds. Many of these potential competitors may possess greater financial, technical, human, and other resources than that of the Company.


REGULATION

     The Company is registered as an "investment advisor" with the Securities and Exchange Commission under the Investment Advisors Act of 1940, and certified as an "investment advisor" by the California Commissioner of Corporations under the California Corporate Securities Law of 1968, as amended. Accordingly, the Company is required to maintain and preserve specified books and records regarding its activities and make them available to regulatory authorities for inspection. In the event that the Company fails to comply with the rules of the regulatory bodies having jurisdiction over its activities as an investment advisor, the Company could be prohibited from continuing that portion of its operations and be subject to substantial monetary fines and penalties. The Company has an affirmative obligation of good faith and full and fair disclosure of all material facts to, as well as a duty to avoid misleading, each investment limited partnership for which the Company acts as an investment advisor. In addition, the Company is also required to provide, on an annual basis, a free brochure that provides additional information about the Company, its investment advisory services, and fees charged, and must promptly disclose any material disciplinary actions taken by federal or California regulatory authorities against the Company or any of its officers, directors or employees. The Company also is subject to regulatory prohibitions against the use of certain advertising, with special prohibitions applicable to the use of testimonials, past specific recommendations, and the use of certain charts, graphs and formulas.

     The regulatory scope of the Investment Company Act of 1940 ("Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. The Company believes that its anticipated principal activities will not subject the Company to regulation under the Investment Company Act. However, the Investment Company Act may also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. For example, should the Company obtain or retain a minority interest in another enterprise, or should more than forty percent or forty-five percent of the Company's assets consist at any time of investments in the initial or subsequent investment limited partnerships to be formed and managed by the Company, the Company could become or be deemed an investment company within the meaning of the Investment Company Act. In such event, the Company may become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, recordkeeping, voting, proxy, disclosure and other rules and regulations, all of which could incur significant registration and compliance costs. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that the Company could be classified as an "investment company."

EMPLOYEES

     The Company has a total of five full-time employees and two part-time employees. The Company believes that its future success will depend in large part on its ability to retain its key personnel, and on its ability to attract, retain, train, and motivate additional highly skilled and dedicated employees. The Company is not a party to any collective bargaining agreement.
 The Company has never experienced a work stoppage and believes that its relations with its employees are excellent. From time to time, the Company may retain independent third parties to provide services on a contract, "as needed" basis.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of the Company's plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section "Item
1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and in other places in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which the Company and the Affiliates operate, and other circumstances affecting anticipated revenues and costs. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statement.

ITEM 2.   PROPERTY

     The Company leases a 1,980 square foot office in Pasadena, California that management believes is sufficient for the Company's current needs. If needed, a large amount of additional space is available for rental on a comparable basis within a few blocks of the Company's present location.

ITEM 3.   LEGAL PROCEEDINGS

     On August 16, 1996, Ann P. Hodges, a former director of the Company, and her husband Christopher D. Hodges, filed a legal action against the Company in the United States District Court in Los Angeles entitled CHRISTOPHER D. HODGES AND ANN P. HODGES V. ACACIA RESEARCH CORPORATION AND WHITEWING LABS, INC. (CASE NO. 96-5551R (EX). The suit alleges that the Company and Whitewing breached contracts with Ann Hodges by improperly refusing to permit her to exercise an option to purchase shares of common stock of the Company and Whitewing. The Hodges seek $950,000 in damages from the Company and $106,000 in damages from Whitewing. The Company's management cannot predict with certainty the outcome of this litigation, however, the impact of an adverse outcome on the Company's financial position or results of operations may be material.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 1996 there were no matters submitted to a vote of the Company's security holders.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

RECENT MARKET PRICES

     The Company's Common Stock began trading under the symbol ACRI on the Nasdaq National Market System on July 8, 1996. Prior to the Company's listing on the Nasdaq National Market System and subsequent to June 15, 1995 when the Company's Registration Statement on Form SB-2 became effective under the Securities Act of 1933, as amended (the "Securities Act"), the Company's Common Stock traded under the same symbol in the over-the-counter market. Preceding June 15, 1995, there had been no public market for the Company's Common Stock.

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

     The high and low bid prices for the Common Stock as reported by the National Quotation Bureau, Inc. for the period of June 15, 1995 through July 5, 1996 and the Nasdaq Stock Market for the period July 8, 1996 through December 31, 1996 are as follows. Such prices are interdealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

    Fiscal Year 1996   High       Low     Fiscal Year 1995   High    Low
    ----------------   ----       ---     ----------------   ----    ---
    First Quarter     $8-3/4     $5-1/4   First Quarter       N/A    N/A
    Second Quarter    $13-3/4    $7       Second Quarter      N/A    N/A
    Third Quarter     $12-3/4    $6-5/8   Third Quarter       $10    $5-1/2
    Fourth Quarter    $11        $7-1/8   Fourth Quarter      $8     $5-1/4

     On March 27, 1997, the closing bid and asked quotations for the Common Stock were $7-1/4 and $8, respectively, per share.

     On March 27, 1997, there were approximately 425 owners of record of the Company's Common Stock. The majority of the outstanding shares of the Common Stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

SALE OF UNREGISTERED SECURITIES

In December 1996, the Company issued 8,500 warrants convertible into an equal number of warrants convertible into an equal number of shares of the Company's Common Stock in connection with financial consulting services, which transaction was exempt from registration under Section 42 of the Securities Act of 1933.

DESCRIPTION OF SECURITIES

     The Company is authorized to issue up to 10,000,000 shares of Common Stock, without par value, of which 2,078,172 shares of Common Stock have been issued and are outstanding as of March 27, 1997. Holders of the Common Stock are entitled to one vote per share on all matters to be voted on by the shareholders, and to cumulate votes in the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor.
Upon the liquidations, dissolution, or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets of the Company which are legally available for distribution, after payment of all debts and other liabilities. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of the Common Stock are, when issued and delivered, validly issued, fully paid and nonassessable.

TRANSFER AGENT AND REGISTRAR

     U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204-2991, is the Transfer Agent and Registrar for the Company's Common Stock.

DIVIDEND POLICY

     To date, the Company has not declared or paid any cash dividends with respect to its capital stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends.


ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data set forth below as of December 31, 1995 and 1996, and for the period January 25, 1993 (inception) through December 31, 1993 and the years ended December 31, 1994, 1995 and 1996, has been derived from the Company's audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including the notes thereto).

     Marketing, general and administrative expense incurred in 1996 includes a write-down of $559,250 relating to two promissory notes held by the Company, which are secured by Whitewing stock. The notes, which are currently past due, have been written down to the market value price of the collateral held by the Company as of December 31, 1996. The Company intends to collect on these notes and will take such action deemed by the Company to be necessary and appropriate to ensure that these notes do not remain outstanding for an extended period of time.

     Financial statements for 1995 and 1996 were restated to reflect the Company's auditors determination that the appropriate accounting for the Company's nonstatutory stock options and the reporting of deferred tax benefits for the difference between market value and option price require the establishment of deferred tax assets related to nonstatutory stock options only for those options for which the Company has recorded compensation expense for financial statement purposes. Prior to this determination, the Company reported the deferred tax benefit for all nonstatutory options.

     On the advice of its auditors, the Company has historically taken the position that all nonstatutory options created a deferred tax benefit. However, in accordance with current interpretations of generally accepted accounting principles, the Company's auditors have now determined that deferred tax benefits should only be recorded for those nonstatutory stock options that the Company has or will record book expense. Generally accepted accounting principles allow deferred tax assets to be recorded only on temporary differences. For most of the Company's nonstatutory stock options, a book expense will not be recorded. Therefore, these differences are permanent differences rather than temporary and do not give rise to deferred tax benefits.

     Based on this interpretation, the Company has restated its financial position to reflect the tax savings in the year that the options are exercised, and the entry will be reported as in increase to common stock and a reduction of income taxes payable. This amount of this entry may vary depending on the details of the option and when it is exercised.

     Financial statements for 1994 and 1995 were restated to reflect a change in accounting for the Company's investment in Whitewing to the equity method due to the Company's reduced ownership interest in Whitewing. The Company also accounts for its investments in CombiMatrix, Soundview Technologies, and Greenwich Information

Technologies as well as the two private investment partnerships of which the Company is a general partner on the equity method. However, financial statements for the years ended December 31, 1995 and December 31, 1996 reflect consolidation with MerkWerks Corporation. Financial statements for periods prior to the period ending December 31, 1995 were originally consolidated to include the accounts of the Company and Whitewing. These prior statements included operating revenue earned by the Company from the sale of health care products by Whitewing. Prior to this restatement, sales for the Company were reported as $455,359 in 1994, as compared to no revenues from this source reported in 1994 in the restated financial statements.

STATEMENT OF OPERATIONS DATA: For the years ended December 31, 1996, 1995, 1994, and the period ended 1993

                                                             1996         1995          1994          1993
                                                          ----------------------------------------------------
Revenues
   Gains on sales of securities, net                      $  876,499   $3,194,241    $        0    $        0
   Unrealized gain attributable to issuance of
     common stock                                          1,066,408            0             0             0
   Equity in earnings of investments                         262,737      271,023      (137,782)     (276,465)
   Management fees                                         1,458,078        2,880             0             0
   Interest income                                           102,334       49,567        37,502         8,215
                                                          ----------   ----------    ----------    ----------
   Total revenue                                          $3,240,582   $3,517,711    $ (100,280)   $ (268,250)

Marketing, general and administrative                      2,219,617    1,399,042       724,156       597,848
                                                          ----------   ----------    ----------    ----------
Income(loss) before minority interest and taxes            1,020,965    2,118,669      (824,436)     (866,098)

Minority interest in net loss of consolidated subsidiary     (10,796)        (459)            0             0
                                                          ----------   ----------    ----------    ----------
Income (loss) before provision for taxes                   1,031,761    2,119,128      (824,436)     (866,098)

Provision for Income Taxes                                   605,341      287,817         3,541         1,486
                                                          ----------   ----------    ----------    ----------
Net Income (Loss)                                         $  426,420   $1,831,311    $ (827,977)   $ (867,584)
                                                          ----------   ----------    ----------    ----------
                                                          ----------   ----------    ----------    ----------
Earnings(loss) per common share
   Fully diluted                                             $0.16        $0.72        ($0.35)       ($0.44)
Weighted average shares outstanding
   Fully diluted                                           2,680,433    2,558,647     2,357,050     1,991,000


BALANCE SHEET DATA:  December 31, 1996 and 1995
                                                      1996             1995
                                                  -----------------------------
Total Assets                                      $  5,377,770    $   3,843,954

Total Liabilities                                      822,358          357,979

Minority interest                                            0           10,796

Stockholders' equity                                 4,555,412        3,475,179

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

     The Company's financial condition and results of operations can only be understood with reference to the Company's business and ongoing activities. The Company engages in two main lines of business: investment advisory services, which includes the Company acting as an investment advisor to domestic and offshore private investment funds, and investing in and developing start-up business ventures. Although the Company has relied upon the sale of equity securities to generate the capital needed to finance the implementation of its plan of operations, the Company's strategy is to retain the majority of its interests in its current holdings, and possibly acquire additional interests in such holdings. The Company is currently focussed on the development of its various business enterprises to establish operations and promote growth and cash flow in each enterprise.

     In the following discussion and analysis, the period to period comparisons must be viewed in light of the impact that the Company's acquisition and disposition of securities of its various business interests has had on the Company's financial condition and results of operations. In fiscal 1995, the Company's financial condition and results of operations were dominated by the Company's activities relating primarily to the sale of a portion of its holdings in Whitewing, and to a lesser extent the formation of and sale of shares in MerkWerks. In fiscal 1996, the Company's financial condition and results of operations were dominated primarily by the Company's activities relating to the acquisition of CombiMatrix, Soundview Technologies, and Greenwich Information Technologies as well as the impact of the initial public offering of Whitewing and to a lesser extent the sale of a portion of the Company's interests in these acquisitions. In addition, in fiscal 1996, the Company expended significant resources developing and expanding its investment advisory services.

     As a result of the impact of each of these activities that the Company has undertaken and will continue to undertake, the Company's results of operations are volatile and do not fall into repeatable patterns.
Consequently, past performance is not necessarily indicative of future performance.

RESULTS OF OPERATIONS

     During fiscal year 1996, the Company expanded its assets by securing significant positions in CombiMatrix, Soundview Technologies, and Greenwich Information Technologies LLC as well as becoming the investment advisor to an additional private investment partnership and two offshore private investment corporations. The Company is currently concentrating on establishing operations in each of these new enterprises as well as the further development of its existing holdings, which include MerkWerks, Whitewing, its other private investment partnership,and its investment advisory services in general.

REVENUES

1996 COMPARED TO 1995

     The Company reported revenues of $3,240,582 for the year ended December 31, 1996, a decrease of $277,129, over revenues of $3,517,711 for the year ended December 31, 1995. During 1995, the Company generated significant operating revenue by selling part of its stake in two of its holdings, Whitewing and MerkWerks. During 1996, the Company sold a smaller portion of its assets, focusing instead on the development of its various business interests.
During 1995, the Company sold a larger portion of its holdings primarily to raise the capital necessary to acquire interests in new companies, thereby increasing and diversifying its holdings, as well as provide working capital for ongoing operations. Until the Company generates sufficient revenue from operations of its various business concerns, the Company, from time to time, may sell a portion of its equity interests when that interest has appreciated to a value that management believes is prudent and market conditions are favorable. However, the Company intends to retain significant interests in its current and future holdings. The Company intends to continue to concentrate on development of its existing holdings in the foreseeable future while preserving, and possibly increasing, its positions in such holdings.

          GAINS ON SALES OF SECURITIES, NET. During the year ended December 31, 1996, the Company increased its asset base by acquiring interests in three new companies, CombiMatrix, Soundview Technologies, and Greenwich Information Technologies. Although the Company sold a limited amount of its interests in these companies, the Company continues to maintain significant equity positions in each. Net gains on sales of securities decreased from $3,194,241 for the year ended December 31, 1995 to $876,499 for the year ended December

          31, 1996, which represents a decrease of $2,317,742 or 72.6%. Such gain for the year ended December 31, 1996 is comprised primarily of gains on sales of shares of CombiMatrix of $618,758, and, to a lesser extent, of gains on sales of shares of MerkWerks of $119,551, losses on sales of shares of Soundview Technologies of $10,000, and gains in sales of membership interests in Greenwich Information Technologies of $148,190. The year earlier gain of $3,194,241 represented a gain of $2,716,216 from sales of approximately 51% of the Company's holding in Whitewing and a gain of $478,025 from the sale of approximately 25% of the Company's holding in MerkWerks. Following Whitewing's initial public offering, the Company was prohibited from selling shares of Whitewing without the consent of the managing underwriter, Cohig & Associates, Inc. Furthermore, the timing and extent of any sales of securities are subject to substantial fluctuation from quarter to quarter.

          UNREALIZED GAIN ATTRIBUTABLE ON ISSUANCE OF COMMON STOCK BY AFFILIATE. In February 1996, shares of Whitewing were sold in an initial public offering. This initial public offering of shares reduced the Company's ownership interest in Whitewing from 38.3% to 18.4%. As a result of this offering, under generally accepted accounting principles, the Company reported an unrealized gain of $1,066,408, representing an increase in the book value of the shares of Whitewing that the Company retained following the initial public offering. Consequently, the Company currently accounts for its investment in Whitewing under the equity method of accounting. Management does not anticipate recognizing any similar gain in relation to shares of Whitewing, however, the Company does anticipate future gains of this nature with respect to other subsidiaries should they become publicly offered entities.

          EQUITY IN EARNINGS OF INVESTMENTS. The Company reported losses attributable to equity in earnings of investments of $262,737 for the year ended December 31, 1996, compared to revenues of $271,023 for the year-earlier period. Such losses for the year ended December 31, 1996 are comprised of a gain of $182,980 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss from the Company's share of net losses of CombiMatrix of $87,357, a loss of the Company's share of net losses in Greenwich Information Technologies of $46,120, and a loss of $312,240 from the Company's investment in Whitewing, as determined by the equity method of accounting.

          MANAGEMENT FEES. For the year ended December 31, 1996, management fee income increased to $1,458,078 over management fee income of $2,880 generated during the year ended in 1995. Of the total of $1,458,078 in management fees earned for fiscal year 1996, $1,400,000 was paid to the Company by Soundview Technologies through the issuance of 1,400,000 shares of Soundview Technologies' common stock to the Company for providing management and consulting services, including assisting Soundview Technologies in raising $1,000,000 through the sale of Soundview Technologies' common stock at $1.00 per share. At December 31, 1996, the Company retained 1,233,000 of these shares.

          The balance of approximately $58,000 of management and performance fee income recorded during the year ended December 31, 1996 was derived from four investment funds managed by the Company. While the Company is entitled to receive quarterly management fees based on the amount of assets under management in each of these funds, the Company does not receive performance fees until a particular fund has been in operation for a twelve month period. In the case of the private investment partnerships, performance fees are not earned until the first anniversary of each limited partner's initial investment date. After such anniversary date, performance fees are earned at the end of each fiscal year. Two of the funds to which the Company is the investment advisor have been managed by the Company during the full twelve month period in 1996. The third fund and fourth fund were formed in April 1996 and June 1996, respectively and, therefore, have generated limited management fees and no performance fees during the year ended December 31, 1996.

          The Company may share management fees or direct a certain amount of brokerage to a broker in return for the broker's referral of prospective clients in relation to its investment advisory business. The Company may also employ consultants to whom it will pay cash or a portion of the advisory fees paid by clients referred to the Company by such consultant. The Company entered into a distribution agreement with an international group during the fiscal year 1996. As part of this agreement, the Company will retain all management fees, but will share performance fees earned in those funds managed by the Company to which the group provides its services.

1995 COMPARED TO 1994

     The Company reported revenues of $3,517,711 in the year ended December 31, 1995 as compared to reported negative total revenues of $100,280 in the year ended December 31, 1994. The Company's sole asset in fiscal year 1994 was its holdings in Whitewing. During 1995, the Company became a general partner in its first private investment partnership as well as formed and capitalized MerkWerks.

          GAINS ON SALES OF SECURITIES, NET. Net gains on sales of securities increased from no revenue for the year ended December 31, 1994 to $3,194,241 for the year ended December 31, 1995. Such gain for the year ended December 31, 1995 is comprised primarily of gains on sales of shares of Whitewing, and, to a lesser extent, of gains on sales of shares of MerkWerks.

          EQUITY IN EARNINGS OF INVESTMENTS. The Company reported gains attributable to equity in earnings of investments of $271,023 for the year ended December 31, 1995, compared to a loss of $137,782 for the year-earlier period. Such gains for the period ended December 31, 1995 are comprised of a gain of $71,023 on the Company's capital investment as a general partner in its private investment partnership as well as a gain of $200,000 for the Company's investment in Whitewing Labs, as determined by the equity method of accounting. Such losses for the period ended December 31, 1994 are comprised of a loss of the Company's share of net losses in Whitewing, as determined by the equity method of accounting.

          MANAGEMENT FEES. For the year ended December 31, 1996, management fee income increased to $2,880 over no such revenue reported for the year ended December 31, 1994. The Company derived management fees in the year ended December 31, 1995 from the single investment fund managed by the Company at that time. As this fund was established in early 1995 and had not operated for the required twelve months for the Company to earn performance fees, no such fees were earned in 1995.


EXPENSES

1996 COMPARED TO 1995

     Marketing, general and administrative expenses increased from $1,399,042 for the year ended December 31, 1995 to $2,219,617 for the year ended December 31, 1996. Expenses incurred in 1996 includes a write-down of $559,250 relating to two promissory notes held by the Company, which are secured by Whitewing stock. The notes, which are currently past due, have been written down to the market value price of the collateral held by the Company as of December 31, 1996. The Company intends to collect on these notes and will take such action deemed by the Company to be necessary and appropriate to ensure that these notes do not remain outstanding for an extended period of time.

     Actual marketing, general and administrative expenses incurred in 1996, less the write down, were $1,660,367, which represents and increase over 1995 expenses of 18.7%. This increase is primarily due to increased costs of operating a public company as well as those costs incurred in the acquisition of additional business ventures and the further development of the Company's investment advisory services, including additional accounting legal, printing, and other professional costs, which were not incurred in 1995. Salary expenses increased approximately $95,000 in 1996 primarily due to increases in two officers' salaries and an increase in personnel. Although, in general, the Company has experienced increased costs since becoming a public company, the Company did not incur certain expenses associated with the raising of capital, which has occurred in previous years.


1995 COMPARED TO 1994

     Marketing, general and administrative expenses increased from $724,156 for the year ended December 31, 1994 to $1,399,042 for the year ended December 31, 1995. This increase is primarily due to increased costs of operating a public company including additional accounting legal, printing and other professional costs which were not incurred in 1994.

PROVISION FOR INCOME TAXES AND NET INCOME

     In reviewing the appropriate accounting for the Company's nonstatutory stock options and the reporting of deferred tax benefits for the difference between market value and option price, the Company's auditors have determined that generally accepted accounting principles require the establishment of deferred tax assets related to nonstatutory stock options only for those options for which the Company has recorded compensation expense for financial statement purposes. Prior to this determination, the Company reported the deferred tax benefit for all nonstatutory options.

     On the advice of its auditors, the Company has historically taken the position that all nonstatutory options created a deferred tax benefit. However, in accordance with current interpretations of generally accepted accounting principles, the Company's auditors have now determined that deferred tax benefits should only be recorded for those nonstatutory stock options that the Company has or will record book expense. Generally accepted accounting principles allow deferred tax assets to be recorded only on temporary differences. For most of the Company's nonstatutory stock options, a book expense will not be recorded. Therefore, these differences are permanent differences rather than temporary and do not give rise to deferred tax benefits.

     Based on this interpretation, the Company has restated its financial position to reflect the tax savings in the year that the options are exercised, and the entry will be reported as in increase to common stock and a reduction of income taxes payable. This amount of this entry may vary depending on the details of the option and when it is exercised.

1996 COMPARED TO 1995

     For the year ended December 31, 1996, the Company recorded an income tax provision of $605,341, as compared to an income tax provision of $287,817 for the same period in fiscal 1995. This increase is primarily due to the deferred tax liability associated with the unrealized gain on the issuance of Whitewing stock and amounts currently payable that are associated with the management fee earned by the Company for its management and consulting services to Soundview Technologies. Prior to the restatement, the Company reported an income tax provision of $55,756 for the 1995 fiscal year.

     Net income for 1996 was $426,420, compared to $1,831,311 in 1995. This decrease is primarily attributable to the Company's decision to limit the sale of securities held in its emerging companies. Net income for fiscal year 1995 was reported as $2,063,372 prior to the restatement.

1995 COMPARED TO 1994

     For the year ended December 31, 1994, the Company recorded an income tax provision of $3,541 as compared to an income tax provision of $287,817 for the same period in fiscal 1995. The difference is attributable to the lack of revenue during the year ended December 31, 1994 versus revenue generated during the year ended December 31, 1995.

     Net income in 1995 was $1,831,311, compared to a net loss of $827,977 in 1994. This difference is again attributable to the lack of revenue during 1994.

     The reported provision for income tax and net income reported in 1994 were unaffected by the restatement.

INFLATION

     Inflation has not had a significant impact on the Company.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities in 1996 was $1,528,152, compared with $1,496,657 in 1995, and $695,590 in 1994. Growth in working capital requirements in all three years reflected the Company's increased business activities. During 1996, the Company's emphasis was on the acquisition and development of new business enterprises. The Company invested a total of $3,000,000 in 1996 in three additional start-up ventures as well as purchased an interest in a new private investment partnership of which the Company is a general partner. During 1995, the Company invested a total of $750,000 in the acquisition of one start-up venture and became the general partner of its first private investment partnership in which it purchased an interest. Activities related to the disposition of securities decreased from proceeds of $3,205,496 from such sales in 1995 to proceeds of $2,049,051 in 1996. Overall net cash used by investing activities was $290,521 in 1996, compared to net cash provided by investing activities of $707,328 in 1995 and $19,477 in 1994.

     As of December 31, 1996, the Company had cash and cash equivalents of $176,251, working capital of $1,276,678, and a ratio of current assets to current liabilities of 3.0 to 1. As of December 31, 1996, the Company had issued a short-term non-interest bearing note with a balance of $552,500 in connection with the investment by the Company in Greenwich Information Technologies LLC. Subsequent to a payment in the amount of $27,500 by the Company to Greenwich, the Company issued a Promissory Note in the principal amount of $525,000, whereby the Company will make payments to Greenwich Information Technologies of a minimum of $25,000 each month from February 1, 1997 through July 1, 1997, $50,000 each month from August 1, 1997 to December 1, 1997, and pay the outstanding principal plus any accrued and unpaid interest by December 31, 1997. The Note bears a simple interest rate of 6.5% per annum.
The Company also executed a Pledge Agreement in connection with the Promissory Note whereby the Company pledged a portion of its membership interest in Greenwich Information Technologies, while retaining voting and distribution rights to such membership interest, in order to secure the Company's obligations under the Promissory Note. Should the Company default on the Promissory Note, the Company could lose a substantial portion of its membership interest. As of March 28, 1997, the Company has paid $75,000 towards the note and has a principal balance owing of $450,000.

     The Company invested a total of $950,000 in the two private investment partnerships of which it is a general partner during 1995 and 1996. The Company withdrew a total of $600,000 from these partnerships in 1996. As of December 31, 1996, subsequent to these withdrawals, the value of the Company's partnership interests is approximately $625,000.

     The Company anticipates that although revenues from operations, together with working capital reserves may provide necessary funds for its operating expenses in the foreseeable future, the Company may also seek additional financing to fund these expenses as well as new business opportunities. In addition, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt, or other external financing and there can be no assurance that additional funding, if necessary, will be available on favorable terms, if at all. Moreover, the development and expansion of the Company's business could place significant demands on the Company's infrastructure, and may require the Company to hire additional personnel, to implement additional operating and financial controls, install additional reporting and management information systems, and otherwise improve and expand the Company's business.
 The Company's future operating results will depend on management's ability to manage future growth, and there can be no assurance that efforts to manage future growth will be successful.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

     The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than April 22, 1997.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than April 22, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than April 22, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the registrant's definitive proxy statement to be filed with the Commission not later than April 22, 1997.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1,2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                                                                           Page
                                                                           ----
               Independent Auditor's Report...............................  F-1

               Consolidated Balance Sheets as of December 31,
                1996 and 1995.............................................  F-2

               Consolidated Statements of Operations for the Years
                Ended December 31, 1996, 1995, and 1994...................  F-3

               Consolidated Statements of Stockholders' Equity for
                the Years Ended December 31, 1996, 1995 and 1994..........  F-4

               Consolidated Statements of Cash Flows, for the Years
                Ended December 31, 1996, 1995 and 1994....................  F-5

               Notes to Consolidated Financial Statements.................  F-6

          3.   EXHIBITS.  The following exhibits are either filed herewith or incorporated herein by reference.

               3.1  Articles of Incorporation, as amended*
               3.2  Amended and Restated Bylaws**
               10.1 Lease of Company's Executive Offices at 12 South Raymond
                     Avenue, Pasadena, California 91105*
               10.2 Company's 1993 Stock Option Plan*
               10.3 Form of Stock Option Agreement*
               10.4 Company's 1996 Stock Option Plan***
               10.5 Letter Agreement between Acacia Research Corporation and
                     Greenwich Information Technologies regarding attached
                      Promissory Note and Pledge Agreement
               21.  Subsidiaries

               * Incorporated by reference from the Company's Registration Statement on Form SB-2 (33-87368-L.A.), which became effective under the Securities Act of 1933, as amended, on June 15, 1995
              **  Incorporated by reference from the Company's Quarterly
                  Report on Form 10-Q filed on August 14, 1996
             *** Incorporated by reference from the Company's Registration Statement on Form S-8 filed on February 21, 1997

     (b)  REPORTS ON FORM 8-K.  None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:    March 29, 1997
                                       -------------------------



                                       /s/ Paul R. Ryan
                                       -------------------------
                                       Paul R. Ryan
                                       Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                 TITLE                              DATE



  /s/ R. Bruce Stewart                Chairman of the Board of Directors,         March 29, 1997
---------------------------------           Chief Financial Officer
R. Bruce Stewart                  (Principal Financial and Accounting Officer)



  /s/ Paul R. Ryan                   Chief Executive Officer and President        March 29, 1997
---------------------------------         (Principal Executive Officer)
Paul R. Ryan



  /s/ Kathryn King-Van Wie           Chief Operating Officer and Secretary        March 29, 1997
----------------------------------
Kathryn King Van-Wie



  /s/ Brooke P. Anderson                            Director                      March 29, 1997
----------------------------------
Brooke P. Anderson, Ph.D.



 /s/ Fred A. de Boom                                Director                      March 29, 1997
----------------------------------
Fred A. de Boom



 /s/ Edward W. Frykman                              Director                      March 29, 1997
----------------------------------
Edward W. Frykman

                                Finocchiaro & Co.
                            Certified Public Accountant
                       150 East Colorado Boulevard, Suite 201
                                 Pasadena, CA  91105
                   Telephone (818)449-6300  Telecopier (818)449-6299


                           INDEPENDENT AUDITOR'S REPORT


To the Stockholders and the Board of Directors
Acacia Research Corporation

We have audited the accompanying consolidated balance sheets of Acacia Research Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of Acacia Research Corporation's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opnion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acacia Research Corporation as of December 31, 1996 and 1995, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, and as required by generally accepted accounting principles, Acacia Research Corporation has restated its financial statements for the years ended December 31, 1995 and 1994, to reflect a change in its accounting for deferred tax benefits and its investment in Whitewing Labs, Inc. to the equity method.


/s/ Finocchiarro & Co.

Pasadena, California
March 28, 1997

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31, 1996 and 1995

                                         December 31, 1996    December 31, 1995
                                         -----------------    -----------------
ASSETS
Current Assets
  Cash and cash equivalents                 $  176,251           $  788,611
  Distributions receivable                     400,000                    0
  Notes receivable                             820,500            1,846,000
  Receivables from affiliates                   52,592              176,885
  Other receivables                            295,278               74,994
  Prepaid expenses                             160,640               12,948
  Deferred tax benefit                             272               15,820
                                         -----------------    -----------------
      Total current assets                   1,905,533            2,915,258

  Equipment, furniture, and fixtures           116,658               63,569

Other assets
  Equity in unconsolidated subsidiaries,
     at equity                               1,494,671                    0
  Investment in unconsolidated subsidary,
     at cost                                 1,233,000                    0
  Partnership interests, at equity             625,405              821,023
  Deferred tax benefit                               0               40,463
  Organization costs, net of accumulated
     amortization of $3,183 and $2,045           2,503                3,641
                                         -----------------    -----------------
      Total Assets                          $5,377,770           $3,843,954
                                         -----------------    -----------------
                                         -----------------    -----------------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses     $   76,355           $  129,066
  Deficit interest in unconsolidated
      subsidiary, at equity                          0              114,247
  Income taxes payable                               0              110,471
  Note payable                                 552,500                    0
                                         -----------------    -----------------
      Total current liabilities                628,855              353,784

  Deferred tax liability                       193,503                4,195
                                         -----------------    -----------------
      Total liabilities                        822,358              357,979

Commitments and contingencies

Minority interest                                    0               10,796

Stockholders' equity
  Common stock, no par value, 10,000,000
     shares authorized, 1,970,672 shares
     in 1996 and 1,862,672 shares in 1995
     issued and outstanding                  4,081,993            3,547,680
  Retained earnings                            562,171              135,751
  Less stock subscription receivable           (88,752)            (208,252)
                                         -----------------    -----------------
      Total stockholders' equity             4,555,412            3,475,179
                                         -----------------    -----------------
  Total Liabilities and Stockholders'
     Equity                                 $5,377,770           $3,843,954
                                         -----------------    -----------------
                                         -----------------    -----------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 1996, 1995 and 1994


                                                           1996            1995           1994
                                                        ----------      ----------     ----------
Revenues
  Gains on sales of securities, net                     $  876,499      $3,194,241     $      0
  Gain on issuance of stock by equity investee           1,066,408               0            0
  Equity in earnings of investments                       (262,737)        271,023     (137,782)
  Management fees                                        1,458,078           2,880            0
  Interest income                                          102,334          49,567       37,502
                                                        ----------      ----------     ----------
  Total revenues                                         3,240,582       3,517,711     (100,280)

Marketing, general, and administrative                   2,219,617       1,399,042      724,156
                                                        ----------      ----------     ----------
Income (loss) before minority interest and taxes         1,020,965       2,118,669     (824,436)

Minority interest in net loss of consolidated subsidiary   (10,796)           (459)           0
                                                        ----------      ----------     ----------
Income (loss) before provision for income taxes          1,031,761       2,119,128     (824,436)

Provision (benefit) for income taxes                       605,341         287,817        3,541
                                                        ----------      ----------     ----------
Net income (loss)                                       $  426,420      $1,831,311    ($827,977)
                                                        ----------      ----------     ----------
                                                        ----------      ----------     ----------
Earnings per common share
  Primary                                                    $0.16           $0.72       ($0.35)
  Fully diluted                                              $0.16           $0.72       ($0.35)

Weighted average shares outstanding
  Primary                                                2,680,433       2,558,647    2,357,050
  Fully diluted                                          2,680,433       2,558,647    2,357,050


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 1996, 1995 and 1994

                                                    Common           Common           Retained             Stock
                                                    Shares           Stock       Earnings (Deficit)    Subscriptions        Total
                                                  ----------       ---------     -----------------     -------------      ----------
1994
Stockholders' equity at December 31, 1993         1,441,000        $1,647,608       ($867,584)           $                $780,024
Net Loss                                                                             (827,977)                            (827,977)
Common stock issued                                 136,825           547,300                                              547,300
Issuance costs                                                        (97,399)                                             (97,399)
Common stock issued for stock subscriptions          25,000            50,000                              (50,000)              0
Compensation expense relating to stock options                         25,000                                               25,000
                                                  ----------       ----------    -----------------     -------------      ----------
Stockholders' equity at December 31, 1994         1,602,825         2,172,509      (1,695,561)             (50,000)        426,948

1995
Net income                                                                          1,831,312                            1,831,312
Common stock issued                                 136,180           817,082                                              817,082
Issuance costs                                                       (167,974)                                            (167,974)
Stock options exercised                              74,500           183,375                                              183,375
Common stock issued for stock subscriptions          16,167            97,002                              (97,002)              0
Stock options exercised for stock subscriptions      33,000            61,250                              (61,250)              0
Tax benefit from nonstatutory stock options                           232,061                                              232,061
Compensation expense relating to stock options                        142,375                                              142,375
Stock warrants issued                                                  10,000                                               10,000
                                                  ----------       ----------    -----------------     -------------    ----------
Stockholders' equity at December 31, 1995         1,862,672         3,547,680         135,751             (208,252)      3,475,179

1996
Net income                                                                            426,420                              426,420
Stock options exercised                             108,000           215,500                                              215,500
Cash received for stock subscriptions                                                                      119,500         119,500
Tax benefit from nonstatutory stock options                           318,813                                              318,813
                                                  ----------       ----------    -----------------     -------------    ----------
Stockholders' equity at December 31, 1996         1,970,672        $4,081,993        $562,171             $(88,752)     $4,555,412
                                                  ----------       ----------    -----------------     -------------    ----------
                                                  ----------       ----------    -----------------     -------------    ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1996, 1995 and 1994


                                                          1996             1995             1994
                                                    -------------     -------------     ------------
Cash flows from operating activities:
Net income (loss)                                    $  426,420       $  1,831,311      $  (827,977)
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                        22,412              9,681            6,517
    Deferred taxes                                      245,319            (54,715)           1,941
    Undistributed (earnings) loss of affiliate          262,737           (271,023)         137,782
    Gain on sales of securities                        (876,499)        (3,194,241)               0
    Minority interest in net loss                       (10,796)              (459)               0
    Gain on issuance of stock by equity investee     (1,066,408)                 0                0
    Unrealized gain on trading securities                     0                  0           (1,505)
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable,
      prepaid expenses, and other assets               (368,154)           (14,782)         (33,397)
    Increase (decrease) in accounts payable,
      accrued expenses, income taxes payable,
      and other liabilities                            (163,183)           197,571           21,049
                                                    -------------     -------------     ------------
    Net cash used by operating activities            (1,528,152)        (1,496,657)        (695,590)

Cash flows from investing activities:
    Purchase of equity investments                   (3,000,000)          (750,000)               0
    Proceeds from sales of securities                 2,049,051          3,205,496                0
    Payment received on advances to affiliate           536,862            200,000                0
    Advances to affiliates                             (429,665)           (62,638)         (40,000)
    Advance to officers                                       0                  0           73,447
    Distributions receivable                           (400,000)                 0                0
    Notes receivable                                          0         (1,846,000)               0
    Payments received and write-off on notes
      receivable                                      1,025,500                  0                0
    Capitalized expenditures                            (72,269)           (39,530)         (13,970)
                                                    -------------     -------------     ------------
    Net cash provided (used) by investing
      activities                                       (290,521)           707,328           19,477

Cash flows from financing activities:
    Proceeds from note payable                          800,000                  0                0
    Payments on note payable                           (247,500)                 0                0
    Proceeds from line of credit                              0          2,000,000                0
    Payments of line of credit                                0         (2,000,000)               0
    Tax benefit from nonstatutory stock options         318,813            232,061                0
    Compensation from stock options                           0            142,375           25,000
    Issuance costs                                            0           (167,974)         (97,399)
    Proceeds from sale of common stock                  335,000          1,010,457          672,300
                                                    -------------     -------------     ------------
    Net cash provided by financing activities         1,206,313          1,216,919          599,901
                                                    -------------     -------------     ------------
Increase (decrease) in cash and cash equivalents       (612,362)           427,590          (76,212)

Cash and cash equivalents, beginning                    788,611            361,021          437,233
                                                    -------------     -------------     ------------
Cash and cash equivalents, ending                    $  176,251         $  788,611      $   361,021
                                                    -------------     -------------     ------------
                                                    -------------     -------------     ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

     Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the laws of the state of California. The Company provides investment advisory services, and also provides management services to and makes direct investments in new emerging corporations. The Company has significant economic interests in five companies that it has formed and takes an active role in each company's growth and advancement. These companies are: Whitewing Labs, Inc., MerkWerks Corporation, CombiMatrix Corporation, Soundview Technologies Incorporated, and Greenwich
     Information Technologies LLC. In addition, as a registered investment advisor, the Company is a general partner in two private investment partnerships and is an investment advisor to two offshore investment corporations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements for the year ended December 31, 1996 and 1995 include the accounts of the Company and its 70% owned subsidiary, MerkWerks Corporation, a business developed by the Company. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which the Company maintains an ownership interest of 20% to 50%, or exercises significant influence over operating and financial policies, are accounted for under the equity method. The equity method is also used to account for the investment in companies which the Company's controlling interest is considered to be temporary (See Note
     6). The cost method is used where the Company maintains ownership interest of greater than 5% and less than 20%, and does not exercise significant influence over the investment.

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

     NET INCOME (LOSS) PER SHARE - Earnings (loss) per share has been computed based upon the weighted average number of shares actually outstanding plus the shares that would be outstanding assuming conversion of common stock options and warrants, which are considered to be common stock equivalents using the treasury stock method. Weighted average shares outstanding for all years presented include those shares and options considered to be "cheap stock" pursuant to SEC rules.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     PRESENTATION - For financial statement reporting purposes certain reclassifications of prior years' balances have been made to conform to the 1996 presentation.

     RESTATEMENT OF PRIOR PERIODS - Financial statements for the period ended December 31, 1994 were restated to reflect the change in accounting for the Company's investment in Whitewing Labs, Inc. to the equity method of accounting. The Company's ownership interest was reduced, through sales of the Company's holdings in the investment and additional stock issued by Whitewing Labs, Inc. during 1995, from 100% of common equity to 38% while maintaining an overall voting interest of 55% as of December 31, 1995. Whitewing Labs, Inc. completed a public offering of common stock in February of 1996 further reducing the Company's control of its affiliate. As a result of these transactions, the Company has restated the prior period financial statements to reflect the accounting for its investment in Whitewing Labs, Inc. on the equity method in accordance with generally accepted accounting principles. This restatement reduced the net loss per common share for the year ended December 31, 1994 from $0.39 per share to $0.35 per share.

     The December 31, 1995 financial statements reflect a restatement for the accounting for the tax benefits of nonstatutory stock options. As a result of these changes, net income for 1995 decreased by $232,061 and decreased earnings per share from $0.81 to $0.72.


3.   EQUIPMENT, FURNITURE, AND FIXTURES

     Equipment, furniture, and fixtures consist of the following at December 31, 1996 and December 31, 1995:

                                                         1996            1995
                                                     ---------       ---------
         Computer equipment                          $  79,374       $  45,730
         Furniture and fixtures                         73,786          34,260
                                                     ---------       ---------
                                                        153,160         79,990
         Accumulated depreciation                      (36,502)       (16,421)
                                                     ---------       ---------

         Total Equipment, Furniture, and Fixtures    $ 116,658       $ 63,569
                                                     ---------       ---------
                                                     ---------       ---------

     Depreciation expense for the years ended December 31, 1996 and 1995 was $21,277 and $8,887, respectively.


4.   COMMITMENTS AND CONTINGENCIES

     LEASE OBLIGATIONS - As of December 31, 1996, the equipment, furniture, and fixtures account included assets in the amount of $9,531 financed by capital lease agreements which will expire in 1999 and 2000. Accumulated depreciation includes approximately $1,900 of amortization related to assets financed by capital lease agreements. The amortization of assets under capital lease agreements has been included in depreciation expense.

     The Company leases office facilities under operating leases through December 1998, with options to renew the leases at a rate determined by the Consumer Price Index at the time of renewal. The Company's current minimum monthly lease payment is $3,006. Rent expense for the years ended December 31, 1996 and 1995 were approximately $38,300 and $29,000, respectively.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   COMMITMENTS AND CONTINGENCIES (continued)

     At December 31, 1996, the future minimum lease payments for capital and operating leases equalled the following:

                                     CAPITAL            OPERATING
                                  ----------           ----------
       1997                            3,417              36,072
       1998                            3,417              36,072
       1999                            3,023              -
       2000                              793              -
                                  ----------           ----------
       Totals                         10,646              72,144
       Less interest portion         (2,653)              -
                                  ----------           ----------
       Minimum lease payments     $    7,993           $  72,144
                                  ----------           ----------
                                  ----------           ----------

     LITIGATION - The Company has been named in a lawsuit filed by a former director and employee for alleged breach of contract. The suit asks for damages totalling $950,000. The Company's management cannot predict with certainty the outcome of this litigation, however, the impact of an adverse outcome on the Company's financial position or results of operations may be material.

5.   STOCK OPTIONS AND WARRANTS

     During 1993, the Company adopted a stock option plan (the "1993 Plan") which authorizes the granting of both options intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986 ("Incentive Stock Options") and stock options that are not intended to so qualify ("Nonstatutory Options") to officers, directors, employees, consultants, and others expected to provide significant services to the Company or its subsidiaries. The 1993 Plan, which covers an aggregate of 1,000,000 shares of common stock, was approved by the Board of Directors in October 1993. The Company has reserved 1,000,000 shares of common stock in connection with the 1993 Plan. Under the terms of the 1993 Plan, options may be exercised upon terms approved by the Board of Directors of the Company, and expire at a maximum of ten years from the date of grant. Incentive Stock Options are granted at prices equal to or greater than fair market value at the date of grant. Nonstatutory Stock Options are generally granted at prices equal to or greater than 85% of the fair market value at the date of grant. At December 31, 1996, all shares available for grant under the 1993 Plan had been granted, and at December 31, 1995, there were 1,775 shares reserved for future grants of common stock options.

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

     During April of 1996, the Board of Directors adopted the Acacia 1996 Stock Option Plan (the "1996 Plan"), which was approved by the shareholders in May of 1996. The Company has reserved 250,000 shares of common stock for issuance under the 1996 Plan. The 1996 Plan provides for the grant of Nonqualified Stock Options and Incentive Stock Options to key employees including officers of the Company and its subsidiaries and certain other individuals. The 1996 Plan also provides for the automatic grant of Nonqualified Stock Options to non-employee directors upon initial election to the Board of Directors and thereafter on an annual basis under the Non-Employee Director Program. These options are generally exercisable six months to one year after grant, and expire five years after grant for directors or up to ten years after grant for key employees. At December 31, 1996, options to purchase 35,000 shares of common stock had been issued under the 1996 Plan with 215,000 shares reserved for further grants of options.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   STOCK OPTIONS AND WARRANTS (continued)

     During 1996 the Company also granted 20,000 options at $5.38 per share that were granted outside the 1993 and 1996 Plans. These options expire in March 2001. As of December 31, 1996 and 1995, there were 215,000 and 1,775 shares reserved for grants of common stock options.

     The following is a summary of common stock options:

                                                                       WEIGHTED
                                            SHARES         PRICES       AVERAGE
                                         ----------      -----------    -------
     1994
     Balance at December 31, 1993           550,000      $1.50-$2.00      $1.59
     Options granted                        259,225      $1.50-$4.40      $2.05
                                         ----------      -----------     ------
     1995
     Balance at December 31, 1994           809,225      $1.50-$4.40      $1.74
     Options granted                        294,000      $1.50-$5.25      $4.80
     Options exercised                     (107,500)     $1.50-$5.25      $2.28
     Options canceled                      (105,000)           $2.00      $2.00
                                         ----------      -----------     ------
     1996
     Balance at December 31, 1995           890,725      $1.50-$5.25      $2.66
     Options granted                        421,775     $4.38-$10.50      $6.28
     Options exercised                     (108,000)     $1.50-$5.25      $2.00
     Options canceled                       (10,000)           $5.00      $5.00
                                         ----------      -----------     ------
     Balance at December 31, 1996         1,194,500     $1.50-$10.50      $3.98
                                         ----------      -----------     ------
                                         ----------      -----------     ------
     Exercisable at December 31, 1996    $  712,500      $1.50-$5.75      $2.50
                                         ----------      -----------     ------
                                         ----------      -----------     ------


       In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. This pronouncement establishes the accounting and reporting requirements using a fair value method of accounting for stock-based compensation plans. Under the new standard, the Company may either adopt the new fair value-based measurement method or continue to use the intrinsic value-based measurement method for stock-based compensation and provide proforma disclosures of net income and earnings per share as if the measurement provisions of the pronouncement had been adopted. The Company has adopted only the disclosure requirements of SFAS No. 123; therefore, the adoption will have no effect on the Company's consolidated net earnings or cash flows.

       Had compensation expense related to stock options been reported in accordance with SFAS No. 123 the Company's net income and earnings per share would have been reduced to the pro forma amounts below:

                                                        1996         1995
                                                      --------    ----------
       Net Income, as reported                        $426,240    $1,831,311
       Net Income, Pro Forma                           402,104     1,656,051

       Primary earnings per share, as reported           $0.16         $0.72
       Primary earnings per share, Pro Forma             $0.15         $0.65

       Fully diluted earnings per share, as reported     $0.16         $0.72
       Fully dilured earnings per share, Pro Forma       $0.15         $0.65

       The fair values of options were determined using the Black-Scholes model, and assumed option lives of five years, risk free interest of 7%, and volatility of approximately 80%.

       During 1996, the Company issued 8,500 warrants with an exercise price of $6.75 per share. As of December 31, 1996, the Company had 108,500 warrants outstanding. The warrants are exercisable at $2.00-$6.75 per share, and expire in January 2000 and November 2001.


6.     NOTES RECEIVABLE

       As of December 31, 1996 and 1995, the Company held promissory notes from individuals related to the sale of common stock owned by the Company in Whitewing Labs, Inc. and MerkWerks Corporation. These notes generally bear interest at 5% per annum and are generally secured by the common stock sold. As of December 31, 1996, two promissory notes which are secured by Whitewing Labs, Inc. common stock have been written down to the market value price of the collateral held by the Company as of the balance sheet date. The amount of the write down was $559,250, and has been reported in the statement of operations as part of marketing, selling and administrative expenses.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.     NOTES RECEIVABLE (continued)

       The following is a summary of notes receivable at December 31, 1996 and 1995:

                                                  1996              1995
                                            --------------    ----------------
            Notes receivable due from
            shareholder, secured            $   480,000          $    530,000
            Notes receivable, secured           319,500             1,245,000
            Notes receivable, unsecured          21,000                71,000
                                            -----------          ------------
            Total Notes Receivable          $   820,500          $  1,846,000
                                            -----------          ------------
                                            -----------          ------------

       Subsequent to the balance sheet date, the Company has collected
       $49,508 on the notes receivable outstanding as of December 31, 1996. Interest receivable on these notes amounted to approximately $85,500 and $13,200, as of December 31, 1996 and 1995, respectively.


7.     INVESTMENTS, AT EQUITY

       Investments carried at equity, and the Company's ownership in each consist of the following at December 31, 1996 and 1995:

                                                       1996        1995
                                                      ------      ------
             Whitewing Labs, Inc.                       18%         38%
             Acacia Capital Partners, L.P.              36%         60%
             Acacia Growth Fund, L.P.                   29%          0%
             CombiMatrix Corporation                    52%          0%
             Greenwich Information Technologies LLC     30%          0%

       The investment in Whitewing Labs, Inc. is reported using the equity method. The Company maintains an ownership percentage of 18.4% as of December 31, 1996, and officers of the Company hold significant positions on the Board of Directors of Whitewing Labs, Inc. The investment in Whitewing Labs, Inc. is carried on the financial statements at a value of $640,101 at December 31, 1996 and at $0 as of December 31, 1995. The market value of the Company's investment in Whitewing Labs, Inc. is approximately $1,064,918 based upon the closing market price of $2.00 per share as of December 31, 1996. The net losses attributable to the Company as equity owner of Whitewing Labs, Inc., exceeded the carrying value of the investment on the Company's financial statement by approximately $57,000 in 1995. Whitewing Labs, Inc. had total assets of $3,720,256 in 1996 and $5,901,956 in 1995, and net losses of $2,428,062, $69,554, and
       $336,544 in 1996, 1995, and 1994, respectively.

       In March of 1996, the Company acquired a majority interest in CombiMatrix Corporation, a California corporation. The Company reports its ownership interest in CombiMatrix Corporation under the equity method as its control is considered to be temporary based upon planned offerings of common stock by CombiMatrix Corporation. The Company carries its investment in CombiMatrix Corporation at a cost of $0 as of December 31, 1996. Total losses attributable to the Company exceed the Company's investment by $129,738 as of the latest balance sheet date.

       In September of 1996, the Company acquired an equity interest in Greenwich Information Technologies LLC, a Delaware Limited Liability Company. As of December 31, 1996, the Company maintained a 30% ownership interest in this entity. The investment is carried on the balance sheet of the Company as of December 31, 1996 at a cost of $854,570.

       The Company records its investment in Acacia Capital Partners, L.P. at equity, and in accordance with authoritative pronouncements regarding investments in partnerships. The Company's carrying value with respect to Acacia Capital Partners, L.P. is $361,427 and $821,023 as of December 31, 1996 and 1995, respectively. Acacia Capital Partners, L.P. is a California limited partnership that invests primarily in large-cap U.S. equity securities.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.     INVESTMENTS, AT EQUITY (continued)

       On April 1, 1996, the Company acquired an equity interest in Acacia Growth Fund, L.P. The Company's investment at December 31, 1996 is carried on these financial statements at $263,978. Acacia Growth Fund, L.P. is a California limited partnership that invests primarily in large-cap U.S. equity securities.


8.   INVESTMENTS, AT COST

       In March of 1996, the Company entered into an agreement with Soundview Technologies Incorporated. Under the terms of the agreement the Company would receive up to a 32% interest in the common stock of Soundview Technologies in return for the Company's raising capital and offering management assistance to Soundview Technologies. The Company received a management fee of $1,400,000 in the form of common stock for these services. At December 31, 1996, the Company carries its investment in Soundview Technologies at $1,233,000, which represents a 16.4% ownership interest in Soundview Technologies.

9.   NOTE PAYABLE

       As of December 31, 1996, the Company has a note payable to Greenwich Information Technologies LLC, which is in connection with the purchase of an equity interest in that entity. This note has a balance of $552,500 as of December 31, 1996. In February 1997, the Company signed a new note payable to Greenwich Information Technologies, which replaced the original note. The new note bears interest at 6.5% and calls for monthly principal payments of $25,000 to $50,000 per month, with the final payment due in December 1997. The Company has pledged a portion of its membership interest in Greenwich Information Technologies as security for this note.

10.    PROVISION FOR INCOME TAXES

       Provision for income taxes consists of the following:

                                          FEDERAL        STATE        TOTAL
                                       -----------    ----------   ----------
       1996
       Current                         $  277,565     $  82,457    $  360,022
       Deferred                           195,968        49,351       245,319

       1995
       Current                         $  245,360     $  97,172    $  342,532
       Deferred                           (46,360)       (8,355)      (54,715)

       1994
       Current                                  -         1,600         1,600
       Deferred                        $    1,524     $     417    $    1,941

     A reconciliation of the Federal statutory tax rate and the effective tax rate is as follows:

                                                       1996      1995     1994
                                                      ------    ------   ------
       Statutory Federal tax rate                      34.0%     34.0%    0.0%
       State income taxes-net of federal benefit        8.4       2.8     0.2
       Net operating loss carryforwards                 0.0     (20.0)    0.0
       Tax benefit from nonstatutory options           24.1       3.7     0.0
       Other, net                                      (7.9)     (7.0)    0.2
                                                      ------    ------   ------
       Effective income tax rates                      58.6%     13.5%    0.4%
                                                      ------    ------   ------
                                                      ------    ------   ------

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  PROVISION FOR INCOME TAXES  (continued)

     The Company utilized net operating loss carryforwards of $1,249,223 and $954,547 to offset taxable income for the year ended December 31, 1995 for Federal and California purposes, respectively.

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following:

                                                    1996              1995
                                                 ----------       -----------
       DEFERRED TAX ASSETS:
       Tax basis of investments at equity        $       0       $    40,463
       State income tax deductions                     272            15,820
                                                 ---------       -----------
       Deferred tax assets                       $     272       $    56,283
                                                 ---------       -----------
                                                 ---------       -----------
       DEFERRED TAX LIABILITIES:
       Tax basis of investments at equity          184,762                 0
       Equipment, furniture & fixtures           $   8,741       $     4,195
                                                 ---------       -----------
                                                 ---------       -----------
       Deferred tax liabilities                  $ 193,503       $     4,195
                                                 ---------       -----------
                                                 ---------       -----------

     Deferred tax assets for 1995 have been restated to reflect the change in accounting of the tax benefits related to nonstatutory stock options. The restatement reduced deferred tax assets for 1995 by $619,353. The Company's income taxes currently payable for federal and state purposes have been reduced by the benefit derived from nonstatutory stock options by $232,061 in 1995 and $318,813 in 1996.

     The Company believes that all deferred tax assets as of December 31, 1996 are more likely than not to be realizable, therefore a valuation allowance has not been recorded.


11.  COMMON STOCK SUBSCRIPTIONS

     Common stock subscriptions as of December 31, 1996 and 1995 consist of promissory notes due from individuals on the purchase of common stock and the exercise of stock options. These notes generally bear interest at 4% to 5% per annum. The notes are due in full in 1997. As of December 31, 1996 and 1995 the outstanding balances due on these notes was $88,752 and $208,252, respectively. Other receivables includes interest receivable of $5,700 for 1996, and $1,400 for 1995 on these notes. Subsequent to December 31, 1996 the Company has collected $28,752 on these notes.


12.  RECEIVABLES FROM AFFILIATES

     Receivables from affiliates generally represent advances to the Company's investments carried at equity and carried at cost. As of December 31, 1996, receivables from affiliates include advances for the benefit of Whitewing Labs, Inc. of approximately $37,000, Soundview Technologies of approximately $15,000. Subsequent to December 31, 1996, the Company has collected $26,587 from these balances.

     Receivables from affiliates includes advances for the benefit of CombiMatrix Corporation of approximately $62,000 and a promissory note with a balance of $114,247 at December 31, 1995 bearing interest at 8% per annum from Whitewing Labs, Inc. At December 31, 1995 other receivables included approximately $43,000 of interest receivable on the note from Whitewing Labs, Inc. These balances were paid in full in 1996.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.    GAIN ON ISSUANCE OF STOCK BY EQUITY INVESTEE

       In February 1996, Whitewing Labs, Inc. issued approximately 1.1 million shares of common stock as part of a public offering of its common stock. The issuance of stock reduced the Company's ownership interest from approximately 38% to approximately 18%. This transaction resulted in a noncash pretax gain of approximately $1.1 million for the Company. The Company will continue to account for this investment under the equity method as described in Note 7.


14.    SUPPLEMENTAL CASH FLOW INFORMATION

       As discussed in Note 4, the Company incurred a capital lease obligation of $2,922 in 1996, $6,609 in 1995 and $2,052 in 1993. Cash
       paid for the years ended December 31, 1996, 1995 and 1994 for interest was $1,511, $23,492 and $306, respectively. The Company paid cash for income taxes in the amount of $814 in 1994 and $251,885 in 1996.

15.    CONCENTRATION OF CREDIT RISK

       Notes receivable at December 31, 1996 and 1995 subject the Company to concentration of credit risk due to notes being due from two individuals. These notes are collateralized by common stock. The Company has determined that due to the fact that the notes are past due, they should be reported on the balance sheet at the value of their collateral. As described in Note 6, the Company has charged income for $559,250 relative to these notes.

       The Company maintains its cash balances with financial and brokerage institutions located in Southern California. On December 31, 1996, the Company had no accounts which exceeded the insured amounts. As of December 31, 1995 the Company maintained balances of $699,405 in excess of insured amounts with these institutions.


16.    SEGMENT INFORMATION

       The results for the year ended December 31, 1996 and 1995 include the consolidated balances of MerkWerks Corporation. MerkWerks Corporation is engaged in the business of software development. As of December 31, 1996, there have been no sales related to those operations. These financial statements do include $86,285 in 1996 and $64,013 in 1995 of administrative expenses that were incurred by MerkWerks Corporation.
       The total assets of MerkWerks Corporation at December 31, 1996 and 1995 are $51,876 and $106,623. Assets of the subsidiary consist of cash, equipment, and organization costs, net of amortization and depreciation.

       The revenues reported for the year ended December 31, 1996 consisted of transactions between several investors and the Company. Included in those revenues were sales to Dr. Robert Ching in the amount of $600,000.

       The revenues reported for the year ended December 31, 1995 consisted of transactions between several investors and the Company. Included in those revenues were sales to Wildred Desrosiers in the amount of $1,125,000, sales to Dr. Robert Ching in the amount of $580,000 and sales to Mark Rosen in the amount of $510,000.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE I.  MARKETABLE SECURITIES, OTHER INVESTMENTS



---------------------------------------------------------------------------------------------------------------
     Name                                    Principal         Cost Basis       Market Value        Book Value
   of Issuer                               Amount/Shares        of Issue          of Issue            of Issue
---------------------------------------------------------------------------------------------------------------

Whitewing Labs, Inc. common (1)                532,459      $    48,796        $  1,064,918       $   640,101
Acacia Capital Partners, L.P.                  361,427          361,427             361,427           361,427
CombiMatrix Corporation, common              3,965,000           83,269           3,965,000                 0
Acacia Growth Fund,L.P                         263,978          263,978             263,978           263,978
Greenwich Information Technologies, LLC        854,570          854,570             903,090           854,570
Soundview Technologies Incorporated          1,233,000        1,233,000           1,233,000         1,233,000
                                                            -----------        ------------       -----------
Totals                                                      $ 2,845,040        $  7,791,613       $ 3,353,076
                                                            -----------        ------------       -----------
                                                            -----------        ------------       -----------


(1)  Total shares adjusted for 3 for 2 stock split, effective February 9, 1996.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II.  AMOUNTS RECEIVABLE FROM RELATED PARTIES



---------------------------------------------------------------------------------------------------
                               Balance at
                               beginning of                                          Balance at
Name of debtor                   period          Additions        Deductions        end of period
---------------------------------------------------------------------------------------------------

1996

Whitewing Labs                 $  114,247       $        -         $    147,247       $          -
Mark Rosen         (a)            520,000                -               10,000            510,000
William R. Tipton                  50,000                -               50,000                  -
Dr. Robert Ching   (b)                  -          100,000                    -            100,000
                               ----------       ----------         ------------       ------------
                               $  684,247       $  100,000         $    207,247       $    610,000
                               ----------       ----------         ------------       ------------
                               ----------       ----------         ------------       ------------
1995

Whitewing Labs                 $  314,247       $        -         $    200,000       $    114,247
Mark Rosen                              -          520,000                    -            520,000
William R. Tipton                       -          100,000               50,000       $     50,000
                               $  314,247       $   40,000         $    250,000       $    684,247
                               ----------       ----------         ------------       ------------
                               ----------       ----------         ------------       ------------
1994

Whitewing Labs                 $  274,247       $   40,000         $          -       $    314,247
                               ----------       ----------         ------------       ------------
                               ----------       ----------         ------------       ------------


(a) Notes receivable, secured by common stock in Whitewing Labs and Acacia Research Corporation, bearing interest at 5% per annum in the face amount $520,000. The note is due on demand. Subsequent to December 31, 1996, the Company received $28,508 in connection with this note.

(b)  This receivable was paid in full subsequent to December 31, 1996.