Form 10-K405/A
period 1996-12-31
ACACIA RESEARCH CORP
filed 1997-05-01
CIK 934549

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ----------------------
                                 FORM 10-K/A
                            ----------------------

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996.

                                     OR

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from   N/A   to   N/A
                                                -------    ------

                         COMMISSION FILE NUMBER 0-26068


                          ACACIA RESEARCH CORPORATION
                        ------------------------------
            (Exact name of registrant as specified in its charter)


               California                                    95-4405754
    --------------------------------                    -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
      incorporation organization)                       Identification No.)


  12 South Raymond Avenue, Pasadena CA                         91105
 ----------------------------------------               -------------------
 (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code: (818) 449-6431

        Securities registered pursuant to Section 12(b) of the Act: NONE

         Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.   YES / X /   NO
                                                ----       ----
     Indicate by check mark that disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock, as of March 27, 1997 was approximately $12,140,563. (All officers and directors of the registrant are considered affiliates.)

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

===============================================================================

The Registrant amends its Form 10-K for the fiscal year ended December 31, 1996 to add parentheses to indicate a loss of $262,737 in equity in earnings of investments for the year ended December 31, 1996, which appears in the Statement of Operations Data table in Item 6. Selected Financial Data.




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

     Financial statements for 1995 and 1996 were restated to reflect the Company's auditors' determination that the appropriate accounting for the Company's nonstatutory stock options and the reporting of deferred tax benefits for the difference between market value and option price require the establishment of deferred tax assets related to nonstatutory stock options only for those options for which the Company has recorded compensation expense for financial statement purposes. Prior to this determination, the Company reported the deferred tax benefit for all nonstatutory options.

     On the advice of its auditors, the Company has historically taken the position that all nonstatutory options created a deferred tax benefit. However, in accordance with current interpretations of generally accepted accounting principles, the Company's auditors have now determined that deferred tax benefits should only be recorded for those nonstatutory stock options that the Company has or will record book expense. Generally accepted accounting principles allow deferred tax assets to be recorded only on temporary differences. For the most of the Company's nonstatutory stock options, a book expense will not be recorded. Therefore, these differences are permanent differences rather than temporary and do not give rise to deferred tax benefits.

     Based on this interpretation, the Company has restated its financial position to reflect the tax savings in the year that the options are exercised, and the entry will be reported as in increase to common stock and a reduction of income taxes payable. The amount of this entry may vary depending on the details of the option and when it is exercised.

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

STATEMENT OF OPERATIONS DATA: For the years ended December 31, 1996, 1995 and 1994 and the period ended 1993

                                              1996         1995         1994         1993
                                           ----------   ----------   ----------   ----------

Revenues
 Gains on sales of securities, net        $  876,499   $3,194,241   $        0   $        0
 Unrealized gain attributable to
  issuance of common stock                 1,066,408            0            0            0
 Equity in earnings of investments          (262,737)     271,023     (137,782)    (276,465)
 Management fees                           1,458,078        2,880            0            0
 Interest income                             102,334       49,567       37,502        8,215
                                          ----------   ----------   ----------   ----------
 Total revenue                             3,240,582    3,517,711     (100,280)    (268,250)

Marketing, general and administrative      2,219,617    1,399,042      724,156      597,848
                                          ----------   ----------   ----------   ----------
Income (loss) before minority interest
 and taxes                                 1,020,965    2,118,669     (824,436)    (866,098)

Minority interest in net loss of
 consolidated subsidiary                     (10,796)       (459)            0            0
                                          ----------   ----------   ----------   ----------

Income (loss) before provision for
 taxes                                     1,031,761    2,119,128     (824,436)    (866,098)

Provision for Income Taxes                   605,341      287,817        3,541        1,486
                                          ----------   ----------   ----------   ----------
Net Income (loss)                         $  426,420   $1,831,311   $ (827,977)  $ (867,584)
                                          ==========   ==========   ==========   ==========

Earnings (loss) per common share
  Fully diluted                              $0.16       $0.72         ($0.35)      ($0.44)

Weighted average shares outstanding
  Fully diluted                            2,680,433    2,558,647    2,357,050    1,991,000


BALANCE SHEET DATA: December 31,
 1996 and 1995
                                             1996         1995
                                          ----------   ----------
Total assets                              $5,377,770   $3,843,954

Total liabilities                         $  822,358   $  357,979

Minority interest                         $        0   $   10,796

Stockholders' equity                      $4,555,412   $3,475,179


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  April 30, 1997 ______________________________


                                /s/ PAUL R. RYAN
                       ------------------------------------
                       Paul R. Ryan
                       Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                         TITLE                          DATE

/s/ R. BRUCE STEWART          Chairman of the Board of Directors,      April 30, 1997
---------------------------   Chief Financial Officer (Principal
R. Bruce Stewart              Financial and Accounting Officer)


/s/ PAUL R. RYAN              Chief Executive Officer and President    April 30, 1997
---------------------------        (Principal Executive Officer)
Paul R. Ryan


/s/ KATHRYN KING-VAN-WIE
---------------------------   Chief Operating Officer and Secretary    April 30, 1997
Kathryn King-Van-Wie



/s/ BROOKE P. ANDERSON
---------------------------                  Director                  April 30, 1997
Brooke P. Anderson


/s/ FRED A. de BOOM
---------------------------                  Director                  April 30, 1997
Fred A. de Boom


/s/ EDWARD W. FRYKMAN
---------------------------                  Director                  April 30, 1997
Edward W. Frykman
