Form 10-Q
period 1997-03-31
ACACIA RESEARCH CORP
filed 1997-05-15
CIK 934549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For the Quarter Ended March 31, 1997                 Commission File No. 0-26068


                           ACACIA RESEARCH CORPORATION
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                California                            95-4405754
----------------------------------------  --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation organization)

12 South Raymond Avenue, Pasadena, CA                        91105
----------------------------------------  --------------------------------------
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
                                       -----------   -----------

At March 31, 1997, 2,078,172 shares of common stock, no par value, of the Registrant were outstanding.

                           ACACIA RESEARCH CORPORATION

                                TABLE OF CONTENTS



PART I.     FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements

            Consolidated Balance Sheet                        3

            Consolidated Statement of Operations              4

            Consolidated Statement of Cash Flows              5

            Notes to Consolidated Financial Statements        6

  Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations    9

PART II.    OTHER INFORMATION                                12

            Signature                                        13

ITEM 1. FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS

March 31, 1997 and December 31, 1996

                                                                      (Unaudited)
                                                                    March 31, 1997     December 31, 1996
                                                                    --------------     -----------------
ASSETS
Current assets
     Cash and cash equivalents                                        $  442,533          $  176,251
     Distributions receivable                                                  0             400,000
     Notes receivable                                                    799,500             820,500
     Receivables from affiliates                                          49,158              52,592
     Other receivables                                                   213,827             295,278
     Prepaid expenses                                                    174,872             160,640
     Deferred tax benefit                                                    272                 272
                                                                      ----------          ----------
               Total current assets                                    1,680,162           1,905,533

     Equipment, furniture, and fixtures                                  129,991             116,658

Other assets
     Investments in unconsolidated subsidiaries, at equity             1,341,889           1,494,671
     Investment in unconsolidated subsidary, at cost                   1,233,000           1,233,000
     Partnership interests, at equity                                    679,039             625,405
     Organization costs, net of accumulated amortization
       of $3,467 and $3,183                                                2,219               2,503
                                                                      ----------          ----------

     Total assets                                                     $5,066,300          $5,377,770
                                                                      ----------          ----------
                                                                      ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses                            $  240,032          $   76,355
     Income taxes payable                                                    800                   0
     Legal settlement payable                                            460,000                   0
     Note payable                                                        450,000             552,500
                                                                      ----------          ----------

               Total current liabilities                               1,150,832             628,855

     Deferred tax liability                                              150,996             193,503
                                                                      ----------          ----------

               Total liabilities                                       1,301,828             822,358

Commitments and contingencies

Minority interest                                                              0                   0

Stockholders' equity
     Common stock, no par value, 10,000,000 shares authorized,
       2,078,172 shares in 1997 and 1,970,672 shares in 1996
       issued and outstanding                                          4,255,743           4,081,993
     (Accumulated deficit) retained earnings                            (445,379)            562,171
     Less stock subscription receivable                                  (45,892)            (88,752)
                                                                      ----------          ----------

               Total stockholders' equity                              3,764,472           4,555,412
                                                                      ----------          ----------

     Total liabilities and stockholders' equity                       $5,066,300          $5,377,770
                                                                      ----------          ----------
                                                                      ----------          ----------

SEE ACCOMPANYING NOTES.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 1997 and 1996


                                                                                (Unaudited)              (Unaudited)
                                                                            Three Months Ended       Three Months Ended
                                                                              March 31, 1997           March 31, 1996
                                                                              --------------           --------------
Revenues
  Gains on sales of securities, net                                             $    50,000             $   552,366
  Unrealized gain attributable to issuance of common stock by affiliate                   0               1,066,408
  Equity (losses) in earnings of investments                                       (117,257)                173,202
  Management fees                                                                    32,202                   6,225
  Interest income                                                                    14,120                  27,916
                                                                                -----------              ----------

  Total revenues, net of investment (losses) income                                 (20,935)              1,826,117

Legal settlement expense                                                            460,000                       0

Marketing, general, and administrative                                              571,384                 425,781
                                                                                -----------              ----------

(Loss) income before minority interest and taxes                                 (1,052,319)              1,400,336

Minority interest in net loss of consolidated subsidiary                                  0                  (5,885)
                                                                                -----------              ----------

(Loss) income before provision for income taxes                                  (1,052,319)              1,406,221

(Benefit) provision for income taxes                                                (40,907)                526,431
                                                                                -----------              ----------

Net (loss) income                                                               $(1,011,412)             $  879,790
                                                                                -----------              ----------
                                                                                -----------              ----------

(Loss) earnings per common share
  Primary                                                                            ($0.50)             $     0.34
  Fully diluted                                                                      ($0.38)             $     0.33

Weighted average shares outstanding
  Primary                                                                         2,038,450               2,621,948
  Fully diluted                                                                   2,677,875               2,665,035


SEE ACCOMPANYING NOTES.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 1997 and 1996
(Unaudited)                                                                          (Unaudited)         (Unaudited)
                                                                                 Three Months Ended  Three Months Ended
                                                                                    Mar. 31, 1997       Mar. 31, 1996
                                                                                 ------------------  ------------------
Cash flows from operating activities:

Net (loss) income                                                                   $(1,011,412)        $   879,790
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
     Legal settlement expense                                                           460,000                   0
     Depreciation and amortization                                                        7,631               4,001
     Deferred taxes                                                                     (42,507)            473,288
     Gains on sales of securities                                                       (50,000)           (552,366)
     Undistributed loss (earnings) of affiliates                                        117,257            (173,202)
     Minority interest in net loss                                                            0              (5,885)
     Unrealized gain attributable to issuance of common stock by affiliate                    0          (1,066,408)
Changes in assets and liabilities:
     Decrease in accounts receivable,
       prepaid expenses, and other assets                                                49,468              33,717
     Increase (decrease) in accounts payable,
       accrued expenses, and income taxes payable                                       164,477             (85,878)
                                                                                    -----------         -----------

     Net cash (used in) operating activities                                           (305,086)           (492,943)

Cash flows from investing activities:

     Purchase of equity investments                                                           0            (200,000)
     Payment received on advances to affiliate                                           10,592             114,247
     Advances to affiliates                                                              (7,158)           (268,026)
     Proceeds from sales of securities                                                   50,000             564,800
     Distributions received                                                             400,000                   0
     Payments received on notes receivable                                               21,000             356,249
     Capital expenditures                                                               (17,176)            (16,313)
                                                                                    -----------         -----------

     Net cash provided by investing activities                                          457,258             550,957

Cash flows from financing activities:

     Payments on notes payable                                                         (102,500)                  0
     Proceeds from sale of common stock                                                 216,610              26,750
                                                                                    -----------         -----------

     Net cash provided by financing activities                                          114,110              26,750
                                                                                    -----------         -----------

Increase in cash and cash equivalents                                                   266,282              84,764

Cash and cash equivalents, beginning                                                    176,251             788,611
                                                                                    -----------         -----------

Cash and cash equivalents, ending                                                   $   442,533         $   873,375
                                                                                    -----------         -----------
                                                                                    -----------         -----------


SEE ACCOMPANYING NOTES.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

     Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the laws of the State of California. The Company provides investment advisory services, and also provides management services to, and makes direct investments in, emerging corporations. The Company has significant economic interests in five companies that it has formed and takes an active role in each company's growth and advancement. These companies are: Whitewing Labs, Inc., MerkWerks Corporation, CombiMatrix Corporation, Soundview Technologies Incorporated, and Greenwich Information Technologies LLC. In addition, as a registered investment advisor, the Company is a general partner in two private investment partnerships, and is an investment advisor to two offshore investment corporations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company and its subsidiaries at March 31, 1997 and the consolidated results of operations and cash flows for the three months ended March 31, 1997 and 1996. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The Company's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

     (LOSS) INCOME PER COMMON SHARE - Income per common share for the three months ended March 31, 1996 has been computed based on the weighted average number of common shares outstanding plus the common shares that would be outstanding assuming conversion of common stock options and warrants, which are considered to be common stock equivalents, using the treasury stock method. Loss per common share for the three months ended March 31, 1997 has been computed based on the weighted average number of common shares outstanding, and excludes common stock equivalents because the effect of their inclusion on the loss per common share computation is anti-dilutive.

     RECLASSIFICATIONS - Certain reclassifications of 1996 balances have been made to conform to the 1997 presentation.

     NEW PRONOUNCEMENTS - In February 1997, the Financial Accounting
     Standards Board issued Statement of Financial Accounting Standards
     No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 becomes effective for the Company for the year ending December 31, 1997. Pro forma results for the first quarter of 1997 and 1996, assuming the application of SFAS 128, are as follows:

                                FOR THREE MONTHS ENDED
                                ----------------------
                             MARCH 31, 1997  MARCH 31, 1996
                             --------------  --------------

     Basic (loss) earnings
       per share                 $(0.50)         $0.48

     Diluted (loss) earnings
       per share                 $(0.38)         $0.33

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   COMMITMENTS AND CONTINGENCIES

     LITIGATION SETTLEMENT - On May 7, 1997, the Company entered into a Settlement Agreement terminating a lawsuit brought by Ann P. Hodges, a former director of the Company, and her husband Christopher D. Hodges. The suit alleged that the Company breached a contract with Ann Hodges by improperly refusing to permit her to exercise an option to purchase 100,000 shares of common stock of the Company, and sought $950,000 in damages from the Company. Under the terms of the Settlement Agreement, the Hodges will receive $25,000 in cash and options to purchase 120,600 shares of the Company's Common Stock at an exercise price equal to $4.25 per share. The underlying shares will vest over a period of 18 months, and remain exercisable to the extent the Hodges realize total profits of up to $475,000 (measured as the aggregate difference between the market value of the shares on the date of exercise and the exercise price). If, following the exercise or termination of the options, the Hodges have not realized profits of $475,000, the Company would be obligated to make a cash payment to the Hodges equal to the shortfall. For purposes of these financial statements, the estimated fair value of this settlement is $460,000, which has been charged to legal settlement expense in the consolidated statements of operations for the three months ended March
    31, 1997.

     4.   NOTES RECEIVABLE

     As of March 31, 1997 and 1996, the Company held promissory notes from individuals related to the sale of common stock owned by the Company in Whitewing Labs, Inc. These notes generally bear interest at 5% per annum and are generally secured by the common stock sold.

     The following is a summary of notes receivable at March 31, 1997 and December 31, 1996:

                                            1997            1996
                                         ----------      ----------
     Notes receivable due from
       stockholders, secured             $  560,000      $  560,000
     Notes receivable, secured              798,750         798,750
     Notes receivable, unsecured                  -          21,000
                                         ----------      ----------
                                          1,358,750       1,379,750

     Less: allowance for losses            (559,250)       (559,250)
                                         ----------      ----------

         Total notes receivable          $  799,500      $  820,500
                                         ----------      ----------
                                         ----------      ----------

     Interest receivable on these notes amounted to approximately $102,300, and $85,500, as of March 31, 1997 and December 31, 1996, respectively.

ACACIA RESEARCH CORPORATION
NOTES TO FINANCIAL STATEMENTS

5.   NOTE PAYABLE

     As of March 31, 1997, the Company has a note payable to Greenwich Information Technologies LLC in connection with the purchase of an equity interest in that entity. This note has a balance of $450,000 as of March 31, 1997 and bears interest at 6.5% per annum. The note calls for monthly principal payments of $25,000 to $50,000 per month, with the final payment due in December 1997. The Company has pledged a portion of its membership interest in Greenwich Information Technologies as security for this note.

6.   COMMON STOCK SUBSCRIPTIONS

     Common stock subscriptions as of March 31, 1997 and December 31, 1996 consist of promissory notes due from individuals on the purchase of common stock and the exercise of stock options. These notes generally bear interest at 4% to 5% per annum. The notes are due in full in 1997. As of March 31, 1997 and December 31, 1996 the outstanding balances due on these notes was $45,892 and $88,752, respectively. Other receivables includes interest receivable of for $6,700 in 1997, and $5,700 for 1996 on these notes. Subsequent to the balance sheet date, approximately $14,000 has been received on this note.

7.  RECEIVABLES FROM AFFILIATES

     Receivables from affiliates generally represent advances to the Company's affiliates. As of March 31, 1997 and December 31, 1996, receivables from affiliates include advances to Whitewing Labs, Inc. of approximately $27,000 and Soundview Technologies of approximately $20,000. Subsequent to March 31, 1997, Whitewing Labs, Inc. has paid advances due the Company in full.

8.  GAIN ON ISSUANCE OF STOCK BY EQUITY INVESTEE

     In February 1996, Whitewing Labs, Inc. issued approximately, 1.1 million shares of common stock as part of a public offering of its common stock. The issuance of stock reduced the Company's ownership interest from approximately 38% to approximately 18%. This transaction resulted in a noncash pretax gain of approximately $1.1 million for the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the consolidated balance sheet of the Company as of March 31, 1997, and on the operations of the Company for the period from January 1, 1997 to March 31, 1997. The following discussion compares the activities for the three months ended March 31, 1997 to the activities for the three months ended March 31, 1996. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

     REVENUES

     The Company reported revenues net of investment losses of $20,935 in the three months ended March 31, 1997 compared to revenues of $1,826,117 for the three months ended March 31, 1996.

     GAINS ON SALES OF SECURITIES, NET.   Net gains on sales of securities
     decreased from $552,366 for the three months ended March 31, 1996 to $50,000 for the three months ended March 31, 1997. Such gain for the three months ended March 31, 1997 is comprised of gains on sales of interests in CombiMatrix Corporation. However, the Company continued to maintain a 52% ownership interest as of March 31, 1997. The year-earlier gain of $552,366 represents a gain from sales of shares of MerkWerks Corporation and CombiMatrix Corporation. During the period ended in 1997, the Company sold a smaller portion of its assets, focusing instead on the development of its various business interests. During the period ended in 1996, the Company sold a larger portion of its holdings primarily to raise the capital necessary to acquire interests in new companies as well as provide working capital for ongoing operations. Until the Company generates sufficient revenue from operations of its various business concerns, the Company, from time to time, may sell a portion of its equity interests when that interest has appreciated to a value that management believes is prudent and market conditions are favorable. However, the Company intends to retain significant interests in its current and future holdings.

     UNREALIZED GAIN ATTRIBUTABLE ON ISSUANCE OF COMMON STOCK BY AFFILIATE. In February 1996, shares of Whitewing Labs, Inc. were sold in an initial public offering. This initial public offering of shares reduced the Company's ownership interest in Whitewing Labs from 38.3% to 18.4%. As a result of this offering, under generally accepted accounting principles, the Company reported an unrealized gain of $1,066,408, representing an increase in the book value of the shares of Whitewing Labs that the Company retained following the initial public offering. Management does not anticipate recognizing any similar gain in relation to shares of Whitewing Labs. However, the Company does anticipate future gains of this nature with respect to other subsidiaries if they become publicly offered entities.

     EQUITY (LOSSES) IN EARNINGS OF INVESTMENTS. The Company reported losses attributable to earnings of investments of $117,257 for the three months ended March 31, 1997, compared to earnings of $173,202 for the year-earlier period. Such losses for the period ended March 31, 1997 are comprised of a gain of $38,095 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of the Company's share of net losses of CombiMatrix Corporation of $2,570, a loss of $118,180 for the Company's investment in Whitewing Labs, and a loss of $34,602 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting.

     MANAGEMENT FEES. For the three months ended March 31, 1997, management fee income, which includes a modest amount of performance fee income, increased to $32,202 over management fee income of $6,225 generated during the first three months in 1996. The Company derived management fees in the period ended March 31, 1997 from four investment funds managed by the Company, two of which began operations in April and June of 1996. Therefore, during the period in 1996, the Company derived management fees from only two of its managed funds.

     EXPENSES

     Marketing, general and administrative expenses increased from $425,781 for the three months ended March 31, 1996 to $571,384 for the three months ended March 31, 1997. This increase is primarily due to legal, accounting, printing, and other costs associated with the Company's efforts in developing its various business enterprises and exploring new opportunities for the Company and its affiliates, and to some extent, costs incurred in the litigation and settlement of a lawsuit. Salary expenses for the period ended March 31, 1997 increased due to increases in salaries and an increase in personnel.

     The Company also incurred a one-time charge of $460,000 relating to a legal settlement. Management of the Company believes that settling this litigation on the agreed upon terms prevented unnecessary litigation costs as well as unnecessary diversion of Company resources and was in the best interests of the Company. (See "PART II.--OTHER
     INFORMATION--Item 1. Legal Proceedings").


     PROVISION FOR INCOME TAXES

     For the three month period ended March 31, 1997, the Company recorded a benefit of $40,907 as compared to an income tax expense of $526,431 for the same period in fiscal 1996. The difference is attributable to losses during the three months ended March 31, 1997 versus income generated during the three months ended March 31, 1996.

     INFLATION

     Inflation has not had a significant impact on the Company.



LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had cash and cash equivalents of $442,533, working capital of $529,330, and a ratio of current assets to current liabilities of 1.5 to 1. During the period ended March 31, 1997, the Company issued a Promissory Note to Greenwich Information Technologies LLC in the principal amount of $525,000, whereby the Company will make payments to Greenwich Information Technologies of a minimum of $25,000 each month from February 1, 1997 through July 1, 1997; $50,000 each month from August 1, 1997 to December 1, 1997; and pay the outstanding principal plus any accrued and unpaid interest by December 31, 1997. The Note bears a simple interest rate of 6.5% per annum. The Company also executed a Pledge Agreement in connection with the Promissory Note whereby the Company pledged a portion of its membership interest in Greenwich Information Technologies, while retaining voting and distribution rights to such membership interest, in order to secure the Company's obligations under the Promissory Note. Should the Company default on the Promissory Note, the Company could lose a substantial portion of its membership interest. As of March 31, 1997, the Company has paid $75,000 towards the note and has a principal balance owing of $450,000.

The Company has partnership interests in the two private investment partnerships of which it is a general partner. The Company received distributions from these investment totalling $400,000 during the period ended March 31, 1997. The value of its partnership interests as of March 31, 1997 is approximately $680,000.

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

NEW PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 becomes effective for the Company for the year ending December 31, 1997. Pro forma results for the first quarter of 1997 and 1996, assuming the application of SFAS 128, are as follows:

                                FOR THREE MONTHS ENDED
                                ----------------------
                             MARCH 31, 1997  MARCH 31, 1996
                             --------------  --------------

      Basic (loss) earnings
        per share                $(0.50)         $0.48

      Diluted (loss) earnings
        per share                $(0.38)         $0.33


FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of the Company's plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which the Company and its affiliates operate, and other circumstances affecting anticipated revenues and costs. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statement.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On August 16, 1996, Ann P. Hodges, a former director of the Company, and her husband, Christopher D. Hodges, filed a legal action against the Company in the United States District Court in Los Angeles, entitled CHRISTOPHER D. HODGES AND ANN P. HODGES V. ACACIA RESEARCH CORPORATION AND WHITEWING LABS, INC. (CASE NO. 96-5551 R(EX). The suit alleged that the Company breached a contract with Ann Hodges by improperly refusing to permit her to exercise an option to purchase 100,000 shares of common stock in the Company at an exercise price of $2.00 per share, and sought $950,000 in damages from the Company. On May 7, 1997, the Company entered into a Settlement Agreement with the Hodges terminating this litigation. Under the terms of the Settlement Agreement, the Hodges will receive $25,000 in cash and options to purchase 120,600 shares of the Company's Common Stock at an exercise price equal to $4.25 per share. The underlying shares will vest over a period of 18 months, and remain exercisable to the extent the Hodges realize total profits of $475,000 therefrom (measured as the aggregate difference between the market value of the shares on the date of exercise and the exercise price). If, following the exercise of termination of the option, the Hodges have not realized profits of $475,000, the Company would be obligated to make a cash payment to the Hodges equal to the shortfall. Management of the Company believes that settling this litigation on these terms prevented unnecessary litigation costs as well as the unnecessary diversion of Company resources and was in the best interest of the Company.


ITEM 2.  CHANGE IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.OTHER INFORMATION

None.


ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          27  Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          Current report event date April 29, 1997 (Item 4 and Item 7)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By:  /s/ R. Bruce Stewart
     -----------------------------------------------------
     R. Bruce Stewart
     Chief Financial Officer (principal financial officer)

Date:  May 15, 1997