Form 10-Q/A
period 1997-03-31
ACACIA RESEARCH CORP
filed 1997-05-20
CIK 934549

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

The Registrant amends its Form 10-Q for the Quarter ended March 31, 1997 to correct the Consolidated Statement of Operations, the sections entitled
"New Pronouncement(s)" in Notes to the Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, and Exhibit 27 Financial Data Schedule.



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

SEE ACCOMPANYING NOTES.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 1997 and 1996


                                                                                (Unaudited)              (Unaudited)
                                                                            Three Months Ended       Three Months Ended
                                                                              March 31, 1997           March 31, 1996
                                                                              --------------           --------------
Revenues
  Gains on sales of securities, net                                             $    50,000             $   552,366
  Unrealized gain attributable to issuance of common stock by affiliate                   0               1,066,408
  Equity (losses) in earnings of investments                                       (117,257)                173,202
  Management fees                                                                    32,202                   6,225
  Interest income                                                                    14,120                  27,916
                                                                                -----------              ----------

  Total revenues, net of investment (losses) income                                 (20,935)              1,826,117

Legal settlement expense                                                            460,000                       0

Marketing, general, and administrative                                              571,384                 425,781
                                                                                -----------              ----------

(Loss) income before minority interest and taxes                                 (1,052,319)              1,400,336

Minority interest in net loss of consolidated subsidiary                                  0                  (5,885)
                                                                                -----------              ----------

(Loss) income before provision for income taxes                                  (1,052,319)              1,406,221

(Benefit) provision for income taxes                                                (40,907)                526,431
                                                                                -----------              ----------

Net (loss) income                                                               $(1,011,412)             $  879,790
                                                                                -----------              ----------
                                                                                -----------              ----------

(Loss) earnings per common share
  Primary                                                                            ($0.50)             $     0.34
  Fully diluted                                                                      ($0.50)             $     0.33

Weighted average common and common equivalent shares for
 computation of (loss) income per common share
  Primary                                                                         2,038,450               2,621,948
  Fully diluted                                                                   2,038,450              2,665,035


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

                                FOR THREE MONTHS ENDED
                                ----------------------
                             MARCH 31, 1997  MARCH 31, 1996
                             --------------  --------------

     Basic (loss) earnings
       per share                 $(0.50)         $0.47

     Diluted (loss) earnings
       per share                 $(0.50)         $0.33

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

The Company has partnership interests in the two private investment partnerships of which it is a general partner. The Company received distributions from these investments totalling $400,000 during the period ended March 31, 1997. The value of its partnership interests as of March 31, 1997 is approximately $680,000.

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


                                FOR THREE MONTHS ENDED
                                ----------------------
                             MARCH 31, 1997  MARCH 31, 1996
                             --------------  --------------

      Basic (loss) earnings
        per share                $(0.50)         $0.47

      Diluted (loss) earnings
        per share                $(0.50)         $0.33


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

                           PART II - OTHER INFORMATION




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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

Date:  May 19, 1997