Form 10-K/A
period 1996-12-31
ACACIA RESEARCH CORP
filed 1997-08-14
CIK 934549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                       __________________________________

                                   FORM 10-K/A
                       __________________________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934]

                  For the fiscal year ended December 31, 1996.

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     N/A     to     N/A
                                  -----          -----

                         COMMISSION FILE NUMBER 0-26068

                          ACACIA RESEARCH CORPORATION
________________________________________________________________________________
            (Exact name of registrant as specified in its charter)

                California                               95-4405754
_____________________________________________        ___________________
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation organization)                     Identification No.)


     12 South Raymond Avenue, Pasadena CA                   91105
_____________________________________________        ___________________
     (Address of principal executive offices)            (Zip Code)


      Registrant's telephone number, including area code:  (818) 449-6431

       Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days.  YES   X   NO ___
                                                ___

     Indicate by check mark that disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average bid and asked prices of such stock, as of March 27, 1997 was approximately $12,140,563. (All officers and directors of the registrant are considered affiliates.)

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

     The Registrant submits its second amendment to its Form 10-K for the year ended December 31, 1996 to restate its consolidated financial statements to include the accounts of CombiMatrix Corporation on a consolidated basis.

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

SALE OF UNREGISTERED SECURITIES

     In December 1996, the Company issued 8,500 warrants convertible into an equal number of shares of the Company's Common Stock in connection with financial consulting services, which transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.

DESCRIPTION OF SECURITIES

     The Company is authorized to issue up to 10,000,000 shares of Common Stock, without par value, of which 2,078,172 shares of Common Stock have been issued and are outstanding as of March 27, 1997. Holders of the Common Stock are entitled to one vote per share on all matters to be voted on by the shareholders, and to cumulate votes in the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets of the Company which are legally available for distribution, after payment of all debts and other liabilities. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights. The outstanding shares of the Common Stock are, when issued and delivered, validly issued, fully paid, and nonassessable.

TRANSFER AGENT AND REGISTRAR

     U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204-2991, is the Transfer Agent and Registrar for the Company's Common Stock.

DIVIDEND POLICY

     To date, the Company has not declared or paid any cash dividends with respect to its capital stock and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the Company. Consequently, no cash dividends are expected to be paid in the foreseeable future. Further, there can be no assurance that the proposed operations of the Company will generate revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends.

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

     Financial statement for 1996 have been restated to include the accounts of CombiMatrix in the Company's consolidated financial statements. The Company previously accounted for its interest in CombiMatrix using the equity method of accounting.

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

     Financial statements for 1994 and 1995 were restated to reflect a change in accounting for the Company's investment in Whitewing to the equity method due to the Company's reduced ownership interest in Whitewing. The Company also accounts for its investments in Soundview Technologies and Greenwich Information Technologies as well as the two private investment partnerships of which the Company is a general partner on the equity method. However, financial statements for the years ended December 31, 1995 and December 31, 1996 reflect consolidation with MerkWerks, and financial statements for the year ended December 31, 1996 reflect consolidation with CombiMatrix. Financial statements for periods prior to the period ending December 31, 1995 were originally consolidated to include the accounts of the Company and Whitewing. These prior statements included operating revenue earned by the Company from the sale of health care products by Whitewing. Prior to this restatement, sales for the Company were reported as $455,359 in 1994, as compared to no revenues from this source reported in 1994 in the restated financial statements.

STATEMENT OF OPERATIONS DATA: For the years ended December 31, 1996, 1995, and 1994 and the period ended 1993


                                                        1996           1995           1994          1993
                                                     ------------------------------------------------------
Revenues
  Gains on sales of securities, net                  $  876,499     $3,194,241     $       0     $        0
  Unrealized gain attributable to issuance of
    common stock                                      1,066,408              0             0              0
  Equity in earnings of investments                    (175,689)       271,023      (137,782)      (276,465)
  Management fees                                     1,458,078          2,880             0              0
  Interest income                                       113,049         49,567        37,502          8,215
                                                     ----------     ----------     ---------     ----------
  Total revenue                                       3,338,345      3,517,711      (100,280)      (268,250)

Marketing, general and administrative                 2,640,504      1,399,042       724,156        597,848
                                                     ----------     ----------     ---------     ----------
Income (loss) before minority interest and taxes        697,841      2,118,669      (824,436)      (866,098)

Minority interest in net loss of consolidated
  subsidiary                                           (201,309)          (459)            0              0
                                                     ----------     ----------     ---------     ----------
Income (loss) before provision for taxes                899,150      2,119,128      (824,436)      (866,098)

Provision for Income Taxes                              606,141        287,817         3,541          1,486
                                                     ----------     ----------     ---------     ----------
Net Income (Loss)                                    $  293,009     $1,831,311     $(827,977)     $(867,584)
                                                     ----------     ----------     ---------     ----------
                                                     ----------     ----------     ---------     ----------
Earnings (loss) per common share
  Fully diluted                                           $0.11          $0.72        ($0.35)        ($0.44)

Weighted average shares outstanding
  Fully diluted                                       2,680,433      2,558,647     2,357,050      1,991,000



BALANCE SHEET DATA:  December 31, 1996 and 1995

                                                        1996           1995
                                                     -------------------------

Total assets                                         $5,638,932     $3,843,954
Total liabilities                                    $  836,602     $  357,979
Minority interest                                    $  380,329     $   10,796
Stockholders' equity                                 $4,422,001     $3,475,179

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

     In the following discussion and analysis, the period to period comparisons must be viewed in light of the impact that the Company's acquisition and disposition of securities of its various business interests has had on the Company's financial condition and results of operations. In fiscal 1995, the Company's financial condition and results of operations were dominated by the Company's activities relating primarily to the sale of a portion of its holdings in Whitewing, and to a lesser extent the formation of and sale of shares in MerkWerks. In fiscal 1996, the Company's financial condition and results of operations were dominated primarily by the Company's activities relating to the acquisition of CombiMatrix, Soundview Technologies, and Greenwich Information Technologies as well as the impact of the initial public offering of Whitewing, and to a lesser extent the sale of a portion of the Company's interests in these acquisitions. In addition, in fiscal 1996, the Company expended significant resources developing and expanding its investment advisory services.

     As a result of the impact of each of these activities that the Company has undertaken and will continue to undertake, the Company's results of operations are volatile and do not fall into repeatable patterns.
Consequently, past performance is not necessarily indicative of future performance.

RESULTS OF OPERATIONS

     During fiscal year 1996, the Company expanded its assets by securing significant positions in CombiMatrix, Soundview Technologies, and Greenwich Information Technologies LLC as well as becoming the investment advisor to an additional private investment partnership and two offshore private investment corporations. The Company is currently concentrating on establishing operations in each of these new enterprises as well as the further development of its existing holdings, which include MerkWerks, Whitewing, its other private investment partnership, and its investment advisory services in general.

REVENUES

1996 compared to 1995

     The Company reported revenues of $3,338,345 for the year ended December 31, 1996, a decrease of $179,366, over revenues of $3,517,711 for the year ended December 31, 1995. During 1995, the Company generated significant operating revenue by selling part of its stake in two of its holdings, Whitewing and MerkWerks. During 1996, the Company sold a smaller portion of its assets, focusing instead on the development of its various business interests. During 1995, the Company sold a larger portion of its holdings primarily to raise the capital necessary to acquire interests in new companies, thereby increasing and diversifying its holdings, as well as providing working capital for ongoing operations. Until the Company generates sufficient revenue from operations of its various business concerns, the Company, from time to time, may sell a portion of its equity interests when that interest has appreciated to a value that management believes is prudent and market conditions are favorable. However, the Company intends to retain significant interests in its current and future holdings.
The Company intends to continue to concentrate on development of its existing holdings in the foreseeable future while preserving, and possibly increasing, its positions in such holdings.

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

          EQUITY IN EARNINGS OF INVESTMENTS. The Company reported losses attributable to equity in earnings of investments of $175,689 for the year ended December 31, 1996, compared to revenues of $271,023 for the year-earlier period. Such losses for the year ended December 31, 1996 are comprised of a gain of $182,980 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss from the Company's share of net losses in Greenwich Information Technologies of $46,120, and a loss of $312,240 from the Company's investment in Whitewing, as determined by the equity method of accounting.

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

          The balance of approximately $58,000 of management and performance fee income recorded during the year ended December 31, 1996 was derived from four investment funds managed by the Company. While the Company is entitled to receive quarterly management fees based on the amount of assets under management in each of these funds, the Company does not receive performance fees until a particular fund has been in operation for a twelve month period. In the case of the private investment partnerships, performance fees are not earned until the first anniversary of each limited partner's initial investment date. After such anniversary date, performance fees are earned at the end of each fiscal year. Two of the funds to which the Company is the investment advisor have been managed by the Company during the full twelve month period in 1996. The third and fourth funds were formed in April 1996 and June 1996, respectively and, therefore, have generated limited management fees and no performance fees during the year ended December 31, 1996.

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

EXPENSES

1996 COMPARED TO 1995

     Marketing, general and administrative expenses increased from $1,399,042 for the year ended December 31, 1995 to $2,640,504 for the year ended December 31, 1996. Expenses incurred in 1996 include a write-down of $559,250 relating to two promissory notes held by the Company, which are secured by Whitewing stock. The notes, which are currently past due, have been written down to the market value price of the collateral held by the Company as of December 31, 1996. The Company intends to collect on these notes and will take such action deemed by the Company to be necessary and appropriate to ensure that these notes do not remain outstanding for an extended period of time. Expenses in 1996 also include the consolidation of the accounts of CombiMatrix of $420,887, which were not present in 1995 as CombiMatrix commenced operations in 1996.

     Actual marketing, general and administrative expenses incurred in 1996, less the write down and expenses related to CombiMatrix, were $1,660,367, which represents an increase over 1995 expenses of 18.7%. This increase is primarily due to increased costs of operating a public company as well as those costs incurred in the acquisition of additional business ventures and the further development of the Company's investment advisory services, including additional accounting, legal, printing, and other professional costs, which were not incurred in 1995. Salary expenses increased approximately $95,000 in 1996 primarily due to increases in two officers' salaries and an increase in personnel. Although, in general, the Company has experienced increased costs since becoming a public company, the Company did not incur certain expenses associated with the raising of capital, which has occurred in previous years.

1995 COMPARED TO 1994

     Marketing, general and administrative expenses increased from $724,156 for the year ended December 31, 1994 to $1,399,042 for the year ended December 31, 1995. This increase is primarily due to increased costs of operating a public company including additional accounting, legal, printing and other professional costs which were not incurred in 1994.

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

     Based on this interpretation, the Company has restated its financial position to reflect the tax savings in the year that the options are exercised, and the entry will be reported as an increase to common stock and a reduction of income taxes payable. The amount of this entry may vary depending on the details of the option and when it is exercised.

1996 COMPARED TO 1995

     For the year ended December 31, 1996, the Company recorded an income tax provision of $606,141, as compared to an income tax provision of $287,817 for the same period in fiscal 1995. This increase is primarily due to the deferred tax liability associated with the unrealized gain on the issuance of Whitewing stock and amounts currently payable that are associated with the management fee earned by the Company for its management and consulting services to Soundview Technologies. Prior to the restatement, the Company reported an income tax provision of $55,756 for the 1995 fiscal year.

     Net income for 1996 was $293,009, compared to $1,831,311 in 1995. This decrease is primarily attributable to the Company's decision to limit the sale of securities held in its emerging companies. Net income for fiscal year 1995 was reported as $2,063,372 prior to the restatement.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used by operating activities in 1996 was $1,913,829, compared with $1,496,657 in 1995, and $695,590 in 1994. Growth in working capital requirements in all three years reflected the Company's increased business activities. During 1996, the Company's emphasis was on the acquisition and development of new business enterprises. The Company invested a total of $3,000,000 in 1996 in three additional start-up ventures as well as purchased an interest in a new private investment partnership of which the Company is a general partner. During 1995, the Company invested a total of $750,000 in the acquisition of one start-up venture and became the general partner of its first private investment partnership in which it purchased an interest. Activities related to the disposition of securities decreased from proceeds of $3,205,496 from such sales in 1995 to proceeds of $2,049,051 in 1996. Overall net cash used by investing activities was $446,821 in 1996, compared to net cash provided by investing activities of $707,328 in 1995 and $19,477 in 1994.

     As of December 31, 1996, the Company had cash and cash equivalents of $292,701, $116,450 of which was cash held by CombiMatrix. In addition, the Company had working capital of $1,437,271, and a ratio of current assets to current liabilities of 3.1 to 1. As of December 31, 1996, the Company had issued a short-term non-interest bearing note with a balance of $552,500 in connection with the investment by the Company in Greenwich Information Technologies LLC. Subsequent to a payment in the amount of $27,500 by the Company to Greenwich, the Company issued a Promissory Note in the principal amount of $525,000, whereby the Company will make payments to Greenwich Information Technologies of a minimum of $25,000 each month from February 1, 1997 through July 1, 1997; $50,000 each month from August 1, 1997 to December 1, 1997; and pay the outstanding principal plus any accrued and unpaid interest by December 31, 1997. The Note bears a simple interest rate of 6.5% per annum. The Company also executed a Pledge Agreement in connection with the Promissory Note whereby the Company pledged a portion of its membership interest in Greenwich Information Technologies, while retaining voting and distribution rights to such membership interest, in order to secure the Company's obligations under the Promissory Note. Should the Company default on the Promissory Note, the Company could lose a substantial portion of its membership interest. As of March 28, 1997, the Company has paid $75,000 towards the note and has a principal balance owing of $450,000.

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

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  1,2  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                           PAGE
                                                                           ----
               Independent Auditor's Report. . . . . . . . . . . . . . .   F-1
               Consolidated Balance Sheets as of December 31, 1996
                 and 1995. . . . . . . . . . . . . . . . . . . . . . . .   F-2
               Consolidated Statements of Operations for the
                 Years Ended December 31, 1996, 1995, and 1994 . . . . .   F-3
               Consolidated Statements of Stockholders' Equity for
                 the Years Ended December 31, 1996, 1995, and 1994 . . .   F-4
               Consolidated Statements of Cash Flows for the Years
                 Ended December 31, 1996, 1995, and 1994 . . . . . . . .   F-5
               Notes to Consolidated Financial Statements. . . . . . . .   F-6

          3. EXHIBITS. The following exhibits are either filed herewith or incorporated herein by reference:

               3.1  Articles of Incorporation, as amended*
               3.2  Amended and Restated Bylaws**
               10.1 Lease of Company's Executive Offices at 12 South Raymond
                    Avenue, Pasadena, California 91105*
               10.2 Company's 1993 Stock Option Plan*
               10.3 Form of Stock Option Agreement*
               10.4 Company's 1996 Stock Option Plan***
               10.5 Letter Agreement between Company and Greenwich Information
                    Technologies regarding attached Promissory Note and Pledge
                    Agreement.
               21   Subsidiaries
               27   Financial Data Schedule
               *    Incorporated by reference from the Company's Registration
                    Statement on Form SB-2 (33-87368-L.A.), which became effective under the Securities Act of 1933, as amended, on June 15, 1995.

               ** Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 1996.

               *** Incorporated by reference from the Company's Registration Statement on Form S-8 filed on February 21, 1997.


     (b)  REPORTS ON FORM 8-K.

          None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  August 13, 1997        __________________


                               /s/ PAUL R. RYAN
                               -----------------------
                               Paul R. Ryan
                               Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                 TITLE                        DATE

/s/ R. BRUCE STEWART
---------------------         Chairman of the Board of           August 13, 1997
R. Bruce Stewart              Directors, Chief Financial
                              Officer (Principal Financial
                              and Accounting Officer)

/s/ PAUL R. RYAN
------------------------      Chief Executive Officer and        August 13, 1997
Paul R. Ryan                  President (Principal Executive
                              Officer)

/s/ KATHRYN KING-VAN-WIE
------------------------      Chief Operating Officer and        August 13, 1997
Kathryn King-Van-Wie          Secretary

/s/ BROOKE P. ANDERSON
-----------------------       Director                           August 13, 1997
Brooke P. Anderson

/s/ FRED A. DE BOOM
------------------------      Director                           August 13, 1997
Fred A. de Boom

/s/ EDWARD W. FRYKMAN
------------------------      Director                           August 13, 1997
Edward W. Frykman

                                FINOCCHIARO & CO.
                     150 East Colorado Boulevard, Suite 201
                           Pasadena, California  91105
                             Telephone (818)449-6300
                                Fax (818)449-6299


                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and the Board of Directors
Acacia Research Corporation

We have audited the accompanying consolidated balance sheets of Acacia Research Corporation as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years ended December 31, 1996. These financial statements are the responsibility of Acacia Research Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Acacia Research Corporation as of December 31, 1996 and 1995, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, and as required by generally accepted accounting principles, Acacia Research Corporation has restated its financial statements for the years ended December 31, 1995 and 1994, to reflect a change in its accounting for deferred tax benefits and its investment in Whitewing Labs, Inc. to the equity method and its financial statements for the year ended December 31, 1996 to reflect a change in its accounting for its investment in CombiMatrix Corporation to the consolidated method.


/s/ FINOCCHIARO & CO.

Pasadena, California
July 31, 1997

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31, 1996 and 1995

                                           December 31, 1996   December 31, 1995
                                           -----------------   -----------------
ASSETS
Current assets
  Cash and cash equivalents                   $  292,701          $  788,611
  Distributions receivable                       400,000                   0
  Notes receivable                               820,500           1,846,000
  Receivables from affiliates                     52,592             176,885
  Other receivables                              295,546              74,994
  Prepaid expenses                               219,027              12,948
  Deferred tax benefit                               272              15,820
                                              ----------          ----------
          Total current assets                 2,080,638           2,915,258

  Equipment, furniture, and fixtures             202,049              63,569

Other assets
  Equity in unconsolidated subsidiaries,
    at equity                                  1,494,671                   0
  Investment in unconsolidated subsidary,
    at cost                                    1,233,000                   0
  Partnership interests, at equity               625,405             821,023
  Deferred tax benefit                                 0              40,463
  Organization costs, net of accumulated
    amortization of $3,367 and $2,045              3,169               3,641
                                              ----------          ----------
  Total assets                                $5,638,932          $3,843,954
                                              ----------          ----------
                                              ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses       $   90,599          $  129,066
  Deficit interest in unconsolidated
    subsidiary, at equity                              0             114,247
  Income taxes payable                                 0             110,471
  Note payable                                   552,500                   0
                                              ----------          ----------
          Total current liabilities              643,099             353,784

  Deferred tax liability                         193,503               4,195
                                              ----------          ----------
          Total liabilities                      836,602             357,979

Commitments and contingencies

Minority interest                                380,329              10,796

Stockholders' equity
  Common stock, no par value, 10,000,000
    shares authorized, 1,970,672 shares in
    1996 and 1,862,672 shares in 1995
       issued and outstanding                  4,081,993           3,547,680
  Retained earnings                              428,760             135,751
  Less stock subscription receivable             (88,752)           (208,252)
                                              ----------          ----------
          Total stockholders' equity           4,422,001           3,475,179
                                              ----------          ----------
  Total liabilities and stockholders' equity  $5,638,932          $3,843,954
                                              ----------          ----------
                                              ----------          ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 1996, 1995 and 1994


                                                   1996         1995         1994
                                                ----------   ----------   ----------
Revenues
  Gains on sales of securities, net             $  876,499   $3,194,241   $        0
  Gain on issuance of stock by equity investee   1,066,408            0            0
  Equity in earnings of investments               (175,689)     271,023     (137,782)
  Management fees                                1,458,078        2,880            0
  Interest income                                  113,049       49,567       37,502
                                                ----------   ----------   ----------
  Total revenues                                 3,338,345    3,517,711     (100,280)

Marketing, general, and administrative           2,640,504    1,399,042      724,156
                                                ----------   ----------   ----------
Income (loss) before minority interest and         697,841    2,118,669     (824,436)
  taxes
Minority interest in net loss of
  consolidated subsidiary                         (201,309)        (459)           0
                                                ----------   ----------   ----------
Income (loss) before provision for
  income taxes                                     899,150    2,119,128     (824,436)

Provision (benefit) for income taxes               606,141      287,817        3,541
                                                ----------   ----------   ----------
Net income (loss)                               $  293,009   $1,831,311    $ (827,977)
                                                ----------   ----------   ----------
                                                ----------   ----------   ----------

Earnings per common share
  Primary                                            $0.11        $0.72        ($0.35)
  Fully diluted                                      $0.11        $0.72        ($0.35)

Weighted average shares outstanding
  Primary                                        2,680,433    2,558,647     2,357,050
  Fully diluted                                  2,680,433    2,558,647     2,357,050


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 1996, 1995 and 1994


                                                   Common        Common            Retained             Stock
                                                   Shares        Stock        Earnings (Deficit)    Subscriptions     Total
                                                   ------        ------       ------------------    -------------     -----
1994
Stockholders' equity at December 31, 1993         1,441,000    $1,647,608        $  (867,584)        $             $  780,024
Net loss                                                                            (827,977)                        (827,977)
Common stock issued                                 136,825       547,300                                             547,300
Issuance costs                                                    (97,399)                                            (97,399)
Common stock issued for stock subscriptions          25,000        50,000                              (50,000)             0
Compensation expense relating to stock options                     25,000                                              25,000
                                                  ---------    ----------        -----------         ---------     ----------
Stockholders' equity at December 31, 1994         1,602,825     2,172,509         (1,695,561)          (50,000)       426,948

1995
Net income                                                                         1,831,312                        1,831,312
Common stock issued                                 136,180       817,082                                             817,082
Issuance costs                                                   (167,974)                                           (167,974)
Stock options exercised                              74,500       183,375                                             183,375
Common stock issued for stock subscriptions          16,167        97,002                              (97,002)             0
Stock options exercised for stock subscriptions      33,000        61,250                              (61,250)             0
Tax benefit from nonstatutory stock options                       232,061                                             232,061
Compensation expense relating to stock options                    142,375                                             142,375
Stock warrants issued                                              10,000                                              10,000
                                                  ---------    ----------        -----------         ---------     ----------
Stockholders' equity at December 31, 1995         1,862,672     3,547,680            135,751          (208,252)     3,475,179

1996
Net income                                                                           293,009                          293,009
Stock options exercised                             108,000       215,500                                             215,500
Cash received for stock subscriptions                                                                  119,500        119,500
Tax benefit from nonstatutory stock options                       318,813                                             318,813
                                                  ---------    ----------        -----------         ---------     ----------
Stockholders' equity at December 31, 1996         1,970,672    $4,081,993        $   428,760         $ (88,752)    $4,422,001
                                                  ---------    ----------        -----------         ---------     ----------
                                                  ---------    ----------        -----------         ---------     ----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1996, 1995 and 1994


                                                          1996            1995           1994
                                                      -----------     -----------     ---------
Cash flows from operating activities:
  Net income (loss)                                   $   293,009     $ 1,831,311     $(827,977)
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                            31,151           9,681         6,517
  Deferred taxes                                          245,319         (54,715)        1,941
  Undistributed (earnings) loss of affiliate              175,689        (271,023)      137,782
  Gain on sales of securities                            (876,499)     (3,194,241)            0
  Minority interest in net loss                          (201,309)           (459)            0
  Gain on issuance of stock by equity investee         (1,066,408)              0             0
  Unrealized gain on trading securities                         0               0        (1,505)
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable,
    prepaid expenses, and other assets                   (358,962)        (14,782)      (33,397)
  Increase (decrease) in accounts payable,
    accrued expenses, income taxes payable,
    and other liabilities                                (155,819)        197,571        21,049
                                                      -----------     -----------     ---------
  Net cash used by operating activities                (1,913,829)     (1,496,657)     (695,590)

Cash flows from investing activities:
  Purchase of equity investments                       (3,000,000)       (750,000)            0
  Proceeds from sales of securities                     2,049,051       3,205,496             0
  Payment received on advances to affiliate               414,156         200,000             0
  Advances to affiliates                                 (369,597)        (62,638)      (40,000)
  Payment for acquisition of patent                       (53,637)
  Payment for other receivables                           (51,604)
  Collection of other receivables                          94,336
  Advance to officers                                           0               0        73,447
  Distributions receivable                               (400,000)              0             0
  Notes receivable                                              0      (1,846,000)            0
  Payments received and write-off
    on notes receivable                                 1,025,500               0             0
  Capitalized expenditures                               (155,026)        (39,530)      (13,970)
                                                      -----------     -----------     ---------
  Net cash provided (used) by investing activities       (446,821)        707,328        19,477

Cash flows from financing activities:
  Proceeds from note payable                              800,000               0             0
  Payments on note payable                               (248,143)              0             0
  Proceeds from line of credit                                  0       2,000,000             0
  Payments of line of credit                                    0      (2,000,000)            0
  Tax benefit from nonstatutory stock options             318,813         232,061             0
  Compensation from stock options                               0         142,375        25,000
  Issuance costs                                          (34,650)       (167,974)      (97,399)
  Proceeds from issuance of common stock                  693,720
  Proceeds from sale of common stock                      335,000       1,010,457       672,300
                                                      -----------     -----------     ---------
  Net cash provided by financing activities             1,864,740       1,216,919       599,901
                                                      -----------     -----------     ---------
Increase (decrease) in cash and cash equivalents         (495,910)        427,590       (76,212)

Cash and cash equivalents, beginning                      788,611         361,021       437,233
                                                      -----------     -----------     ---------
Cash and cash equivalents, ending                     $   292,701     $   788,611     $ 361,021
                                                      -----------     -----------     ---------
                                                      -----------     -----------     ---------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

     Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the laws of state of California. The Company provides investment advisory services, and also provides management services to, and makes direct investments in, new emerging corporations. The Company has significant economic interests in five companies that it has formed and takes an active role in each company's growth and advancement. These companies are: Whitewing Labs, Inc., MerkWerks Corporation, CombiMatrix Corporation, Soundview Technologies Incorporated, and Greenwich Information Technologies LLC. In addition, as a registered investment advisor, the Company is a general partner in two private investment partnerships and is an investment advisor to two offshore investment corporations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements for the year ended December 31, 1996 and 1995 include the accounts of the Company, MerkWerks Corporation, a 69% owned subsidiary developed by the Company and CombiMatrix Corporation, a 52% owned subsidiary acquired by the Company. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which the Company maintains an ownership interest of 20% to 50%, or exercises significant influence over operating and financial policies, are accounted for under the equity method. The cost method is used where the Company maintains ownership interest of greater than 5% and less than 20%, and does not exercise significant influence over the investee.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of ninety days or less when purchased to be cash equivalents. The Company invests excess cash in money market accounts.

     EQUIPMENT, FURNITURE, AND FIXTURES - Equipment, furniture, and fixtures are recorded at cost. Major additions and improvements are capitalized. When equipment, furniture, and fixtures are sold or otherwise disposed of, the assets account and related depreciation account are relieved, and any gain or loss is included in income for the period of sale or disposal. Depreciation is computed on the straight-line basis.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

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

     RESTATEMENT OF 1996 - The Company's December 31, 1996 consolidated financial statements have been restated to include the accounts of CombiMatrix Corporation on a consolidated basis. The Company's ownership interest in CombiMatrix Corporation exceeded 50% as of December 31, 1996, but was expected to decline below 50% based on planned offering's of common stock by CombiMatrix Corporation and, therefore, was previously reported under the equity method. However, the Securities and Exchange Commission believes that the exception for temporary control is applicable only, if control is likely to be lost in the near term as a result of the probable occurence of events that lie outside the Company's control. As a result of these changes, net income for 1996 decreased by $133,411 and earnings per share earnings decreased from $0.16 to $0.11. Total assets as of December 31, 1996 increased by $261,162 to $5,638,932.

3.   EQUIPMENT, FURNITURE, AND FIXTURES

     Equipment, furniture, and fixtures consist of the following at December 31, 1996 and December 31, 1995:

                                                     1996                1995
                                                   --------            --------
          Computer equipment                       $106,371            $ 45,730
          Furniture and fixtures                     89,172              34,260
          Laboratory equipment                       40,050                -
          Leasehold improvements                     11,892                -
                                                   --------            --------
                                                    247,485              79,990
          Accumulated depreciation                  (45,436)            (16,421)
                                                   --------            --------
          Total Equipment, Furniture,
            and Fixtures                           $202,049            $ 63,569
                                                   --------            --------
                                                   --------            --------

     Depreciation expense for the years ended December 31, 1996 and 1995 was $29,888 and 8,887, respectively.

4.   COMMITMENTS AND CONTINGENCIES

     LEASE OBLIGATIONS - As of December 31, 1996, the equipment, furniture and fixtures account included assets in the amount of $9,531 financed by capital lease agreements which will expire in 1999 and 2000. Accumulated depreciation includes approximately $1,900 of amortization related to assets financed by capital lease agreements. The amortization of assets under capital lease has been included in depreciation expense.

     The Company leases office facilities under operating leases through December 1998, with options to renew the leases at a rate determined by the Consumer Price Index at the time of renewal. The Company's current minimum monthly lease payment is $3,006. Rent expense for the years ended
     December 31, 1996 and 1995 was approximately $38,300 and $29,000, respectively.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   COMMITMENTS AND CONTINGENCIES (continued)

     At December 31, 1996, the future minimum lease payments for capital and operating leases equaled the following:

                                                    Capital         Operating
                                                    -------         ---------
          1997                                      $ 3,415          $36,072
          1998                                        3,415           36,072
          1999                                        3,023             -
          2000                                          793             -
                                                    -------         ---------
          Totals                                     10,646           72,144
          Less interest portion                      (2,653)            -
                                                    -------         ---------
          Minimum lease payments                    $ 7,993          $72,144
                                                    -------         ---------
                                                    -------         ---------

     LITIGATION - The Company has been named in a lawsuit filed by a former director and employee for alleged breach of contract. The suit asks for damages totalling $950,000. The Company's management cannot predict with certainty the outcome of this litigation, however, the impact of an adverse outcome on the Company's financial position or results of operations may be material.

5.   STOCK OPTIONS AND WARRANTS

     During 1993, the Company adopted a stock option plan (the "1993 Plan") which authorizes the granting of both options intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code of 1986 ("Incentive Stock Options") and stock options which are not intended to so qualify ("Nonstatutory Options") to officers, directors, employees, consultants, and others expected to provide significant services to the Company or its subsidiaries. The 1993 Plan, which covers an aggregate of 1,000,000 shares of common stock, was approved by the Board of Directors in October, 1993. The Company has reserved 1,000,000 shares of common stock in connection with the 1993 Plan. Under the terms of the 1993 Plan, options may be exercised upon terms approved by the Board of Directors of the Company, and expire at a maximum of ten years from the date of grant.Incentive Stock Options are granted at prices equal to or greater than fair market value at the date of grant. Nonstatutory Stock Options are generally granted at prices equal to or greater than 85% of the fair market value at the date of grant. At December 31, 1996 all shares available for grant under the 1993 Plan had been granted, and at December 31, 1995, there were 1,775 shares reserved for future grants of common stock options.

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

     The following is a summary of common stock options:

                                                                        Weighted
                                              Shares         Prices      Average
          ----------------------------------------------------------------------
          1994
          Balance at December 31, 1993        550,000      $1.50-$2.00   $1.59
          Options granted                     259,225      $1.50-$4.40   $2.05
          ----------------------------------------------------------------------
          1995
          Balance at December 31, 1994        809,225      $1.50-$4.40   $1.74
          Options granted                     294,000      $1.50-$5.25   $4.80
          Options exercised                  (107,500)     $1.50-$5.25   $2.28
          Options canceled                   (105,000)           $2.00   $2.00
          ----------------------------------------------------------------------
          1996
          Balance at December 31, 1995        890,725      $1.50-$5.25   $2.66
          Options granted                     421,775     $5.38-$10.50   $6.28
          Options exercised                  (108,000)     $1.50-$5.25   $2.00
          Options canceled                    (10,000)           $5.00   $5.00
          ----------------------------------------------------------------------
          Balance at December 31, 1996      1,194,500     $1.50-$10.50   $3.98
          ----------------------------------------------------------------------
          ----------------------------------------------------------------------
          Exercisable at December 31, 1996    712,500      $1.50-$5.75   $2.50
          ----------------------------------------------------------------------
          ----------------------------------------------------------------------

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation. This pronouncement establishes the accounting and reporting requirements using a fair value method of accounting for stock-based compensation plans. Under the new standard, the Company may either adopt the new fair value-based measurement method or continue to use the intrinsic value-based measurement method for stock-based compensation and provide pro forma disclosures of net income and earnings per share as if the measurement provisions of the pronouncement had been adopted. The Company has adopted only the disclosure requirements of SFAS No. 123; therefore, the adoption will have no effect on the Company's consolidated net earnings or cash flows.

     Had compensation expense related to stock options been reported in accordance with SFAS No. 123 the Company's net income and earnings per share would have been reduced to the pro forma amounts below:

                                                    1996           1995
                                                  --------      ----------
     Net Income, as reported                      $426,240      $1,831,311
     Net Income, Pro Forma                         402,104       1,656,051

     Primary earnings per share, as reported         $0.16           $0.72
     Primary earnings per share, Pro Forma           $0.15           $0.65

     Fully diluted earnings
       per share, as reported                        $0.16           $0.72
     Fully diluted earnings
       per share, Pro Forma                          $0.15           $0.65

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The following is a summary of notes receivable at December 31, 1996 and 1995:

                                                          1996         1995
                                                        --------    ----------
     Notes receivable due from stockholders, secured    $480,000    $  530,000
     Notes receivable, secured                           319,500     1,245,000
     Notes receivable, unsecured                          21,000        71,000
                                                        --------    ----------
       Total Notes Receivable                           $820,500    $1,846,000
                                                        --------    ----------
                                                        --------    ----------

     Subsequent to the balance sheet date the Company has collected $49,508 on the notes receivable outstanding as of December 31, 1996. Interest receivable on these notes amounted to approximately $85,500, and $13,200, as of December 31, 1996 and 1995, respectively.

7.   INVESTMENTS, AT EQUITY

     Investments carried at equity, and the Company's ownership in each consist of the following at December 31, 1996 and 1995:

                                                   1996     1995
                                                   ----     ----
       Whitewing Labs, Inc.                         18%      38%
       Acacia Capital Partners, L.P.                36%      60%
       Acacia Growth Fund, L.P.                     29%       0%
       Greenwich Information Technologies, LLC      30%       0%

     The investment in Whitewing Labs, Inc. is reported using the equity method. The Company maintains an ownership percentage of 18.4% as of December 31, 1996, and officers of the Company hold significant positions on the board of directors of Whitewing Labs, Inc. The investment in Whitewing Labs, Inc. is carried on the financial statements at a value of $640,101 at December 31, 1996, and $0 as of December 31, 1995. The market value of the Company's investment in Whitewing Labs, Inc. is approximately $1,064,918 based upon the closing market price of $2.00 per share as of December 31, 1996. The net losses attributable to the Company as equity owner of Whitewing Labs, Inc. exceeded the carrying value of the investment on the Company's financial statement by approximately $57,000 in 1995. Whitewing Labs, Inc. had total assets of $3,720,256 in 1996 and $5,901,956 in 1995, and net losses of $2,428,062, $69,554, and $336,544 in 1996, 1995, and
     1994, respectively.

     In September of 1996 the Company acquired an equity interest in Greenwich Information Technologies, LLC, a Delaware Limited Liability Company. As of December 31, 1996, the Company maintains a 30% ownership interest in the entity. The investment is carried on the balance sheet of the Company as of December 31, 1996 at a cost of $854,570.

     The Company records its investment in Acacia Capital Partners, L.P. at equity in accordance with authoritative pronouncements regarding investments in partnerships. The Company's carrying value with respect to Acacia Capital Partners, L.P. is $361,427 and $821,023, as of December 31, 1996 and 1995, respectively. Acacia Capital Partners, L.P. is a California limited partnership that invests primarily in large-cap U.S. equity securities.

     On April 1, 1996 the Company acquired an equity interest in Acacia Growth Fund, L.P. The Company's investment at December 31, 1996 is carried on these financial statements at $263,978. Acacia Growth Fund, L.P. is a California limited partnership that invests primarily in large-cap U.S. equity securities.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INVESTMENTS, AT COST

     In March 1996, the Company entered into an agreement with Soundview Technologies Incorporated. Under the terms of the agreement the Company would receive up to a 32% interest in the common stock of Soundview Technologies in exchange for the Company's raising capital and offering management assistance to Soundview Technologies. The Company received a management fee of $1,400,000 in the form of common stock for these services. As of December 31, 1996, the Company carries its investment in Soundview Technologies at $1,233,000, which represents a 16.4% ownership interest.

9.   NOTE PAYABLE

     As of December 31, 1996, the Company has a note payable to Greenwich Information Technologies LLC, which is in connection with the purchase of an equity interest in that entity. This note has a balance of $552,500 as of December 31, 1996. In February 1997, the Company signed a new note payable to Greenwich Information Technologies, which replaced the original note. The new note bears interest at 6.5%, and calls for monthly principal payments of $25,000 to $50,000 per month, with the final payment due in December 1997. The Company has pledged a portion of its membership interest in Greenwich Information Technologies as security for this note.

10.  PROVISION FOR INCOME TAXES

     Provision for income taxes consists of the following:

                                         FEDERAL         STATE          TOTAL
                                         --------------------------------------
          1996
          Current                        $277,565       $83,257       $360,822
          Deferred                        195,968        49,351        245,319
          1995
          Current                        $245,360       $97,172       $342,532
          Deferred                        (46,360)       (8,355)       (54,715)
          1994
          Current                        $    -         $ 1,600       $  1,600
          Deferred                          1,524           417          1,941

     A reconciliation of the Federal statutory tax rate and the effective tax rate is as follows:

                                                1996       1995       1994
                                                --------------------------
          Statutory Federal tax rate            34.0%      34.0%      0.0%
          State income taxes-net of
            federal benefit                      8.4        2.8       0.2
          Net operating loss carryforwards       0.0      (20.0)      0.0
          Tax benefit from nonstatutory
            options                             24.1        3.7       0.0
          Other, net                            (7.9)      (7.0)      0.2
                                                --------------------------
          Effective income tax rates            58.6%      13.5%      0.4%
                                                --------------------------
                                                --------------------------

     The Company utilized net operating loss carryforwards of $1,249,223 and $954,547 to offset taxable income for the year ended December 31, 1995 for federal and state of California purposes, respectively.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  PROVISION FOR INCOME TAXES (continued)

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following:

                                                    1996         1995
                                                  ---------------------
          DEFERRED TAX ASSETS:
          Tax basis of investments at equity      $      0      $40,463
          State income tax deductions                  272       15,820
                                                  ---------------------
          Deferred tax assets                     $    272      $56,283
                                                  ---------------------
                                                  ---------------------

          DEFERRED TAX LIABILITIES:
          Tax basis of investments at equity      $184,762      $     0
          Equipment, furniture & fixtures            8,741        4,195
                                                  ---------------------
          Deferred tax liabilities                $193,503      $ 4,195
                                                  ---------------------
                                                  ---------------------

     Deferred tax assets for 1995 have been restated to reflect the change in accounting of the tax benefits related to nonstatutory stock options. The restatement reduced deferred tax assets for 1995 by $619,353. The Company's income taxes currently payable for federal and state purposes have been reduced by the benefit derived from nonstatutory stock options by $232,061 in 1995, and $318,813 in 1996.

     The Company believes that all deferred tax assets as of December 31, 1996 are more likely than not to be realizable, therefore a valuation allowance has not been recorded.

11.  COMMON STOCK SUBSCRIPTIONS

     Common stock subscriptions as of December 31, 1996 and 1995 consist of promissory notes due from individuals on the purchase of common stock and the exercise of stock options. These notes generally bear interest at 4% to 5% per annum. The notes are due in full in 1997. As of December 31, 1996 and 1995 the outstanding balances due on these notes were $88,752 and $208,252, respectively. Other receivables include interest receivable of $5,700 for 1996, and $1,400 for 1995 on these notes. Subsequent to December 31, 1996, the Company has collected $28,752 on these notes.

12.  RECEIVABLES FROM AFFILIATES

     Receivables from affiliates generally represent advances to the Company's investments carried at equity and carried at cost. As of December 31, 1996, receivables from affiliates include advances for the benefit of Whitewing Labs, Inc. of approximately $37,000 and Soundview Technologies Incorporated of approximately $15,000. Subsequent to December 31, 1996 the Company has collected $26,587 from these balances.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  SUPPLEMENTAL CASH FLOW INFORMATION

     As disclosed in Note 4, the Company incurred a capital lease obligation of $2,922 in 1996, $6,609 in 1995, and $2,052 in 1994. Cash paid for the years ended December 31, 1996, 1995 and 1994 for interest was $1,511, $23,492 and $306, respectively. The Company paid cash for income taxes in the amount of $814 in 1994 and $251,885 in 1996.

15.  CONCENTRATION OF CREDIT RISK

     Notes receivable at December 31, 1996 and 1995 subject the Company to concentration on credit risk due to notes being due from two individuals. These notes are collateralized by common stock. The Company has determined that due to the fact that these notes are past due they should be reported on the balance sheet at the value of their collateral. As described in
     Note 6, the Company has charged income for $559,250 relative to these notes.

     The Company maintains its cash balances with financial and brokerage institutions located in Southern California. On December 31, 1996 the Company had no accounts which exceeded the insured amounts. As of December 31, 1995 the Company maintained balances of $669,405 in excess of insured amounts with these institutions.

16.  SEGMENT INFORMATION

     The results for the year ended December 31, 1996 and 1995 include the consolidated balances of MerkWerks Corporation. MerkWerks Corporations is engaged in the business of software development. As of December 31, 1996, there have been no sales related to those operations. These financial statements do include $86,285 in 1996 and $64,013 in 1995 of administrative expenses that were incurred by Merkwerks Corporation. The total assets of MerkWerks Corporation at December 31, 1996 and 1995 are $51,876 and $106,623. Assets of the subsidiary consist of cash, equipment, and organization costs, net of depreciation and amortization.

     The results for the year ended December 31, 1996 include the consolidated balances of CombiMatrix Corporation. CombiMatrix Corporation is engaged in the business of developing new technologies in the field of drug discovery. These financial statements include revenues of $10,715 and operating expenses of $420,887 from CombiMatrix Corporation. The total assets of CombiMatrix Corporation at December 31, 1996 were $261,162 and consisted of cash, prepaid expenses, patent, equipment and organization costs, net of depreciation and amortization.

     The revenues reported for the year ended December 31, 1996 consisted of transactions between several investors and the Company. Included in those revenues were sales to Dr. Robert Ching in the amount of $600,000.

     The revenues reported for the year ended December 31, 1995 consisted of transactions between several investors and the Company. Included in those revenues were sales to Wilfred Desrosiers in the amount of $1,125,000, sales to Dr. Robert Ching in the amount of $580,000, and sales to Mark Rosen in the amount of $510,000.

17.  1996 QUARTERLY INFORMATION (UNAUDITED)

     The following is selected unaudited quarterly information that reflects the inclusion of the accounts of CombiMatrix Corporation on a consolidated basis (See Note 2).

                      Quarter Ended       Quarter Ended      Quarter Ended
                      March 31, 1996      June 30, 1996      September 30, 1996
                     ---------------      -------------      ------------------
Total Revenue           $1,827,681         $1,439,708           $ 134,336
Net Income              $  879,790         $  552,105            (161,033)
Earnings Per Share      $     0.34         $     0.20              ($0.08)

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE I.  MARKETABLE SECURITIES, OTHER INVESTMENTS


---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
                Name                        Principal      Cost Basis    Market Value    Book Value
              of Issuer                   Amount/Shares     of Issue       of Issue       of Issue
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------
Whitewing Labs, Inc., common (1)              532,459      $   48,796     $1,064,918     $  640,101

Acacia Capital Partners, L.P.                 361,427         361,427        361,427        361,427

CombiMatrix Corporation, common             3,965,000          83,269      3,965,000              0

Acacia Growth Fund, L.P                       263,978         263,978        263,978        263,978

Greenwich Information Technologies LLC        854,570         854,570        903,090        854,570

Soundview Technologies Incorporated         1,233,000       1,233,000      1,233,000      1,233,000
                                                           ----------     ----------     ----------
Totals                                                     $2,845,040     $7,791,413     $3,353,076
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------


(1)  Total shares adjusted for 3 for 2 stock split, effective February 9, 1996.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SCHEDULE II.  AMOUNTS RECEIVABLE FROM RELATED PARTIES


----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
                                 Balance at
                                beginning of                                      Balance at
    Name of debtor                 period         Additions      Deductions      end of period
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
1996

Whitewing Labs                    $114,247         $  -           $114,247         $  -

Mark Rosen             (a)         520,000            -             10,000          510,000

William R. Tipton                   50,000            -             50,000            -

Dr. Robert Ching       (b)           -              100,000          -              100,000
                                  --------         --------       --------         --------
                                  $684,247         $100,000       $174,247         $610,000
                                  --------         --------       --------         --------
                                  --------         --------       --------         --------

1995

Whitewing Labs                    $314,247         $  -           $200,000         $114,247

Mark Rosen                           -              520,000          -              520,000

William R. Tipton                    -              100,000         50,000           50,000
                                  --------         --------       --------         --------
                                  $314,247         $620,000       $250,000         $684,247
                                  --------         --------       --------         --------
                                  --------         --------       --------         --------

1994

Whitewing Labs                    $274,247         $ 40,000       $  -             $314,247
                                  --------         --------       --------         --------
                                  --------         --------       --------         --------


(a) Note receivable, secured by common stock in Whitewing Labs and Acacia Research Corporation, bearing interest at 5% per annum in the face amount of $520,000. The note is due on demand. Subsequent to December 31, 1996, the Company received $28,508 in connection with this note.

(b)  This receivable was paid in full subsequent to December 31, 1996.