Form 10-Q/A
period 1997-03-31
ACACIA RESEARCH CORP
filed 1997-08-14
CIK 934549

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-Q/A


                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                            OF THE SECURITIES ACT OF 1934

For the Quarter Ended March 31, 1997                Commission File No. 0-26068


                             ACACIA RESEARCH CORPORATION
                             ---------------------------
                (Exact name of registrant as specified in its charter)
                        California                                          95-4405754
-----------------------------------------------------------     ------------------------------------
(State or other jurisdiction of incorporation organization)     (I.R.S. Employer Identification No.)


          12 South Raymond Avenue, Pasadena CA                                    91105
-----------------------------------------------------------     ------------------------------------
        (Address of principal executive offices)                               (Zip Code)

                        Registrant's telephone number, including area code:  (818) 449-6431

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

The Registrant submits its second amendment to its Form 10-Q for the period ended March 31, 1997 to restated its consolidated financial statements to include the accounts of CombiMatrix Corporation on a consolidated basis.

                        ACACIA RESEARCH CORPORATION

                             Table Of Contents



PART I.  FINANCIAL INFORMATION

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  Consolidated Balance Sheet.................................3

                  Consolidated Statement of Operations.......................4

                  Consolidated Statement of Cash Flows.......................5

                  Notes to Consolidated Financial Statements.................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..................................9


PART II. OTHER INFORMATION..................................................12

         Signature..........................................................13

ITEM 1. FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS

March 31, 1997 and December 31, 1996

                                                                   (Unaudited)
                                                                  March 31, 1997      December 31, 1996
                                                                 ----------------    -------------------
ASSETS
Current assets
    Cash and cash equivalents                                       $    512,775            $   292,701
    Distributions receivable                                                   0                400,000
    Notes receivable                                                     799,500                820,500
    Receivables from affiliates                                           46,588                 52,592
    Other receivables                                                    213,827                295,546
    Prepaid expenses                                                     233,373                219,027
    Deferred tax benefit                                                     272                    272
                                                                    ------------            ------------

              Total current assets                                     1,806,335              2,080,638

    Equipment, furniture, and fixtures                                   219,563                202,049

Other assets
    Investments in unconsolidated subsidiaries, at equity              1,341,889              1,494,671
    Investment in unconsolidated subsidary, at cost                    1,233,000              1,233,000
    Partnership interests, at equity                                     679,039                625,405
    Organization costs, net of accumulated amortization                    2,715                  3,169
                                                                    ------------            ------------

    Total assets                                                    $  5,282,541            $ 5,638,932
                                                                    ------------            ------------
                                                                    ------------            ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                           $    259,361            $    90,599
    Income taxes payable                                                     800                      0
    Legal settlement payable                                             460,000                      0
    Note payable                                                         450,000                552,500
                                                                    ------------            ------------

              Total current liabilities                                1,170,161                643,099

    Deferred tax liability                                               150,996                193,503
                                                                    ------------            ------------

              Total liabilities                                        1,321,157                836,602

Commitments and contingencies

Minority interest                                                        405,544                380,329

Stockholders' equity
    Common stock, no par value, 10,000,000 shares authorized,
      2,078,172 shares in 1997 and 1,970,672 shares in 1996
      issued and outstanding                                           4,255,743              4,081,993
   (Accumulated deficit) retained earnings                              (654,011)               428,760
   Less stock subscription receivable                                    (45,892)               (88,752)
                                                                    ------------            ------------

              Total stockholders' equity                               3,555,840              4,422,001
                                                                    ------------            ------------

    Total liabilities and stockholders' equity                      $  5,282,541           $  5,638,932
                                                                    ------------            ------------
                                                                    ------------            ------------

SEE ACCOMPANYING NOTES.
                                          3

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 1997 and 1996


                                                                    (Unaudited)         (Unaudited)
                                                               Three Months Ended   Three Months Ended
                                                                 March 31, 1997        March 31, 1996
                                                               -------------------  ------------------
Revenues
    Gains on sales of securities, net                                $  50,000             $  552,366
    Unrealized gain attributable to issuance of common
      stock by affiliate                                                     0              1,066,408
    (Losses) equity in earnings of investments                        (117,257)               174,766
    Management fees                                                     32,202                  6,225
    Interest income                                                     14,915                 27,916
                                                                    -----------           ------------

    Total revenues, net of investment (losses) income                  (20,140)             1,827,681

Legal settlement expense                                               460,000                      0

Marketing, general, and administrative                                 712,522                427,285
                                                                    -----------           ------------

(Loss) income before minority interest and taxes                    (1,192,692)             1,400,396

Minority interest in net loss of consolidated subsidiary               (69,784)                (6,625)
                                                                    -----------           ------------

(Loss) income before provision for income taxes                     (1,122,878)             1,407,021

(Benefit) provision for income taxes                                   (40,107)               527,231
                                                                    -----------           ------------

Net (loss) income                                                  $(1,082,771)            $  879,790
                                                                    -----------           ------------
                                                                    -----------           ------------

(Loss) earnings per common share
    Primary                                                             ($0.53)                 $0.34
    Fully diluted                                                       ($0.53)                 $0.33

Weighted average number of common and common equivalent
shares for computation of (loss) income per share
    Primary                                                           2,038,450             2,621,948
    Fully diluted                                                     2,038,450             2,665,035




SEE ACCOMPANYING NOTES.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 1997 and 1996
(Unaudited)

                                                                                    (Unaudited)               (Unaudited)
                                                                                 Three Months Ended       Three Months Ended
                                                                                    Mar. 31, 1997           Mar. 31, 1996
                                                                                 -------------------      -------------------
Cash flows from operating activities:

Net (loss) income                                                                 $ (1,082,771)                $  879,790
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
    Legal settlement expense                                                           460,000                          0
    Depreciation and amortization                                                       12,529                      4,001
    Deferred taxes                                                                     (42,507)                   473,288
    Gains on sales of securities                                                       (50,000)                  (552,366)
    Undistributed loss (earnings) of affiliates                                        117,257                   (174,766)
    Minority interest in net loss                                                      (69,784)                    (6,625)
    Unrealized gain attributable to issuance of common stock by affiliate                    0                 (1,066,408)
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable,
      prepaid expenses, and other assets                                                49,263                    (66,014)
    Increase (decrease) in accounts payable,
      accrued expenses, and income taxes payable                                       169,562                    (85,078)
                                                                                  -------------               -------------

    Net cash (used in)  operating activities                                          (436,451)                  (594,178)

Cash flows from investing activities:

    Purchase of equity investments                                                           0                   (200,000)
    Payment received on advances to affiliate                                           10,592                    114,247
    Advances to affiliates                                                              (4,588)                   (66,300)
    Proceeds from sales of securities                                                   50,000                    564,800
    Distributions received                                                             400,000                          0
    Payments received on notes receivable                                               21,000                    356,249
    Capital expenditures                                                               (29,589)                   (16,833)
                                                                                  -------------               -------------

    Net cash provided by investing activities                                          447,415                    752,163

Cash flows from financing activities:

    Payments on notes payable                                                         (102,500)                         0
    Proceeds from common stock subscriptions                                            95,000                    115,000
    Proceeds from sale of common stock                                                 216,610                     26,750
                                                                                  -------------               -------------

    Net cash provided by financing activities                                          209,110                    141,750
                                                                                  -------------               -------------

Increase in cash and cash equivalents                                                  220,074                    299,735

Cash and cash equivalents, beginning                                                   292,701                    788,611
                                                                                  -------------               -------------

Cash and cash equivalents, ending                                                   $  512,775                 $1,088,346
                                                                                  -------------               -------------
                                                                                  -------------               -------------



SEE ACCOMPANYING NOTES

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company and its subsidiaries at March 31, 1997 and the consolidated results of operations and cash flows for the three months ended March 31, 1997 and 1996. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996. The Company's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

                                                    For Three Months Ended
                                                    ----------------------
                                             March 31, 1997     March 31, 1996
                                             --------------    ---------------

    Basic (loss) earnings per share              ($0.53)             $0.47
    Diluted (loss) earnings per share            ($0.53)             $0.33


RESTATEMENT OF 1996 AND THE THREE MONTHS ENDED MARCH 31, 1997. The Company's consolidated financial statements for the year ended December 31, 1996 and the three months ended March 31, 1997 and March 31, 1996 have been restated to include the accounts of CombiMatrix Corporation on a consolidated basis. The Company's ownership interest in CombiMatrix exceeded 50% as of December 31, 1996, but was expected to decline below 50% based on planned offerings of common stock by CombiMatrix Corporation and, therefore, was previously reported under the equity method. However, the Securities and Exchange Commission has determined that the exception for temporary control is applicable only if control is likely to be lost in the near term as a result of the probable occurrence of events that lie outside of the Company's control.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  COMMITMENTS AND CONTINGENCIES

    LITIGATION SETTLEMENT - On May 7, 1997, the Company entered into a Settlement Agreement terminating a lawsuit brought by Ann P. Hodges, a former director of the Company, and her husband Christopher D. Hodges. The suit alleged that the Company breached a contract with Ann Hodges by improperly refusing to permit her to exercise an option to purchase 100,000 shares of common stock of the Company, and sought $950,000 in damages from the Company. Under the terms of the Settlement Agreement, the Hodges will receive $25,000 in cash and options to purchase 120,600 shares of the Company's Common Stock at an exercise price equal to $4.25 per share. The underlying shares will vest over a period of 18 months, and remain exercisable to the extent the Hodges realize total profits of up to $475,000 (measured as the aggregate difference between the market value of the shares on the date of exercise and the exercise price). If, following the exercise or termination of the option, the Hodges have not realized profits of $475,000, the Company would be obligated to make a cash payment to the Hodges equal to the shortfall. For the purposes of these financial statements, the estimated fair value of this settlement is $460,000, which has been charged to legal settlement expense in the consolidated statement of operations for the three months ended March 31, 1997.

4.  NOTES RECEIVABLE

    As of March 31, 1997 and 1996, the Company held promissory notes from individuals related to the sale of common stock owned by the Company in Whitewing Labs, Inc. These notes generally bear interest at 5% per annum and are generally secured by the common stock sold.

    The following is a summary of notes receivable at March 31, 1997 and December 31, 1996:

                                                           1997         1996
                                                        ---------    ---------

    Notes receivable due from stockholders, secured    $  560,000   $  560,000
    Notes receivable, secured                             798,750      798,750
    Notes receivable, unsecured                                 -       21,000
                                                       ----------   ----------

                                                        1,358,750    1,379,750

    Less: allowance for losses                           (559,250)   (559,250)
                                                       ----------   ----------

          Total notes receivable                       $  799,500   $  820,500
                                                       ----------   ----------
                                                       ----------   ----------

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

RESULTS OF OPERATIONS

    REVENUES

    The Company reported revenues net of investment losses of $20,140 in the three months ended March 31, 1997 compared to revenues of $1,827,681 for the three months ended March 31, 1996.

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

    EQUITY (LOSSES) IN EARNINGS OF INVESTMENTS. The Company reported losses attributable to earnings of investments of $117,257 for the three months ended March 31, 1997, compared to earnings of $174,766 for the year-earlier period. Such losses for the period ended March 31, 1997 are comprised of a gain of $38,095 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of $118,180 for the Company's investment in Whitewing Labs, and a loss of $34,602 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting. Such losses during the three months ended March 31, 1997 also included a loss of $2,570 attributable to the Company's investment in CombiMatrix.

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

    EXPENSES

    Marketing, general and administrative expenses increased from $427,285 for the three months ended March 31, 1996 to $712,522 for the three months ended March 31, 1997. This increase is primarily due to costs associated with the Company's efforts in developing its various business enterprises and exploring new opportunities for the Company and its affiliates and, to some extent, costs incurred in the litigation and settlement of a lawsuit as well as expenses incurred by CombiMatrix during the three months ended in 1997 compared to virtually no such expenses during the same period in 1996. Salary expenses for the period ended March 31, 1997 increased due to increases in salaries and an increase in personnel.

    The Company also incurred a one-time charge of $460,000 relating to a legal settlement. Management of the Company believes that settling this litigation on the agreed upon terms prevented unnecessary litigation costs as well as the unnecessary diversion of Company resources and was in the best interests of the Company (See "PART II. - OTHER INFORMATION - Item I. Legal Proceedings").

    PROVISION FOR INCOME TAXES

    For the three month period ended March 31, 1997, the Company recorded a benefit of $40,107 as compared to an income tax expense of $527,231 for the same period in fiscal 1996. The difference is attributable to losses during the three months ended March 31, 1997 versus income generated during the three months ended March 31, 1996.

    INFLATION

    Inflation has not had a significant impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had cash and cash equivalents of $512,775, working capital of $636,174, and a ratio of current assets to current liabilities of 1.5 to 1. During the period ended March 31, 1997, the Company issued a Promissory Note to Greenwich Information Technologies LLC in the principal amount of $525,000, whereby the Company will make payments to Greenwich Information Technologies of a minimum of $25,000 each month from February 1, 1997 through July 1, 1997; $50,000 each month from August 1, 1997 to December 1, 1997; and pay the outstanding principal plus any accrued and unpaid interest by December 31, 1997. The Note bears a simple interest rate of 6.5% per annum. The Company also executed a Pledge Agreement in connection with the Promissory Note whereby the Company pledged a portion of its membership interest in Greenwich Information Technologies, while retaining voting and distribution rights to such membership interest, in order to secure the Company's obligations under the Promissory Note. Should the Company default on the Promissory Note, the Company could lose a substantial portion of its membership interest. As of March 31, 1997, the Company has paid $75,000 towards the note and has a principal balance owing of $450,000.

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

                                                  For Three Months Ended
                                                  ----------------------
                                             March 31, 1997     March 31, 1996
                                             --------------     --------------

    Basic (loss) earnings per share             ($0.53)              $0.47
    Diluted (loss) earnings per share           ($0.53)              $0.33


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

ACACIA RESEARCH CORPORATION

By:    /s/  R. BRUCE STEWART
       -------------------------------------------------------
       R. Bruce Stewart
       Chief Financial Officer (principal financial officer)

Date:  August 13, 1997