Form 10-Q
period 1997-06-30
ACACIA RESEARCH CORP
filed 1997-08-14
CIK 934549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For the Quarter Ended June 30, 1997     Commission File No. 0-26068


                           ACACIA RESEARCH CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

         California                                      95-4405754
-------------------------------------       ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation organization)


 12 South Raymond Avenue, Pasadena CA                       91105
-------------------------------------       ------------------------------------
 (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code:  (818) 449-6431


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No           .
                                                   ------      -----------

At June 30, 1997, 2,381,372 shares of common stock, no par value, of the Registrant were outstanding.

                           ACACIA RESEARCH CORPORATION

                                Table Of Contents



PART I.   FINANCIAL INFORMATION

          ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                    Consolidated Balance Sheet . . . . . . . . . . . . . . 3

                    Consolidated Statement of Operations . . . . . . . . . 4

                    Consolidated Statement of Cash Flows . . . . . . . . . 5

                    Notes to Consolidated Financial Statements . . . . . . 6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . 9


PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . .13

          Signature. . . . . . . . . . . . . . . . . . . . . . . . . . . .15

ITEM 1. FINANCIAL STATEMENTS
ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS

June 30, 1997 and December 31, 1996


                                                          (Unaudited)
                                                         June 30, 1997       December 31, 1996
                                                       ------------------   -------------------
ASSETS
Current Assets
     Cash and cash equivalents                          $  1,808,614         $      292,701
     Distributions receivable                                      0                400,000
     Notes receivable                                        799,500                820,500
     Receivables from affiliates                                   0                 52,592
     Other receivables                                       192,277                295,546
     Prepaid expenses                                        155,265                219,027
     Deferred tax benefit                                          0                    272
                                                       ------------------   -------------------

               Total current assets                        2,955,656              1,980,638

     Equipment, furniture, and fixtures                      206,839                202,049

Other assets
     Investments in unconsolidated subsidiaries,
       at equity                                           1,283,635              1,494,671
     Investment in unconsolidated subsidary, at cost       1,233,000              1,233,000
     Partnership interests, at equity                        504,389                625,405
     Deferred tax benefit                                    127,660                      0
     Organization costs, net of accumulated amortization       2,842                  3,169
                                                       ------------------   -------------------

     Total assets                                       $  6,314,021         $    5,638,932
                                                       ------------------   -------------------
                                                       ------------------   -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses                $  113,708         $      90,599
     Income taxes payable                                          0                     0
     Legal settlement payable                                435,000                     0
     Note payable                                            375,000               552,500
                                                       ------------------   -------------------

               Total current liabilities                     923,708               643,099

     Deferred tax liability                                  150,996               193,503
                                                       ------------------   -------------------

               Total liabilities                           1,074,704               836,602

Commitments and contingencies

Minority interest                                            401,360               380,329

Stockholders' equity
     Common stock, no par value, 10,000,000
       shares authorized, 2,381,372 shares in
       1997 and 1,970,672 shares in 1996
       issued and outstanding                              5,528,087             4,081,993
     (Accumulated deficit) retained earnings                (667,639)              428,760
     Less stock subscription receivable                      (31,492)              (88,752)
                                                       ------------------   -------------------

               Total stockholders' equity                  4,828,956             4,422,001
                                                       ------------------   -------------------

     Total liabilities and stockholders' equity         $  6,314,021         $   5,638,932
                                                       ------------------   -------------------
                                                       ------------------   -------------------

SEE ACCOMPANYING NOTES

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

For the Six Months Ended and For the Three Months Ended June 30, 1997 and 1996 (Unaudited)


                                                                      Six Months Ended                   Three Months Ended
                                                               June 30, 1997     June 30, 1996     June 30, 1997     June 30, 1996
                                                               --------------------------------  ---------------------------------

Revenues
  Gains on sales of securities, net                                  $50,000          $722,117                $0          $169,751
  Unrealized gain attributable to issuance of common stock
  by affiliate                                                             0         1,066,408                 0                 0
  Equity (losses) in earnings of investees                           (98,993)             (701)           15,694          (175,467)
  Management fees                                                    340,547         1,421,612           308,345         1,415,387
  Interest income                                                     20,332            57,953             5,417            30,037
                                                               --------------------------------  ---------------------------------

  Total revenues, net of investment income                           311,886         3,267,389           329,456         1,439,708

Legal settlement expense                                             460,000                 0                 0                 0

Marketing, general, and administrative                             1,229,678           993,251           517,156           565,966
                                                               --------------------------------  ---------------------------------

(Loss) income before minority interest and taxes                  (1,377,792)        2,274,138          (187,700)          873,742

Minority interest in net loss of consolidated subsidiary            (113,626)          (51,002)          (43,842)          (44,377)
                                                               --------------------------------  ---------------------------------

(Loss) income before provision for income taxes                   (1,264,166)        2,325,140          (143,858)          918,119

(Benefit) provision for income taxes                                (167,767)          893,245          (127,660)          366,014
                                                               --------------------------------  ---------------------------------

Net (loss) income                                                ($1,096,399)       $1,431,895          ($16,198)         $552,105
                                                               --------------------------------  ---------------------------------
                                                               --------------------------------  ---------------------------------

(Loss) earnings per common share
  Primary                                                             ($0.53)            $0.54            ($0.01)            $0.20
  Fully diluted                                                       ($0.53)            $0.54            ($0.01)            $0.20

Weighted average number of common and common equivalent
shares for computation of (loss) income per share
  Primary                                                          2,063,862         2,664,376         2,049,390         2,705,092
  Fully diluted                                                    2,063,862         2,664,376         2,049,390         2,705,092


SEE ACCOMPANYING NOTES

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Six Months Ended June 30, 1997 and 1996
(Unaudited)


                                                                         Six Months Ended    Six Months Ended
                                                                           June 30, 1997        June 30, 1996
                                                                         -----------------   -----------------

Cash flows from operating activities:

Net (loss) income                                                        $    (1,096,399)     $    1,431,895
Adjustments to reconcile net income to net
  cash (used in) provided by operating activities:
  Legal settlement expense                                                       435,000                   0
  Depreciation and amortization                                                   25,580              14,000
  Deferred taxes                                                                 (65,571)            315,367
  Gain on sales of securities                                                     50,000            (722,117)
  Undistributed (earnings) loss of affiliates                                    (98,993)               (701)
  Minority interest in net loss                                                 (113,626)            (51,002)
  Unrealized gain attributable to issuance of common stock by affiliate                0          (1,066,408)
Changes in assets and liabilities:
  (Increase) decrease in accounts receivable,
  prepaid expenses, and other assets                                             154,680            (222,026)
  Increase (decrease) in accounts payable,
  accrued expenses, and income taxes payable                                      23,109             286,556
                                                                         -----------------   -----------------

  Net cash (used in) provided by operating activities                           (686,220)            (14,436)

Cash flows from investing activities:

  Purchase of equity investments                                                 (50,000)         (1,600,000)
  Payment received on advances to affiliates                                      57,180             414,247
  Advances to affiliates                                                          (4,588)           (267,317)
  Distributions receivable                                                       400,000                   0
  Proceeds from sales of securities                                              300,000           1,039,117
  Payments received on notes receivable                                           21,000             446,250
  Capitalized expenditures                                                       (27,313)           (102,057)
                                                                         -----------------   -----------------

  Net cash used in (provided by) investing activities                            696,279             (69,760)

Cash flows from financing activities:

  Payments on notes payable                                                     (177,500)                  0
  Proceeds from sale of stock by subsidiary                                      180,000             511,820
  Proceeds from sale of common stock                                           1,503,354             196,500
                                                                         -----------------   -----------------

  Net cash provided by financing activities                                    1,505,854             708,320
                                                                         -----------------   -----------------

Increase  in cash and cash equivalents                                         1,515,913             624,124

Cash and cash equivalents, beginning                                             292,701             788,611
                                                                         -----------------   -----------------

Cash and cash equivalents, ending                                         $    1,808,614      $    1,412,735
                                                                         -----------------   -----------------
                                                                         -----------------   -----------------


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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company and its subsidiaries at June 30, 1997 and the consolidated results of operations and cash flows for the three and six months ended June 30, 1997 and June 30, 1996. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996. The Company's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

     (LOSS) INCOME PER COMMON SHARE - Income per common share for the three and six months ended June 30, 1996 has been computed based on the weighted average number of common shares outstanding plus the common shares that would be outstanding assuming conversion of common stock options and warrants, which are considered to be common stock equivalents, using the treasury stock method. Loss per common share for the three and six months ended June 30, 1997 has been computed based on the weighted average number of common shares outstanding, and excludes common stock equivalents because the effect of their inclusion on the loss per common share computation is anti-dilutive.

     NEW PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 becomes effective for the Company for the year ending December 31, 1997. Pro forma results for the second quarter of 1997 and 1996, assuming the application of SFAS 128, are as follows:

                                                   For Three Months Ended
                                                   ----------------------
                                                June 30, 1997  June 30, 1996
                                                -------------  -------------

           Basic (loss) earnings per share          ($0.01)         $0.29
           Diluted (loss) earnings per share        ($0.01)         $0.20


     RESTATEMENT OF 1996 AND THE THREE MONTHS ENDED MARCH 31, 1997. The Company's consolidated financial statements for the year ended December 31, 1996, including the period ended June 30, 1996, and the three months ended March 31, 1997, have been restated to include the accounts of CombiMatrix Corporation on a consolidated basis. The Company's ownership interest in CombiMatrix exceeded 50% as of December 31, 1996, but was expected to decline below 50% based on planned offerings of common stock by CombiMatrix Corporation and, therefore, was previously reported under the equity method. However, the Securities and Exchange Commission has determined that the exception for temporary control is applicable only if control is likely to be lost in the near term as a result of the probable occurrence of events that lie outside of the Company's control.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   COMMITMENTS AND CONTINGENCIES

     LITIGATION SETTLEMENT - On May 7, 1997, the Company entered into a Settlement Agreement terminating a lawsuit brought by Ann P. Hodges, a former director of the Company, and her husband Christopher D. Hodges. The suit alleged that the Company breached a contract with Ann Hodges by improperly refusing to permit her to exercise an option to purchase 100,000 shares of common stock of the Company, and sought $950,000 in damages from the Company. Under the terms of the Settlement Agreement, the Hodges have received $25,000 in cash and options to purchase 120,600 shares of the Company's Common Stock at an exercise price equal to $4.25 per share. The underlying shares will vest over a period of 18 months, and remain exercisable to the extent the Hodges realize total profits of up to $475,000 (measured as the aggregate difference between the market value of the shares on the date of exercise and the exercise price). If, following the exercise or termination of the option, the Hodges have not realized profits of $475,000, the Company would be obligated to make a cash payment to the Hodges equal to the shortfall. For the purposes of these financial statements, the estimated fair value of this settlement is $460,000, less the $25,000 cash they have received.

4.   NOTES RECEIVABLE

     As of June 30, 1997 and 1996, the Company held promissory notes from individuals related to the sale of common stock owned by the Company in Whitewing Labs, Inc. These notes generally bear interest at 5% per annum and are generally secured by the common stock sold.

     The following is a summary of notes receivable at June 30, 1997 and December 31, 1996:

                                                             1997        1996
                                                           -------    ---------
     Notes receivable due from stockholders, secured    $  560,000   $  560,000
     Notes receivable, secured                             798,750      798,750
     Notes receivable, unsecured                                -        21,000
                                                           -------    ---------
                                                         1,358,750    1,379,750

     Less: allowance for losses                           (559,250)    (559,250)
                                                           -------    ---------

     Total notes receivable                             $  799,500   $  820,500
                                                           -------    ---------
                                                           -------    ---------

     Interest receivable on these notes amounted to approximately $102,300, and $85,500, as of June 30, 1997 and December 31, 1996, respectively.

     The Company currently holds two promissory notes and one demand note, which are secured by Whitewing Labs, Inc. common stock. The makers of these notes have been delinquent in payments of principal of and interest on these notes. The Company recorded a write-down of $559,250 on two of these notes in December 1996 to reflect the then current market value of the Whitewing Labs, Inc. common stock held by the Company as collateral for the repayment of the notes. Although the Company continues to pursue the collection of amounts owing with respect to the three notes, should the Company not recover the amounts owing through routine collection procedures, the Company may consider foreclosing on the collateral or pursuing other available legal resources.

5.   NOTE PAYABLE

     As of June 30, 1997, the Company has a note payable to Greenwich Information Technologies LLC in connection with the purchase of an equity interest in that entity. This note has a balance of $375,000 as of June 30, 1997 and bears interest at 6.5% per annum. The note calls for monthly principal payments of $25,000 to $50,000 per month, with the final payment due in December 1997. The Company has pledged a portion of its membership interest in Greenwich Information Technologies as security for this note.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   COMMON STOCK SUBSCRIPTIONS

     Common stock subscriptions as of June 30, 1997 and December 31, 1996 consist of promissory notes due from individuals on the purchase of common stock and the exercise of stock options. These notes generally bear interest at 4% to 5% per annum. The notes are due in full in 1997. As of June 30, 1997 and December 31, 1996 the outstanding balances due on these notes were $31,492 and $88,752, respectively. Other receivables with respect to these notes include an interest receivable of $6,700 in 1997, and $5,700 in 1996. During July 1997, approximately $26,786 has been received toward the outstanding principal balance of $31,492.

7.   RECEIVABLES FROM AFFILIATES

     Receivables from affiliates generally represent advances to the Company's affiliates. At December 31, 1996, receivables from affiliates include advances to Whitewing Labs, Inc. of approximately $27,000 and Soundview Technologies of approximately $20,000. As of June 30, 1997, Whitewing Labs, Inc. and Soundview Technologies have paid advances due to the Company in full.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the consolidated balance sheet of the Company as of June 30, 1997, and on the operations of the Company for the period from January 1, 1997 to June 30, 1997. The following discussion compares the activities for the six and three months ended June 30, 1997 to the activities for the six and three months ended June 30, 1996. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

     REVENUES

     SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     The Company reported revenues of $311,886 in the six months ended June 30, 1997 compared to revenues of $3,267,389 for the six months ended June 30, 1996.

     GAINS ON SALES OF SECURITIES, NET.   Net gains on sales of securities
     decreased from $722,117 for the six months ended June 30, 1996 to $50,000 for the six months ended June 30, 1997. Such gain for the six months ended June 30, 1997 is comprised of gains on sales of interests in CombiMatrix Corporation. However, the Company continued to maintain a 51% ownership interest as of June 30, 1997. The year-earlier gain of $722,117 represents a gain primarily from sales of shares of CombiMatrix Corporation, and to a lesser extent of MerkWerks Corporation and Soundview Technologies Incorporated. During the six month period ended in 1997, the Company sold a smaller portion of its assets, focusing instead on the development of its various business interests. During the comparable period ended in 1996, the Company sold a larger portion of its holdings primarily to raise the capital necessary to acquire interests in new companies as well as provide working capital for ongoing operations. Until the Company generates sufficient revenue from operations of its various business concerns, the Company, from time to time, may sell a portion of its equity interests when that interest has appreciated to a value that management believes is prudent and market conditions are favorable. However, the Company intends to retain significant interests in its current and future holdings.

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

     EQUITY (LOSSES) IN EARNINGS OF INVESTMENTS. The Company reported losses attributable to earnings of investments of $98,993 for the six months ended June 30, 1997, compared to losses of $701 for the year-earlier period.
     Such losses for the period ended June 30, 1997 are comprised of a gain of $96,992 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of $142,434 for the Company's investment in Whitewing Labs, and a loss of $53,551 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting.

     MANAGEMENT FEES. For the six months ended June 30, 1997, management fee income, which includes a performance fee income, was $340,547 over management fee income of $1,421,612 generated during the first six months in 1996. The Company derived management fees in the period ended June 30, 1997 primarily from four investment funds managed by the Company.

     Of the total of $1,421,612 in management fees earned for the six month period ended June 30, 1996, $1,400,000 was paid to the Company by Soundview Technologies through the issuance of 1,400,000 shares of Soundview Technologies' common stock to the Company for providing management and consulting services, including assisting Soundview Technologies in raising $1,000,000 through the sale of Soundview Technologies' common stock at $1.00 per share.

     The balance of approximately $22,000 of management fee income recorded during the six months ended June 30, 1996 was derived from four investment funds managed by the Company. Two of these funds had been managed by the Company during the full six month period in 1996. The third fund and fourth fund were formed in April 1996 and June 1996, respectively and, therefore, generated limited management fees during the six month period ended June 30, 1996.

     THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     The Company reported revenues of $329,456 in the three months ended June 30, 1997 compared to revenues of $1,439,708 for the three months ended June 30, 1996.

     GAINS ON SALES OF SECURITIES, NET.   Net gains on sales of securities
     decreased from $169,751 for the three months ended June 30, 1996 to $0 for the comparable period ended June 30, 1997, as reported by the Company during the 1997 period.

     EQUITY (LOSSES) IN EARNINGS OF INVESTMENTS. The Company reported gains attributable to earnings of investments of $15,694 for the three months ended June 30, 1997, compared to losses of $175,467 for the year-earlier period. Such earnings for the three months ended June 30, 1997 are comprised of a gain of $58,897 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of $24,254 for the Company's investment in Whitewing Labs, and a loss of $18,949 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting.

     MANAGEMENT FEES. For the three months ended June 30, 1997, management fee income, which includes a performance fee income, was $308,345 over management fee income of $1,415,387 generated during the three months ended June 30, 1996. The Company derived management fees in the period ended June 30, 1997 primarily from four investment funds managed by the Company.

     Of the total of $1,415,387 in management fees earned for the three month period ended June 30, 1996, $1,400,000 was paid to the Company by Soundview Technologies through the issuance of 1,400,000 shares of Soundview Technologies' common stock to the Company for providing management and consulting services, including assisting Soundview Technologies in raising $1,000,000 through the sale of Soundview Technologies' common stock at $1.00 per share.

     The balance of approximately $15,000 of management fee income recorded during the three months ended June 30, 1996 was derived from four investment funds managed by the Company.

     EXPENSES

     SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     Marketing, general and administrative expenses increased from $993,251 for the six months ended June 30, 1996 to $1,229,678 for the six months ended June 30, 1997. This increase is primarily due to legal, accounting, printing, and other costs associated with the Company's efforts in further developing its business enterprises and exploring new opportunities for the Company and its affiliates and, to some extent, costs incurred in the litigation and settlement of a lawsuit as well as expenses incurred by CombiMatrix Corporation for a full six month period in 1997 compared to approximately three months of the same period in 1996.

     The Company also incurred a one-time charge of $460,000 relating to a legal settlement, which has been offset by a $25,000 cash payment. Management of the Company believes that settling this litigation on the agreed upon terms prevented unnecessary litigation costs as well as the unnecessary diversion of Company resources and was in the best interests of the Company.

     THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     Marketing, general and administrative expenses decreased from $565,966 for the three months ended June 30, 1996 to $517,156 for the three months ended June 30, 1997. This decrease is primarily due the absence of legal fees associated with the commencement of private investment funds as well as decreases in consulting fees.

     PROVISION FOR INCOME TAXES

     SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     For the six month period ended June 30, 1997, the Company recorded a benefit of $167,767 as compared to an income tax expense of $893,245 for the same period in fiscal 1996. In the current tax year, the Company has generated a net operating loss, which results in a tax benefit for the six months ended June 30, 1996 of $167,767.

     THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

     For the three month period ended June 30, 1997, the Company recorded a benefit of $127,660 as compared to an income tax expense of $366,014 for the same period in fiscal 1996. The difference is attributable to losses during the three months ended June 30, 1997 versus income generated during the three months ended June 30, 1996.

     INFLATION

     Inflation has not had a significant impact on the Company.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had cash and cash equivalents of $1,808,614, working capital of $2,031,948, and a ratio of current assets to current liabilities of 3.2 to 1. During the period ended June 30, 1997, the Company issued a Promissory Note to Greenwich Information Technologies LLC in the principal amount of $525,000, whereby the Company will make payments to Greenwich Information Technologies of a minimum of $25,000 each month from February 1, 1997 through July 1, 1997; $50,000 each month from August 1, 1997 to December 1, 1997; and pay the outstanding principal plus any accrued and unpaid interest by December 31, 1997. The Note bears a simple interest rate of 6.5% per annum. The Company also executed a Pledge Agreement in connection with the Promissory Note whereby the Company pledged a portion of its membership interest in Greenwich Information Technologies, while retaining voting and distribution rights to such membership interest, in order to secure the Company's obligations under the Promissory Note. Should the Company default on the Promissory Note, the Company could lose a substantial portion of its membership interest. As of June 30, 1997, the Company has paid $150,000 towards the note and has a principal balance owing of $375,000.

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


NEW PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 becomes effective for the Company for the year ending December 31, 1997. Pro forma results for the second quarter of 1997 and 1996, assuming the application of SFAS 128, are as follows:

                                          For Three Months Ended
                                          ----------------------
                                        June 30, 1997  June 30, 1996
                                        ----------------------------

     Basic (loss) earnings per share        ($0.01)          $0.29
     Diluted (loss) earnings per share      ($0.01)          $0.20


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



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES

SALES OF UNREGISTERED SECURITIES

In June 1997, the Company sold 290,200 units at a purchase price of $5.00 per unit, each unit representing one common stock purchase warrant and one share of the Company's common stock, to 37 accredited investors. Each common stock purchase warrant entitles its holder to purchase one share of the Company's common stock at an exercise price of $7.50 per share, subject to adjustment, and expires on June 8, 2000. Finders involved in this transaction received finders fees at a rate of $0.50 per unit placed and one finder warrant per ten units placed. Each finder warrant may be exercised prior to June 8, 2000 for one share of the Company's common stock at an exercise price of $5.50 per share, subject to adjustment. The Company's sale of these units was exempt from registration, as a private placement, under Section 3(b) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Additionally, in June 1997, the Company issued warrants representing the right to purchase 100,000 shares of the Company common stock, (subject to vesting) at an exercise price of $6.00 per share, to Cruttenden Roth Incorporated in connection with financial consulting services provided by that firm, and the Company granted an option to purchase 12,000 shares of the Company's common stock (subject to vesting) at an exercise price of $5.00 per share, in connection with services provided to the Company by a consultant. Each of these transactions was exempt from registration, as a private placement, under Section 4(2) of the Securities Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 22, 1997. The business at the meeting was the ratification of a proposed amendment to the Company's Bylaws to change the number of directors from five, as specified therein, to a variable number which shall be not less than five nor more than nine, to be determined by resolution of the Board of Directors, and the election of directors. Each of the proposals was adopted.

The number of votes for and withheld for the amendment to the Bylaws were as follows:

     For                  Against                Abstaining
     ------------------------------------------------------

     1,095,235             9,920                   4,800

The number of votes for and withheld for each director were as follows:

Name                        For                       Withheld
----                        ---                       --------

R. Bruce Stewart         1,855,372                     4,350
Brooke P. Anderson       1,855,372                     4,350
Fred A. de Boom          1,855,372                     4,350
Paul R. Ryan             1,855,372                     4,350
Edward W. Frykman        1,855,372                     4,350

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          3.2   Amended and Restated Bylaws
          10.6  Legal Settlement between the Company and Ann P. Hodges and
                Christopher D. Hodges
          10.7  Agreement between the Company and Cruttenden Roth Incorporated
          27    Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          Current report event date July 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By:     /s/ R. BRUCE STEWART
     -------------------------------------------------
     R. Bruce Stewart
     Chief Financial Officer (principal financial officer)

Date:  August 14, 1997