Form 10-Q
period 1997-09-30
ACACIA RESEARCH CORP
filed 1997-11-14
CIK 934549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES ACT OF 1934

For the Quarter Ended September 30, 1997            Commission File No. 0-26068

                            ACACIA RESEARCH CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              California                                       95-4405754
----------------------------------------                   ------------------
     (State or other jurisdiction                           (I.R.S. Employer
    of incorporation organization)                         Identification No.)

  12 South Raymond Avenue, Pasadena CA                            91105
----------------------------------------                   ------------------
(Address of principal executive offices)                       (Zip Code)

      Registrant's telephone number, including area code:  (626) 449-6431

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

At September 30, 1997, 2,863,872 shares of common stock, no par value, of the Registrant were outstanding.

                           ACACIA RESEARCH CORPORATION

                               Table Of Contents

PART I.   FINANCIAL INFORMATION

          ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                    Consolidated Balance Sheet...............................  3

                    Consolidated Statement of Operations.....................  4

                    Consolidated Statement of Cash Flows.....................  5

                    Notes to Consolidated Financial Statements...............  6

          ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS............  9


PART II.  OTHER INFORMATION.................................................. 13

          Signature.......................................................... 14

ITEM 1. FINANCIAL STATEMENTS
ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEET

September 30, 1997 and December 31, 1996

                                                                    (Unaudited)           (Restated)
                                                                 September 30, 1997   December 31, 1996
                                                                 ------------------   -----------------
ASSETS
Current Assets
    Cash and cash equivalents                                       $  1,306,959         $   292,701
    Distributions receivable                                                   0             400,000
    Notes receivable                                                     776,147             820,500
    Receivables from affiliates                                                0              52,592
    Other receivables                                                    212,599             295,546
    Prepaid expenses                                                      49,811             165,390
    Deferred income taxes                                                      0                 272
                                                                    ------------         -----------
           Total current assets                                        2,345,516           2,027,001

Equipment, furniture, and fixtures                                       223,281             202,049

Other assets
    Investments in unconsolidated subsidiaries, at equity              1,244,149           2,451,684
    Partnership interests, at equity                                     553,941             625,405
    Patent                                                             3,940,936              53,637
    Goodwill, net of accumulated amortization                            262,403                   0
    Deferred income taxes                                                127,660                   0
    Organization costs, net of accumulated amortization                   22,456               3,169
                                                                    ------------         -----------
           Total assets                                             $  8,720,342         $ 5,362,945
                                                                    ------------         -----------
                                                                    ------------         -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses                            $   110,672         $    90,599
    Legal settlement payable                                             435,000                   0
    Notes payable                                                        911,588             552,500
                                                                    ------------         -----------
           Total current liabilities                                   1,457,260             643,099

Deferred income taxes                                                    150,996             193,503
                                                                    ------------         -----------
           Total liabilities                                           1,608,256             836,602
                                                                    ------------         -----------

Commitments and contingencies

Minority interest                                                        167,797             380,329
                                                                    ------------         -----------

Stockholders' equity
    Common stock, no par value, 10,000,000 shares authorized,
         2,863,872 shares in 1997 and 1,970,672 shares in 1996
         issued and outstanding                                        8,758,337           4,081,993
    Warrants to purchase common stock                                     83,732                   0
    (Accumulated deficit) retained earnings                           (1,897,780)            152,773
    Less stock subscription receivable                                         0             (88,752)
                                                                    ------------         -----------
           Total stockholders' equity                                  6,944,289           4,146,014
                                                                    ------------         -----------
           Total liabilities and stockholders' equity               $  8,720,342         $ 5,362,945
                                                                    ------------         -----------
                                                                    ------------         -----------

SEE ACCOMPANYING NOTES.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

For the Nine Months and the Three Months Ended September 30, 1997
and 1996

(Unaudited)

                                                           Nine Months Ended              Three Months Ended
                                                                     (Restated)                        (Restated)
                                                   Sept. 30, 1997  Sept. 30, 1996   Sept. 30, 1997   Sept. 30, 1996
                                                   ------------------------------   -------------------------------
Revenues
  Gains on sales of securities, net                $     50,000     $   870,307      $          0     $   148,190
  Unrealized gain attributable to issuance
   of common stock by affiliate                               0       1,066,408                 0               0
  Equity in losses of investees                        (160,034)       (313,290)          (16,722)        (61,626)
  Management fees                                       389,437       1,430,207            48,890           8,595
  Interest income                                        37,516          89,580            17,184          31,627
                                                   ------------------------------   -------------------------------
  Net revenues                                          316,919       3,143,212            49,352         126,786
                                                   ------------------------------   -------------------------------

Marketing, general, and administrative expenses       1,488,195       1,152,913           572,350         293,631
Research and development expenses                       552,726         228,935           243,229          95,362
Amortization of patent and goodwill                     199,213           1,171           194,877             776
Legal settlement expense                                460,000               0                 0               0
                                                   ------------------------------   -------------------------------
  Total expenses                                      2,700,134       1,383,019         1,010,456         389,769
                                                   ------------------------------   -------------------------------

(Loss) income before minority interest and
 taxes                                               (2,383,215)      1,760,193          (961,104)       (262,983)

Minority interest in net loss of consolidated
 subsidiary                                            (165,866)        (83,906)          (52,240)        (32,904)
                                                   ------------------------------   -------------------------------
(Loss) income before provision for
income taxes                                         (2,217,349)      1,844,099          (908,864)       (230,079)

(Benefit) provision for income taxes                   (166,796)        831,750               971         (61,495)
                                                   ------------------------------   -------------------------------
Net (loss) income                                   ($2,050,533)    $ 1,012,349         ($909,835)      ($168,584)
                                                   ------------------------------   -------------------------------
                                                   ------------------------------   -------------------------------

(Loss) earnings per common share
  Primary                                                ($0.89)          $0.38            ($0.32)         ($0.09)
  Fully diluted                                          ($0.89)          $0.38            ($0.32)         ($0.09)

Weighted average number of common and common
 equivalent shares for computation of (loss)
 income per share
  Primary                                             2,312,438       2,670,234         2,800,486       1,924,574
  Fully diluted                                       2,312,438       2,670,234         2,800,486       1,924,574

SEE ACCOMPANYING NOTES.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 1997 and 1996
(Unaudited)

                                                                               Nine Months Ended     Nine Months Ended
                                                                                Sept. 30, 1997         Sept. 30, 1996
                                                                               -----------------     -----------------
Cash flows from operating activities:

Net (loss) income                                                                  $(2,050,553)          $ 1,012,349
Adjustments to reconcile net income to net
 cash (used in) provided by operating activities:
     Legal settlement expense                                                          435,000                     0
     Depreciation and amortization                                                     252,169                21,554
     Deferred income taxes                                                            (169,895)              497,109
     Gain on sales of securities                                                             0              (870,307)
     Equity in losses of affiliates                                                    160,034               313,290
     Minority interest in net loss                                                    (165,866)              (83,906)
     Unrealized gain attributable to issuance of common stock by affiliate                   0            (1,066,408)
     Issuance of warrants for services                                                  83,732                     0
Changes in assets and liabilities:
     (Increase) decrease in accounts receivable, prepaid expenses,
       and other assets                                                                179,239              (483,432)
     Increase (decrease) in accounts payable, accrued expenses, and
       income taxes payable                                                             20,073                46,252
                                                                               -----------------     -----------------
     Net cash (used in) operating activities                                        (1,256,067)             (613,499)

Cash flows from investing activities:

     Contribution of capital by minority stockholders                                  534,937                     0
     Purchase of equity investments                                                          0            (3,000,000)
     Payment received on advances to affiliates                                         52,592               414,247
     Advances to affiliates                                                                  0              (371,833)
     Distributions from partnerships                                                   400,000                     0
     Proceeds from sales of securities                                                       0             1,624,051
     Payments for other receivables                                                          0               (50,554)
     Payments received on notes receivable                                              44,353               446,250
     Payment for purchase of Soundview Technologies, net of cash acquired             (131,604)                    0
     Capitalized expenditures                                                          (58,822)             (130,859)
                                                                               -----------------     -----------------
     Net cash used in (provided by) investing activities                               841,456            (1,068,698)

Cash flows from financing activities:

     Payments on notes payable                                                        (540,912)                    0
     Proceeds from note payable                                                              0               800,000
     Proceeds from exercise of stock options                                           429,750                     0
     Proceeds from issuance of common stock                                                  0               646,470
     Issuance costs                                                                          0               (34,650)
     Collection of subcription receivable                                               88,752                     0
     Proceeds from sale of common stock                                              1,451,279               222,750
                                                                               -----------------     -----------------

     Net cash provided by financing activities                                       1,428,869             1,634,570
                                                                               -----------------     -----------------

Increase in cash and cash equivalents                                                1,014,258               (47,627)

Cash and cash equivalents, beginning                                                   292,701               788,611
                                                                               -----------------     -----------------

Cash and cash equivalents, ending                                                  $ 1,306,959            $  740,984
                                                                               -----------------     -----------------
                                                                               -----------------     -----------------

SEE ACCOMPANYING NOTES.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

     Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the laws of the State of California. The Company provides investment advisory services, and also provides management services to, and makes direct investments in, emerging corporations. The Company has significant economic interests in five companies that it has formed and takes an active role in each company's growth and advancement. These companies are: Whitewing Labs, Inc. ("Whitewing Labs"), MerkWerks Corporation ("MerkWerks"), CombiMatrix Corporation ("CombiMatrix"), Soundview Technologies Incorporated ("Soundview Technologies"), and Greenwich Information Technologies LLC (Greenwich Information Technologies"). In addition, as a registered investment advisor, the Company is a general partner in two private investment partnerships, and is an investment advisor to two offshore investment corporations.

     On July 6, 1997, the Company purchased from two individuals, a total of 2,625,000 shares (the "Soundview Shares") of common stock of Soundview Technologies at total purchase price of $4,225,000, consisting of a total of 400,000 shares of common stock of the Company, $500,000 in cash, and the issuance of non-recourse promissory notes to each of the two individuals in the aggregate principal amount of $900,000. (See Note 5) The Soundview Shares represent 35% of the outstanding capital stock of Soundview Technologies. As a result of the transaction, the Company now owns 51.4% of the outstanding common stock of Soundview Technologies. The acquisition was accounted for under the purchase method. Goodwill, representing the excess of purchase price over the fair value of the net assets acquired, amounted to $274,818 and is amortized over the estimated remaining life of five years. The patent acquired is amortized over its estimated remaining useful life of approximately five years. The results of operations of Soundview Technologies have been consolidated with those of the Company since the date of the acquisition (see Note 2).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company and its subsidiaries at September 30, 1997 and the consolidated results of operations and cash flows for the three and nine months ended September 30, 1997 and September 30, 1996. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 1996. The Company's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

     (LOSS) INCOME PER COMMON SHARE - Income per common share for the nine months ended September 30, 1996 has been computed based on the weighted average number of common shares outstanding plus the common shares that would be outstanding assuming conversion of common stock options and warrants, which are considered to be common stock equivalents, using the treasury stock method. Loss per common share for the nine months ended September 30, 1997 and the three months ended September 30, 1997 and 1996 has been computed based on the weighted average number of common shares outstanding, and excludes common stock equivalents because the effect of their inclusion on the loss per common share computation is anti-dilutive.

     NEW PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 becomes effective for the Company for the year ending December 31, 1997. Pro forma results for the three and nine months ended September 30, 1997 and 1996, assuming the application of SFAS 128, are as follows:

                                             For Three Months Ended
                                             ----------------------
                                       September 30, 1997  September 30, 1996
                                       ------------------  ------------------

     Basic (loss) earnings per share         ($0.32)             ($0.09)
     Diluted (loss) earnings per share       ($0.32)             ($0.09)


                                              For Nine Months Ended
                                              ----------------------
                                       September 30, 1997  September 30, 1996
                                       ------------------  ------------------

     Basic (loss) earnings per share         ($0.89)              $0.54
     Diluted (loss) earnings per share       ($0.89)              $0.38

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     STOCK BASED COMPENSATION. The Company has adopted the disclosure only provisions of Financial Accounting Standard (FAS) No. 123, "Accounting for Stock-Based Compensation" for its employee stock option plans. Accordingly, the Company continues to account for stock-based compensation under APB
     No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Stock options and warrants granted to non-employees use the fair value based method prescribed by FAS 123 to measure compensation expenses.

     RESTATEMENT OF 1996 AND 1997 FINANCIAL INFORMATION. As a result of the Soundview Technologies acquisition (see Note 1), the Company's consolidated balance sheet as of December 31, 1996 and its operating results for the three and nine months ended September 30, 1996 and for the six months ended June 30, 1997, have been restated to account for the Company's investment in Soundview Technologies on the equity method to reflect the Company's 16.4% ownership interest from Soundview Technologies' inception (March 1996) through June 30, 1997. Previously, the Company accounted for its investment in Soundview Technologies during this period on the cost method.

     RECLASSIFICATIONS - Certain amounts in the 1996 financial statements have been reclassified to conform to the current period's presentation.

3.   COMMITMENTS AND CONTINGENCIES

     LITIGATION SETTLEMENT - On May 7, 1997, the Company entered into a Settlement Agreement terminating a lawsuit brought by Ann P. Hodges, a former director of the Company, and her husband Christopher D. Hodges. The suit alleged that the Company breached a contract with Ann Hodges by improperly refusing to permit her to exercise an option to purchase 100,000 shares of common stock of the Company, and sought $950,000 in damages from the Company. Under the terms of the Settlement Agreement, the Hodges have received $25,000 in cash and options to purchase 120,600 shares of the Company's Common Stock at an exercise price equal to $4.25 per share. The underlying shares will vest over a period of 18 months, and remain exercisable until the Hodges realize total profits of up to $475,000 (measured as the aggregate difference between the market value of the shares on the date of exercise and the exercise price). If, following the exercise or termination of the option, the Hodges have not realized profits of $475,000, the Company would be obligated to make a cash payment to the Hodges equal to the shortfall. For the purposes of these financial statements, the estimated fair value of this settlement is $460,000, less the $25,000 cash they have received. Subsequent to the balance sheet date, options to purchase 29,500 shares of the Company's common stock were exercised by the Hodges, which resulted in total profits to the Hodges from such exercise of $172,844.

4.   NOTES RECEIVABLE

     As of September 30, 1997 and 1996, the Company held promissory notes from individuals related to the sale of common stock owned by the Company in Whitewing Labs, Inc. These notes generally bear interest at 5% per annum and are generally secured by the common stock sold.

     The following is a summary of notes receivable at September 30, 1997 and December 31, 1996:
                                                        1997        1996
                                                    ----------  ----------
     Notes receivable, secured                      $1,335,397  $1,379,750
     Notes receivable, unsecured                             -      21,000
                                                     ---------   ---------
                                                     1,335,397   1,379,750
     Less: allowance for losses                       (559,250)   (559,250)
                                                     ---------   ---------

          Total notes receivable                    $  776,147  $  820,500
                                                    ----------  ----------
                                                    ----------  ----------

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   NOTES RECEIVABLE (continued)

     Interest receivable on these notes amounted to approximately $102,300, and $85,500, as of September 30, 1997 and December 31, 1996, respectively.

     The Company currently holds two promissory notes and one demand note, which are secured by Whitewing Labs, Inc. common stock. The makers of these notes have been delinquent in payments of principal of and interest on these notes. The Company recorded a write-down of $559,250 on two of these notes in December 1996 to reflect the then current market value of the Whitewing Labs, Inc. common stock held by the Company as collateral for the repayment of the notes. Although the Company continues to pursue the collection of amounts owing with respect to the three notes, should the Company not recover the amounts owing through routine collection procedures, the Company may consider foreclosing on the collateral or pursuing other available legal resources. Such actions may result in write-offs exceeding the previous write-down of $559,250.

5.   NOTES PAYABLE

     As of September 30, 1997, the Company has a note payable to Greenwich Information Technologies LLC in connection with the purchase of an equity interest in that entity ("GIT Note") and two notes payable to two individuals in connection with the purchase of additional equity in Soundview Technologies ("Soundview Notes"). The GIT Note had a principal balance of $275,000 as of September 30, 1997 and bears interest at 6.5% per annum. The GIT Note calls for monthly principal payments of $50,000 per month, with the final payment due in December 1997. The Company has pledged a portion of its membership interest in Greenwich Information Technologies as security for the GIT Note.

     The Soundview Notes were issued on July 6, 1997 with an aggregate principal amount of $900,000, bearing interest at 6.07% per annum. The Notes are due and payable on November 15, 1997 and are secured by a pledge of 843,750 shares (in the aggregate) of Soundview Technologies common stock pursuant to two Pledge Agreements between the Company on the one hand, and each of the two individuals on the other, dated July 6, 1997. As of September 30, 1997, the principal balance of the Soundview Notes was $636,588.

6.   GAIN ON ISSUANCE OF STOCK BY EQUITY INVESTEE

     In February 1996, Whitewing Labs, Inc. issued approximately 1.1 million shares of common stock as part of a public offering of its common stock. The issuance of stock reduced the Company's ownership interest from approximately 38% to approximately 18%. This transaction resulted in a noncash pretax gain of approximately $1.1 million for the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

The following discussion is based primarily on the consolidated balance sheet of the Company as of September 30, 1997, and on the operations of the Company for the period from January 1, 1997 to September 30, 1997. The following discussion compares the activities for the nine and three months ended September 30, 1997 to the activities for the nine and three months ended September 30, 1996, respectively. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

On July 6, 1997, the Company purchased from two individuals, a total of 2,625,000 shares (the "Soundview Shares") of common stock, $0.001 par value per share, of Soundview Technologies pursuant to a Common Stock Purchase Agreement among the Company and the two individuals dated July 6, 1997. The Soundview Shares represented 35% of the outstanding capital stock of Soundview Technologies. As a result of the transaction, the Company owns 51.4% of the outstanding common stock of Soundview Technologies. The purchase price for the Soundview Shares consisted of a total of 400,000 shares of common stock of the Company, $500,000 in cash and the issuance of non-recourse promissory notes to each of the two individuals in the aggregate principal amount of $900,000 (the "Notes"). A portion of the proceeds of a private offering of equity securities (common stock and warrants) of the Company completed in June 1997 was used to fund the cash component of the transaction. The Notes are due and payable on November 15, 1997 and bear interest at the rate of 6.07% per annum. The Notes are secured by a pledge of 843,750 shares (in the aggregate) of Soundview Technologies common stock pursuant to two Pledge Agreements between the Company on the one hand, and each of the two individuals on the other, dated July 6, 1997 (the "Pledge Agreements"). Pursuant to the Common Stock Purchase Agreement, the Company and the two individuals entered into an Amended and Restated Stockholders' Agreement to provide for elections of directors and other matters relating to Soundview Technologies. In addition, as part of the transaction, Soundview Technologies entered into five-year employment agreements with each of the two individuals. Also, the Company agreed to promptly file and maintain a registration statement with the Securities and Exchange Commission covering the proposed resale of shares of the Company's common stock by the two individuals. This registration was filed and declared effective by the Securities and Exchange Commission in September 1997.

As a result of the Company's increased ownership position in Soundview Technologies, the Company has restated financial statements for the year ended December 31, 1996, the three and nine month periods ended September 30, 1996, and the six month period ended June 30, 1997 to report the Company's 16.4% ownership interest in Soundview Technologies during these periods on the equity method. Subsequent to the Company attaining a majority position in Soundview Technologies, beginning with the three month period ended September 30, 1997, the Company's financial statements include the accounts of Soundview Technologies on a consolidated basis.

RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     REVENUES

     The Company reported net revenues of $316,919 in the nine months ended September 30, 1997 compared to revenues of $3,143,212 for the nine months ended September 30, 1996.

     GAINS ON SALES OF SECURITIES, NET.   Net gains on sales of securities
     decreased from $870,307 for the nine months ended September 30, 1996 to $50,000 for the nine months ended September 30, 1997. Such gain for the nine months ended September 30, 1997 is comprised of gains on sales of interests in CombiMatrix. The year-earlier gain of $870,307 represents a gain primarily from sales of shares of CombiMatrix, and to a lesser extent of MerkWerks and Soundview Technologies. During the nine month period ended in 1997, the Company sold a smaller portion of its assets, focusing instead on the development of its various business interests. During the comparable period ended in 1996, the Company sold a larger portion of its holdings primarily to raise the capital necessary to acquire interests in new companies as well as to provide working capital for ongoing operations. Until the Company generates sufficient revenue from operations of its various business concerns, the Company, from time to time, may sell a portion of its equity interests when that interest has appreciated to a value that management believes is prudent and market conditions are favorable. However, the Company intends to retain significant interests in its current and future holdings.

     REVENUES (CONTINUED)

     UNREALIZED GAIN ATTRIBUTABLE ON ISSUANCE OF COMMON STOCK BY AFFILIATE. In February 1996, shares of Whitewing Labs were sold in an initial public offering. This initial public offering of shares reduced the Company's ownership interest in Whitewing Labs from 38.3% to 18.4%. As a result of this offering, under generally accepted accounting principles, the Company reported an unrealized gain of $1,066,408, representing an increase in the book value of the shares of Whitewing Labs that the Company retained following the initial public offering. Management does not anticipate recognizing any similar gain in relation to shares of Whitewing Labs. However, the Company may have future gains of this nature with respect to other subsidiaries if they engage in an initial public offering.

     EQUITY IN LOSSES OF INVESTEES. The Company reported equity in losses of investees of $160,034 for the nine months ended September 30, 1997, compared to losses of $313,290 for the year-earlier period. Such losses for the period ended September 30, 1997 are comprised of a gain of $119,756 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of $167,508 for the Company's investment in Whitewing Labs, a loss of $44,319 for the Company's investment in Soundview Technologies, and a loss of $67,963 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting.

     MANAGEMENT FEES. For the nine months ended September 30, 1997, management fee income, which includes a performance fee income, was $389,437 as compared to management fee income of $1,430,207 generated during the first nine months in 1996.

     Of the total of $1,430,207 in management fees earned for the nine month period ended September 30, 1996, $1,400,000 was paid to the Company by Soundview Technologies through the issuance of 1,400,000 shares of Soundview Technologies' common stock to the Company for providing management and consulting services, including assisting Soundview Technologies in raising $1,000,000 through the sale of Soundview Technologies' common stock at $1.00 per share.

     The balance of approximately $30,000 of management fee income recorded during the nine months ended September 30, 1996 was derived from four investment funds managed by the Company. Two of these funds had been managed by the Company during the full nine month period in 1996. The third fund and fourth fund were formed in April 1996 and June 1996, respectively and, therefore, generated limited management fees during the nine month period ended September 30, 1996.

     The increase in management fee income derived from the four investment funds managed by the Company during the nine months ended September 30, 1997 of $389,437, as compared to approximately $30,000 for the period ended September 30, 1996, was primarily a result of performance fees realized from one of the investment funds and, to some extent, an increase of assets under management.

     EXPENSES

     Total expenses increased from $1,383,019 for the nine months ended September 30, 1996 to $2,700,134 for the nine months ended September 30, 1997. The increase is due primarily to costs associated with the Company's efforts in further developing its business enterprises and exploring new opportunities for the Company and its affiliates, amortization expenses incurred in connection with the Company's purchase of an additional 35% interest in Soundview Technologies and, to some extent, costs incurred in the litigation and settlement of a lawsuit, as well as expenses incurred by CombiMatrix for a full nine month period in 1997 compared to approximately six months of the same period in 1996.

     The Company also incurred a one-time charge of $460,000 relating to a legal settlement. Management of the Company believes that settling this litigation on the agreed upon terms prevented unnecessary litigation costs as well as the unnecessary diversion of Company resources and was in the best interests of the Company.

     PROVISION FOR INCOME TAXES

     For the nine month period ended September 30, 1997, the Company recorded a benefit of $166,766 as compared to a tax expense of $831,750 for the same period in fiscal 1996. In the current tax year, the Company has generated a net operating loss, which results in a tax benefit for the nine months ended September 30, 1997 of $167,767.

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

     REVENUES

     The Company reported net revenues of $49,352 in the three months ended September 30, 1997 compared to net revenues of $126,786 for the three months ended September 30, 1996.

     GAINS ON SALES OF SECURITIES, NET. Net gains on sales of securities decreased from $148,190 for the three months ended September 30, 1996 to $0 for the comparable period ended September 30, 1997.

     EQUITY IN LOSSES OF INVESTEES. The Company reported equity in losses of investees of $16,722 for the three months ended September 30, 1997, compared to losses of $61,626 for the year-earlier period. Such losses for the three months ended September 30, 1997 are comprised of a gain of $22,764 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of $25,074 for the Company's investment in Whitewing Labs, and a loss of $14,412 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting.

     MANAGEMENT FEES. For the three months ended September 30, 1997, management fee income, which includes performance fee income, was $48,890 as compared to management fee income of $8,595 generated during the three months ended September 30, 1996. The increase in management fee income during the three months ended September 30, 1997 was primarily a result of an increase of assets under management in the four investment funds managed by the Company.

     EXPENSES

     Total expenses increased from $389,769 for the three months ended September 30, 1996 to $1,010,456 for the three months ended September 30, 1997. This increase is primarily due to the Company's purchase of a majority interest in Soundview Technologies whereby the Company is incurring amortization expenses of approximately $200,000 each quarter for a period of approximately five years relating to the intangible assets acquired. In addition, effective July 6, 1997, the Company's financial statements include the accounts of Soundview Technologies on a consolidated basis. During the three month period ended September 30, 1997, Soundview Technologies incurred expenses of approximately $120,000. The Company's reported expenses during the period ended September 30, 1997 also include an increase of approximately $100,000 attributable to its consolidated subsidiary, CombiMatrix, due to increased activity in the development of CombiMatrix's proprietary technologies.

     The balance of the increase in expenses is primarily due to expenses incurred in the use of consultants in which a portion of the compensation has been paid in equity securities (stock options and/or warrants) and the Company is required to value such securities as such securities vest. Using option valuation techniques, the Company incurred an expense of approximately $84,000. (See Note 2 in the Notes to Consolidated Financial Statement.)

     PROVISION FOR INCOME TAXES

     For the three month period ended September 30, 1997, the Company recorded a tax expense of $971 as compared to a benefit of $61,495 for the same period in fiscal 1996.

     INFLATION

     Inflation has not had a significant impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had cash and cash equivalents of $1,306,958, working capital of $888,256, and a ratio of current assets to current liabilities of 1.6 to 1 on a consolidated basis. The Company has no material commitments for capital expenditures at the present time.

During the period ended September 30, 1997, the Company issued a Promissory Note to Greenwich Information Technologies LLC in the principal amount of $525,000, whereby the Company will make payments to Greenwich Information Technologies of a minimum of $25,000 each month from February 1, 1997 through July 1, 1997; $50,000 each month from August 1, 1997 to December 1, 1997; and pay the outstanding principal plus any accrued and unpaid interest by December 31, 1997. The Note bears interest at 6.5% per annum. The Company also executed a Pledge Agreement in connection with the Promissory Note whereby the Company pledged a portion of its membership interest in Greenwich Information Technologies, while retaining voting and distribution rights to such membership interest, in order to secure the Company's obligations under the Promissory Note. Should the Company default on the Promissory Note, the Company could lose a substantial portion of its membership interest. As of September 30, 1997, the Company has paid $250,000 towards the note and has a principal balance owing of $275,000.

The Company also issued two non-recourse promissory notes to two individuals in the aggregate principal amount of $900,000 in connection with the Company's purchase of a majority control of Soundview Technologies. These notes are due and payable on November 15, 1997 and bear interest at the rate of 6.07% per annum. The notes are secured by a pledge of 843,750 shares (in the aggregate) of Soundview Technologies common stock pursuant to two Pledge Agreements between the Company on the one hand, and each of the two individuals on the other, dated July 6, 1997. As of September 30, 1997, the Company has paid $263,412 towards these notes.

The Company anticipates that revenues from operations and working capital reserves will not provide sufficient funds for its operating expenses in the next twelve months. The Company will seek additional financing to fund operating expenses, debt repayment, and new business opportunities. In addition, there can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt, or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all.
Moreover, the development and expansion of the Company's business could place significant demands on the Company's infrastructure and may require the Company to hire additional personnel, to implement additional operating and financial controls, install additional reporting and management information systems, and otherwise improve and expand the Company's business. The Company's future operating results will depend on management's ability to manage future growth, and there can be no assurance that efforts to manage future growth will be successful.

NEW PRONOUNCEMENT

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 becomes effective for the Company for the year ending December 31, 1997. Pro forma results for the three and nine months ended September 30, 1997 and 1996, assuming the application of SFAS 128, are as follows:

                                            For Three Months Ended
                                            ----------------------
                                      September 30, 1997  September 30, 1996
                                      ------------------  ------------------

     Basic (loss) earnings per share         ($0.32)            ($0.09)
     Diluted (loss) earnings per share       ($0.32)            ($0.09)



                                            For Nine Months Ended
                                            ----------------------
                                      September 30, 1997  September 30, 1996
                                      ------------------  ------------------

     Basic (loss) earnings per share         ($0.89)             $0.54
     Diluted (loss) earnings per share       ($0.89)             $0.38

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



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.


ITEM 2.   CHANGES IN SECURITIES

SALES OF UNREGISTERED SECURITIES

In connection with the Company's purchase of an additional 35% interest in Soundview Technologies, the Company issued 400,000 shares of the Company's common stock to two individuals who were accredited investors. The issuance of these shares was exempt from registration, as a private placement, under Section 4(2) of the Securities Act of 1933.

Additionally, on July 2, 1997, the Company granted options to purchase 24,000 shares and 4,000 shares, respectively, of the Company's common stock (in each case subject to vesting), at exercise prices of $7.00 per share, in connection with services provided to the Company by two consultants each of whom were accredited investors. Each of these transactions was exempt from registration, as a private placement, under Section 4(2) of the Securities Act of 1933.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          Current report event date July 6, 1997, as Amended by Form 8-K/A on
            September 19, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By:     /s/ R. BRUCE STEWART
     -----------------------------
     R. Bruce Stewart
     Chief Financial Officer
     (principal financial officer)

Date:  November 13, 1997