Form 10-K405
period 1997-12-31
ACACIA RESEARCH CORP
filed 1998-03-30
CIK 934549

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                        -----------------------------


                                FORM 10-K
                        -----------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934]
                For the fiscal year ended December 31, 1997.

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from    N/A     to     N/A
                                               ------          ------

                           COMMISSION FILE NUMBER 0-26068

                           ACACIA RESEARCH CORPORATION
-------------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

       California                                                  95-4405754
-----------------------------------------                       ----------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation organization)                                  Identification No.)


12 South Raymond Avenue, Pasadena CA                                 91105
-----------------------------------------                       ----------------
(Address of principal executive offices)                           (Zip Code)


           Registrant's telephone number, including area code:  (626) 449-6431

           Securities registered pursuant to Section 12(b) of the Act:  NONE

      Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK,
                                   NO PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
filing requirements for the past 90 days. YES  X     NO ____
                                             ------

     Indicate by check mark that disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices of such stock, as of March 26, 1998 was approximately $44,270,355. (All officers and directors of the registrant are considered affiliates.)

     At March 26, 1997 the registrant had 3,616,187 shares of Common Stock, all no par value, issued and outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into
Part III.

ITEM 1. BUSINESS

GENERAL

     Acacia Research Corporation, a California corporation (the "Company"), is a capital management company that provides investment advisory services, and also provides management services to and makes direct investments in emerging businesses. The Company's operations are comprised of two lines of business: (i) investment advisor to domestic and offshore private investment funds; and (ii) investing in and developing start-up business ventures.

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

INVESTMENT ADVISORY SERVICES

     The Company is a registered investment advisor and a general partner of two domestic private investment partnerships whose limited partners are required to be "accredited investors" under Regulation D promulgated under the Securities Act of 1933. The Company is also the investment advisor to two offshore private investment corporations. Client funds are invested primarily in large-cap U.S. equities.

     The Company began managing its first private investment partnership, or hedge fund, in 1995. The Company formed an additional private investment partnership in April of 1996 and became the investment advisor to two offshore funds, one in January and the other in June of that year. The Company may manage additional private investment partnerships and offshore investment funds in the future. As of March 25, 1998, assets under management in the four funds totalled approximately $20 million.

     Advisory fee revenue is derived from quarterly management fees that are based on a percentage of the amount of money invested in the funds under management and annual performance fees that are based on a percentage of any profits that may be realized by the funds' investment activities. The Company may share management fees or direct a certain amount of brokerage to a broker in return for the broker's referral of prospective clients in relation to its investment advisory business. The Company may also engage consultants to whom it will pay cash and a portion of the advisory fees paid by clients referred to the Company by such consultants. The Company entered into a distribution agreement with an international group during the fiscal year 1996. As part of this agreement, the Company will retain all management fees, but will share performance fees earned in those funds managed by the Company to which the group provides its services.

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

Domestic Private Investment Partnerships
----------------------------------------

     Each private investment partnership has two general partners, the Company and Paul R. Ryan. Mr. Ryan is also a director and the President and Chief Executive Officer of the Company. A performance fee based on a percentage of the annual net profits of each partner's investment in the partnership will be allocated on an annual basis to the general partners. The general partners will also be entitled to annual management fees payable by each limited partner based on a percentage of the value of that limited partner's capital account. These management fees are payable quarterly in advance at the beginning of each quarter based on the net asset value of the limited partner's capital account on the first day of the quarter.
Subsequent to the distribution of advisory fees that may be payable to consultants or brokers, the Company will receive three-fourths, and Mr. Ryan will receive one-fourth, of both the performance and management fees.

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

     The value of the Company's partnership interest in its two private investment funds was approximately $586,393 in the aggregate at December 31, 1997.

     The capital invested by the Company in its investment partnerships are subject to all of the risks to be encountered by all investors in a partnership managed by the Company as a result of the investment strategy adopted for the investment partnership, including the risks associated with short sales, hedging, option trading, trading on margin, and other leverage transactions. No assurance can be given that a partnership's investment strategy will not result in material losses for the partnership. On the other hand, if the investment partnership were profitable, the partners thereof, including the Company, would be credited with partnership net income, and would therefore incur income tax liability, even if they receive little or no cash distributions from the partnership. Since the stated intention of the partnerships is to reinvest substantially all income and gain allocable to the partners thereof, it should not be expected that distributions of partnership cash will be made to the partners, including the Company, that could be used to pay any income tax on partnership profits allocated to their respective accounts. The Company's investment in the investment partnerships is also subject to a significant lack of liquidity, since there is no public market for interests in the investment partnerships and no such market can be expected to develop. The Company may withdraw portions of its capital account under the same terms and conditions as a limited partner together with the additional requirements placed on a general partner of providing verification from the funds' auditors and of the Company maintaining in its capital account an amount equal to the lesser of 1% of the total value of the fund or $500,000. A limited partner may, on advance notice to the general partners, withdraw all or part of its capital account as of any June 30 or December 31 following the first anniversary of the partner's admission to the partnership. The general partners may waive these withdrawal restrictions for any partner.

Offshore Investment Funds
-------------------------

     The Company is the investment advisor to two offshore private investment corporations, both of which are Cayman Islands exempted companies. Furman Selz Financial Services Limited, in Dublin, Ireland, is the administrator, registrar, and transfer agent for these funds.

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

Competition
-----------

     The Company, in its performance of its investment advisory services, encounters competition from all other sources of investment management and advice, including public mutual funds, other private investment funds, money managers, commercial banks, insurance companies, and stock brokerages, many of which have substantially greater capital and other resources, and offer a wider range of financial services.

EMERGING BUSINESSES/AFFILIATES

     The Company participates in the formation of, and invests in, emerging or start-up companies in various fields of business by arranging for and contributing capital and providing management assistance. Potential ventures are evaluated based on the ability of the business to become viable and reach a significant milestone with the Company's initial investment as well as possessing a potential to generate significant revenues through strong technology or patent rights and experienced management.

     The Company has significant economic interests in five companies that it has formed and takes an active role in each company's growth and advancement. The Company's current portfolio of emerging companies includes the following:
(i) CombiMatrix Corporation ("CombiMatrix"); (ii) Greenwich Information Technologies LLC ("Greenwich Information Technologies"); (iii) MerkWerks Corporation ("MerkWerks"); (iv) Soundview Technologies Incorporated ("Soundview Technologies"); and (v) Whitewing Labs, Inc. ("Whitewing") (CombiMatrix, MerkWerks, Greenwich Information Technologies, Soundview Technologies, and Whitewing are collectively referred to hereinafter as the "Affiliates").

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

     The venture capital business is marked by a high degree of risk, including risks associated with identifying and developing new business opportunities, difficulties selecting ventures with acceptable likelihoods of success and future profitability, the high risk of loss associated with investments in start-ups and the competitive nature of the venture capital business. Identifying and developing each new business opportunity requires the Company to dedicate significant amounts of financial resources, management attention, and personnel, with no assurance that these expenditures will be recouped. Similarly, the selection of companies and the determination of whether a company offers a viable business plan, an acceptable likelihood of success, and future profitability involves inherent risk and uncertainty.

CombiMatrix
-----------

     CombiMatrix was incorporated in October 1995 under the laws of the State of California. CombiMatrix is engaged in research and development to commercialize its proprietary technologies for combinatorial chemistry synthesis. CombiMatrix has developed a combinatorial chemistry system that synthesizes and analyzes chemical arrays on a semiconductor chip. The first generation of chips each contain 1,000 miniature virtual flasks where DNA, small molecules, or peptides are synthesized. CombiMatrix has demonstrated a preliminary feasibility of its core technologies and is currently developing instrumentation to automate its proprietary technologies. If successful, CombiMatrix's technologies would allow the rapid and systematic synthesis of large numbers of molecular building blocks to produce large and diverse libraries of chemical compounds. These compounds can then be screened for activity against known disease targets and identified as potential drug leads. CombiMatrix's technologies are intended to result in significant improvements over current technologies in the speed and cost effectiveness of drug discovery. CombiMatrix has one pending patent application for its technologies. To date, no patents have been issued.

     The Company's investment in CombiMatrix is subject to the risks associated with new technologies, including the viability of CombiMatrix's technologies, unknown customer acceptance, difficulties in obtaining financing, the ability to obtain intellectual property protection, competition, and the impact of applicable laws and regulations. In addition, in the event its technologies prove to be successful, CombiMatrix intends to pursue collaborations with pharmaceutical companies, which may include the licensing of CombiMatrix's screening libraries and possibly the licensing of internally developed chemical compounds. No assurances can be given that CombiMatrix, even if successful in developing its technologies, would be able to successfully implement collaborative efforts with pharmaceutical companies. To date, CombiMatrix has not generated any revenues. The Company anticipates that, if adequate funding can be obtained, CombiMatrix will increase its research and development expenditures and will incur continued losses for the foreseeable future.

     CombiMatrix intends to vigorously protect its intellectual property rights. There can be no assurance, however, that CombiMatrix's pending patent application will issue or that a third party will not violate, or attempt to invalidate, CombiMatrix's intellectual property rights, possibly forcing CombiMatrix to expend substantial legal fees. Successful challenges to CombiMatrix's patent application would materially adversely affect CombiMatrix's business. CombiMatrix requires confidentiality agreements with customers and potential customers, vendors and other third parties and generally limits access to information relating to its technologies. Despite these precautions, third parties may be able to gain access to and use its technology to develop similar competing technologies. There can be no assurance that certain aspects of CombiMatrix's technology will not be reverse-engineered by third parties without violating CombiMatrix's proprietary rights. CombiMatrix's existing protections also may not preclude competitors from developing products with features and prices similar to or better than those of CombiMatrix.

     The Company provided $100,000 in cash to CombiMatrix in exchange for 4,750,000 shares of its common stock, or 70% of the total outstanding shares of CombiMatrix at that time. During 1996, CombiMatrix issued in a private placement approximately 546,000 shares of its common stock and raised net proceeds of approximately $500,000. In addition, the Company sold 785,000 of its shares of CombiMatrix during 1996 and 25,000 of its shares of CombiMatrix during first quarter of 1997, which brought the Company's ownership position to approximately 51% of the total outstanding shares. In May 1997, CombiMatrix completed a privately placed equity financing in which it sold 143,500 shares of common stock, raising gross proceeds of $287,000 and in July 1997, CombiMatrix completed another privately-placed equity financing in which it sold 200,000 shares of common stock, raising gross proceeds of $400,000. The Company participated in both of these private placements, purchasing a total of 139,000 shares of CombiMatrix, and maintaining its majority ownership position. During January 1998, the Company purchased an additional 100,000 shares of CombiMatrix common stock from a shareholder in exchange for 22,085 shares of the Company's common stock. The transaction increased the Company's ownership from 51.4% to 66.7%. In March 1998, CombiMatrix completed a private placement of three year notes and warrants to purchase common stock, which raised gross proceeds of $1.45 million. The Company also participated in this financing, investing $50,000.

     R. Bruce Stewart, the Company's Chairman and Chief Financial Officer, is the Chairman and Treasurer of CombiMatrix; Paul R. Ryan, a director of the Company as well as its President and Chief Executive Officer, is the interim Chief Executive Officer and a director of CombiMatrix; and Brooke P. Anderson, Ph.D., a director of the Company and Director of Engineering of CombiMatrix, is also a director of CombiMatrix. Kathryn King-Van Wie, the Company's Chief Operating Officer, serves as Corporate Secretary of CombiMatrix. Three additional directors, Mark G. Edwards, Rigdon Currie, and Paul Low, Ph.D. were elected to the Board of CombiMatrix during 1997. Mr. Edwards is the Managing Director of Recombinant Capital, a San Francisco-based firm specializing in negotiating alliances and acquisition transactions on behalf of biotechnology and pharmaceutical companies. Mr. Edwards was formerly the Manager of Business Development of Chiron Corporation, a leading biotechnology company. Mr. Currie is experienced in guiding the development of high technology companies and currently serves on the Board of Directors of QMS, Inc. and Wonderware Corporation, among others.
 Mr. Currie is also a special limited partner of MK Global Ventures and a former general partner of Pacific Ventures Partners. Dr. Low was formerly the President of IBM's General Products Division and General Manager of IBM. During his tenure at IBM, Dr. Low was also a member of IBM's Corporate Management Board and had worldwide line responsibility for Technology Products.

     In April 1996, the Company and CombiMatrix's Vice President, Research and Development entered into a shareholder agreement pertaining to certain matters relating to CombiMatrix. This agreement provides for the collective voting of shares owned by the Company and this individual for the election of certain directors to CombiMatrix's Board of Directors as designated by the individual and the Company and certain restrictions on the sale or transfer of the individual's shares of common stock in CombiMatrix.

Greenwich Information Technologies
----------------------------------
Greenwich Information Technologies was formed as a limited liability corporation under the laws of the State of Delaware in 1996 and is the exclusive marketing and licensing agent for several patents relating to video-on-demand. Greenwich Information Technologies does not currently own any patents. Video-on-demand allows television viewers to order movies or other programs from a remote file server and to view them at home with full VCR functionality, including pause, fast forward, and reverse. Audio-on-demand offers the potential of ordering music song by song and recording one's own CDs. Greenwich Information Technologies is the licensing agent with respect to two issued U.S. patents, one application that has been allowed, and one application pending. Foreign rights include patents issued in Japan, Mexico, and the Republic of China as well as applications pending in Austria, Belgium, Denmark, France, Germany, Italy, Luxembourg, Monaco, The Netherlands, South Korea, Sweden, and the United Kingdom. Those patents that have already been issued, were issued in the past five years and will not expire for a number of years. Information-on-demand is one of the primary applications of interactive entertainment. Greenwich Information Technologies has begun to pursue business opportunities with possible providers of information-on-demand systems and others involved in supplying related information-on-demand services.

     Greenwich Information Technologies does not currently own any patents. However, Greenwich Information Technologies is the exclusive marketing and licensing agent for a number of worldwide patents and other intellectual property pertaining to information-on-demand systems, which lists as co-inventor the chief executive officer of Greenwich Information Technologies who, along with the Company, is also a Senior Member of Greenwich Information Technologies. The chief executive officer is a party to an Assignment Agreement with the other co-inventor of the technology and co-owner of the patents that grants the chief executive officer the right to assign certain patent rights to another person or entity. Pursuant to this Assignment Agreement, Greenwich Information Technologies has been appointed exclusive marketing and licensing agent for the patents under the terms of an Exclusive Marketing and Licensing Agreement. The chief executive officer has entered into a Pledge Agreement with Greenwich Information Technologies whereby he pledges his right, title, and interest in the technology and related property as collateral security for the due and punctual performance of all liabilities and obligations (including the payment of royalties from licensing the patents) under the Assignment Agreement between the chief executive officer and the other co-inventor as a means of protection for Greenwich Information Technologies. Such Pledge Agreement will terminate upon: (a) Greenwich Information Technologies distributing an aggregate of at least $4,500,000 to its members; (b) Greenwich Information Technologies effecting a transaction or a series of transactions in which the implicit aggregate value of Greenwich Information Technologies is at least $4,500,000;
(c) assignment of substantially all U.S. patent rights to Greenwich Information Technologies; or (d) a liquidation of Greenwich Information Technologies. The chief executive officer of Greenwich Information Technologies holds a majority membership interest in Greenwich Information Technologies and is also the chief executive officer and a significant shareholder of another affiliate of the Company, Soundview Technologies. Since its formation, Greenwich Information Technologies has not licensed the patents to any party and has no current revenues.

     Although Greenwich Information Technologies believes that it has marketing and licensing rights to enforceable patents, no assurances can be given that other companies will not challenge the underlying patents or develop competing technologies that do not infringe such patents. Additionally, it is uncertain whether and to what extent Greenwich Information Technologies will be able to profitably market and license its rights to the information-on-demand technology. Other companies may develop competing technologies that offer better or less expensive alternatives to those offered by Greenwich Information Technologies without infringing on the patent rights.

     The Company signed a letter agreement in 1996 whereby the Company agreed to invest $1,000,000 in exchange for a 33.33% membership interest in Greenwich Information Technologies. As of February 1, 1997, the Company had paid Greenwich Information Technologies $475,000. On February 10, 1997, the Company issued a Promissory Note in the principal amount of $525,000 whereby the Company made payments to Greenwich Information Technologies of a minimum of $25,000 each month from February 1, 1997 through July 1, 1997; $50,000 each month from August 1, 1997 to December 1, 1997; with the outstanding principal plus any accrued and unpaid interest by December 31, 1997. The Promissory Note bore a simple interest rate of 6.5% per annum. As of December 31, 1997, the Company paid this Promissory Note in full.

     The Company sold a portion, 3.31%, of its membership interest to third parties in 1996 and subsequently repurchased this 3.31% membership interest in January 1998 in exchange for 51,017 shares of the Company's common stock in a series of related transactions. Although the Company is one of the two Senior Members of Greenwich Information Technologies, the Company does not hold a majority of the board, which is comprised of three Senior Members. Similarly, the Company has no control over the day to day operations of Greenwich Information Technologies, which are directed by the chief executive officer. The Company accounts for its interest in Greenwich Information Technologies on the equity method.

MerkWerks
---------

     MerkWerks was incorporated in September 1995 under the laws of the State of California and is a software development company, whose first product will be software for use with CD-recordable disk drives for Macintosh platforms. The product will be called CD WonderWriter-TM- or WonderWriter-TM-.
MerkWerks is in the developmental stage and, to date, has not completed the development of any products or generated any revenues. No assurances can be given that MerkWerks will ever be able to successfully complete the development of or market this product or any future products, or that a market for such products will develop.

     The markets for software products are intensely competitive and are characterized by rapid changes in technological standards. There are currently more than 25 CD-recordable disk drive software packages on the market. Although MerkWerks believes that its software alternative will provide better user features and greater enhancement of the usability of CD-recordable disk drives, the acceptance of MerkWerks software in the market is unproven and speculative. MerkWerks faces competition from large companies with substantial technical, marketing, and financial resources, allowing them to aggressively develop, enhance, and market competing products. These advantages may allow competitors to respond more quickly than MerkWerks to emerging technologies or to changing customer requirements. Numerous actions by these competitors, including price reductions and product giveaways, increased promotion, the introduction of enhanced products, and product bundling could have a material adverse effect on MerkWerks' ability to develop and market its software products and on MerkWerks' business.

     The success of MerkWerks' CD-recordable software largely depends on its acceptance by original equipment manufacturers (OEMs) that produce CD-recordable disk drives. MerkWerks' strategy is to convince these OEMs of the utility of MerkWerks' software so that the OEMs will offer such software with the CD-recordable disk drives prior to their sale to the end-user, which will generate license fees for MerkWerks and generate market acceptance of MerkWerks' software. No assurances can be given that MerkWerks' software, if and when completed, will gain the acceptance of OEMs or ever be incorporated into CD-recordable disk drives.

     MerkWerks believes that its CD-recordable disk drive software is proprietary and intends to rely on a combination of statutory and common law, copyright, trademark and trade secret law, licensing agreements, nondisclosure agreements, and other means to protect its proprietary rights. MerkWerks intends to enter into confidentiality agreements with OEMs, customers and potential customers, vendors and other third parties and to generally limit the dissemination of its proprietary information. Despite these precautions, MerkWerks faces the risk that third parties will be able to gain access to and use its proprietary information to develop similar competing technologies. If the unauthorized use of its proprietary rights developed to any substantial degree, MerkWerks' business and operational results could be materially and adversely affected.

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

     The Company provided $100,000 in cash to MerkWerks in exchange for 2,000,000 shares of its common stock, or 100% of the total outstanding shares of MerkWerks. The Company has also loaned MerkWerks an aggregate of $168,228 as of December 31, 1997. In December 1995 and January 1996, the Company sold approximately 30% of its interest in MerkWerks for approximately $600,000.
In January 1998, the Company repurchased 401,359 shares of MerkWerks common stock in exchange for 85,975 shares of the Company's common stock in a series of transactions. These transactions resulted in an increase in the Company's ownership from 69.5% to 89.6%. R. Bruce Stewart, the Company's Chairman and Chief Financial Officer, is the Chairman and Treasurer of MerkWerks; Brooke
P. Anderson, Ph.D, a director of the Company, is a director of MerkWerks; and Kathryn King-Van Wie, the Company's Chief Operating Officer, serves as Corporate Secretary of MerkWerks.

     MerkWerks' president and chief programmer has an employment agreement with the Company entitling him to a royalty of 30% of the net profits of the CD-recordable software, with certain limited expenses excluded from the calculation of net profits, as well as other rights pertaining to such software.

Soundview Technologies
----------------------

     Soundview Technologies was formed in March 1996 and invests in the development and commercialization of intellectual property in the telecommunications field, including audio and video blanking systems, also known as V-chip technology. On March 12, 1998, the Federal Communications Commission ("FCC") approved the television guidelines rating system as well as the V-chip technical standards. Soundview Technologies owns the exclusive right and title to U.S. Patent #4,554,584, which describes the V-chip technology and technical implementation as mandated by Congress and approved by the FCC. This patent was issued in November 1985 and expires in November 2002. Soundview Technologies' V-chip technology is a cost-effective method for V-chip implementation that can work with components currently in use in televisions. Soundview Technologies works with various inventors, consultants, and industry participants to enhance its existing technology as well as to develop new technologies and has filed three patent applications. Soundview Technologies has developed a V-chip set-top retrofit device, the V Chip Converter-TM-, to be available for use with the approximately 250 million television sets in the United States that will be "deaf" to V-chip signals. Soundview Technologies intends to license its patent, along with its other intellectual property, to the manufacturers of the approximately 25 million new televisions sold each year in the United States. Soundview Technologies also intends to license companies who will include the V-chip technology in cable boxes, VCRs, and converter boxes.

     In July 1997, the Company acquired majority ownership of Soundview Technologies in a transaction valued at $4.2 million, which increased the Company's ownership from 16.4% to 51.4%. The purchase price for the additional 35% of Soundview Technologies' outstanding stock from two of the principals of Soundview Technologies consisted of 400,000 shares of the Company's common stock, $500,000 in cash, and a $900,000 note, which was paid in full as of December 31, 1997. In January 1998, the Company purchased an additional 1,144,000 shares of Soundview Technologies common stock from other shareholders in exchange for 244,336 shares of the Company's common stock in a series of transactions. These transactions resulted in an increase in the Company's ownership from 51.4% to 66.7%. R. Bruce Stewart, the Company's Chairman and Chief Financial Officer, is a director and Corporate Secretary of Soundview Technologies; Paul R. Ryan, a director of the Company as well as its President and Chief Executive Officer, is a director of Soundview Technologies; and Kathryn King-Van Wie, the Chief Operating Officer of the Company, is a director and Chief Financial Officer of Soundview Technologies. The chief executive officer of Soundview Technologies is a significant shareholder of Soundview Technologies and has a majority membership interest in another affiliate of the Company, Greenwich Information Technologies.

     Although Soundview Technologies believes that it owns an enforceable patent, no assurances can be given that other companies will not challenge Soundview Technologies' patent rights or develop products that do not infringe Soundview Technologies' patent. Additionally, whether or not competing products emerge, it is uncertain whether and to what extent Soundview Technologies will be able to profitably exploit its technology. Other companies may also develop competing technologies or products that offer better or less expensive alternatives to those offered by Soundview Technologies. Potential competitors could have significantly greater research capabilities and financial and technical resources than Soundview Technologies, and some could have established brand names in the market for television products.

     The exclusivity and validity of these patent rights and other proprietary technology are critical to the successful implementation of Soundview Technologies' business plan.

Whitewing
---------

     Whitewing was incorporated on July 29, 1993, under the laws of the State of California. Whitewing develops, or seeks to acquire through license, nutritional supplements that can be directly marketed to the over age forty market in the United States. Products are formulated with natural ingredients, and contain no preservatives, synthetics, artificial colors, lactose, starch or sugar. Whitewing currently markets 21 different products that are intended to offer alternatives to conventional treatments for symptoms associated with the aging process.

     Whitewing conducted its initial public offering in February 1996, selling 1,035,000 shares of common stock at $5.00 per share and 1,035,000 common stock purchase warrants ("Warrants") at $0.20 per Warrant, generating aggregate net proceeds of approximately $4.3 million. Two Warrants entitle the holder to purchase one share of Whitewing common stock at a price of $7.00 per share during the three year period ending February 8, 1999, and may be redeemed by Whitewing under certain circumstances. Whitewing stock and warrants trade on the Nasdaq Small Cap Market under the symbols "WWLI" and "WWLI-W," respectively. The closing price per share of Whitewing's common stock was $1-9/16 as of March 26, 1998.

     The Company currently owns 532,459 shares of the common stock of Whitewing, representing 18.6% of the outstanding shares and has voting control over 789,709 shares of common stock or 27.6% of the outstanding shares as of December 31, 1996. R. Bruce Stewart, the Company's Chairman and Chief Financial Officer, is Chairman of the Board of Directors of Whitewing and Paul R. Ryan, the Company's President and Chief Executive Officer, is also a member of the Board of Directors of Whitewing.

     Since Whitewing is a publicly traded company, information about Whitewing is publicly available. Any person seeking such information should review its reports filed under the Securities Exchange Act of 1934.

Competition
-----------

     The Company expects to encounter competition in the area of business opportunities from other entities having similar business objectives, such as venture capital funds. Many of these potential competitors possess greater financial, technical, human, and other resources than that of the Company.

REGULATION

     The Company is certified as an "investment advisor" by the California Commissioner of Corporations under the California Corporate Securities Law of 1968, as amended. Accordingly, the Company is required to maintain and preserve specified books and records regarding its activities and make them available to regulatory authorities for inspection. In the event that the Company fails to comply with the rules of the regulatory bodies having jurisdiction over its activities as an investment advisor, the Company could be prohibited from continuing that portion of its operations and be subject to substantial monetary fines and penalties. The Company has an affirmative obligation of good faith and full and fair disclosure of all material facts to, as well as a duty to avoid misleading, each investment limited partnership for which the Company acts as an investment advisor. In addition, the Company is also required to provide, on an annual basis, a free brochure that provides additional information about the Company, its investment advisory services, and fees charged, and must promptly disclose any material disciplinary actions taken by federal or California regulatory authorities against the Company or any of its officers, directors or employees. The Company also is subject to regulatory prohibitions against the use of certain advertising, with special prohibitions applicable to the use of testimonials, past specific recommendations, and the use of certain charts, graphs and formulas.

     The regulatory scope of the Investment Company Act of 1940 ("Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding, or trading in securities. The Company believes that its anticipated principal activities will not subject the Company to regulation under the Investment Company Act. However, the Investment Company Act may also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. In such event, the Company may become subject to certain restrictions relating to the Company's activities, including restrictions on the nature of its investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, recordkeeping, voting, proxy, disclosure, and other rules and regulations, all of which could incur significant registration and compliance costs. Accordingly, management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that the Company could be classified as an "investment company."

EMPLOYEES

     The Company and its consolidated subsidiaries have a total of twenty-one employees. The Company and its Affiliates also rely on a number of key consultants and advisors. The Company believes that its future success will depend in large part on its ability to retain its key personnel and on its ability to attract, retain, train, and motivate additional highly skilled and dedicated employees. Neither the Company nor any of the Affiliates are a party to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent. From time to time, the Company may retain independent third parties to provide services on an "as needed" basis.

RESEARCH AND DEVELOPMENT

     Although the Company itself is not involved in research and development at this time, the Company's consolidated subsidiaries are so involved. In 1997, CombiMatrix, MerkWerks, and Soundview Technologies incurred research and development related expenses of $621,204, $117,753, and $148,933, respectively. Soundview Technologies' expense relates only to the six month period following the Company's acquisition of a majority-ownership position in Soundview Technologies.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of the Company's plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this section "Item 1. Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and in other places in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which the Company and the Affiliates operate, and other circumstances affecting anticipated revenues and costs. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statement.

ITEM 2. PROPERTY

     The Company leases a 1,980 square foot office in Pasadena, California. Such lease terminates in November 1998. However, the Company is seeking to move into larger facilities to accomodate its growing business. The Company believes that suitable space is readily available and is currently negotiating a lease. MerkWerks is located at the Company's facilities. The Company's other consolidated subsidiaries, CombiMatrix and Soundview Technologies lease facilities in the San Francisco, California and Greenwich Connecticut areas respectively.

ITEM 3. LEGAL PROCEEDINGS

     None.
                                       10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1997 there were no matters submitted to a vote of the Company's security holders.


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

     The high and low bid prices for the Common Stock as reported by the National Quotation Bureau, Inc. for the period of January 1, 1996 through July 5, 1996 and the Nasdaq Stock Market for the period July 8, 1996 through December 31, 1997 are as follows. Such prices are interdealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.


             Fiscal Year 1996        High         Low
             ----------------        ----         ---
             First Quarter          $8-3/4        $5-1/4
             Second Quarter         $13-3/4       $7
             Third Quarter          $12-3/4       $6-5/8
             Fourth Quarter         $11           $7-1/8


             Fiscal Year 1997
             ----------------

             First Quarter          $8-7/8        $6-1/2
             Second Quarter         $7-1/4        $3
             Third Quarter          $10-1/4       $6-1/2
             Fourth Quarter         $12-5/8       $7-1/8

                                      11

     On March 26, 1998, the closing bid and asked quotations for the Common Stock were $14-3/4 and $15-1/4, respectively, per share.

     On March 26, 1998, there were approximately 750 owners of record of the Company's Common Stock. The majority of the outstanding shares of the Common Stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

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

SALES OF UNREGISTERED SECURITIES

     On May 7, 1997, the Company entered into a Settlement Agreement terminating a lawsuit brought by Ann P. Hodges, a former director of the Company, and her husband Christopher D. Hodges. The suit alleged that the Company breached a contract with Ann Hodges by improperly refusing to permit her to exercise an option to purchase 100,000 shares of common stock of the Company, and sought $950,000 in damages from the Company. Under the terms of the Settlement Agreement, the Hodges were paid $25,000 in cash and options to purchase 120,600 shares of the Company's Common Stock at an exercise price equal to $4.25 per share. The ability to exercise the options vests over a period of 18 months, and options remain exercisable until the Hodges realize total profits of up to $475,000 (measured as the aggregate difference between the market value of the shares on the date of exercise and the exercise price). As of March 20, 1998, the Hodges have exercised their options to purchase 80,400 shares of the Company's common stock, with an approximate value of such exercise of $445,000. The issuance of both the options and the shares of common stock upon exercise of the options was exempt from registration pursuant to Section 4(2) of the Securities Act.

     In June 1997, the Company sold 290,200 units at a purchase price of $5.00 per unit, each unit representing one common stock purchase warrant and one share of the Company's common stock, to 37 accredited investors. Each common stock purchase warrant entitles its holder to purchase one share of the Company's common stock at an exercise price of $7.50 per share, subject to adjustment, and expires on June 8, 2000. Finders involved in this transaction received finders fees at a rate of $0.50 per unit placed and one finder warrant per ten units placed for a total of 27,870 finder warrants. Each finder warrant may be exercised prior to June 8, 2000 for one share of the Company's common stock at an exercise price of $5.50 per share, subject to adjustment. The Company's sale of these units was exempt from registration, as a private placement, under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

     Additionally, in June 1997, the Company issued warrants representing the right to purchase 100,000 shares of the Company's common stock (subject to vesting), at an exercise price of $6.00 per share, to Cruttenden Roth Incorporated in connection with financial consulting services provided by that firm, and the Company granted an option to purchase 12,000 shares of the Company's common stock (subject to vesting), at an exercise price of $5.00 per share, in connection with services provided to the Company by a consultant. Each of these transactions was exempt from registration, as a private placement, under Section 4(2) of the Securities Act.

     In July 1997, in connection with the Company's purchase of an additional 35% interest in Soundview Technologies, the Company issued 400,000 shares of the Company's common stock to two individuals who were accredited investors. The issuance of these shares was exempt from registration, as a private placement, under Section 4(2) of the Securities Act.

     Additionally, in July 1997, the Company granted options to purchase 24,000 shares and 4,000 shares, respectively, of the Company's common stock (in each case subject to vesting), at exercise prices of $7.00 per share, in connection with services provided to the Company by two consultants each of whom are accredited investors. Each of these transactions was exempt from registration, as a private placement, under Section 4(2) of the Securities Act.

     In December 1997, the Company sold 226,002 units at a purchase price of $7.50 per unit, each unit representing one common stock purchase warrant and one share of the Company's common stock, to 51 accredited investors. Each common stock purchase warrant entitles its holder to purchase one share of the Company's common stock at an exercise price of $10.00 per share, subject to adjustment, and expires on November 30, 2000. Finders involved in this transaction received finders fees at a rate of $0.50 per unit placed and one finder warrant per ten units placed for a total of 20,550 finder warrants. Each finder warrant may be exercised prior to November 30, 2000 for one share of the Company's common stock at an exercise price of $8.25 per share, subject to adjustment. The Company's sale of these units was exempt from registration, as a private placement, under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

DESCRIPTION OF SECURITIES

     The Company is authorized to issue up to 10,000,000 shares of Common Stock, without par value, of which 3,616,187 shares of Common Stock have been issued and are outstanding as of March 20, 1998. Holders of the Common Stock are entitled to one vote per share on all matters to be voted on by the shareholders, and to cumulate votes in the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets of the Company which are legally available for distribution, after payment of all debts and other liabilities. Holders of Common Stock have no preemptive, subscription, redemption or conversion rights.

     On March 17, 1998, the Company announced that its Board of Directors declared a two-for-one split of the Company's common stock subject to approval by shareholders of an amendment of the Company's Articles of Incorporation to increase the number of authorized common shares. The split will be effected through a dividend of one share of common stock for each common share outstanding. The proposed amendment will be voted on by shareholders of record as of April 6, 1998 at the Company's annual shareholders meeting on May 19, 1998. If approved, the Company will distribute the stock dividend on or about June 12, 1998, for each share held of record at the close of business on May 29, 1998.

TRANSFER AGENT AND REGISTRAR

     U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204-2991, is the Transfer Agent and Registrar for the Company's Common Stock.


ITEM 6.        SELECTED FINANCIAL DATA

     The selected financial data set forth below as of December 31, 1997 and December 31, 1996 and for the years ended December 31, 1997 and 1996 has been derived from the Company's audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including the notes thereto). The audited financial data as of December 31, 1995, 1994 and 1993 and for the periods ending December 31, 1994 and 1993 has been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                         1996
                                                           1997(3)    Restated(3)       1995          1994         1993
                                                       ---------------------------------------------------------------------

Revenues
   Gains on sales of investments                        $  49,475     $  876,499   $  3,194,241      $       0    $        0
   Gain on issuance of stock by affiliate                       0      1,066,408              0              0             0
   Equity in (losses) earnings of affiliates             (160,738)      (451,676)       271,023       (137,782)     (276,465)
   Management fees                                        490,966      1,458,078          2,880              0             0
   Interest income                                         52,075        113,049         49,567         37,502         8,215
                                                       ------------   --------------------------    -----------    -----------

   Total revenue                                          431,778      3,062,358      3,517,711       (100,280)     (268,250)
                                                       ------------   --------------------------    -----------    -----------
Total expenses (1)                                      3,952,199      2,640,504      1,399,042        724,156       597,848
                                                       ------------   --------------------------    -----------    -----------

(Loss) income before income taxes and
  minority interests                                   (3,520,421)       421,854      2,118,669       (824,436)     (866,098)

(Benefit) provision for income taxes                     (250,132)       606,141        287,817          3,541         1,486
                                                       ------------   -----------    --------------------------    -----------
(Loss) income before minority interests                (3,270,289)      (184,287)     1,830,852       (827,977)     (867,584)

Minority interests                                       (410,910)      (201,309)          (459)             0             0
                                                       ------------   -------------------------     -----------    -----------

Net (loss) income                                     $(2,859,379)     $  17,022     $1,831,311     $ (827,977)    $(867,584)
                                                       ------------   -----------    -----------    -----------    -----------
                                                       ------------   -----------    -----------    -----------    -----------


(Loss) earnings per common share
   Basic                                                   $(1.15)         $0.01          $1.08         $(0.55)       $(1.65)
   Diluted                                                 $(1.15)         $0.01          $0.77         $(0.55)       $(1.65)

Weighted average number of common and potential common
  shares for computation of (loss) earnings per
  share(2)
     Basic                                              2,481,143      1,913,007      1,700,797      1,503,573       524,808
     Diluted                                            2,481,143      2,488,217      2,366,606      1,503,573       524,808



CONSOLIDATED BALANCE SHEET DATA:

                                                                              1996
                                                          1997(3)           Restated(3)        1995           1994        1993
                                                      ----------------------------------------------------------------------------

Total assets                                          $  8,853,633        $  5,175,445      $3,843,954     $  779,180    $ 670,018
Total liabilities                                     $    446,569        $    836,602      $  357,979     $  352,230    $  14,993
Minority interest                                     $    227,364        $    380,329      $   10,796     $        0    $       0
Stockholders' equity                                  $  8,179,700        $  3,958,514      $3,475,179     $  426,950    $ 855,025


(1)  Includes write-downs in 1997 and 1996 of $272,093 and $559,250, respectively, relating to three promissory notes held by the Company which are secured by the stock of Whitewing and the Company (See Note 4 to the Consolidated Financial Statements).

(2) Potential common shares in 1997, 1994, and 1993 have been excluded from per share calculations because the effect of their inclusion would be anti-dilutive.

(3) In 1997, the Company acquired a controlling interest in Soundview Technologies. The 1996 amounts have been restated for the effects of the Company's increased interest in Soundview Technologies. Prior to this restatement, the Company reported losses of $160,738 in equity in earnings of affiliates and net income of $293,009 (See Notes 1 and 2 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

     The Company's financial condition and results of operations can only be understood with reference to the Company's business and ongoing activities. The Company engages in two main lines of business: investment advisory services, which includes the Company acting as an investment advisor to domestic and offshore private investment funds, and investing in and developing start-up business ventures. Although the Company has relied upon the sale of its own as well as its holdings of the Affiliates' equity securities to generate the capital needed to finance the implementation of its plan of operations, the Company's strategy is to retain the majority of its current holdings, and possibly acquire additional interests in the Affiliates or acquire interests in new companies to increase and diversify its holdings. The Company, from time to time, may sell a portion of its equity interests when that interest has appreciated to a value that management believes is prudent and market conditions are favorable. The Company is currently focussed on the development of its various business enterprises to establish operations and promote growth and cash flow in each enterprise.

     In the following discussion and analysis, the period to period comparisons must be viewed in light of the impact that the Company's acquisition and disposition of securities of its various business interests
has had on the Company's financial condition and results of operations.   In
fiscal 1995, the Company's financial condition and results of operations were highlighted by the Company's activities relating primarily to the sale of a portion of its holdings in Whitewing, and to a lesser extent the formation of, and sale of shares in, MerkWerks. In fiscal 1996, the Company's financial condition and results of operations were highlighted primarily by the Company's activities relating to investments in CombiMatrix, Soundview Technologies, and Greenwich Information Technologies, as well as the impact of the initial public offering of Whitewing, and to a lesser extent the sale of a portion of the Company's interests in these Affiliates. In addition, in fiscal 1996, the Company expended significant resources developing and expanding its investment advisory services. In fiscal 1997, the Company's financial condition and results of operation were highlighted by the acquisition of a majority ownership interest in Soundview Technologies, the settlement of a lawsuit and the cost of several filings with the Securities and Exchange Commission relating the Soundview Technologies acquisition and the registration of shares of the Company's common stock.

     As a result of the impact of each of these activities that the Company has undertaken and will continue to undertake as well as the start-up nature of most of the Company's Affiliates, the Company's results of operations are volatile and do not fall into repeatable patterns. Consequently, past performance is not necessarily indicative of future performance.

ACQUISITION

     On July 6, 1997, the Company purchased from two individuals, a total of 2,625,000 shares (the "Soundview Shares") of common stock, $0.001 par value per share, of Soundview Technologies pursuant to a Common Stock Purchase Agreement among the Company and the two individuals dated July 6, 1997. The Soundview Shares represented 35% of the outstanding capital stock of Soundview Technologies. As a result of the transaction, the Company owned over 50% of the outstanding common stock of Soundview Technologies and Soundview Technologies became a consolidated subsidiary of the Company.

     As a result of the Company's increased ownership position in Soundview Technologies, the Company has restated its consolidated balance sheet as of December 31, 1996 and its operating results for year ended December 31, 1996 and for the six months ended June 30, 1997 to report the Company's 16.4% ownership interest in Soundview Technologies during these periods on the equity method. Subsequent to the Company attaining a majority position in Soundview Technologies, beginning with the six month period beginning July 1, 1997, the Company's financial statements include the accounts of

Soundview Technologies on a consolidated basis.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

REVENUES

     The Company reported net revenues of $431,778 for the year ended December 31, 1997 ("1997") compared to revenues of $3,062,358 for the year ended December 31, 1996 ("1996").

       GAINS ON SALES OF INVESTMENTS. Net gains on sales of investments decreased from $876,499 for 1996 to $49,475 for 1997. Such gain for 1997 is comprised of gains on sales of interests in CombiMatrix. The year-earlier gain of $876,499 represents a gain primarily from sales of shares of CombiMatrix, and to a lesser extent of MerkWerks and Soundview Technologies. During 1997, the Company sold a smaller portion of its assets, focusing instead on the development of its various business interests. During 1996, the Company sold a larger portion of its holdings primarily to raise the capital necessary to acquire interests in new companies as well as to provide working capital for ongoing operations. Until the Company generates sufficient revenue from operations of its various business concerns, the Company, from time to time, may sell a portion of its equity interests when that interest has appreciated to a value that management believes is prudent and market conditions are favorable. However, the Company intends to retain significant interests in its current and future holdings. Furthermore, the timing and extent of any sales of securities are subject to substantial fluctuation from quarter to quarter.

       GAIN ON ISSUANCE OF STOCK BY AFFILIATE. In February 1996, shares of Whitewing Labs were sold in an initial public offering. This initial public offering of shares reduced the Company's ownership interest in Whitewing Labs from 38.3% to 18.4%. As a result of this offering, the Company reported an unrealized gain of $1,066,408, representing an increase in the book value of the shares of Whitewing Labs that the Company retained following the initial public offering. There were no such events during 1997. Management does not anticipate recognizing any similar gain in relation to shares of Whitewing Labs. However, the Company may have future gains of this nature with respect to other subsidiaries if they engage in an initial public offering.

       EQUITY IN (LOSSES) EARNINGS OF AFFILIATES. The Company reported equity in losses of affiliates of $160,738 for 1997, compared to losses of $451,676 for 1996. Such losses for 1997 are comprised of a gain of $129,131 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of $173,632 for the Company's investment in Whitewing Labs, and a loss of $116,237 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting.
       Losses for 1996 are comprised of a gain of $182,980 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of $312,549 for the Company's investment in Whitewing Labs, a loss of $275,987 for the Company's investment in Soundview Technologies, and a loss of $46,120 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting.

       MANAGEMENT FEES. During 1997, management fee income, which includes performance fee income, was $490,966 as compared to management fee income of $1,458,078 generated during 1996.

       Of the total $1,458,078 in management fees earned in 1996, $1,400,000 was paid to the Company by Soundview Technologies through the issuance of 1,400,000 shares of Soundview Technologies' common stock to the Company for providing management and consulting services, including assisting Soundview Technologies in raising $1,000,000 through the sale of Soundview Technologies' common stock at $1.00 per share. The balance of $58,078 of management fee income recorded during 1996 was derived from four investment funds managed by the Company. No such fees were paid for by Soundview Technologies in 1997.

       Two of these funds had been managed by the Company during the full twelve month period in 1996. The third fund and fourth fund were formed in April 1996 and June 1996, respectively and, therefore, generated limited management fees during 1996.

       In 1997, all of the management fee income was related to management of the four investment funds. The increase in management fee income derived from the four investment funds during 1997 of $490,966 as compared to 1996 was primarily a result of performance fees realized from one of the investment funds and, to some extent, an increase in assets under management.

       The Company may share management fees or direct a certain amount of brokerage to a broker in return for the broker's referral of prospective clients in relation to its investment advisory business. The Company may also employ consultants to whom it will pay cash or a portion of the advisory fees paid by clients referred to the Company by such consultants. The Company entered into a distribution agreement with an international group during the fiscal year 1996. As part of this agreement, the Company will retain all management fees, but will share performance fees earned in those funds managed by the Company to which the group provides its services.

EXPENSES

       Total expenses increased from $2,640,504 during 1996 to $3,952,199 during 1997 primarily due to the amortization of patent and goodwill arising from the purchase of a majority ownership interest in Soundview Technologies, expenses relating to the expansion of CombiMatrix's research and development efforts, and expenses related to a settlement of a lawsuit.

       MARKETING, GENERAL AND ADMINISTRATIVE. For 1997, marketing, general and administrative expenses increased to $2,145,162 from $2,134,933 for 1996. Expenses incurred during 1997 include a write-down of $272,093 relating to three promissory notes held by the Company, two of which are secured by Whitewing Labs stock and one of which is secured by the Company's common stock as well as Whitewing Labs stock. Expenses incurred in 1996 include a write-down of $559,250 relating to the two promissory notes held by the Company, which are secured by Whitewing Labs stock. The notes, which are currently past due, have been written down to the market value price of the collateral held by the Company. Expenses incurred during 1997 also include consolidation with Soundview Technologies beginning July 7, 1997. Soundview Technologies expenses totalled $156,622 for this period.

       Marketing, general and administrative expenses incurred by the Company in 1996, excluding the write-down and expenses related to Soundview Technologies, were $1,716,447 compared to marketing, general and administrative expenses incurred by the Company in 1996, excluding the write-down, were $1,575,683, representing an increase over 1996 expenses of 8.9%. This increase is primarily due to legal and accounting costs associated with several filings with the Securities and Exchange Commission as well as the purchase of a majority ownership interest in Soundview Technologies, and, to a lesser extent, expenses incurred in the use of consultants in which a portion of the compensation has been paid in equity securities (stock options or warrants). The Company is required to record the fair value of such securities as they vest. Using option valuation techniques, the Company incurred an expense of approximately $179,000. (See Note 2 to the Consolidated Financial Statements.)

       RESEARCH AND DEVELOPMENT EXPENSE. The Company incurred research and development expenses of $887,890 for 1997, compared to expenses of $505,571 during 1996. Such expenses for the period ended December 31, 1997 are comprised of expenses incurred by CombiMatrix of $621,204, expenses incurred by MerkWerks of $117,753, and expenses incurred by Soundview Technologies for the six-month period beginning July 1, 1997 of $148,933. Research and development expenses for 1996 are comprised of expenses incurred by CombiMatrix of $420,887 and expenses incurred by MerkWerks of $84,684. No expenses are attributable to Soundview during the first six-months of 1997 and the year ended December 31, 1996 as the Company reported its investment on the equity method of accounting.

       AMORTIZATION OF PATENTS AND GOODWILL. The Company reported amortization expenses relating to patents and goodwill of $459,147 during 1997 as compared to no such expense during 1996. This relates to the Company's purchase of a majority interest in Soundview Technologies whereby the Company is incurring amortization expenses of approximately $230,000 each quarter for a period of approximately five years relating to the intangible assets acquired.

       LEGAL SETTLEMENT EXPENSE. The Company incurred a one-time charge of $460,000 relating to a legal settlement during the year ended December 31, 1997. Management of the Company believes that settling this litigation on the agreed upon terms prevented unnecessary litigation costs as well as the unnecessary diversion of Company resources and was in the best interests of the Company. (See Part II, Item 5 "Sales of Unregistered Securities")

PROVISION FOR INCOME TAXES

       For 1997, the Company recorded a benefit of $250,132, as compared to an income tax expense of $606,141 for the same period in fiscal 1996. In the current year, the Company generated a loss as compared to a pre-tax income in 1996.

MINORITY INTERESTS

       Minority interests in losses of consolidated subsidiaries increased to $410,910 in 1997, compared to $201,309 in 1996. The increase is primarily attributable to increased losses generated by the consolidated subsidiaries in 1997 and the consolidation of Soundview Technologies for the period from July 7, 1997 to December 31, 1997. The Company's investment in Soundview Technologies in 1996 was accounted for under the equity method.


1996 COMPARED TO 1995

REVENUES

       The Company reported net revenues of $3,062,358 in 1996 compared to revenues of $3,517,711 for the year ended December 31, 1995 ("1995").

       GAINS ON SALES OF INVESTMENTS. During 1996, the Company increased its asset base by acquiring interests in three new companies, CombiMatrix, Soundview Technologies, and Greenwich Information Technologies. Although the Company sold a limited amount of its interests in these companies, the Company continues to maintain significant equity positions in each. Net gains on sales of investments decreased from $3,194,241 for 1995 to $876,499 for 1996, which represents a decrease of $2,317,742 or 72.6%. Such gain for 1996 is comprised primarily of gains on sales of shares of CombiMatrix of $618,758, and, to a lesser extent, of gains on sales of shares of MerkWerks of $119,551, losses on sales of shares of Soundview Technologies of $10,000, and gains in sales of membership interests in Greenwich Information Technologies of $148,190. The year earlier gain of $3,194,241 represented a gain of $2,716,216 from sales of approximately 51% of the Company's holding in Whitewing and a gain of $478,025 from the sale of approximately 25% of the Company's holding in MerkWerks.

       GAIN ON ISSUANCE OF STOCK BY AFFILIATE. In February 1996, shares of Whitewing were sold in an initial public offering. This initial public offering of shares reduced the Company's ownership interest in Whitewing from 38.3% to 18.4%. As a result of this offering, the Company reported an unrealized gain of $1,066,408, representing an increase in the book value of the shares of Whitewing that the Company retained following the initial public offering. Consequently, the Company currently accounts for its investment in Whitewing under the equity method of accounting. No such event occured in 1995.

       EQUITY IN (LOSSES) EARNINGS OF AFFILIATES. The Company reported losses attributable to equity in earnings of affiliates of $451,676 for 1996, compared to earnings of $271,023 for 1995. Such losses for 1996 are comprised of a gain of $182,980 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss from the Company's share of net losses in Soundview Technologies of $275,987, net losses in Greenwich Information Technologies of $46,120, and a loss of $312,549 from the Company's investment in Whitewing, as determined by the equity method of accounting.

       MANAGEMENT FEES. For 1996, management fee income increased to $1,458,078 over management fee income of $2,880 generated during 1995. Of the total $1,458,078 in management fees earned during 1996, $1,400,000 was paid to the Company by Soundview Technologies through the issuance of 1,400,000 shares of Soundview Technologies' common stock in exchange for providing management and consulting services, including assisting Soundview Technologies in raising $1,000,000 through the sale of Soundview Technologies' common stock at $1.00 per share.

       The balance of $58,078 of management and performance fee income recorded during 1996 was derived from four investment funds managed by the Company. While the Company is entitled to receive quarterly management fees based on the amount of assets under management in each of these funds, the Company does not receive performance fees until a particular fund has been in operation for a twelve month period. In the case of the private investment partnerships, performance fees are not earned until the first anniversary of each limited partner's initial investment date. After such anniversary date, performance fees are earned at the end of each fiscal year. Two of the funds to which the Company is the investment advisor were managed by the Company during the full twelve month period in 1996. The third and fourth funds were formed in April 1996 and June 1996, respectively and, therefore, generated limited management fees and no performance fees during the year ended December 31, 1996.

EXPENSES


       Total expenses increased from $1,399,042 during 1995 to $2,640,504 during 1996 primarily due to increased costs of operating a public company as well as those costs incurred in the acquisition of additional business ventures and the further development of the Company's investment advisory services. Expenses in 1996 also include the consolidation of the accounts of CombiMatrix, which were immaterial in 1995.

       MARKETING, GENERAL AND ADMINISTRATIVE. For 1996, marketing, general and administrative expenses increased to $2,134,933 as compared to $1,334,559 for 1995. Expenses incurred during 1996, include a write-down of $559,250 relating to the two promissory notes held by the Company, which are secured by Whitewing Labs stock.

       Marketing, general and administrative expenses incurred by the Company in 1996, excluding the write-down, were $1,575,683, representing an increase over 1995 expenses of 18.1%. This increase is primarily due to increased costs of operating a public company as well as those costs incurred in the acquisition of additional business ventures and the further development of the Company's investment advisory services, including additional accounting, legal, printing, and other professional costs, which were not incurred in 1995.

       RESEARCH AND DEVELOPMENT EXPENSE. The Company incurred research and development expenses of $505,571 during 1996, compared to expenses of $64,483 during 1995. Such expenses for 1996 are comprised of expenses incurred by CombiMatrix of $420,887 and expenses incurred by MerkWerks of $84,684. Research and development expenses for 1995 are comprised of expenses incurred by CombiMatrix of $380 and expenses incurred by MerkWerks of $64,103. No such expenses are attributable to Soundview during the first six-months of 1997 and the year ended December 31, 1996 as the Company reported its investment on the equity method of accounting.

PROVISION FOR INCOME TAXES

       For 1996, the Company recorded an income tax provision of $606,141, as compared to an income tax provision of $287,817 for 1995. This increase is primarily due to the deferred tax liability associated with the unrealized gain on the issuance of Whitewing stock and amounts currently payable that are associated with the management fee earned by the Company for its management and consulting services to Soundview Technologies.

MINORITY INTERESTS.

     Minority interest in losses of consolidated subsidiaries increased to $201,309 in 1996 from $459 in 1995. This increase is primarily attributable to the Company's majority-ownership of CombiMatrix and a full year's operations of MerkWerks in 1996. MerkWerks was formed September 1995 and incurred an insignificant loss in 1995.

INFLATION

       Inflation has not had a significant impact on the Company.


LIQUIDITY AND CAPITAL RESOURCES

       At December 31, 1997, the Company had cash and cash equivalents of $1,366,878, working capital of $1,348,971, and a ratio of current assets to current liabilities of 4.0 to 1 on a consolidated basis. The Company has no material commitments for capital expenditures at the present time.

       As of December 31, 1996, the Company had issued a short-term non-interest bearing note with a balance of $552,500 in connection with the Company's investment in Greenwich Information Technologies. The short-term note, net of payments, was subsequently converted to a Promissory Note to Greenwich Information Technologies in the principal amount of $525,000, whereby the Company made payments to Greenwich Information Technologies of a minimum of $25,000 each month from February 1, 1997 through July 1, 1997; $50,000 each month from August 1, 1997 to December 1, 1997; and pay the outstanding principal plus any accrued and unpaid interest by December 31, 1997. The Note bore interest at 6.5% per annum. As of December 31, 1997, the Company has paid this note in full.

       The Company also issued two non-recourse promissory notes to two individuals in the aggregate principal amount of $900,000 in connection with the Company's purchase of a majority ownership interest in Soundview Technologies. These notes bore interest at the rate of 6.07% per annum. As of December 31, 1997, the Company has paid these notes in full.

       The Company invested a total of $950,000 in the two private investment partnerships of which it is a general partner during 1995 and 1996. The Company withdrew a total of $600,000 and $250,000 from these partnerships in 1996 and 1997, respectively. As of December 31, 1997, subsequent to these withdrawals, the value of the Company's partnership interests is approximately $586,000.

       The Company's principal source of operating capital has been the issuance of equity securities and, to a lesser extent, the sale of portions of its investments in Affiliates. The Company's other financial resources are limited as it has no committed bank lines of credit.

       Although the Company anticipates that revenues from operations and working capital reserves will provide sufficient funds for its operating expenses in the next twelve months, the Company intends to seek additional financing to fund new business opportunities and operating expenses. There can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt, or other external financing, however, there can be no assurance that additional funding will be available on favorable terms, if at all.
Such financing transactions may be dilutive to existing investors.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and other Postretirement Benefits" ("SFAS 132"). SFAS 130 and SFAS 131 will become effective for the Company in 1998. The adoption of SFAS 130 and SFAS 131 deals only with disclosure matters and is not expected to have a material effect on the Company's consolidated financial statements. SFAS 132 is not applicable to the Company.

YEAR 2000 ISSUES

     The Company has assessed its internal computer systems and believes these systems are or will easily become Year 2000 compliant. However, the Company's investment advisory services rely, to some extent, on brokers and other service providers and, although the Company believes they have or are taking steps to become Year 2000 compliant, the Company can provide no assurance that their systems will be compliant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

       The financial statements and related financial information required to be filed hereunder are indexed on page 22 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this Item is incorporated by reference from the information under the captions entitled "Election of Directors -- Nominees," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed with the Commission not later than April 30 1998.

ITEM 11. EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Officer Compensation" in the Company's definitive proxy statement to be filed with the Commission not later than April 30, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Officer Compensation" in the Company's definitive proxy statement to be filed with the Commission not later than April 30, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated by reference from the information under the caption entitled "Transactions with Management and Others" in the Company's definitive proxy statement to be filed with the Commission not later than April 30, 1998.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a)  1    Financial Statements:
                                                                                                             PAGE
              Report of Independent Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-1
              Independent Auditor's Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-2
              Consolidated Balance Sheets as of December 31, 1997 and 1996 . . . . . . . . . . . . . . . .    F-3
              Consolidated Statements of Operations for the Years Ended December 31, 1997,
              1996, and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-4
              Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
              1997, 1996, and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-5
              Consolidated Statements of Cash Flows for the Years Ended December 31, 1997,
              1996, and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-6
              Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .    F-7

          2. FINANCIAL STATEMENT SCHEDULES. Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

          3. EXHIBITS. The following exhibits are either filed herewith or incorporated herein by reference:

               3.1    Articles of Incorporation, as amended*
               3.2    Amended and Restated Bylaws**
              10.1    Lease of Company's Executive Offices at 12 South Raymond Avenue, Pasadena, California 91105*
              10.2    Company's 1993 Stock Option Plan*
              10.3    Form of Stock Option Agreement*
              10.4    Company's 1996 Stock Option Plan***
              10.5    Letter Agreement between Company and Greenwich Information Technologies regarding attached
                      Promissory Note and Pledge Agreement.****
              10.6    Legal Settlement between the Company and Ann P. Hodges and Christopher D. Hodges**
              10.7    Agreement between the Company and Cruttenden Roth Incorporated**
              10.8    Agreement between Acacia Research and Paul Ryan
              10.9    1996 Executive Stock Bonus Plan*****
              10.10   Greenwich Information Technologies Exclusive Marketing and Licensing Agreement.
              23.1    Consent of Price Waterhouse LLP
              23.2    Consent of Finocchiaro & Co.
              27      Financial Data Schedule

              *       Incorporated by reference from the Company's Registration Statement on Form SB-2
                      (33-87368-L.A.), which became effective under the Securities Act of 1933, as amended, on June 15, 1995.

              **      Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on
                      August 14, 1997.

              ***     Incorporated by reference from the Company's Registration Statement on Form S-8 filed on February 21, 1997.

              ****    Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

              *****   Incorporated by reference from the definitive proxy statement for the 1996 annual shareholder meeting.

    (b) REPORTS ON FORM 8-K.

        Current report event date April 29, 1997 (Item 4 and Item 7) Current report event date July 6, 1997, as Amended by Form 8-K/A on
          September 19, 1997 (Item 2 and Item 7)
        Current report event date January 27, 1998 (Item 2 and Item 7)

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:           March 27, 1998           ACACIA RESEARCH CORPORATION




                                          /s/  PAUL R. RYAN
                                               --------------------------------
                                          Paul R. Ryan
                                          Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                                       DATE

/s/ R. Bruce Stewart
------------------------  Chairman of the Board of Directors, Chief Financial
R. Bruce Stewart          Officer (Principal Financial and Accounting Officer)    March 27, 1998

/s/ Paul R. Ryan
------------------------  Chief Executive Officer and President (Principal
Paul R. Ryan              Executive Officer) and Director                         March 27, 1998

/s/ Kathryn King-Van-Wie
------------------------    Chief Operating Officer and Secretary                 March 27, 1998
Kathryn King-Van-Wie

/s/ Brooke P. Anderson
------------------------  Director                                                March 27, 1998
Brooke P. Anderson

/s/ Fred A. de Boom
------------------------  Director                                                March 27, 1998
Fred A. de Boom

/s/ Edward W. Frykman
------------------------  Director                                                March 27, 1998
Edward W. Frykman

                                     23

                        Report of Independent Accountants
                        ---------------------------------



To the Board of Directors and
Stockholders of Acacia Research Corporation


In our opinion, the accompanying consolidated balance sheet at December 31, 1997 and the related consolidated statements of operations, of stockholders' equity and of cash flows for the year ended December 31, 1997 listed in the accompanying index present fairly, in all material respects, the financial position of Acacia Research Corporation and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 2, the consolidated financial statements as of and for the year ended December 31, 1996 have been restated to account for the Company's investment in Soundview Technologies Incorporated on the equity method as a result of the Company's purchase of additional ownership interest in Soundview Technologies Incorporated in 1997. We have audited the adjustments described in Note 2 that were applied to restate the 1996 financial statements. In our opinion, such adjustments are appropriate and have been properly applied to the 1996 financial statements.


/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP
Los Angeles, California
March 25, 1998

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and
Stockholders of Acacia Research Corporation

We have audited the consolidated balance sheet of Acacia Research Corporation and subsidiaries as of December 31, 1996, and the consolidated statements of operations, of stockholders' equity and of cash flows for the years ended December 31, 1996 and 1995, as listed in the accompanying index, prior to restatement described in Note 2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us, prior to restatement described in Note 2, present fairly, in all material respects, the financial position of Acacia Research Corporation and its subsidiaries at December 31, 1996, and results of their operations and their cash flows for the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles. We have not audited the consolidated financial statements of Acacia Research Corporation and its subsidiaries for any period subsequent to December 31, 1996 nor have we examined any adjustments applied to the 1996 financial statements.

/s/ FINOCCHIARO & CO.

Pasadena, California
July 31, 1997, except as
to the penultimate paragraph
in Note 2, which is as
of March 25, 1998

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31, 1997 and 1996

                                                                                     (Restated)
                                                            December 31, 1997    December 31, 1996
                                                            -----------------    -----------------
ASSETS
Current assets
 Cash and cash equivalents                                     $  1,366,878         $  292,701
 Capital withdrawals receivable from partnerships                         0            400,000
 Receivables from affiliates                                              0             52,592
 Management fees and other receivables                              235,059            245,446
 Prepaid expenses                                                    83,603            215,490
 Income tax receivable                                              110,000                  0
 Deferred income taxes                                                    0                272
                                                               ------------       ------------
       Total current assets                                       1,795,540          1,206,501

Equipment, furniture, and fixtures, net                             241,661            202,049


Notes receivable, net                                               376,008            633,000
Investment in affiliates, at equity                               1,204,802          2,451,684
Partnership interests, at equity                                    586,393            625,405
Patents, net of accumulated amortization                          3,877,250             53,637
Goodwill, net of accumulated amortization                           757,697                  0
Organization costs, net of accumulated amortization                  14,282              3,169
                                                               ------------       ------------
                                                               $  8,853,633       $  5,175,445
                                                               ------------       ------------
                                                               ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

 Accounts payable and accrued expenses                           $  169,796          $  90,599
 Accrued compensation                                                50,684                  0
 Legal settlement payable                                           226,089                  0
 Note payable                                                             0            552,500
                                                               ------------       ------------
      Total current liabilities                                     446,569            643,099

Deferred income taxes                                                     0            193,503
                                                               ------------       ------------
      Total liabilities                                             446,569            836,602
                                                               ------------       ------------


Minority interests                                                  227,364            380,329
                                                               ------------       ------------
Stockholders' equity

 Common stock, no par value; 10,000,000 shares authorized;
   3,143,074 shares in 1997 and 1,970,672 shares in 1996
   issued and outstanding                                        10,712,984          4,071,993
 Warrants to purchase common stock                                  370,122             10,000
 (Accumulated deficit) retained earnings                         (2,706,606)           152,773
 Stock subscription receivable                                            0            (88,752)
 Note receivable secured by common stock                           (196,800)          (187,500)
                                                               ------------       ------------
  Total stockholders' equity                                      8,179,700          3,958,514
                                                               ------------       ------------
                                                               $  8,853,633       $  5,175,445
                                                               ------------       ------------
                                                               ------------       ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 1997, 1996 and 1995

                                                                      (Restated)
                                                          1997           1996           1995
                                                       ----------     ----------     ----------
Revenues

   Gains on sales of investments                        $  49,475     $  876,499     $3,194,241
   Gain on issuance of stock by affiliate                       0      1,066,408              0
   Equity in (losses) earnings of affiliates             (160,738)      (451,676)       271,023
   Management fees                                        490,966      1,458,078          2,880
   Interest income                                         52,075        113,049         49,567
                                                       ----------     ----------     ----------
Total revenues                                            431,778      3,062,358      3,517,711
                                                       ----------     ----------     ----------

Expenses

   Marketing, general, and administrative expenses      2,145,162      2,134,933      1,334,559
   Research and development expenses                      887,890        505,571         64,483
   Amortization of patent and goodwill                    459,147              0              0
   Legal settlement expense                               460,000              0              0
                                                       ----------     ----------     ----------
 Total expenses                                         3,952,199      2,640,504      1,399,042
                                                       ----------     ----------     ----------
(Loss) income before income taxes and
  minority interests                                   (3,520,421)       421,854      2,118,669


(Benefit) provision for income taxes                     (250,132)       606,141        287,817
                                                       ----------     ----------     ----------
(Loss) income before minority interests                (3,270,289)      (184,287)     1,830,852

Minority interests                                       (410,910)      (201,309)          (459)
                                                       ----------     ----------     ----------
Net (loss) income                                     $(2,859,379)     $  17,022     $1,831,311
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------
(Loss) earnings per share

 Basic                                                    ($1.15)          $0.01          $1.08
 Diluted                                                  ($1.15)          $0.01          $0.77

Weighted average number of common and
  potential common shares outstanding
  used in computation of (loss) earnings
  per share

 Basic                                                  2,481,143      1,913,007       1,700,797
 Diluted                                                2,481,143      2,488,217       2,366,606

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Years Ended December 31, 1997, 1996 and 1995

                                                                      (ACCUMULATED
                                                      WARRANTS TO        DEFICIT)       STOCK        NOTE RECEIVABLE
                                COMMON      COMMON     PURCHASE         RETAINED     SUBSCRIPTIONS      SECURED BY
                                SHARES      STOCK     COMMON STOCK      EARNINGS       RECEIVABLE      COMMON STOCK        TOTAL
                               ---------   ---------  ------------  ---------------  -------------   ----------------   -----------
1995
Balance at December 31, 1994   1,602,825   $2,172,509                 $(1,695,561)    $(50,000)                         $ 426,948
Net income                                                              1,831,312                                       1,831,312
Common stock issued              136,180      817,082                                                                     817,082
Stock issuance costs                         (167,974)                                                                   (167,974)
Stock options exercised           74,500      183,375                                                                     183,375
Common stock issued for
  stock subscriptions             16,167       97,002                                  (97,002)                                 0
Stock options exercised
  for stock subscriptions         33,000       61,250                                  (61,250)                                 0
Tax benefit from nonqualified
  stock options                               232,061                                                                     232,061
Compensation expense relating
  to stock options                            142,375                                                                     142,375
Warrants issued                                            $10,000                                                         10,000
                                ---------    ---------    ------------   ----------  -----------       ---------       -----------
Balance at December 31, 1995   1,862,672     3,537,680      10,000        135,751     (208,252)                0        3,475,179


1996
Net income, as restated                                                    17,022                                          17,022
Stock options exercised          108,000       215,500                                                                    215,500
Cash received for stock
  subscriptions                                                                        119,500                            119,500
Issuance of note secured
  by common stock                                                                                       (187,500)        (187,500)
Tax benefit from nonqualified
  stock options                                318,813                                                                    318,813
                               ---------     ---------     -------      ---------    ----------       -----------       ----------
Balance at December 31, 1996   1,970,672     4,071,993      10,000        152,773      (88,752)         (187,500)       3,958,514

1997
Net loss                                                               (2,859,379)                                     (2,859,379)
Units issued in private
  placement                      916,202     5,694,223      25,810                                                      5,720,033
Stock issuance costs                          (301,211)    188,278                                                       (112,933)
Stock options exercised          256,200       806,000                                                                    806,000
Warrants issued                                            146,034                                                        146,034
Increase in capital due to
  issuance of stock by
  affiliate                                    358,779                                                                    358,779
Compensation expense
  relating to stock options                     33,200                                                                     33,200
Cash received for stock
  subscriptions                                                                           88,752                           88,752
Adjustment in carrying
  value of note secured
  by common stock                                                                                          (9,300)         (9,300)
Tax benefit from nonqualified
  stock options                                 50,000                                                                     50,000
                               ---------     ---------     -------      ---------    ----------       -----------       ----------
Balance at December 31, 1997   3,143,074   $10,712,984    $370,122    $(2,706,606)    $       0         $(196,800)      $8,179,700
                               ---------     ---------     -------      ---------    ----------       -----------       ----------
                               ---------     ---------     -------      ---------    ----------       -----------       ----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 1997, 1996 and 1995


                                                                                              (Restated)
                                                                                  1997           1996         1995
                                                                               ---------      -----------  ----------

Cash flows from operating activities:

Net (loss) income                                                                $(2,859,379)  $  17,022   $1,831,311
Adjustments to reconcile net (loss) income to net
 cash used in operating activities:
  Legal settlement expense                                                           435,000           0            0
  Depreciation and amortization                                                      529,262      31,151        9,681
  Deferred income tax (benefit) provision                                           (193,231)    245,319      (54,715)
  Gain on sales of investments                                                             0    (876,499)  (3,194,241)
  Equity in losses (earnings) of affiliates                                          160,738     451,676     (271,023)
  Minority interest in net loss                                                     (410,910)   (201,309)        (459)
  Gain on issuance of stock by affiliate                                                   0  (1,066,408)           0
  Provision for write-down of notes and interest receivable                          272,093     559,250            0
  Issuance of warrants for services                                                  360,122           0            0
  Changes in assets and liabilities, net of effects of acquisitions:
    Management fees and other receivables, prepaid expenses,
      patents and other assets                                                      (113,498)   (316,230)     (14,782)
    Accounts payable, accrued expenses, accrued compensation
      and other liabilities                                                          110,324    (155,819)     197,571
                                                                                  ----------  ----------   ----------
  Net cash used by operating activities                                           (1,709,479) (1,311,847)  (1,496,657)

Cash flows from investing activities:

  Purchase of equity investments, net of cash acquired                              (131,604) (3,000,000)    (750,000)
  Payment received on advances to affiliate                                           52,592     414,156      200,000
  Advances to affiliates                                                                   0    (369,597)     (62,638)
  Withdrawals from partnerships                                                      568,143    (400,000)           0
  Proceeds from sales of investments                                                       0   2,049,051    3,205,496
  Payment for acquisition of patent                                                        0     (53,637)           0
  Payments received on notes receivable                                               68,033     466,250            0
  Notes receivable                                                                         0           0   (1,846,000)
  Capitalized expenditures                                                           (92,061)   (155,026)     (39,530)
                                                                                  ----------   ----------   ----------
  Net cash provided by (used in) investing activities                                465,103  (1,048,803)     707,328

Cash flows from financing activities:

  Payments on notes payable                                                       (1,452,500)   (248,143)           0
  Proceeds from notes payable                                                              0     800,000            0
  Proceeds from exercise of stock options                                            806,000           0            0
  Tax benefit from nonqualified stock options                                         50,000     318,813      232,061
  Compensation from stock options                                                          0           0      142,375
  Proceeds from line of credit                                                             0           0    2,000,000
  Payments on line of credit                                                               0           0   (2,000,000)
  Collection of stock subscription receivable                                         88,752           0            0
  Capital contributions from minority shareholders of subsidiaries                   434,000     693,720            0
  Proceeds from sale of common stock, net of issuance costs                        2,392,301     300,350      842,483
                                                                                   ---------  -----------   ---------

  Net cash provided by financing activities                                        2,318,553   1,864,740    1,216,919
                                                                                   ---------  -----------   ---------
Increase (decrease) in cash and cash equivalents                                   1,074,177    (495,910)     427,590

Cash and cash equivalents, beginning of year                                         292,701     788,611      361,021
                                                                                   ---------  -----------   ---------
Cash and cash equivalents, end of year                                            $1,366,878   $ 292,701    $ 788,611
                                                                                   ---------  -----------   ---------
                                                                                   ---------  -----------   ---------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

     Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the laws of the State of California. The Company provides investment advisory services, and also provides management services to, and makes direct investments in emerging corporations with intellectual property rights, most of which are involved in developing new or unproven technologies. There is no assurance that any or all of such technologies will be successful, and, even if successful, that the development of such technologies can be commercialized.

     The Company has significant economic interests in five companies that it has formed and takes an active role in each company's growth and advancement. These companies are: Whitewing Labs, Inc. ("Whitewing"), MerkWerks Corporation ("MerkWerks"), CombiMatrix Corporation ("CombiMatrix"), Soundview Technologies Incorporated ("Soundview Technologies"), and Greenwich Information Technologies LLC ("Greenwich Information Technologies"). In addition, as a registered investment advisor, the Company is a general partner in two private investment partnerships and is an investment advisor to two offshore investment corporations.

     On July 6, 1997, the Company purchased from two individuals a total of 2,625,000 shares (the "Soundview Shares") of common stock of Soundview Technologies for a total purchase price of $4,225,000 consisting of 400,000 shares of common stock of the Company, $500,000 in cash, and the issuance of non-recourse promissory notes to each of the two individuals in the aggregate principal amount of $900,000. These notes were repaid prior to December 31, 1997. The Soundview Shares represent 35% of the outstanding capital stock of Soundview Technologies. As a result of the transaction, the Company owned over 50% of the outstanding common stock of Soundview Technologies. The acquisition was accounted for under the purchase method. The excess of the purchase price over the fair value of the net assets acquired was assigned to patent and goodwill of approximately $4,061,000 and $836,000, respectively. The results of operations of Soundview Technologies have been consolidated with those of the Company since the date of the acquisition (see Note 2).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which the Company maintains an ownership interest of 20% to 50% or exercises significant influence over operating and financial policies are accounted for under the equity method. The cost method is used where the Company maintains ownership interest of less than 20% and does not exercise significant influence over the investee.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

     MANAGEMENT FEES - Management fees include asset-based and performance-based fees earned from two domestic private investment partnerships in which the Company is general partner and two offshore investment corporations for which the Company serves as an investment advisor. These asset management fees are recognized when earned in accordance with the respective partnership and management agreements. Management fees also include income from other consulting and capital management services provided by the Company to other parties. These fees are recognized when the related services are provided. Included in management fees in 1996 was $1,400,000 earned from services provided to Soundview Technologies.

     PATENTS AND GOODWILL - Patents, once issued, and goodwill are amortized on the straight-line method over their estimated remaining useful lives.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of cash and cash equivalents, capital withdrawals receivable from partnerships, management fees and other receivables, accounts payable and accrued expenses, accrued compensation, legal settlement payable, note payable, and stock subscription receivable approximates fair value due to their short term maturity. The carrying value of notes receivable approximates the fair value of the underlying collateral. The fair value of receivables from affiliates is not determined due to their related party nature.

     STOCK-BASED COMPENSATION - Compensation cost of stock options issued to employees is accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

     RESEARCH AND DEVELOPMENT EXPENSES - Research and development costs are charged to expense as incurred.

     INCOME TAXES - Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

     EQUIPMENT, FURNITURE, AND FIXTURES - Equipment, furniture and fixtures are recorded at cost. Major additions and improvements are capitalized. When equipment, furniture and fixtures are sold or otherwise disposed of, the asset account and related depreciation account are relieved, and any gain or loss is included in income for the period of sale or disposal. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, ranging from three to ten years.

     ORGANIZATION COSTS - Organization costs are recorded at cost and are amortized on the straight-line basis over a period of five years.

     (LOSS) EARNINGS PER SHARE - (Loss) earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which became effective for the Company in 1997. SFAS 128 established new standards for computing and presenting earnings per share ("EPS") and superseded APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of primary and fully diluted EPS on the face of the income statement with basic and diluted EPS for all entities with complex capital structures. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. EPS for 1996 and 1995 has been restated, as appropriate, to reflect the Company's adoption of SFAS 128 and the restatement of 1996 consolidated financial statements as a result of the Soundview Shares acquisition. (See Note 1 and "Restatement" below.) Reconciliations of the denominators used in the computation of (loss) earnings per share as required by SFAS 128 are as follows:


                                                1997            1996            1995
                                                ----            ----            ----
     Weighted Average number of
      common shares outstanding
      used in computation of basic EPS        2,481,143       1,913,007       1,700,797

     Dilutive effect of outstanding
      stock options and warrants (a)            444,737         575,210         665,809
                                              ---------       ---------       ---------

     Weighted average number of
      common and potential common
      shares outstanding used in
      computation of diluted EPS              2,925,880       2,488,217       2,366,606
                                              ---------       ---------       ---------
                                              ---------       ---------       ---------

     (a) Potential common shares in 1997 have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.

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

     RECLASSIFICATIONS - For financial statement reporting purposes certain reclassifications of prior years' amounts have been made to conform to the 1997 presentation.

     RESTATEMENTS - As a result of the Soundview Shares acquisition (see
     Note 1), the Company's consolidated balance sheet as of December 31, 1996 and its operating results and cash flows for the year then ended, have been restated to account for the Company's 16.4% ownership interest in Soundview Technologies on the equity method from March 1996 (Soundview Technologies inception) through July 5, 1997. Previously, the Company accounted for its investment in Soundview Technologies during this period on the cost method. The effect of this restatement is to increase previously reported 1996 equity in losses of affiliates by $275,987 and decrease net income by a corresponding amount in the consolidated statement of operations. In addition, retained earnings at December 31, 1996 was reduced by $275,987.

     The following pro forma information presents a summary of consolidated results of operations of the Compamy and Soundview Technologies as if the acquisition has occurred as of the beginning of fiscal year 1996, with adjustments to give effect to amortization of patents and goodwill and intercompany transactions:


                                December 31, 1997       December 31, 1996

     Net Revenues                    $443,959             $2,644,752
     Net Loss                     $(3,488,037)           $(1,348,432)
     Loss per share,
       Basic and Diluted               $(1.41)                $(0.70)



     EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS 132"). SFAS 130 and SFAS 131 will become effective for the Company in 1998. The adoption of SFAS 130 and SFAS 131 deals only with disclosure matters and is not expected to have a material effect on the Company's consolidated financial statements. SFAS 132 is not applicable to the Company.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   EQUIPMENT, FURNITURE, AND FIXTURES

     Equipment, furniture, and fixtures consist of the following at December 31, 1997 and December 31, 1996:

                                                      1997                1996
                                                 -------------       ------------

     Computer equipment                          $141,735               $106,371
     Furniture and fixtures                       118,665                 89,172
     Laboratory equipment                          73,482                 40,050
     Leasehold improvements                        12,532                 11,892
                                                 --------                -------
                                                  346,414                247,485
     Accumulated depreciation and
       amortization                              (104,753)               (45,436)
                                                ---------               --------
     Total equipment, furniture, and fixtures    $241,661               $202,049
                                                ---------               --------
                                                ---------               --------

4.   NOTES RECEIVABLE

     As of December 31, 1997 and 1996, the Company held promissory notes currently due and payable from individuals related to the sale of a portion of the Company's investment in Whitewing. These notes generally bear interest at 5% per annum and are generally secured by the common stock sold. As of December 31, 1997 and 1996, two promissory notes secured by the common stock of Whitewing Labs, Inc. were valued at the market value of the collateral held by the Company. Write-downs of $272,093 in 1997 (including related accrued interest of $92,434) and $559,250 in 1996 were charged to marketing, general and administrative expenses in the respective consolidated statements of operations.

     Notes receivable consist of the following at December 31, 1997 and 1996:

                                                  1997               1996
                                               -----------        -----------
     Notes receivable                           $1,114,917         $1,192,250
     Less: Reserve for write-down                 (738,909)          (559,250)
                                                ----------         ----------
                                                $  376,008         $  633,000
                                                ----------         ----------
                                                ----------         ----------

     Interest receivable on these notes amounted to approximately $9,867 and $85,500, as of December 31, 1997 and 1996, respectively, and were included in management fees and other receivables in the consolidated balance sheets.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   INVESTMENT IN AFFILIATES AND PARTNERSHIP INTERESTS

     Investments and partnership interests carried at equity and the Company's ownership in each consist of the following at December 31, 1997 and 1996:

                                                          1997           1996
                                                          ----           ----
     Whitewing Labs, Inc.                                  18%             18%
     Acacia Capital Partners, L.P.                         31%             36%
     Acacia Growth Fund, L.P.                              16%             29%
     Greenwich Information Technologies LLC                30%             30%

     The investment in Whitewing amounted to $466,469 at December
     31, 1997 and $640,101 at December 31, 1996. The market value of the Company's investment in Whitewing was approximately $431,292 and $1,064,918 at December 31, 1997 and 1996, respectively. Whitewing had total assets of $2,215,393 and $3,720,256 at December 31, 1997 and 1996, respectively, and total liabilities of $29,988 and $561,042 at December 31, 1997 and 1996, respectively. Whitewing reported net losses attributable to common shareholders of $943,652, $2,428,062 and $69,554, and net sales of $3,581,811, $3,537,480 and $3,445,085 in 1997, 1996 and
     1995 respectively. Officers of the Company continue to have significant representation on the Board of Directors of Whitewing.

     The investment in Greenwich Information Technologies amounted to $738,333 at December 31, 1997 and $854,570 at December 31, 1996.
     Greenwich Information Technologies had total assets of $2,355,200 and $2,809,661 at December 31, 1997 and 1996, respectively, and reported net losses of $387,457 and $105,511 in 1997 and 1996, respectively.

     The investment in Acacia Capital Partners, L.P. amounted to $285,366 and $361,427 as of December 31, 1997 and 1996, respectively. The investment in Acacia Growth Fund, L.P. amounted to $301,027 and $263,978 as of December 31, 1997 and 1996, respectively.

6.   RELATED PARTY TRANSACTIONS

     At December 31, 1997, the Company had no receivables from affiliates. At December 31, 1996, receivables from affiliates included advances to Whitewing Labs, Inc. of approximately $37,000 and to Soundview Technologies of approximately $15,000. These receivables arose from non-interest bearing advances to the affiliates.

     The revenues reported in 1996 included sales of investments to Dr. Robert Ching, a stockholder, in the amount of $600,000.

     The revenues reported in 1995 included sales of investments to Dr. Robert Ching, a stockholder, in the amount of $580,000, and sales of investments to Mark Rosen, a stockholder, in the amount of $510,000.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   PROVISION FOR INCOME TAXES

     Provision (benefit) for income taxes consists of the following:

                                                          FEDERAL          STATE          TOTAL
                                                          -------         -------        -------
       1997
       Current                                          $ (60,000)      $      0       $ (60,000)
       Deferred                                          (149,136)       (40,996)       (190,132)

       1996
       Current                                          $ 277,565       $ 83,257       $ 360,822
       Deferred                                           195,968         49,351         245,319

       1995
       Current                                          $ 245,360       $ 97,172        $342,532
       Deferred                                           (46,360)        (8,355)        (54,715)

     A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

                                                              1997           1996           1995
                                                            -------        -------        -------
    Statutory federal tax rate                              (34.0)%         34.0%           34.0%
    State income taxes, net of federal benefit                  0            8.4             2.8
    Amortization of intangible assets                         4.6              0               0
    Unrealized benefit of net operating losses               22.3              0               0
    Net operating loss carryforwards                          0.0            0.0           (20.0)
    Tax benefit from nonqualified options                     0.0           24.1             3.7
    Other, net                                                0.0           (7.9)           (7.0)
                                                            -------        -------        -------
                                                             (7.1)%         58.6%           13.5%
                                                            -------        -------        -------
                                                            -------        -------        -------

     The Company utilized net operating loss carryforwards of $1,249,223 and $954,547 to offset taxable income in 1995 for federal and California income tax purposes, respectively. At December 31, 1997, the Company had federal and California state income tax net operating loss carryforwards ("NOLs") of approximately $820,000 and $410,000, respectively, expiring between 2002 and 2012, excluding NOLs at MerkWerks, CombiMatrix and Soundview Technologies. The use of the NOLs will result in a benefit to paid-in-capital when realized. The aggregate tax NOLs at MerkWerks, CombiMatrix, and Soundview Technologies exceeded $500,000 at December 31, 1997. However, the use of these NOLs are limited to the separate earnings of the respective subsidiaries. The Company has established a valuation allowance against its net deferred tax assets at December 31, 1997 as their realization is uncertain.

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 1997 and 1996:

                                                            1997           1996
                                                       -----------      ----------
  State income taxes                                   $         0       $    272
  Reserves for notes receivable                            365,791              0
  Bases of investments in affiliates                       565,594       (184,762)
  Depreciation and amortization                             (8,855)        (8,741)
  Accrued liabilities                                      177,403              0
                                                       -----------      ----------
                                                         1,099,933       (193,231)
  Valuation allowance                                   (1,099,933)             0
                                                       -----------      ----------
                                                       $         0      $(193,231)
                                                       -----------      ----------
                                                       -----------      ----------

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   STOCK OPTIONS AND WARRANTS

     In 1993, the Company adopted a stock option plan (the "1993 Plan") which authorized the granting of both options intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code ("Incentive Stock Options") and stock options that are not intended to so qualify ("Nonqualified Options") to officers, directors, employees, consultants, and others expected to provide significant services to the Company or its subsidiaries. The 1993 Plan, which covers an aggregate of 1,000,000 shares of common stock, was approved by the Board of Directors in October 1993. The Company has reserved 1,000,000 shares of common stock in connection with the 1993 Plan.
     Under the terms of the 1993 Plan, options may be exercised upon terms approved by the Board of Directors of the Company and expire at a maximum of ten years from the date of grant. Incentive Stock Options are granted at prices equal to or greater than fair market value at the date of grant. Nonqualified Stock Options are generally granted at prices equal to or greater than 85% of the fair market value at the date of grant. At December 31, 1997, 4,000 shares were available for grant.

     In March 1996, the Board of Directors adopted the 1996 Executive
     Stock Bonus Plan (the "Bonus Plan") which was approved by a vote of the shareholders in May 1996. The Bonus Plan grants one-time options to purchase an aggregate of 360,000 shares of common stock of the Company to directors, officers and other key employees performing services for the Company and its affiliates. Under each option agreement of the Bonus Plan, 25% of the options become exercisable on each of the first four anniversaries of the grant date. The options granted under the Bonus Plan expire in March 2001.

     In April 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan") which was approved by the shareholders in May of 1996. The Company has reserved 250,000 shares of common stock for issuance under the 1996 Plan. The 1996 Plan provides for the grant of Nonqualified Stock Options and Incentive Stock Options to key employees, including officers of the Company and its subsidiaries and certain other individuals. The 1996 Plan also provides for the automatic grant of 10,000 shares of Nonqualified Stock Options to non-employee directors upon initial election to the Board of Directors and 1,000 shares thereafter on an annual basis under the Non-Employee Director Program. These options are generally exercisable six months to one year after grant and expire five years after grant for directors or up to ten years after grant for key employees. At December 31, 1997, 38,000 shares were available for grant.

     In 1996, the Company also granted to two employees of a subsidiary of the Company options to purchase 20,000 shares of the Company's common stock at an exercise price of $5.38 per share. Such options were granted outside the 1993 and 1996 plans and vest over four years and expire in March 2001.

     In 1997, the Company granted to two consultants options to purchase 40,000 shares of the Company's common stock, 12,000 at an exercise price of $5.00 and 28,000 at an exercise price of $7.00. Such options were granted outside the 1993 and 1996 plans and vest over periods ranging from six months to sixteen months.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   STOCK OPTIONS AND WARRANTS (continued)

     The following is a summary of common stock option activities:



                                                                   EXERCISE                   WEIGHTED
                                             SHARES                 PRICES                  AVERAGE PRICE
                                          ----------              -----------               -------------
     1995
     Balance at December 31, 1994            809,225              $1.50-$4.40                   $1.74
     Options granted                         294,000              $1.50-$5.25                   $4.80
     Options exercised                      (107,500)             $1.50-$5.25                   $2.28
     Options forfeited                      (105,000)             $2.00                         $2.00
                                            ---------
     1996
     Balance at December 31, 1995            890,725              $1.50-$5.25                   $2.64
     Options granted                         421,775              $5.38-$10.50                  $6.30
     Options exercised                      (109,000)             $1.50-$5.25                   $2.00
     Options forfeited                        (9,000)             $5.00                         $5.00
                                            ---------
     1997
     Balance at December 31, 1996          1,194,500              $1.50-$10.50                  $3.97
     Options granted                         330,100               $4.25-$7.78                  $6.21
     Options exercised                      (256,200)              $1.50-$5.25                  $3.28
                                           ---------
     Balance at December 31, 1997          1,268,400              $1.50-$10.50                  $4.70
                                           ---------
                                           ---------

     Exercisable at December 31, 1995        813,225              $1.50-$5.25                   $2.34
     Exercisable at December 31, 1996        750,500              $1.50-$5.50                   $2.49
     Exercisable at December 31, 1997        649,900              $1.50-$10.50                  $3.09


                       Number of              Weighted              Outstanding                          Excercisable
Range of              Outstanding         Average Remaining       Weighted Average        Number       Weighted Average
Exercise Prices         Options           Contractual Life         Exercise Price       Exercisable     Exercise Price
---------------         -------           ----------------         --------------       -----------     --------------
 $1.500-$4.999          507,125             1.1608 yrs                 $2.1346            440,125           $1.8125
 $5.000-$9.999          741,275             3.1672 yrs                 $6.2910            204,775           $5.6614
$10.000-$14.999          20,000             3.2904 yrs                $10.5000              5,000          $10.5000
                     ---------                                                           --------
                     1,268,400                                                            649,900
                     ---------                                                           --------
                     ---------                                                           --------


The weighted average fair value of options granted during 1997, 1996, and 1995 for which the exercise price equals the fair market price on grant date was $4.551, $4.159, and $3.432, respectively. The weighted average fair value of options granted during 1997 and 1995 for which the exercise price is less than the fair market price on grant date was $2.794 and $3.480, respectively. There are no outstanding options granted during 1996 that were less than the fair market price. The weighted average fair value of options granted during 1997 for which the exerise price exceeds the fair market price on grant date was $2.833. There are no outstanding options granted during 1996 and 1997 that exceeded the fair market price.


The Company has issued warrants to purchase 723,122 shares of the Company's common stock as of December 31, 1997. Of this total, warrants to purchase 100,000 shares with a per share exercise price of $2.00 were issued to an individual who later became an officer and director of the Company. In 1996, warrants to purchase 8,500 shares were issued to consultants with a per share exercise price of $6.75. In 1997, warrants to purchase 516,202 shares were issued in conjunction with two privately placed equity financings and warrants to purchase 98,420 shares were issued to consultants and other third parties with per share exercise prices ranging from $5.50 to $10.00. The total number of warrants to purchase stock exercisable at December 31, 1997 is 673,122, with a weighted average exercise price of $7.4529, and a weighted average remaining contractual life of 2.8 years.


In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-based Compensation. This pronouncement establishes the accounting and reporting requirements using a fair value method of accounting for stock-based compensation plans. Under the standard, the Company may either adopt the fair value-based measurement method or continue to use the intrinsic value-based measurement method for stock-based compensation and provide pro forma disclosures of net income and earnings per share as if the measurement provisions of the pronouncement had been adopted. The Company has adopted only the disclosure requirements of SFAS No. 123.

Had compensation expense related to stock options been reported in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below:



                                                         1997          1996          1995
                                                      ---------      ---------      --------
     Net income, as reported                         $(2,859,379)   $  17,002     $1,831,311
     Net income, pro forma                           $(3,371,110)   $(258,985)    $1,656,051

     Basic earnings per share, as reported                $(1.15)        $0.01         $1.08
     Basic earnings per share, pro forma                  $(1.36)       $(0.14)        $0.97

     Diluted earnings per share, as reported              $(1.15)        $0.01         $0.77
     Diluted earnings per share, pro forma                $(1.36)       $(0.14)        $0.70


     The fair values of options were determined using the Black-Scholes model, assuming risk free interest of 6.02%, 6.31%, and 5.91% in 1997, 1996, and 1995, respectively, volatility of approximately 75%, with contractual life of three to five years, and no expected dividends.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   STOCK SUBSCRIPTION AND NOTE RECEIVABLE SECURED BY COMMON STOCK

     Stock subscriptions receivable of $88,752 at December 31, 1996 consist of promissory notes due from individuals for the purchase of common stock and the exercise of stock options. These notes generally bear interest at 4% to 5% per annum. The notes were paid in full in 1997.

     Note receivable secured by common stock of $196,800 at December 31, 1997 and $187,500 at December 31, 1996, respectively, represents amounts loaned to a stockholder secured by the Company's common stock. These amounts have been classified as contra-equity because in the event the stockholder fails to remit payment, the Company will receive shares of the Company's common stock. Subsequent to December 31, 1997 and through March 24, 1998, payments of approximately $102,000 were received.

10.  COMMITMENTS AND CONTINGENCIES

     The Company leases office facilities under an operating lease through November 1998, with options to renew the lease at a rate determined by the Consumer Price Index at the time of renewal. One of the Company's majority-owned subsidiaries leased laboratory space under an operating lease through April 1999. Rent expense in 1997, 1996 and 1995 was approximately $122,714, $67,493 and $29,083, respectively.

     At December 31, 1997, future minimum lease payments for operating leases are as follows:



            1998                                          $ 202,020
            1999                                             65,250
                                                          ---------
                                                          $ 267,270
                                                          ---------
                                                          ---------


     LITIGATION - On May 7, 1997, the Company entered into a Settlement Agreement terminating a lawsuit brought by Ann P. Hodges, a former director of the Company, and her husband Christopher D. Hodges. The suit alleged that the Company breached a contract with Ann Hodges by improperly refusing to permit her to exercise an option to purchase 100,000 shares of common stock of the Company, and sought $950,000 in damages from the Company. Under terms of the Settlement Agreement, the Hodges have received $25,000 in cash and options to purchase 120,600 shares of the Company's Common Stock at an exercise price equal to $4.25 per share. The underlying shares will vest over a period of 18 months, and remain exercisable until the Hodges realize total profits of up to $475,000 (measured as the aggregate difference between the market value of the shares on the date of exercise and the exercise price). If, following the exercise or termination of the option, the Hodges have not realized profits of $475,000, the Company would be obligated to make a cash payment to the Hodges equal to the shortfall. The estimated fair value of the options granted under this settlement is $435,000 plus the $25,000 cash paid and was charged to legal settlement expense in the consolidated statements of operations in 1997. At March 25, 1998 the remaining estimated liability was $30,000.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  GAIN ON ISSUANCE OF STOCK BY AFFILIATE

     In February 1996, Whitewing issued approximately 1.1 million shares of common stock as part of a public offering of its common stock. The issuance of stock reduced the Company's ownership interest from approximately 38% to approximately 18%. This transaction resulted in a noncash pretax gain of approximately $1.1 million for the Company.

12.  SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest in 1997, 1996 and 1995 was $39,468, $1,511 and $23,492, respectively. The Company paid cash for income taxes in the amount of $251,885 in 1996. In 1997, the Company issued $2,825,000 in common stock and $900,000 in promissory notes to acquire 35% of additional ownership interest in Soundview Technologies.

13.  SEGMENT INFORMATION

     The results for the year ended December 31, 1997 and 1996 include the consolidated balances of MerkWerks. MerkWerks is engaged in the business of software development. As of December 31, 1997, there have been no sales related to these operations. These financial statements include $117,753 in 1997 and $86,295 in 1996 of administrative expenses that were incurred by MerkWerks. The total assets of MerkWerks at December 31, 1997 and 1996 are $11,170 and $51,876, respectively. Assets of the subsidiary consist of cash, equipment, and organization costs, net of amortization and depreciation.

     The results for the year ended December 31, 1997 and 1996 include the consolidated balances of CombiMatrix. CombiMatix is engaged in the business of developing new technologies in the field of drug discovery. These financial statements include operating expenses of $621,204 in 1997 and $420,887 in 1996. The total assets of CombiMatrix at December 31, 1997 and 1996 are $357,432 and $261,162, respectively. Assets of the subsidiary consist of cash, equipment, prepaid expenses, patent and organization costs, net of depreciation and amortization.

     The results for the year ended December 31, 1997 include the consolidated balances of Soundview Technologies. Soundview Technologies owns important intellectual property relating to V-Chip technology.
     These financial statements include operating expenses of $305,555 in 1997. The total assets of Soundview Technologies at December 31, 1997 are $218,688.

14.  SUBSEQUENT EVENTS

     In January 1998, the Company acquired increased equity ownership in four of its affiliate companies in a series of independent transactions in exchange for issuances of shares of Acacia Research's common stock. The Company increased its ownership of Soundview Technologies from 51.4% to 66.7%; MerkWerks from 69.5% to 89.6%; Greenwich Information Technologies from 30.02% to 33.33 %; and CombiMatrix from 51.4% to 52.7%.

     On March 17, 1998, the Company announced that its Board of Directors declared a two-for-one split of the Company's common stock subject to approval by shareholders of an amendment of the Company's Articles of Incorporation to increase the number of authorized common shares. The split will be effected through a dividend of one share of common stock for each common share outstanding. The proposed amendment will be voted on by shareholders of record as of April 6, 1998 at the Company's annual shareholders meeting on May 19, 1998. If approved, the Company will distribute the stock dividend on or about June 12, 1998, for each share held of record at the close of business on May 29, 1998.

     In March 1998, CombiMatrix completed a private placement of units of 6% unsecured subordinated promissory notes and common stock purchase warrants raising gross proceeds of $1.45 million. CombiMatrix will use the net proceeds of the private placement as working capital for general corporate purposes and research and development of its technologies.