Form 10-Q
period 1998-03-31
ACACIA RESEARCH CORP
filed 1998-05-15
CIK 934549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1998                 COMMISSION FILE NO. 0-26068

                            ------------------------

                          ACACIA RESEARCH CORPORATION

             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                            95-4405754
      (State or other jurisdiction of       (IRS Employer Identification No.)
        incorporation organization)

    12 SOUTH RAYMOND AVENUE, PASADENA CA                  91105
  (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (626) 449-6431

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

    At May 12, 1998, 4,676,218 shares of common stock, no par value, of the Registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ACACIA RESEARCH CORPORATION
                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS.....................................          3

                      Consolidated Balance Sheets...........................................          3

                      Consolidated Statements of Operations.................................          4

                      Consolidated Statements of Cash Flows.................................          5

                      Notes to Consolidated Financial Statements............................          6

           ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS................................................          9

           ITEM 3.                                                                                   12
                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............

PART II.   OTHER INFORMATION................................................................         14

           ITEM 1.    LEGAL PROCEEDINGS.....................................................         14

           ITEM 2.    CHANGES IN SECURITIES.................................................         14

           ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.......................................         14

           ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................         14

           ITEM 5.    OTHER INFORMATION.....................................................         14

           ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K......................................         14

SIGNATURE...................................................................................         15

                         PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          ACACIA RESEARCH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                                  (UNAUDITED)
                                                                                MARCH 31, 1998   DECEMBER 31, 1997
                                                                                ---------------  -----------------
                                                      ASSETS
Current assets
    Cash and cash equivalents.................................................   $   6,106,042     $   1,366,878
    Management fees and other receivables.....................................          52,856           235,059
    Receivables from affiliates...............................................          27,084                 0
    Prepaid expenses..........................................................          98,993            83,603
    Income tax receivable.....................................................         110,000           110,000
                                                                                ---------------  -----------------
      Total current assets....................................................       6,394,975         1,795,540

Equipment, furniture, and fixtures, net.......................................         235,943           241,661

Notes receivable, net.........................................................         376,008           376,008
Investment in affiliates, at equity...........................................       1,552,305         1,204,802
Partnership interests, at equity..............................................         643,154           586,393
Patents, net of accumulated amortization......................................       5,572,420         3,877,250
Goodwill, net of accumulated amortization.....................................       1,310,841           757,697
Organization costs, net of accumulated amortization...........................          19,700            14,282
                                                                                ---------------  -----------------
                                                                                 $  16,105,346     $   8,853,633
                                                                                ---------------  -----------------
                                                                                ---------------  -----------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Accounts payable and accrued expenses.....................................   $     164,325     $     169,796
    Accrued compensation......................................................               0            50,684
    Legal settlement payable..................................................         144,756           226,089
                                                                                ---------------  -----------------
      Total current liabilities...............................................         309,081           446,569

Notes payable, net of discount................................................       1,162,000                 0
                                                                                ---------------  -----------------
      Total liabilities.......................................................       1,471,081           446,569
                                                                                ---------------  -----------------
Minority interests............................................................          90,374           227,364
                                                                                ---------------  -----------------
Stockholders' equity
    Common stock, no par value; 10,000,000 shares authorized; 3,965,580 shares
      in 1998 and 3,143,074 shares in 1997 issued and outstanding.............      17,957,774        10,712,984
    Warrants to purchase common stock.........................................         384,739           370,122
    Accumulated deficit.......................................................      (3,703,322)       (2,706,606)
    Note receivable secured by common stock...................................         (95,300)         (196,800)
                                                                                ---------------  -----------------
      Total stockholders' equity..............................................      14,543,891         8,179,700
                                                                                ---------------  -----------------
                                                                                 $  16,105,346     $   8,853,633
                                                                                ---------------  -----------------
                                                                                ---------------  -----------------

  The accompanying notes are an integral part of these consolidated financial statements.

                          ACACIA RESEARCH CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (UNAUDITED)
                                               THREE MONTHS ENDED
                                          -----------------------------
                                                           (RESTATED)
                                          MAR. 31, 1998   MAR. 31, 1997
                                          -------------   -------------
Revenues
    Gain on sale of investments.........   $         0    $      50,000
    Equity in earnings (losses) of
      affiliates........................        15,800         (144,698)
    Management fees.....................        30,777           32,202
    Interest income.....................        16,189           14,915
                                          -------------   -------------
    Total revenues......................        62,766          (47,581)
                                          -------------   -------------
Expenses
    Marketing, general, and
      administrative expenses...........       484,816          547,136
    Research and development expenses...       367,543          165,386
    Amortization of patents and
      goodwill..........................       383,284                0
    Interest expense....................           604                0
    Legal settlement expense............             0          460,000
                                          -------------   -------------
    Total expenses......................     1,236,247        1,172,522
                                          -------------   -------------
Loss before income taxes and minority
  interests.............................    (1,173,481)      (1,220,103)

Benefit for income taxes................             0          (40,107)
                                          -------------   -------------
Loss before minority interests..........    (1,173,481)      (1,179,996)

Minority interests......................      (176,765)         (69,784)
                                          -------------   -------------
Net loss................................   $  (996,716)   $  (1,110,212)
                                          -------------   -------------
                                          -------------   -------------
Loss per common share
    Basic...............................        ($0.30)          ($0.54)
    Diluted.............................        ($0.30)          ($0.54)

Weighted average number of common and
  potential common shares outstanding
  used in computation of loss per share
    Basic...............................     3,336,701        2,039,644
    Diluted.............................     3,336,701        2,039,644

  The accompanying notes are an integral part of these consolidated financial statements.

                          ACACIA RESEARCH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              (UNAUDITED)
                                                                                           THREE MONTHS ENDED
                                                                                      ----------------------------
                                                                                                      (RESTATED)
                                                                                      MAR. 31, 1998  MAR. 31, 1997
                                                                                      -------------  -------------
Cash flows from operating activities:
Net loss............................................................................  $    (996,716) $  (1,110,212)
Adjustments to reconcile net loss to net cash used in operating activities:
    Legal settlement expense........................................................              0        460,000
    Depreciation and amortization...................................................        404,240         12,529
    Deferred income tax benefit.....................................................              0        (42,507)
    Gain on sales of investments....................................................              0        (50,000)
    Equity in (earnings) losses of affiliates.......................................        (15,800)       144,698
    Minority interest in net loss...................................................       (176,765)       (69,784)
    Issuance of warrants for services...............................................         15,869              0
    Changes in assets and liabilities, net of effects of acquisitions:
      Management fees and other receivables, prepaid expenses, patents and other
        assets......................................................................        142,870         49,263
      Accounts payable, accrued expenses, accrued compensation, and other
        liabilities.................................................................       (137,491)       169,562
                                                                                      -------------  -------------
    Net cash used in operating activities...........................................       (763,793)      (436,451)
                                                                                      -------------  -------------
Cash flows from investing activities:
    Payment received on advances to affiliate.......................................              0         10,592
    Advances to affiliates..........................................................        (27,084)        (4,588)
    Withdrawals from partnerships...................................................              0        400,000
    Proceeds from sales of investments..............................................              0         50,000
    Payments received on notes receivable...........................................              0         21,000
    Capitalized expenditures........................................................        (11,708)       (29,589)
                                                                                      -------------  -------------
    Net cash (used in) provided by investing activities.............................        (38,792)       447,415
                                                                                      -------------  -------------
Cash flows from financing activities:
    Payments on notes payable.......................................................              0       (102,500)
    Proceeds from notes payable.....................................................      1,400,000         62,860
    Discount on notes payable.......................................................       (238,000)             0
    Proceeds from note receivable secured by common stock...........................        101,500              0
    Proceeds from exercise of stock options.........................................        470,850        198,750
    Capital contributions from minority shareholders of subsidiaries................        138,686              0
    Proceeds from sale of common stock, net of issuance costs.......................      3,668,713         50,000
                                                                                      -------------  -------------
    Net cash provided by financing activities.......................................      5,541,749        209,110
                                                                                      -------------  -------------
Increase (decrease) in cash and cash equivalents....................................      4,739,164        220,074

Cash and cash equivalents, beginning................................................      1,366,878        292,701
                                                                                      -------------  -------------
Cash and cash equivalents, ending...................................................  $   6,106,042  $     512,775
                                                                                      -------------  -------------
                                                                                      -------------  -------------

Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock for additional equity in consolidated subsidiaries and
      affiliates....................................................................      3,034,909              0
                                                                                      -------------  -------------
                                                                                      -------------  -------------

  The accompanying notes are an integral part of these consolidated financial statements.

                          ACACIA RESEARCH CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the laws of the State of California. The Company provides investment advisory services, and also provides management services to, and makes direct investments in emerging corporations with intellectual property rights, most of which are involved in developing new or unproven technologies. There is no assurance that any or all such technologies will be successful, and even if successful, that the development of such technologies can be commercialized.

    At March 31, 1998, the Company had significant economic interests in five companies that it has formed and takes an active role in each company's growth and advancement. These companies are: Whitewing Labs, Inc. ("Whitewing"), MerkWerks Corporation ("MerkWerks"), CombiMatrix Corporation ("CombiMatrix"), Soundview Technologies Incorporated ("Soundview Technologies"), and Greenwich Information Technologies LLC ("Greenwich Information Technologies"). In addition, as a registered investment advisor, the Company is a general partner in two private investment partnerships and is an investment advisor to two offshore private investment corporations.

    On July 6, 1997, the Company purchased from two individuals a total of 2,625,000 shares of common stock of Soundview Technologies (the "Soundview Shares") for a total purchase price of $4,225,000, consisting of 400,000 shares of common stock of the Company, $500,000 in cash, and the issuance of non-recourse promissory notes to each of the two individuals in the aggregate principal amount of $900,000. These notes were repaid prior to December 31, 1997. The Soundview Shares represent 35% of the outstanding capital stock of Soundview Technologies. As a result of the transaction, the Company owned over 50% of the outstanding common stock of Soundview Technologies. The acquisition was accounted for under the purchase method. The excess of the purchase price over the fair value of the net assets acquired was assigned to patents and goodwill of approximately $4,061,000 and $836,000, respectively. The results of operations of Soundview Technologies have been consolidated with those of the Company since the date of the acquisition (see Note 2).

    In January 1998, the Company purchased a total of 401,359 shares of common stock of MerkWerks for a total purchase price of $646,184 consisting of 85,975 shares of common stock of the Company. As a result of the transaction, the Company increased its equity ownership in MerkWerks from 69.5% to 89.6%. The acquisition was accounted for under the purchase method. The excess of the purchase price over the fair value of the net assets acquired was assigned to goodwill of approximately $646,184, which is being amortized over the estimated useful life of 3 years.

    In January 1998, the Company purchased a total of 100,000 shares of common stock of CombiMatrix for a total purchase price of $161,000 consisting of 22,085 shares of common stock of the Company. As a result of the transaction, the Company increased its equity ownership in CombiMatrix from 51.4% to 52.7%. The acquisition was accounted for under the purchase method. The excess of the purchase price over the fair value of the net assets acquired was assigned to patents of approximately $156,642, which will be amortized over the life of the patent upon approval.

    In January 1998, the Company purchased a total of 1,144,000 shares of common stock of Soundview Technologies for a total purchase price of $1,841,834 consisting of 244,336 shares of common stock of the Company. As a result of the transaction, the Company increased its equity ownership in Soundview Technologies from 51.4% to 66.7%. The acquisition was accounted for under the purchase method. The excess of the purchase price over the fair value of the net assets acquired was assigned to patents of approximately $1,816,350, which is being amortized over its estimated remaining useful life of approximately 5 years.

                          ACACIA RESEARCH CORPORATION

1. DESCRIPTION OF BUSINESS (CONTINUED)
    In January 1998, the Company purchased an additional 3.31% interest in Greenwich Information Technologies for a total purchase price of $385,891 consisting of 51,017 shares of common stock of the Company. As a result of the transaction, the Company increased its ownership of Greenwich Information Technologies from 30.02% to 33.33%.

    On March 17, 1998, the Company announced that its Board of Directors declared a two-for-one split of the Company's common stock subject to approval by shareholders, of an amendment of the Company's Articles of Incorporation to increase the number of authorized common shares. The split will be effected through a dividend of one share of common stock for each common share outstanding. The proposed amendment will be voted on by shareholders of record as of April 6, 1998 at the Company's annual meeting to be held on May 19, 1998. If approved, the Company will distribute the stock dividend on or about June 12, 1998, for each share held of record at the close of business on May 29, 1998.

    In March 1998, CombiMatrix completed a private debt financing raising gross proceeds of $1.45 million through the issuance of 290 units, each unit consisting of one $5,000 principal unsecured promissory note ("Subordinated Note") and 500 common stock purchase warrants. Each Subordinated Note will bear simple interest at the rate of 6% per annum on the outstanding principal balance. Accrued interest shall be due and payable annually on January 15th of each year until the Subordinated Notes are paid in full. Principal shall be due and payable in full on the third anniversary of each Subordinated Note. Each common stock purchase warrant entitles the holder to purchase one share of CombiMatrix common stock at an exercise price of $2.00, subject to adjustment, during a period of three years, expiring in March 2001. In accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued With Stock Purchase Warrants," $480 of each unit purchased has been attributed to the warrants included in each unit resulting in debt discount.

    In March 1998, the Company completed a private equity financing raising gross proceeds of $3.65 million through the sale of 317,393 units, each unit consisting of one share of the Company's common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of the Company's common stock at a price of $15.00 per share and is callable by the Company once the closing bid price of the Company's common stock averages $20.00 or above for 20 consecutive trading days on the Nasdaq National Market System.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at March 31, 1998 and the consolidated results of operations and cash flows for the three months ended March 31, 1998 and March 31, 1997. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

    STOCK-BASED COMPENSATION--Compensation cost of stock options issued to employees is accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost of stock options and warrants issued to non-employee service providers is accounted

                          ACACIA RESEARCH CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) for under the fair value method required be Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

    RECLASSIFICATIONS--Certain reclassifications of prior year's amounts have been made to conform to the 1998 presentation.

    RESTATEMENT--As a result of the July 1, 1997 Soundview Shares acquisition (see Note 1), the Company's consolidated operating results and cash flows for the three months ended March 31, 1997 have been restated to account for the Company's 16.4% ownership interest in Soundview Technologies on the equity method. Previously, the Company accounted for its investment in Soundview Technologies during this period on the cost method. The effect of this restatement is to increase previously reported equity in losses of affiliates for the three months ended March 31, 1997 by $27,441 and decrease net income by a corresponding amount in the consolidated statement of operations.

3. NOTE RECEIVABLE SECURED BY COMMON STOCK

    Note receivable secured by common stock of $95,300 at March 31, 1998 and $196,800 at December 31, 1997, respectively, represents amounts loaned to a stockholder secured by the Company's common stock. These amounts have been classified as contra-equity because in the event the stockholder fails to remit payment, the Company will receive shares of the Company's common stock. Subsequent to March 31, 1998, and through May 8, 1998, payments of approximately $92,500 were received.

4. COMMITMENTS AND CONTINGENCIES

    On May 7, 1997, the Company entered into a Settlement Agreement terminating a lawsuit brought by Ann P. Hodges, a former director of the Company, and her husband Christopher D. Hodges. The suit alleged that the Company breached a contract with Ann Hodges by improperly refusing to permit her to exercise an option to purchase 100,000 shares of common stock of the Company, and sought $950,000 in damages from the Company. Under terms of the Settlement Agreement, the Hodges have received $25,000 in cash and options to purchase 120,600 shares of the Company's common stock at an exercise price equal to $4.25 per share. The underlying shares will vest over a period of 18 months, and remain exercisable until the Hodges realize total profits of up to $475,000 (measured as the aggregate difference between the market value of the shares on the date of exercise and the exercise price). If, following the exercise or termination of the option, the Hodges have not realized profits of $475,000, the Company would be obligated to make a cash payment to the Hodges equal to the shortfall. The estimated fair value of the options granted under this settlement is $435,000 plus the $25,000 cash paid and was charged to legal settlement expense in the consolidated statements of operations in 1997. At May 8, 1998, the remaining estimated liability was $10,000.

5. SUBSEQUENT EVENTS

    On April 2, 1998, the Company acquired a 25% membership interest in a new affiliate company, Internet Software LLC, at a purchase price of $2.5 million. Internet Software LLC has developed proprietary software products for use on the Internet. The first product, scheduled for release in July 1998, will be targeted for broad-base usage by individuals and corporations. Internet Software LLC has five patent applications pending as well as other intellectual property. The founder of Internet Software LLC is an officer of Soundview Technologies and a shareholder of the Company.

                          ACACIA RESEARCH CORPORATION

5. SUBSEQUENT EVENTS (CONTINUED)
    In April 1998, the Company completed a private placement of 400,000 units, each unit consisting of one share of common stock and one common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of the Company's common stock at an exercise price of $18.50. This private placement generated gross proceeds to the Company of $5.6 million, which will be used for general corporate purposes.

    In May 1998, the Company entered into a lease commitment for 5,449-sq. ft. of new office space. This lease commitment provides for minimum rental payments for 60 months, excluding renewal options. If consummated based on current cost estimates, the monthly payments will approximate $11,987.80 over the lease term. This new office space will replace the Company's existing office space.

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

GENERAL

    The following discussion is based primarily on the consolidated balance sheets of the Company as of March 31, 1998, and on the operations of the Company for the period from January 1, 1998 to March 31, 1998. The discussion compares the activities for the three months ended March 31, 1998 to the activities for the three months ended March 31, 1997.

    This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. As a result of the Company's increased ownership position in Soundview Technologies, the Company has restated its operating results for the three months ended March 31, 1997 to report the Company's then 16.4% ownership interest in Soundview Technologies during that period on the equity method. Subsequent to the Company attaining a majority position in July 1997, the Company's financial statements include the accounts of Soundview Technologies on a consolidated basis.

RESULTS OF OPERATIONS

REVENUES

    The Company reported revenues of $62,766 in the three months ended March 31, 1998 compared to losses of $47,581 for the three months ended March 31, 1997.

        GAINS ON SALES OF INVESTMENTS. Gains on sales of investments were $50,000 for the three months ended March 31, 1997 as compared to no gain for the three months ended March 31, 1998. The gains for the three months ended March 31, 1997 is comprised of gains on sales of interests in CombiMatrix. The Company is presently focusing on the development of its various business interests. In earlier periods, the Company sold portions of its holdings primarily to raise the capital necessary to acquire interests in new companies as well as provide working capital for ongoing operations. Until the Company generates sufficient revenue from operations of its various business concerns, the Company, from time to time, may sell a portion of its equity interests when that interest has appreciated to a value that management believes is prudent and market conditions are favorable. However, the Company intends to retain significant interests in its current and future holdings.

        EQUITY IN EARNINGS (LOSSES) OF AFFILIATES. The Company reported equity in earnings of affiliates of $15,800 for the three months ended March 31, 1998, compared to equity in losses of affiliates of $144,698 for the year-earlier period. Such gains for the period ended March 31, 1998 are comprised of a gain of $54,188 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of $4,255 for the Company's investment in Whitewing Labs, and a loss of $34,133 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting. Losses for 1997 are primarily comprised of a gain of $38,095 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of $118,180 for the Company's investment in Whitewing Labs, a loss of $27,441 for the Company's investment in Soundview Technologies, and a loss of $34,602 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting.

        MANAGEMENT FEES. For the three months ended March 31, 1998, management fee income, which does not include any performance fee income, was $30,777 as compared to management fee income during the three months ended March 31, 1997, which includes a modest amount of performance fee income, of $32,202. The Company derived management fees from four private investment funds managed by the Company. Performance fees for the four private investment funds are generally paid to the Company at the end of the Company's (and the four funds') fiscal year. However, in regard to the Company's two domestic private investment funds, performance fees may not be paid until a partner has been invested in one of these funds for a period of twelve months. Therefore, a performance fee may be paid to the Company on the twelve-month anniversary of a partner's investment in a domestic private investment fund and thereafter at the end of the fiscal year.

        Management fee revenue for the Company's investment advisory services is derived from quarterly management fees that are based on a percentage of the amount of money invested in the funds under management and annual performance fees that are based on a percentage of any profits that may be realized by the funds' investment activities. The Company may share management fees or direct a certain amount of brokerage to a broker in return for the broker's referral of prospective clients to its investment advisory business. The Company may also employ consultants to whom it will pay cash or a portion of the advisory fees paid by clients referred to the Company by such consultant.

EXPENSES

    Total expenses increased from $1,172,522 for the three months ended March 31, 1997 to $1,236,247 for the three months ended March 31, 1998 primarily due to the amortization of patents and goodwill arising from the purchase of a majority ownership interest in Soundview Technologies, expenses relating to the expansion of CombiMatrix's and MerkWerks' research and development efforts, and the inclusion of expenses incurred by Soundview Technologies on a consolidated basis.

        MARKETING, GENERAL AND ADMINISTRATIVE. For the three months ended March 31, 1998, marketing, general and administrative expenses decreased to $484,816 as compared to $547,136 for the three months ended March 31, 1997. During the period ended in 1997, expenses include legal fees associated with the settlement of a lawsuit while there was no such expense in the comparable period in 1998. Expenses during the 1998 period include consolidation with Soundview Technologies. Soundview Technologies' marketing, general and administrative expenses were $61,222.

        RESEARCH AND DEVELOPMENT EXPENSE. The Company incurred research and development expenses of $367,543 during the three months ended March 31, 1998, compared to expenses of $165,386 during the three months ended March 31, 1997. Such expenses for 1998 period are comprised of expenses incurred by CombiMatrix of $295,653, expenses incurred by MerkWerks of $42,086, and expenses incurred by Soundview Technologies of $29,804. Research and development expense for the 1997 period are comprised of expenses incurred by CombiMatrix of $141,138 and expenses incurred by MerkWerks of $24,248. No expenses are attributable to Soundview Technologies during the 1997 period as the Company reported its investment on the equity method of accounting.

        AMORTIZATION OF PATENTS AND GOODWILL. The Company reported amortization expenses relating to patents and goodwill of $383,284 for the three months ended March 31, 1998 as compared to no such expense during the three month period ended March 31, 1997. This relates to the Company's purchase of a majority interest in Soundview Technologies as well the purchase of additional equity interests in MerkWerks, CombiMatrix, and Greenwich Information Technologies whereby the Company is incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired.

        LEGAL SETTLEMENT EXPENSE. The Company incurred a one-time charge of $460,000 relating to a legal settlement during the three months ended March 31, 1997. Management of the Company believes that settling this litigation on the agreed upon terms prevented unnecessary litigation costs as well as the unnecessary diversion of Company resources and was in the best interests of the Company.

PROVISION FOR INCOME TAXES

    For the three month period ended March 31, 1997, the Company recorded a benefit of $40,107 while no tax benefit or expense was recorded for the three month period ended March 31, 1998. Management believes sufficient uncertainty exists regarding the use of the Company's net loss carryforwards, therefore a 100% valuation allowance has been established for losses for the three months ended March 31, 1998.

MINORITY INTERESTS

    Minority interests in losses of consolidated subsidiaries increased to $176,765 for the three months ended March 31, 1998, compared to $69,784 for the three months ended March 31, 1997. The increase is primarily attributable to increased losses generated by the consolidated subsidiaries during the three months ended March 31, 1998 and the consolidation of Soundview Technologies. The Company's investment in Soundview Technologies for the three months ended March 31, 1997 was accounted for under the equity method.

INFLATION

    Inflation has not had a significant impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1998, the Company had cash and cash equivalents of $6,106,042, working capital of $6,085,894, and a ratio of current assets to current liabilities of 20.7:1 on a consolidated basis. The increase in cash and cash equivalents (which also affected the levels of working capital and the quick ratio) was due primarily to the financing activities undertaken by the Company or its subsidiaries during the three months ended March 31, 1998.

    On March 19, 1998, CombiMatrix (which is consolidated with the Company) completed a private placement of units, each consisting of a 6% unsecured subordinated promissory note and 500 warrants to purchase 500 shares of the common stock of CombiMatrix, which raised gross proceeds of approximately $1.45 million. The net proceeds are to be used by CombiMatrix as working capital for general corporate purposes and research and development of its technologies.

    On March 29, 1998, the Company raised net proceeds of approximately $3.5 million in a private placement of 317,393 units, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock. Of the net proceeds, $2.5 million were used to acquire a 25% membership interest in Internet Software LLC on April 2, 1998 and the remaining amount is to be used by the Company as working capital for general corporate purposes.

    The Company anticipates continuing to increase its liquidity and capital resources during the second quarter. In April 1998, the Company raised net proceeds of approximately $5.4 million in a private placement of 400,000 units, each unit consisting of one share of the Company's common stock and a warrant to purchase one share of the Company's common stock. The net proceeds are to be used by the Company as working capital for general corporate purposes.

    The Company expects to receive additional funds as the result of persons exercising their rights to exercise certain warrants to purchase shares of the Company's common stock. As part of a private placement completed by the Company in June 1997, investors received 290,200 warrants to purchase one share of the Company's common stock at an exercise price of $7.50 per share. The warrants were callable upon 30 days notice if the closing bid price of the Company's common stock exceeded $10.00 for twenty or more consecutive trading days. If the warrants are called, holders must either exercise such warrants prior to the expiration of such 30-day period or the warrants will be redeemed for $0.01 per warrant. On April 7, 1998, the Company issued notice to the holders of the warrants issued in June 1997 calling such warrants. All holders have exercised such warrants.

    Warrants issued by the Company in private placements completed in November 1997, March 1998, and April 1998 each contain similar call and redemption provisions for closing bid prices of $15.00, $20.00, and $25.00 per share, respectively. The exercise price for the warrants are $11.50, $15.00, and $18.50 per share, respectively. In the event the requirements to call the warrants are satisfied, the Company may call such warrants and the Company expects that most, if not all, holders to exercise such warrants in response. There can be no assurance that the closing bid price of the Company's common stock will exceed such thresholds or that, if so, the Company will decide to call the warrants.

    The Company anticipates that revenues from operations, working capital reserves, and the proceeds of the previously described financing transaction will provide sufficient funds for its operating expenses in the next twelve months. The Company intends to seek additional financing to take advantage of business opportunities as well as for general working capital. There can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt, or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. Such financing transactions may be dilutive to existing investors.

YEAR 2000 ISSUES

    The Company has assessed its internal computer systems and believes these systems are or will easily become Year 2000 compliant. However, the Company's investment advisory services rely to some extent on brokers and other service providers and, although the Company believes they have or are taking steps to become Year 2000 compliant, the Company can provide no assurance that their systems will be compliant.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None.

ITEM 2. CHANGES IN SECURITIES

    SALES OF UNREGISTERED SECURITIES

    In January 1998, the Company completed a series of independent, but related transactions, which resulted in the acquisition by the Company of additional equity ownership in four of the Company's affiliates in exchange for issuances of shares of the Company's common stock. A total of 44 transactions were completed. The Company's sales of these shares of its common stock were exempt from registration, as private placements, under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The aggregate number of shares (or percentage membership interests in the case of Greenwich Information Technologies) acquired and the number of shares of the Company's common stock issued are set forth below:

                                                            NO. OF AFFILIATE
                                                                SHARES OF      NO. OF COMPANY
                                                                ACQUIRED        SHARES ISSUED
                                                            -----------------  ---------------
CombiMatrix...............................................         100,000           22,085
Greenwich Information Technologies........................           3.31%           51,017
MerkWerks.................................................         401,359           85,975
Soundview Technologies....................................       1,144,000          244,336
                                                                                    -------
    Total.................................................                          403,413
                                                                                    -------
                                                                                    -------

    On March 29, 1998, the Company sold 317,393 units at a purchase price of $11.50 per unit, each unit representing one common stock purchase warrant and one share of the Company's common stock, to 6 accredited investors. Each common stock purchase warrant entitles its holder to purchase one share of the Company's common stock (subject to adjustment) at an exercise price of $15.00 per share, subject to adjustment, and expires on March 29, 2001. Finders involved in this transaction received finders fees for 100,000 Units at a rate of $1.15 per unit placed for an aggregate total of $115,000. The Company's sale of these units was exempt from registration, as a private placement, under
Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a) EXHIBITS

           4.1 Form of Common Stock Warrant Agreement

           27.1 Financial Data Schedule

           27.2 Financial Data Schedule

           27.3 Financial Data Schedule

           (b) REPORTS ON FORM 8-K

           Current report filed February 11, 1998 (event date January 27, 1998) (Item 2 and Item 7)

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ACACIA RESEARCH CORPORATION

                                By:             /s/ R. BRUCE STEWART
                                     -----------------------------------------
                                                  R. Bruce Stewart
                                              CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)

Date: May 12, 1998