Form 10-Q
period 1998-06-30
ACACIA RESEARCH CORP
filed 1998-08-14
CIK 934549

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                      FORM 10-Q


                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES ACT OF 1934

     For the Quarter Ended June 30, 1998     Commission File No. 0-26068


                            ACACIA RESEARCH CORPORATION
               (Exact name of registrant as specified in its charter)

     California                                   95-4405754
(State or other jurisdiction       (I.R.S. Employer Identification No.)
of incorporation organization)

     12 South Raymond Avenue, Pasadena CA                   91105
     (Address of principal executive offices)               (Zip Code)


        Registrant's telephone number, including area code:  (626) 449-6431


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X          No           .
                                        -----          -----
At August 13, 1998, 10,103,140 shares of common stock, no par value, of the Registrant were outstanding.

                            ACACIA RESEARCH CORPORATION

                                 Table Of Contents


PART I.   FINANCIAL INFORMATION


     Item 1.   Consolidated Financial Statements

               Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . 3

               Consolidated Statements of Operations . . . . . . . . . . . . . . . 4

               Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . 5

               Notes to Consolidated Financial Statements. . . . . . . . . . . . . 6

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations . . . . . . . . . . . . . . . . . . . . .10

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . . . .17


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .  17

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . .  17

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . .  17

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . .  18

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . .  18

     Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .  19

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

                                       2

ACACIA RESEARCH CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30,1998 AND DECEMBER 31, 1997

                                                                  (UNAUDITED)
                                                                 JUNE 30, 1998   DECEMBER 31, 1997
                                                                --------------   -----------------
                                           ASSETS
Current assets
  Cash and cash equivalents..................................... $10,046,000       $  1,367,000
  Management fees and other receivables.........................      47,000            235,000
  Receivables from affiliates...................................      16,000                  0
  Prepaid expenses..............................................     119,000             84,000
  Income tax receivable.........................................     110,000            110,000
                                                                  ----------     --------------
    Total current assets........................................  10,338,000          1,796,000

Equipment, furniture, and fixtures, net.........................     272,000            242,000

Notes receivable, net...........................................     139,000            376,000
Investment in affiliates, at equity.............................   4,169,000          1,205,000
Partnership interests, at equity................................     683,000            586,000
Patents, net of accumulated amortization........................   5,288,000          3,877,000
Goodwill, net of accumulated amortization.......................   1,218,000            758,000
Organization costs, net of accumulated amortization.............      18,000             14,000
Other assets....................................................      29,000                  0
                                                                  ----------     --------------
                                                                 $22,154,000       $  8,854,000
                                                                  ----------     --------------
                                                                  ----------     --------------

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses.........................  $  186,000       $    170,000
  Accrued compensation..........................................           0             51,000
  Legal settlement payable......................................           0            226,000
                                                                  ----------     --------------
    Total current liabilities...................................     186,000            447,000

Notes payable, net of discount..................................   1,182,000                  0
                                                                  ----------     --------------
    Total liabilities...........................................   1,368,000            447,000
                                                                  ----------     --------------
Minority interests..............................................           0            227,000
                                                                  ----------     --------------
Stockholders' equity
  Common stock, no par value; 30,000,000 shares authorized;
    9,503,726 shares in 1998 and 6,286,148 shares in 1997 issued
    and outstanding.............................................  25,822,000         10,713,000
  Warrants to purchase commom stock.............................     232,000            371,000
  Accumulated deficit...........................................  (5,268,000)        (2,707,000)
  Note receivable secured by common stock.......................           0           (197,000)
                                                                  ----------     --------------
    Total stockholders' equity..................................  20,786,000          8,180,000
                                                                  ----------     --------------
                                                                 $22,154,000       $  8,854,000
                                                                  ----------     --------------
                                                                  ----------     --------------

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          ACACIA RESEARCH CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                        (UNAUDITED)                      (UNAUDITED)
                                                      SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                (RESTATED)                        (RESTATED)
                                              JUNE 30, 1998    JUNE 30, 1997    JUNE 30, 1998    JUNE 30, 1997
                                             --------------    -------------    -------------    -------------
Revenues
  Gain on sale of investments..............  $        0          $   50,000       $        0       $       0
  Equity in earnings (losses) of
    affiliates.............................    (121,000)           (143,000)        (137,000)          1,000
  Management fees..........................      74,000             341,000           43,000         308,000
  Interest income..........................      86,000              20,000           70,000           6,000
                                             ----------          ----------       ----------     -----------
  Total revenues...........................      39,000             268,000          (24,000)        315,000
                                             ----------          ----------       ----------     -----------
Expenses
  Marketing, general, and administrative
    expenses...............................   1,270,000             916,000          785,000         369,000
  Research and development expenses........     773,000             310,000          406,000         144,000
  Amortization of patents and goodwill.....     758,000                   0          375,000               0
  Interest expense.........................      46,000               4,000           45,000           4,000
  Legal settlement expense.................           0             460,000                0               0
                                             ----------          ----------       ----------     -----------
  Total expenses...........................   2,847,000           1,690,000        1,611,000         517,000
                                             ----------          ----------       ----------     -----------
Loss before income taxes and minority
  interests................................  (2,808,000)         (1,422,000)      (1,635,000)       (202,000)

Benefit for income taxes...................           0            (168,000)               0        (127,000)
                                             ----------          ----------       ----------     -----------
Loss before minority interests.............  (2,808,000)         (1,254,000)      (1,635,000)        (75,000)

Minority interests.........................    (247,000)           (113,000)         (70,000)        (44,000)
                                             ----------          ----------       ----------     -----------
Net loss................................... $(2,561,000)        $(1,141,000)     $(1,565,000)       $(31,000)
                                             ----------          ----------       ----------     -----------
                                             ----------          ----------       ----------     -----------
Loss per common share
  Basic....................................      ($0.33)             ($0.28)          ($0.17)         ($0.01)
  Diluted..................................      ($0.33)             ($0.28)          ($0.17)         ($0.01)

Weighted average number of common and
  potential common shares outstanding used
  in computation of loss per share
  Basic....................................   7,823,939           4,134,259        8,961,832       4,188,625
  Diluted..................................   7,823,939           4,134,259        8,961,832       4,188,625

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          ACACIA RESEARCH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                              (UNAUDITED)
                                                                            SIX MONTHS ENDED
                                                                                         (RESTATED)
                                                                      JUNE 30, 1998    JUNE 30, 1997
                                                                     --------------    -------------
Cash flows from operating activities:
Net loss........................................................... $(2,561,000)       $(1,141,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Legal settlement expense.........................................           0            435,000
  Depreciation and amortization....................................     827,000             26,000
  Deferred income tax benefit......................................           0            (66,000)
  Gain on sales of investments.....................................           0             50,000
  Equity in losses of affiliates...................................     121,000            143,000
  Minority interest in net loss....................................    (247,000)          (113,000)
Changes in assets and liabilities, net of effects of acquisitions:
  Management fees and other receivables, prepaid expenses, patents
    and other assets...............................................      97,000            155,000
  Accounts payable, accrued expenses, accrued compensation, and
    other liabilities..............................................     (34,000)            23,000
                                                                     ----------         ----------
  Net cash used in operating activities............................  (1,797,000)          (488,000)
                                                                     ----------         ----------
Cash flows from investing activities:
  Payment received on advances to affiliate........................           0             57,000
  Advances to affiliates...........................................     (16,000)            (4,000)
  Withdrawals from partnerships....................................           0            400,000
  Purchase of equity investment....................................  (2,558,000)           (50,000)
  Payments received on notes receivable............................           0             21,000
  Capitalized expenditures.........................................     (67,000)           (27,000)
                                                                     ----------         ----------
  Net cash (used in) provided by investing activities..............  (2,641,000)           397,000
                                                                     ----------         ----------
Cash flows from financing activities:
  Payments on notes payable........................................           0           (178,000)
  Proceeds from notes payable......................................   1,400,000                  0
  Proceeds from note receivable secured by common stock............     197,000                  0
  Compensation expense relating to stock options...................      49,000                  0
  Proceeds from exercise of stock options and warrants.............   3,071,000                  0
  Proceeds from sale of common stock, net of issuance costs........   8,400,000          1,785,000
                                                                     ----------         ----------
  Net cash provided by financing activities........................  13,117,000          1,607,000
                                                                     ----------         ----------
Increase in cash and cash equivalents..............................   8,679,000          1,516,000

Cash and cash equivalents, beginning...............................   1,367,000            293,000
                                                                     ----------         ----------
Cash and cash equivalents, ending.................................. $10,046,000         $1,809,000
                                                                     ----------         ----------
                                                                     ----------         ----------
Supplemental schedule of non-cash investing and financing
  activities:
  Issuance of common stock for additional equity in consolidated
    subsidiaries and affiliates....................................  $3,035,000         $        0
  Increase in equity investment due to receipt of affiliate stock
    as payment on note receivable..................................  $  240,000         $        0
  Increase in stockholders' equity as a result of legal settlement
    payable fulfillment............................................  $  226,000         $        0
  Discount on notes payable due to warrant issuance................  $  238,000         $        0

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          ACACIA RESEARCH CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

    Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the laws of the State of California. The Company provides investment advisory services, and also provides management services to, and makes direct investments in, emerging corporations with intellectual property rights, most of which are involved in developing new or unproven technologies. There is no assurance that any or all such technologies will be successful, and even if successful, that the development of such technologies can be commercialized.

    At June 30, 1998, the Company had significant economic interests in six companies and takes an active role in each company's growth and advancement. These companies are: Whitewing Labs, Inc. ("Whitewing"), MerkWerks Corporation ("MerkWerks"), CombiMatrix Corporation ("CombiMatrix"), Soundview Technologies Incorporated ("Soundview Technologies"), Greenwich Information Technologies LLC ("Greenwich Information Technologies"), and Internet Software LLC ("Internet Software"). In addition, as a registered investment advisor, the Company is a general partner in two private investment partnerships and is an investment advisor to two offshore private investment corporations.

    On July 6, 1997, the Company purchased from two individuals a total of 2,625,000 shares of common stock of Soundview Technologies (the "Soundview Shares") for a total purchase price of $4,225,000, consisting of 800,000 shares of common stock of the Company, $500,000 in cash, and the issuance of non-recourse promissory notes to each of the two individuals in the aggregate principal amount of $900,000. These notes were repaid prior to December 31, 1997. The Soundview Shares represent 35% of the outstanding capital stock of Soundview Technologies. As a result of the transaction, the Company owned over 50% of the outstanding common stock of Soundview Technologies. The acquisition was accounted for under the purchase method. The excess of the purchase price over the book value of the net assets acquired was assigned to patents and goodwill of approximately $4,061,000 and $836,000, respectively. The results of operations of Soundview Technologies have been consolidated with those of the Company since the date of the acquisition (see Note 2).

    In January 1998, the Company purchased a total of 401,359 shares of common stock of MerkWerks for a total purchase price of $646,000 consisting of 171,950 shares of common stock of the Company. As a result of the transaction, the Company increased its equity ownership in MerkWerks from 69.5% to 89.6%. The acquisition was accounted for under the purchase method. The excess of the purchase price over fair value of the net assets acquired was assigned to goodwill of approximately $646,000, which is being amortized over the estimated useful life of 3 years.

    In January 1998, the Company purchased a total of 100,000 shares of common stock of CombiMatrix for a total purchase price of $161,000 consisting of 44,170 shares of common stock of the Company. As a result of the transaction, the Company increased its equity ownership in CombiMatrix from 51.4% to 52.7%. The acquisition was accounted for under the purchase method. The excess of the purchase price over the book value of the net assets acquired was assigned to patents of approximately $157,000, which will be amortized over the life of the patent upon issuance.

    In January 1998, the Company purchased a total of 1,144,000 shares of common stock of Soundview Technologies for a total purchase price of $1,842,000 consisting of 488,672 shares of common stock of the Company. As a result of the transaction, the Company increased its equity ownership in Soundview Technologies from 51.4% to 66.7%. The acquisition was accounted for under the purchase method. The excess of the purchase price over the book value of the net assets acquired was assigned to patents of

ACACIA RESEARCH CORPORATION

1.  DESCRIPTION OF BUSINESS (CONTINUED)
approximately $1,816,000, which is being amortized over its estimated remaining useful life of approximately 5 years.

    In January 1998, the Company purchased an additional 3.31% interest in Greenwich Information Technologies for a total purchase price of $386,000 consisting of 102,034 shares of common stock of the Company. As a result of the transaction, the Company increased its ownership of Greenwich Information Technologies from 30.02% to 33.33%.

    In March 1998, CombiMatrix completed a private debt financing raising gross proceeds of $1.45 million through the issuance of 290 units, each unit consisting of one $5,000 principal unsecured promissory note ("Subordinated Note") and common stock purchase warrants to purchase 500 shares of common stock. Each Subordinated Note will bear interest at the rate of 6% per annum on the outstanding principal balance. Accrued interest is due and payable annually on January 15th of each year until the Subordinated Notes are paid in full. Principal shall be due and payable in full on the third anniversary of each Subordinated Note. Each common stock purchase warrant entitles the holder to purchase one share of CombiMatrix common stock at an exercise price of $2.00, subject to adjustment, during a period of three years, expiring in March 2001. In accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," $480 of each unit issued has been attributed to the warrants included in each unit resulting in debt discount. The Company invested $50,000 in this private placement. If, prior to the maturity date of the subordinated notes, CombiMatrix has an offering of its common stock or senior securities convertible into its common stock that has gross proceeds exceeding $500,000 that does not involve certain exempt transactions, the holders of the subordinated notes shall be offered the opportunity to acquire shares of CombiMatrix common stock in exchange for the then outstanding principal amount of the Subordinated Note. Holders will be entitled to only one opportunity to exchange Subordinated Notes into CombiMatrix common stock.

    In March 1998, the Company completed a private equity financing raising gross proceeds of $3.65 million through the sale of 634,786 units, each unit consisting of one share of the Company's common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of the Company's common stock at a price of $7.50 per share and is callable by the Company once the closing bid price of the Company's common stock averages $10.00 or above for 20 consecutive trading days on the Nasdaq National Market System.

    On April 2, 1998 the Company acquired a 25% membership interest in a new affiliate company, Internet Software. The purchase price for the 25% interest in Internet Software consisted of $2.5 million in cash. The Company accounts for its investment using the equity method. The excess of the investment over the Company's share in the underlying net assets of Internet Software is being amortized over a seven year period.

    In April 1998, the Company completed a private equity financing raising gross proceeds of $5.6 million through the sale of 800,000 units, each unit consisting of one share of the Company's common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of the Company's common stock at a price of $9.25 per share and is callable by the Company once the closing bid price of the Company's common stock averages $12.50 or above for 20 consecutive trading days on the Nasdaq National Market System.

    On June 30, 1998 the Company increased its ownership in Whitewing from 18% to 23.5% as a result of accepting 159,750 shares of Whitewing stock as payment on a note receivable with a carrying value of $270,000 (See note 6).

ACACIA RESEARCH CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company and its subsidiaries at June 30, 1998 and the consolidated results of operations and cash flows for the three and six months ended June 30, 1998 and June 30, 1997. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

    STOCK-BASED COMPENSATION

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

    RECLASSIFICATIONS

    Certain reclassifications of prior year's amounts have been made to conform to the 1998 presentation.

    RESTATEMENT

    As a result of the July 6, 1997 Soundview Shares acquisition (see Note 1), the Company's consolidated operating results and cash flows for the three and six months ended June 30, 1997 have been restated to account for the Company's 16.4% ownership interest in Soundview Technologies on the equity method. Previously, the Company accounted for its investment in Soundview Technologies during this period on the cost method. The effect of this restatement is to increase previously reported equity in losses of affiliates for the three and six months ended June 30, 1997 by $17,000 and $44,000, respectively, and decrease net income by a corresponding amount in the consolidated statement of operations.

3.  COMMON STOCK SPLIT

    On March 17, 1998, the Company announced that its Board of Directors declared a two-for-one split of the Company's common stock in the form of a stock dividend of one share of common stock for each share outstanding. The Company distributed the stock dividend on June 12, 1998, for each share held of record at the close of business on May 29, 1998. All references to number of common shares and per share information in the consolidated financial statements and related footnotes have been adjusted as appropriate to reflect the stock split for all periods presented.

ACACIA RESEARCH CORPORATION

4.  NOTE RECEIVABLE SECURED BY COMMON STOCK

    Note receivable secured by common stock of $197,000 at December 31, 1997 represents amounts loaned to a stockholder secured by the Company's common stock. These amounts have been classified as contra-equity because in the event the stockholder fails to remit payment, the Company will receive shares of the Company's common stock. As of June 30, 1998, all amounts secured by shares of the Company's common stock have been repaid.

5.  COMMITMENTS AND CONTINGENCIES

    In May 1998, the Company entered into a lease commitment for 5,449 square-feet of new office space. This lease commitment provides for minimum rental payments for 60 months, excluding renewal options. The monthly payments will approximate $12,000 over the lease term. This office space will replace the Company's existing principal executive offices.

6.  NOTES RECEIVABLE

    On June 30, 1998, the Company entered into a settlement agreement pertaining to a promissory note with a carrying value of $240,000 secured by the common stock of Whitewing held by the Company. Per the settlement agreement, the Company accepted as payment the Whitewing stock being held as collateral. As of December 31, 1997 the note was written down to the collateral value, and no additional write-off was required.

7.  SUBSEQUENT EVENTS

    In July 1998, the Company subscribed to purchase securities proposed to be issued by CombiMatrix in the amount of $3,000,000.

    In July 1998, the Company invested an additional $500,000 in each of its domestic private investment partnerships in which the Company is a general partner.

    In July 1998, PG Distribution, Inc. of Omaha, Nebraska filed a complaint in the United States District Court, District of Columbia, against Soundview Technologies (a majority-owned subsidiary of the Company), seeking a declaratory judgement that United States Patent No. 4,554,584 (relating to a video and audio blanking system) is invalid. Soundview Technologies has not been provided with any information upon which to evaluate the basis of the complaint. Soundview Technologies continues to assert its rights under the patent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of the Company's plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.
 Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, regulatory matters, Year 2000 issues, markets for products and services, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory, and competitive developments in markets in which the Company and its affiliates operate, and other circumstances affecting anticipated revenues and costs. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statement.

GENERAL

The following discussion is based primarily on the consolidated balance sheets of the Company as of June 30, 1998, and on the operations of the Company for the period from January 1, 1998 to June 30, 1998. The discussion compares the activities for the six and three months ended June 30, 1998 to the activities for the six and three months ended June 30, 1997.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. As a result of the Company's increased ownership position in Soundview Technologies, the Company has restated its operating results for the three and six months ended
June 30, 1997 to report the Company's then 16.4% ownership interest in Soundview Technologies during that period on the equity method. Subsequent to the Company attaining a majority position in July 1997, the Company's financial statements include the accounts of Soundview Technologies on a consolidated basis.


RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

REVENUES

The Company reported revenues of $39,000 for the six months ended June 30, 1998 compared to revenues of $268,000 for the six months ended June 30, 1997.

REVENUES (continued)

     GAIN ON SALES OF INVESTMENTS.  Gain on sales of investments were
     $50,000 for the six months ended June 30, 1997 as compared to no such gain for the six months ended June 30, 1998. The gain for the six months ended June 30, 1997 is comprised of gain on sales of interests in CombiMatrix. The Company is focusing on the development of its various business interests. In earlier periods, the Company sold portions of its holdings primarily to raise the capital necessary to acquire interests in new companies as well as provide working capital for ongoing operations. Until the Company generates sufficient revenue from operations of its various business concerns, the Company, from time to time, may sell a portion of its equity interests when that interest has appreciated to a value that management believes is prudent and market conditions are favorable.

     EQUITY IN EARNINGS (LOSSES) OF AFFILIATES. The Company reported equity in losses of affiliates of $121,000 for the six months ended June 30, 1998, compared to equity in losses of affiliates of $143,000 for the year-earlier period. Losses for the period ended June 30, 1998 are comprised of a gain of $82,000 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of $27,000 for the Company's investment in Whitewing, a loss of $74,000 for the Company's investment in Greenwich Information Technologies, and a loss of $102,000 for the Company's investment in Internet Software as determined by the
     equity method of accounting.   Losses for 1997 are primarily comprised of
     a gain of $97,000 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of $142,000 for the Company's investment in Whitewing Labs, a loss of $44,000 for the Company's investment in Soundview Technologies, and a loss of $54,000 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting.

     MANAGEMENT FEES. The Company derives management fees from four private investment funds managed by the Company. For the six months ended June 30, 1998, management fee income was $74,000 as compared to management fee income during the six months ended June 30, 1997, of $341,000. A modest amount of performance fee income is included in the six months ended June 30, 1998, while a substantially larger amount of performance fee income is included in the six month period ended June 30, 1997 due to the twelve-month anniversary of one of the offshore investment funds managed by the Company occurring in May 1997. In regard to the two offshore private investment funds managed by the Company, performance fees may not be paid until the fund's first anniversary and thereafter on December 31 of each year. As both offshore private investment funds have been in operation for over one year, performance fees may only be paid at the end of the funds' fiscal year. However, in regard to the Company's two domestic private investment funds, performance fees may not be paid until a partner has been invested in one of these funds for a period of twelve months. Therefore, a performance fee may be paid to the Company on the twelve-month anniversary of a partner's initial investment in a domestic private investment fund and thereafter at the end of the fiscal year.

     MANAGEMENT FEES (continued)
     Management fee revenue for the Company's investment advisory services is derived from quarterly management fees that are based on a percentage of the amount of money invested in the funds under management and annual performance fees that are based on a percentage of any profits that may be realized by the funds' investment activities. The Company may share management fees or direct a certain amount of brokerage to a broker in return for the broker's referral of prospective clients in relation to its investment advisory business. The Company may also employ consultants to whom it will pay cash or a portion of the advisory fees paid by clients referred to the Company by such consultant.

     INTEREST INCOME. For the six months ended June 30, 1998, interest income was $86,000 as compared to interest income during the six months ended June 30, 1997, of $20,000. The increase is due to the Company having higher cash balances during the six months ended June 30, 1998 as compared to the same period in 1997.

EXPENSES

Total expenses increased from $1,690,000 for the six months ended June 30, 1997 to $2,847,000 for the six months ended June 30, 1998 primarily due to the amortization of patents and goodwill arising from the purchase of a majority ownership interest in Soundview Technologies and the acquisition of additional equity interests in MerkWerks, in addition to the inclusion of expenses incurred by Soundview Technologies on a consolidated basis and to expenses relating to an increase in the Company's headcount and higher wages, the expansion of CombiMatrix's and MerkWerks' research and development efforts, and fees associated with the registration of the Company's common stock.

     MARKETING, GENERAL AND ADMINISTRATIVE. For the six months ended June 30, 1998, marketing, general and administrative expenses were $1,270,000 as compared to $916,000 for the six months ended June 30, 1997. During the period ended in 1997, expenses include legal fees associated with the settlement of a lawsuit in addition to normal operating expenses. Expenses during the 1998 period include consolidation with Soundview Technologies. Soundview Technologies' marketing, general and administrative expenses were $140,000. During 1998, the Company's expenses increased due to general expansion of the Company, including an increase in the number of personnel as the Company added marketing and general office staff, as well as higher wages and payroll expenses. In addition, 1998 expenses included transactional costs assicated with the Company's investing and financing activities, which included registration, filing and listing fees relating to additional shares of common stock issued by the Company. The Company expects higher general and administrative expenses as it moves into new facilities.

     RESEARCH AND DEVELOPMENT EXPENSE. The Company incurred research and development expenses of $773,000 during the six months ended June 30, 1998, compared to expenses of $310,000 during the six months ended June 30, 1997. Such expenses for the 1998 period are comprised of expenses incurred by CombiMatrix of $608,000, expenses incurred by MerkWerks of $82,000, and expenses incurred by Soundview Technologies of $83,000. Research and development expenses for the 1997 period are comprised of expenses incurred by CombiMatrix of $257,000 and expenses incurred by MerkWerks of $53,000. No expenses are attributable to Soundview Technologies during the 1997 period as the Company reported its investment on the equity method of accounting.

     AMORTIZATION OF PATENTS AND GOODWILL. The Company reported amortization expenses relating to patents and goodwill of $758,000 for the six months ended June 30, 1998 while there was no such expense during the six month period ended June 30, 1997. This relates to the Company's purchase of a majority interest in Soundview Technologies as well the purchase of additional equity interests in MerkWerks whereby the Company is incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired. As a result, amortization expense at or above this level is expected to continue for the foreseeable future.

     INTEREST EXPENSE. Interest expense for the six months ended June 30, 1998 was $46,000 as compared to $4,000 in the comparable period in 1997. This expense incurred for the six months ended June 30, 1998 is primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement. For financial statement purposes, the proceeds from the private placement were allocated between the warrants and the notes, resulting in a discount on the notes. Such discount is amortized over the terms of the notes and treated as additional interest expense. As a result, reported interest is higher than the cash amount of interest that will actually be paid to the noteholders. Subject to certain terms and conditions, these notes are due and payable in March 2001. Interest on these notes is payable each year on January 15 during the term of each note.

     LEGAL SETTLEMENT EXPENSE. The Company incurred a one-time charge of $460,000 relating to a legal settlement during the six months ended June 30, 1997. There was no comparable expense in 1998.

PROVISION FOR INCOME TAXES

For the six month period ended June 30, 1997, the Company recorded a benefit of $168,000 while no tax benefit or expense was recorded for the six month period ended June 30, 1998.

MINORITY INTERESTS

Minority interests in losses of consolidated subsidiaries increased to $247,000 for the six months ended June 30, 1998, compared to $113,000 for the six months ended June 30, 1997. The increase is primarily attributable to increased losses generated by the consolidated subsidiaries during the six months ended June 30, 1998 and the consolidation of Soundview Technologies. The Company's investment in Soundview Technologies for the six months ended June 30, 1997 was accounted for under the equity method.


THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

REVENUES

The Company reported losses of $24,000 in the three months ended June 30, 1998 compared to revenues of $315,000 for the three months ended June 30, 1997.

     GAIN ON SALES OF INVESTMENTS. No gain on sales of investments were recorded for the three months ended June 30, 1998 and June 30, 1998.

     EQUITY IN EARNINGS (LOSSES) OF AFFILIATES. The Company reported equity in losses of affiliates of $137,000 for the three months ended June 30, 1998, compared to equity in earnings of affiliates of $1,000 for the year-earlier period. Such losses for the period ended June 30, 1998 are comprised of a gain of $28,000 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of $23,000 for the Company's investment in Whitewing Labs, a loss of $40,000 for the Company's investment in Greenwich Information Technologies, and a loss of $102,000 for the Company's investment in Internet Software as determined by the equity method of accounting. Earnings for 1997 are primarily comprised of a gain of $59,000 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of $24,000 for the Company's investment in Whitewing Labs, a loss of $15,000 for the Company's investment in Soundview Technologies, and a loss of $19,000 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting.

     MANAGEMENT FEES. The Company derives management fees from four private investment funds managed by the Company. For the three months ended June 30, 1998, management fee income was $43,000 as compared to management fee income during the three months ended June 30, 1997, of $308,000. A modest amount of performance fee income is included in the three months ended June 30, 1998, while a substantially larger amount of performance fee income is included in the three month period ended June 30, 1997 due to the twelve-month anniversary of one of the offshore investment funds managed by the Company occurring in May 1997. In regard to the two offshore private investment funds managed by the Company, performance fees may not be paid until the fund's first anniversary and thereafter on December 31 of each year. As both offshore private investment funds have been in operation for over one year, performance fees may only be paid at the end of the funds' fiscal year. However, in regard to the Company's two domestic private investment funds, performance fees may not be paid until a partner has been invested in one of these funds for a period of twelve months. Therefore, a performance fee may be paid to the Company on the twelve-month anniversary of a partner's initial investment in a domestic private investment fund and thereafter at the end of the fiscal year.

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

     INTEREST INCOME. For the three months ended June 30, 1998, interest income was $70,000 as compared to interest income during the three months ended June 30, 1997, of $6,000. The increase is due to the Company having higher cash balances during the three months ended June 30, 1998 as compared to the same period in 1997.

EXPENSES

Total expenses increased from $517,000 for the three months ended June 30, 1997 to $1,611,000 for the three months ended June 30, 1998 primarily due to the amortization of patents and goodwill arising from the purchase of a majority ownership interest in Soundview Technologies and the acquisition of additional equity interests in MerkWerks, in addition to the inclusion of expenses incurred by Soundview Technologies on a consolidated basis and to expenses relating to an increase in the Company's headcount and higher wages, the expansion of CombiMatrix's and MerkWerks' research and development efforts, and fees associated with the registration of the Company's common stock.

     MARKETING, GENERAL AND ADMINISTRATIVE. For the three months ended June 30, 1998, marketing, general and administrative expenses increased to $785,000 as compared to $369,000 for the three months ended June 30, 1997. Expenses during the 1998 period include consolidation with Soundview Technologies. Soundview Technologies' marketing, general and administrative expenses were $79,000. During 1998, the Company's expenses increased due to general expansion of the Company, including an increase in the number of personnel as the Company added marketing and general office staff, as well as higher wages and payroll expenses. In addition, 1998 expenses included transactional costs associated with the Company's investing and financing activities, which included registration, filing, and listing fees relating to additional shares of common stock issued by the Company as well as professional fees associated with the Company's stock split. Certain of the expenses relating to the Company's annual report and proxy were incurred in the second quarter of 1998, which were incurred in the first quarter of 1997. The Company expects higher general and administrative expenses as it moves into new facilities.

     RESEARCH AND DEVELOPMENT EXPENSE. The Company incurred research and development expenses of $406,000 during the three months ended June 30, 1998, compared to expenses of $144,000 during the three months ended June 30, 1997. Such expenses for 1998 period are comprised of expenses incurred by CombiMatrix of $312,000, expenses incurred by MerkWerks of $40,000, and expenses incurred by Soundview Technologies of $54,000. Research and development expense for the 1997 period are comprised of expenses incurred by CombiMatrix of $116,000 and expenses incurred by MerkWerks of $28,000. No expenses are attributable to Soundview Technologies during the 1997 period as the Company reported its investment on the equity method of accounting.

     AMORTIZATION OF PATENTS AND GOODWILL. The Company reported amortization expenses relating to patents and goodwill of $375,000 for the three months ended June 30, 1998 as compared to no such expense during the three month period ended June 30, 1997. This relates to the Company's purchase of a majority interest in Soundview Technologies as well the purchase of additional equity interests in MerkWerks, whereby the Company is incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired. As a result, amortization expense at or above this level is expected to continue for the foreseeable future.

     INTEREST EXPENSE. Interest expense for the three months ended June 30, 1998 was $45,000 as compared to $4,000 in the comparable period in 1997. This expense incurred for the three months ended June 30, 1998 is primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in connection with a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement. For financial statement purposes, the proceeds from the private placement were allocated between the warrants and the notes, resulting in a discount on the notes. Such discount is amortized over the terms of the notes and treated as additional interest expense. As a result, reported interest is higher than the cash amount of interest that will actually be paid to the noteholders. Subject to certain terms and conditions, these notes are due and payable in March 2001. Interest on these notes is payable each year on January 15 during the term of each note.

     LEGAL SETTLEMENT EXPENSE. The Company did not incur charges relating to legal settlements during the three month periods ended June 30, 1998 and June 30, 1997.

PROVISION FOR INCOME TAXES

For the three month period ended June 30, 1997, the Company recorded a benefit of $127,000 while no tax benefit or expense was recorded for the three month period ended June 30, 1998.

MINORITY INTERESTS

Minority interests in losses of consolidated subsidiaries increased to $70,000 for the three months ended June 30, 1998, compared to $44,000 for the three months ended June 30, 1997. The increase is primarily attributable to increased losses generated by the consolidated subsidiaries during the three months ended June 30, 1998 and the consolidation of Soundview Technologies. The Company's investment in Soundview Technologies for the three months ended June 30, 1997 was accounted for under the equity method.

INFLATION

Inflation has not had a significant impact on the Company.


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Company had cash and cash equivalents of $10,046,000, and working capital of $10,152,000 on a consolidated basis. In May 1998, the Company entered into a lease commitment for new office space to increase and replace its existing office space. This lease commitment provides for minimum monthly lease payments of $12,000 for a period of 60 months as compared to the Company's current monthly lease payments of $3,000. The Company anticipates moving into the new office space in October 1998. To meet the Company's increased needs, the Company will incur expenses to upgrade its computer and telephone systems in conjunction with the move in addition to expenses incurred specific to the move, which includes furniture, fixtures, and equipment. The Company has no other material commitments for capital expenditures at the present time.

The Company has $1.4 million of debt maturing in March 2001, which is associated with a private placement completed by CombiMatrix in March 1998.

Warrants issued by the Company in private placements completed in November
1997, March 1998, and April 1998 contain call and redemption provisions should the closing bid of the Company's common stock exceed $7.50, $10.00, and $12.50, respectively for twenty or more consecutive trading days. The exercise prices for the common stock underlying the warrants are $5.75, $7.50, and $9.25 per share, respectively. In the event the requirements to call the warrants are satisfied, the Company may call such warrants and the Company expects that most, if not all, holders to exercise such warrants in response. There can be no assurance that the closing bid price of the Company's common stock will exceed any of such thresholds or that, if so, the Company will decide to call the warrants.

The Company has no committed lines of credit or other committed funding. However, the Company anticipates that existing working capital reserves will provide sufficient funds for its operating expenses for at least the next twelve months in the absence of making any major new investments. The Company intends to seek additional financing to fund new business opportunities. There can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt, or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. Such financing transactions may be dilutive to existing investors.

YEAR 2000 ISSUES

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. The year 2000 problem is the result of computer programs being written in two digits, rather than four, to define the applicable year. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company has assessed its internal computer systems and has identified some software that utilize embedded date codes which may experience operational problems when the year 2000 is reached. The Company plans to make modifications to the identified software during 1998 and test the changes in 1998 and 1999. All new software systems are verified to be year 2000 compliant prior to purchase. However, due to the interdependent nature of computer systems, particularly with regard to the Company's investment advisory services, the Company may be adversely impacted in the year 2000 depending on whether it or other entities not affiliated with the Company address this issue successfully. In late July, several large securities firms, exchanges and processing agencies handled mock trades to determine how the stock markets' extensive computerized trading systems will handle the year 2000 problem. This test resulted in problems completing approximately 1 percent of the mock trades due to year 2000 changes. An industry-wide simulation will begin in March 1999, which should provide the Company with more information to assess and disclose potential risks in this area.

The Company is also communicating with suppliers, financial institutions, and others with which it conducts business to identify and attempt to resolve year 2000 issues that may adversely affect the Company's business. If necessary modifications and conversions by the Company and those with which it conducts business are not completed in a timely manner, the year 2000 issue may have a material adverse effect on the Company's consolidated results of operations. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position and will expensed as incurred. However, there can be no assurance that the Company's or another company's failure to ensure year 2000 capability in a timely manner would not have an adverse effect on the Company. Accordingly, the Company plans to devote the resources to resolve all significant 2000 issues in a timely manner.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

PG Distribution, Inc. of Omaha, Nebraska filed a complaint on July 17, 1998 in the United States District Court, District of Delaware (Civil Action No. 98-420), against Soundview Technologies Incorporated, seeking a declaratory judgement that United States Patent No. 4,554,584 (relating to a video and audio blanking system) is invalid. Soundview Technologies has not been provided with any information upon which to evaluate the basis of this complaint, including any evidence to support the complaint's allegations. Soundview Technologies continues to assert its rights under the patent.

ITEM 2.   CHANGES IN SECURITIES

STOCK SPLIT

On March 16, 1998, the Company's board of directors declared a two-for-one split of the Company's Common Stock in the form of a 100% stock dividend (the "Stock Split"). The Company distributed the stock dividend on or about June 12, 1998 for each share held of record at the close of business on May 29, 1998.

SALES OF UNREGISTERED SECURITIES

In April 1998, the Company sold 800,000 units to 27 accredited investors at a purchase price of $7.00 per unit, each unit consisting of one share of the Company's common stock, and one common stock purchase warrant. Each common stock purchase warrant entitles its holder to purchase one share of the Company's common stock at an exercise price of $9.25 per share, subject to adjustment, and expires on April 28, 2001. Finders involved in this transaction received finders fees at a rate of $0.70 per unit placed. The Company's sale of these units was exempt from registration, as a private placement, under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder.

WARRANT CALL

In April 1998, the Company gave notice to holders of all Common Stock Purchase Warrants purchased in a private placement of securities in June 1997 that it was exercising its redemption rights with respect to such warrants. At the time of notice, warrants to purchase 520,400 shares of the Company's common stock at an exercise price of $3.75 per share were outstanding. As a result, all warrants were exercised prior to the redemption time (May 11, 1998).

The Company concurrently gave notice to holders of all Finder Warrants issued as part of finders fees paid in the same June 1997 private placement. All of these warrants to purchase 55,740 shares of the Company's common stock at an exercise price of $2.75 per share were also exercised prior to the May 11, 1998 redemption time.

The Company's sale of common stock upon exercise of the various warrants was exempt as a private placement, under Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 19, 1998. The business at the meeting was the election of directors, approval of amendments to the 1996 Stock Option Plan to increase the authorized number of shares of Common Stock subject to the 1996 Stock Option Plan by 500,000 shares (after giving effect to the Stock Split) as well as to clarify existing transfer restrictions and provide for limited exceptions, approval of an amendment to the Articles of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 30,000,000, and ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 1998. Each of the proposals was adopted. (All vote numbers reflect subsequent two-for-one stock split.)

The number of votes for and withheld for each director were as follows:


NAME                       FOR           WITHHELD
----                       ---           --------
R. Bruce Stewart        6,499,292         32,200
Paul R. Ryan            6,499,292         32,200
Thomas B. Akin          6,499,292         32,200
Fred A. de Boom         6,399,292        132,200
Edward W. Frykman       6,399,292        132,200

The number of votes for, against, and abstaining for the amendments to the 1996 Stock Option Plan were as follows:


                                                   BROKER
    FOR           AGAINST       ABSTAINING        NON-VOTES
    ---           -------       ----------        ---------
    4,241,890     124,890         30,020          2,134,692

The number of votes for, against, and abstaining for the amendment to the Articles of Incorporation were as follows:

                                                   BROKER
     FOR          AGAINST        ABSTAINING       NON-VOTES
     ---          -------        ----------       ---------
     6,406,472    105,100         19,920                  0

The number of votes for, against, and abstaining for the ratification of PricewaterhouseCoopers LLP were as follows:

                                                   BROKERS
     FOR          AGAINST       ABSTAINING        NON-VOTES
     ---          -------       ----------        ---------
     6,490,372     1,400         39,720                   0

ITEM 5.   OTHER INFORMATION

The Company hereby advises shareholders that until further notice March 10, 1999 is the date after which notice of a shareholder sponsored proposal submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934 (i.e., a proposal to be presented at the next annual meeting of shareholders but not submitted for inclusion in the Company's proxy statement) will be considered untimely under the SEC's proxy rules. The Company to date has not established any advance notice provision for shareholder proposals.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          3.1       Articles of Incorporation, as amended
          10.11     Lease of Company's Executive Offices at 55 South Lake
                    Avenue, Pasadena, California 91101
          27        Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

          Current report event date April 2, 1998 (Item 2 and Item 7) was filed with the SEC on April 17, 1998 and subsequently amended by filings on Form 8-K/A made on June 16, 1998 and June 26, 1998.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ACACIA RESEARCH CORPORATION

                                   By: /s/  R. BRUCE STEWART
                                       ---------------------
                                       R. Bruce Stewart
                                       Chief Financial Officer
                                       (principal financial officer)

Date:     August 13, 1998