Form 10-Q
period 1998-09-30
ACACIA RESEARCH CORP
filed 1998-11-16
CIK 934549

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For the Quarterly Period Ended September 30, 1998    Commission File No. 0-26068


                            ACACIA RESEARCH CORPORATION
               ------------------------------------------------------
               (Exact name of registrant as specified in its charter)

            California                                    95-4405754
----------------------------------------  --------------------------------------
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation organization)


 12 South Raymond Avenue, Pasadena CA                      91105
----------------------------------------  --------------------------------------
(Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code:  (626) 449-6431


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

At November 11, 1998, 10,182,815 shares of common stock, no par value, of the Registrant were outstanding.

                          ACACIA RESEARCH CORPORATION

                               Table Of Contents


PART I.   FINANCIAL INFORMATION

          Item 1.   Consolidated Financial Statements

                    Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . .3

                    Consolidated Statements of Operations . . . . . . . . . . . . . . .4

                    Consolidated Statements of Cash Flows . . . . . . . . . . . . . . .5

                    Notes to Consolidated Financial Statements. . . . . . . . . . . . .6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations . . . . . . . . . . . . . . . . . . . . .10

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk. . . . .19


PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . .19

          Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . . . .19

          Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . .20

          Item 4.   Submission of Matters to a Vote of Security Holders . . . . . . . .20

          Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . . . .20

          Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . .20

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS

As of September 30, 1998 and December 31, 1997

                                                  (Unaudited)
                                              September 30, 1998    December 31, 1997
                                              ------------------    -----------------
ASSETS

Current assets
   Cash and cash equivalents                      $  8,536,000        $   1,367,000
   Management fees and other receivables                50,000              235,000
   Receivables from affiliates                          17,000                    0
   Prepaid expenses                                    118,000               84,000
   Income tax receivable                               110,000              110,000
                                                  -------------       -------------
            Total current assets                      8,831,000           1,796,000

Equipment, furniture, and fixtures, net                 411,000             242,000

Notes receivable, net                                   139,000             376,000
Investment in affiliates, at equity                   3,913,000           1,205,000
Partnership interests, at equity                      1,632,000             586,000
Patents, net of accumulated amortization              5,021,000           3,877,000
Goodwill, net of accumulated amortization             1,125,000             758,000
Organization costs, net of accumulated
amortization                                             17,000              14,000
Other assets, net of accumulated amortization           149,000                   0
                                                  -------------       -------------
                                                  $  21,238,000       $   8,854,000
                                                  -------------       -------------
                                                  -------------       -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued expenses         $     176,000       $     170,000
    Accrued compensation                                      0              51,000
    Legal settlement payable                                  0             226,000
                                                  -------------       -------------
            Total current liabilities                   176,000             447,000

Notes payable, net of discount                        1,202,000                   0
                                                  -------------       -------------
            Total liabilities                         1,378,000             447,000
                                                  -------------       -------------
Minority interests                                            0             227,000
                                                  -------------       -------------
Stockholders' equity
    Common stock, no par value; 30,000,000
       shares authorized; 10,166,815 shares in
       1998 and 6,286,148 shares in 1997
       issued and outstanding                        26,807,000          10,713,000
    Warrants to purchase common stock                   100,000             371,000
    Accumulated deficit                              (7,047,000)         (2,707,000)
    Note receivable secured by common stock                   0            (197,000)
                                                  -------------       -------------
            Total stockholders' equity               19,860,000           8,180,000
                                                  -------------       -------------
                                                  $  21,238,000       $   8,854,000
                                                  -------------       -------------
                                                  -------------       -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 1998 and 1997

                                                (Unaudited)                     (Unaudited)
                                             Nine Months Ended              Three Months Ended

                                      September 30,    September 30,   September 30,   September 30,
                                           1998             1997            1998            1997
                                      -------------    -------------   -------------   -------------
Revenues
  Gain on sale of investments          $          0     $     50,000    $          0     $         0
  Equity in losses
   of affiliates                           (447,000)        (160,000)       (326,000)        (17,000)
  Management fees                           118,000          389,000          44,000          49,000
  Interest income                           196,000           38,000         115,000          17,000
                                       ------------     ------------    ------------     -----------
  Total revenues                           (133,000)         317,000        (167,000)         49,000
                                       ------------     ------------    ------------     -----------

Expenses
  Marketing, general, and
   administrative expenses                1,990,000        1,458,000         726,000         546,000
  Research and development
   expenses                               1,288,000          553,000         514,000         243,000
  Amortization of patents and
   goodwill                               1,156,000          199,000         398,000         195,000
  Interest expense                           88,000           30,000          42,000          26,000
  Legal settlement expense                        0          460,000               0               0
                                       ------------     ------------    ------------     -----------
  Total expenses                          4,522,000        2,700,000       1,680,000       1,010,000
                                       ------------     ------------    ------------     -----------
Loss before income taxes and
 minority interests                      (4,655,000)      (2,383,000)     (1,847,000)       (961,000)

Provision (benefit) For Income Taxes              0         (167,000)              0           1,000
                                       ------------     ------------    ------------     -----------
Loss before minority interests           (4,655,000)      (2,216,000)     (1,847,000)       (962,000)

Minority interests                         (315,000)        (166,000)        (68,000)        (52,000)
                                       ------------     ------------    ------------     -----------
Net loss                               $ (4,340,000)    $ (2,050,000)     (1,779,000)    $  (910,000)
                                       ------------     ------------    ------------     -----------
                                       ------------     ------------    ------------     -----------
Loss per common share
  Basic                                      ($0.50)          ($0.37)         ($0.18)         ($0.20)
  Diluted                                    ($0.50)          ($0.37)         ($0.18)         ($0.20)

Weighted average number of common
 and potential common shares
 outstanding used in computation
 of loss per share
  Basic                                   8,727,572        5,611,461      10,004,549       4,632,071
  Diluted                                 8,727,572        5,611,461      10,004,549       4,632,071


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 1998 and 1997

                                                                   (Unaudited)
                                                                 Nine Months Ended

                                                       September 30, 1998  September 30, 1997
                                                       ------------------  ------------------
Cash flows from operating activities:

Net loss                                                  $ (4,340,000)     $ (2,050,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
   Legal settlement expense                                          0           435,000
   Depreciation and amortization                             1,275,000           252,000
   Deferred income tax benefit                                       0          (170,000)
   Equity in losses of affiliates                              447,000           160,000
   Minority interest in net loss                              (315,000)         (166,000)
   Compensation expense relating to stock options              212,000            83,000
   Changes in assets and liabilities, net of effects of
     acquisitions:
      Management fees and other receivables, prepaid
         expenses, patents and other assets                     74,000           179,000
      Accounts payable, accrued expenses, accrued
         compensation, and other liabilities                   (45,000)           20,000
                                                          ------------      ------------
   Net cash used in operating activities                    (2,692,000)       (1,257,000)
                                                          ------------      ------------
Cash flows from investing activities:

   Payment received on advances to affiliate                         0            53,000
   Advances to affiliates                                      (17,000)                0
   Withdrawals from partnerships                                     0           400,000
   Purchase of equity investment                            (2,552,000)                0
   Capitalized expenditures                                   (227,000)          (59,000)
   Purchase of partnership interest                         (1,023,000)                0
   Payment for purchase of Soundview Technologies, net
     of cash acquired                                                0          (132,000)
                                                          ------------      ------------
   Net cash (used in) provided by investing activities      (3,819,000)          262,000
                                                          ------------      ------------
Cash flows from financing activities:

   Payments on notes payable                                         0          (541,000)
   Proceeds from notes payable                               1,400,000                 0
   Payments of debt issuance costs                            (144,000)                0
   Proceeds from note receivable secured by common stock       194,000            44,000
   Proceeds from exercise of stock options and
     warrants                                                3,676,000           430,000
   Capital contributions from minority
     shareholders of subsidiaries                              161,000           535,000
   Collection of subscription receivable                             0            89,000
   Proceeds from sale of common stock, net of
   issuance costs                                            8,393,000         1,451,000
                                                          ------------      ------------
   Net cash provided by financing activities                13,680,000         2,008,000
                                                          ------------      ------------
Increase in cash and cash equivalents                        7,169,000         1,013,000

Cash and cash equivalents, beginning                         1,367,000           293,000
                                                          ------------      ------------
Cash and cash equivalents, ending                         $  8,536,000      $  1,306,000
                                                          ------------      ------------
                                                          ------------      ------------
Supplemental schedule of non-cash investing and
   financing activities:
   Issuance of common stock for additional equity in
      consolidated subsidiaries and affiliates            $  3,035,000      $          0
   Increase in equity investment due to receipt of
      affiliate stock as payment on note receivable       $    240,000      $          0
   Increase in stockholders' equity as a result of
      legal settlement payable fulfillment                $    226,000      $          0
   Discount on notes payable due to warrant issuance      $    238,000      $          0

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

     At September 30, 1998, the Company had significant economic interests in six companies and takes an active role in each company's growth and advancement. These companies are: Whitewing Labs, Inc. ("Whitewing"), MerkWerks Corporation ("MerkWerks"), CombiMatrix Corporation ("CombiMatrix"), Soundview Technologies Incorporated ("Soundview Technologies"), Greenwich Information Technologies LLC ("Greenwich Information Technologies"), and Internet Software LLC ("Internet Software"). In addition, as a registered investment advisor, the Company is a general partner in two private investment partnerships and is an investment advisor to two offshore private investment corporations.

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

     In January 1998, the Company purchased a total of 1,144,000 shares of common stock of Soundview Technologies for a total purchase price of $1,842,000 consisting of 488,672 shares of common stock of the Company. As a result of the transaction, the Company increased its equity ownership in Soundview Technologies from 51.4% to 66.7%. The acquisition was accounted for under the purchase method. The excess of the purchase price over the book value of the net assets acquired was assigned to patents of approximately $1,816,000, which is being amortized over its estimated remaining useful life of approximately 5 years.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS (continued)

     In January 1998, the Company purchased an additional 3.31% interest in Greenwich Information Technologies for a total purchase price of $386,000 consisting of 102,034 shares of common stock of the Company. As a result of the transaction, the Company increased its ownership of Greenwich Information Technologies from 30.02% to 33.33%.

     In March 1998, CombiMatrix completed a private debt financing raising gross proceeds of $1.45 million through the issuance of 290 units, each unit consisting of one $5,000 principal unsecured promissory note ("Subordinated Note") and common stock purchase warrants to purchase 500 shares of common stock. Each Subordinated Note will bear interest at the rate of 6% per annum on the outstanding principal balance. Accrued interest shall be due and payable annually on January 15th of each year until the Subordinated Notes are paid in full. Principal shall be due and payable in full on the third anniversary of each Subordinated Note. Each common stock purchase warrant entitles the holder to purchase one share of CombiMatrix common stock at an exercise price of $2.00, subject to adjustment, during a period of three years, expiring in March 2001. In accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," $850 of each unit issued has been attributed to the warrants included in each unit resulting in debt discount. The Company invested $50,000 in this private placement. If, prior to the maturity date of the subordinated notes, CombimatriMatrix has an offering of its common stock or senior securities convertible into its common stock that has gross proceeds exceeding $500,000 that does not involve certain exempt transactions, the holders of the subordinated notes shall be offered the opportunity to acquire shares of CombiMatrix common stock in exchange for the then outstanding principal amount of the subordinated notes. Holders will be entitled to only one opportunity to exchange Subordinated Notes into CombiMatrix common stock.

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

     On April 2, 1998 the Company acquired a 25% membership interest in a new affiliate company, Internet Software. The purchase price for the 25% interest in Internet Software consisted of $2.5 million in cash. The Company accounts for its investment using the equity method. The excess of the investment over the Company's share in the underlying net assets of Internet Software is being amortized over a seven-year period.

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

     On June 30, 1998 the Company increased its ownership in Whitewing from 18% to 23.5% as a result of accepting 159,750 shares of Whitewing stock as payment on a note receivable with a carrying value of $240,000 (See
     Note 6).

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company and its subsidiaries at September 30, 1998 and the consolidated results of operations and cash flows for the three and nine months ended September 30, 1998 and 1997. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

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

     RECLASSIFICATIONS - Certain reclassifications of prior year's amounts have been made to conform to the 1998 presentation.

     EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS - In June 1997, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company will adopt SFAS 131 in its 1998 year end reporting. The adoption of SFAS 131 deals only with disclosure matters and is not expected to have a material effect on the Company's Consolidated Financial Statements.

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


4.   NOTE RECEIVABLE SECURED BY COMMON STOCK

     Note receivable secured by common stock of $197,000 at December 31, 1997 represents amounts loaned to a stockholder secured by the Company's common stock. These amounts have been classified as contra-equity because in the event the stockholder fails to remit payment, the Company will receive shares of the Company's common stock. As of September 30, 1998, all amounts secured by shares of the Company's common stock have been paid.


5.   COMMITMENTS AND CONTINGENCIES

     In May 1998, the Company entered into a lease commitment for 5,449 square-feet of new office space. This lease commitment provides for minimum rental payments for 60 months, excluding renewal options. The monthly payments will approximate $12,000 over the lease term. This office space will replace the Company's existing principal executive offices.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   NOTES RECEIVABLE

     On June 30, 1998, the Company entered into a settlement agreement pertaining to a promissory note with a carrying value of $240,000 secured by the common stock of Whitewing held by the Company. Per the settlement agreement, the Company accepted as payment the Whitewing stock being held as collateral. As of December 31, 1997 the note was written down to the collateral value.


7.   LITIGATION

     In July 1998 PG Distribution, Inc. of Omaha, Nebraska filed a complaint in the United States District Court, District of Delaware, against Soundview Technologies Incorporated, seeking a declaratory judgement that United States Patent No. 4,554,584 (relating to a video and audio blanking system) is invalid. In October 1998, PG Distribution Inc. and Parental Guide Company, LLC filed a notice of dismissal of the litigation against Soundview Technologies and agreed to pay royalties to Soundview Technologies under a non-exclusive, non-transferable license to make, use and sell, or lease products under the claims of Soundview Technologies' patent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of the Company's plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.
 Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning Year 2000 readiness, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which the Company and its affiliates operate, and other circumstances affecting anticipated revenues and costs. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statement.

GENERAL

The following discussion is based primarily on the consolidated balance sheets of the Company as of September 30, 1998, and on the operations of the Company for the period from January 1, 1998 to September 30, 1998. The discussion compares the activities for the nine and three months ended September 30, 1998 to the activities for the nine and three months ended September 30, 1997.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. As a result of the Company's increased ownership position in Soundview Technologies, the Company had restated its operating results for the six months ended June 30, 1997 to report the Company's then 16.4% ownership interest in Soundview Technologies during that period on the equity method. Subsequent to the Company attaining a majority position in July 1997, the Company's financial statements include the accounts of Soundview Technologies on a consolidated basis. In April 1998, the Company acquired a 25% interest in a new affiliate company, Internet Software LLC. The Company accounts for this investment using the equity method.


RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

REVENUES

The Company reported a loss in net revenues of $133,000 in the nine months ended September 30, 1998 compared to net revenues of $317,000 for the nine months ended September 30, 1997.

REVENUES (continued)

     GAINS ON SALES OF INVESTMENTS. Gains on sales of investments were $50,000 for the nine months ended September 30, 1997 as compared to no such gain for the nine months ended September 30, 1998. Such gain for the nine months ended September 30, 1997 is comprised of gains on sales of interests in CombiMatrix. The Company is focusing on the development of its various business interests. In earlier periods, the Company sold portions of its holdings primarily to raise the capital necessary to acquire interests in new companies as well as provide working capital for ongoing operations. Until the Company generates sufficient revenue from operations of its various business concerns, the Company, from time to time, may sell a portion of its equity interests when that interest has appreciated to a value that management believes is prudent and market conditions are favorable. However, the Company intends to retain significant interests in its current and future holdings.

     EQUITY IN LOSSES OF AFFILIATES. The Company reported equity in losses of affiliates of $447,000 for the nine months ended September 30, 1998, compared to equity in losses of affiliates of $160,000 for the year-earlier period. Losses for the period ended September 30, 1998 are comprised of a gain of $21,000 on the Company's capital investments as a general partner in two private investment partnerships, offset by a loss of $70,000 for the Company's investment in Whitewing Labs, a loss of $114,000 for the Company's investment in Greenwich Information Technologies, and a loss of $284,000 for the Company's investment in Internet Software LLC, as determined by the equity method of accounting. The loss attributable to Internet Software LLC includes an amortization expense relating to the excess of the investment over the Company's share in the underlying net assets of Internet Software LLC of $138,000. Losses for 1997 are primarily comprised of a gain of $120,000 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of $168,000 for the Company's investment in Whitewing Labs, a loss of $44,000 for the Company's investment in Soundview Technologies, and a loss of $68,000 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting. No earnings or losses are attributable to Internet Software LLC during the 1997 period as the Company made this acquisition in 1998.

     MANAGEMENT FEES. The Company derived management fees from four private investment funds managed by the Company. For the nine months ended September 30, 1998, management fee income was $118,000 as compared to management fee income during the nine months ended September 30, 1997, of $389,000. A modest amount of performance fee income is included in the nine months ended September 30, 1998, while a substantially larger amount of performance fee income is included in the nine month period ended September 30, 1997 due to the twelve-month anniversary of one of the offshore investment funds managed by the Company occurring in May 1997. In regard to the two offshore private investment funds managed by the Company, performance fees may not be paid until the fund's first anniversary and thereafter on December 31 of each year. As both offshore private investment funds have been in operation for over one year, performance fees may only be paid at the end of the funds' fiscal year. However, in regard to the Company's two domestic private investment funds, performance fees may not be paid until a partner has been invested in one of these funds for a period of twelve months. Therefore, a performance fee may be paid to the Company on the twelve-month anniversary of a partner's initial investment in a domestic private investment fund and thereafter at the end of the fiscal year.

REVENUES (continued)

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

     INTEREST INCOME. For the nine months ended September 30, 1998, interest income was $196,000 as compared to interest income during the nine months ended September 30, 1997, of $38,000. The increase is due to the Company having higher cash balances during the nine months ended September 30, 1998 as compared to the same period in 1997.

EXPENSES

Total expenses increased from $2,700,000 for the nine months ended September 30, 1997 to $4,522,000 for the nine months ended September 30, 1998 primarily due to the amortization of patents and goodwill arising from the purchase of a majority ownership interest in Soundview Technologies and the acquisition of additional equity interests in MerkWerks and Soundview Technologies as well as to the inclusion of expenses incurred by Soundview Technologies on a consolidated basis, expenses relating to an increase in the Company's head count and higher wages, and expenses relating to the expansion of CombiMatrix's and MerkWerks's research and development efforts.

     MARKETING, GENERAL AND ADMINISTRATIVE.  For the nine months ended
     September 30, 1998, marketing, general and administrative expenses were $1,990,000 as compared to $1,458,000 for the nine months ended September 30, 1997. During 1998, the Company's expenses increased due to general expansion of the Company, including an increase in the number of personnel as the Company added marketing and general office staff as well as higher wages and payroll expenses. Marketing, general and administrative expense during the 1998 period include consolidation with Soundview Technologies for the full nine-month period, while expenses during the 1997 period include only the three-month period ended September 30, 1997. Soundview Technologies' marketing, general and administrative expenses were $167,000
     for the 1998 period and $77,000 for the 1997 period.   The Company expects
     higher general and administrative expenses as it moves into new facilities.

     RESEARCH AND DEVELOPMENT EXPENSE. The Company incurred research and development expense of $1,288,000 during the nine months ended September 30, 1998, compared to $553,000 during the nine months ended September 30, 1997. Such expense for 1998 period are comprised of expenses incurred by CombiMatrix of $993,000, expenses incurred by MerkWerks of $173,000, and expenses incurred by Soundview Technologies of $122,000. Research and development expense for the 1997 period is comprised of expenses incurred by CombiMatrix of $435,000, expenses incurred by MerkWerks of $75,000, and expenses incurred by Soundview Technologies of $43,000. Research and development expense during the 1998 period include consolidation with Soundview Technologies for the full nine-month period, while expense during the 1997 period include only the three-month period ended September 30, 1997.

EXPENSES (continued)

     AMORTIZATION OF PATENTS AND GOODWILL. The Company reported amortization expenses relating to patents and goodwill of $1,156,000 for the nine months ended September 30, 1998 as compared to $199,000 during the nine month period ended September 30, 1997. This increase relates to the Company's purchase of a majority interest in Soundview Technologies in July 1997 as well the purchase of additional equity interests in MerkWerks and Soundview Technologies in January 1998 whereby the
     Company is incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired. As a result, amortization expenses at or above the 1998 level is expected to continue for the foreseeable future.

     INTEREST EXPENSE. Interest expense for the nine months ended September 30, 1998 was $88,000 as compared to $30,000 in the comparable period in 1997. The expense incurred for the nine months ended September 30, 1998 is primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement.
     For financial statement purposes, the proceeds from the private placement were allocated between the warrants and the notes resulting in a discount on the notes. Such discount is amortized over the terms of the notes and treated as additional interest expense. As a result, reported interest is higher than the cash amount of interest that will actually be paid to the noteholders. Subject to certain terms and conditions, these notes are due and payable in March 2001. Interest on these notes is payable each year on January 15 during the term of each note.

     LEGAL SETTLEMENT EXPENSE. The Company incurred a one-time charge of $460,000 relating to a legal settlement during the nine months ended September 30, 1997. There was no comparable expense in 1998.

PROVISION FOR INCOME TAXES

For the nine month period ended September 30, 1997, the Company recorded a benefit of $167,000 while no tax benefit or expense was recorded for the nine month period ended September 30, 1998.

MINORITY INTERESTS

Minority interests in losses of consolidated subsidiaries increased to $315,000 for the nine months ended September 30, 1998, compared to $166,000 for the nine months ended September 30, 1997. The increase is primarily attributable to increased losses generated by the consolidated subsidiaries during the nine months ended September 30, 1998 and the consolidation of Soundview Technologies for the full nine month period. The Company's investment in Soundview Technologies for the first six months of the nine month period ended September 30, 1997 was accounted for under the equity method.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

REVENUES

The Company reported a loss in net revenues of $167,000 in the three months ended September 30, 1998 compared to net revenue of $49,000 for the three months ended September 30, 1997.

     GAINS ON SALES OF INVESTMENTS. No gains on sales of investments were recorded for the three months ended September 30, 1998 and September 30, 1997.

REVENUES  (continued)

     EQUITY IN LOSSES OF AFFILIATES. The Company reported equity in losses of affiliates of $326,000 for the three months ended September 30, 1998, compared to equity in losses of affiliates of $17,000 for the year-earlier period. Such losses for the period ended September 30, 1998 are comprised of a loss of $60,000 on the Company's capital investments as a general partner in two private investment partnerships, a loss of $43,000 for the Company's investment in Whitewing Labs, a loss of $40,000 for the Company's investment in Greenwich Information Technologies, and a loss of $183,000 for the Company's investment in Internet Software LLC as determined by the equity method of accounting. The loss attributable to Internet Software LLC includes an amortization expense relating to the excess of the investment over the Company's share in the underlying net assets of Internet Software LLC of $69,000. Losses for 1997 are comprised of a gain of $23,000 on the Company's capital investments as a general partner in two private investment partnerships offset by a loss of $25,000 for the Company's investment in Whitewing Labs, and a loss of $15,000 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting. No earnings or losses are attributable to Internet Software LLC during the 1997 period as the Company made this acquisition in 1998.

     MANAGEMENT FEES. The Company derived management fees from four private investment funds managed by the Company. For the three months ended September 30, 1998, management fee income, which includes a modest amount of performance fee income, was $44,000 as compared to management fee income, which includes a modest amount of performance fee income, during the three months ended September 30, 1997, of $49,000. In regard to the two offshore private investment funds managed by the Company, performance fees may not be paid until the fund's first anniversary and thereafter on December 31 of each year. As both offshore private investment funds have been in operation for over one year, performance fees may only be paid at the end of the funds' fiscal year. However, in regard to the Company's two domestic private investment funds, performance fees may not be paid until a partner has been invested in one of these funds for a period of twelve months. Therefore, a performance fee may be paid to the Company on the twelve-month anniversary of a partner's initial investment in a domestic private investment fund and thereafter at the end of the fiscal year.

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

     INTEREST INCOME. For the three months ended September 30, 1998, interest income was $115,000 as compared to interest income during the three months ended September 30, 1997, of $17,000. The increase is due to the Company having higher cash balances during the three months ended September 30, 1998 as compared to the same period in 1997.

EXPENSES

Total expenses increased from $1,010,000 for the three months ended September 30, 1997 to $1,680,000 for the three months ended September 30, 1998 primarily due to the amortization of patents and goodwill arising from the purchase of a majority ownership interest in Soundview Technologies and the acquisition of additional equity interests in MerkWerks and Soundview Technologies as well as to the inclusion of expenses incurred by Soundview Technologies on a consolidated basis, expenses relating to an increase in the Company's head count and higher wages, and expenses relating to the expansion of CombiMatrix's and MerkWerks's research and development efforts.

     MARKETING, GENERAL AND ADMINISTRATIVE. For the three months ended September 30, 1998, marketing, general and administrative expenses increased to $726,000 as compared to $546,000 for the three months ended September 30, 1997. Expenses include consolidation with Soundview Technologies of $27,000 for the period ended September 30, 1998 and $77,000 for the period ended September 30, 1997. During 1998, the Company's expenses increased due to general expansion of the Company, including an increase in the number of personnel as the Company added general office staff as well as higher wages and payroll expenses. The Company expects higher general and administrative expenses as it moves into new facilities.

     RESEARCH AND DEVELOPMENT EXPENSE. The Company incur research and development expense of $514,000 during the three months ended September 30, 1998, compared to $243,000 during the three months ended September 30, 1997. Such expense for the 1998 period is comprised of expenses incurred by CombiMatrix of $385,000, expenses incurred by MerkWerks of $90,000, and expenses incurred by Soundview Technologies of $39,000. Research and development expense for the 1997 period are comprised of expenses incurred by CombiMatrix of $178,000, expenses incurred by MerkWerks of $22,000, and expenses incurred by Soundview Technologies of $43,000.

     AMORTIZATION OF PATENTS AND GOODWILL. The Company reported amortization expenses relating to patents and goodwill of $398,000 for the three months ended September 30, 1998 as compared to $195,000 during the three
     month period ended September 30, 1997.   This relates to the Company's
     purchase of a majority interest in Soundview Technologies in July 1997 as well the purchase of additional equity interests in MerkWerks and Soundview Technologies in January 1998 whereby the Company is incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired. As a result, amortization expenses at or above the 1998 level is expected to continue for the foreseeable future.

     INTEREST EXPENSE. Interest expense for the three months ended September 30, 1998 was $42,000 as compared to $26,000 in the comparable period in 1997. The expense incurred for the three months ended September 30, 1998 is primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement.
     For financial statement purposes, the proceeds from the private placement were allocated between the warrants and the notes resulting in a discount on the notes. Such discount is amortized over the terms of the notes and treated as additional interest expense. As a result, reported interest is higher than the cash amount of interest that will actually be paid to the noteholders. Subject to certain terms and conditions, these notes are due and payable in March 2001. Interest on these notes is payable each year on January 15 during the term of each note.

     LEGAL SETTLEMENT EXPENSE. The Company did not incur charges relating to legal settlements during the three month periods ending September 30, 1998 and September 30, 1997.

PROVISION FOR INCOME TAXES

For the three month period ended September 30, 1997, the Company recorded an expense of $1,000 while no tax benefit or expense was recorded for the three month period ended September 30, 1998.

MINORITY INTERESTS

Minority interests in losses of consolidated subsidiaries increased to $68,000 for the three months ended September 30, 1998, compared to $52,000 for the three months ended September 30, 1997. The increase is primarily attributable to increased losses generated by the consolidated subsidiaries during the three months ended September 30, 1998.


INFLATION

Inflation has not had a significant impact on the Company.


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Company had cash and cash equivalents of $8,536,000 and working capital of $8,655,000 on a consolidated basis. In May 1998, the Company entered into a lease commitment for new office space to increase and replace its existing office space. This lease commitment provides for minimum monthly lease payments of $12,000 for a period of 60 months as compared to the Company's currently monthly lease payment of approximately $3,000. The Company anticipates moving into the new office space in December 1998. To meet the Company's increased needs, the Company will incur expenses to upgrade its computer and telephone systems in conjunction with the move as well as expenses incurred specific to the move, which includes furniture, fixtures, and equipment currently estimated at $100,000. The Company has no other material commitments for capital expenditures at the present time.

Warrants issued by the Company in private placements completed in November 1997, March 1998, and April 1998 contain call and redemption provisions should the closing bid of the Company's common stock exceed $7.50, $10.00, and $12.50, respectively for twenty or more consecutive trading days. The exercise price for the common stock underlying the warrants are $5.75, $7.50, and $9.25 per share, respectively. In the event the requirements to call the warrants are satisfied, the Company may call such warrants and the Company expects that most, if not all, holders to exercise such warrants in response. There can be no assurance that the closing bid price of the Company's common stock will exceed all such thresholds or that, if so, the Company will decide to call the warrants.

The Company has no committed lines of credit or other committed funding. However, the Company anticipates that existing working capital reserves will provide sufficient funds for its operating expenses for at least the next twelve months in the absence of making any major new investments. The Company intends to seek additional financing to fund new or existing businesses. There can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt, or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. Such financing transactions may be dilutive to existing investors.

YEAR 2000 ISSUES

Many of the world's computer systems (including those in non-information technology equipment and systems) currently record years in a two-digit format, rather than four, to define the applicable year. Computer systems that recognize a date using "00" as the year 1900 rather than the year 2000 may produce errors or system failures. In addition, the fact that the Year 2000 is a non-standard leap year may create difficulties for some systems. A few systems may also be affected by certain dates in the month of September 1999. Because the activities of many businesses are affected by dates or are date-related, the inability to use such date information correctly could lead to business disruption in the U.S. and internationally (the "Year 2000" Issue). The potential costs and uncertainties associated with the Year 2000 Issue will depend on a number of factors, including software, hardware and the nature of the industry in which a company operates. Additionally, companies must coordinate with other entities with which they electronically interact.

The following discussion contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including the following: estimated timetables for implementation and completion of the phases of the Company's Year 2000 plan; projections of expenditures regarding the Year 2000 plan; statements regarding the possible effects of the Year 2000 Issue on the Company's business and that of third parties with whom the Company does business; and possible contingency plans of the Company.

The Company has been reviewing its systems and programs to identify those subject to the Year 2000 Issue, and is in the process of upgrading and/or modifying its affected internal systems to achieve compliance. In addition, the Company is working with its major external suppliers to assess their compliance and remediation efforts and the Company's exposure to them. The Company is in various stages of reviewing, testing and making software repairs and upgrades to those systems and programs that it believes will be affected by the Year 2000 Issue. Because the Year 2000 project is an ongoing companywide endeavor, the state of the Company's and its majority-owned subsidiaries', MerkWerks Corporation, CombMatrix Corporation, and Soundview Technologies Corporation ("Subsidiaries"), progress changes daily. With the exception of the financial figures, which are provided as of September 30, 1998, the information contained in this disclosure is made as of November 12, 1998, which is the latest practical date for providing such information. The Company is monitoring and assisting minority-owned affiliates, Internet Software LLC and Greenwich Information Technologies LLC, in addressing the Year 2000 Issue as it applies to their businesses. The Company's other minority-owned affiliate, Whitewing Labs, is a publicly traded Company. Information pertaining to the Year 2000 Issue as it applies to Whitewing Labs is available in its reports filed with the Securities and Exchange Commission.

Although the Company relies on computer technology to conduct business and has the potential to be affected by the Year 2000 Issue, most of the Company's internal systems are not affected. However, due to the interdependent nature of computer systems, particularly with regard to the Company's investment advisory services, the Company and its Subsidiaries may be adversely impacted by the Year 2000 Issue depending on whether it, its Subsidiaries, or other entities not affiliated with the Company address this issue successfully.

The Company's Year 2000 compliance plan is comprised of four phases:
Assessment, Remediation, Testing and Implementation.

The Assessment phase includes preparing an inventory of systems that the Company anticipates will be affected by the Year 2000 Issue as well as creating a strategy to evaluate and address potential problems. The Company currently plans to complete a final Assessment of its and its Subsidiaries' important internal systems by December 31, 1998.

In the Remediation phase, software corrections, upgrades, software patches, and bug fixes will be made to remedy identified Year 2000 deficiencies in software, hardware, operating systems, network devices and phone systems. The Remediation phase also includes sending questionnaires requesting Year 2000 compliance assurances to vendors of such systems. The majority of the Company's internal systems are currently in the Remediation phase. However, the Company's Subsidiaries have not yet begun the Remediation phase. The Company currently plans to complete Remediation of its important components by March 31, 1999 and expects that the Subsidiaries' Remediation of their important components will be completed by June 30, 1999. Certain systems that are insignificant to the Company's and its Subsidiaries' operations may not be made Year 2000 compliant by December 31, 1999, but the Company does not anticipate that this would have a materially adverse impact on the Company's or Subsidiaries' business, results of operations or financial condition.

Testing will be conducted on both existing and new systems which may be affected by the Year 2000 Issue as well as systems that have been fixed, upgraded or otherwise altered in the Remediation phase during 1999.

The Company's investment advisory services is dependent upon a complex worldwide network of information technology systems that contain date fields, including data feeds to the Company's internal systems as well as stock market links. The Company's ability to minimize the effects of the Year 2000 Issue is highly dependent upon the efforts of third parties. The failure of organizations such as securities exchanges, securities clearing organizations, banks, vendors, clients or governmental regulatory agencies to resolve their own processing issues with respect to the Year 2000 Issue in a timely manner could have a materially adverse effect on the Company's business, results of operations, or financial condition, threatening the Company's ability to manage client assets, communicate information to clients, management of fund portfolios on a day-to-day basis, and comply with federal securities laws as well as compromise recordkeeping and other compliance systems. The Securities Industry Association recently conducted Beta tests that were run in "future time" and employed test scripts to check functionality. These tests resulted in problems completing a minimal amount of mock trades due to Year 2000 changes. An industry-wide simulation is scheduled to begin in March 1999, which should provide the Company with more information to assess potential risks in this area.

Other than third-party long distance telephone and data lines and public utility suppliers of electrical power, the Company's business operations are not heavily dependent on non-information technology ("non-IT") components, systems or third-party vendors. The Company is conducting an assessment of Company managed or leased non-IT components including building, mechanical, air conditioning, electrical, security and conveyance systems for Year 2000 compliance. Most of these non-IT systems cannot easily be tested for Year 2000 compliance; however, the Company does not believe that the failure of any of its non-IT systems, other than electrical or long distance data and voice lines, would have a materially adverse effect upon its business, results of operation or financial condition.

The Company is beginning to develop a contingency plan, which it expects to complete by July 1999. However, alternatives to use of normal systems, especially those systems relevant to the Company's investment advisory services, or supplies of electricity or long distance voice and data lines are limited. A broader failure of third-party systems, in particular, externally-managed data lines, communication systems, telephone or electrical systems would materially and adversely affect the Company's ability to carry on business operations in any regular fashion. Although the Company is investigating alternative solutions, it is not clear that an adequate contingency plan can be developed for such failures.

Based upon current information, the Company estimates that the total cost of implementing its Year 2000 plan, including costs associated to the redeployment of existing personnel who have and will spend significant administrative time and effort in addressing the Year 2000 Issue, will not be material. The Company has incurred, to date, less than $5,000 in direct Year 2000 costs. However, Year 2000 cost estimates may change as the Year 2000 approaches, during which time the Company's and its Subsidiaries' Year 2000 readiness efforts are expected to become more defined. Costs incurred relating to making the Company's and its Subsidiaries' systems Year 2000 compliant are being expensed in the period in which they are incurred. Future cost are not expected to exceed $10,000.

The Company's expectations about future costs and the timely completion of its Year 2000 modifications are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effective timing of remediation efforts include, the success of the Company in identifying computer programs and non-information technology systems that are subject to the Year 2000 Issue, the nature and amount of programming and testing required to upgrade or replace each of the affected programs and systems, the nature and amount of testing, the rate and magnitude of related labor and consulting costs, and the success of the Company's external counterparties and suppliers in addressing the Year 2000 Issue.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On July 17, 1998, PG Distribution, Inc. of Omaha, Nebraska filed a complaint in the United States District Court, District of Delaware, against Soundview Technologies Incorporated, seeking a declaratory judgement that United States Patent No. 4,554,584 (relating to a video and audio blanking system) is invalid.

On October 5, 1998, PG Distribution, Inc. and Parental Guide Company, LLC filed a notice of dismissal of the litigation against Soundview Technologies and agreed to pay royalties to Soundview Technologies under a non-exclusive, non-transferable license to make, use and sell, or lease products under the claims of Soundview Technologies' patent.

ITEM 2.   CHANGES IN SECURITIES

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

ACACIA RESEARCH CORPORATION

By:  /s/  R. BRUCE STEWART
    ------------------------------------------------------
     R. Bruce Stewart
     Chief Financial Officer (principal financial officer)

Date:  November 12, 1998