Form 10-K
period 1998-12-31
ACACIA RESEARCH CORP
filed 1999-03-31
CIK 934549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.

                                       OR

  / / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-26068

                            ------------------------

                          ACACIA RESEARCH CORPORATION

             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                            95-4405754
      (State or other jurisdiction of               (I.R.S. Employer
        incorporation organization)                Identification No.)

     55 SOUTH LAKE AVENUE, PASADENA CA                    91101
  (Address of principal executive offices)             (Zip Code)

      Registrant's telephone number, including area code:  (626) 396-8300

       Securities registered pursuant to Section 12(b) of the Act:  NONE

 Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK, NO
                                   PAR VALUE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices of such stock, as of March 30, 1999 was approximately $38,659,800. (All officers and directors of the registrant are considered affiliates.)

    At March 30, 1999 the registrant had 10,310,815 shares of Common Stock, no par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement for its Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the registrant's fiscal year are incorporated by reference into
Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 1. BUSINESS

GENERAL

    Acacia Research Corporation, a California corporation (the "Company"), incorporated in January 1993, is a diversified company that makes direct investments in and provides management services to emerging businesses.

    The Company intends to continue expanding through the internal development of its present operations and other business opportunities as well as the acquisition of additional business ventures or increased ownership positions in its existing holdings. Present operations currently consist of significant ownership positions in seven enterprises.

ENTERPRISES

    The Company participates in the formation of, and invests in, emerging or early-stage companies in various fields of business by arranging for and contributing capital and providing management assistance. Potential ventures are evaluated based on the ability of the business to become viable and reach a significant milestone with the Company's initial investment as well as possessing a potential to generate significant revenues through strong intellectual property rights and experienced management. The Company continually seeks and evaluates investment opportunities that have the potential of earning significant returns in either new business ventures or by increasing its equity position in its existing holdings. The Company has in the past, and may again in the future, raise capital specifically for the purpose of permitting it to make an investment that the Company believes is attractive.

    The Company has significant economic interests in seven enterprises that it has formed and takes an active role in each company's growth and advancement. The Company's current enterprise portfolio includes the following: (i) CombiMatrix Corporation ("CombiMatrix"); (ii) Greenwich Information Technologies LLC ("Greenwich Information Technologies"); (iii) MerkWerks Corporation ("MerkWerks"); (iv) Signature-mail.com llc ("Signature-mail.com"); (v) Soundview Technologies Incorporated ("Soundview Technologies"); (vi) Whitewing Labs, Inc. ("Whitewing Labs"); and (vii) Acacia Capital Management (CombiMatrix, MerkWerks, Greenwich Information Technologies, Signature-mail.com Soundview Technologies, and Whitewing Labs are collectively referred to hereinafter as the "Affiliates").

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

COMBIMATRIX

    CombiMatrix was incorporated in October 1995 under the laws of the State of California. CombiMatrix is a development stage company engaged in research and development to commercialize its proprietary technology relating to combinatorial chemistry synthesis on a semiconductor chip. CombiMatrix has developed a combinatorial chemistry system that synthesizes and analyzes chemical arrays on a semiconductor chip in a short amount of time. The first generation of chips each contains 1,024 individually addressable sites where chemicals such as DNA, small molecules or peptides are synthesized.

    CombiMatrix is developing a platform technology that allows for chemical synthesis directly at individually addressable sites on a semiconductor chip. This is accomplished by using electrochemistry to produce chemical reagents at selected chemical reactor sites on a chip. As a consequence, different chemicals can be synthesized at different sites. The result is an array of many different chemicals on a semiconductor chip. These chemicals can be segments of DNA, peptides or drug candidates. The chemicals in this array can be tested simultaneously and in parallel. Such arrays have great utility in the area of chemical discovery. The uses of these arrays that are of greatest interest to CombiMatrix in the near term are genomic, proteomic and drug discovery applications.

    One of CombiMatrix's key inventions is its method which allows chemical reagents that are generated IN SITU by electrochemistry at specific chemical reactor locations to be confined to those specific locations solely by solutions in which the chip is immersed. This method obviates the need to isolate each chemical reactor from its neighbors using glass walls or other physical confinement systems. CombiMatrix uses the term "virtual reactor" to describe its technology for isolation of chemical reactors on its chips from one another without physical walls. Huge numbers of virtual reactors can operate in close proximity to each other on CombiMatrix's chips.

    CombiMatrix believes that the technologies it is developing could yield significant advantages in the speed, cost, and effectiveness of drug discovery over existing approaches that automate combinatorial chemistry. CombiMatrix's technologies for automating the combinatorial synthesis of compounds, if successful, would be significantly faster, of larger scale, and yield a much lower per compound cost than existing technologies that use optical markers or labeled beads. Further, the array format that CombiMatrix is developing could allow very small volumes of test solutions to be used when screening for active compounds against receptor proteins and require only microliters of solutions for comprehensive screening of large libraries of compounds, reducing assay costs. In some cases, receptors may be available in such small quantities that microliters of solution may be all that is available. CombiMatrix has ten pending patent applications for its technologies. To date, no patents have been issued in the United States or any major foreign countries.

    The Company's investment in CombiMatrix is subject to the risks associated with new technologies, including the viability of CombiMatrix's technologies, unknown customer acceptance, difficulties in obtaining financing, the ability to obtain intellectual property protection, competition, and the impact of applicable laws and regulations. In the event its technologies prove to be successful, CombiMatrix intends to pursue collaborations with pharmaceutical companies, which may include the licensing of CombiMatrix's screening libraries and possibly the licensing of internally developed chemical compounds. No assurances can be given that CombiMatrix, even if successful in developing its technologies, would be able to successfully implement collaborative efforts with pharmaceutical companies. CombiMatrix has incurred consistent operating losses since its inception and has been expanding its operations and the development of its proprietary technologies which has resulted in significant increases in expenses. To date, CombiMatrix has generated no revenues and is not expected to generate significant, if any, revenues for the near future. CombiMatrix's ability to achieve profitability will be dependent upon the ability of CombiMatrix to raise additional funds through the sale of equity in CombiMatrix and there can be no assurance that CombiMatrix will be able to raise such funds.

    CombiMatrix intends to vigorously protect its intellectual property rights. There can be no assurance, however, that CombiMatrix's pending patent applications will issue or that a third party will not violate, or attempt to invalidate, CombiMatrix's intellectual property rights, possibly forcing CombiMatrix to expend substantial legal fees. Successful challenges to CombiMatrix's patent applications, if issued, would materially adversely affect CombiMatrix's business. CombiMatrix requires confidentiality agreements with customers and potential customers, vendors and other third parties and generally limits access to information relating to its technologies. Despite these precautions, third parties may be able to gain access to and use its technology to develop similar competing technologies. There can be no assurance that certain aspects of CombiMatrix's technology will not be reverse-engineered by third parties without violating CombiMatrix's proprietary rights. CombiMatrix's existing protections also may not preclude competitors from developing products with features and prices similar to or better than those of CombiMatrix.

    The Company owns 4,179,000 shares, or 52.7%, of CombiMatrix common stock at a cost of $522,000, both in cash and the Company's stock. In March 1998, CombiMatrix completed a private placement of three year notes and warrants to purchase CombiMatrix common stock, which raised gross proceeds of $1.45 million. The Company participated in this financing, investing $50,000. The Company has also loaned CombiMatrix an aggregate of $634,000 as of March 30, 1999.

    R. Bruce Stewart, the Company's Chairman and Chief Financial Officer, is the Chairman and Treasurer of CombiMatrix; and Paul R. Ryan, a director of the Company as well as its President and Chief Executive Officer, is the interim Chief Executive Officer and a director of CombiMatrix. Kathryn King-Van Wie, the Company's Chief Operating Officer, serves as Corporate Secretary of CombiMatrix. Donald D. Montgomery, Ph.D., Vice President of Research and Development of CombiMatrix and Brooke P. Anderson, Ph.D., Director of Engineering of CombiMatrix are also directors. The three independent directors are Mark G. Edwards, Rigdon Currie, and Paul Low, Ph.D. Mr. Edwards is the Managing Director of Recombinant Capital, a San Francisco-based firm specializing in negotiating alliances and acquisition transactions on behalf of biotechnology and pharmaceutical companies. Mr. Edwards was formerly the Manager of Business Development of Chiron Corporation, a leading biotechnology company. Mr. Currie is experienced in guiding the development of high technology companies and currently serves on the Board of Directors of QMS, Inc. and Wonderware Corporation, among others. Mr. Currie is also a special limited partner of MK Global Ventures and a former general partner of Pacific Ventures Partners. Dr. Low was formerly the President of IBM's General Products Division and General Manager of IBM. During his tenure at IBM, Dr. Low was also a member of IBM's Corporate Management Board and had worldwide lines responsibility for Technology Products.

    In April 1996, the Company and CombiMatrix's Vice President, Research and Development entered into a shareholder agreement pertaining to certain matters relating to CombiMatrix. This agreement provides for the collective voting of shares owned by the Company and this individual for the election of certain directors to CombiMatrix's Board of Directors as designated by the individual and the Company and certain restrictions on the sale or transfer of individual's shares of common stock in CombiMatrix.

GREENWICH INFORMATION TECHNOLOGIES

    Greenwich Information Technologies was formed as a limited liability corporation under the laws of the State of Delaware in 1996 and is the exclusive marketing and licensing agent for several patents relating to video-on-demand and audio-on-demand ("information-on-demand"). Greenwich Information Technologies does not currently own any patents. Video-on-demand allows television viewers to order movies or other programs from a remote file server and to view them at home with full VCR functionality, including pause, fast forward, and reverse. Audio-on-demand offers similar functionality with music or other audio files. Greenwich Information Technologies is the licensing agent with respect to three issued U.S. patents and one application pending. Foreign rights include patents issued in Japan, Mexico, and the Republic of China as well as a "Notice of Intention to Grant a European Patent" from the European

Patent Office covering Austria, Belgium, Denmark, France, Germany, Greece, Italy, Luxembourg, Monaco, The Netherlands, Spain, Sweden, Switzerland, and the United Kingdom and an application pending in South Korea. Those patents that have already been issued, were issued in the past six years and will not expire for a number of years. Information-on-demand is one of the primary applications of interactive entertainment. Greenwich Information Technologies has begun to pursue business opportunities with possible providers of information-on-demand systems and others involved in supplying related information-on-demand services.

    Greenwich Information Technologies does not currently own any patents. However, Greenwich Information Technologies is the exclusive marketing and licensing agent for a number of worldwide patents and other intellectual property pertaining to information-on-demand systems, which lists as co-inventor the chief executive officer of Greenwich Information Technologies who, along with the Company, is also a senior member of Greenwich Information Technologies. The chief executive officer, H. Lee Browne, is a party to an Assignment Agreement with the other co-inventor of the technology and co-owner of the patents that grants Mr. Browne the right to assign certain patent rights to another person or entity. Pursuant to this Assignment Agreement, Greenwich Information Technologies has been appointed exclusive marketing and licensing agent for the patents under the terms of an Exclusive Marketing and Licensing Agreement. Mr. Browne holds a majority membership interest in Greenwich Information Technologies and is also the chief executive officer of Soundview Technologies as well as holder of a significant membership interest in Signature-mail.com, two affiliates of the Company. Since its formation, Greenwich Information Technologies has not licensed the patents to any party and has no current revenues.

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

    The Company sold a portion, 3.31%, of its membership interest in Greenwich Information Technologies to third parties in 1996 and subsequently purchased this 3.31% membership interest in January 1998 in exchange for 102,034 shares of the Company's common stock in a series of related transactions. The Company does not hold a majority of the board, and has no control over the day to day operations of Greenwich Information Technologies, which are directed by the chief executive officer. The Company accounts for its interest in Greenwich Information Technologies on the equity method.

MERKWERKS

    MerkWerks was incorporated in September 1995 under the laws of the State of California and is a software development company, whose first product will be software for use with CD-recordable disk drives for Macintosh platforms. The product will be called CD WonderWriter-TM- or WonderWriter-TM-. MerkWerks is in the developmental stage and, to date, has not completed the development of any products or generated any revenues. No assurances can be given that MerkWerks will ever be able to successfully complete the development of or market this product or any future products, or that a market for such products will develop. During 1998, MerkWerks experienced technological problems with the development of WonderWriter, delaying the release of this product, and as a result the Company reorganized MerkWerks' personnel and the feature set was reevaluated before continuing with the ongoing development.

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

    The Company provided $100,000 in cash to MerkWerks in exchange for 2,000,000 shares of its common stock, or 100% of the total outstanding shares of MerkWerks. The Company has also loaned MerkWerks an aggregate of $460,000 as of March 30, 1999. In December 1995 and January 1996, the Company sold approximately 30% of its interest in MerkWerks for approximately $600,000. In January 1998, the Company purchased 401,359 shares of MerkWerks common stock in exchange for 171,950 shares of the Company's Common Stock in a series of transactions. These transactions resulted in an increase in the Company's ownership from 69.5% to 89.6%. R. Bruce Stewart, the Company's Chairman and Chief Financial Officer, is the Chairman and Treasurer of MerkWerks; and Kathryn King-Van Wie, the Company's Chief Operating Officer, serves as a director and Corporate Secretary of MerkWerks.

SIGNATURE-MAIL.COM

    Signature-mail.com was formed as a limited liability corporation under the laws of the State of Delaware in October 1997. The Company invested in Signature-mail.com in April 1998. In February 1999, Signature-mail.com publicly launched its on-demand software service, which allows users to personalize their e-mail and computer documents with handwritten signatures, greetings, and drawings. Version 1.0 of Signature-mail-TM- includes contributions of the approximately 10,000 people who participated in beta testing. Signature-mail.com's website is a "virtual manufacturing plant"-- open 24 hours a day, 7 days a week--producing customized software within seconds of receiving customers' orders. Signature-mail is compatible with the latest PC e-mail programs including Netscape Communicator/Messenger, Microsoft IE4/Outlook Express, Outlook 98, AOL 4.0, and Eudora Pro 4.1. Version 1.0 stores up to 25 handwritten images that the user creates. Each image, as well as its size and color, can be changed for each use with a simple click of the mouse. However, because its first software product has just been released, the market acceptance of such product is uncertain. In addition, the software industry is highly competitive. Thus, there can be no assurance that Signature-mail.com will obtain significant revenues or profitability.

    Signature-mail.com's mission is to become the leading provider of software services that personalize e-mail with proprietary mass customization technologies. The company will sell through electronic and conventional media and deliver its products directly to customers online. Signature-mail.com has five patent applications pending for unique features as well as methods used for the automated mass customization of the production and delivery of Signature-mail. Signature-mail.com is also developing additional proprietary technologies for other platforms and products. To date, no patents have yet issued and there can be no assurance that patents will issue, that their validity will be upheld if challenged or that they will have sufficiently broad scope to effectively limit competition for its software product.

    The Company's investment in Signature-mail.com is subject to the risks associated with new technologies and software, including the viability of Signature-mail.com's technologies, unknown customer acceptance, difficulties in obtaining financing, the ability to obtain intellectual property protection, competition, and the impact of applicable laws and regulations. In addition, Signature-mail.com intends to pursue collaborations with Internet or software companies, which may include the licensing of its technologies. No assurances can be given that Signature-mail.com will be able to successfully implement collaborative efforts with Internet or software companies, nor that it will have sufficient capital or be able to identify and assemble a qualified and effective management team to pursue such efforts. Signature-mail.com has incurred operating losses since its inception. To date, Signature-mail.com has generated no revenues. Signature-mail.com's ability to achieve profitability will be dependent, in part, upon the ability of Signature-mail.com to raise additional funds through the sale of equity in Signature-mail.com as well as engage additional personnel to implement its marketing plans and there can be no assurance that Signature-mail.com will be able to raise such funds or attract qualified personnel.

    Signature-mail.com intends to vigorously protect its intellectual property rights. There can be no assurance, however, that Signature-mail.com's pending patent applications will issue or that a third party will not violate, or attempt to invalidate, Signature-mail.com's intellectual property rights. Signature-mail.com requires confidentiality agreements with customers and potential customers, vendors and other third parties and generally limits access to information relating to its technologies. Despite these precautions, third parties may be able to gain access to and use its technology to develop similar competing technologies. There can be no assurance that certain aspects of Signature-mail.com's technology will not be reverse-engineered by third parties without violating Signature-mail.com's proprietary rights. Signature-mail.com's existing protections also may not preclude competitors from developing products with features and prices similar to or better than those of Signature-mail.com.

    The Company acquired a 25% membership interest in Signature-mail.com (formerly known as Internet Software LLC) in April 1998 for a purchase price of $2.5 million. The Company has certain rights as a non-controlling investor including rights to approve certain material transactions and to participate on a pro rata basis in any non-strategic private equity offering completed by Signature-mail.com.

    Although a senior member of Signature-mail.com, the Company does not control a majority of the board of three senior members. Similarly, the Company has no control over the day to day operations of Signature-mail.com, which are currently directed by the chief executive officer, H. Lee Browne, an individual who is also the chief executive officer of Soundview Technologies and Greenwich Information Technologies, two affiliates of the Company. The Company accounts for its interest in Signature-mail.com on the equity method.

SOUNDVIEW TECHNOLOGIES

    Soundview Technologies was formed in March 1996 as a Delaware corporation and has acquired and is developing intellectual property in the telecommunications field, including audio and video blanking systems, also known as V-chip technology. On March 12, 1998, the Federal Communications Commission ("FCC") approved the television guidelines rating system as well as the V-chip technical standards. Soundview Technologies owns the exclusive right and title to U.S. Patent #4,554,584, which describes a method for implementing the V-chip system in parallel with the existing closed-captioning circuits already in place in televisions. The FCC adopted this method as the technical standard for new televisions sold in the United States that will be required to have V-chip technology. The FCC regulations require that half of all new television models with screens 13 inches or larger incorporate the V-chip by July 1, 1999. By January 1, 2000, all such televisions must have the V-chip.

    Soundview Technologies' patent was issued in November 1985 and expires in July 2003. In April 1998, the U.S. Patent and Trademark Office issued a reexamination certificate confirming the approval of all existing and newly added claims of its issued patent. The reexamination was requested by Soundview Technologies in August 1996 to confirm the strength of its patent in light of other existing patents. Over 30 new prior art references were introduced and examined during the process which took more than eighteen months for the Patent Office to complete. As a result, patentability of all original claims as issued was confirmed and 17 new claims more specific to the V-chip implementation were granted. Soundview Technologies' V-chip technology is a cost-effective method for V-chip implementation that can work with components currently in use in televisions. Soundview Technologies works with various inventors, consultants, and industry participants to enhance its existing technology as well as to develop new technologies and has filed three patent applications. Soundview Technologies intends to license its patent, along with its other intellectual property, to the manufacturers of the approximately 25 million new televisions sold each year in the United States. Soundview Technologies also intends to license companies who will include the V-chip technology in cable boxes, VCRs, and converter boxes. Soundview Technologies has also developed a V-chip set-top retrofit device, the V Chip Converter-TM-, for use with the approximately 250 million television sets in the United States that will be "deaf" to V-chip signals; however, Soundview Technologies has no plans to market this device in the foreseeable future.

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

    The Company owns 4,179,000 shares, or 66.7%, of Soundview Technologies common stock at a cost of $7.3 million, both in cash and in the Company's stock. The Company has also loaned Soundview Technologies an aggregate of $464,000 as of March 30, 1999. R. Bruce Stewart, the Company's Chairman and Chief Financial Officer, is a director and Corporate Secretary of Soundview Technologies; Paul
R. Ryan, a director of the Company as well as its President and Chief Executive Officer, is a director of Soundview Technologies; and Kathryn King-Van Wie, the Chief Operating Officer of the Company, is a director and Chief Financial Officer of Soundview Technologies. H. Lee Browne, chief executive officer of Soundview Technologies, David H. Schmidt, Vice President and Director of Technology of Soundview Technologies and Carl Elam, the inventor of Soundview Technologies issued U.S. patent, are also directors. Carl Elam is currently a consultant to Soundview Technologies and has contributed to Soundview Technologies' new patent applications in the area of television transmission and receiving. Prior to this, Mr. Elam, a Captain in the United States Air Force, worked as a radar counter measures engineer at Wright-Patterson Air Force base, where he was awarded patents for several inventions in communications technology. These patents were classified and for military use only. The chief executive officer of

Soundview Technologies, H. Lee Browne, also has significant membership interests in Greenwich Information Technologies and Signature-mail.com, two other affiliates of the Company.

    Although Soundview Technologies believes that it owns an enforceable patent, no assurances can be given that other companies will not challenge Soundview Technologies' patent rights or develop products that do not infringe Soundview Technologies' patent. Additionally, whether or not competing products emerge, it is uncertain whether and to what extent Soundview Technologies will be able to profitably exploit its technology. Other companies may develop competing technologies or products that offer better or less expensive alternatives to those offered by Soundview Technologies. Potential competitors could have significantly greater research capabilities and financial and technical resources than Soundview Technologies, and some could have established brand names in the market for television products.

    The exclusivity and validity of these patent rights and other proprietary technology are critical to the successful implementation of Soundview Technologies' business plan.

WHITEWING LABS

    Whitewing Labs was incorporated on July 29, 1993 under the laws of the State of California. Whitewing Labs develops, or seeks to acquire through license, nutritional supplements that can be directly marketed to the over age forty market in the United States. Products are formulated with natural ingredients, and contain no preservatives, synthetics, artificial colors, lactose, starch or sugar. Whitewing Labs currently markets 29 different products that are intended to offer alternatives to conventional treatments for symptoms associated with the aging process.

    Whitewing Labs conducted its initial public offering in February 1996. The Company owns 692,209 shares of the common stock of Whitewing Labs, representing 23.5% of the outstanding shares and has voting control over 789,709 shares of common stock or 27.0% of the outstanding shares as of December 31, 1998. Whitewing Labs stock and warrants trade on the Nasdaq SmallCap Market under the symbols "WWLI" and "WWLI-W," respectively. The closing price per share of Whitewing Labs' common stock was $ 1/2 as of March 30, 1999.

    R. Bruce Stewart, the Company's Chairman and Chief Financial Officer, is Chairman of the Board of Directors of Whitewing Labs and Paul R. Ryan, the Company's President and Chief Executive Officer, is also a member of the Board of Directors of Whitewing Labs.

    Since Whitewing Labs is a publicly traded company, information about Whitewing Labs is publicly available. Any person seeking such information should review its reports filed under the Securities Exchange Act of 1934, which are available on the Securities and Exchange Commission's ("SEC") website at http://www.sec.gov.

ACACIA CAPITAL MANAGEMENT

    The Company, doing business as Acacia Capital Management, is a registered investment advisor and a general partner of two domestic private investment partnerships whose limited partners are required to be "accredited investors" under Regulation D promulgated under the Securities Act of 1933. The Company is also the investment advisor to two offshore private investment corporations. Client funds are invested primarily in large-cap U.S. equities. During the past two years, the activities of Acacia Capital Management has been responsible for 100% of the Company's operating revenues.

    The Company began managing its first private investment partnership, or hedge fund, in 1995. The Company formed an additional private investment partnership in April of 1996 and became the investment advisor to two offshore funds, one in January and the other in June of that year. The Company may manage additional private investment partnerships and offshore investment funds in the future. At December 31, 1998, assets under management in the four funds totalled approximately $22 million.

    Capital management fee revenue is derived from quarterly management fees that are based on a percentage of the amount of money invested in the funds under management and annual performance fees that are based on a percentage of any profits that may be realized by the funds' investment activities. The Company may share management fees or direct a certain amount of brokerage to a broker in return for the broker's referral of prospective clients in relation to its investment advisory business. The Company may also engage consultants to whom it will pay cash and a portion of the advisory fees paid by clients referred to the Company by such consultants. The Company entered into a distribution agreement with an international group during the fiscal year 1996. As part of this agreement, the Company will retain all management fees, but will share performance fees earned in those funds managed by the Company to which the group provides its services.

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

DOMESTIC PRIVATE INVESTMENT PARTNERSHIPS

    Each domestic private investment partnership has two general partners, the Company and Paul R. Ryan. Mr. Ryan is also a director and the President and Chief Executive Officer of the Company. However, business decisions made on behalf of the Company as a general partner are made by the Company's executive management or board of directors. A performance fee based on a percentage of the annual net profits of each partner's investment in the partnership will be allocated on an annual basis to the general partners. The general partners will also be entitled to annual management fees payable by each limited partner based on a percentage of the value of that limited partner's capital account. These management fees are payable quarterly in advance at the beginning of each quarter based on the net asset value of the limited partner's capital account on the first day of the quarter. Subsequent to the distribution of advisory fees that may be payable to consultants or brokers, the Company will receive three-fourths, and Mr. Ryan will receive one-fourth, of both the performance and management fees. The Company pays no management or performance fees on its own direct investments as a general partner, therefore Mr. Ryan receives no management or performance fees on the Company's investments in the partnerships.

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

    The value of the Company's partnership interests in its two private investment funds was approximately $1.8 million in the aggregate at December 31, 1998. The Company's board of directors decides the appropriate allocations of the Company's available cash in the private investment funds and may, in its discretion, make contributions to or withdrawals from the funds.

    The capital invested by the Company in its investment partnerships are subject to all of the risks to be encountered by all investors in a partnership managed by the Company as a result of the investment strategy adopted for the investment partnership, including the risks associated with short sales, hedging, option trading, trading on margin, and other leverage transactions. No assurance can be given that a partnership's investment strategy will not result in material losses for the partnership. On the other hand, if the investment partnership were profitable, the partners thereof, including the Company, would be credited with partnership net income, and would therefore incur income tax liability, even if they receive little or no cash distributions from the partnership. Since the stated intention of the partnerships is to reinvest substantially all income and gain allocable to the partners thereof, it should not be expected that distributions of partnership cash will be made to the partners, including the Company, that could be used to pay any income tax on partnership profits allocated to their respective accounts. The Company's investment in the investment partnerships is also subject to a significant lack of liquidity, since there is no public market for interests in the investment partnerships and no such market can be expected to develop. The Company may withdraw portions of its capital account under the same terms and conditions as a limited partner together with the additional requirements placed on a general partner of providing verification from the funds' auditors and of the Company maintaining in its capital account an amount equal to the lesser of 1% of the total value of the fund or $500,000. A limited partner may, with advance notice to the general partners, withdraw all or part of its capital account as of any June 30 or December 31 following the first anniversary of the partner's admission to the partnership. The general partners may waive these withdrawal restrictions for any partner.

OFFSHORE INVESTMENT FUNDS

    The Company is the investment advisor to two offshore private investment corporations, both of which are Cayman Islands exempted companies. Bank of Bermuda, with offices in Bermuda and New York, is the administrator, registrar, and transfer agent for these funds.

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

EMPLOYEES

    The Company and its consolidated subsidiaries have a total of twenty-eight employees. The Company and its Affiliates also rely on a number of key consultants and advisors. The Company believes that its future success will depend in large part on its ability to retain its key personnel and on its ability to attract, retain, train, and motivate additional highly skilled and dedicated employees. Neither the Company nor any of the Affiliates are a party to any collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are excellent. From time to time, the Company may retain independent third parties to provide services on an "as needed" basis.

RESEARCH AND DEVELOPMENT

    Although the Company itself is not involved in research and development at this time, the Company's consolidated subsidiaries are so involved. In 1998, CombiMatrix, MerkWerks, and Soundview Technologies incurred research and development related expenses of $1,513,000, $228,000, and $139,000, respectively.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of the Company's plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, Year 2000 readiness, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which the Company and its affiliates operate, and other circumstances affecting anticipated revenues and costs. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statement.

ITEM 2.  PROPERTY

    The Company leases a 5,449 square foot office in Pasadena, California. Such lease terminates in November 2003. MerkWerks is located at the Company's facilities. The Company's other consolidated subsidiaries, CombiMatrix and Soundview Technologies, lease facilities in the San Francisco, California and Greenwich, Connecticut areas, respectively. The Company may seek other facilities to accommodate its growing business, including other wholly-owned divisions or subsidiary companies. (See Note 12 of the Consolidated Financial Statements.)

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the quarter ended December 31, 1998 there were no matters submitted to a vote of the Company's security holders.

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

    On March 16, 1998, the Company's board of directors declared a two-for-one split of the Company's Common Stock in the form of a 100% stock dividend (the "Stock Split"). The Company distributed the stock dividend on or about June 12, 1998 for each share held of record at the close of business on May 29, 1998. All share information presented herein is adjusted for the Stock Split.

    The high and low bid prices for the Company's Common Stock as reported by the Nasdaq Stock Market for the periods indicated are as follows as adjusted for the Stock Split. Such prices are interdealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

FISCAL YEAR 1997                                      HIGH       LOW
--------------------------------------------------  --------   --------
  First Quarter...................................  $4 1/4     $2 7/8
  Second Quarter..................................  $3 3/8     $1 1/2
  Third Quarter...................................  $6         $3 3/16
  Fourth Quarter..................................  $6 3/16    $3

FISCAL YEAR 1998
--------------------------------------------------
 First Quarter....................................  $9 1/2     $2 3/4
  Second Quarter..................................  $9 7/8     $6 5/8
  Third Quarter...................................  $8 7/8     $2 7/8
  Fourth Quarter..................................  $6 25/32   $3 5/8

    On March 26, 1999, the closing bid and asked quotations for the Company's Common Stock were $3 15/16 and $3 31/32, respectively, per share.

    On March 30, 1999, there were approximately 208 owners of record of the Company's Common Stock. The majority of the outstanding shares of the Common Stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

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

DESCRIPTION OF SECURITIES

    The Company is authorized to issue up to 30,000,000 shares of Common Stock, without par value, of which 10,310,815 shares of Common Stock have been issued and are outstanding as of March 26, 1999. Holders of the Common Stock are entitled to one vote per share on all matters to be voted on by the shareholders, and to cumulate votes in the election of directors. Holders of Common Stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefor. Upon the liquidation, dissolution, or winding up of the Company, the holders of Common Stock are entitled to share ratably in all assets of the Company which are legally available for distribution, after payment of all debts and other liabilities. Holders of Common Stock have no preemptive, subscription, redemption, or conversion rights.

TRANSFER AGENT AND REGISTRAR

    U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204-2991, is the Transfer Agent and Registrar for the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below as of December 31, 1998 and December 31, 1997 and for the years ended December 31, 1998, 1997, and 1996 has been derived from the Company's audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including the notes thereto). The selected financial data as of December 31, 1996, 1995, and 1994 and for the years ended December 31, 1995 and 1994 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the SEC.

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                       (RESTATED)(3)
                                          -----------------------------------------------------------------------
                                              1998          1997(3)         1996           1995          1994
                                          -------------  -------------  -------------  -------------  -----------
Revenues
  Capital management fee income.........  $     382,000  $     491,000  $      58,000  $       3,000  $         0
  Management fee income.................              0              0      1,400,000              0            0
                                          -------------  -------------  -------------  -------------  -----------
  Total Revenues........................        382,000        491,000      1,458,000          3,000            0

Operating Expenses(1)...................      6,224,000      3,911,000      2,640,000      1,399,000      724,000
                                          -------------  -------------  -------------  -------------  -----------

Operating Loss..........................     (5,842,000)    (3,420,000)    (1,182,000)    (1,396,000)    (724,000)

Other income (expense)..................       (545,000)      (100,000)     1,604,000      3,515,000     (100,000)
                                          -------------  -------------  -------------  -------------  -----------
(Loss) income before income taxes and
  minority interest.....................     (6,387,000)    (3,520,000)       422,000      2,119,000     (824,000)

Benefit (provision) for income taxes....              0        250,000       (606,000)      (288,000)      (4,000)
                                          -------------  -------------  -------------  -------------  -----------
(Loss) income before minority
  interests.............................     (6,387,000)    (3,270,000)      (184,000)     1,831,000     (828,000)

Minority interests......................        198,000        411,000        201,000              0            0
                                          -------------  -------------  -------------  -------------  -----------

Net (loss) income.......................  $  (6,189,000) $  (2,859,000) $      17,000  $   1,831,000  $  (828,000)
                                          -------------  -------------  -------------  -------------  -----------
                                          -------------  -------------  -------------  -------------  -----------

(Loss) earnings per common share
  Basic.................................  $       (0.69) $       (0.58) $        0.00  $        0.54  $     (0.28)
  Diluted...............................  $       (0.69) $       (0.58) $        0.00  $        0.39  $     (0.28)

Weighted average number of common and
  potential common shares for
  computation of (loss) earnings per
  share(2)
  Basic.................................      8,971,272      4,962,286      3,826,014      3,401,584    3,007,146
  Diluted...............................      8,971,272      4,962,286      4,976,434      4,733,212    3,007,146

CONSOLIDATED BALANCE SHEET DATA:

                                                                          (RESTATED)
                                              -------------------------------------------------------------------
                                                  1998         1997(3)       1996(3)         1995         1994
                                              -------------  ------------  ------------  ------------  ----------
Total assets................................  $  19,769,000  $  8,854,000  $  5,175,000  $  3,844,000  $  779,000
Long-term indebtedness......................  $   1,222,000  $          0  $          0  $          0  $        0
Total liabilities...........................  $   1,828,000  $    447,000  $    837,000  $    358,000  $  352,000
Minority interests..........................  $           0  $    227,000  $    380,000  $     11,000  $        0
Stockholders' equity........................  $  17,941,000  $  8,180,000  $  3,959,000  $  3,475,000  $  427,000

------------------------

(1) Includes write-downs in 1998, 1997 and 1996 of $101,000, $272,000, and
    $559,000, respectively, relating to three promissory notes held by the Company which are secured by the stock of Whitewing Labs and the Company. (See Note 4 to the Consolidated Financial Statements).

(2) Potential common shares in 1998, 1997, and 1994 have been excluded from per share calculation because the effect of their inclusion would be anti-dilutive.

(3) In 1997, the Company acquired a controlling interest in Soundview Technologies. The 1996 amounts have been restated for the effects of the Company's increased interest in Soundview Technologies. Prior to this restatement, the Company reported losses of $161,000 in equity in earnings of affiliates and net income of $293,000 (See Note 1 and 2 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's financial condition and results of operations can only be understood with reference to the Company's business and ongoing activities. The Company is a diversified Company that makes direct investments and provides management services to emerging businesses. Although the Company has relied upon the sale of its own as well as its holdings of the Affiliates' equity securities to generate the capital needed to finance the implementation of its plan of operations, the Company's strategy is to retain the majority of its current holdings, and possibly acquire additional interests in the Affiliates or acquire interests in new companies to increase and diversify its holdings. The Company, from time to time, may sell a portion of its equity interests when that interest has appreciated to a value that management believes is prudent and market conditions are favorable. The Company is currently focussed on the development of its various business enterprises to establish operations and promote growth and cash flow in each enterprise, but continually seeks and evaluates investment opportunities that have the potential of earning significant returns in either new business ventures or by increasing its equity positions in its existing holdings.

    Capital management fees include asset-based and performance-based fees earned from the four private investment funds managed by Acacia Capital Management. Management fees include income from consulting and management services provided by the Company to its Affiliates. The Company, however, does not regularly charge its Affiliates for such services at this time.

    In the following discussion and analysis, the period to period comparisons must be viewed in light of the impact that the Company's acquisition and disposition of securities of its various business interests has had on the Company's financial condition and results of operations. In 1996, the Company's financial condition and results of operations were highlighted primarily by the Company's activities relating to investments in CombiMatrix, Soundview Technologies, and Greenwich Information Technologies, as well as the impact of the initial public offering of Whitewing Labs, and to a lesser extent the sale of a portion of the Company's interests in these Affiliates. In addition, in 1996, the Company expended significant resources developing and expanding its investment advisory services. In 1997, the Company's financial condition and results of operations were highlighted by the acquisition of a majority ownership interest in Soundview Technologies, the settlement of a lawsuit and the cost of several filings with the Securities and Exchange Commission relating to the Soundview Technologies acquisition and the registration of shares of the Company's Common Stock. In 1998, the Company's financial condition and results of operations were highlighted primarily by the investment in Signature-mail.com, and the expenses associated with CombiMatrix's increased research and development efforts, and expenses related to an increase in headcount at the Company.

    As a result of the impact of each of these activities that the Company has undertaken and will continue to undertake as well as the start-up nature of most of the Company's Affiliates, the Company's results of operations are volatile and do not fall into repeatable patterns. Consequently, past performance is not necessarily indicative of future performance.

ACQUISITIONS

    On July 6, 1997, the Company acquired over 50% of the outstanding common stock of Soundview Technologies and Soundview Technologies became a consolidated subsidiary of the Company.

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

    In January 1998, the Company completed a series of independent, but related transactions with certain individuals owning equity interests in CombiMatrix, Greenwich Information Technologies, MerkWerks, and Soundview Technologies, which increased the Company's equity interest in these companies as follows:
CombiMatrix--from 51.4% to 52.7%; Greenwich Information Technologies--from 30.02% to 33.33%; MerkWerks--from 69.5% to 89.6%; and Soundview Technologies--from 51.4% to 66.7%.

    On April 2, 1998, the Company acquired a 25% membership interest in Signature-mail.com (formerly Internet Software LLC) for a purchase price of $2,500,000. The Company's investment was made with the proceeds of a private equity financing, made in part to finance the investment, where the Company raised gross proceeds of $3.65 million through the sale of 317,393 units, each unit consisting of one share of the Company's Common Stock and one Common Stock Purchase Warrant. The Company accounts for this investment using the equity method.

RESULTS OF OPERATIONS

1998 COMPARED TO 1997

REVENUES

    The Company reported net revenues of $382,000 for the year ended December 31, 1998 ("1998") compared to revenues of $491,000 for the year ended December 31, 1997 ("1997").

    CAPITAL MANAGEMENT FEES. During 1998, capital management fee income, which includes performance fee income, was $382,000 as compared to capital management fee income of $491,000 generated during 1997. The decrease in capital management fee income derived from the four investment funds managed by the Company during 1998 was primarily a result of lower returns generated by the funds' investment activities which resulted in lower performance fees.

    The Company may share capital management fees or direct a certain amount of brokerage to a broker in return for the broker's referral of prospective clients in relation to its investment advisory business. The Company may also employ consultants to whom it will pay cash or a portion of the advisory fees paid by clients referred to the Company by such consultants. The Company entered into a distribution agreement with an international group during the fiscal year 1996. As part of this agreement, the Company will retain all capital management fees, but will share performance fees earned in those funds managed by the Company to which the group provides its services.

    MANAGEMENT FEE INCOME. Although the Company provides management services to its affiliates and others, the Company did not charge or receive management fees during 1998 or 1997.

OPERATING EXPENSES

    Total operating expenses increased to $6,224,000 during 1998 from $3,911,000 during 1997 primarily due to the amortization of patents and goodwill arising from the purchase of a majority ownership interest in Soundview Technologies and the acquisition of additional equity interests in MerkWerks and Soundview Technologies as well as the inclusion of expenses incurred by Soundview Technologies on a consolidated basis, expenses relating to an increase in the Company's head count and higher wages, and expenses relating to the expansion of CombiMatrix's and MerkWerks' research and development efforts.

    RESEARCH AND DEVELOPMENT EXPENSES. The Company incurred research and development expenses of $1,880,000 for 1998, compared to expenses of $888,000 during 1997. Such expenses for 1998 are comprised of expenses incurred by CombiMatrix of $1,513,000, expenses incurred by MerkWerks of $228,000, and expenses incurred by Soundview Technologies of $139,000. Research and development expenses for the 1997 are comprised of expenses incurred by CombiMatrix of $621,000, expenses incurred by MerkWerks of $118,000, and expenses incurred by Soundview Technologies of $149,000. Research and development expenses during 1998 include consolidation with Soundview Technologies for the full twelve month period, while expenses during 1997 include only the six month period ended December 31, 1997.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. For 1998, marketing, general and administrative expenses increased to $2,776,000 as compared to $2,104,000 for 1997. Expenses incurred during 1998 include a write-down of $101,000 relating to two promissory notes held by the Company, which are secured by Whitewing Labs stock. Expenses incurred in 1997 include a write-down of $272,000 relating to three promissory notes held by the Company, two of which are secured by Whitewing Labs stock and one of which was secured by the Company's Common Stock as well as Whitewing Labs stock. The portion of note secured by the Company's Common Stock was repaid in 1998. The remaining notes, which are currently past due, have been written down to the market value price of the collateral held by the Company.

    Marketing, general and administrative expenses incurred by the Company in 1998, excluding the write-down and expenses related to Soundview Technologies, were $2,426,000 compared to marketing, general and administrative expenses incurred by the Company in 1997, excluding the write-down, which were $1,675,000. During 1998, the Company's expenses increased due to general expansion of the Company, including an increase in the number of personnel as the Company added marketing and general office staff as well as higher wages and payroll expenses. Marketing, general and administrative expenses during 1998 include consolidation with Soundview Technologies for the full twelve-month period, while expenses during 1997 include only the six-month period ended December 31, 1997. Soundview Technologies' marketing, general and administrative expenses were $249,000 in 1998 and $157,000 for the 1997 period. In December 1998, the Company moved into larger facilities and as a result, expects higher general and administrative expenses in the future. Marketing, general and administrative expenses include expenses incurred in the use of consultants in which a portion of the compensation has been paid in equity securities (stock options or warrants). The Company is required to record the fair value of such securities as they vest. Using option valuation techniques, the Company incurred an expense of approximately $227,000 in 1998 and $179,000 in 1997.

    AMORTIZATION OF PATENTS AND GOODWILL. The Company reported amortization expenses relating to patents and goodwill of $1,568,000 in 1998 as compared to $459,000 during 1997. This increase relates to the Company's purchase of a majority interest in Soundview Technologies in July 1997 as well as the purchase of additional equity interests in MerkWerks, CombiMatrix and Soundview Technologies in January 1998. As a result of the acquisitions, the Company is incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired and amortization expenses at or above the 1998 level are expected to continue for the foreseeable future.

    LEGAL SETTLEMENT EXPENSE. The Company incurred a charge of $460,000 relating to a legal settlement during the year ended December 31, 1997. Management of the Company believes that settling this litigation on the agreed upon terms prevented unnecessary litigation costs as well as the unnecessary diversion of Company resources and was in the best interests of the Company.

OTHER INCOME (EXPENSE)

    The Company reported other expense of $545,000 for 1998 compared to other expense of $100,000 for 1997.

    INTEREST INCOME. During 1998, interest income was $302,000 as compared to interest income during 1997, of $52,000. The increase is due to the Company having higher cash balances in 1998 as compared to 1997.

    INTEREST EXPENSE. Interest expense in 1998 was $130,000 as compared to $41,000 in 1997. The expense incurred during 1998 is primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement. For financial statement purposes, the proceeds from the private placement were allocated between the warrants and the notes resulting in a discount on the notes. Such discount is amortized over the terms of the notes and treated as additional interest expense. As a result, reported interest is higher than the cash amount of interest that will actually be paid to the noteholders. Subject to certain terms and conditions, these notes are due and payable in March 2001. Interest on these notes is payable each year on January 15 during the term of each note.

    GAINS ON SALES OF INVESTMENTS. Gains on sales of investments were $50,000 in 1997 as compared to no such gain in 1998. The gain in 1997 is comprised of gains on sales of interests in CombiMatrix. In earlier periods, the Company sold portions of its holdings primarily to raise the capital necessary to acquire interests in new companies as well as provide working capital for ongoing operations. Until the Company generates sufficient revenue from operations of its various business concerns, the Company, from time to time, may sell a portion of its equity interests when that interest has appreciated to a value that management believes is prudent and market conditions are favorable. However, the Company intends to retain significant interests in its current and future holdings.

    EQUITY IN INCOME OF PARTNERSHIPS. The Company reported equity in income of partnerships of $184,000 for 1998, compared to $129,000 for 1997. The increase is primarily due to additional contributions totalling $1,000,000 made in July 1998 by the Company as a general partner in two private investment partnerships managed by the Company.

    EQUITY IN LOSSES OF AFFILIATES. The Company reported equity in losses of affiliates of $901,000 in 1998, compared to equity in losses of affiliates of $290,000 in 1997. Losses during 1998 are comprised of a loss of $85,000 for the Company's investment in Whitewing Labs, a loss of $301,000 for the Company's investment in Greenwich Information Technologies, and a loss of $515,000 for the Company's investment in Signature-mail.com, as determined by the equity method of accounting. Losses for 1997 are comprised of a loss of $174,000 for the Company's investment in Whitewing Labs, and a loss of $116,000 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting. No earnings or losses are attributable to Signature-mail.com during 1997 as the Company made this investment in 1998.

PROVISION FOR INCOME TAXES

    For 1997, the Company recorded a benefit of $250,000 primarily as a result of net operating loss carryback while no tax benefit or expense was recorded for 1998 primarily due to the non-recognition of benefit of net operating loss carryforwards. (See Note 8 to the Consolidated Financial Statements.)

MINORITY INTERESTS

    Minority interests in losses of consolidated subsidiaries decreased to $198,000 in 1998, compared to $411,000 in 1997. The decrease is primarily attributable to higher allocations of subsidiaries losses to the Company in 1998 than in 1997.

1997 COMPARED TO 1996

REVENUES

    The Company reported revenues of $491,000 for 1997 compared to revenues of $1,458,000 for the year ended December 31, 1996 ("1996").

    CAPITAL MANAGEMENT FEES. During 1997, capital management fee income, which includes performance fee income, was $491,000 as compared to capital management fee income of $58,000 generated during 1996.

    In 1997, capital management fee income was related to management of the four investment funds. The increase in capital management fee income derived from the four investment funds during 1997 of $491,000 as compared to 1996 was primarily a result of performance fees realized from one of the investment funds and, to some extent, an increase of assets under management.

    The Company may share capital management fees or direct a certain amount of brokerage to a broker in return for the broker's referral of prospective clients in relation to its investment advisory business. The Company may also employ consultants to whom it will pay cash or a portion of the advisory fees paid by clients referred to the Company by such consultants. The Company entered into a distribution agreement with an international group during 1996. As part of this agreement, the Company will retain all capital management fees, but will share performance fees earned on those funds managed by the Company to which the group provides its services.

    MANAGEMENT FEE INCOME. During 1996, management fee income was $1,400,000 compared to no such income in 1997. Management fee income earned for 1996 was paid to the Company by Soundview Technologies through the issuance of 1,400,000 shares of Soundview Technologies' common stock to the Company for providing management and consulting services, including assisting Soundview Technologies in raising $1,000,000 through the sale of Soundview Technologies' common stock at $1.00 per share. No such fees were paid by Soundview Technologies or any other Affiliate in 1997.

OPERATING EXPENSES

    Total operating expenses increased to $3,911,000 in 1997 from $2,640,000 in 1996 primarily due to the amortization of patent and goodwill arising from the purchase of a majority ownership interest in Soundview Technologies, expenses relating to the expansion of CombiMatrix's research and development efforts, and expenses related to a settlement of a lawsuit.

    RESEARCH AND DEVELOPMENT EXPENSES. The Company incurred research and development expenses of $888,000 for 1997, compared to expenses of $505,000 during 1996. Such expenses incurred in 1997 are comprised of expenses incurred by CombiMatrix of $621,000, expenses incurred by MerkWerks of $118,000, and expenses incurred by Soundview Technologies for the six-month period beginning July 1, 1997 of $149,000. Research and development expenses for 1996 are comprised of expenses incurred by CombiMatrix of $421,000 and expenses incurred by MerkWerks of $84,000. No expenses are attributable to Soundview during the first six-months of 1997 and the year ended December 31, 1996 as the Company reported its investment on the equity method of accounting.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. For 1997, marketing, general and administrative expenses decreased to $2,104,000 as compared to $2,135,000 for 1996. Expenses incurred during 1997 include a write-down of $272,000 relating to three promissory notes held by the Company, two of which are secured by Whitewing Labs stock and one of which is secured by the Company's Common Stock as well as Whitewing Labs stock. Expenses incurred in 1996 include a write-down of $559,000 relating to the two promissory notes held by the Company, which are secured by Whitewing Labs stock. The notes, which are currently past due, have been written down to the market value price of the collateral held by the Company. Expenses incurred during 1997 also include those of Soundview Technologies beginning July 7, 1997. Soundview Technologies expenses totalled $157,000 for this period.

    Marketing, general and administrative expenses incurred by the Company in 1997, excluding the write-down and expenses related to Soundview Technologies, were $1,675,000 compared to marketing, general and administrative expenses incurred by the Company in 1996, excluding the write-down, of

    $1,576,000. This increase is primarily due to legal and accounting costs associated with several filings with the Securities and Exchange Commission as well as the purchase of a majority ownership interest in Soundview Technologies, and, to a lesser extent, expenses incurred in the use of consultants for which a portion of the compensation has been paid in equity securities (stock options or warrants). The Company is required to record the fair value of such securities as they vest. Using option valuation techniques, the Company incurred an expense of approximately $179,000. (See
    Note 2 to the Consolidated Financial Statements.)

    AMORTIZATION OF PATENTS AND GOODWILL. The Company reported amortization expenses relating to patents and goodwill of $459,000 during 1997 as compared to no such expense during 1996. This relates to the Company's July 1997 purchase of a majority interest in Soundview Technologies.

    LEGAL SETTLEMENT EXPENSE. The Company incurred a one-time charge of $460,000 relating to a legal settlement during 1997. Management of the Company believes that settling this litigation on the agreed upon terms prevented unnecessary litigation costs as well as the unnecessary diversion of Company resources and was in the best interests of the Company.

OTHER INCOME (EXPENSE)

    The Company reported other expense of $100,000 for 1997 compared to other income of $1,604,000 for 1996.

    INTEREST INCOME. During 1997, interest income was $52,000 as compared to interest income during 1996, of $113,000. The decrease is due to the Company having lower average cash balances in 1997 as compared to 1996.

    INTEREST EXPENSE. Interest expense for 1997 was $41,000 as compared to no such expense in 1996.

    GAINS ON SALES OF INVESTMENTS. Net gains on sales of investments decreased from $877,000 for 1996 to $50,000 for 1997. Such gain for 1997 is comprised of gains on sales of interests in CombiMatrix. The year-earlier gain of $877,000 represents a gain primarily from sales of shares of CombiMatrix, and to a lesser extent of MerkWerks and Soundview Technologies. During 1997, the Company sold a smaller portion of its assets, focusing instead on the development of its various business interests. During 1996, the Company sold a larger portion of its holdings primarily to raise the capital necessary to acquire interests in new companies as well as to provide working capital for ongoing operations. Until the Company generates sufficient revenue from operations of its various business concerns, the Company, from time to time, may sell a portion of its equity interests when that interest has appreciated to a value that management believes is prudent and market conditions are favorable. However, the Company intends to retain significant interests in its current and future holdings. Furthermore, the timing and extent of any sales of securities are subject to substantial fluctuation from quarter to quarter.

    GAIN ON ISSUANCE OF STOCK BY AFFILIATE. In February 1996, shares of Whitewing Labs were sold in an initial public offering. This initial public offering of shares reduced the Company's ownership interest in Whitewing Labs from 38.3% to 18.4%. As a result of this offering, the Company reported an unrealized gain of $1,066,000, representing an increase in the carrying value of the shares of Whitewing Labs that the Company retained following the initial public offering. There were no such events during 1997. Management does not anticipate recognizing any similar gain in relation to shares of Whitewing Labs. However, the Company may have future gains of this nature with respect to other subsidiaries if they engage in an initial public offering.

    EQUITY IN (LOSSES) EARNINGS OF PARTNERSHIPS. The Company reported equity in income of partnerships of $129,000 for 1997, compared to $183,000 for 1996. The decrease is primarily due to withdrawals totalling $250,000 in May 1997 made by the Company as a general partner in two private investment partnerships managed by the Company.

    EQUITY IN (LOSSES) EARNINGS OF AFFILIATES. The Company reported equity in losses of affiliates of $290,000 for 1997, compared to losses of $635,000 for 1996. Such losses for 1997 are comprised of a loss of $174,000 for the Company's investment in Whitewing Labs, and a loss of $116,000 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting. Losses for 1996 are comprised of a loss of $313,000 for the Company's investment in Whitewing Labs, a loss of $276,000 for the Company's investment in Soundview Technologies, and a loss of $46,000 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting.

PROVISION FOR INCOME TAXES

    For 1997, the Company recorded a benefit of $250,000, as compared to an income tax expense of $606,000 for the same period in fiscal 1996. In 1997, the Company generated a loss as compared to a pre-tax income in 1996.

MINORITY INTERESTS

    Minority interests in losses of consolidated subsidiaries increased to $411,000 in 1997, compared to $201,000 in 1996. The increase is primarily attributable to increased losses generated by the consolidated subsidiaries in 1997 and the consolidation of Soundview Technologies for the period from July 7, 1997 to December 31, 1997. The Company's investment in Soundview Technologies in 1996 was accounted for under the equity method.

INFLATION

    Inflation has not had a significant impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, the Company had cash and cash equivalents of $7,508,000 and working capital of $7,614,000 on a consolidated basis. In May 1998, the Company entered into a lease commitment for new office space to increase and replace its existing office space. This lease commitment provides for minimum monthly lease payments of $12,000 for a period of 60 months which began December 1998 as compared to the Company's prior monthly lease payment of approximately $3,000. The Company moved into the new office space in December 1998. To meet the Company's increased needs, the Company incurred expenses to upgrade its computer and telephone systems in conjunction with the move as well as expenses incurred specific to the move. Additional expenses relating to furniture, fixtures, and equipment will be incurred in 1999. The Company has no other material commitments for capital expenditures at the present time.

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

    The Company has been reviewing its systems and programs to identify those subject to the Year 2000 Issue, and is in the process of upgrading and/or modifying its affected internal systems to achieve compliance. In addition, the Company is working with its major external suppliers to assess their compliance and remediation efforts and the Company's exposure to them. The Company is in various stages of reviewing, testing and making software repairs and upgrades to those systems and programs that it believes will be affected by the Year 2000 Issue. Because the Year 2000 project is an ongoing company-wide endeavor, the state of the Company's and its majority-owned subsidiaries', MerkWerks, CombiMatrix, and Soundview Technologies ("Subsidiaries"), progress changes daily. With the exception of the financial figures, which are provided as of December 31, 1998, the information contained in this disclosure is made as of March 26, 1999 which is the latest practical date for providing such information. The Company is monitoring and assisting minority-owned affiliates, Signature-mail.com and Greenwich Information Technologies, in addressing the Year 2000 Issue as it applies to their businesses. The Company's other minority-owned affiliate, Whitewing Labs, is a publicly traded company. Information pertaining to the Year 2000 Issue as it applies to Whitewing Labs is available in its reports filed with the Securities and Exchange Commission.

    Although the Company relies on computer technology to conduct business and has the potential to be affected by the Year 2000 Issue, the Company believes that most of the Company's internal systems will not be affected. However, due to the interdependent nature of computer systems, particularly with regard to the Company's investment advisory services, the Company and its Subsidiaries may be adversely impacted by the Year 2000 Issue depending on whether it, its Subsidiaries, or other entities not affiliated with the Company address this issue successfully.

    The Company's Year 2000 compliance plan is comprised of four phases:
Assessment, Remediation, Testing and Implementation.

    The Assessment phase includes preparing an inventory of systems that the Company anticipates will be affected by the Year 2000 Issue as well as creating a strategy to evaluate and address potential problems. The Company currently plans to complete a final Assessment of its and its Subsidiaries' important internal systems by April 30, 1999.

    In the Remediation phase, software corrections, upgrades, software patches, and bug fixes will be made to remedy identified Year 2000 deficiencies in software, hardware, operating systems, network devices and phone systems. The Remediation phase also includes sending questionnaires requesting Year 2000 compliance assurances to vendors of such systems. The majority of the Company's internal systems are currently in the Remediation phase. However, the Company's Subsidiaries have not yet begun the Remediation phase. The Company currently plans to complete Remediation of its important components by May 30, 1999 and expects that the Subsidiaries' Remediation of their important components will be completed by June 30, 1999. Certain systems that are insignificant to the Company's and its Subsidiaries' operations may not be made Year 2000 compliant by December 31, 1999, but the Company does not anticipate that this would have a materially adverse impact on the Company's or Subsidiaries' business, results of operations or financial condition.

    Testing will be conducted on both existing and new systems which may be affected by the Year 2000 Issue as well as systems that have been fixed, upgraded or otherwise altered in the Remediation phase during 1999.

    The Company's investment advisory services is dependent upon a complex worldwide network of information technology systems that contain date fields, including data feeds to the Company's internal systems as well as stock market links. The Company's ability to minimize the effects of the Year 2000 Issue is highly dependent upon the efforts of third parties. The failure of organizations such as securities exchanges, securities clearing organizations, banks, vendors, clients or governmental regulatory agencies to resolve their own processing issues with respect to the Year 2000 Issue in a timely manner could have a materially adverse effect on the Company's business, results of operations, or financial condition, threatening the Company's ability to manage client assets, communicate information to clients, manage fund portfolios on a day-to-day basis, and comply with federal securities laws as well as compromise record-keeping and other compliance systems. The Securities Industry Association recently conducted Beta tests that were run in "future time" and employed test scripts to check functionality. These tests resulted in problems completing a minimal amount of mock trades due to Year 2000 changes. An industry-wide simulation is scheduled to begin in March 1999, which should provide the Company with more information to assess potential risks in this area.

    Other than third-party long distance telephone and data lines and public utility suppliers of electrical power, the Company's business operations are not heavily dependent on non-information technology ("non-IT") components, systems or third-party vendors. The Company is conducting an assessment of Company managed or leased non-IT components including building, mechanical, air conditioning, electrical, security and conveyance systems for Year 2000 compliance. Most of these non-IT systems cannot easily be tested for Year 2000 compliance; however, the Company does not believe that the failure of any of its non-IT systems, other than electrical or long distance data and voice lines, would have a materially adverse effect upon its business, results of operation, or financial condition.

    The Company is beginning to develop a contingency plan, which it expects to complete by July 1999. However, alternatives to use of normal systems, especially those systems relevant to the Company's investment advisory services, or supplies of electricity or long distance voice and data lines are limited. A broader failure of third-party systems, in particular, externally managed data lines, communication systems, telephone or electrical systems would materially and adversely affect the Company's ability to carry on business operations in any regular fashion. Although the Company is investigating alternative solutions, it is not clear that an adequate contingency plan can be developed for such failures.

    Based upon current information, the Company estimates that the total cost of implementing its Year 2000 plan, including costs associated to the redeployment of existing personnel who have and will spend significant administrative time and effort in addressing the Year 2000 Issue, will not be material. The Company has incurred, to date, less than $5,000 in direct Year 2000 costs. However, Year 2000 cost estimates may change as the Year 2000 approaches, during which time the Company's and its Subsidiaries' Year 2000 readiness efforts are expected to become more defined. Costs incurred relating to making the Company's and its Subsidiaries' systems Year 2000 compliant are being expensed in the period in which they are incurred. Future costs are not expected to exceed $10,000.

    The Company's expectations about future costs and the timely completion of its Year 2000 modifications are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount of future costs and the effective timing of remediation efforts include the success of the Company in identifying computer programs and non-information technology systems that are subject to the Year 2000 Issue, the nature and amount of programming and testing required to upgrade or replace each of the affected programs and systems, the nature and amount of testing, the rate and magnitude of related labor and consulting costs, and the success of the Company's external counterparties and suppliers in addressing the Year 2000 Issue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is not a party to derivative financial instruments at or during the year ended December 31, 1998. The Company's financial instruments, other than instruments carried on the equity basis, are its fixed rate notes payable of $1,222,000 which are discussed in Note 1 to the December 31, 1998 Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

    The financial statements and related financial information required to be filed hereunder are indexed under Item 14 of this report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference from the information under the captions entitled "Election of Directors--Nominees," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement to be filed with the Commission not later than April 30, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Officer Compensation" in the Company's definitive proxy statement to be filed with the Commission not later than April 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from the information under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement to be filed with the Commission not later than April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from the information under the caption entitled "Transactions with Management and Others" in the Company's definitive proxy statement to be filed with the Commission not later than April 30, 1999.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) (1)  Financial Statements

                                                                                  PAGE
                                                                                  ----
Report of Independent Accountants...............................................  F-1
Independent Auditor's Report....................................................  F-2
Consolidated Balance Sheets as of December 31, 1998 and 1997....................  F-3
Consolidated Statements of Operations for the Years Ended December 31, 1998,
  1997, and 1996................................................................  F-4
Consolidated Statements of Stockholders' Equity for the Years Ended December 31,
  1998, 1997, and 1996..........................................................  F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998,
  1997, and 1996................................................................  F-6
Notes to Consolidated Financial Statements......................................  F-7

        (2) FINANCIAL STATEMENT SCHEDULES. Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

        (3) EXHIBITS. The following exhibits are either filed herewith or incorporated herein by reference:

     2.1   Amended and Restated Operating Agreement of Signature-mail.com (formerly Internet Software LLC)
           dated April 2, 1998 by and between H. Lee Browne, Michael Lloyd, Nicholas E.K. Heckett, and
           Acacia Research Corporation (certain portions omitted and filed separately with the Securities and Exchange Commission pursuant to an application of confidential treatment)(9)
     2.1   Form of Purchase Agreement(8)
     3.1   Articles of Incorporation, as amended(6)
     3.2   Amended and Restated Bylaws(2)
     4.1   Form of Common Stock Warrant Agreement(7)
     4.2   Form of CombiMatrix Note (to be provided upon request to the Securities and Exchange Commission)
    10.1   Lease of Company's Executive Offices at 55 South Lake Avenue, Pasadena, California 91101(6)

    10.2   Company's 1993 Stock Option Plan(1)
    10.3   Form of Stock Option Agreement(1)
    10.4   Company's 1996 Stock Option Plan(3)
    10.5   Letter Agreement between Company and Greenwich Information Technologies regarding attached
           Promissory Note and Pledge Agreement(4)
    10.6   Legal Settlement between the Company and Ann P. Hodges and Christopher D. Hodges(2)
    10.7   Agreement between the Company and Cruttenden Roth Incorporated(2)
    10.8   Agreement between Acacia Research and Paul Ryan(10)
    10.9   1996 Executive Stock Bonus Plan(5)
    10.10  Greenwich Information Technologies Exclusive Marketing and Licensing Agreement(10)
    21     List of Subsidiaries
    23.1   Consent of PricewaterhouseCoopers LLP
    23.2   Consent of Finocchiaro & Co.
    27     Financial Data Schedule
    27.1   Financial Data Schedule
    27.2   Financial Data Schedule

------------------------

 (1) Incorporated by reference from the Company's Registration Statement on Form SB-2 (33-87368-L.A.), which became effective under the Securities Act of 1933, as amended, on June 15, 1995.

 (2) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 1997.

 (3) Incorporated by reference from the Company's Registration Statement on Form S-8 filed on February 21, 1997.

 (4) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 (5) Incorporated by reference from the Company's definitive proxy statement for the 1996 annual shareholder meeting.

 (6) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 1998.

 (7) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on May 15, 1998.

 (8) Incorporated by reference from the Company's Report on Form 8-K filed on February 11, 1998.

 (9) Incorporated by reference from the Company's Report on Form 8-K filed on April 17, 1998.

(10) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(b) Reports on Form 8-K.

        None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 30, 1999

                                ACACIA RESEARCH CORPORATION

                                                  /s/ PAUL R. RYAN
                                     ------------------------------------------
                                                    Paul R. Ryan
                                       CHIEF EXECUTIVE OFFICER AND PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Chairman of the Board of
     /s/ R. BRUCE STEWART         Directors, Chief
------------------------------    Financial Officer           March 30, 1999
       R. Bruce Stewart           (Principal Financial and
                                  Accounting Officer)

                                Chief Executive Officer
       /s/ PAUL R. RYAN           and President (Principal
------------------------------    Executive Officer) and      March 30, 1999
         Paul R. Ryan             Director

      /s/ THOMAS B AKIN
------------------------------  Director                      March 30, 1999
        Thomas B. Akin

     /s/ FRED A. DE BOOM
------------------------------  Director                      March 30, 1999
       Fred A. de Boom

    /s/ EDWARD W. FRYKMAN
------------------------------  Director                      March 30, 1999
      Edward W. Frykman

                       REPORT OF INDEPENDENT ACCOUNTANTS

PRICEWATERHOUSECOOPERS LLP

To the Board of Directors and
Stockholders of Acacia Research Corporation

    In our opinion, the consolidated balance sheets at December 31, 1998 and 1997 and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the two years in the period ended December 31, 1998, as listed in the index appearing under Item 14(a)(1) and (2) on page 26, present fairly, in all material respects, the financial position of Acacia Research Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

/s/ PRICEWATERHOUSECOOPERS LLP

Los Angeles, California

March 26, 1999

                          INDEPENDENT AUDITORS' REPORT

                               FINOCCHIARO & CO.

                          Certified Public Accountant

                     150 East Colorado Boulevard, Suite 201

                           Pasadena, California 91105

              Telephone (626) 449-6300 * Telecopier (626) 449-6299

To the Board of Directors and
Stockholders of Acacia Research Corporation

    We have audited the consolidated statements of operations, of stockholders' equity and of cash flows for the year ended December 31, 1996, as listed in the accompanying index, prior to the reinstatement described in Note 2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion the consolidated financial statements audited by us, prior to the restatement described in Note 2, present fairly, in all material respects, the financial position of Acacia Research Corporation and its subsidiaries at December 31, 1996 and results of their operations and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles. We have not audited the consolidated financial statements of Acacia Research Corporation and its subsidiaries for any period subsequent to December 31, 1996 nor have we examined any adjustments applied to the 1996 financial statements.

/s/ Finocchiaro & Co

Pasadena, California

July 31, 1997, except as to the penultimate paragraph in Note 2,

which is as of March 25, 1998

                          ACACIA RESEARCH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                                                             DECEMBER 31, 1998  DECEMBER 31, 1997
                                                                             -----------------  -----------------
                                                     ASSETS
Current assets
  Cash and cash equivalents................................................    $   7,508,000      $   1,367,000
  Management fees and other receivables....................................          239,000            235,000
  Receivables from affiliates..............................................           27,000                  0
  Prepaid expenses.........................................................           96,000             84,000
  Income tax receivable....................................................          110,000            110,000
                                                                             -----------------  -----------------
    Total current assets...................................................        7,980,000          1,796,000
Equipment, furniture, and fixtures, net....................................          530,000            242,000
Notes receivable, net......................................................           38,000            376,000
Investment in affiliates, at equity........................................        3,481,000          1,205,000
Partnership interests, at equity...........................................        1,832,000            586,000
Patents, net of accumulated amortization...................................        4,610,000          3,877,000
Goodwill, net of accumulated amortization..................................        1,158,000            758,000
Other assets, net of accumulated amortization..............................          140,000             14,000
                                                                             -----------------  -----------------
                                                                               $  19,769,000      $   8,854,000
                                                                             -----------------  -----------------
                                                                             -----------------  -----------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses....................................    $     366,000      $     170,000
  Accrued compensation.....................................................                0             51,000
  Legal settlement payable.................................................                0            226,000
                                                                             -----------------  -----------------
    Total current liabilities..............................................          366,000            447,000
Other liabilities..........................................................          240,000                  0
Notes payable, net of discount.............................................        1,222,000                  0
                                                                             -----------------  -----------------
    Total liabilities......................................................        1,828,000            447,000
                                                                             -----------------  -----------------
Minority interests.........................................................                0            227,000
                                                                             -----------------  -----------------
Stockholders' equity
  Common stock, no par value; 30,000,000 shares authorized; 10,190,815
    shares in 1998 and 6,286,148 shares in 1997 issued and outstanding.....       26,737,000         10,713,000
  Warrants to purchase common stock........................................          100,000            371,000
  Accumulated deficit......................................................       (8,896,000)        (2,707,000)
  Note receivable secured by common stock..................................                0           (197,000)
                                                                             -----------------  -----------------
    Total stockholders' equity.............................................       17,941,000          8,180,000
                                                                             -----------------  -----------------
                                                                               $  19,769,000      $   8,854,000
                                                                             -----------------  -----------------
                                                                             -----------------  -----------------
Commitments and contingencies (Note 12)

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          ACACIA RESEARCH CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                       (RESTATED)
                                                                            1998           1997           1996
                                                                        -------------  -------------  ------------
Revenues:
  Capital management fee income.......................................  $     382,000  $     491,000  $     58,000
  Management fee income...............................................             --             --     1,400,000
                                                                        -------------  -------------  ------------
  Total Revenues......................................................        382,000        491,000     1,458,000
                                                                        -------------  -------------  ------------
Operating Expenses:
  Research and development expenses...................................      1,880,000        888,000       505,000
  Marketing, general, and administrative expenses.....................      2,776,000      2,104,000     2,135,000
  Amortization of patents and goodwill................................      1,568,000        459,000            --
  Legal settlement expense............................................             --        460,000            --
                                                                        -------------  -------------  ------------
  Total Operating Expenses............................................      6,224,000      3,911,000     2,640,000
                                                                        -------------  -------------  ------------

  Operating Loss......................................................     (5,842,000)    (3,420,000)   (1,182,000)
                                                                        -------------  -------------  ------------
Other income (expense):
  Interest income.....................................................        302,000         52,000       113,000
  Interest expense....................................................       (130,000)       (41,000)           --
  Gain on sale of investments.........................................             --         50,000       877,000
  Gain on issuance of stock by affiliate..............................             --             --     1,066,000
  Equity in income of partnerships....................................        184,000        129,000       183,000
  Equity in losses of affiliates......................................       (901,000)      (290,000)     (635,000)
                                                                        -------------  -------------  ------------
  Total other income (expense)........................................       (545,000)      (100,000)    1,604,000

(Loss) income before income taxes and minority interests..............     (6,387,000)    (3,520,000)      422,000

Benefit (provision) for income taxes..................................             --        250,000      (606,000)
                                                                        -------------  -------------  ------------
Loss before minority interests........................................     (6,387,000)    (3,270,000)     (184,000)

Minority interests....................................................        198,000        411,000       201,000
                                                                        -------------  -------------  ------------

Net (loss) income.....................................................  $  (6,189,000) $  (2,859,000) $     17,000
                                                                        -------------  -------------  ------------
                                                                        -------------  -------------  ------------
Loss per common share
  Basic...............................................................         $(0.69)        $(0.58)        $0.00
  Diluted.............................................................         $(0.69)        $(0.58)        $0.00

Weighted average number of common and potential common shares outstanding used in computation of loss per share
  Basic...............................................................      8,971,272      4,962,286     3,826,014
  Diluted.............................................................      8,971,272      4,962,286     4,976,434

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          ACACIA RESEARCH CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                              (ACCUMULATED
                                               WARRANTS TO      DEFICIT)         STOCK       NOTE RECEIVABLE
                        COMMON      COMMON       PURCHASE       RETAINED     SUBSCRIPTIONS     SECURED BY
                        STOCK        STOCK     COMMON STOCK     EARNINGS      RECEIVABLE      COMMON STOCK       TOTAL
                      ----------  -----------  ------------   ------------   -------------   ---------------   ----------
1996
Balance at December
  31, 1995, as
  adjusted for
  two-for-one common
  stock split.......   3,725,344  $ 3,537,000   $  10,000     $   135,000      $(208,000)       $      --       3,474,000
Net income, as
  restated..........                                               17,000                                          17,000
Stock options
  exercised.........     216,000      216,000                                                                     216,000
Cash received for
  stock
  subscriptions.....                                                             119,000                          119,000
Issuance of note
  secured by common
  stock.............                                                                             (188,000)       (188,000)
Tax benefit from
  nonqualified stock
  options...........                  319,000                                                                     319,000
                      ----------  -----------  ------------   ------------   -------------   ---------------   ----------
Balance at December
  31, 1996..........   3,941,344    4,072,000      10,000         152,000        (89,000)        (188,000)      3,957,000

1997
Net loss............                                           (2,859,000)                                     (2,859,000)
Units issued in
  private
  placement.........   1,832,404    5,694,000      26,000                                                       5,720,000
Stock issuance
  costs.............                 (301,000)    188,000                                                        (113,000)
Stock options
  exercised.........     512,400      806,000                                                                     806,000
Increase in capital
  due to issuance of
  common stock by
  affiliate.........                  359,000                                                                     359,000
Compensation expense
  relating to stock
 options/warrants...                   33,000     147,000                                                         180,000
Cash received for
  stock
  subscriptions.....                                                              89,000                           89,000
Adjustment in
  carrying value of
  note secured by
  common stock......                                                                               (9,000)         (9,000)
Tax benefit from
  nonqualified stock
  options...........                   50,000                                                                      50,000
                      ----------  -----------  ------------   ------------   -------------   ---------------   ----------
Balance at December
  31, 1997..........   6,286,148   10,713,000     371,000      (2,707,000)             0         (197,000)      8,180,000

1998
Net loss............                                           (6,189,000)                                     (6,189,000)
Units issued in
  private
  placements........   1,434,786    9,214,000      38,000                                                       9,252,000
Share issued to
  purchase equity
  investments.......     806,826    3,035,000                                                                   3,035,000
Stock issuance
  costs.............                 (738,000)                                                                   (738,000)
Stock options
  exercised.........     874,400    1,201,000                                                                   1,201,000
Warrants
  exercised.........     788,655    3,137,000    (406,000)                                                      2,731,000
Increase in capital
  due to subsidiary
  stock options.....                   45,000                                                                      45,000
Compensation expense
  relating to stock
 options/warrants...                  130,000      97,000                                                         227,000
Note secured by
  common stock......                                                                              197,000         197,000
                      ----------  -----------  ------------   ------------   -------------   ---------------   ----------
Balance at December
  31, 1998..........  10,190,815  $26,737,000   $ 100,000     $(8,896,000)     $       0        $       0      17,941,000
                      ----------  -----------  ------------   ------------   -------------   ---------------   ----------
                      ----------  -----------  ------------   ------------   -------------   ---------------   ----------

                          ACACIA RESEARCH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                       (RESTATED)
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Cash flows from operating activities:
Net (loss) income..........................................................  $(6,189,000) $(2,859,000) $    17,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
  Legal settlement expense.................................................           --      435,000           --
  Depreciation and amortization............................................    1,709,000      529,000       31,000
  Amortization of discount on notes payable................................       60,000           --
  Deferred income tax benefit..............................................           --     (193,000)     245,000
  Gain on sales of investments.............................................           --           --     (877,000)
  Equity in losses of affiliates and partnerships..........................      717,000      161,000      452,000
  Minority interest in net loss............................................     (198,000)    (411,000)    (201,000)
  Gain on issuance of stock by affiliate...................................           --           --   (1,066,000)
  Compensation expense relating to stock options/warrants..................      227,000      360,000           --
  Provision for write-down of notes and interest receivable................      101,000      272,000      559,000
Changes in assets and liabilities, net of effects of acquisitions:
  Management fees and other receivables, prepaid expenses, patents and
    other assets...........................................................     (132,000)    (113,000)    (316,000)
  Accounts payable, accrued expenses, accrued compensation, and other
    liabilities............................................................      146,000      110,000     (156,000)
                                                                             -----------  -----------  -----------
  Net cash used in operating activities....................................   (3,559,000)  (1,709,000)  (1,312,000)
                                                                             -----------  -----------  -----------
Cash flows from investing activities:
  Purchase of equity investments, net of cash acquired.....................   (2,552,000)    (132,000)  (3,000,000)
  Payments received on advances to affiliates..............................           --       53,000      414,000
  Advances to affiliates...................................................      (27,000)          --     (370,000)
  Withdrawals from partnerships............................................           --      568,000     (400,000)
  Proceeds from sales of investments.......................................           --           --    2,049,000
  Payment for acquisition of patent........................................           --           --      (53,000)
  Payments received on notes receivable....................................           --       68,000      466,000
  Proceeds from note receivable secured by common stock....................      194,000           --           --
  Purchase of partnership interest.........................................   (1,062,000)          --           --
  Capitalized expenditures.................................................     (374,000)     (92,000)    (155,000)
                                                                             -----------  -----------  -----------
  Net cash (used in) provided by investing activities......................   (3,821,000)     465,000   (1,049,000)
                                                                             -----------  -----------  -----------
Cash flows from financing activities:
  Payments on notes payable................................................           --   (1,453,000)    (248,000)
  Proceeds from notes payable..............................................    1,400,000           --      800,000
  Payments of debt issuance costs..........................................     (144,000)          --           --
  Proceeds from exercise of stock options and warrants.....................    3,706,000      806,000           --
  Tax benefit from nonqualified stock options..............................           --       50,000      319,000
  Collection of subscription receivable....................................           --       89,000           --
  Captial contributions from minority shareholders of subsidiaries.........       45,000      434,000      694,000
  Proceeds from sale of common stock, net of issuance costs................    8,514,000    2,392,000      300,000
                                                                             -----------  -----------  -----------
  Net cash provided by financing activities................................   13,521,000    2,318,000    1,865,000
                                                                             -----------  -----------  -----------
Increase in cash and cash equivalents......................................    6,141,000    1,074,000     (496,000)
Cash and cash equivalents, beginning.......................................    1,367,000      293,000      789,000
                                                                             -----------  -----------  -----------
Cash and cash equivalents, ending..........................................  $ 7,508,000  $ 1,367,000  $   293,000
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------
Supplemental schedule of non-cash investing and financing activities:
  Issuance of common stock for additional equity in consolidated
    subsidiaries and affiliates............................................  $ 3,035,000  $ 2,825,000  $         0
  Increase in equity investment due to receipt of affiliate stock as
    payment on note receivable.............................................  $   240,000  $         0  $         0
  Issuance of common stock to satisfy legal settlement payable.............  $   226,000  $         0  $         0
  Discount on notes payable from issuance of subsidiary's warrants.........  $   238,000  $         0  $         0

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          ACACIA RESEARCH CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

    Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the laws of the State of California. The Company is a diversified company that makes direct investments in and provides management services to emerging businesses with intellectual property rights, most of which are involved in developing new or unproven technologies. There is no assurance that any or all such technologies will be successful, and even if successful, that the development of such technologies can be commercialized.

    At December 31, 1998, the Company had significant economic interests in seven enterprises and takes an active role in each enterprise's growth and advancement. These companies are: CombiMatrix Corporation ("CombiMatrix"), Greenwich Information Technologies LLC ("Greenwich Information Technologies"), MerkWerks Corporation ("MerkWerks"), Signature-mail.com llc ("Signature-mail.com"), Soundview Technologies Incorporated ("Soundview Technologies"), Whitewing Labs, Inc. ("Whitewing Labs") and Acacia Capital Management. The Company doing business as Acacia Capital Management is a general partner in two private investment partnerships and is an investment advisor to two offshore private investment corporations.

    On July 6, 1997, the Company purchased from two individuals a total of 2,625,000 shares of common stock of Soundview Technologies (the "Soundview Shares") for a total purchase price of $4,225,000, consisting of 800,000 shares of common stock of the Company, $500,000 in cash, and the issuance of non-recourse promissory notes to each of the two individuals in the aggregate principal amount of $900,000. These notes were repaid prior to December 31, 1997. The Soundview Shares represent 35% of the outstanding capital stock of Soundview Technologies. As a result of the transaction, the Company owned over 50% of the outstanding common stock of Soundview Technologies. The acquisition was accounted for under the purchase method. The excess of the purchase price over the book value of the net assets acquired was assigned to patents and goodwill of approximately $4,061,000 and $836,000, respectively. The results of operations of Soundview Technologies have been consolidated with those of the Company since the date of the acquisition.

    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Soundview Technologies as if the acquisition occurred as of the beginning of each year presented, with adjustments to give effect to amortization of patents and goodwill and intercompany transactions:

                                                         DECEMBER 31, 1997  DECEMBER 31, 1996
                                                         -----------------  -----------------
Revenues...............................................    $     491,000      $      58,000
Net Loss...............................................    $  (3,488,000)     $  (1,348,000)
Loss Per Share, Basic and Diluted......................    $       (0.71)     $       (0.35)

    In January 1998, the Company purchased a total of 401,359 shares of common stock of MerkWerks for a total purchase price of $646,000 consisting of 171,950 shares of common stock of the Company. As a result of the transaction, the Company increased its equity ownership in MerkWerks from 69.5% to 89.6%. The acquisition was accounted for under the purchase method. The excess of the purchase price over fair value of the net assets acquired was assigned to goodwill of approximately $646,000, which is being amortized over its estimated useful life of 3 years.

    In January 1998, the Company purchased a total of 100,000 shares of common stock of CombiMatrix for a total purchase price of $161,000 consisting of 44,170 shares of common stock of the Company. As a

                          ACACIA RESEARCH CORPORATION

1.  DESCRIPTION OF BUSINESS (CONTINUED)
result of the transaction, the Company increased its equity ownership in CombiMatrix from 51.4% to 52.7%. The acquisition was accounted for under the purchase method. The excess of the purchase price over the fair value of the net assets acquired was assigned to goodwill of approximately $157,000, which is being amortized over its estimated useful life of 5 years.

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

    In January 1998, the Company purchased an additional 3.31% interest in Greenwich Information Technologies for a total purchase price of $386,000 consisting of 102,034 shares of common stock of the Company. As a result of the transaction, the Company increased its ownership of Greenwich Information Technologies from 30.02% to 33.33%. The Company accounts for its investment using the equity method. The excess of the purchase price over the book value of the net assets acquired of approximately $368,000 is being amortized over a five-year period.

    In March 1998, CombiMatrix completed a private debt financing raising gross proceeds of $1.45 million through the issuance of 290 units, each unit consisting of one $5,000 principal unsecured promissory note ("Subordinated Note") and common stock purchase warrants to purchase 500 shares of common stock. Each Subordinated Note bears interest at the rate of 6% per annum on the outstanding principal balance. Accrued interest is due and payable annually on January 15th of each year until the Subordinated Notes are paid in full. Principal shall be due and payable in full on the third anniversary of each Subordinated Note. Each common stock purchase warrant entitles the holder to purchase one share of CombiMatrix common stock at an exercise price of $2.00, subject to adjustment, during a period of three years, expiring in March 2001. In accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," $850 of each unit issued has been attributed to the warrants included in each unit resulting in debt discount. The Company invested $50,000 in this private placement. If, prior to the maturity date of the Subordinated Notes, CombiMatrix has an offering of its common stock or senior securities convertible into its common stock that has gross proceeds exceeding $500,000 that does not involve certain exempt transactions, the holders of the Subordinated Notes shall be offered the opportunity to acquire shares of CombiMatrix common stock in exchange for the then outstanding principal amount of the Subordinated Notes. Holders will be entitled to only one opportunity to exchange Subordinated Notes into CombiMatrix common stock.

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

    On April 2, 1998 the Company acquired a 25% membership interest in Signature-mail.com. The purchase price for the 25% interest in Signature-mail.com consisted of $2.5 million in cash. The Company

                          ACACIA RESEARCH CORPORATION

1.  DESCRIPTION OF BUSINESS (CONTINUED)
accounts for its investment using the equity method. The excess of the investment over the Company's share in the underlying net assets of Signature-mail.com is being amortized over a seven-year period.

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

    On June 30, 1998 the Company increased its ownership in Whitewing Labs from 18% to 23.5% as a result of accepting 159,750 shares of Whitewing Labs stock as payment on a note receivable with a carrying value of $240,000 (See Note 4).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which the Company maintains an ownership interest of 20% to 50% or exercises significant influence over operating and financial policies are accounted for under the equity method. The cost method is used where the Company maintains ownership interest of less than 20% and does not exercise significant influence over the investee. Investments in limited partnership investment funds are accounted for under the equity method and the net assets of the limited partnerships investment funds are stated at fair market value.

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid, short-term investments with original maturities of three months or less when purchased, to be cash equivalents.

    CAPITAL MANAGEMENT FEE INCOME AND MANAGEMENT FEES--Capital management fees include asset-based and performance-based fees earned from two domestic private investment partnerships in which the Company is general partner and two offshore investment corporations for which the Company serves as an investment advisor. These capital management fees are recognized when earned in accordance with the respective partnership and management agreements. Capital management fee income earned in 1998, 1997, and 1996 were $382,000, $491,000 and $58,000, respectively. Management fees include income from consulting and management services provided by the Company to its Affiliates and other parties. These fees are recognized when the related services are provided. Included in management fees in 1996 was $1,400,000 earned from services provided to Soundview Technologies.

    PATENTS AND GOODWILL--Patents, once issued, and goodwill are amortized on the straight-line method over their estimated remaining useful lives. Amortization charged to operations relating to goodwill amounted to $403,000 and $78,000 for 1998 and 1997, respectively. Amortization charged to operations relating to patents amounted to $1,165,000 and $381,000 for 1998 and 1997, respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying value of cash and cash equivalents, management fees and other receivables, accounts payable and accrued expenses approximates fair value due to their short term maturity. The fair value of receivables from affiliates is not determinable due to their related

                          ACACIA RESEARCH CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) party nature. The fair market value of notes payable is not known because there is no readily determinable market value for such debt.

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

    RESEARCH AND DEVELOPMENT EXPENSES--Research and development costs are charged to expense as incurred.

    INCOME TAXES--Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

    EQUIPMENT, FURNITURE AND FIXTURES--Equipment, furniture, and fixtures are recorded at cost. Major additions and improvements are capitalized. When equipment, furniture and fixtures are sold or otherwise disposed of, the asset account and related depreciation account are relieved, and any gain or loss is included in income for the period of sale or disposal. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, ranging from three to ten years.

    ORGANIZATION COSTS--Organization costs are accounted for in accordance with Statements of Positions No. 98-5, "Reporting on the Costs of Start-Up Activities" (SoP 98-5), which the Company adopted in 1998. Per SoP 98-5, costs of start-up activities, including organization costs, are expensed as incurred.

    SEGMENT REPORTING--In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 superseded SFAS 14, "Financial Reporting for Segments of a Business Enterprise" replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect the Company's consolidated results of operations or financial position (See Note 13).

    (LOSS) EARNINGS PER SHARE--(Loss) earnings per share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"), which became effective for the Company in 1997. SFAS 128 established new standards for computing and presenting earnings per share ("EPS") and superseded APB Opinion No. 15, "Earnings Per Share." SFAS 128 replaces the presentation of primary and fully diluted EPS on the face of the income statement with basic and diluted EPS for all entities with complex capital structures. It also requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. EPS for 1996 has been restated, as appropriate, to reflect the Company's adoption of SFAS

                          ACACIA RESEARCH CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
128 and the restatement of 1996 consolidated financial statements as a result of the Soundview Shares acquisition. (See Note 1 and "Restatement" below.) Reconciliation of the denominators used in the computation of (loss) earnings per share as required by SFAS 128 are as follows.

                                                                                1998        1997        1996
                                                                             ----------  ----------  ----------
Weighted Average Number of Common Shares Outstanding used in Computation of
  Basic EPS................................................................   8,971,272   4,962,286   3,826,014
Dilutive Effect of Outstanding Stock Options and Warrants(a)...............          --          --   1,150,420
                                                                             ----------  ----------  ----------
Weighted Average Number of Common and Potential Common Shares Outstanding
  Used in Computation of Diluted EPS.......................................   8,971,272   4,962,286   4,976,434
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

------------------------

(a) Potential common shares in 1998 and 1997 have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    RESTATEMENT--As a result of the Soundview Shares acquisition (see Note 1), the Company's operating results and cash flows for the year ended December 31, 1996 have been restated to account for the Company's 16.4% ownership interest in Soundview Technologies on the equity method from March 1996 (Soundview Technologies' inception) through July 5, 1997. Previously, the Company accounted for its investment in Soundview Technologies during this period on the cost method. The effect of this restatement is to increase previously reported 1996 equity in losses of affiliates by $276,000 and decrease net income by a corresponding amount in the consolidated statements of operations.

    RECLASSIFICATIONS--Certain reclassifications of prior years' amounts have been made to conform to the 1998 presentation.

                          ACACIA RESEARCH CORPORATION

3.  EQUIPMENT, FURNITURE AND FIXTURES

    Equipment, furniture and fixtures, consist of the following at December 31, 1998 and December 31, 1997:

                                                                         1998         1997
                                                                      -----------  -----------
Computer Equipment..................................................  $   275,000  $   142,000
Furniture and Fixtures..............................................      189,000      119,000
Laboratory Equipment................................................      143,000       73,000
Leasehold Improvements..............................................      106,000       13,000
                                                                      -----------  -----------
                                                                          713,000      347,000
Less:
Accumulated Depreciation and Amortization...........................     (183,000)    (105,000)
                                                                      -----------  -----------
                                                                      $   530,000  $   242,000
                                                                      -----------  -----------
                                                                      -----------  -----------

4.  NOTES RECEIVABLE

    As of December 31, 1998 and 1997, the Company held promissory notes currently due and payable from individuals related to the sale of a portion of the Company's investment in Whitewing Labs. These notes generally bear interest at 5% per annum and are generally secured by the common stock sold. As of December 31, 1998 and 1997, two promissory notes secured by the common stock of Whitewing Labs were valued at the market value of the collateral held by the Company. Write-downs of $101,000 in 1998 and $272,000 in 1997 (including related accrued interest of $92,000) were charged to marketing, general and administrative expenses in the consolidated statements of operations.

    On June 30, 1998, the Company entered into a settlement agreement pertaining to a promissory note with a carrying value of $240,000 secured by the common stock of Whitewing Labs held by the Company. Per the settlement agreement, the Company accepted as payment the Whitewing Labs stock being held as collateral. As of December 31, 1997 the note was written down to the collateral value and no additional loss was recorded in 1998.

    Notes receivable consist of the following at December 31, 1998 and 1997:

                                                                        1998          1997
                                                                     -----------  ------------
Notes Receivable...................................................  $   319,000  $  1,115,000
Less: Reserve for Write-down.......................................    (281,000)     (739,000)
                                                                     -----------  ------------
                                                                     $    38,000  $    376,000
                                                                     -----------  ------------
                                                                     -----------  ------------

    Interest receivable on these notes amounted to approximately $10,000, as of December 31, 1998 and 1997, and is included in management fees and other receivables in the consolidated balance sheets.

                          ACACIA RESEARCH CORPORATION

5.  INVESTMENTS AND PARTNERSHIP INTERESTS

    Investments and partnership interests carried at equity and the Company's ownership in each consist of the following at December 31, 1998 and 1997:

                                                    1998  1997
                                                    ----  ----
Whitewing Labs, Inc...............................  23.5%  18%
Acacia Capital Partners, L.P......................  75.5%  31%
Acacia Growth Fund, L.P...........................  18.6%  16%
Greenwich Information Technologies LLC............  33.3%  30%
Signature-mail.com llc............................    25%  --

    The investment in Whitewing Labs amounted to $621,000 at December 31, 1998 and $466,000 at December 31, 1997. The market value of the Company's investment in Whitewing Labs was approximately $606,000 and $431,000 at December 31, 1998 and 1997, respectively. Whitewing Labs had total assets of $1,952,000 and $2,215,000 at December 31, 1998 and 1997, respectively, and total liabilities of $36,000 and $30,000 at December 31, 1998 and 1997, respectively. Whitewing Labs reported net losses attributable to common shareholders of $274,000, $944,000 and $2,428,000, and net sales of $3,935,000, $3,582,000 and $3,537,000 in 1998,
1997 and 1996 respectively. Officers of the Company continue to have significant representation on the Board of Directors of Whitewing Labs.

                          ACACIA RESEARCH CORPORATION

5.  INVESTMENTS AND PARTNERSHIP INTERESTS (CONTINUED)

    The investment in Acacia Capital Partners, L.P. amounted to $907,000 and $285,000 as of December 31, 1998 and 1997, respectively. The investment in Acacia Growth Fund, L.P. amounted to $925,000 and $301,000 as of December 31, 1998 and 1997, respectively.

    The investment in Greenwich Information Technologies amounted to $833,000 at December 31, 1998 and $738,000 at December 31, 1997. Greenwich Information Technologies had total assets of $172,000 and $527,000 at December 31, 1998 and 1997, respectively, and reported net losses of $333,000, $245,000 and $106,000 in 1998, 1997 and 1996, respectively.

    The investment in Signature-mail.com amounted to $2,027,000 at December 31, 1998. Signature-mail.com had total assets of $1,339,000 and $49,000 at December 31, 1998 and 1997, respectively, and reported net losses of $1,357,000 in 1998 and $174,000 in 1997.

6.  RELATED PARTY TRANSACTIONS

    At December 31, 1998, the Company had $27,000 receivables from affiliates. These receivables arose from non-interest bearing advances to the affiliates. At December 31, 1997, the Company had no receivables from affiliates.

    The revenues reported in 1996 included sales of investments to Dr. Robert Ching, a stockholder, in the amount of $600,000.

7.  COMMON STOCK SPLIT

    On March 17, 1998, the Company announced that its Board of Directors declared a two-for-one split of the Company's common stock in the form of a stock dividend of one share of common stock for each share outstanding. The Company distributed the stock dividend on or about June 12, 1998, for each share held of record at the close of business on May 29, 1998. All references to number of common shares and per share information in the consolidated financial statements and related footnotes have been adjusted as appropriate to reflect the stock split for all periods presented.

8.  PROVISION FOR INCOME TAXES

    Provision (benefit) for income taxes consists of the following:

                                                            FEDERAL      STATE        TOTAL
                                                          -----------  ----------  -----------
1998
Current.................................................  $        --  $       --  $        --
Deferred................................................           --          --           --

1997
Current.................................................  $   (60,000) $       --  $   (60,000)
Deferred................................................     (149,000)    (41,000)    (190,000)

1996
Current.................................................  $   278,000  $   83,000  $   361,000
Deferred................................................      196,000      49,000      245,000

                          ACACIA RESEARCH CORPORATION

8.  PROVISION FOR INCOME TAXES (CONTINUED)
    A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

                                                1998       1997
                                               ------     ------
Statutory federal tax rate                      (34.0)%    (34.0)%
State income taxes, net of federal benefit...    (3.0)%       --
Amortization of intangible assets............     2.2%       4.6%
Unrealized benefit of deferred items.........    34.8%      22.3%
                                               ------     ------
                                                  0.0%      (7.1)%
                                               ------     ------
                                               ------     ------

    At December 31, 1998 the Company had federal and California state income tax net operating loss carryforwards ("NOLs") of approximately $3,932,000 and $2,778,000, respectively, expiring between 2002 and 2018, excluding NOLs of MerkWerks, CombiMatrix and Soundview Technologies. NOL carryforward benefits amounting to $694,000 will be recorded to additional paid-in-capital when realized. In addition, at December 31, 1998, the Company has tax credit carryforwards of approximately $22,000.

    In 1998 MerkWerks joined the Company's affiliated group for federal tax purposes. However, no determination has yet been made as to whether MerkWerks will join with the Company in filing a federal consolidated return. The aggregate tax NOLs of MerkWerks, CombiMatrix and Soundview Technologies amount to $5,735,000 and $5,486,000 for federal and state income tax respectively, expiring between 2000 and 2018. Merkwerks, CombiMatrix and Soundview Technologies also have tax credit carryforwards of approximately $41,000. However, the use of these NOLs and tax credits are limited to the separate earnings of the respective subsidiaries. In addition, ownership changes may also restrict the use of NOLs and tax credits. The Company has established a full valuation allowance against its net deferred tax assets at December 31, 1998 as their utilization is uncertain.

    The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 1998 and 1997:

                                                                      1998           1997
                                                                  -------------  -------------
Reserves for notes receivable...................................  $     160,000  $     366,000
Basis of investments in affiliates..............................      1,504,000        566,000
Depreciation and amortization...................................         (8,000)        (9,000)
Accrued liabilities.............................................         63,000        177,000
Net operating loss carryforwards and Credits....................      3,976,000      2,017,000
                                                                  -------------  -------------
                                                                      5,695,000      3,117,000
Valuation allowance.............................................     (5,695,000)    (3,117,000)
                                                                  -------------  -------------
                                                                  $          --  $          --
                                                                  -------------  -------------
                                                                  -------------  -------------

9.  STOCK OPTIONS AND WARRANTS

    In 1993, the Company adopted a stock option plan (the "1993 Plan") which authorized the granting of both options intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code ("Incentive Stock Options") and stock options that are not intended to so qualify ("Nonqualified Stock Options") to officers, directors, employees, consultants, and others expected to provide significant

                          ACACIA RESEARCH CORPORATION

9.  STOCK OPTIONS AND WARRANTS (CONTINUED)
services to the Company or its subsidiaries. The 1993 plan, which covers an aggregate of 2,000,000 shares of common stock, was approved by the Board of Directors in October 1993. The Company has reserved 2,000,000 shares of common stock in connection with the 1993 Plan. Under the terms of the 1993 Plan, options may be exercised upon terms approved by the Board of Directors of the Company and expire at a maximum of ten years from the date of grant. Incentive Stock Options are granted at prices equal to or greater than fair market value at the date of grant. Nonqualified Stock Options are generally granted at prices equal to or greater than 85% of the fair market value at the date of grant. At December 31, 1998, all of the shares under the 1993 Plan have been awarded.

    In March 1996, the Board of Directors adopted the 1996 Executive Stock Bonus Plan (the "Bonus Plan") which was approved by a vote of the shareholders in May 1996. The Bonus Plan granted one-time options to purchase an aggregate of 720,000 shares of common stock of the Company to directors, officers and other key employees performing services for the Company and its affiliates. Under each option agreement of the Bonus Plan, 25% of the options become exercisable on each of the first four anniversaries of the grant date. The options granted under the Bonus Plan expire in March 2001.

    In April 1996, the Board of Directors adopted the 1996 Stock Option Plan (the "1996 Plan") which was approved by the shareholders in May 1996. In May 1998, shareholders approved amendments to the 1996 Stock Option Plan which increased the authorized number of shares of common stock subject to the amended plan by 500,000 shares. The Company has reserved 1,000,000 shares of common stock for issuance under the 1996 plan. The 1996 Plan provides for the grant of Nonqualified Stock Options and Incentive Stock Options to key employees, including officers of the Company and its subsidiaries and certain other individuals. The 1996 Plan also provides for the automatic grant of 20,000 shares of Nonqualified Stock Options to non-employee directors upon initial election to the Board of Directors and 2,000 shares thereafter on an annual basis under the Non-Employee Director Program. These options are generally exercisable six months to one year after grant and expire five years after grant for directors or up to ten years after grant for key employees. At December 31, 1998, 540,000 shares were available for grant.

    In 1996, the Company also granted to two employees of a subsidiary of the Company options to purchase 40,000 shares of the Company's common stock at an exercise price of $2.69 per share. Such options were granted outside the 1993 and 1996 plans and vest over four years and expire in March 2001.

    In 1997, the Company granted to three consultants options to purchase 110,000 shares of the Company's common stock, 24,000 at an exercise price of $2.50, 30,000 at an exercise price of $3.69 and 56,000 at an exercise price of $3.50. Such options were granted outside the 1993 and 1996 plans and vest over periods ranging from six months to sixteen months.

    In 1998, the Company granted to a consultant options to purchase 12,000 shares of the Company's common stock at an exercise price of $4.69. Such options vest over a twelve-month period.

                          ACACIA RESEARCH CORPORATION

9.  STOCK OPTIONS AND WARRANTS (CONTINUED)
    The following is a summary of common stock option activities:

                                                                                     WEIGHTED
                                                                       EXERCISE       AVERAGE
                                                           SHARES       PRICES         PRICE
                                                         ----------  -------------  -----------
1996
Balance at December 31, 1995...........................   1,781,450  $  0.75-$2.63   $    1.33
Options Granted........................................     853,550  $  2.69-$5.25   $    3.14
Options Exercised......................................    (218,000) $  0.75-$2.63   $    1.01
Options Forfeited......................................     (18,000)         $2.50   $    2.50
                                                         ----------  -------------       -----
1997
Balance at December 31, 1996...........................   2,399,000  $  0.75-$5.25   $    1.99
Options Granted........................................     660,200  $  2.13-$3.89   $    3.10
Options Exercised......................................    (512,400) $  0.75-$2.63   $    1.67
                                                         ----------  -------------       -----
1998
Balance at December 31, 1997...........................   2,546,800  $  0.75-$5.25   $    2.34
Options Granted........................................      86,000  $  3.61-$8.63   $    4.77
Options Exercised......................................    (874,400) $  0.75-$2.63   $    0.86
Options Cancelled......................................     (95,400) $  2.13-$3.89   $    2.50
                                                         ----------  -------------       -----
Balance at December 31, 1998...........................   1,663,000  $  1.00-$8.63   $    3.24
                                                         ----------  -------------       -----
                                                         ----------  -------------       -----
Exercisable at December 31, 1996.......................   1,430,000  $  0.75-$2.75   $    1.25
Exercisable at December 31, 1997.......................   1,307,300  $  0.75-$5.25   $    1.55
Exercisable at December 31, 1998.......................     893,000  $  1.00-$5.25   $    2.79

    Options outstanding at December 31, 1998 are summarized as follows:

                                                         WEIGHTED
                                                          AVERAGE        OUTSTANDING                   EXERCISABLE
                                          NUMBER OF      REMAINING        WEIGHTED                      WEIGHTED
                                         OUTSTANDING    CONTRACTUAL        AVERAGE        NUMBER         AVERAGE
RANGE OF EXERCISE PRICES                   OPTIONS         LIFE        EXERCISE PRICE   EXERCISABLE  EXERCISE PRICE
---------------------------------------  -----------  ---------------  ---------------  -----------  ---------------
$1.00-$2.99............................     416,000       1.6265 yrs      $    2.08        336,000      $    1.91
$3.00-$5.99............................   1,227,000       2.3445 yrs      $    3.41        557,000      $    3.32
$6.00-$9.99............................      20,000       4.3808 yrs      $    8.63              0      $    0.00
                                         -----------                                    -----------
                                          1,663,000                                        893,000
                                         -----------                                    -----------
                                         -----------                                    -----------

    The Company has issued warrants to purchase 2,881,030 shares of the Company's common stock as of December 31, 1998. Of this total, warrants to purchase 200,000 shares with a per share exercise price of $1.00 were issued to an individual who later became an officer and director of the Company. In 1998, warrants to purchase 1,434,786 were issued in conjunction with two privately placed equity financings with per share exercise prices ranging from $7.50 to $9.25. The total number of warrants to purchase stock exercisable at December 31, 1998 is 2,055,050, with a weighted average exercise price of $7.03, and a weighted average remaining contractual life of 2.1 years.

    The Company has adopted only the disclosure requirements of SFAS No. 123, with respect to options issued to employees.

                          ACACIA RESEARCH CORPORATION

9.  STOCK OPTIONS AND WARRANTS (CONTINUED)
    The weighted average fair value of options granted during 1998, 1997 and 1996 for which the exercise price equals the fair market price on grant date was $3.37, $2.28 and $2.08, respectively. The weighted average fair value of options granted during 1997 and 1996 for which the exercise price is less than the fair market price on grant date was $1.40 and $2.12. There were no options granted during 1998 that were less than the fair market price. The weighted average fair value of options granted during 1997 for which the exercise price exceeds the fair market price on grant date was $1.42. There were no options granted during 1998 and 1996 that exceeded the fair market price. Had compensation expense related to stock options issued to employees been reported in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below:

                                                         1998           1997          1996
                                                     -------------  -------------  -----------
Net Income (Loss), as Reported.....................  $  (6,189,000) $  (2,859,000) $    17,000
Net Loss, Pro Forma................................  $  (6,831,000) $  (3,371,000) $  (259,000)
Basic Loss Per Share, as Reported..................  $       (0.69) $       (0.58) $      0.00
Basic Loss Per Share, Pro Forma....................  $       (0.76) $       (0.68) $     (0.07)
Diluted Loss Per Share, as Reported................  $       (0.69) $       (0.58) $      0.00
Diluted Loss Per Share, Pro Forma..................  $       (0.76) $       (0.68) $     (0.07)

    The fair value of options was determined using the Black-Scholes option-pricing model, assuming weighted average risk free interest of 5.18%, 6.14% and 6.02% in 1998, 1997 and 1996, respectively, volatility of approximately 75%, with expected lives of three to five years, and no expected dividends.

10.  NOTE RECEIVABLE SECURED BY COMMON STOCK

    Note receivable secured by common stock of $197,000 at December 31, 1997 represents amounts loaned to a stockholder secured by the Company's common stock. These amounts have been classified as contra-equity because in the event the stockholder fails to remit payment, the Company will receive shares of the Company's common stock. At December 31, 1998, all amounts secured by shares of the Company's common stock have been paid.

11.  GAIN IN ISSUANCE OF STOCK BY AFFILIATE

    In February 1996, Whitewing Labs issued approximately 1.1 million shares of common stock as part of a public offering of its common stock. The issuance of stock reduced the Company's ownership interest from approximately 38% to approximately 18%. This transaction resulted in a noncash pretax gain of approximately $1.1 million for the Company.

12.  COMMITMENTS AND CONTINGENCIES

    In May 1998, the Company entered into a lease commitment for 5,449 square-feet of new office space. This lease commitment provides for minimum rental payments for 60 months, excluding renewal options. The monthly payments will approximate $12,000 over the lease term, which began December 1998. This office space replaced the Company's existing principal executive offices. One of the Company's majority-owned subsidiaries leased laboratory and office space under an operating lease through April 1999. Rent expense in 1998, 1997 and 1996 was approximately $263,000, $123,000 and $67,000 respectively.

                          ACACIA RESEARCH CORPORATION

12.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    At December 31, 1998, future minimum lease payments for operating leases are as follows:

1999..............................................................  $ 202,000
2000..............................................................    144,000
2001..............................................................    144,000
2002..............................................................    144,000
2003..............................................................    144,000

13.  LITIGATION

    On May 7, 1997, the Company entered into a Settlement Agreement terminating a lawsuit brought by Ann P. Hodges, a former director of the Company, and her husband Christopher D. Hodges. The suit alleged that the Company breached a contract with Ann Hodges by improperly refusing to permit her to exercise an option to purchase 200,000 shares of common stock of the Company, and sought $950,000 in damages from the Company. Under terms of the Settlement Agreement, the Hodges received $25,000 in cash and options to purchase 241,200 shares of the Company's common stock at an exercise price equal to $2.125 per share. The underlying shares vest over a period of 18 months, and remain exercisable until the Hodges realize total profits of up to $475,000 (measured as the aggregate difference between the market value of the shares on the date of exercise and the exercise price). As of May 1998, all liabilities were satisfied.

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

14.  SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest in 1998, 1997 and 1996 was $2,000, $39,000 and $2,000, respectively. The Company paid cash for income taxes in the amount of $2,000, $2,000 and $252,000 in 1998, 1997 and 1996, respectively.

15.  SEGMENT INFORMATION

    The Company has two reportable segments: Investment Activities, including investment advisory services and investments in development stage companies, and CombiMatrix.

    The Company provides investment advisory services, and also provides management services to, and makes direct investments in emerging corporations with intellectual property rights, most of which are involved in developing new or unproven technologies.

    CombiMatrix engages in a highly specialized and focused research effort in combinatorial chemistry. It seeks to streamline the drug discovery process and has demonstrated the preliminary feasibility of its proprietary technologies.

                          ACACIA RESEARCH CORPORATION

15.  SEGMENT INFORMATION (CONTINUED)
    The Company evaluates segment performances based on fees earned, and cost versus earnings potential of future completed products or services. Material intercompany transactions and transfers have been eliminated in consolidation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

    The table below presents information about the Company's reportable segments for the years ended December 31, 1998 and 1997. Segment information for the year ended December 31, 1996 has not been presented as comparative data was impracticable to obtain.

                                                    INVESTING
1998                                                ACTIVITIES  COMBIMATRIX    OTHER     TOTAL
--------------------------------------------------  ----------  -----------   -------  ----------
Revenues..........................................  $  382,000          --         --  $  382,000
Amortization of patents and goodwill..............   1,547,000          --     21,000   1,568,000
Interest income...................................     216,000      83,000      3,000     302,000
Interest expense..................................       1,000     129,000         --     130,000
Equity in losses of affiliates....................     901,000          --         --     901,000
Equity in income of partnerships..................     184,000          --         --     184,000
Loss before minority interests and income taxes...   4,080,000   1,644,000    663,000   6,387,000
Segment assets....................................  16,052,000   3,522,000    195,000  19,769,000
Investments in affiliates, at equity..............   3,481,000          --         --   3,481,000
Partnerships interests, at equity.................   1,832,000          --         --   1,832,000
Capital expenditures..............................     281,000      88,000      5,000     374,000


                                                    INVESTING
1997                                                ACTIVITIES  COMBIMATRIX    OTHER     TOTAL
--------------------------------------------------  ----------  -----------   -------  ----------
Revenues..........................................  $  491,000          --         --  $  491,000
Gains on sales of investments.....................      50,000          --         --      50,000
Amortization of patents and goodwill..............     459,000          --         --     459,000
Interest income...................................      36,000       9,000      7,000      52,000
Interest expense..................................      41,000          --         --      41,000
Equity in losses of affiliates....................     290,000          --         --     290,000
Equity in income of partnerships..................     129,000          --         --     129,000
Legal settlement expense..........................     460,000          --         --     460,000
Loss before minority interests and income taxes...   2,491,000     612,000    417,000   3,520,000
Segment assets....................................   8,267,000     357,000    230,000   8,854,000
Investments in affiliates, at equity..............   1,205,000          --         --   1,205,000
Partnerships interest, at equity..................     586,000          --         --     586,000
Capital expenditures..............................      34,000      50,000      8,000      92,000