Form 10-Q
period 1999-03-31
ACACIA RESEARCH CORP
filed 1999-05-17
CIK 934549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For the Quarter Ended March 31, 1999                Commission File No. 0-26068

                           ACACIA RESEARCH CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                                   95-4405754
    -----------------------------                        ------------------
    (State or other jurisdiction                        (I.R.S. Employer
   of incorporation organization)                       Identification No.)

   55 South Lake Avenue, Pasadena CA                          91101
----------------------------------------                 ------------------
(Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code: (626)396-8300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

At May 12, 1999 10,310,815 shares of common stock, no par value, of the Registrant were outstanding.

                           ACACIA RESEARCH CORPORATION

                                Table Of Contents

PART I. FINANCIAL INFORMATION

     Item 1.        Consolidated Financial Statements

                    Consolidated Balance Sheets...............................................3

                    Consolidated Statements of Operations.....................................4

                    Consolidated Statements of Cash Flows.....................................5

                    Notes to Consolidated Financial Statements................................6

     Item 2.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations................................................10

     Item 3.        Quantitative and Qualitative Disclosures About Market Risk...............16


PART II. OTHER INFORMATION

     Item 1.        Legal Proceedings........................................................16

     Item 2.        Changes in Securities....................................................16

     Item 3.        Defaults Upon Senior Securities..........................................16

     Item 4.        Submission of Matters to a Vote of Security Holders......................16

     Item 5.        Other Information........................................................16

     Item 6.        Exhibits and Reports on Form 8-K.........................................16

SIGNATURE....................................................................................16


PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                    (Unaudited)
                                                                   March 31, 1999         December 31, 1998
                                                                   ---------------        ------------------

ASSETS

Current assets
  Cash and cash equivalents ....................................   $   6,553,000          $   7,508,000
  Management fees and other receivables ........................          28,000                239,000
  Receivables from affiliates ..................................          29,000                 27,000
  Prepaid expenses .............................................         118,000                 96,000
  Income tax receivable ........................................              --                110,000
                                                                   -------------          -------------

           Total current assets ................................       6,728,000              7,980,000

Equipment, furniture, and fixtures, net                                  585,000                530,000

Notes receivable, net ..........................................          29,000                 38,000
Investment in affiliates, at equity ............................       3,047,000              3,481,000
Partnership interests, at equity ...............................       1,912,000              1,832,000
Patents, net of accumulated amortization .......................       4,343,000              4,610,000
Goodwill, net of accumulated amortization ......................       1,057,000              1,158,000
Other assets, net of accumulated amortization ..................         128,000                140,000
                                                                   -------------           ------------

                                                                   $  17,829,000           $ 19,769,000
                                                                   -------------           ------------
                                                                   -------------           ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable and accrued expenses .......................    $     267,000           $    366,000
                                                                   -------------           ------------

           Total current liabilities ..........................          267,000                366,000

Other liabilities .............................................          240,000                240,000

Notes payable, net of discount.................................        1,241,000              1,222,000
                                                                   -------------           ------------

           Total liabilities ..................................        1,748,000              1,828,000
                                                                   -------------           ------------

Stockholders' equity
  Common stock, no par value; 30,000,000 shares authorized;
    10,310,815 shares in 1999 and 10,190,815 shares in 1998
    issued and outstanding ....................................       26,881,000             26,737,000
  Warrants to purchase common stock ...........................          100,000                100,000
  Accumulated deficit .........................................      (10,900,000)            (8,896,000)
                                                                   -------------           -------------

           Total stockholders' equity .........................       16,081,000             17,941,000
                                                                   -------------           -------------

                                                                   $  17,829,000           $ 19,769,000
                                                                   -------------           -------------
                                                                   -------------           -------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      (Unaudited)
                                                                  Three Months Ended
                                                            --------------------------------
                                                            March 31, 1999    March 31, 1998
                                                            --------------------------------

Revenues:
   Capital management fee income                            $      61,000     $      31,000
                                                            -------------     -------------
   Total Revenues                                                  61,000            31,000
                                                            -------------     -------------
Operating Expenses:
   Research and development expenses                              469,000           368,000
   Marketing, general and administrative expenses                 832,000           485,000
   Amortization of patents and goodwill                           390,000           383,000
                                                            -------------     -------------
   Total Operating Expenses                                     1,691,000         1,236,000
                                                            -------------     -------------
   Operating Loss                                              (1,630,000)       (1,205,000)
                                                            -------------     -------------

Other income (expense):
   Interest income                                                 72,000            16,000
   Interest expense                                               (41,000)           (1,000)
   Equity in income of partnerships                                44,000            54,000
   Equity in losses of affiliates                                (433,000)          (38,000)
                                                            -------------     -------------
   Total other income (expense)                                  (358,000)           31,000
                                                            -------------     -------------

Loss before income taxes and minority interests                (1,988,000)       (1,174,000)

Provision for income taxes                                        (16,000)               --
                                                            -------------     -------------

Loss before minority interests                                 (2,004,000)       (1,174,000)

Minority interests                                                     --           177,000
                                                            -------------     -------------

Net loss                                                    $  (2,004,000)    $    (997,000)
                                                            -------------     -------------
                                                            -------------     -------------

Loss per common share
   Basic                                                           ($0.20)           ($0.15)
   Diluted                                                         ($0.20)           ($0.15)

Weighted average number of common and potential
 common shares outstanding used in computation
 of loss per share
   Basic                                                       10,209,926         6,673,402
   Diluted                                                     10,209,926         6,673,402


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
CONSOLIDATED FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                              March 31, 1999     March 31, 1998
                                                                              --------------     --------------
                                                                                         (Unaudited)
Cash flows from operating activities:

Net loss                                                                       $ (2,004,000)      $   (997,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                                   439,000            404,000
    Amortization of discount on notes payable                                        20,000                 --
    Equity in (income) loss of affiliates and partnerships                          389,000            (16,000)
    Minority interest in net loss                                                        --           (177,000)
    Compensation expense relating to stock options/warrants                          24,000             16,000
    Provision for write-down of notes and interest receivable                         9,000                 --
Changes in assets and liabilities, net of effects of acquisitions:
    Management fees and other receivables, prepaid expenses,
      patents and other assets                                                      278,000            143,000
    Accounts payable, accrued expenses, accrued compensation,
      and other liabilities                                                         (99,000)          (137,000)
                                                                               ------------       ------------
    Net cash used in operating activities                                          (944,000)          (764,000)
                                                                               ------------       ------------

Cash flows from investing activities:

    Advances to affiliates                                                           (2,000)           (27,000)
    Proceeds from note receivable secured by common stock                                --            101,000
    Purchase of partnership interest                                                (37,000)                --
    Capitalized expenditures                                                        (92,000)           (12,000)
                                                                               ------------       ------------
    Net cash (used in) provided by investing activities                            (131,000)            62,000
                                                                               ------------       ------------

Cash flows from financing activities:

    Proceeds from notes payable                                                          --          1,400,000
    Proceeds from exercise of stock options and warrants                            120,000            471,000
    Capital contributions from minority
      shareholders of subsidiaries                                                       --            139,000
    Proceeds from sale of common stock, net of issuance costs                            --          3,431,000
                                                                               ------------       ------------
    Net cash provided by financing activities                                       120,000          5,441,000
                                                                               ------------       ------------
(Decrease) increase in cash and cash equivalents                                   (955,000)         4,739,000

Cash and cash equivalents, beginning                                              7,508,000          1,367,000
                                                                               ------------       ------------

Cash and cash equivalents, ending                                              $  6,553,000       $  6,106,000
                                                                               ------------       ------------
                                                                               ------------       ------------

Supplemental schedule of non-cash investing and financing activities:
    Issuance of common stock for additional equity in consolidated
      subsidiaries and affiliates                                              $         --       $  3,035,000
    Discount on notes payable from issuance of subsidiary's warrants           $         --       $    238,000


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

    At March 31, 1999, the Company had significant economic interests in seven enterprises and takes an active role in each enterprise's growth and advancement. These enterprises are: CombiMatrix Corporation ("CombiMatrix"), Greenwich Information Technologies LLC ("Greenwich Information Technologies"), MerkWerks Corporation ("MerkWerks"), Signature-mail.com llc ("Signature-mail.com"), Soundview Technologies Incorporated ("Soundview Technologies"), Whitewing Labs, Inc. ("Whitewing Labs"), and Acacia Capital Management. The Company, doing business as Acacia Capital Management, is a general partner in two private investment partnerships and is an investment advisor to two offshore private investment corporations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company and its subsidiaries on March 31, 1999 and the consolidated results of operations and cash flows for the three months ended March 31, 1999 and 1998. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.


   RECLASSIFICATIONS - Certain reclassifications of prior year's amounts have been made to conform to the 1999 presentation.

3. NOTES RECEIVABLE

   As of March 31, 1999 and December 31, 1998, the Company held promissory notes currently due and payable from individuals related to the sale of a portion of the Company's investment in Whitewing Labs. These notes generally bear interest at 5% per annum and are generally secured by the common stock sold. As of March 31, 1999 and December 31, 1998, two promissory notes secured by the common stock of Whitewing Labs were valued at the market value of the collateral held by the Company.

   Notes receivable consist of the following at March 31, 1999 and December 31, 1998:

                                         March 31, 1999       December 31, 1998
                                         --------------       -----------------
   Notes Receivable .................        $319,000              $319,000
   Less: Reserve for Write-down .....        (290,000)             (281,000)
                                         --------------       -----------------
                                             $ 29,000              $ 38,000
                                         --------------       -----------------

   Interest receivable on these notes amounted to approximately $10,000, as of March 31, 1999 and December 31, 1998, and is included in management fees and other receivables in the consolidated balance sheets.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. NOTES PAYABLE

    In March 1998, CombiMatrix completed a private debt financing raising gross proceeds of $1.45 million through the issuance of 290 units, each unit consisting of one $5,000 principal unsecured promissory note ("Subordinated Note") and common stock purchase warrants to purchase 500 shares of common stock. Each Subordinated Note bears interest at the rate of 6% per annum on the outstanding principal balance. Accrued interest is due and payable annually on January 15th of each year until the Subordinated Notes are paid in full. Principal shall be due and payable in full on the third anniversary of each Subordinated Note.
    Each common stock purchase warrant entitles the holder to purchase one share of CombiMatrix common stock at an exercise price of $2.00, subject to adjustment, during a period of three years, expiring in March 2001. In accordance with APB Opinion No. 14 "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," $850 of each unit issued has been attributed to the warrants included in each unit resulting in debt discount. The Company invested $50,000 in this private placement. If, prior to the maturity date of the Subordinated Notes, CombiMatrix has an offering of its common stock or senior securities convertible into its common stock that has gross proceeds exceeding $500,000 that does not involve certain exempt transactions, the holders of the Subordinated Notes shall be offered the opportunity to acquire shares of CombiMatrix common stock in exchange for the then outstanding principal amount of the Subordinated Notes. Holders will be entitled to only one opportunity to exchange Subordinated Notes into CombiMatrix common stock.

5. COMMON STOCK SPLIT

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

6. SEGMENT INFORMATION

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

   The Company evaluates segment performance based on fees earned, and cost versus earnings potential of future completed products or services. Material intercompany transactions and transfers

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    have been eliminated in consolidation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

    The table below presents information about the Company's reportable segments for the three months ended March 31, 1999 and 1998.


1999                                     Investment
                                         Activities      CombiMatrix      Other          Total
-----------------------------------------------------------------------------------------------
Management fee income                       $61,000             --           --         $61,000
Amortization of patents and goodwill        387,000             --        3,000         390,000
Interest income                              63,000          9,000           --          72,000
Interest expense                                 --         41,000           --          41,000
Equity in losses of affiliates              433,000             --           --         433,000
Equity in income of partnerships             44,000             --           --          44,000
Loss before minority interests and
  income taxes                            1,372,000        482,000       86,000       1,940,000

Segment assets                           17,079,000        567,000      183,000      17,829,000
Investments in affiliates, at equity      3,047,000             --           --       3,047,000
Partnerships interests, at equity         1,912,000             --           --       1,912,000

Capital expenditures                         70,000         22,000           --          92,000


1998                                     Investment
                                         Activities      CombiMatrix      Other          Total
----------------------------------------------------------------------------------------------

Management fee income                       $31,000             --           --         $31,000
Amortization of patents and goodwill        379,000             --        4,000         383,000
Interest income                              13,000          3,000           --          16,000
Interest expense                                 --          1,000           --           1,000
Equity in losses of affiliates               38,000             --           --          38,000
Equity in income of partnerships             54,000             --           --          54,000
Loss before minority interests and
  income taxes                              730,000        304,000      140,000       1,174,000

Segment assets                           14 529,000      1,411,000      165,000      16,105,000
Investments in affiliates, at equity      1,552,000             --           --       1,552,000
Partnerships interests, at equity           643,000             --           --         643,000

Capital expenditures                             --         12,000           --          12,000


7.  SUBSEQUENT EVENTS

    In April 1999, Whitewing Labs began trading on the NASD OTC Bulletin Board system under the ticker symbol WWLI as a result of not meeting its net tangible asset requirement for continued listing in addition to a bid price deficiency. The stock had previously traded on the Nasdaq Small Cap system. Whitewing Labs remains a reporting company under Securities and Exchange Commission ("SEC") rules and will continue to file quarterly, annual and other reports with the SEC.

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

GENERAL

The following discussion is based primarily on the consolidated balance sheet of the Company as of March 31, 1999, and on the operations of the Company for the period from January 1, 1999 to March 31, 1999. The discussion compares the activities for the three months ended March 31, 1999 to the activities for the three months ended March 31, 1998.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. In April 1998, the Company acquired a 25% interest in a new affiliate company, Signature-mail.com (formerly Internet Software LLC). The Company accounts for this investment using the equity method.

RESULTS OF OPERATIONS

REVENUES

         CAPITAL MANAGEMENT FEES. During the three months ended March 31, 1999, capital management fee income, which includes performance fee income, was $61,000 as compared to capital management fee income of $31,000 generated during the three months ended March 31, 1998. The increase in capital management fee income derived from the four investment funds managed by the Company during the three months ended March 31, 1999 was primarily a result of the Company collecting a performance fee on the twelve-month anniversary of a partner in one of the domestic investment funds. Performance fees for the four private investment funds managed by the Company are generally paid to the Company at the end of the Company's (and the four funds') fiscal year. However, in regard to the Company's two domestic private investment funds, performance fees may not be paid until a partner has been invested in one of these funds for a period of twelve months. Therefore, a performance fee may be paid to the Company on the twelve-month anniversary of a partner's investment in a domestic private investment fund and thereafter at the end of the fiscal year. The Company also earns quarterly management fees that are based on a percentage of the amount of money invested in the funds under management.

         The Company may share management fees or direct a certain amount of brokerage to a broker in return for the broker's referral of prospective clients in relation to its investment advisory business. The Company may also employ consultants to whom it will pay cash or a portion of the advisory fees paid by clients referred to the Company by such consultants.

OPERATING EXPENSES

Total operating expenses increased to $1,691,000 during the three months ended March 31, 1999 from $1,236,000 during the three months ended March 31, 1998 primarily due to expenses relating to the Company's move to larger office facilities (including an increase in the Company's monthly lease payments), an increase in the Company's business development activities, an increase in the Company's head count and higher wages, and expenses relating to the expansion of CombiMatrix's research and development efforts.

         RESEARCH AND DEVELOPMENT EXPENSES. The Company incurred research and development expenses of $469,000 for the three months ended March 31, 1999, compared to expenses of $368,000 during the three months ended March 31, 1998. Such expenses for the three months ended March 31, 1999 are comprised of expenses incurred by CombiMatrix of $418,000, expenses incurred by MerkWerks of $41,000, and expenses incurred by Soundview Technologies of $10,000. Research and development expenses for the three months ended March 31, 1998 are comprised of expenses incurred by CombiMatrix of $296,000, expenses incurred by MerkWerks of $42,000, and expenses incurred by Soundview Technologies of $30,000. During the three months ended March 31, 1999, CombiMatrix's expenses increased due to an increase in the number of CombiMatrix personnel as it expanded its research and development efforts.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 1999, marketing, general and administrative expenses increased to $832,000 as compared to $485,000 for the three months ended March 31, 1998. During the three months ended March 31, 1999, the Company's expenses increased due to general expansion of the Company, including an increase in office expenses relating to the Company's move to larger office facilities, an increase in business development expenses as the Company explores new business opportunities, and an increase in salaries and fringe benefits primarily due to an increase in the number of Company personnel as well as higher wages and payroll expenses. Expenses incurred during the three months ended March 31, 1999 also include a write-down of $9,000 relating to two promissory notes held by the Company, which are secured by Whitewing Labs stock. The notes, which are currently past due, have been written down to the market value price of the collateral held by the Company. Soundview Technologies' marketing, general and administrative expenses were $31,000 in the three months ended March 31, 1999 and $61,000 for the three months ended March 31, 1998.

         Marketing, general and administrative expenses include expenses incurred in the use of consultants in which a portion of the compensation has been paid in equity securities (stock options or warrants). The Company is required to record the fair value of such securities as they vest. Using option valuation techniques, the Company incurred an expense of approximately $24,000 in the three months ended March 31, 1999 and $16,000 in the three months ended March 31, 1998.

         AMORTIZATION OF PATENTS AND GOODWILL. The Company reported amortization expenses relating to patents and goodwill of $390,000 during the three months ended March 31, 1999 as compared to $383,000 during the three months ended March 31, 1998. As a result of the Company's purchase of additional equity interests in Soundview Technologies in June 1997 and January 1998 and in MerkWerks in January 1998, the Company is incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired. Amortization expenses at or above the three months ended March 31, 1999 level is expected to continue for the foreseeable future.

OTHER INCOME (EXPENSE)

         The Company reported other expense of $358,000 for the three months ended March 31, 1999 compared to other income of $31,000 for the three months ended March 31, 1998.

         INTEREST INCOME. During the three months ended March 31, 1999, interest income was $72,000 as compared to interest income during the three months ended March 31, 1998, of $16,000. The increase is due to the Company having higher cash balances in the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

         INTEREST EXPENSE. Interest expense in the three months ended March 31, 1999 was $41,000 as compared to $1,000 during the three months ended March 31, 1998. The expense incurred during the three months ended March 31, 1999 is primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement. For financial statement purposes, the proceeds from the private placement were allocated between the warrants and the notes resulting in a discount on the notes. Such discount is amortized over the terms of the notes and treated as additional interest expense. As a result, reported interest is higher than the cash amount of interest that will actually be paid to the noteholders. Subject to certain terms and conditions, these notes are due and payable in March 2001. Interest on these notes is payable each year on January 15 during the term of each note.

         EQUITY IN INCOME OF PARTNERSHIPS. The Company reported equity in income of partnerships of $44,000 for the three months ended March 31, 1999, compared to $54,000 for the three months ended March 31, 1998.

         EQUITY IN LOSSES OF AFFILIATES. The Company reported equity in losses of affiliates of $433,000 in the three months ended March 31, 1999, compared to equity in losses of affiliates of $38,000 in the three months ended March 31, 1998. Losses during the three months ended March 31, 1999 are comprised of a loss of $37,000 for the Company's investment in Whitewing Labs, a loss of $77,000 for the Company's investment in Greenwich Information Technologies, and a loss of $319,000 for the Company's investment in Signature-mail.com, as determined by the equity method of accounting. Losses for the three months ended March 31, 1998 are comprised of a loss of $4,000 for the Company's investment in Whitewing Labs, and a loss of $34,000 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting. No earnings or losses are attributable to Signature-mail.com during the three months ended March 31, 1998 as the Company made this investment in April 1998.

MINORITY INTERESTS

         There were no minority interests in losses of consolidated subsidiaries in the three months ended March 31, 1999 as compared to $177,000 in the three months ended March 31, 1998. As of December 31, 1998, all minority interest balances were depleted.


INFLATION

         Inflation has not had a significant impact on the Company.


LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the Company had cash and cash equivalents of $6,553,000 and working capital of $6,461,000 on a consolidated basis. In May 1998, the Company entered into a lease commitment for new office space to increase and replace its existing office space. This lease commitment provides for minimum monthly lease payments of $12,000 for a period of 60 months as compared to the Company's previous monthly lease payment of approximately $3,000. The Company moved into the new, larger office space in December 1998. To meet the Company's increased needs, the Company incurred expenses specific to the move during the three months ended March 31, 1999. The Company has no other material commitments for capital expenditures at the present time.

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

         The Company has no committed lines of credit or other committed funding. However, the Company anticipates that existing working capital reserves will provide sufficient funds for its operating expenses for at least the next twelve months in the absence of making any major new investments. The Company intends to seek additional financing to fund new or existing businesses. There can be no assurance that the Company will not encounter unforeseen difficulties that may deplete its capital resource more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt, or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. Such financing transactions may be dilutive to existing investors.

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

         The following discussion contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, including the following: estimated timetables for implementation and completion of the phases of the Company's Year 2000 plan; projections of expenditures regarding the Year 2000 plan; statements regarding the possible effects of the Year 2000 Issue on the Company's business and that of third parties with whom the Company does business; and possible contingency plans of the Company. The statements contained in this section are also "Year 2000 Readiness Disclosures" as provided for in the Year 2000 Information and Readiness Disclosure Act.

         The Company has been reviewing its systems and programs to identify those subject to the Year 2000 Issue, and is in the process of upgrading and/or modifying its affected internal systems to achieve compliance. In addition, the Company is working with its major external suppliers to assess their compliance and remediation efforts and the Company's exposure to them. The Company is in various stages of reviewing, testing and making software repairs and upgrades to those systems and programs that it believes will be affected by the Year 2000 Issue. Because the Year 2000 project is an ongoing company-wide endeavor, the state of the Company's and its majority-owned subsidiaries', MerkWerks Corporation, CombiMatrix Corporation, and Soundview Technologies Corporation ("Subsidiaries"), progress changes daily. With the exception of the financial figures, which are provided as of March 31, 1999, the information contained in this disclosure is made as of May 14, 1999 which is the latest practical date for providing such information. The Company is monitoring and assisting minority-owned affiliates, Signature-mail.com and Greenwich Information Technologies, in addressing the Year 2000 Issue as it applies to their businesses. The Company's other minority-owned affiliate, Whitewing Labs, is a publicly traded company. Information pertaining to the Year 2000 Issue as it applies to Whitewing Labs is available in its reports filed with the SEC.

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

         The Assessment phase includes preparing an inventory of systems that the Company anticipates will be affected by the Year 2000 Issue as well as creating a strategy to evaluate and address potential problems. The Company has completed its final Assessment of its important internal systems, however, final Assessment of its Subsidiaries' important internal systems is expected to be completed by June 30, 1999.

         In the Remediation phase, software corrections, upgrades, software patches, and bug fixes will be made to remedy identified Year 2000 deficiencies in software, hardware, operating systems, network devices and phone systems. The Remediation phase also includes sending questionnaires requesting Year 2000 compliance assurances to vendors of such systems. The majority of the Company's internal systems have completed the Remediation phase. However, the Company's Subsidiaries either have not yet begun or have just begun the Remediation phase. The Company expects that the Subsidiaries' Remediation of their important components will be completed by July 31, 1999. Certain systems that are insignificant to the Company's and its Subsidiaries' operations may not be made Year 2000 compliant by December 31, 1999, but the Company does not anticipate that this would have a materially adverse impact on the Company's or Subsidiaries' business, results of operations or financial condition.

         Testing will be conducted on both existing and new systems which may be affected by the Year 2000 Issue as well as systems that have been fixed, upgraded or otherwise altered in the Remediation phase during 1999.

         The Company's investment advisory services is dependent upon a complex worldwide network of information technology systems that contain date fields, including data feeds to the Company's internal systems as well as stock market links. The Company's ability to minimize the effects of the Year 2000 Issue is highly dependent upon the efforts of third parties. The failure of organizations such as securities exchanges, securities clearing organizations, banks, vendors, clients or governmental regulatory agencies to resolve their own processing issues with respect to the Year 2000 Issue in a timely manner could have a materially adverse effect on the Company's business, results of operations, or financial condition, threatening the Company's ability to manage client assets, communicate information to clients, management of fund portfolios on a day-to-day basis, and comply with federal securities laws as well as compromise record-keeping and other compliance systems. The Securities Industry Association recently conducted Beta tests that were run in "future time" and employed test scripts to check functionality. These tests resulted in problems completing a minimal amount of mock trades due to Year 2000 changes. An industry-wide simulation is underway, which should provide the Company with more information to assess potential risks in this area.

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

         The Company is beginning to develop a contingency plan, which it expects to complete by July 1999. However, alternatives to use of normal systems, especially those systems relevant to the Company's investment advisory services, or supplies of electricity or long distance voice and data lines are limited. A broader failure of third-party systems, in particular, externally managed data lines, communication systems, telephone or electrical systems would materially and adversely affect the Company' ability to carry on business operations in any regular fashion. Although the Company is investigating alternative solutions, it is not clear that an adequate contingency plan can be developed for such failures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company was not a party to derivative financial instruments at or during the three month period ended March 31, 1999. The Company's financial instruments, other than instruments carried on the equity basis, are its fixed notes payable of $1,241,000 which are discussed in Note 4 to the March 31, 1999 consolidated financial statements.

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

              None.


ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                              (a)            EXHIBITS

                              3.2            Amended and Restated Bylaws
                              27             Financial Data Schedule


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

Date:  May 14, 1999