Form 10-Q
period 1999-06-30
ACACIA RESEARCH CORP
filed 1999-08-16
CIK 934549

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                          OF THE SECURITIES ACT OF 1934

For the Quarter Ended June 30, 1999                 Commission File No. 0-26068


                           ACACIA RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)

                CALIFORNIA                          95-4405754
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation organization)

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
                                       ---      ---

At August 11, 1999 10,824,186 shares of common stock, no par value, of the Registrant were outstanding.

                           ACACIA RESEARCH CORPORATION

                                Table Of Contents



PART I. FINANCIAL INFORMATION

        Item 1.    Consolidated Financial Statements

                   Consolidated Balance Sheets.................................3

                   Consolidated Statements of Operations.......................4

                   Consolidated Statements of Cash Flows.......................5

                   Notes to Consolidated Financial Statements..................6

        Item 2.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................10

        Item 3.    Quantitative and Qualitative Disclosures
                   About Market Risk..........................................18


PART II.   OTHER INFORMATION

           Item 1.    Legal Proceedings.......................................18

           Item 2.    Changes in Securities...................................18

           Item 3.    Defaults Upon Senior Securities.........................18

           Item 4.    Submission of Matters to a Vote of
                      Security Holders........................................18

           Item 5.    Other Information.......................................19

           Item 6.    Exhibits and Reports on Form 8-K........................19

SIGNATURE.....................................................................19

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                            (Unaudited)
                                                                           June 30, 1999             December 31, 1998
                                                                        ---------------------       ---------------------
ASSETS

Current assets
       Cash and cash equivalents                                     $             5,720,000     $             7,508,000
       Management fees and other receivables                                          26,000                     239,000
       Receivables from affiliates                                                    28,000                      27,000
       Prepaid expenses                                                              165,000                      96,000
       Income tax receivable                                                               -                     110,000
                                                                        ---------------------       ---------------------

                   Total current assets                                            5,939,000                   7,980,000

Equipment, furniture, and fixtures, net                                              555,000                     530,000


Notes receivable, net                                                                 29,000                      38,000
Investment in affiliates, at equity                                                2,885,000                   3,481,000
Partnership interests, at equity                                                   1,432,000                   1,832,000
Patents, net of accumulated amortization                                           4,056,000                   4,610,000
Goodwill, net of accumulated amortization                                          1,267,000                   1,158,000
Other assets, net of accumulated amortization                                        116,000                     140,000
                                                                        ---------------------       ---------------------

                                                                     $            16,279,000     $            19,769,000
                                                                        =====================       =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
       Accounts payable and accrued expenses                         $               314,000     $               366,000
                                                                        ---------------------       ---------------------

                   Total current liabilities                                         314,000                     366,000

Other liabilities                                                                    240,000                     240,000

Notes payable, net of discount                                                     1,261,000                   1,222,000
                                                                        ---------------------       ---------------------

                   Total liabilities                                               1,815,000                   1,828,000
                                                                        ---------------------       ---------------------

Minority interests                                                                    33,000                           -

Stockholders' equity
       Common stock, no par value; 30,000,000 shares authorized; 10,399,922 shares in 1999 and 10,190,815 shares in 1998
            issued and outstanding                                                27,267,000                  26,737,000
       Warrants to purchase common stock                                             100,000                     100,000
       Accumulated deficit                                                       (12,936,000)                 (8,896,000)
                                                                        ---------------------       ---------------------

                   Total stockholders' equity                                     14,431,000                  17,941,000
                                                                        ---------------------       ---------------------

                                                                     $            16,279,000     $            19,769,000
                                                                        =====================       =====================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      (Unaudited)                         (Unaudited)
                                                                    Six Months Ended                   Three Months Ended

                                                          June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                                                        ----------------   --------------   --------------  ---------------
Revenues:
    Capital management fee income                       $        91,000    $      74,000    $      30,000   $       43,000
                                                        ----------------   --------------   --------------  ---------------

    Total Revenues                                               91,000           74,000           30,000           43,000
                                                        ----------------   --------------   --------------  ---------------

Operating Expenses:
    Research and development expenses                         1,039,000          773,000          570,000          406,000
    Marketing, general, and administrative expenses           1,775,000        1,270,000          945,000          785,000
    Amortization of patents and goodwill                        789,000          758,000          399,000          375,000
                                                        ----------------   --------------   --------------  ---------------

    Total Operating Expenses                                  3,603,000        2,801,000        1,914,000        1,566,000
                                                        ----------------   --------------   --------------  ---------------

    Operating Loss                                           (3,512,000)      (2,727,000)      (1,884,000)      (1,523,000)
                                                        ----------------   --------------   --------------  ---------------

Other income (expense):
    Interest income                                             145,000           86,000           73,000           70,000
    Interest expense                                            (83,000)         (46,000)         (42,000)         (45,000)
    Equity in income of partnerships                             50,000           82,000            7,000           28,000
    Equity in losses of affiliates                             (620,000)        (203,000)        (187,000)        (165,000)
                                                        ----------------   --------------   --------------  ---------------

    Total other income (expense)                               (508,000)         (81,000)        (149,000)        (112,000)
                                                        ----------------   --------------   --------------  ---------------

Loss before income taxes and minority interests              (4,020,000)      (2,808,000)      (2,033,000)      (1,635,000)

Provision for income taxes                                      (20,000)               -           (3,000)               -
                                                        ----------------   --------------   --------------  ---------------

Loss before minority interests                               (4,040,000)      (2,808,000)      (2,036,000)      (1,635,000)

Minority interests                                                    -          247,000                -           70,000
                                                        ----------------   --------------   --------------  ---------------

Net loss                                                     (4,040,000)      (2,561,000)      (2,036,000)      (1,565,000)
                                                        ================   ==============   ==============  ===============

Loss per common share
    Basic                                                        ($0.39)          ($0.33)          ($0.20)          ($0.17)
    Diluted                                                      ($0.39)          ($0.33)          ($0.20)          ($0.17)

Weighted average number of common and potential
  common shares outstanding used in computation of
   loss per share
    Basic                                                     10,278,458          7,823,939     10,346,238       8,961,832
    Diluted                                                   10,278,458          7,823,939     10,346,238       8,961,832



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           (Unaudited)
                                                                                         Six Months Ended

                                                                              June 30, 1999        June 30, 1998
                                                                           ------------------   ------------------
Cash flows from operating activities:

Net loss                                                                   $       (4,040,000)    $      (2,561,000)
Adjustments to reconcile net loss to net
  cash used in operating activities:
       Depreciation and amortization                                                  889,000               807,000
       Amortization of discount on notes payable                                       40,000                20,000
       Equity in loss of affiliates and partnerships                                  570,000               121,000
       Minority interest in net loss                                                        -              (247,000)
       Compensation expense relating to stock options/warrants                         50,000                49,000
       Provision for write-down of notes and interest receivable                        9,000                     -
Changes in assets and liabilities, net of effects of acquisitions:
       Management fees and other receivables, prepaid expenses,
                 patents and other assets                                             227,000                97,000
       Accounts payable, accrued expenses, accrued compensation,
                 and other liabilities                                                (52,000)              (34,000)
                                                                            ------------------     ------------------

       Net cash used in operating activities                                       (2,307,000)           (1,748,000)
                                                                            ------------------     ------------------

Cash flows from investing activities:

       Advances to affiliates                                                          (3,000)              (16,000)
       Payments received on advances to affiliates                                      2,000                     -
       Capital contribution to equity investment                                      (25,000)                    -
       Purchase of additional equity in consolidated subsidiary                       (31,000)                    -
       Withdrawals from partnerships                                                   500,000                     -
       Purchase of equity investment                                                        -            (2,558,000)
       Proceeds from note receivable secured by common stock                                -               197,000
       Purchase of partnership interest                                               (49,000)                    -
       Capitalized expenditures                                                      (101,000)              (67,000)
                                                                            ------------------     -----------------

       Net cash provided by (used in) investing activities                            293,000            (2,444,000)
                                                                            ------------------     -----------------

Cash flows from financing activities:

       Proceeds from notes payable                                                          -             1,400,000
       Proceeds from exercise of stock options and warrants                           193,000             3,071,000
       Capital contributions from minority
               shareholders of subsidiaries                                            33,000                     -
       Proceeds from sale of common stock, net of issuance costs                            -             8,400,000
                                                                            ------------------     -----------------

       Net cash provided by financing activities                                      226,000            12,871,000
                                                                            ------------------     -----------------

(Decrease) increase in cash and cash equivalents                                   (1,788,000)            8,679,000

Cash and cash equivalents, beginning                                                7,508,000             1,367,000
                                                                            ------------------     -----------------

Cash and cash equivalents, ending                                          $        5,720,000     $      10,046,000
                                                                            ==================     =================


Supplemental schedule of non-cash investing and financing activities:
       Issuance of common stock for additional equity in consolidated
             subsidiaries and affiliates                                   $          288,000     $       3,035,000
       Increase in equity investment due to receipt of affiliate stock as
             payment on note receivable                                    $                -     $         240,000
       Increase of common stock to satisfy legal settlement payable        $                -     $         226,000
       Discount on notes payable from issuance of subsidiary's
             warrants                                                      $                -     $         238,000



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.
                                      5

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

     At June 30, 1999, the Company had significant economic interests in eight enterprises and takes an active role in each enterprise's growth and advancement. These companies are: CombiMatrix Corporation ("CombiMatrix"), Greenwich Information Technologies LLC ("Greenwich Information Technologies"), MerkWerks Corporation ("MerkWerks"), Signature-mail.com llc ("Signature-mail.com"), Soundbreak.com Incorporated ("Soundbreak.com"), Soundview Technologies Incorporated ("Soundview Technologies"), Whitewing Labs, Inc. ("Whitewing Labs"), and Acacia Capital Management. The Company, doing business as Acacia Capital Management, is a general partner in two private investment partnerships and is an investment advisor to two offshore private investment corporations.

     In June 1999, the Company purchased a total of 205,800 shares of common stock of MerkWerks for a total purchase price of $319,000 consisting of 60,107 shares of common stock of the Company and $31,000 in cash. As a result of the transaction, the Company increased its equity ownership in MerkWerks from 89.6% to 99.9%. The acquisition was accounted for under the purchase method. The excess of the purchase price over fair value of the net assets acquired was assigned to goodwill of approximately $317,000, which is being amortized over its estimated useful life of 3 years.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company and its subsidiaries at June 30, 1999 and the consolidated results of operations and cash flows for the three and six months ended June 30, 1999 and 1998. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

     RECLASSIFICATIONS - Certain reclassifications of prior year's amounts have been made to conform to the 1999 presentation.


3.   NOTES RECEIVABLE

     As of June 30, 1999 and December 31, 1998, the Company held promissory notes currently due and payable from individuals related to the sale of a portion of the Company's investment in Whitewing Labs. These notes generally bear interest at 5% per annum and are generally secured by the common stock sold. As of June 30, 1999 and December 31, 1998, two promissory notes secured by the common stock of Whitewing Labs were valued at the market value of the collateral held by the Company.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   NOTES RECEIVABLE (Continued)

     Notes receivable consist of the following at June 30, 1999 and December 31, 1998:


                                                                    June 30, 1999                Dec 31, 1998
     ----------------------------------------------------------------------------------------------------------
     Notes Receivable                                                   $ 319,000                   $ 319,000
     Less: Reserve for Write-down                                        (290,000)                   (281,000)
     ----------------------------------------------------------------------------------------------------------

                                                                        $  29,000                   $  38,000
     ----------------------------------------------------------------------------------------------------------

     Interest receivable on these notes amounted to approximately $10,000, as of June 30, 1999 and December 31, 1998, and is included in management fees and other receivables in the consolidated balance sheets.


4.   NOTES PAYABLE

     In March 1998, CombiMatrix completed a private debt financing raising gross proceeds of $1.45 million through the issuance of 290 units, each unit consisting of one $5,000 principal unsecured promissory note ("Subordinated Note") and common stock purchase warrants to purchase 500 shares of common stock. Each Subordinated Note bears interest at the rate of 6% per annum on the outstanding principal balance. Accrued interest is due and payable annually on January 15th of each year until the Subordinated Notes are paid in full. Principal is due and payable in full on the third anniversary of each Subordinated Note. Each common stock purchase warrant entitles the holder to purchase one share of CombiMatrix common stock at an exercise price of $2.00, subject to adjustment, during a period of three years, expiring in March 2001. In accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," $850 of each unit issued has been attributed to the warrants included in each unit resulting in debt discount. The Company invested $50,000 in this private placement. If, prior to the maturity date of the Subordinated Notes, CombiMatrix has an offering of its common stock or senior securities convertible into its common stock that has gross proceeds exceeding $500,000 that does not involve certain exempt transactions, the holders of the Subordinated Notes shall be offered the opportunity to acquire shares of CombiMatrix common stock in exchange for the then outstanding principal amount of the Subordinated Notes. Holders will be entitled to only one opportunity to exchange Subordinated Notes into CombiMatrix common stock.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   SEGMENT INFORMATION (Continued)

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

     The table below presents information about the Company's reportable segments for the six months ended June 30, 1999 and 1998.


1999                                               Investment
                                                   Activities          CombiMatrix          Other           Total
----------------------------------------------- ------------------ -------------------- --------------- --------------
Management fee income                                     $91,000                    -            -         $91,000
Amortization of Patents and Goodwill                      782,000                    -       $7,000         789,000
Interest income                                           135,000              $10,000            -         145,000
Interest expense                                                -               83,000            -          83,000
Equity in losses of affiliates                            620,000                    -            -         620,000
Equity in income of partnerships                           50,000                    -            -          50,000
Loss before minority interests and income
    taxes                                               2,789,000            1,079,000      152,000       4,020,000

Segment assets                                         15,577,000              460,000      242,000      16,279,000
Investments in affiliates, at equity                    2,885,000                                         2,885,000
Partnerships interests, at equity                       1,432,000                                         1,432,000

Capital expenditures                                       77,000               24,000            -         101,000

1998                                                Investing
                                                    Activities         CombiMatrix          Other           Total
----------------------------------------------- ------------------ -------------------- --------------- --------------
Management fee income                                     $74,000                    -            -         $74,000
Amortization of Patents and Goodwill                      750,000                    -       $8,000         758,000
Interest income                                            70,000              $16,000            -          86,000
Interest expense                                                -               46,000            -          46,000
Equity in losses of affiliates                            203,000                    -            -         203,000
Equity in income of partnerships                           82,000                    -            -          82,000
Loss before minority interests and income
    taxes                                               1,827,000              662,000      319,000       2,808,000

Segment assets                                         20,914,000            1,061,000      179,000      22,154,000
Investments in affiliates, at equity                    4,169,000                                         4,169,000
Partnerships interests, at equity                         683,000                                           683,000

Capital expenditures                                       55,000               12,000            -          67,000


ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   SUBSEQUENT EVENTS

     In July 1999, the Company received $2.1 million in proceeds from the exercise of Common Stock Purchase Warrants to purchase 420,264 shares of the Company's common stock.

     In August 1999, CombiMatrix completed a private equity financing raising gross proceeds of $4 million through the sale of 2,000,000 shares of CombiMatrix common stock. The Company invested $2.3 million in this private placement.

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

GENERAL

The following discussion is based primarily on the consolidated balance sheet of the Company as of June 30, 1999, and on the operations of the Company for the period from January 1, 1999 to June 30, 1999. The discussion compares the activities for the six and three months ended June 30, 1999 to the activities for the six and three months ended June 30, 1998.

This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto. In April 1998, the Company acquired a 25% interest in a new affiliate company, Signature-mail.com (formerly Internet Software LLC). The Company accounts for this investment using the equity method.

RESULTS OF OPERATIONS


FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

REVENUES

     CAPITAL MANAGEMENT FEES. During the six months ended June 30, 1999, capital management fee income, which includes performance fee income, was $91,000 as compared to capital management fee income of $74,000 generated during the six months ended June 30, 1998. The increase in capital management fee income derived from the four investment funds managed by the Company during the six months ended June 30, 1999 was primarily a result of the Company collecting a performance fee on the twelve-month anniversary of a partner in one of the domestic investment funds. Performance fees for the four private investment funds managed by the Company are generally paid to the Company at the end of the Company's (and the four funds') fiscal year. However, in regard to the Company's two domestic private investment funds, performance fees may not be paid until a partner has been invested in one of these funds for a period of twelve months. Therefore, a performance fee may be paid to the Company on the twelve-month anniversary of a partner's investment in a domestic private investment fund and thereafter at the end of the fiscal year.

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

OPERATING EXPENSES

Total operating expenses increased to $3,603,000 during the six months ended June 30, 1999 from $2,801,000 during the six months ended June 30, 1998 primarily due to expenses relating to the Company's move to larger office facilities (including an increase in the Company's monthly lease payments), an increase in the Company's business development activities, an increase in the Company's head count and higher wages, and expenses relating to the expansion of CombiMatrix's research and development efforts.

     RESEARCH AND DEVELOPMENT EXPENSES. The Company incurred research and development expenses of $1,039,000 for the six months ended June 30, 1999, compared to expenses of $773,000 during the six months ended June 30, 1998. Such expenses for the six months ended June 30, 1999 are comprised of expenses incurred by CombiMatrix of $945,000, expenses incurred by MerkWerks of $72,000, and expenses incurred by Soundview Technologies of $22,000. Research and development expense for the six months ended June 30, 1998 are comprised of expenses incurred by CombiMatrix of $608,000, expenses incurred by MerkWerks of $82,000, and expenses incurred by Soundview Technologies of $83,000. During the six months ended June 30, 1999, CombiMatrix's expenses increased due to an increase in the number of CombiMatrix personnel as it expanded its research and development efforts.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. For the six months ended June 30, 1999, marketing, general and administrative expenses increased to $1,775,000 as compared to $1,270,000 for the six months ended June 30, 1998. During the six months ended June 30, 1999, the Company's expenses increased due to general expansion of the Company, including an increase in office expenses relating to the Company's move to larger office facilities, an increase in business development expenses as the Company explores new business opportunities, and an increase in salaries and fringe benefits primarily due to an increase in the number of Company personnel as well as higher wages and payroll expenses. Soundview Technologies' marketing, general and administrative expenses were $140,000 in the six months ended June 30, 1999 and $50,000 for the six months ended June 30, 1998.

     AMORTIZATION OF PATENTS AND GOODWILL. The Company reported amortization expenses relating to patents and goodwill of $789,000 during the six months ended June 30, 1999 as compared to

     $758,000 during the six months ended June 30, 1998. As a result of the Company's purchase of additional equity interests in Soundview Technologies in July 1997 and January 1998 and in MerkWerks in January 1998 and
     June 1999, the Company is incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired. Amortization expenses at or above the six months ended June 30, 1999 level is expected to continue for the foreseeable future.

OTHER INCOME (EXPENSE)

The Company reported other expense of $508,000 for the six months ended June 30, 1999 compared to other expense of $81,000 for the six months ended June 30, 1998.

     INTEREST INCOME. During the six months ended June 30, 1999, interest income was $145,000 as compared to interest income during the six months ended June 30, 1998, of $86,000. The increase is due to the Company having higher cash balances in the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

     INTEREST EXPENSE. Interest expense in the six months ended June 30, 1999 was $83,000 as compared to $46,000 during the six months ended June 30, 1998. The expense incurred during the six months ended June 30, 1999 is primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement. For financial statement purposes, the proceeds from the private placement were allocated between the warrants and the notes resulting in a discount on the notes. Such discount is amortized over the terms of the notes and treated as additional interest expense. As a result, reported interest is higher than the cash amount of interest that will actually be paid to the noteholders. Subject to certain terms and conditions, these notes are due and payable in March 2001. Interest on these notes is payable each year on January 15 during the term of each note.

     EQUITY IN INCOME OF PARTNERSHIPS. The Company reported equity in income of partnerships of $50,000 for the six months ended June 30, 1999, compared to $82,000 for the six months ended June 30, 1998. The decrease was a result of lower returns generated by the partnerships' investment activities and a decrease in the amount the Company has invested in the partnerships.

     EQUITY IN LOSSES OF AFFILIATES. The Company reported equity in losses of affiliates of $620,000 in the six months ended June 30, 1999, compared to equity in losses of affiliates of $203,000 in the six months ended June 30, 1998. Losses during the six months ended June 30, 1999 are comprised of a loss of $96,000 for the Company's investment in Whitewing Labs, a loss of $135,000 for the Company's investment in Greenwich Information Technologies, and a loss of $389,000 for the Company's investment in Signature-mail.com, as determined by the equity method of accounting. Losses for the six months ended June 30, 1998 are comprised of a loss of $27,000 for the Company's investment in Whitewing Labs, a loss of $74,000 for the Company's investment in Greenwich Information Technologies and a loss of $102,000 for the Company's investment in Signature-mail.com, as determined by the equity method of accounting. Losses attributable to Signature.mail.com during the six months ended June 30, 1998 include only the period April through June, as the Company made this investment in April 1998.

MINORITY INTERESTS

There were no minority interests in losses of consolidated subsidiaries in the six months ended June 30, 1999 as compared to $247,000 in the six months ended June 30, 1998. As of December 31, 1998, all minority interest balances were depleted. In June 1999, Soundview Technologies received a $33,000 capital contribution from its minority shareholders, resulting in a minority interest of $33,000 in the Company's Consolidated Balance Sheets.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

REVENUES

     CAPITAL MANAGEMENT FEES. During the three months ended June 30, 1999, capital management fee income, which includes performance fee income, was $30,000 as compared to capital management fee income of $43,000 generated during the three months ended June 30, 1998. The decrease in capital management fee income derived from the four investment funds managed by the Company during the three months ended June 30, 1999 was primarily a result of lower returns generated by the funds' investment activities and a decrease in money under management.

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

OPERATING EXPENSES

Total operating expenses increased to $1,914,000 during the three months ended June 30, 1999 from $1,566,000 during the three months ended June 30, 1998 primarily due to expenses relating to the Company's move to larger office facilities (including an increase in the Company's monthly lease payments), an increase in the Company's business development activities, an increase in the Company's head count and higher wages, and expenses relating to the expansion of CombiMatrix's research and development efforts.

     RESEARCH AND DEVELOPMENT EXPENSES. The Company incurred research and development expenses of $570,000 for the three months ended June 30, 1999, compared to expenses of $406,000 during the three months ended June 30, 1998. Such expenses for the three months ended June 30, 1999 are comprised of expenses incurred by CombiMatrix of $527,000, expenses incurred by MerkWerks of $31,000, and expenses incurred by Soundview Technologies of $12,000. Research and development expense for the three months ended June 30, 1998 are comprised of expenses incurred by CombiMatrix of $312,000, expenses incurred by MerkWerks of $40,000, and expenses incurred by Soundview Technologies of $54,000. During the three months ended June 30, 1999, CombiMatrix's expenses increased due to an increase in the number of CombiMatrix personnel as it expanded its research and development efforts.

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended June 30, 1999, marketing, general and administrative expenses increased to $945,000 as compared to $785,000 for the three months ended June 30, 1998. During the three months ended June 30, 1999, the Company's expenses increased due to general expansion of the Company, including an increase in office expenses relating to the Company's move to larger office facilities, an increase in business development expenses as the Company explores new business opportunities, and an increase in salaries and fringe benefits primarily due to an increase in the number of Company personnel as well as higher wages and payroll expenses. Soundview Technologies' marketing, general and administrative expenses were $19,000 in the three months ended June 30, 1999 and $79,000 for the three months ended June 30, 1998.

     AMORTIZATION OF PATENTS AND GOODWILL. The Company reported amortization expenses relating to patents and goodwill of $399,000 during the three months ended June 30, 1999 as compared to $375,000 during the three months ended June 30, 1998. As a result of the Company's purchase of additional equity interests in Soundview Technologies in July 1997 and January 1998 and in MerkWerks in January 1998 and June 1999, the Company is incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired. Amortization expenses at or above the three months ended June 30, 1999 level is expected to continue for the foreseeable future.

OTHER INCOME (EXPENSE)

The Company reported other expense of $149,000 for the three months ended June 30, 1999 compared to other expense of $112,000 for the three months ended June 30, 1998.

     INTEREST INCOME. During the three months ended June 30, 1999, interest income was $73,000 as compared to interest income during the three months ended June 30, 1998, of $70,000.

     INTEREST EXPENSE. Interest expense in the three months ended June 30, 1999 was $42,000 as compared to $45,000 during the three months ended June 30, 1998. The expense incurred during the three months ended June 30, 1999 is primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement. For financial statement purposes, the proceeds from the private placement were allocated between the warrants and the notes resulting in a discount on the notes. Such discount is amortized over the terms of the notes and treated as additional interest expense. As a result, reported interest is higher than the cash amount of interest that will actually be paid to the noteholders. Subject to certain terms and conditions, these notes are due and payable in March 2001. Interest on these notes is payable each year on January 15 during the term of each note.

     EQUITY IN INCOME OF PARTNERSHIPS. The Company reported equity in income of partnerships of $7,000 for the three months ended June 30, 1999, compared to $28,000 for the three months ended June 30, 1998. The decrease was a result of lower returns generated by the partnerships' investment activities and a decrease in the amount the Company has invested in the partnerships.

     EQUITY IN LOSSES OF AFFILIATES. The Company reported equity in losses of affiliates of $187,000 in the three months ended June 30, 1999, compared to equity in losses of affiliates of $165,000 in the three months ended June 30, 1998. Losses during the three months ended June 30, 1999 are comprised of a loss of $59,000 for the Company's investment in Whitewing Labs, a loss of $58,000 for the Company's investment in Greenwich Information Technologies, and a loss of $70,000 for the Company's investment in Signature-mail.com, as determined by the equity method of accounting.

     Losses for the three months ended June 30, 1998 are comprised of a loss of $23,000 for the Company's investment in Whitewing Labs, a loss of $40,000 for the Company's investment in Greenwich Information Technologies, and a loss of $102,000 for the Company's investment in Signature-mail.com, as determined by the equity method of accounting.

MINORITY INTERESTS

     There were no minority interests in losses of consolidated subsidiaries in the three months ended June 30, 1999 as compared to $70,000 in the three months ended June 30, 1998. As of December 31, 1998, all minority interest balances were depleted. In June 1999, Soundview Technologies received a $33,000 capital contribution from its minority shareholders, resulting in a minority interest of $33,000 in the Company's Consolidated Balance Sheets.

INFLATION

     Inflation has not had a significant impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1999, the Company had cash and cash equivalents of $5,720,000 and working capital of $5,625,000 on a consolidated basis. In May 1998, the Company entered into a lease commitment for new office space to increase and replace its existing office space. This lease commitment provides for minimum monthly lease payments of $12,000 for a period of 60 months as compared to the Company's previous monthly lease payment of approximately $3,000. The Company moved into the new, larger office space in December 1998. The Company has no other material commitments for capital expenditures at the present time.

     Warrants issued by the Company in private placements completed in March 1998 and April 1998 contain call and redemption provisions should the closing bid of the Company's Common Stock exceed $10.00, and $12.50, respectively for twenty or more consecutive trading days. The exercise price for the Common Stock underlying the warrants are $7.50, and $9.25 per share, respectively. In the event the requirements to call the warrants are satisfied, the Company may call such warrants and the Company expects that most, if not all, holders to exercise such warrants in response. There can be no assurance that the closing bid price of the Company's Common Stock will exceed all such thresholds or that, if so, the Company will decide to call the warrants.

     Subsequent to June 30, 1999, the Company exercised its redemption rights with respect to the Common Stock Purchase Warrants purchased in a private placement of securities completed in December 1997 and received $2.1 million in such exercise. Also subsequent to June 30, 1999, CombiMatrix completed a $4 million private equity financing of which the Company contributed $2.3 million.

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

     The Company has reviewed its systems and programs to identify those subject to the Year 2000 Issue, and has upgraded and/or modified its affected internal systems to achieve compliance. In addition, the Company is working with its major external suppliers to assess their compliance and remediation efforts and the Company's exposure to them. The Company is in various stages of testing and making software repairs and upgrades to those systems and programs that it believes will be affected by the Year 2000 Issue. Because the Year 2000 project is an ongoing company-wide endeavor, the state of the Company's and its majority-owned subsidiaries', MerkWerks, CombiMatrix, Soundview Technologies and Soundbreak.com ("Subsidiaries"), progress changes daily. With the exception of the financial figures, which are provided as of June 30, 1999, the information contained in this disclosure is made as of August 12, 1999 which is the latest practical date for providing such information. The Company is monitoring and assisting its minority-owned affiliates, Signature-mail.com and Greenwich Information Technologies, in addressing the Year 2000 Issue as it applies to their businesses. The Company's other minority-owned affiliate, Whitewing Labs, is a publicly traded company. Information pertaining to the Year 2000 Issue as it applies to Whitewing Labs is available in its reports filed with the SEC.

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

     The Assessment phase includes preparing an inventory of systems that the Company anticipates will be affected by the Year 2000 Issue as well as creating a strategy to evaluate and address potential problems. The Company and its affiliates have completed final Assessment of important internal systems.

     In the Remediation phase, software corrections, upgrades, software patches, and bug fixes will be made to remedy identified Year 2000 deficiencies in software, hardware, operating systems, network devices and phone systems. The Remediation phase also includes sending questionnaires requesting Year 2000 compliance assurances to vendors of such systems. The majority of the Company's internal systems have completed the Remediation phase. However, the Company's Subsidiaries are in the process of the Remediation phase. The Company expects that the Subsidiaries'

Remediation of their important components will be completed by September 30, 1999. Certain systems that are insignificant to the Company's and its Subsidiaries' operations may not be made Year 2000 compliant by December 31, 1999, but the Company does not anticipate that this would have a materially adverse impact on the Company's or Subsidiaries' business, results of operations or financial condition.

     Testing will be conducted on both existing and new systems which may be affected by the Year 2000 Issue as well as systems that have been fixed, upgraded or otherwise altered in the Remediation phase during 1999.

     The Company's investment advisory services is dependent upon a complex worldwide network of information technology systems that contain date fields, including data feeds to the Company's internal systems as well as stock market links. The Company's ability to minimize the effects of the Year 2000 Issue is highly dependent upon the efforts of third parties. The failure of organizations such as securities exchanges, securities clearing organizations, banks, vendors, clients or governmental regulatory agencies to resolve their own processing issues with respect to the Year 2000 Issue in a timely manner could have a materially adverse effect on the Company's business, results of operations, or financial condition, threatening the Company's ability to manage client assets, communicate information to clients, management of fund portfolios on a day-to-day basis, and comply with federal securities laws as well as compromise record-keeping and other compliance systems. The Securities Industry Association recently conducted Beta tests and an industry-wide simulation that were run in "future time" and employed test scripts to check functionality. These tests resulted in problems completing a minimal amount of mock trades due to Year 2000 changes.

     Other than third-party long distance telephone and data lines and public utility suppliers of electrical power, the Company's business operations are not heavily dependent on non-information technology ("non-IT") components, systems or third-party vendors. The Company is conducting an assessment of Company managed or leased non-IT components including building, mechanical, air conditioning, electrical, security and conveyance systems for Year 2000 compliance. Most of these non-IT systems cannot easily be tested for Year 2000 compliance; however, the Company does not believe that the failure of any of its non-IT systems, other than electrical or long distance data and voice lines, would have a materially adverse effect upon its business, results of operations or financial condition.

     The Company is in the process of developing a contingency plan, which it expects to complete by October 1999. However, alternatives to use of normal systems, especially those systems relevant to the Company's investment advisory services, or supplies of electricity or long distance voice and data lines are limited. A broader failure of third-party systems, in particular, externally managed data lines, communication systems, telephone or electrical systems would materially and adversely affect the Company's ability to carry on business operations in any regular fashion. Although the Company is investigating alternative solutions, it is not clear that an adequate contingency plan can be developed for such failures.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is not a party to derivative financial instruments at or during the six and three month periods ended June 30, 1999. The Company's financial instruments, other than instruments carried on the equity basis, are its fixed notes payable of $1,241,000 which are discussed in Note 4 to the June 30, 1999 consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None


ITEM 2.  CHANGES IN SECURITIES

SALES OF UNREGISTERED SECURITIES

In June 1999, the Company completed a series of related transactions, which resulted in the acquisition by the Company of additional equity ownership in MerkWerks in exchange for issuances of 60,107 shares of the Company's common stock. A total of 15 transactions were completed. The Company's sales of these shares of its common stock were exempt from registration, as private placements, under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

WARRANT CALL

In June 1998, the Company exercised its redemption rights with respect to all outstanding Common Stock Purchase Warrants purchased in a private placement of securities completed in December 1997. All were exercised prior to the redemption time (July 28, 1999). The shares issued were privately placed to the holders of the Common Stock Purchase Warrants in accordance with
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held on May 20, 1999. The business at the meeting was the election of directors, and ratification of the selection of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 1999. Each of the proposals was adopted.

The number of votes for and withheld for each director were as follows:

NAME                     FOR         WITHHELD
----                     ---         --------
Paul R. Ryan           6,644,913      751,740
R. Bruce Stewart       6,633,863      762,790
Thomas B. Akin         6,640,863      755,790
Fred A. de Boom        6,289,513      1,017,140
Edward W. Frykman      6,289,513      1,017,140

The number of votes for, against, and abstaining for the ratification of PricewaterhouseCoopers LLP were as follows:

         FOR          AGAINST    ABSTAINING
         ---          -------   ----------
         7,291,103    51,050      53,700


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

ACACIA RESEARCH CORPORATION

By:       /s/  R. BRUCE STEWART
         -------------------------
         R. Bruce Stewart
         Chief Financial Officer (principal financial officer)

Date:    August 12, 1999