Form 10-Q
period 1999-09-30
ACACIA RESEARCH CORP
filed 1999-11-15
CIK 934549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

For the Quarter Ended September 30, 1999             Commission File No. 0-26068

                          ACACIA RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)


               California                                           95-4405754
-----------------------------------------            -----------------------------------------
     (State or other jurisdiction of
        incorporation organization)                    (I.R.S. Employer Identification No.)

    55 South Lake Avenue, Pasadena CA                                  91101
-----------------------------------------            -----------------------------------------
(Address of principal executive offices)                            (Zip Code)

       Registrant's telephone number, including area code: (626) 396-8300

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

At NOVEMBER 12, 1999 11,554,840 shares of common stock, no par value, of the Registrant were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ACACIA RESEARCH CORPORATION

                               TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements

             Consolidated Balance Sheets....................         3

             Consolidated Statements of Operations..........         4

             Consolidated Statements of Cash Flows..........         5

             Notes to Consolidated Financial Statements.....         6

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations....................................        10

    Item 3.   Quantitative and Qualitative Disclosures About
              Market Risk...................................        18

PART II. OTHER INFORMATION

    Item 1.   Legal Proceedings.............................        18

    Item 2.   Changes in Securities.........................        18

    Item 3.   Defaults Upon Senior Securities...............        18

    Item 4.   Submission of Matters to a Vote of Security
              Holders.......................................        18

    Item 5.   Other Information.............................        18

    Item 6.   Exhibits and Reports on Form 8-K..............        18

SIGNATURE...................................................        19

                          ACACIA RESEARCH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                 (UNAUDITED)
                                                              SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                              ------------------   -----------------
ASSETS
Current assets
  Cash and cash equivalents.................................        $12,442             $ 7,508
  Management fees and other receivables.....................             31                 239
  Receivables from affiliates...............................            128                  27
  Prepaid expenses..........................................            191                  96
  Income tax receivable.....................................             --                 110
                                                                    -------             -------

        Total current assets................................         12,792               7,980

Equipment, furniture, and fixtures, net.....................            951                 530

Notes receivable, net.......................................             29                  38
Investment in affiliates, at equity.........................          2,600               3,481
Partnership interests, at equity............................          1,344               1,832
Patents, net of accumulated amortization....................          3,821               4,610
Goodwill, net of accumulated amortization...................          1,139               1,158
Other assets, net of accumulated amortization...............            137                 140
                                                                    -------             -------
                                                                    $22,813             $19,769
                                                                    =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses.....................        $   779             $   366
                                                                    -------             -------

        Total current liabilities...........................            779                 366

Cash received in advance of private placement...............          3,272                  --
Other liabilities...........................................            240                 240
Notes payable, net of discount..............................          1,281               1,222
                                                                    -------             -------

        Total liabilities...................................          5,572               1,828
                                                                    -------             -------

Minority interests..........................................            519                  --
                                                                    -------             -------

Stockholders' equity
  Common stock, no par value; 30,000,000 shares authorized;
    11,105,550 shares in 1999 and 10,190,815 shares in 1998
    issued and outstanding..................................         31,981              26,737
  Warrants to purchase common stock.........................             40                 100
  Accumulated deficit.......................................        (15,299)             (8,896)
                                                                    -------             -------

        Total stockholders' equity..........................         16,722              17,941
                                                                    -------             -------
                                                                    $22,813             $19,769
                                                                    =======             =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          ACACIA RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                      (UNAUDITED)                       (UNAUDITED)
                                                   NINE MONTHS ENDED                THREE MONTHS ENDED
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                 1999             1998             1999             1998
                                            --------------   --------------   --------------   --------------
Revenues:
  Capital management fee income...........   $       116       $      118      $        25      $        44
                                             -----------       ----------      -----------      -----------

  Total revenues..........................           116              118               25               44
                                             -----------       ----------      -----------      -----------

Operating expenses:
  Research and development expenses.......         2,190            1,288            1,150              514
  Marketing, general, and administrative
    expenses..............................         2,602            1,990              827              726
  Amortization of patents and goodwill....         1,205            1,156              417              398
                                             -----------       ----------      -----------      -----------

  Total operating expenses................         5,997            4,434            2,394            1,638
                                             -----------       ----------      -----------      -----------

  Operating loss..........................        (5,881)          (4,316)          (2,369)          (1,594)
                                             -----------       ----------      -----------      -----------

Other income (expense):
  Interest income.........................           217              196               73              115
  Interest expense........................          (123)             (88)             (41)             (42)
  Equity in income (loss) of
    partnerships..........................           (47)              22              (98)             (60)
  Equity in losses of affiliates..........          (906)            (469)            (285)            (266)
                                             -----------       ----------      -----------      -----------

  Total other expense.....................          (859)            (339)            (351)            (253)
                                             -----------       ----------      -----------      -----------

Loss before income taxes and minority
  interests...............................        (6,740)          (4,655)          (2,720)          (1,847)

Provision for income taxes................           (20)              --               --               --
                                             -----------       ----------      -----------      -----------

Loss before minority interests............        (6,760)          (4,655)          (2,720)          (1,847)

Minority interests........................           357              315              357               68
                                             -----------       ----------      -----------      -----------

Net loss..................................   $    (6,403)      $   (4,340)     $    (2,363)     $    (1,779)
                                             ===========       ==========      ===========      ===========

Loss per common share
  Basic...................................   $     (0.61)      $    (0.50)     $     (0.22)     $     (0.18)
  Diluted.................................   $     (0.61)      $    (0.50)     $     (0.22)     $     (0.18)

Weighted average number of common and
  potential common shares outstanding used
  in computation of loss per share
  Basic...................................    10,436,987        8,727,572       10,748,875       10,004,549
  Diluted.................................    10,436,987        8,727,572       10,748,875       10,004,549

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          ACACIA RESEARCH CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             (UNAUDITED)
                                                                          NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1999    SEPTEMBER 30, 1998
                                                              -------------------   -------------------
Cash flows from operating activities:

Net loss....................................................        $(6,403)              $(4,340)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................          1,362                 1,275
  Equity in loss of affiliates and partnerships.............            953                   447
  Minority interest in net loss.............................           (357)                 (315)
  Compensation expense relating to stock options/warrants...            127                   212
  Provision for write-down of notes and interest
    receivable..............................................              9                    --
Changes in assets and liabilities, net of effects of
  acquisitions:
  Management fees and other receivables, prepaid expenses,
    patents and other assets................................            118                    74
  Accounts payable, accrued expenses and other
    liabilities.............................................            412                   (45)
                                                                    -------               -------

  Net cash used in operating activities.....................         (3,779)               (2,692)
                                                                    -------               -------

Cash flows from investing activities:

  Advances to affiliates....................................           (101)                  (17)
  Capital contribution to equity investment.................            (25)                   --
  Purchase of additional equity in consolidated
    subsidiary..............................................            (31)                   --
  Withdrawals from partnerships.............................            500                    --
  Purchase of equity investment.............................             --                (2,552)
  Purchase of partnership interest..........................            (59)               (1,023)
  Capitalized expenditures..................................           (548)                 (227)
                                                                    -------               -------

  Net cash used in investing activities.....................           (264)               (3,819)
                                                                    -------               -------

Cash flows from financing activities:

  Proceeds in advance of private placement..................          3,272                    --
  Proceeds from notes payable...............................             --                 1,400
  Payments of debt issuance costs...........................             --                  (144)
  Proceeds from exercise of stock options and warrants......          4,134                 3,676
  Capital contributions from minority shareholders of
    subsidiaries............................................          1,571                   161
  Proceeds from note receivable secured by common stock.....             --                   194
  Proceeds from sale of common stock, net of issuance
    costs...................................................             --                 8,393
                                                                    -------               -------

  Net cash provided by financing activities.................          8,977                13,680
                                                                    -------               -------

  Increase in cash and cash equivalents.....................          4,934                 7,169

  Cash and cash equivalents, beginning......................          7,508                 1,367
                                                                    -------               -------

  Cash and cash equivalents, ending.........................        $12,442               $ 8,536
                                                                    =======               =======

Supplemental schedule of non-cash investing and financing
  activities:
  Issuance of common stock for additional equity in
    consolidated subsidiaries and affiliates................        $   288               $ 3,035
  Increase in equity investment due to receipt of affiliate
    stock as payment on note receivable.....................             --                   240
  Increase of common stock to satisfy legal settlement
    payable.................................................             --                   226

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

    At September 30, 1999, the Company had significant economic interests in seven companies and takes an active role in each enterprise's growth and advancement. These companies are: CombiMatrix Corporation ("CombiMatrix"), Greenwich Information Technologies LLC ("Greenwich Information Technologies"), MerkWerks Corporation ("MerkWerks"), Signature-mail.com LLC ("Signature-mail.com"), Soundbreak.com Incorporated ("Soundbreak.com"), Soundview Technologies Incorporated ("Soundview Technologies"), and Whitewing Labs, Inc. ("Whitewing Labs").

    The Company, doing business as Acacia Capital Management, is a general partner in two private investment partnerships and is an investment advisor to two offshore private investment corporations. Management anticipates closing this division during the fourth quarter of 1999. Costs associated with exiting this business are not expected to be material.

    In July 1999, the Company received $2.1 million in proceeds from the exercise of common stock purchase warrants to purchase 420,264 shares of the Company's common stock.

    In August 1999, CombiMatrix completed a private equity financing raising gross proceeds of $4 million through the sale of 2 million shares of CombiMatrix common stock. The Company invested $2.3 million in this private placement and acquired 1.15 million shares. As a result of the transaction, the Company increased its equity ownership in CombiMatrix from 52.7% to 53.4%. The acquisition was accounted for under the purchase method.

    In September 1999, the Company purchased 10,000 shares of Series A Convertible Preferred Stock of Soundbreak.com for $1 million, which represented 100% of the outstanding preferred stock at September 30, 1999. The Company also owns 98.8% of the 5 million outstanding shares of Soundbreak.com's common stock at September 30, 1999. The remaining 1.2% of common stock is owned by certain key employees and directors of the Company, who were granted 60,000 shares, resulting in $30,000 of compensation expense.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company and its subsidiaries at September 30, 1999 and the consolidated results of operations and cash flows for the three and nine months ended September 30, 1999 and 1998. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The Company's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

                          ACACIA RESEARCH CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    RECLASSIFICATIONS--Certain reclassifications of prior year's amounts have been made to conform to the 1999 presentation.

3. NOTES RECEIVABLE

    As of September 30, 1999 and December 31, 1998, the Company held promissory notes currently due and payable from individuals related to the sale of a portion of the Company's investment in Whitewing Labs. These notes generally bear interest at 5% per annum and are generally secured by the common stock sold. As of September 30, 1999 and December 31, 1998, two promissory notes secured by the common stock of Whitewing Labs were valued at the estimated market value of the collateral held by the Company.

    Notes receivable consist of the following at September 30, 1999 and December 31, 1998:

               (IN THOUSANDS)                 SEPTEMBER 30, 1999    DECEMBER 31, 1998
               --------------                 -------------------   ------------------
Notes Receivable............................         $ 319                 $ 319
Less: Reserve for Write-down................          (290)                 (281)
                                                     -----                 -----
                                                     $  29                 $  38
                                                     =====                 =====

4. NOTES PAYABLE

    In March 1998, CombiMatrix completed a private debt financing raising gross proceeds of $1.45 million through the issuance of 290 units, each unit consisting of one $5,000 principal unsecured promissory note ("Subordinated Note") and common stock purchase warrants to purchase 500 shares of common stock. Each Subordinated Note bears interest at the rate of 6% per annum on the outstanding principal balance. Accrued interest is due and payable annually on January 15th of each year until the Subordinated Notes are paid in full. However, interest that has accrued to date will be paid to those Noteholders electing to convert their outstanding principal balance into CombiMatrix Common Stock. Each common stock purchase warrant entitles the holder to purchase one share of CombiMatrix common stock at an exercise price of $2.00, subject to adjustment, during a period of three years, expiring in March 2001. In accordance with APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," $850 of each unit issued has been attributed to the warrants included in each unit resulting in debt discount. The Company invested $50,000 in this private placement. Under the terms of the Subordinated Note offering, if, prior to the maturity date of the Subordinated Notes, CombiMatrix completed an offering of its common stock or senior securities convertible into its common stock with gross proceeds exceeding $500,000, the holders of the Subordinated Notes would be offered the opportunity to acquire shares of CombiMatrix common stock in exchange for the then outstanding principal amount of the Subordinated Notes. In August 1999, CombiMatrix completed a private equity financing raising gross proceeds of $4 million (see Note 1). As a result, on October 14, 1999, CombiMatrix offered the note holders the opportunity to convert the outstanding principal balance of notes payable into CombiMatrix common stock on the same terms of CombiMatrix Private Placement that closed in August 1999. Such offer expires 60 days from the date of notice.

                          ACACIA RESEARCH CORPORATION

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

6. SEGMENT INFORMATION

    The Company has three reportable segments: Investment Activities, including investment advisory services and investments in development stage companies, CombiMatrix, and Soundbreak.com.

    The Company provides investment advisory services, and also provides management services to, and makes direct investments in, emerging corporations with intellectual property rights, most of which are involved in developing new or unproven technologies.

    CombiMatrix is developing a proprietary method to synthesize DNA, peptides and chemical libraries on an active semiconductor chip with electrochemically generated reagents.

    Soundbreak.com is preparing for the launch of its lifestyle Internet site that will combine 24-hour worldwide Webcast highlighting new music hosted by on-air DJ's with rich graphics, a music and merchandise store and other features.

    Material intercompany transactions and transfers have been eliminated in consolidation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

    The table below presents information about the Company's reportable segments for the nine months ended September 30, 1999 and 1998.

1999
(in thousands)

                                              INVESTMENT
                                              ACTIVITIES   COMBIMATRIX   SOUNDBREAK    OTHER      TOTAL
                                              ----------   -----------   ----------   --------   --------
Management fee income.......................    $   116      $   --        $   --       $ --     $   116
Amortization of Patents and Goodwill........      1,195          --            --         10       1,205
Interest income.............................        194          20             3         --         217
Interest expense............................         --         123            --         --         123
Equity in losses of affiliates..............        906          --            --         --         906
Equity in income of partnerships............         47          --            --         --          47
Loss before minority interest and income
  taxes.....................................      4,223       1,772           493        252       6,740

Segment assets..............................     15,408       2,634         4,600        171      22,813
Investments in affiliates, at equity........      2,600          --            --         --       2,600
Partnerships interests, at equity...........      1,334          --            --         --       1,334

Capital expenditures........................         95          28           413         12         548

                          ACACIA RESEARCH CORPORATION

6. SEGMENT INFORMATION (CONTINUED)

1998

                                              INVESTMENT
                                              ACTIVITIES   COMBIMATRIX   SOUNDBREAK    OTHER      TOTAL
                                              ----------   -----------   ----------   --------   --------
Management fee income.......................    $   118      $   --        $   --       $ --     $   118
Amortization of Patents and Goodwill........      1,137          --            --         19       1,156
Interest income.............................        156          36            --          4         196
Interest expense............................          1          87            --         --          88
Equity in losses of affiliates..............        469          --            --         --         469
Equity in income of partnerships............         22          --            --         --          22
Loss before minority interest and income
  taxes.....................................      3,066       1,105            --        484       4,655

Segment assets..............................     17,131       3,850            --        257      21,238
Investments in affiliates, at equity........      3,913          --            --         --       3,913
Partnerships interests, at equity...........      1,632          --            --         --       1,632

Capital expenditures........................        160          62            --          5         227

7. SUBSEQUENT EVENTS

    On October 7, 1999 Soundbreak.com completed a private equity financing raising $6.5 million through the sale of 65,505 shares of Series B Convertible Preferred Stock. The Series B Preferred Stock have no voting rights. The Company invested $1 million in this private placement. At September 30, 1999, Soundbreak.com had received $3.3 million in advance of the closing, which is included as a liability in the accompanying consolidated balance sheet.

    On October 20, 1999, the Company issued a warrant call to all holders of a series of common stock purchase warrants, which expires on November 19, 1999. If all affected warrants are exercised, 1,148,872 shares would be issued in exchange for $10 million.

    On November 11, 1999, Soundbreak.com entered into a lease commitment for approximately 13,500 square feet of new office space. This lease commitment provides for minimum monthly lease payments of $36,000 for a period of 60 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of the Company's plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning Year 2000 readiness, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources, accounting matters, and strategic plans regarding Acacia Capital Management. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which the Company and its affiliates operate, and other circumstances affecting anticipated revenues and costs. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statement.

GENERAL

The following discussion is based primarily on the consolidated balance sheet of the Company as of September 30, 1999, and on the operations of the Company for the period from January 1, 1999 to September 30, 1999. The discussion compares the activities for the nine and three months ended September 30, 1999 to the activities for the nine and three months ended September 30, 1998.

    This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

REVENUES

    CAPITAL MANAGEMENT FEES. During the nine months ended September 30, 1999, capital management fee income, which includes performance fee income, was $116,000 as compared to capital management fee income of $118,000 generated during the nine months ended September 30, 1998.

    The Company may share management fees or direct a certain amount of brokerage to a broker in return for the broker's referral of prospective clients in relation to its investment advisory business. The Company may also employ consultants to whom it will pay cash or a portion of the advisory fees paid by clients referred to the Company by such consultants.

    Management anticipates closing the money management division and related investment funds during the fourth quarter of 1999.

OPERATING EXPENSES

Total operating expenses increased to $6.0 million during the nine months ended September 30, 1999 from $4.4 million during the nine months ended September 30, 1998 primarily due to expenses relating to the expansion of CombiMatrix's research and development efforts, expenses relating to the start-up activities of Soundbreak.com, expenses relating to the Company's move to larger office facilities (including an increase in the Company's monthly lease payments), an increase in the Company's business development activities, plus an increase in the Company's head count and higher wages.

    RESEARCH AND DEVELOPMENT EXPENSES. The Company incurred research and development expenses of $2.2 million for the nine months ended
    September 30, 1999, compared to expenses of $1.3 million during the nine months ended September 30, 1998. Such expenses for the nine months ended September 30, 1999 are comprised of expenses incurred by CombiMatrix of $1.6 million, expenses incurred by Soundbreak.com of $491,000, expenses incurred by MerkWerks of $97,000, and expenses incurred by Soundview Technologies of $22,000. Research and development expense for the nine months ended September 30, 1998 are comprised of expenses incurred by CombiMatrix of $993,000, expenses incurred by MerkWerks of $173,000, and expenses incurred by Soundview Technologies of $122,000. No expenses are attributable to Soundbreak.com during 1998, as it did not begin operations until 1999. During the nine months ended September 30, 1999, CombiMatrix's expenses primarily increased due to an increase in the number of CombiMatrix personnel as it expanded its research and development efforts.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. For the nine months ended September 30, 1999, marketing, general and administrative expenses increased to $2.6 million as compared to $2.0 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1999, these expenses increased due to general expansion of the Company, including an increase in business development expenses as the Company explores new business opportunities, an increase in office expenses relating to the Company's move to larger office facilities, and an increase in salaries and fringe benefits primarily due to an increase in the number of Company personnel as well as higher wages and payroll expenses. Expenses incurred during the nine months ended September 30, 1999 also include a write-down of $9,000 relating to two promissory notes held by the Company, which are secured by Whitewing Labs stock. The notes, which are currently past due, have been written down to the estimated market value price of the collateral held by the Company. Soundview Technologies' marketing, general and administrative expenses were $121,000 for the nine months ended
    September 30, 1999 and $167,000 for the nine months ended September 30, 1998.

    Marketing, general and administrative expenses include expenses incurred in the use of consultants in which a portion of the compensation has been paid in equity securities (stock options or warrants). The Company is required to record the fair value of such securities as they vest. Using option valuation techniques, the Company incurred an expense of approximately $127,000 for the nine months ended September 30, 1999 and $212,000 for the nine months ended September 30, 1998.

    AMORTIZATION OF PATENTS AND GOODWILL. The Company reported amortization expenses relating to patents and goodwill of $1.2 million during the nine months ended September 30, 1999 which was approximately equal to the amount during the nine months ended September 30, 1998. As a result of the Company's purchase of additional equity interests in Soundview Technologies in June 1997 and January 1998, in MerkWerks in January 1998 and June 1999, and in CombiMatrix in August 1999, the Company is incurring amortization expenses each quarter for periods ranging from two to five years relating to the intangible assets acquired. Amortization expenses at or above the current level are expected to continue for the foreseeable future.

OTHER INCOME (EXPENSE)

The Company reported other expense of $859,000 for the nine months ended September 30, 1999 compared to other income of $339,000 for the nine months ended September 30, 1998.

    INTEREST INCOME. During the nine months ended September 30, 1999, interest income was $217,000 as compared to interest income during the nine months ended September 30, 1998 of $196,000. The increase is due to the Company having higher cash balances in the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

    INTEREST EXPENSE. Interest expense in the nine months ended September 30, 1999 was $123,000 as compared to $88,000 during the nine months ended September 30, 1998. The expense incurred during the nine months ended September 30, 1999 is primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement. For financial statement purposes, the proceeds from the private placement were allocated between the warrants and the notes resulting in a discount on the notes. Such discount is amortized over the terms of the notes and treated as additional interest expense. As a result, reported interest is higher than the cash amount of interest that will actually be paid to the noteholders. These notes mature in March 2001, but are currently the subject of an exchange offer. See Note 4 of Notes to Consolidated Financial Statements. Interest that has accrued to date on these notes will be paid to those Noteholders electing to convert their outstanding principal balance into CombiMatrix Common Stock.

    EQUITY IN LOSS OF PARTNERSHIPS. The Company reported equity in loss of partnerships of $47,000 for the nine months ended September 30, 1999, compared to equity in income of partnerships of $22,000 for the nine months ended September 30, 1998. The decrease was a result of losses generated by the partnerships' investment activities.

    EQUITY IN LOSSES OF AFFILIATES. The Company reported equity in losses of affiliates of $906,000 in the nine months ended September 30, 1999, compared to equity in losses of affiliates of $469,000 in the nine months ended September 30, 1998. Losses during the nine months ended September 30, 1999 are comprised of a loss of $538,000 for the Company's investment in Signature-mail.com, a loss of $206,000 for the Company's investment in Greenwich Information Technologies, and a loss of $162,000 for the Company's investment in Whitewing Labs, as determined by the equity method of accounting. Losses for the nine months ended September 30, 1998 are comprised of a loss of $284,000 for the Company's investment in Signature-mail.com, a loss of $114,000 for the Company's investment in Greenwich Information Technologies, and a loss of $71,000 for the Company's investment in Whitewing Labs, as determined by the equity method of accounting.

MINORITY INTERESTS

    Minority interests in the loss of consolidated subsidiaries increased to $357,000 in the nine months ended September 30, 1999 as compared to $315,000 in the nine months ended September 30, 1998. The increase in minority interest relates to the CombiMatrix private placement. Shareholders participated in the losses of CombiMatrix for the nine months ended September, 1999.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

REVENUES

    CAPITAL MANAGEMENT FEES. During the three months ended September 30, 1999, capital management fee income was $25,000 as compared to capital management fee income of $44,000 generated during the three months ended September 30, 1998. The decrease in capital management fee income derived from the four investment funds managed by the Company during the three months ended September 30, 1999 was primarily a result of lower returns generated by the funds' investment activities and a decrease in money under management.

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

    Management anticipates closing the money management division and related investment funds during the fourth quarter of 1999.

OPERATING EXPENSES

Total operating expenses increased to $2.4 million during the three months ended September 30, 1999 from $1.6 million during the three months ended
September 30, 1998 primarily due to expenses relating to the expansion of CombiMatrix's research and development efforts, expenses related to the start-up activities of Soundbreak.com, the Company's move to larger office facilities (including an increase in the Company's monthly lease payments), an increase in the Company's business development activities, and an increase in the Company's head count and higher wages. Management expects operating expenses to continue to increase for the foreseeable future as both the Company and a number of its affiliates seek to increase their staffing levels and expand their operations.

    RESEARCH AND DEVELOPMENT EXPENSES. The Company incurred research and development expenses of $1.2 million for the three months ended
    September 30, 1999, compared to expenses of $514,000 during the three months ended September 30, 1998. Such expenses for the three months ended
    September 30, 1999 are comprised of expenses incurred by CombiMatrix of $635,000, expenses incurred by Soundbreak.com of $491,000, and expenses incurred by MerkWerks of $25,000. Research and development expense for the three months ended September 30, 1998 are comprised of expenses incurred by CombiMatrix of $386,000, expenses incurred by MerkWerks of $90,000, and expenses incurred by Soundview Technologies of $38,000. No expenses are attributable to Soundbreak.com during 1998, as it did not begin operations until 1999. During the three months ended September 30, 1999, CombiMatrix's expenses increased due to an increase in the number of CombiMatrix personnel as it expanded its research and development efforts.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended September 30, 1999, marketing, general and administrative expenses increased to $827,000 as compared to $726,000 for the three months ended
    September 30, 1998. During the three months ended September 30, 1999, these expenses increased due to general expansion of the Company, including an increase in office expenses relating to the Company's move to larger office facilities, and an increase in salaries and fringe benefits.

    Marketing, general and administrative expenses include expenses incurred in the use of consultants in which a portion of the compensation has been paid in equity securities (stock options or warrants). The Company is required to record the fair value of such securities as they vest. Using option valuation techniques, the Company incurred an expense of approximately $77,000 in the three months ended September 30, 1999 and $163,000 in the three months ended September 30, 1998.

    AMORTIZATION OF PATENTS AND GOODWILL. The Company reported amortization expenses relating to patents and goodwill of $417,000 during the three months ended September 30, 1999 as compared to $398,000 during the three months ended September 30, 1998. As a result of the Company's purchase of additional equity interests in Soundview Technologies in June 1997 and January 1998, and in MerkWerks in
    January 1998 and June 1999, the Company is incurring amortization expenses each quarter for periods ranging from two to five years relating to the intangible assets acquired. Amortization expenses at or above the three months ended September 30, 1999 level are expected to continue for the foreseeable future.

OTHER INCOME (EXPENSE)

The Company reported other expenses of $351,000 for the three months ended September 30, 1999 compared to other income of $253,000 for the three months ended September 30, 1998.

    INTEREST INCOME. During the three months ended September 30, 1999, interest income was $73,000 as compared to interest income during the three months ended September 30, 1998, of $115,000. The decrease is due to the Company having lower average cash balances in the three months ended September 30, 1999 as compared to the three months ended September 30, 1998.

    INTEREST EXPENSE. Interest expense in the three months ended September 30, 1999 was $41,000 as compared to $42,000 during the three months ended September 30, 1998. The expense incurred during the three months ended September 30, 1999 is primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement. For financial statement purposes, the proceeds from the private placement were allocated between the warrants and the notes resulting in a discount on the notes. Such discount is amortized over the terms of the notes and treated as additional interest expense. As a result, reported interest is higher than the cash amount of interest that will actually be paid to the noteholders. Subject to certain terms and conditions, these notes are due and payable in March 2001. Interest that has accrued to date on these notes will be paid to those Noteholders electing to convert their outstanding principal balance into CombiMatrix Common Stock.

    EQUITY IN LOSS OF PARTNERSHIPS. The Company reported equity in loss of partnerships of $98,000 for the three months ended September 30, 1999, compared to $60,000 for the three months ended September 30, 1998. The decrease was a result of losses generated by the partnerships' investment activities.

    EQUITY IN LOSSES OF AFFILIATES. The Company reported equity in losses of affiliates of $285,000 in the three months ended September 30, 1999, compared to equity in losses of affiliates of $266,000 in the three months ended September 30, 1998. Losses during the three months ended
    September 30, 1999 are comprised of a loss of $149,000 for the Company's investment in Signature-mail.com, a loss of $70,000 for the Company's investment in Greenwich Information, and a loss of $66,000 for the Company's investment in Whitewing Labs, as determined by the equity method of accounting. Losses for the three months ended September 30, 1998 are comprised of a loss of $183,000 for Signature-mail.com, a loss of $43,000 for the Company's investment in Whitewing Labs, and a loss of $40,000 for the Company's investment in Greenwich Information Technologies, as determined by the equity method of accounting.

MINORITY INTERESTS

Minority interests in the loss of consolidated subsidiaries increased to $357,000 in the three months ended September 30, 1999 as compared to $68,000 in the three months ended September 30, 1998. The increase in minority interest relates to the CombiMatrix private placement. Shareholders participated in the losses of CombiMatrix for the quarter ended September 30, 1999.

INFLATION

Inflation has not had a significant impact on the Company.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash and cash equivalents of $12.4 million and working capital of $12.0 million on a consolidated basis.

In November 1999, Soundbreak.com entered into a lease commitment for approximately 13,500 square feet of new office space. To meet its expected increased needs, Soundbreak.com incurred expenses to upgrade its computer and telephone systems in conjunction with the move as well as expenses incurred specific to the move. This lease commitment provides for minimum monthly lease payments of $36,000 for a period of 60 months.

In May 1998, the Company entered into a lease commitment for office space to increase and replace its existing office space. This lease commitment provides for minimum monthly lease payments of $12,000 for a period of 60 months as compared to the Company's previous monthly lease payment of approximately $3,000. The Company moved into the new, larger office space in December 1998.

The Company has no other material commitments for capital expenditures at the present time.

Warrants issued by the Company in private placements completed in March 1998, and April 1998 contain call and redemption provisions should the closing bid of the Company's common stock exceed $10.00, and $12.50, respectively for twenty or more consecutive trading days. The exercise price for the common stock underlying the warrants is $7.50, and $9.25 per share, respectively. On October 20, 1999, the Company issued a warrant call to all holders of a series of Common Stock Purchase Warrants, which expires November 19, 1999. If all affected warrants are exercised, 1,148,872 shares would be issued in exchange for $10 million.

In July 1999, the Company exercised its redemption rights with respect to the Common Stock Purchase Warrants purchased in a private placement of securities completed in December 1997 and received $2 million in such exercise.

In August 1999, CombiMatrix completed a $4 million private equity financing of which the Company contributed $2.3 million.

In September 1999, the Company purchased 10,000 shares of Series A Convertible Preferred Stock of Soundbreak.com for $1 million, which represented 100% of the outstanding preferred stock at September 30, 1999. On October 7, 1999 Soundbreak.com completed a private placement equity financing raising $6.5 million through the sale of 65,505 shares of Series B Convertible Preferred Stock. The Company invested $1 million in this private placement. At September 30, 1999, Soundbreak.com had received $3.3 million in advance of the closing, which is included as a liability in the Company's consolidated balance sheet.

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

The Company has been reviewing its systems and programs to identify those subject to the Year 2000 Issue, and is in the process of upgrading and/or modifying its affected internal systems to achieve compliance. In addition, the Company is working with its major external suppliers to assess their compliance and remediation efforts and the Company's exposure to them. The Company is in various stages of reviewing, testing and making software repairs and upgrades to those systems and programs that it believes will be affected by the Year 2000 Issue. Because the Year 2000 project is an ongoing company-wide endeavor, the state of the Company's and its majority-owned subsidiaries', MerkWerks, CombiMatrix, Soundview Technologies, and Soundbreak.com ("Subsidiaries"), progress changes daily. With the exception of the financial figures, which are provided as of September 30, 1999, the information contained in this disclosure is made as of NOVEMBER 12, 1999 which is the latest practical date for providing such information. The Company is monitoring and assisting minority-owned affiliates, Signature-mail.com and Greenwich Information Technologies, in addressing the Year 2000 Issue as it applies to their businesses. The Company's other minority-owned affiliate, Whitewing Labs, is a publicly traded company. Information pertaining to the Year 2000 Issue as it applies to Whitewing Labs is available in its reports filed with the SEC.

Although the Company relies on computer technology to conduct business and has the potential to be affected by the Year 2000 Issue, most of the Company's internal systems are not affected. However, due to the interdependent nature of computer systems, the Company and its Subsidiaries may be adversely impacted by the Year 2000 Issue depending on whether it, its Subsidiaries, or other entities not affiliated with the Company address this issue successfully.

The Company's Year 2000 compliance plan is comprised of four phases: Assessment, Remediation, Testing and Implementation.

The Assessment phase includes preparing an inventory of systems that the Company anticipates will be affected by the Year 2000 Issue as well as creating a strategy to evaluate and address potential problems. The Company has completed its final Assessment of its important internal systems.

In the Remediation phase, software corrections, upgrades, software patches, and bug fixes will be made to remedy identified Year 2000 deficiencies in software, hardware, operating systems, network devices and phone systems. The Remediation phase also includes sending questionnaires requesting Year 2000 compliance assurances to vendors of such systems. The Company's important internal systems have completed in the Remediation phase. However, the Company's Subsidiaries have just begun the Remediation phase. The Company expects that the Subsidiaries' Remediation phase of their important components will be completed by December 31, 1999. Certain systems that are insignificant to the Company's and its Subsidiaries' operations may not be made Year 2000 compliant by December 31, 1999, but the Company does not anticipate that this would have a materially adverse impact on the Company's or Subsidiaries' business, results of operations or financial condition.

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

The Company has completed its Year 2000 contingency plan. However, alternatives to use of normal systems or supplies of electricity or long distance voice and data lines are limited. A broader failure of third-party systems, in particular, externally managed data lines, communication systems, telephone or electrical systems would materially and adversely affect the Company's ability to carry on business operations in any regular fashion. Although the Company has investigated alternative solutions, it is not clear that an adequate contingency plan can be developed for such failures.

Based upon current information, the Company estimates that the total cost of implementing its Year 2000 plan, including costs associated with the redeployment of existing personnel who have and will spend significant administrative time and effort in addressing the Year 2000 Issue, will not be material. Direct Year 2000 costs incurred to date by the Company have not been material. However, Year 2000 cost estimates may change as the Year 2000 approaches, during which time the Company's and its Subsidiaries' Year 2000 readiness efforts are expected to become more defined. Costs incurred related to making the Company's and its Subsidiaries' systems Year 2000 compliant are being expensed in the period in which they are incurred.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not a party to derivative financial instruments at or during the nine month period ended September 30, 1999. The Company's financial instruments, other than instruments carried on the equity basis, are its fixed notes payable of $1.3 million, which are discussed in Note 4 to the September 30, 1999 consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

SALES OF UNREGISTERED SECURITIES

In June 1999, the Company completed a series of related transactions, which resulted in the acquisition by the Company of additional equity ownership in MerkWerks in exchange for issuances of 60,107 shares of the Company's common stock. A total of 15 transactions were completed. The Company's sales of these shares of its common stock were exempt from registration, as private placements, under Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 under Regulation D promulgated thereunder.

WARRANT CALL

In June 1999, the Company exercised its redemption rights with respect to all outstanding Common Stock Purchase Warrants purchased in a private placement of securities completed in December 1997. All were exercised prior to the redemption time (July 28, 1999). The Company received approximately $2.1 million in cash as proceeds from the exercise of Common Stock Purchase Warrants for 420,264 shares of Common Stock. The shares issued were privately placed to the holders of the Common Stock Purchase Warrants in accordance with Section 4
(2) of the Securities Act of 1933, as amended, and Rule 506 under Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

       10.11 Lease Agreement dated November 11, 1999 between Soundbreak.com Incorporated and 8730 Sunset Towers and related Guaranty.

       27   Financial Data Schedule

    (b) REPORTS ON FORM 8-K

        None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By:  /s/ PETER FRANK
-----------------

      Peter Frank
      CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL OFFICER)

Date: November 15, 1999