Form 10-K
period 1999-12-31
ACACIA RESEARCH CORP
filed 2000-03-21
CIK 934549

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

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

                                 OR

/ /      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-26068

                            ------------------------

                          ACACIA RESEARCH CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                           95-4405754
       (State or Other jurisdiction of                             (I.R.S. Employer
         Incorporation Organization)                             Identification No.)

      55 SOUTH LAKE AVENUE, PASADENA CA                                 91101
   (Address of Principal Executive Offices)                           (Zip Code)

       Registrant's telephone number, including area code: (626) 396-8300

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices of such stock, as of March 17, 2000 was approximately $635,358,000. (All officers and directors of the registrant are considered affiliates.)

    At March 17, 2000 the registrant had 14,235,431 shares of Common Stock, $0.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of our fiscal year are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            FORM 10-K ANNUAL REPORT
                      FISCAL YEAR ENDED DECEMBER 31, 1999
                          ACACIA RESEARCH CORPORATION

        ITEM                                                                            PAGE
---------------------                                                                 --------
                                            PART I

          1.            Business....................................................      2
          2.            Property....................................................     19
          3.            Legal Proceedings...........................................     19
          4.            Submission of Matter to Vote of Security Holders............     19

                                           PART II

          5.            Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     20
          6.            Selected Financial Data.....................................     22
          7.            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     23
         7A.            Quantitative and Qualitative Disclosures About Market
                        Risk........................................................     28
          8.            Financial Statements and Supplementary Information..........     28
          9.            Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     28

                                           PART III

         10.            Directors and Executive Officers of the Registrant..........     29
         11.            Executive Compensation......................................     29
         12.            Security Ownership of Certain Beneficial Owners and
                        Management..................................................     29
         13.            Certain Relationships and Related Transactions..............     29

                                           PART IV

         14.            Exhibits, Financial Statement Schedules and Reports on
                        Form 8-K....................................................     29

ITEM 1. BUSINESS

    Acacia Research Corporation, a Delaware corporation, originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

    As used in this Form 10-K, "company," "we," "us," "our," "Acacia" and "Acacia Research" refer to Acacia Research Corporation and its subsidiary companies.

GENERAL

    Acacia Research internally develops and operates majority-owned subsidiaries as well as acquires strategic positions in other entities. Through our subsidiaries, we engage in a variety of technology-related businesses:

                                                                                OWNERSHIP % AS OF 3/15/00
COMPANY NAME                                   DESCRIPTION OF BUSINESS          ON AN AS CONVERTED BASIS
------------                           ---------------------------------------  -------------------------
Acacia Launchpad LLC.................  An incubator that will provide seed                100.0%
                                       capital, management support and an
                                       environment for the rapid development
                                       of start-up Internet companies.

CombiMatrix Corporation..............  A technology company currently                      51.8%(1)
                                       developing a proprietary biochip array
                                       processor system that integrates
                                       semiconductor technology with new
                                       developments in biotechnology and
                                       chemistry.

The EC Company.......................  A provider of business-to-business                   7.6%
                                       Internet exchange transactions for
                                       mid-market suppliers.

Greenwich Information Technologies
  LLC................................  A marketing and licensing agent for                 33.3%
                                       several patents relating to
                                       video-on-demand and audio-on-demand
                                       technology.

Mediaconnex Communications, Inc......  An on-line business-to-business company               31%
                                       focused on the $90 billion advertising
                                       market.

MerkWerks Corporation................  A technology company currently                      99.9%
                                       developing a utility software product
                                       for use with CD-Recordable computer
                                       drives.

Signature-mail.com llc...............  A provider of on-demand software that                 25%
                                       allows users to personalize their
                                       e-mail and computer documents with
                                       handwritten signatures, greetings and
                                       drawings.

Soundbreak.com Incorporated..........  A virtual music company that operates a             66.9%
                                       dynamic website that fuses the live
                                       entertainment value of radio with the
                                       power of the Internet.

                                                                                OWNERSHIP % AS OF 3/15/00
COMPANY NAME                                   DESCRIPTION OF BUSINESS          ON AN AS CONVERTED BASIS
------------                           ---------------------------------------  -------------------------
Soundview Technologies Inc...........  A technology company which owns                     66.7%
                                       intellectual property related to the
                                       telecommunications field, including
                                       audio and video blanking systems, also
                                       known as "V-chip".

------------------------

(1) We entered into a shareholder agreement with the Vice President of Research and Development at CombiMatrix which provides for the collective voting of shares owned by us and this individual for the election of certain directors to CombiMatrix's Board of Directors as designated by the individual and us, and certain restrictions on the sale or transfer of the individual's shares of common stock in CombiMatrix.

    We provide our subsidiary companies numerous operational and management services, especially in early stages of their development. Our corporate staff provides hands-on assistance in the areas of marketing, strategic planning, business development, technology, accounting and finance, human resources, recruiting and legal. We also support our subsidiaries by providing, locating and structuring financing.

    Our centralized infrastructure of experienced professionals allows the management of our subsidiary companies to focus on developing their core business at significant cost savings to them while we gain deeper knowledge and experience that can benefit other companies in our portfolio. We believe, however, that the entrepreneurial energy and creativity of the managers of our subsidiaries is an essential component of their success and consequently we plan to keep our subsidiaries as independent businesses with the opportunity to go public. The entrepreneurs and their teams retain or are granted equity ownership and incentives in their own companies. This strategy enables us to partner with highly motivated entrepreneurs who have the opportunity to reap the rewards of their efforts by taking their companies public or participating in the value they create.

    Our growth strategy is to continue to develop and acquire new businesses that have significant market potential and high earnings growth potential. Although investments in new companies can increase risk in the short term, we believe that in the long term we can realize substantial gains even if not all of our subsidiaries are successful.

    In 1999, we increased our emphasis on Internet related companies, which involved developing and acquiring new companies in this area. We also recruited additional personnel at the parent level to support our increased activity and further our business goals. Many of our new managers are experienced executives with an understanding of the need to create new strategies for the new medium of the Internet.

    We intend to continue expanding the company through the internal development of our present operations and other business opportunities, as well as the acquisition of additional business ventures or increased ownership positions in our existing holdings.

SUBSIDIARIES

    As our portfolio reflects, we generally invest in start-up ventures with no operating histories, unproven technologies and/or products and, in some cases, ventures in need of experienced management. Because of the uncertainties and risks associated with such start-up ventures, our investors should expect losses, which could be significant, associated with any possible failed venture. In addition, markets for venture capital in the United States are increasingly competitive. As a result, we face potential losses of business opportunities and possible deterioration of the terms of available financings and equity investments in start-up ventures. Furthermore, we may lack sufficient financial resources to fully fund additional ventures in which we could participate and which may be dependent upon external financing to provide sufficient capital, depending on the number and scope of the ventures that could be financed.

ACACIA LAUNCHPAD LLC

    Launchpad was formed in November 1999 under the laws of the State of Delaware as a limited liability company. Launchpad provides seed capital and an environment that enables ideas to grow and get to market quickly. Once a company is past the incubation stage, we can provide additional funding through direct investments and capital secured from other strategic venture investors as well as ongoing operational support.

    Launchpad provides start-ups with seed money, expertise, and an infrastructure in a formal, staged process. At each stage of the process, the new business is evaluated for viability and readiness for further investment. The Launchpad process improves the likelihood of a start-up's success, and efficiently invests Acacia Research funds in a cross-section of high potential Internet companies with large market potential.

    Launchpad enables Acacia Research to be involved at the earliest stages of business development, while reducing risk and capital requirements. This is achieved by aggregating start-ups under the umbrella of Launchpad, whose experienced team provides on-going management, expertise, and evaluation for the entire start-up phase.

    Launchpad utilizes a formal, staged process for developing companies. Proposals for new companies are developed internally as well as brought in from outside entrepreneurs. In both cases, the proposals are evaluated and developed in a well-structured approach. The process quickly focuses the team towards building a successful company, or determining that Launchpad's resources should be concentrated elsewhere.

COMBIMATRIX CORPORATION

    CombiMatrix was incorporated in October 1995 under the laws of the State of California. CombiMatrix is a development stage company engaged in the development of a proprietary universal biochip with applications in the genomics, proteomics and combinatorial chemistry markets. CombiMatrix has developed a unique method to synthesize DNA, peptides and chemical libraries on a semiconductor chip with electrochemically generated reagents. CombiMatrix's first generation prototype chip contains 1,024 individually addressable electrodes the diameter of a human hair where chemicals are synthesized. The CombiMatrix biochip system consists of a fluid delivery station where chemicals are stored and dispensed, semiconductor chips where chemicals are synthesized and a computer controller. Production of arrays using this technology is fully automated and controlled entirely by software, allowing utilization of the Internet as a link between proprietary array design software and automated ArrayChip production capabilities.

    CombiMatrix's technology potentially represents a significant advance over existing biochip technologies and other platforms for combinatorial chemistry. The first application of the technology that CombiMatrix is pursuing is in the field of genomics, where CombiMatrix is developing a biochip for the analysis of DNA. CombiMatrix believes that this technology may be applied to the fields of genetic analysis and disease management. CombiMatrix also intends to develop the genomic chip in the field of drug discovery, where genomic information is used to discover and to validate new targets for pharmaceutical intervention.

    CombiMatrix is also developing the chip in the emerging field of proteomics where analysis of DNA is correlated to the levels of proteins in patient samples. Many researchers believe that the analysis of proteomic information will lead to the development of new drugs and better disease management.

    Once CombiMatrix demonstrates the feasibility of its approach in each market, it intends to enter into strategic alliances with major participants to speed commercialization in multiple applications. However, no assurances can be given that CombiMatrix, even if successful in developing its technologies, would be able to successfully implement collaborative efforts with the major participants.

    CombiMatrix has been awarded three contracts from the Federal government with respect to its biochip technology. In July 1999, CombiMatrix was awarded a Phase I SBIR contract from the Department of Energy to develop microarrays of affinity probes for the analysis of gene product, which may be used to expedite the drug discovery process in the pharmaceutical industry. In July 1999, CombiMatrix was awarded a Phase I SBIR Department of Defense contract to use CombiMatrix's proprietary biochip technology to develop nanode array sensor microchips to enable simultaneous detection of chemical and biological warfare agents. CombiMatrix was awarded a Phase II SBIR Department of Defense contract for the use of its biochip technology to develop nanode array sensor microchips in January 2000.

    CombiMatrix has ten pending patent applications for its technologies. To date, no patents have been issued in the United States or any major foreign countries. However, in June 1999, CombiMatrix received a Notice of Allowance from the U.S. Patent and Trademark Office for the core patent on its novel biochip technology.

    In April 1996, we entered into a shareholder agreement with CombiMatrix's Vice President of Research and Development pertaining to certain matters relating to CombiMatrix. This agreement provides for the collective voting of shares owned by us and this individual for the election of certain directors to CombiMatrix's Board of Directors as designated by the individual and us as well as certain restrictions on the sale or transfer of the individual's shares of common stock in CombiMatrix.

GREENWICH INFORMATION TECHNOLOGIES LLC

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

    Greenwich Information Technologies does not currently own any patents. Greenwich Information Technologies is the licensing agent with respect to three issued U.S. patents and one application pending, for which it has received a Notice of Allowance. Foreign rights include patents issued in Japan, Mexico, and the Republic of China and a patent from the European Patent Office covering Austria, Belgium, Denmark, France, Germany, Greece, Italy, Luxembourg, Monaco, The Netherlands, Spain, Sweden, Switzerland, and the United Kingdom and an application pending in South Korea. Those patents that have already been issued were issued in the past six years and will not expire for a number of years. Greenwich Information Technologies has begun to pursue business opportunities with possible providers of information-on-demand systems and others involved in supplying related information-on-demand services.

MEDIACONNEX COMMUNICATIONS, INC.

    Mediaconnex was incorporated in December 1999 under the laws of the State of California as a business-to-business e-commerce company focused on the $90 billion advertising market. Mediaconnex is creating a digital marketplace for the sale of broadcast commercial inventory. Leveraging the speed, flexibility and connectivity of the Internet, Mediaconnex plans to work with broadcasters and media buyers to improve the media sales process. By partnering with Mediaconnex, broadcasters will be able to sell greater amounts of commercial inventory, expand their base of media buyers, increase revenues and decrease costs.

    Mediaconnex plans to generate revenues through transactional commissions for all media being purchased through the Mediaconnex marketplace.

MERKWERKS CORPORATION

    MerkWerks was incorporated in September 1995 under the laws of the State of California and is a software development company, developing software for use with CD-recordable disk drives for Macintosh platforms. The product is called CD WonderWriter-TM- or WonderWriter-TM-. MerkWerks is in the developmental stage and, to date, has not completed the development of its product or generated any revenues and no assurances can be given that MerkWerks will ever be able to successfully market this product. During 1999, MerkWerks had to rewrite a large portion of its code to remedy technological problems that arose in 1998 that delayed the release of this product. During this period, however, MerkWerks was able to better define its product.

    WonderWriter-TM- is a user friendly CD mastering environment providing highly automated mastering options. The product is focused towards the novice CD copying and mastering market where sophisticated CD layout options are not needed, but where a simple to use interface is critical.

    MerkWerks is currently exploring sales and licensing opportunities with hardware and software manufacturers.

SIGNATURE-MAIL.COM LLC

    Signature-mail.com was formed as a limited liability corporation under the laws of the State of Delaware in October 1997 and we invested in Signature-mail.com in April 1998. In February 1999, Signature-mail.com publicly launched its on-demand software service, which allows users to personalize their e-mail and computer documents with handwritten signatures, greetings, and drawings. Version 1.0 of Signature-mail-TM- includes contributions of the approximately 10,000 people who participated in beta testing. Signature-mail.com's website is a "virtual manufacturing plant"--open 24 hours a day, 7 days a week--producing customized software within seconds of receiving customers' orders. Signature-mail.com is compatible with the latest PC e-mail programs including Netscape Communicator/Messenger, Microsoft IE4/Outlook Express, Outlook 98, AOL 4.0, and Eudora Pro 4.1. Version 1.0 stores up to 25 handwritten images that the user creates. Each image, as well as its size and color, can be changed for each use with a simple click of the mouse. However, since its first software product has just been released, the market acceptance of such a product is uncertain. In addition, the software industry is highly competitive, and consequently, there can be no assurance that Signature-mail.com will obtain significant revenues or profitability.

    Signature-mail.com's mission is to become the leading provider of software services that personalize e-mail with proprietary mass customization technologies. Signature-mail.com will sell through electronic and conventional media and deliver its products directly to customers online. Signature-mail.com has several patent applications pending for unique features as well as methods used for the automated mass customization of the production and delivery of Signature-mail.com. Signature-mail.com is also developing additional proprietary technologies for other platforms and products. To date, no patents have been issued and there can be no assurance that patents will be issued, that their validity will be upheld if challenged or that they will have sufficiently broad scope to effectively limit competition for its software product.

SOUNDBREAK.COM INCORPORATED

    Soundbreak.com was incorporated in May 1999 under the laws of the State of California and has developed a dynamic music website that fuses the live entertainment value of radio with Internet technology. The site was launched on February 15, 2000.

    Soundbreak.com expects its music programming to attract an audience in the 15-35 year old demographic group. Furthermore, Soundbreak.com believes that this music will attract a high concentration of college students (18-24 year olds), and thus, initial consumer marketing efforts will be aimed at that demographic group. According to Jupiter Communications, there currently are 11.8 million college students on the Internet, and that group is expected to grow to
13.0 million by 2002.

    Soundbreak.com will provide streaming audio and video, engaging website content, and community tools such as chat rooms, discussion boards and instant messaging. Soundbreak.com's core feature is the music. Soundbreak.com's staff of professional digital jockeys (DJs) provides live hosting of music 24 hours a day. In addition, Soundbreak.com will provide 24-hour live technical support through an instant messaging system to assist users experiencing problems hearing the music on their computers. Cameras provide our users with streaming video of our DJs and studio. Soundbreak.com's website, which was designed by professional artists, provides users with an attractive visual experience. Initial focus groups conducted by Soundbreak.com suggest that members of our target market find the site attractive, engaging, and different from other online music sites.

    In addition to the sights and sounds, Soundbreak.com's website provides users with title, track and album information on the most recently played songs, information about our DJs and access to a database of music events throughout the world. Soundbreak.com has community features typical of websites (e.g., chat rooms, discussion boards and instant messaging), and also invites users to submit music and artwork for consideration to be used on the site. Soundbreak.com's music staff is committed to playing famous artists, new artists and user-submitted music in regular rotations. Soundbreak.com wants users to play a part in developing the look and feel of Soundbreak.com.

    Soundbreak.com anticipates relying on three sources of revenue. First, Soundbreak.com will offer "in-stream" advertisements (i.e., audio, radio-style ads), website advertising and sponsorship of special music events. Second, Soundbreak.com will offer two types of e-commerce. Users will be able to purchase a wide variety of music and CD's directly from our playlists. Soundbreak.com is also creating a private label Soundbreak-branded shopping environment specifically appealing to our audience. Soundbreak.com will receive a portion of the profit on all sales from both music and merchandise that originate at our site. Third, Soundbreak.com is sending targeted weekly e-mail newsletters to registered users who have signed up for them. Sponsorship and advertising can be placed in these newsletters through both text and audio links.

    Soundbreak.com's growth will come from marketing the current site and then replicating the Soundbreak.com model for fans of different music genres. Soundbreak.com's marketing plans for the current site include a combination of grass roots marketing, traditional off-line marketing and online marketing. Soundbreak.com has already begun a grass roots marketing effort. Soundbreak.com has over 40 field and campus reps in the top 24 domestic markets and is planning to expand to include the top 30 international markets.

SOUNDVIEW TECHNOLOGIES INC.

    Soundview Technologies was incorporated in March 1996 under the laws of the state of Delaware and has acquired and is developing intellectual property in the telecommunications field, including audio and video blanking systems, also known as V-chip technology. On March 12, 1998, the Federal Communications Commission approved the television guidelines rating system as well as the V-chip technical standards. Soundview Technologies owns the exclusive right and title to U.S. Patent #4,554,584, which describes a method for implementing the V-chip system in parallel with the existing closed-captioning circuits already in place in televisions. The FCC adopted this method as the technical standard for new televisions sold in the United States that will be required to have V-chip technology. The FCC regulations require that half of all new television models with screens 13 inches or larger incorporate the V-chip by July 1, 1999. By January 1, 2000, all such televisions must have the V-chip.

    Soundview Technologies' patent was issued in November 1985 and expires in July 2003. In April 1998, the U.S. Patent and Trademark Office issued a reexamination certificate confirming the approval of all existing and newly added claims of its issued patent. The reexamination was requested by Soundview Technologies in August 1996 to confirm the strength of its patent in light of other existing patents. Over 30 new prior art references were introduced and examined during the process, which took more than eighteen months for the Patent Office to complete. As a result, patentability of all original claims as issued was confirmed and 17 new claims more specific to the V-chip implementation were granted. Soundview Technologies' V-chip technology is a cost-effective method for V-chip implementation that can work with components currently in use in televisions. Soundview Technologies works with various inventors, consultants, and industry participants to enhance its existing technology as well as to develop new technologies and has filed three patent applications. Soundview Technologies intends to license its patent, along with its other intellectual property, to the manufacturers of the approximately 25 million new televisions sold each year in the United States. Soundview Technologies also intends to license companies who will include the V-chip technology in cable boxes, VCRs, and converter boxes. Soundview Technologies has also developed a V-chip set-top retrofit device, the V Chip Converter-TM-, for use with the approximately
250 million television sets in the United States that are "deaf" to V-chip signals; however, Soundview Technologies has no plans to market this device in the foreseeable future.

ACACIA CAPITAL MANAGEMENT

    On December 31, 1999, we closed our Acacia Capital Management division. Acacia Capital Management was a general partner in two private investment partnerships and was an investment advisor to two offshore private investment corporations. Costs associated with exiting this business were not material.

COMPETITION

    We expect to encounter competition in the area of business opportunities from other entities having similar business objectives, such as venture capital funds. Many of these potential competitors possess financial, technical, human, and other resources greater than our own.

    Our portfolio of Internet businesses compete in the electronic technology and Internet service arenas. The market for Internet products and services is rapidly evolving and highly competitive. Although we believe that the diverse segments of the Internet market will provide opportunities for more than one supplier of products and services similar to ours, it is possible that a single supplier may dominate one or more market segments. We believe the principal competitive factors in this market are name recognition, performance, ease of use, variety of value-added services, functionality and features, and quality of support. Competitors include a wide variety of companies and organizations, including Internet software, content, service and technology companies, telecommunication companies, cable companies and equipment/technology suppliers. Some of our existing competitors, as well as a number of potential new competitors, have greater financial, technical and marketing resources than our own.

    We may also be affected by competition from licensees of our products and technology. There can be no assurance that our competitors will not develop Internet products and services that are superior to those of our own or that achieve greater market acceptance than our offerings. Moreover, a number of our current advertising customers, licensees and partners have also established relationships with certain of our competitors, and future advertising customers, licensees and partners may establish similar relationships. We may also compete with online services and other website operators as well as traditional off-line media such as print and television for a share of advertisers' total advertising budgets. There can be no assurance that we will be able to compete successfully against our current or future competitors or that competition will not have a material adverse effect on our business, results of operations and financial condition.

REGULATION

    The regulatory scope of the Investment Company Act of 1940 ("Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding, or trading in securities. We believe that our anticipated principal activities will not subject us to regulation under the Investment Company Act. However, the Investment Company Act may also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. In such an event, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of our investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record-keeping, voting, proxy, disclosure, and other rules and regulations, all of which could incur significant registration and compliance costs. Accordingly, management will continue to review our activities from time to time with a view toward reducing the likelihood that we could be classified as an "investment company."

RESEARCH AND DEVELOPMENT

    Although we are not involved in research and development at this time, our consolidated subsidiaries are so involved. CombiMatrix incurred research and development related expenses of $1,667,000, $1,513,000 and $621,000 in 1999,
1998 and 1997, respectively.

    Our affiliates develop and market a variety of technology and Internet related products and services. These industries are characterized by rapid technological development. We believe that our future success will depend in large part on our subsidiaries' ability to continue to enhance their existing products and services and to develop other products and services, which complement existing ones. In order to respond to rapidly changing competitive and technological conditions, we expect our subsidiaries to continue to incur significant research and development expenses during the initial development phase of new products and services as well as on an on-going basis.

EMPLOYEES

    We and our consolidated subsidiaries have 93 full-time employees. We and our subsidiaries also rely on a number of key consultants and advisors. We believe that our future success will depend in large part on our ability to retain our key personnel and on our ability to attract, retain, train, and motivate additional highly skilled and dedicated employees. Neither we nor any of our subsidiaries are a party to any collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are excellent. From time to time, we may retain independent third parties to provide services on an "as needed" basis.

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statement.

FACTORS THAT MAY AFFECT FUTURE RESULTS

BECAUSE OUR BUSINESS OPERATIONS ARE SUBJECT TO MANY INHERENT AND UNCONTROLLABLE RISKS, WE CANNOT ASSURE OUR SUCCESS.

    We have significant economic interests in nine companies and take an active role in each enterprise's growth and advancement. Our business operations are therefore subject to numerous risks and all of the challenges, expenses and uncertainties inherent in the establishment of new business enterprises. Many of these risks and challenges are subject to outside influences over which we have no control, including technological advances, uncertain market acceptance, competition, increases in operating costs including costs of supplies, personnel, equipment, the availability and cost of capital, changes in general economic conditions and governmental regulation imposed under federal, state or local laws. We cannot assure that our business ventures will be able to market any product on a commercial scale, that these business ventures will ever achieve or maintain profitable operations or that they, or we, will be able to remain in business.

INVESTING IN EMERGING COMPANIES CARRIES A HIGH DEGREE OF RISK.

    Becoming involved in emerging companies is marked by a high degree of risk, including difficulties in selecting ventures with viable business plans and acceptable likelihoods of success and future profitability. There is a high probability of loss associated with investments in start-ups. We must also dedicate significant amounts of financial resources, management attention and personnel to identify and develop each new business opportunity, without any assurance that these expenditures will prove fruitful.

    We generally invest in start-up ventures with no operating histories, unproven technologies and products and, in some cases, start-up ventures needing identification and implementation of experienced management. Because of the uncertainties and risks associated with such start-up ventures, substantial losses associated with failed ventures should be expected. In addition, markets for venture capital in the United States are increasingly competitive. As a result, business opportunities may be lost and the terms of available financing and equity investments in start-ups may deteriorate. Also, we may be unable to participate in additional ventures because we lack the financial resources to provide them with full funding. We, as well as our subsidiaries, may need to depend on external financing to provide sufficient capital.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY IN THE FUTURE.

    Our operating results may vary significantly from quarter to quarter due to a variety of factors, including:

    - the operating results of our current and future subsidiaries;

    - the nature and timing of our investments in new businesses;

    - our decisions to acquire or divest interests in our current and future subsidiaries may create changes in losses or income and amortization of goodwill;

    - changes in our methods of accounting for our current and future subsidiaries may cause us to recognize gains or losses under applicable accounting rules;

    - the timing of the sales of securities of our current and future subsidiaries; and

    - the cost of future acquisitions could increase from intense competition from other potential acquirers of technology-related companies or ideas.

    We also expect to incur significant start-up expenses in pursuing and developing new business ventures. To date, we have lacked a consistent source of recurring revenue.

OUR FUTURE PLANS DEPEND GREATLY ON INCREASED USE OF THE INTERNET BY BUSINESSES AND INDIVIDUALS AND THUS OUR BUSINESS MAY SUFFER IF USE OF THE INTERNET FAILS TO GROW IN THE FUTURE.

    Our future plans depend greatly on increased use of the Internet for providing services and conducting business. Commercial use of the Internet is currently at an early stage of development and the future of the Internet is not clear. Because a significant amount of our resources will be allocated to our existing and future Internet companies, our business may suffer if commercial use of the Internet fails to grow in the future.

IF THE U.S. OR OTHER GOVERNMENTS REGULATE THE INTERNET MORE CLOSELY, OUR BUSINESS MAY BE HARMED.

    Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, pricing, content and taxation of Internet commerce. If the U.S. or other governments enact any additional laws or regulations it may impede the growth of the Internet and our Internet-related businesses and we could face additional financial burdens.

OUR SUBSIDIARIES' OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

    CombiMatrix, The GC Company, Greenwich Information Technologies, Launchpad, Mediaconnex, MerkWerks, Signature-mail.com, Soundbreak.com, and Soundview Technologies have generated no meaningful revenues to date. We anticipate that these subsidiaries' operating results are likely to vary significantly as a result of a number of factors, including:

    - the timing of new product introductions by each of these subsidiaries;

    - the stage of development of the business of each subsidiary;

    - the feasibility of the companies' technologies and techniques;

    - the novelty of the technology owned by these subsidiaries;

    - the level of product acceptance;

    - the strength of each of these subsidiaries' intellectual property rights, each subsidiary's ability to exploit and commercialize its technology;

    - the volume and timing of orders received and product line maturation;

    - the impact of price competition;

    - each subsidiary's ability to access distribution channels. Many of these factors are beyond the subsidiaries' control.

    We cannot provide any assurance that any subsidiary will experience growth in the future or be profitable on an operating basis in any future period.

THE UNCERTAINTY OF EMERGING COMPANIES AND THE POTENTIAL LACK OF MARKET ACCEPTANCE OF THEIR PRODUCTS DECREASES THE POSSIBILITY OF OUR SUCCESS.

    COMBIMATRIX. CombiMatrix was incorporated in October 1995 and began operations in April 1996. CombiMatrix is developing a proprietary method to synthesize DNA, peptides and chemical libraries on an active semiconductor chip with electrochemically generated reagents. Although CombiMatrix has been awarded three federal contracts, CombiMatrix is a developmental stage company without any significant current revenues. Its current activities relate almost exclusively to research and development.

    Our investment in CombiMatrix is subject to the risks associated with new technologies, including the viability of its technologies, unknown market acceptance, difficulties in obtaining financing, the strength of its intellectual property protection, increasing competition, and the ability to convert technology into revenues. In addition, because the technologies critical to the success of this industry are in their infancy, we cannot assure that CombiMatrix will be able to successfully implement its technologies. If its technologies are successful, CombiMatrix intends to pursue collaborations with pharmaceutical companies, which may include screening drug companies' or CombiMatrix's libraries and possibly licensing internally developed chemical compounds. We cannot assure that CombiMatrix, even if successful in developing its technologies, would be able to successfully implement collaborative efforts with pharmaceutical companies.

    CombiMatrix intends to vigorously protect its intellectual property rights. We cannot assure, however, that CombiMatrix's pending patent applications will issue or that a third party will not violate, or attempt to invalidate, CombiMatrix's intellectual property rights, possibly forcing CombiMatrix to expend substantial legal fees. Successful challenges to CombiMatrix's patents, if issued, would materially adversely affect CombiMatrix's business, operating results, financial condition and prospects.

    Other companies may be able to reverse-engineer CombiMatrix's technology without violating CombiMatrix's proprietary rights. CombiMatrix's existing protections also may not preclude competitors from developing products with features and prices similar to or better than those of CombiMatrix.

    GREENWICH INFORMATION TECHNOLOGIES. Greenwich Information Technologies was formed in June 1996 and is the exclusive marketing and licensing agent for a number of domestic and international patents and other intellectual property pertaining to information-on-demand systems. To date, Greenwich Information Technologies has yet to license any of its patents or other intellectual properties and has had a minimal level of operations. Although Greenwich Information Technologies believes that it has marketing and licensing rights to enforceable patents, we cannot assure that other companies will not challenge the underlying patents to these rights or develop competing technologies that infringe upon these patents. Furthermore, whether or not competing products emerge, it is uncertain if and to what extent Greenwich Information Technologies will be able to profitably market and license its rights to the information on-demand technology.

    SIGNATURE-MAIL.COM. Signature-mail.com was formed in October 1997 and has developed software services for use on the Internet that personalize e-mail with proprietary mass customization technologies. To date, Signature-mail.com has not generated any revenues. We cannot provide assurance that Signature-mail.com will ever be able to successfully market its products.

    Signature-mail.com has five patent applications pending for unique features as well as methods used for the automated mass customization of the production and delivery of e-mail. To date, no patents have yet been issued and we cannot provide assurance that patents will be issued, that their validity will be upheld if challenged or that they will have sufficiently broad scope to effectively limit competition for its software product.

    Our investment in Signature-mail.com is subject to the risks associated with new technologies and software, including the viability of Signature-mail.com's technologies, difficulties in obtaining financing, the ability to obtain intellectual property protection, competition, and rapid technological change.

    SOUNDVIEW TECHNOLOGIES. Soundview Technologies was formed in March 1996 to commercialize patent rights of a method of video and audio blanking technology, also known as V-chip technology, that screens objectionable television programming and blocks it from the viewer. Although Soundview Technologies believes that it owns an enforceable patent on this technology, we cannot assure that other companies will not challenge Soundview Technologies' patent rights or develop competing technologies that do not infringe Soundview Technologies' patent. Additionally, whether or not competing products emerge, it is uncertain if and to what extent Soundview Technologies will be able to profitably exploit its technology. The issued patent that Soundview Technologies owns expires in July 2003.

    MERKWERKS. MerkWerks was formed in September 1995 as a software development company, and its first product is expected to be software for use with CD-Recordable disk drives for Macintosh platforms. MerkWerks is in the developmental stage and, to date, has not completed the development of any products or generated any revenues. We cannot provide assurance that MerkWerks will ever be able to successfully develop or market its products. Merkwerks' product is substantially behind schedule and Merkwerks has scaled back its operations to conserve cash while continuing product development.

    The success of MerkWerks' software depends on whether it is accepted by original equipment manufacturers (OEMs) that produce CD-Recordable disk drives. We cannot assure that MerkWerks' software, if and when completed, will gain the acceptance of OEMs or ever be incorporated into CD-Recordable disk drives.

    SOUNDBREAK.COM. Soundbreak.com was formed in May 1999 and launched its lifestyle Internet site in February 2000 that combines a 24-hour worldwide web-cast highlighting new music hosted by on-air DJs with rich graphics, a music merchandise store, a strong community area that encourages participation and feedback, and other features. Soundbreak.com is in the developmental stage and the market acceptance for Soundbreak.com is uncertain. In addition, the industry it is entering is a rapidly changing and highly competitive environment. We cannot provide assurance that Soundbreak.com will generate revenues or achieve profitability.

    Soundbreak.com's success will be dependent on its ability to develop or obtain sufficiently compelling content to attract and retain an audience, its ability to form partnerships for music and merchandise fulfillment and distribution, and its ability to successfully market and establish its presence on the Internet. In addition, Soundbreak.com will depend upon intellectual property rights and licensed material and any intellectual property claims against Soundbreak.com can be costly and could result in the loss of significant rights.

    LAUNCHPAD. Launchpad was formed in November 1999 to incubate and accelerate the development of new Internet companies. Launchpad will provide seed capital and an environment that enables ideas to grow and get to market quickly. Using our marketing, finance, strategic planning, recruiting, and legal resources together with Launchpad's development teams, entrepreneurs can focus solely on developing great products and services. Once a company is past the incubation stage, we can provide additional funding through direct investments and capital secured from other strategic venture investors. Launchpad's business model is new and unproven and may not be able to develop successful Internet business.

    MEDIACONNEX. Mediaconnex was formed in December 1999, and is developing software that performs inventory and sales management functions for television and cable broadcasters. The software can then broadcast the data over the Internet to provide business to business Internet services between the broadcasters and the buying community where sales, research and information requests will occur. To date,

Mediaconnex has not generated any revenues. We cannot provide assurance that Mediaconnex will ever be able to successfully market its services.

WE CANNOT PROVIDE ASSURANCE THAT OUR SUBSIDIARIES WILL BE ABLE TO OBTAIN NECESSARY ADDITIONAL FINANCINGS.

    To date, our subsidiaries have primarily relied upon selling equity securities, including sales to and loans from us, to generate the funds they needed to finance implementing their plans of operations. Our subsidiaries may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interest.

    We cannot assure that our subsidiaries will continue to be able to obtain financing or obtain financing on favorable terms.

OUR SUCCESS DEPENDS ON OUR ABILITY TO RESPOND TO THE RAPID CHANGES IN TECHNOLOGY AND DISTRIBUTION CHANNELS.

    The markets for our subsidiaries' products and services are characterized by:

    - rapidly changing technology;

    - evolving industry standards;

    - frequent new product and service introductions;

    - shifting distribution channels; and

    - changing customer demands.

    Our success will depend on our subsidiaries' ability to adapt to this rapidly evolving marketplace. Our subsidiaries may be unable to adequately adapt products and services or acquire new products and services that can compete successfully. In addition, our subsidiaries may be unable to establish and maintain effective distribution channels.

BECAUSE WE AND OUR SUBSIDIARIES ARE SUBJECT TO INTENSE COMPETITION IN THE INTERNET MARKET, WE MAY BE UNSUCCESSFUL AND COMPETITION MAY DRIVE OUR POTENTIAL REVENUES DOWN.

    The market for technology and Internet products and services is highly competitive. Moreover, the market for Internet products and services lacks significant barriers to entry, enabling new businesses to enter this market relatively easily. Competition in the market for Internet products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our products and services. In addition, many of our current and potential competitors have greater financial, technical, operational, and marketing resources. We may not be able to compete successfully against these competitors in selling our goods and services. Competitive pressures may also force prices for Internet goods and services down and these price reductions may reduce our potential revenues.

SELLING ASSETS OF, OR INVESTMENTS IN, THE COMPANIES THAT WE HAVE ACQUIRED AND DEVELOPED PRESENTS RISKS.

    An element of our business plan involves selling, in public or private offerings, our subsidiaries and future subsidiary companies, or portions thereof, that we have acquired and developed. Market and other conditions largely beyond our control affect:

    - our ability to engage in these sales;

    - the timing of these sales; and

    - the amount of proceeds from these sales.

OUR GROWTH PLACES STRAINS ON OUR MANAGERIAL, OPERATIONAL, AND FINANCIAL
RESOURCES.

    Our growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. Further, as the number of our subsidiary companies and their respective businesses grow, we will be required to manage multiple relationships. Any further growth by us or our subsidiary companies or an increase in the number of strategic relationships will increase this strain on our managerial, operational, and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to successfully implement our business plan. In addition, our future success depends on our ability to expand our organization to match the growth of our business and our subsidiary companies.

IF OUR SUBSIDIARY COMPANIES ARE SUCCESSFUL, THEY WILL NEED QUALIFIED MARKETING AND SALES PERSONNEL. WE CANNOT ASSURE THAT OUR SUBSIDIARY COMPANIES WILL BE ABLE TO ASSEMBLE AND RETAIN THE NECESSARY MANAGEMENT AND MARKETING TEAMS.

    CombiMatrix, Greenwich Information Technologies, Mediaconnex, MerkWerks, Signature-mail.com, Soundbreak.com, and Soundview Technologies have generated no significant revenues to date. We cannot assure that these companies will be able to meet their anticipated working capital needs to develop their products and services. If they fail to properly develop these products and services, they will be unable to generate meaningful product sales. If they successfully develop commercially viable products and services, these companies will need to expand their management personnel. Some of these companies will require our assistance to identify and implement experienced management teams, but we cannot provide assurance that these companies will successfully assemble qualified and effective management teams.

    Additionally, unlike Greenwich Information Technologies and Soundview Technologies, which intend to primarily license their respective technologies to third parties for commercial exploitation, CombiMatrix and MerkWerks currently intend to develop, market, sell and license their respective products and services directly to customers. Because CombiMatrix and MerkWerks have not completed the research and development of their products, they have not hired marketing and sales personnel or finalized strategic marketing plans. We cannot assure that CombiMatrix and MerkWerks will be able to attract and retain qualified marketing and sales personnel or that any marketing efforts undertaken by the companies will be successful.

FOR OUR BUSINESS AND OUR SUBSIDIARIES TO SUCCEED, WE MUST ATTRACT AND RETAIN QUALIFIED PERSONNEL. BECAUSE OF INTENSE COMPETITION FOR THESE INDIVIDUALS, WE MAY FACE DIFFICULTIES IN RETAINING, ATTRACTING AND MOTIVATING THESE INDIVIDUALS.

    Our success will depend on our ability to attract, retain and motivate the qualified personnel that will be essential to our current plans and future development. Competition for qualified personnel is intense and we cannot provide assurance that we will successfully retain our existing key employees or attract and retain any additional personnel we may require. In particular, the success of our business and each of our affiliates will also be greatly determined by our ability to retain and motivate the individuals discussed in the following paragraphs.

    COMBIMATRIX. CombiMatrix's success will significantly depend upon the continued services of CombiMatrix's Vice President-Research and Development. We maintain key person life insurance coverage with respect to this individual in the amount of $1,000,000.

    GREENWICH INFORMATION TECHNOLOGIES. Greenwich Information Technologies' success will significantly depend upon the continued services of H. Lee Browne, Greenwich Information Technologies' President and Chief Executive Officer. Neither we nor Greenwich Information Technologies maintain key person life insurance coverage for Mr. Browne.

OUR AFFILIATES FACE INTENSE COMPETITION AND WE CANNOT ASSURE THAT THEY WILL BE SUCCESSFUL.

    COMBIMATRIX. The pharmaceutical and biotechnology industries are subject to intense competition and rapid and significant technological change. Many organizations are actively attempting to identify and optimize compounds and build libraries for potential pharmaceutical development. If CombiMatrix's technologies are successful, CombiMatrix will compete directly with the research departments of pharmaceutical companies, biotechnology companies, other combinatorial chemistry companies, and research and academic institutions. In addition to having existing strategic relationships with pharmaceutical companies, many of these competitors have greater financial and other resources, and more experience in research and development than CombiMatrix. Historically, pharmaceutical companies have maintained close control over their research activities, including the synthesis, screening, and optimization of chemical compounds. Many of these companies, which represent the greatest potential market for CombiMatrix's services and compounds, are developing combinatorial chemistry and other methodologies to improve productivity. In addition, these companies may already have large collections of compounds previously synthesized or ordered from chemical supply catalogs or other sources which they may screen new targets against.

    Other sources of compounds include compounds extracted from natural products, such as plants and microorganisms, and compounds created using rational drug design. CombiMatrix is joined by academic institutions, governmental agencies and other research organizations in conducting research in these areas, either on their own or through collaborative efforts.

    CombiMatrix anticipates that it will face increased competition in the future as new companies enter the market and advanced technologies become available. CombiMatrix's processes may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of CombiMatrix's competitors. The existing approaches of CombiMatrix's competitors or new approaches or technology developed by CombiMatrix's competitors may be more effective than those developed by CombiMatrix.

    SIGNATURE-MAIL.COM. The software industry is highly competitive. Signature-mail.com seeks to achieve a competitive advantage through proprietary technology. Signature-mail.com has five pending patent applications. However, no patents have been issued yet and we cannot assure that the patents will be issued, that they will withstand challenges to their validity or that they will have sufficiently broad scope to effectively limit competition for its software product.

    MERKWERKS. There are a number of CD-Recordable disk drive software packages on the market. MerkWerks' first product is not yet complete or ready for sale. Thus, the acceptance of MerkWerks' software in the market is unproven and speculative. The markets for software products are intensely competitive and are characterized by rapid changes in technological standards. MerkWerks faces competition from large companies with substantial technical, marketing and financial resources, allowing them to aggressively develop, enhance and market competing products. These advantages may allow competitors to dominate distribution channels and to respond more quickly than MerkWerks to emerging technologies or to changing customer requirements. Numerous actions by these competitors, including price reductions and product giveaways, increased promotion, the introduction of enhanced products and product bundling could have a material adverse effect on MerkWerks' ability to develop and market its software products and on its business, financial condition and operating results.

    SOUNDBREAK.COM. The market for the online promotion and distribution of music and related merchandise is highly competitive and rapidly changing. The number of websites competing for the attention and spending of consumers, advertisers and users has increased, and we expect it to continue to increase because there are few barriers to entry to Internet commerce. Soundbreak.com faces competitive pressures from numerous actual and potential competitors. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Certain companies have announced agreements to work together to offer music over the Internet, and Soundbreak.com may face increased competitive pressures as a result. Many of Soundbreak.com's current and potential competitors in the Internet and music entertainment businesses may have substantial competitive advantages, including: longer operating histories; significantly greater financial, technical and marketing resources; greater brand name recognition; existing customer bases; and more popular content.

    These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services than Soundbreak.com can. Web sites maintained by existing and potential competitors may be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to Soundbreak.com's website.

    MEDIACONNEX. The market for the sale of commercial inventory for television and cable broadcasters is highly competitive and rapidly changing. In addition to the long-standing traditional sales channels, there are a number of newly created web-based sites competing for market acceptance among the broadcasters and media buyers. Because Mediaconnex's software is not yet complete, acceptance of its software and business model in the market is unproven and speculative. Moreover, because there are few barriers to entry, competition is likely to increase, including the probability of established competitors expanding their current offering of services. Many of the current and potential competitors to Mediaconnex may have substantial competitive advantages relative to Mediaconnex, including longer operating histories as well as greater financial, technical or marketing resources.

WE CANNOT ASSURE THAT WE WILL BE ABLE TO EFFECTIVELY PROTECT OUR SUBSIDIARIES' PROPRIETARY TECHNOLOGY.

    The success of the business of CombiMatrix, Greenwich Information Technologies, Signature-mail.com, Soundview Technologies, Mediaconnex, and MerkWerks relies, to varying degrees, on proprietary rights and their protection or exclusivity. CombiMatrix, Greenwich Information Technologies, Signature-mail.com and Soundview Technologies will depend largely on the protection of enforceable patent rights. Mediaconnex, CombiMatrix and Signature-mail.com currently have applications on file with the U.S. Patent and Trademark Office seeking patents on their core technologies, while Greenwich Information Technologies and Soundview Technologies have patents or rights to patents that have been issued as well as have additional patents pending. MerkWerks intends to rely on a combination of statutory and common law, copyright, trademark and trade secret law, and licensing agreements to protect its software product. We cannot assure that pending patent applications will issue, third parties will not violate, or attempt to invalidate the subsidiaries' intellectual property rights, or certain aspects of the subsidiaries' intellectual property will not be reverse-engineered by third parties without violating the subsidiaries' proprietary rights.

    In addition to the protection that may be afforded by patents and the various laws protecting proprietary rights, the subsidiaries enter into confidentiality agreements with third parties and generally limit access to information relating to their intellectual property. Despite these precautions, third parties may be able to gain access to and use their intellectual property to develop similar competing technologies and/or products. Any substantial unauthorized use of the affiliates patent and other proprietary rights could materially and adversely affect their business and operational results.

BECAUSE EACH SUBSIDIARY'S SUCCESS GREATLY DEPENDS ON THEIR ABILITY TO DEVELOP AND MARKET NEW PRODUCTS AND SERVICES, WE CANNOT ASSURE THAT OUR SUBSIDIARIES WILL BE SUCCESSFUL IN THE FUTURE.

    The markets for each subsidiary's products are also marked by extensive competition, rapidly changing technology, frequent product improvements, and evolving industry standards. The success of each subsidiary will depend on its ability to develop and market new products and services or enhance existing ones to meet the evolving needs of the market. We cannot assure that our affiliates' existing or future products and services will be successful or profitable. In addition, we cannot assure other developers' products, services or technologies will not render our subsidiaries' products and services noncompetitive or obsolete.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE CANNOT ASSURE THAT OUR OPERATIONS WILL BE PROFITABLE.

    We commenced operations in 1993 and, accordingly, have a limited operating history. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies with such limited operating histories. Since we have a limited operating history, we cannot assure that our operations will be profitable or that we will generate sufficient revenues to meet our expenditures and support our activities.

    To date, we have relied upon the sale of our equity securities to generate the funds needed to finance the implementation of our plan of operations. In the past, we have also relied on gains from the sale of investment securities, including those of CombiMatrix, Soundview Technologies, and MerkWerks, as well as equity interests in Greenwich Information Technologies as additional sources of revenue. To date, we have not experienced any significant liquidity event with respect to our affiliates.

WE MAY NEED TO SEEK ADDITIONAL FINANCING IN THE FUTURE, BUT CANNOT PROVIDE ASSURANCE THAT WE WILL BE ABLE TO OBTAIN NEEDED FINANCING ON FAVORABLE TERMS.

    As of December 31, 1999, we had working capital of $39.9 million and stockholders' equity of $45.3 million based on our consolidated financial statements. However, a portion of these funds were held by our consolidated subsidiaries and thus are restricted to use in the business of the particular subsidiary.

    We cannot assure that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt, or other external financings, however, we cannot assure that additional funding will be available on favorable terms, if at all.

ALTHOUGH WE HOLD MINORITY POSITIONS IN CERTAIN SUBSIDIARIES, WE DO NOT HAVE THE ABILITY TO CONTROL THEIR DECISION MAKING OR DAY TO DAY OPERATIONS.

    GREENWICH INFORMATION TECHNOLOGIES. We currently maintain a membership interest of 33.3% in Greenwich Information Technologies. Although we are a senior member of Greenwich Information Technologies, we do not hold a majority of the board of three senior members, and we have no control over its day-to-day operations. The day-to-day operations are currently directed by the Chief Executive Officer, H. Lee Browne.

    SIGNATURE-MAIL.COM. We have a membership interest of 25% in Signature-mail.com. Although we are a senior member of Signature-mail.com, we do not hold a majority of the board of three senior members, and we have no control over its day-to-day operations. The day-to-day operations are currently directed by the Chief Executive Officer, H. Lee Browne.

    MEDIACONNEX. We currently own 73.77% of the outstanding Series A Preferred Stock of Mediaconnex. The holders of the Series A Preferred Stock, voting together as a class, have the right to designate two members to the Board of Directors giving us the right to control 40% of the Board of Directors. To date, Paul Ryan, our President and Chief Executive Officer, and Peter Frank, our Chief Financial Officer, have been appointed to the Board of Directors. This minority position and board representation gives us influence over, but not the ability to control, the decision-making at Mediaconnex. The day-to-day operations are currently controlled by Sean Atkins, the President and a member of the Board of Directors of Mediaconnex.

    EC COMPANY. We own a 7.6% interest in EC Company and have no board representation. We thus do not have the ability to control the decision-making at EC Company.

ITEM 2. PROPERTY

    We lease a 5,449 square foot and a 3,480 square foot office in Pasadena, California. These lease agreements terminate in April 2003 and December 2001, respectively. MerkWerks and Launchpad are currently located at our facilities. Our other consolidated subsidiaries, CombiMatrix, Soundbreak.com, and Soundview Technologies, lease facilities in the San Francisco, California, West Hollywood, California and Greenwich, Connecticut areas, respectively. We are presently seeking other facilities to accommodate our growing business, including other wholly owned divisions or subsidiary companies.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 9, 1999, we held a special meeting of stockholders. At the meeting, the following matters were considered and approved:

        1. A proposal to change our state of incorporation from California to Delaware was approved, with 6,015,357 shares of Common Stock voted for this proposal, 196,044 shares of Common Stock voted against this proposal, and 40,560 shares of Common Stock abstaining from the vote.

        2. A proposal to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000 and to authorize the issuance of up to 20,000,000 shares of preferred stock was approved, with 5,882,463 shares of common stock voted for this proposal, 308,281 shares of common stock voted against this proposal, and 61,219 shares of common stock abstaining from the vote.

        3. Amendments to the Company's 1996 Stock Option Plan were approved, with 5,769,828 shares of common stock voted for this proposal, 365,828 shares of common stock voted against this proposal, and 116,225 shares of common stock abstaining from the vote.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

RECENT MARKET PRICES

    Our common stock began trading under the symbol ACRI on the Nasdaq National Market System on July 8, 1996. Prior to our listing on the Nasdaq National Market System and subsequent to June 15, 1995 when our Registration Statement on Form SB-2 became effective under the Securities Act of 1933, as amended (the "Securities Act"), our common stock traded under the same symbol in the over-the-counter market. Preceding June 15, 1995, there had been no public market for our common stock.

    The markets for securities, such as our common stock, historically have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in our industry and the investment markets generally, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock.

    On March 16, 1998, our Board of Directors declared a two-for-one split of our common stock in the form of a 100% stock dividend. We distributed the stock dividend on or about June 12, 1998 for each share held of record at the close of business on May 29, 1998. All share information presented herein is adjusted for the stock split.

    The high and low bid prices for our common stock as reported by the Nasdaq Stock Market for the periods indicated are as follows as adjusted for the stock split. Such prices are interdealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                                  HIGH            LOW
                                                              -------------   -----------
FISCAL YEAR 1999
First Quarter...............................................  $ 4 15/16       $ 3 1/8
Second Quarter..............................................  $ 9             $ 3 1/2
Third Quarter...............................................  $16 3/4         $ 6 5/8
Fourth Quarter..............................................  $32 7/8         $14 1/8

FISCAL YEAR 1998
First Quarter...............................................  $ 9 1/2         $ 2 3/4
Second Quarter..............................................  $ 9 7/8         $ 6 5/8
Third Quarter...............................................  $ 8 7/8         $ 2 7/8
Fourth Quarter..............................................  $ 6 25/32       $ 3 5/8

    On March 17, 2000, the closing bid and asked quotations for our common stock were $47.00 and $47.69, respectively, per share.

    On March 17, 2000, there were approximately 257 owners of record of our common stock. The majority of the outstanding shares of the common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

DIVIDEND POLICY

    To date, we have not declared or paid any cash dividends with respect to our capital stock and the current policy of the Board of Directors is to retain earnings, if any, to provide for the growth of the company. Consequently, no cash dividends are expected to be paid in the foreseeable future. Further, there can be no assurance that our proposed operations will generate revenues and cash flow needed to declare a cash dividend or that we will have legally available funds to pay dividends.

DESCRIPTION OF SECURITIES

    We are authorized to issue up to 60,000,000 shares of common stock, $0.001 par value, of which 14,235,431 shares of common stock have been issued and are outstanding as of March 17, 2000 and 20,000,000 shares of preferred shares, $0.001 par value, none of which are issued or outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted on by the shareholders, and to cumulate votes in the election of directors. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution, or winding up of the company, the holders of common stock are entitled to share ratably in all assets of the company which are legally available for distribution, after payment of all debts and other liabilities. Holders of common stock have no preemptive, subscription, redemption, or conversion rights.

TRANSFER AGENT AND REGISTRAR

    U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204-2991, is the Transfer Agent and Registrar for our common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data set forth below as of December 31, 1999 and December 31, 1998 and for the years ended December 31, 1999, 1998, and 1997 have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including the notes thereto). The selected financial data as of December 31, 1997, 1996, and 1995 and for the years ended December 31, 1996 and 1995 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the Securities and Exchange Commission (the "SEC").

                                          1999          1998         1997(3)        1996          1995
                                      ------------   -----------   -----------   -----------   -----------
Revenues
  Capital management fee income.....  $    122,000   $   382,000   $   491,000   $    58,000   $     3,000
  Management fee income.............            --            --            --     1,400,000            --
                                      ------------   -----------   -----------   -----------   -----------
  Total Revenues....................       122,000       382,000       491,000     1,458,000         3,000
Operating Expenses(1)...............     9,686,000     6,224,000     3,911,000     2,640,000     1,399,000
                                      ------------   -----------   -----------   -----------   -----------
Operating Loss......................    (9,564,000)   (5,842,000)   (3,420,000)   (1,182,000)   (1,396,000)
Other income (expense)..............      (842,000)     (545,000)     (100,000)    1,604,000     3,515,000
                                      ------------   -----------   -----------   -----------   -----------
(Loss) income before income taxes
  and minority interest.............   (10,406,000)   (6,387,000)   (3,520,000)      422,000     2,119,000
(Provision) benefit for income
  taxes.............................       (20,000)           --       250,000      (606,000)     (288,000)
                                      ------------   -----------   -----------   -----------   -----------
(Loss) income before minority
  interests.........................   (10,426,000)   (6,387,000)   (3,270,000)     (184,000)    1,831,000
Minority interests..................     2,229,000       198,000       411,000       201,000            --
                                      ------------   -----------   -----------   -----------   -----------
Net (loss) income...................  $ (8,197,000)  $(6,189,000)  $(2,859,000)  $    17,000   $ 1,831,000
                                      ============   ===========   ===========   ===========   ===========
(Loss) earnings per common share
  Basic.............................  $      (0.75)  $     (0.69)  $     (0.58)  $      0.00   $      0.54
  Diluted...........................  $      (0.75)  $     (0.69)  $     (0.58)  $      0.00   $      0.39

Weighted average number of common
  and potential common shares for
  computation of (loss) earnings per
  share(2)
  Basic.............................    10,871,423     8,971,272     4,962,286     3,826,014     3,401,584
  Diluted...........................    10,871,423     8,971,272     4,962,286     4,976,434     4,733,212

CONSOLIDATED BALANCE SHEET DATA:
                                          1999          1998         1997(3)       1996(3)        1995
                                      ------------   -----------   -----------   -----------   -----------
Total assets........................  $ 51,791,000   $19,769,000   $ 8,854,000   $ 5,175,000   $ 3,844,000
Long-term indebtedness..............  $         --   $ 1,222,000   $        --   $        --   $        --
Total liabilities...................  $  1,633,000   $ 1,828,000   $   447,000   $   837,000   $   358,000
Minority interests..................  $  4,896,000   $        --   $   227,000   $   380,000   $    11,000
Stockholders' equity................  $ 45,262,000   $17,941,000   $ 8,180,000   $ 3,959,000   $ 3,475,000

--------------------------

(1) Includes write-downs in 1999, 1998, 1997 and 1996 of $9,000, $101,000
    $272,000 and $559,000, respectively, relating to three promissory notes held by the company which are secured by the stock of Whitewing Labs, Inc. and the company.

(2) Potential common shares in 1999, 1998, and 1997 have been excluded from per share calculation because the effect of their inclusion would be anti-dilutive.

(3) In 1997, the company acquired a controlling interest in Soundview Technologies. The 1996 amounts have been restated for the effects of the company's increased interest in Soundview Technologies. Prior to this restatement, the company reported losses of $161,000 in equity in earnings of affiliates and net income of $293,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Acacia Research is currently engaged in developing new technology-related businesses. By providing seed capital, critical management and technical advice, and on-going operational support, we provide an infrastructure that allows early-stage companies to focus on their core strengths: creating new products and services. This support, in turn, allows developing businesses the opportunity to reduce their time to market. We also obtain ownership positions, through strategic investments, in businesses that fit well with our existing operating companies.

    The venture capital business is marked by a high degree of risk due to inherent uncertainties. There are uncertainties associated with identifying and developing new business opportunities, selecting ventures with acceptable likelihood of success and future profitability, and in the competitive nature of the venture capital business. Identifying and developing each new business opportunity requires us to dedicate significant amounts of financial resources, management attention, and personnel, with no assurance that these expenditures will be recouped. We also have operations involving businesses that hold intellectual property rights, most of which are involved in developing new or unproven technologies. There is no assurance that any or all such technologies will be successful, and even if successful, that the development of such technologies can be commercialized. In addition, we have operations in Internet businesses which are subject to the risks associated with Internet start-ups. These include the viability of the business strategy, unknown customer acceptance, difficulties in obtaining financing, the ability to obtain intellectual property rights, competition, and the impact of applicable laws and regulations.

    In the following discussion and analysis, the period-to-period comparisons must be viewed in light of the impact that the acquisition and disposition of securities of various business interests has had on the financial condition and results of operations. In 1999, the financial condition and results of operations were highlighted primarily by the investment in our new subsidiary, Soundbreak.com, and the expansion associated with CombiMatrix's research and development. In 1998, the financial condition and results of operations were highlighted primarily by the investment in Signature-mail.com, and the expenses associated with CombiMatrix's increased research and development efforts, and expenses related to an increase in headcount. In 1997, the financial condition and results of operations were highlighted by the acquisition of a majority ownership interest in Soundview Technologies, the settlement of a lawsuit and the cost of several filings with the SEC relating to the Soundview Technologies acquisition and the registration of shares of our common stock.

    As a result of the impact of each of these activities that we have undertaken and will continue to undertake, as well as the start-up nature of most of our subsidiaries, the results of operations are volatile and do not fall into repeatable patterns. Consequently, past performance is not necessarily indicative of future performance.

ACQUISITION AND OPERATING ACTIVITIES

    During 1999, we and our majority-owned subsidiaries began to significantly increase financing, acquisition and operating activities. We intend to continue to invest in growing our business and developing new Internet and technology-related subsidiaries. Financing activities are listed in the Liquidity and Capital Resources section that follows. Highlights of the acquisition and operating activities for the year ended December 31, 1999 include:

    SECOND QUARTER:

    - Formation of Soundbreak.com, a majority-owned subsidiary that has developed a dynamic music website that fuses the live entertainment value of radio with the power of the Internet.

    - Purchase of additional shares of common stock of MerkWerks which increased our equity ownership from 89.6% to 99.9%.

    FOURTH QUARTER:

    - Formation of Launchpad, a wholly owned subsidiary whose mission is to incubate and accelerate the development of new Internet businesses.

    - Acquisition of a 31% ownership interest in Mediaconnex.

    - Closing of Acacia Capital Manangement division, which was a general partner in two private investment partnerships and an investment advisor to two offshore private investment corporations.

    - Purchase of a 7.6% interest in EC Company, which was finalized in January 2000.

EFFECT OF VARIOUS ACCOUNTING METHODS ON OUR RESULTS OF OPERATIONS

    The various interests that we acquire in our subsidiaries are accounted for under two broad methods: consolidation and equity method. The applicable accounting method is generally determined based on our voting interest in a subsidiary.

    CONSOLIDATION. Subsidiary companies in which we directly or indirectly own more that 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a subsidiary company's accounts are reflected within our Consolidated Statements of Operations. Participation of other shareholders in the earnings or losses of a consolidated subsidiary is reflected in the caption "Minority Interests" in our Consolidated Statement of Operations. Minority interests adjust our consolidated net results of operations to reflect only our share of the earnings or losses of the subsidiary. As of December 31, 1998, we accounted for three of our subsidiaries under the consolidation method. As of December 31, 1999, we accounted for five of our subsidiaries under this method.

    Our subsidiaries accounted for under the consolidation method of accounting at December 31, 1999 and December 31, 1998 included:

                                                                      OWNERSHIP
                                                    SUBSIDIARY   -------------------
                                                      SINCE      12/31/99   12/31/98
                                                    ----------   --------   --------
CONSOLIDATION METHOD:
CombiMatrix Corporation...........................     1995        50.0%      52.7%
MerkWerks Corporation.............................     1995        99.9%      89.6%
Soundview Technologies Incorporated...............     1996        66.7%      66.7%
Soundbreak.com Incorporated.......................     1999        73.6%        --
Acacia Launchpad LLC..............................     1999       100.0%        --

    EQUITY METHOD. Subsidiaries whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a subsidiary depends on an evaluation of several factors including, among others, representation on the subsidiary's Board of Directors and ownership level, which is generally 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the subsidiary. Under the equity method of accounting, a subsidiary's accounts are not reflected within our Consolidated Statements of Operations; however, our share of the earnings or losses of the subsidiary is reflected in the caption "Equity income (loss) of affiliates" in the Consolidated Statements of Operations. As of December 31, 1999 and December 31, 1998, we accounted for four and three subsidiaries, respectively, under the equity method of accounting. Our subsidiaries accounted for under the equity method of accounting at December 31, 1999 and 1998 included:

                                                                      OWNERSHIP
                                                    SUBSIDIARY   -------------------
                                                      SINCE      12/31/99   12/31/98
                                                    ----------   --------   --------
EQUITY METHOD:
Whitewing Labs, Inc...............................     1993        23.7%      23.5%
Greenwich Information Technolgies LLC.............     1996        33.3%      33.3%
Signaturemail.com llc.............................     1998        25.0%      25.0%
Mediaconnex Commnications, Inc....................     1999        31.0%        --

    In most cases, we have representation on the Board of Directors of the above-listed companies, including those in which we hold non-voting securities. In addition to our investments in voting and non-voting equity and debt securities, we also periodically make advances to our subsidiaries in the form of promissory notes.

RESULTS OF OPERATIONS

                                            1999          1998          1997
                                         -----------   -----------   -----------
Revenues...............................  $   122,000   $   382,000   $   491,000
Operating expenses.....................   (9,686,000)   (6,224,000)   (3,911,000)
Other expense, net.....................     (842,000)     (545,000)     (100,000)
Minority interests.....................    2,229,000       198,000       411,000
(Provision) benefit for income taxes...      (20,000)           --       250,000
                                         -----------   -----------   -----------
  Net loss.............................   (8,197,000)   (6,189,000)   (2,859,000)
                                         ===========   ===========   ===========

1999 COMPARED TO 1998

    NET REVENUE. Our reported net revenues decreased to $122,000 in 1999 from $382,000 in 1998 primarily due to lower returns and the winding down of the Acacia Capital Management division. Acacia Capital Management was a general partner in two domestic private investment partnerships and was an investment advisor to two offshore private investment corporations. The level of management and performance fee revenue we received was dependent on the amount of money invested in the funds managed by us. We closed this division because we intend to aggressively focus our efforts on developing our affiliate companies and incubating new companies. The closing of the funds also contributed to the decrease in the equity income of partnerships with recognized losses of $1,000 in 1999 from income of $184,000 in 1998.

    OPERATING EXPENSES. Total operating expenses increased to $9,686,000 in 1999 from $6,224,000 in 1998 primarily due to an increase in marketing, general and administrative expenses. Our marketing, general and administrative costs consist primarily of employee compensation, outside services such as legal, accounting and consulting, rent, and travel-related costs. We expanded our operations during 1999 to grow our infrastructure, including additions to personnel and office space. During 1999, Soundbreak.com was incorporated and launched its music lifestyle destination website. This quick progress from a developmental stage enterprise to a full functioning interactive music website required significant funding. We anticipate continued dedication of substantial resources to enhance the website and that these costs may substantially increase in future periods. Product development and commercialization requires additional personnel in areas such as regulatory affairs, marketing and general operations. To help meet these needs, during 1999 CombiMatrix increased its employee base and made extensive use of consultants to assist in solving specialized issues or providing particular services and expects to hire additional managerial and clerical employees.

    OTHER EXPENSE. Other expense increased to $842,000 in 1999 from $545,000 in 1998 due to the following: an increase of $219,000 in the equity in losses of affiliates, an increase of $124,000 in interest expense, an increase of $87,000 in interest income, increase in other income of $144,000 and a decrease in the equity in income of partnerships of $185,000. Equity in losses of affiliates increased due primarily to additional losses recognized for Signature-mail.com and Whitewing of $129,000 and $128,000, respectively. These losses are due to Signature-mail.com further seeking proprietary software in order to excel in a highly competitive software industry and a decrease in net revenue for Whitewing due to an intensely competitive market with short product life cycles and rapid price declines. Interest expense increased compared to the prior year due primarily to additional amortization of the discount associated with the CombiMatrix note. Interest income increased due to an increase in the average cash balance of the company. The increase in other income is due to grants received by CombiMatrix for further development of the biochip from the Department of Defense and the Department of Energy. Lastly, the closing of the investment funds, in which we participated in, contributed to the decrease in the equity income of partnerships with recognized losses of $1,000 in 1999 from income of $184,000 in 1998.

    MINORITY INTERESTS. Minority interests increased to $2,229,000 in 1999 from $198,000 in 1998, primarily reflecting minority interest in net losses of two subsidiaries that obtained outside equity financing during 1999, including CombiMatrix and Soundbreak.com.

1998 COMPARED TO 1997

    NET REVENUE. The reported net revenues decreased to $382,000 in 1998 from $491,000 in 1997 due to a decrease in capital management fee income derived from the four investment funds that we managed. During 1998, the funds generated lower returns, which resulted in lower performance fees.

    OPERATING EXPENSES. Total operating expenses increased to $6,224,000 during 1998 from $3,911,000 during 1997 primarily due to the amortization of patents and goodwill arising from the purchase of a majority ownership interest in Soundview Technologies and the acquisition of additional equity interests in CombiMatrix, MerkWerks and Soundview Technologies. We recorded amortization expenses relating to patents and goodwill of $1,568,000 in 1998 compared to $459,000 in 1997. Research and development costs further contributed to the increase due to the continued efforts of CombiMatrix's industrial design, development and marketing of its products. Marketing, general and administrative expenses contributed to the increase due to the general expansion of our company, including an increase in the number of personnel as we added marketing and general office staff as well as higher wages and payroll expenses. Marketing, general and administrative expenses during 1998 included the consolidation of Soundview Technologies for the full twelve-month period, while expenses during 1997 included only the six-month period ended December 31, 1997. Lastly, we incurred a charge of $460,000 relating to a legal settlement during the year ended December 31, 1997. We believe that settling this litigation on the agreed upon terms prevented unnecessary litigation costs as well as unnecessary diversion of our resources and was in our best interest.

    OTHER EXPENSE. We reported an increase in other expense of $445,000 in 1998. This increase is primarily due to an increase in our equity in the losses of affiliates, and is partially offset by an increase in net interest income. The increase in the equity in the losses of affiliates is due to the recognition of the losses attributable to our investment made in 1998 in Signature-mail.com as no earnings or losses were recognized in 1997. We also maintained a higher level of cash during 1998 compared to 1997, which accounts for the increase in interest income. This increase was offset by an increase in interest expense of $89,000. The expense incurred during 1998 is attributable to CombiMatrix's outstanding unsecured Subordinated Note issued by CombiMatrix in a private offering completed in March 1998. The proceeds from this placement were allocated between the warrants issued and the notes resulting in a discount on the notes. This discount was being amortized over the term of the notes and treated as additional interest expense.

    INCOME TAXES. We did not record a benefit for income taxes due to the non-recognition of benefits or net operating loss carryforward compared to a benefit of $250,000 recorded in 1997.

    MINORITY INTERESTS. Minority interests in losses of consolidated subsidiaries decreased to $198,000 in 1998, compared to $411,000 in 1997. The decrease is primarily attributable to higher allocations of our subsidiaries losses in 1998 than in 1997.

INFLATION

    Inflation has not had a significant impact on the company.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1999, we had cash and cash equivalents of $37.6 million on a consolidated basis, of which the parent company had $28.6 million and our subsidiaries had $9.0 million. Working capital was $39.9 million on a consolidated basis at December 31, 1999. Highlights of the financing and commitment activities for the year-ended December 31, 1999 include:

    THIRD QUARTER:

    - $2.1 million of proceeds received from the exercise of common stock purchase warrants to purchase 420,264 shares of common stock, relating to a private placement of securities completed in December 1997.

    - $4 million of private equity financing completed for CombiMatrix, in which we contributed $2.3 million.

    FOURTH QUARTER:

    - Entered into a 24-month lease commitment for additional office space, which increased our monthly lease payment from approximately $12,000 to approximately $22,000.

    - Soundbreak.com entered into a 60-month lease commitment for new office space. The monthly lease payments are approximately $36,000.

    - $7.5 million gross, private equity financing completed for Soundbreak.com, in which we contributed $2 million.

    - $10.7 million of gross proceeds received from the exercise of common stock purchase warrants.

    - $21 million of gross proceeds from a private equity financing, consisting of the sale of 974,441 units at an offering price of $21.50 per unit, each unit consisting of one share of common stock and one-half of a common stock purchase warrant.

    - Conversion of promissory notes to equity in CombiMatrix, which eliminated all long-term debt previously carried by CombiMatrix and us.

    SUBSEQUENT TO DECEMBER 31, 1999:

    - $14.8 million of proceeds received from the exercise of common stock purchase warrants issued in the December 1999 private placement.

    - $17.5 million of proceeds from a private equity financing completed for CombiMatrix, in which we contributed $10 million.

    - $19 million of proceeds from a private equity financing completed for Soundbreak.com, in which we contributed $9 million.

    Our minimum rental commitments on operating leases total $3.9 million through December 2004. We have no committed lines of credit or other committed funding. However, we anticipate that existing working capital reserves will provide sufficient funds for our operating expenses for at least the next twelve months in the absence of making any major new investments. We intend to seek additional financing to fund new or existing businesses. There can be no assurances that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funding could be made through equity, debt, or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. Such financing transactions may be dilutive to existing investors.

YEAR 2000 ISSUES

    The "Year 2000 Issue" refers to the problem of many computer programs using the last two digits to represent a year rather than four digits (i.e., "99" for 1999). Some computer programs may have date-sensitive software that may not operate properly when dealing with years past 1999, which is when "00" will represent the Year 2000. To the extent that this situation exists, there is a potential for computer system failure or miscalculations, which could cause a disruption of operation of that program. The problem is not limited to computer software, since some equipment may have date-sensitive processors that may not be able to properly use dates after the year 1999.

    We have not suffered any significant Year 2000 problems with our internal systems or with our third-party vendors and licensors of material software and services. We completed our assessment and system tests of all current versions of hardware and software products and technology information systems that we use and believe that they are Year 2000 compliant. However, we continue to monitor our Year 2000 implications. We have not incurred any material costs in identifying or evaluating Year 2000 compliance issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We were not a party to derivative financial instruments at or during the year ended December 31, 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated by reference from the information under the captions entitled "Election of Directors-Nominees," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC not later than April 30, 2000.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Officer Compensation" in our definitive proxy statement to be filed with the SEC not later than April 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated by reference from the information under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC not later than April 30, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated by reference from the information under the caption entitled "transactions with Management and Others" in our definitive proxy statement to be filed with the SEC not later than April 30, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1)  Financial Statements

                                                                PAGE
                                                              --------
Report of Independent Accountants...........................    F-1
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    F-2
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................    F-3
Consolidated Statements of Stockholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............    F-4
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................    F-5
Notes to Consolidated Financial Statements..................    F-6

       (2) FINANCIAL STATEMENT SCHEDULES. Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

        (3) EXHIBITS. The following exhibits are either filed herewith or incorporated herein by reference:

             2.1            Agreement and Plan of Merger of Acacia Research Corporation,
                            a California corporation, and Acacia Research Corporation, a
                            Delaware corporation, dated as of December 23, 1999(1)
             3.1            Certificate of Incorporation(8)
             3.2            Bylaws(9)
             4.2            Form of Specimen Certificate of Company's Common Stock(3)
            10.1            Lease of Company's Executive Offices at 55 South Lake
                            Avenue, Pasadena, California 91101(4)
            10.2            Lease Agreement dated November 11, 1999 between
                            Soundbreak.com Incorporated and 8730 Sunset Towers and
                            related Guaranty(11)

            10.3            1993 Stock Option Plan(5)
            10.4            Form of Stock Option Agreement for 1993 Stock Option Plan(5)
            10.5            1996 Stock Option Plan(10)
            10.6            Form of Option Agreement constituting the 1996 Executive
                            Stock Bonus Plan(2)
            10.7            Agreement between Acacia Research and Paul Ryan(7)
            10.8            Letter Agreement between the Company and Greenwich
                            Information Technologies regarding attached Promissory Note and Pledge Agreement(6)
            10.9            Greenwich Information Technologies Exclusive Marketing and
                            Licensing Agreement(7)
            21              List of subsidiaries
            23.1            Consent of PricewaterhouseCoopers LLP
            27              Financial Data Schedule

--------------------------

 (1) Incorporated by reference from the Company's Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).

 (2) Incorporated by reference from the Company's Definitive Proxy Statement for the 1996 annual shareholder meeting.

 (3) Incorporated by reference from Amendment No. 2 on Form 8-A/A filed on December 30, 1999 (SEC File No. 000-26068).

 (4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 1998.

 (5) Incorporated by reference from the Company's Registration Statement on Form SB-2 (33-87368-L.A.), which became effective under the Securities Act of 1933, as amended, on June 15, 1995.

 (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 (7) Incorporate by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

 (8) Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on November 2, 1999 (SEC File No. 000-26068).

 (9) Incorporated by reference as Appendix B to the Definitive Proxy Statement on Schedule 14A filed on November 2, 1999 (SEC File No. 000-26068).

 (10) Incorporated by reference as Appendix D to the Definitive Proxy Statement on Schedule 14A filed on November 2, 1999 (SEC File No. 000-26068).

 (11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed November 15, 1999.

(b) Reports on Form 8-K.

    On December 30, 1999, the Company filed a Current Report on Form 8-K dated December 28, 1999 to report under Item 5 (Other Events) to change our state of incorporation from California to Delaware by means of a merger into a wholly-owned Delaware subsidiary. This change in its state of incorporation was approved by the holders of a majority of the Registrant's outstanding shares of Common Stock at the Registrant's Special Meeting of Shareholders on December 9, 1999. No financial statements were required to be filed with such report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 21, 2000
                                                ACACIA RESEARCH CORPORATION

                                                                   /s/ Peter Frank
                                                     -------------------------------------------
                                                                     Peter Frank
                                                               CHIEF FINANCIAL OFFICER
                                                            (PRINCIPAL FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
                /s/ R. Bruce Stewart
     -------------------------------------------       Chairman of the Board           March 21, 2000
                  R. Bruce Stewart                       of Directors

                                                       Chief Executive Officer and
                  /s/ Paul R. Ryan                       President and Director
     -------------------------------------------         (Principal                    March 21, 2000
                    Paul R. Ryan                         Executive Officer)

                 /s/ Thomas B. Akin
     -------------------------------------------                                       March 21, 2000
                   Thomas B. Akin                      Director

                 /s/ Fred A. de Boom
     -------------------------------------------                                       March 21, 2000
                   Fred A. de Boom                     Director

                /s/ Edward W. Frykman
     -------------------------------------------                                       March 21, 2000
                  Edward W. Frykman                    Director

                                                       Vice President, Finance and
                /s/ Mary Rose Colonna                    Controller
     -------------------------------------------         (Principal Accounting         March 21, 2000
                  Mary Rose Colonna                      Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Acacia Research Corporation

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 29 present fairly, in all material respects, the financial position of Acacia Research Corporation and its subsidiaries at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2000, except for Note 10,
as to which the date is March 20, 2000

                          ACACIA RESEARCH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                1999       1998
                                                              --------   --------
                                     ASSETS

Current assets
  Cash and cash equivalents.................................  $ 37,631   $ 7,508
  Management fees and other receivables.....................        60       239
  Receivables from affiliates...............................       318        27
  Deposit on investment.....................................     3,000        --
  Prepaid expenses..........................................       208        96
  Income tax receivable.....................................        --       110
                                                              --------   -------
    Total current assets....................................    41,217     7,980
Property and equipment, net.................................     1,154       530
Investment in affiliates, at equity.........................     4,636     3,481
Partnership interests, at equity............................        --     1,832
Patents, net of accumulated amortization....................     3,534     4,610
Goodwill, net of accumulated amortization...................     1,012     1,158
Other assets................................................       238       178
                                                              --------   -------
                                                              $ 51,791   $19,769
                                                              ========   =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses.....................  $  1,293   $   366
                                                              --------   -------
    Total current liabilities...............................     1,293       366
Other liabilities...........................................       340       240
Notes payable, net of discount..............................        --     1,222
                                                              --------   -------
    Total liabilities.......................................     1,633     1,828
                                                              --------   -------
Minority interests..........................................     4,896        --
                                                              --------   -------
Stockholders' equity
  Common stock, par value $.001 per share;
    60,000,000 shares authorized; 13,607,193 shares in 1999
    and 10,190,815 shares in 1998 issued and outstanding....        14        10
  Additional paid-in capital................................    62,283    26,727
  Warrants to purchase common stock.........................        58       100
  Accumulated deficit.......................................   (17,093)   (8,896)
                                                              --------   -------
    Total stockholders' equity..............................    45,262    17,941
                                                              --------   -------
                                                              $ 51,791   $19,769
                                                              ========   =======
Commitments and contingencies (Note 8)

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          ACACIA RESEARCH CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                1999        1998        1997
                                                             ----------   ---------   ---------
Revenues:
  Capital management fee income............................  $      122   $     382   $     491
                                                             ----------   ---------   ---------
  Total revenues...........................................         122         382         491
                                                             ----------   ---------   ---------
Operating expenses:
  Research and development expenses........................       1,806       1,880         888
  Marketing, general, and administrative expenses..........       6,258       2,776       2,104
  Amortization of patents and goodwill.....................       1,622       1,568         459
  Legal settlement.........................................          --          --         460
                                                             ----------   ---------   ---------
  Total operating expenses.................................       9,686       6,224       3,911
                                                             ----------   ---------   ---------
  Operating loss...........................................      (9,564)     (5,842)     (3,420)
                                                             ----------   ---------   ---------
Other income (expense):
  Interest income..........................................         389         302          52
  Interest expense.........................................        (254)       (130)        (41)
  Gain on sale of investments..............................          --          --          50
  Equity in (losses) income of partnerships................          (1)        184         129
  Equity in losses of affiliates...........................      (1,120)       (901)       (290)
  Other income.............................................         144          --          --
                                                             ----------   ---------   ---------
  Total other expense......................................        (842)       (545)       (100)
                                                             ----------   ---------   ---------
Loss before income taxes and minority interests............     (10,406)     (6,387)     (3,520)
(Provision) benefit for income taxes.......................         (20)         --         250
                                                             ----------   ---------   ---------
Loss before minority interests.............................     (10,426)     (6,387)     (3,270)
Minority interests.........................................       2,229         198         411
                                                             ----------   ---------   ---------
Net loss...................................................  $   (8,197)  $  (6,189)  $  (2,859)
                                                             ==========   =========   =========
Loss per common share
  Basic....................................................  $    (0.75)  $   (0.69)  $   (0.58)
  Diluted..................................................  $    (0.75)  $   (0.69)  $   (0.58)

Weighted average number of common and potential common
  shares outstanding used in computation of loss per share
  Basic....................................................  10,871,423   8,971,272   4,962,286
  Diluted..................................................  10,871,423   8,971,272   4,962,286

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          ACACIA RESEARCH CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                  WARRANTS     (ACCUMULATED
                                                                    ADDITIONAL   TO PURCHASE     DEFICIT)         STOCK
                                              COMMON      COMMON     PAID-IN       COMMON        RETAINED     SUBSCRIPTIONS
                                              SHARES      STOCK      CAPITAL        STOCK        EARNINGS      RECEIVABLE
                                            ----------   --------   ----------   -----------   ------------   -------------
1997
Balance at December 31, 1996..............   3,941,344     $ 4       $ 4,068        $  10        $    152         $(89)
Net loss..................................                                                         (2,859)
Units issued in private placement, net....   1,832,404       2         5,391          214
Stock options exercised...................     512,400       1           805
Increase in capital due to issuance of
  stock by subsidiaries...................                               359
Compensation expense relating to stock
  options/warrants........................                                33          147
Cash received for stock subscriptions.....                                                                          89
Adjustment in carrying value of note
  secured by common stock.................
Tax benefit from nonqualified stock
  options.................................                                50
                                            ----------     ---       -------        -----        --------         ----
Balance at December 31, 1997..............   6,286,148       6        10,707          371          (2,707)          --

1998
Net loss..................................                                                         (6,189)
Units issued in private placements, net...   1,434,786       1         8,475           38
Shares issued to purchase equity
  investments.............................     806,826       1         3,033
Stock options exercised...................     874,400       1         1,200
Warrants exercised........................     788,655       1         3,137         (406)
Increase in capital due to issuance of
  stock by subsidiaries...................                                45
Compensation expense relating to stock
  options/warrants........................                               130           97
Payment received on note secured by common
  stock...................................
                                            ----------     ---       -------        -----        --------         ----
Balance at December 31, 1998..............  10,190,815      10        26,727          100          (8,896)          --

1999
Net loss..................................                                                         (8,197)
Units issued in private placements, net...     974,771       1        19,014           58
Shares issued to purchase equity
  investments.............................      60,107                   288
Stock options exercised...................     326,450       1           757
Warrants exercised........................   2,055,050       2        14,542         (100)
Increase in capital due to issuance of
  stock by subsidiaries...................                               928
Compensation expense relating to stock
  options/warrants........................                                27
                                            ----------     ---       -------        -----        --------         ----
Balance at December 31, 1999..............  13,607,193     $14       $62,283        $  58        $(17,093)        $ --
                                            ==========     ===       =======        =====        ========         ====

                                               NOTE
                                            RECEIVABLE
                                            SECURED BY
                                              COMMON
                                              STOCK       TOTAL
                                            ----------   --------
1997
Balance at December 31, 1996..............    $(188)     $ 3,957
Net loss..................................                (2,859)
Units issued in private placement, net....                 5,607
Stock options exercised...................                   806
Increase in capital due to issuance of
  stock by subsidiaries...................                   359
Compensation expense relating to stock
  options/warrants........................                   180
Cash received for stock subscriptions.....                    89
Adjustment in carrying value of note
  secured by common stock.................       (9)          (9)
Tax benefit from nonqualified stock
  options.................................                    50
                                              -----      -------
Balance at December 31, 1997..............     (197)       8,180
1998
Net loss..................................                (6,189)
Units issued in private placements, net...                 8,514
Shares issued to purchase equity
  investments.............................                 3,034
Stock options exercised...................                 1,201
Warrants exercised........................                 2,732
Increase in capital due to issuance of
  stock by subsidiaries...................                    45
Compensation expense relating to stock
  options/warrants........................                   227
Payment received on note secured by common
  stock...................................      197          197
                                              -----      -------
Balance at December 31, 1998..............       --       17,941
1999
Net loss..................................                (8,197)
Units issued in private placements, net...                19,073
Shares issued to purchase equity
  investments.............................                   288
Stock options exercised...................                   758
Warrants exercised........................                14,444
Increase in capital due to issuance of
  stock by subsidiaries...................                   928
Compensation expense relating to stock
  options/warrants........................                    27
                                              -----      -------
Balance at December 31, 1999..............    $  --      $45,262
                                              =====      =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          ACACIA RESEARCH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                1999       1998       1997
                                                              --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(8,197)   $(6,189)   $(2,859)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................    1,823      1,709        529
  Equity in loss of affiliates and partnerships.............    1,120        717        161
  Minority interests in net loss............................   (2,229)      (198)      (411)
  Compensation expense relating to stock options/warrants...      146        227        360
  Other.....................................................      252        161        514
Changes in assets and liabilities, net of effects of
  acquisitions:
  Management fees and other receivables, prepaid expenses
    and other assets........................................       23       (132)      (113)
  Accounts payable, accrued expenses and other
    liabilities.............................................      927        146        110
                                                              -------    -------    -------
  Net cash used in operating activities.....................   (6,135)    (3,559)    (1,709)
                                                              -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equity investments, net of cash acquired......   (2,387)    (2,552)      (132)
  Deposit on investment.....................................   (3,000)        --         --
  Withdrawals from partnerships.............................    1,710         --        568
  Purchase of partnership interest..........................       --     (1,062)        --
  Purchase of property and equipment........................     (890)      (374)       (92)
  Other.....................................................      (84)       167        121
                                                              -------    -------    -------
  Net cash (used in) provided by investing activities.......   (4,651)    (3,821)       465
                                                              -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payments on) notes payable.................       --      1,400     (1,453)
  Proceeds from exercise of stock options and warrants......   15,202      3,706        806
  Capital contributions from minority shareholders of
    subsidiaries............................................    6,634         45        434
  Proceeds from sale of common stock, net of issuance
    costs...................................................   19,073      8,514      2,392
  Other.....................................................       --       (144)       139
                                                              -------    -------    -------
  Net cash provided by financing activities.................   40,909     13,521      2,318
                                                              -------    -------    -------
  Increase in cash and cash equivalents.....................   30,123      6,141      1,074
  Cash and cash equivalents, beginning......................    7,508      1,367        293
                                                              -------    -------    -------
  Cash and cash equivalents, ending.........................  $37,631    $ 7,508    $ 1,367
                                                              =======    =======    =======
Supplemental disclosures of cash flow information:
  Cash paid for interest....................................  $    78    $     2    $    39
  Cash paid for income taxes................................  $     7    $     2    $     2

Supplemental schedule of non-cash investing and financing
  activities:
  Issuance of common stock for additional equity in
    consolidated subsidiaries and affiliates................  $   288    $ 3,035    $ 2,825
  Increase in equity investment due to receipt of affiliate
    stock as payment on note receivable.....................  $    --    $   240    $    --
  Increase of common stock to satisfy legal settlement
    payable.................................................  $    --    $   226    $    --
  Discount on notes payable from issuance of subsidiary's
    warrants................................................  $    --    $   238    $    --
  Increase in minority interest due to conversion of
    subsidiary notes payable................................  $ 1,400    $    --    $    --

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                          ACACIA RESEARCH CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the laws of the State of California. On December 28, 1999, the Company changed its state of incorporation from California to Delaware. As a result, all shares of the Company's common stock were converted into shares of the Delaware corporation. The stockholders also approved an increase in the number of the Company's authorized shares of common stock from 30 million to 60 million and authorized the issuance of up to 20 million shares of preferred stock, whose rights, privileges, preferences, and powers would be determined at a later date. The Company makes direct investments in emerging corporations with intellectual property rights, most of which are involved in developing new or unproven technologies. There is no assurance that any or all such technologies will be successful, and even if successful, that the development of such technologies can be commercialized.

    At December 31, 1999, the Company had significant economic interests in nine companies and takes an active role in each company's growth and advancement. These companies are: Acacia Launchpad LLC ("Launchpad"), MerkWerks Corporation ("MerkWerks"), Soundbreak.com Incorporated ("Soundbreak.com"), Soundview Technologies Incorporated ("Soundview Technologies"), CombiMatrix Corporation ("CombiMatrix"), Signature-mail.com llc ("Signature-mail.com"), Mediaconnex Communications, Inc. ("Mediaconnex"), Greenwich Information Technologies LLC ("Greenwich Information Technologies"), and Whitewing Labs, Inc. ("Whitewing Labs").

    In the fourth quarter of 1999, the Company completed a private placement consisting of the sale of units, each composed of one share of the Company's common stock and one-half of a common stock purchase warrant. The Company issued 974,771 units at an offering price of $21.50 per unit. Approximately
$21 million was raised from this financing.

    In the first quarter of 1998, the Company completed a private placement raising gross proceeds of $3.65 million through the sale of 634,786 units, each unit consisting of one share of the Company's common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitled the holder to purchase one share of the Company's common stock at a price of $7.50 per share and was callable by the Company once the closing bid price of the Company's common stock averages $10.00 or above for 20 consecutive trading days on the Nasdaq National Market System. During the fourth quarter of 1999, the Company gave a redemption notice for these warrants. As a result, all of these warrants were exercised prior to the redemption date with the Company receiving proceeds of approximately $4.8 million.

    In the second quarter of 1998, the Company completed a private placement raising gross proceeds of $5.6 million through the sale of 800,000 units, each unit consisting of one share of the Company's common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitled the holder to purchase one share of the Company's common stock at a price of $9.25 per share and was callable by the Company once the closing bid price of the Company's common stock averages $12.50 or above for 20 consecutive trading days on the Nasdaq National Market System. In the fourth quarter of 1999, the Company gave a redemption notice for these warrants. As a result, all of these warrants were exercised prior to the redemption date with the Company receiving proceeds of $7.6 million.

    In the second quarter of 1997, the Company sold 290,200 units at a purchase price of $5.00 per unit in a private placement. Each unit consisted of one common stock purchase warrant and one share of the Company's common stock. Each common stock purchase warrant entitled its holder to purchase one share of the Company's common stock at an exercise price of $7.50 per share, subject to adjustment, and expires on June 8, 2000. Finders involved in this transaction received finders fees at a rate of $0.50 per unit placed

                          ACACIA RESEARCH CORPORATION

1. DESCRIPTION OF BUSINESS (CONTINUED)
and one finder warrant per ten units placed. Each finder warrant may be execised prior to June 8, 2000 for one share of the Company's common stock at an exercise price of $5.50 per share, subject to adjustment. The Company had the right to redeem all of the warrants issued on 30 days prior written notice at a redemption price of $0.01 per warrant if the closing bid price of the Company's common stock averaged $10.00 or above for 20 consecutive trading days after the common stock reached a closing bid price of at least $10.00 on the Nasdaq National Market System. During the third quarter of 1999, the Company gave a redemption notice for these warrants. The Company received $2.1 million in proceeds from the exercise of common stock purchase warrants to purchase 420,264 shares of the Company's common stock.

    COMBIMATRIX

    During the third quarter of 1999, CombiMatrix completed a private equity financing raising gross proceeds of $4 million through the sale of 2 million shares of CombiMatrix common stock. The Company invested $2.3 million in this private placement and acquired 1.15 million shares. The acquisition was accounted for under the purchase method. During the fourth quarter, CombiMatrix offered holders of three-year 6% unsecured subordinated promissory notes issued in a private offering completed in March 1998 the opportunity to convert their outstanding principal balance into CombiMatrix Common Stock. All noteholders converted as of December 1999. As a result of these activities, the Company's equity ownership is 50% as of December 31, 1999.

    In the first quarter of 1998, CombiMatrix completed a private debt financing raising gross proceeds of $1.45 million through the issuance of 290 units, each unit consisting of one $5,000 principal unsecured promissory note ("Subordinated Note") and common stock purchase warrants to purchase 500 shares of common stock. Each Subordinated Note bears interest at the rate of 6% per annum on the outstanding principal balance. Accrued interest is due and payable annually on January 15(th) of each year until the Subordinated Notes are paid in full. Principal shall be due and payable in full on the third anniversary of each Subordinated Note. Each common stock purchase warrant entitled the holder to purchase one share of CombiMatrix common stock at an exercise price of $2.00, subject to adjustment, during a period of three years, which was converted as described above. The amount attributable to the warrants and included in each unit resulting in debt discount totaled $850 per unit. The Company invested $50,000 in this private placement.

    Also during the first quarter of 1998, the Company purchased a total of 100,000 shares of common stock of CombiMatrix for a total purchase price of $161,000 consisting of 44,170 shares of common stock of the Company. As a result of the transaction, the Company increased its equity ownership in CombiMatrix from 51.4% to 52.7%. The excess of the purchase price over the fair value of the net assets acquired was assigned to goodwill of approximately $157,000, which is being amortized over its estimated useful life of 5 years.

    SOUNDBREAK.COM

    At the end of the third quarter of 1999, the Company purchased 10,000 shares of Series A "voting" Convertible Preferred Stock of Soundbreak.com for
$1 million, which represented 100% of the outstanding Series A Preferred Stock. The Company also owns 98.8% of the 5 million outstanding shares of Soundbreak.com's common stock. In the fourth quarter, Soundbreak.com completed a private equity financing raising $6.5 million through the sale of 65,505 shares of Series B "non-voting" Convertible

                          ACACIA RESEARCH CORPORATION

1. DESCRIPTION OF BUSINESS (CONTINUED)
Preferred Stock. The Company purchased 10,000 shares of this preferred stock for $1 million. Each share of the Series B Preferred Stock is convertible into 40 shares of Soundbreak.com's common stock.

    MERKWERKS

    In the second quarter of 1999, the Company purchased a total of 205,800 shares of common stock of MerkWerks for a total purchase price of $319,000 consisting of 60,107 shares of common stock of the Company and $31,000 in cash. As a result of the transaction, the Company increased its equity ownership in MerkWerks from 89.6% to 99.9%. The excess of the purchase price over fair value of the net assets acquired was assigned to goodwill of approximately $317,000, which is being amortized over its estimated useful life of 3 years.

    In the first quarter of 1998, the Company purchased a total of 401,359 shares of common stock of MerkWerks for a total purchase price of $646,000 consisting of 171,950 shares of common stock of the Company. As a result of the transaction, the Company increased its equity ownership in MerkWerks from 69.5% to 89.6%. The excess of the purchase price over the fair value of the net assets acquired was assigned to goodwill of approximately $646,000, which is being amortized over its estimated useful life of 3 years.

    OTHER

    In the fourth quarter of 1999, the Company purchased 1,636,364 shares of Mediaconnex's Series A "voting" Convertible Preferred Stock for $2,250,000, which represents 74% of the outstanding Series A Preferred Stock and 31% of all outstanding common stock on an as-converted basis.

    Also during the fourth quarter of 1999, the Company announced the formation of Launchpad. Its mission is to incubate and accelerate the development of new Internet businesses. The Company also closed its Acacia Capital Management division. Acacia Capital Management was a general partner in two private investment partnerships and was an investment advisor to two offshore private investment corporations.

    In the first quarter of 1998, the Company purchased a total of 1,144,000 shares of common stock of Soundview Technologies for a total purchase price of $1,842,000 consisting of 488,672 shares of common stock of the Company. As a result of the transaction, the Company increased its equity ownership in Soundview from 51.4% to 66.7%. The excess of the purchase price over the book value of the net assets acquired was assigned to patents of approximately $1,816,000.

    Also in the first quarter of 1998, the Company purchased an additional 3.31% interest in Greenwich Information Technologies for a total purchase price of $386,000 consisting of 102,034 shares of common stock of the Company. As a result of the transaction, the Company increased its ownership of Greenwich from 30.02% to 33.33%. The excess of the purchase price of the book value of the net assets acquired of approximately $368,000 is being amortized over a five-year period.

    In the second quarter of 1998, the Company acquired a 25% membership interest in Signature-mail.com. The purchase price for the 25% interest consisted of $2.5 million in cash. The excess of the investment over the Company's share in the underlying net assets of Signature-mail.com is being amortized over a seven-year period. Also in the second quarter, the Company increased its ownership in Whitewing

                          ACACIA RESEARCH CORPORATION

1. DESCRIPTION OF BUSINESS (CONTINUED)
Labs from 18% to 23.5% as a result of accepting 159,750 shares of Whitewing Labs stock as payment on a note receivable with a carrying value of $240,000.

    In the third quarter of 1997, the Company purchased from two individuals a total of 2,625,000 shares of common stock of Soundview Technologies (the "Soundview Shares") for a total purchase price of $4,225,000, consisting of 800,000 shares of common stock of the Company, $500,000 in cash, and the issuance of non-recourse promissory notes to each of the two individuals in the aggregate principal amount of $900,000. These notes were repaid prior to December 31, 1997. The Soundview Shares represent 35% of the outstanding capital stock of Soundview Technologies. As a result of the transaction, the Company owned over 50% of the outstanding common stock of Soundview Technologies. The excess of the purchase price over the book value of the net assets acquired was assigned to patents and goodwill of approximately $4,061,000 and $836,000, respectively. The results of operations of Soundview Technologies have been consolidated with those of the Company since the date of acquisition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which the Company maintains an ownership interest of 20% to 50% or exercises significant influence over operating and financial policies are accounted for under the equity method. The cost method is used where the Company maintains ownership interest of less than 20% and does not exercise significant influence over the investee. Investments in limited partnership investment funds are accounted for under the equity method.

    CASH AND CASH EQUIVALENTS--The Company considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

    MANAGEMENT FEES--Capital management fees include asset-based and performance-based fees earned from two domestic private investment partnerships in which the Company was a general partner and two offshore investment corporations for which the Company served as an investment advisor. These capital management fees were recognized when earned in accordance with the respective partnership and management agreements. Management fees also include income from other consulting and management services provided by the Company to other parties. These fees are recognized when the related services are provided.

    PATENTS AND GOODWILL--Patents, once issued, and goodwill are amortized on the straight-line method over their estimated remaining useful lives, ranging from three to five years. Amortization charged to operations relating to goodwill amounted to $465,000, $403,000 and $78,000 in 1999, 1998, and 1997
respectively. Amortization charged to operations relating to patents amounted to $1,157,000, $1,165,000, and $381,000 in 1999, 1998, and 1997 respectively.

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying value of cash and cash equivalents, management fees and other receivables, accounts payable and accrued expenses approximates fair value due to their short-term maturity. The carrying value of notes receivable approximates the fair value of the underlying collateral. The fair value of receivables from affiliates is not determinable due to their related party nature.

    STOCK-BASED COMPENSATION--Compensation cost of stock options issued to employees is accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related

                          ACACIA RESEARCH CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

    RESEARCH AND DEVELOPMENT EXPENSES--Expenditures related to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

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

    PROPERTY AND EQUIPMENT--Property and equipment are recorded at cost. Major additions and improvements are capitalized. When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in income for the period of sale or disposal. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, ranging from three to ten years.

    ORGANIZATION COSTS--Costs of start-up activities, including organization costs, are expensed as incurred.

    SEGMENT REPORTING--The Company uses the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company's reportable segments.

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

    LOSS PER SHARE--Loss per share is presented on both a basic and diluted basis. A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

                                                                1999        1998        1997
                                                             ----------   ---------   ---------
Weighted Average Number of Common Shares Outstanding
  Computation of Basic EPS.................................  10,871,423   8,971,272   4,962,286
Dilutive Effect of Outstanding Stock Options and
  Warrants(a)..............................................          --          --          --
Weighted Average Number of Common and Potential Common
  Shares Outstanding Used in Computation of Diluted EPS....  10,871,423   8,971,272   4,962,286

------------------------

(a) Potential common shares in 1999, 1998 and 1997 have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.

                          ACACIA RESEARCH CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    RECLASSIFICATIONS--Certain reclassifications of prior years' amounts have been made to conform to the 1999 presentation.

3. PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31, 1999 and 1998:

                                                           1999        1998
                                                        ----------   ---------
Computer Equipment and Software.......................  $  652,000   $ 275,000
Furniture and Fixtures................................     425,000     189,000
Laboratory Equipment..................................     287,000     143,000
Leasehold Improvements................................     167,000     106,000
                                                        ----------   ---------
                                                         1,531,000     713,000
Less:
  Accumulated Depreciation and Amortization...........    (377,000)   (183,000)
                                                        ----------   ---------
                                                        $1,154,000   $ 530,000
                                                        ==========   =========

4. INVESTMENTS AND PARTNERSHIP INTERESTS

    Investments and partnership interests carried at equity and the Company's ownership in each consist of the following at December 31, 1999 and 1998:

                                                                1999          1998
                                                              --------      --------
Signature-mail.com llc......................................    25.0%         25.0%
Mediaconnex Communications, Inc.............................    31.0%           --
Greenwich Information Technologies LLC......................    33.3%         33.3%
Whitewing Labs, Inc.........................................    23.7%         23.5%
Acacia Capital Partners, L.P................................      --          75.5%
Acacia Growth Fund, L.P.....................................      --          18.6%

    The investment in Signature-mail.com amounted to $1,408,000 and $2,027,000 at December 31, 1999 and 1998, respectively. Signature-mail.com had total assets of $444,000 and $1,339,000 at December 31, 1999 and 1998, respectively, and reported net losses of $1,474,000 and $1,357,000 in 1999 and 1998, respectively.

    The investment in Mediaconnex amounted to $2,250,000 at December 31, 1999. Mediaconnex had total assets of $3,050,000 at December 31, 1999, and reported no income or loss in 1999. Mediconnex was incorporated in November 1999.

    On December 31, 1999, the Company closed the Acacia Capital Management division. Acacia Capital Management was a general partner in Acacia Capital Partners and Acacia Growth Fund and was an investment advisor to two offshore private investment corporations. The investment in Acacia Capital Partners and Acacia Growth Fund amounted to $907,000 and $925,000 as of December 31, 1998, respectively. Costs associated with exiting this business were not material.

                          ACACIA RESEARCH CORPORATION

4. INVESTMENTS AND PARTNERSHIP INTERESTS (CONTINUED)
    Other investments amount to $978,000 and $1,454,000 at December 31, 1999 and 1998, respectively. These investees had total assets of $1,470,000 and $2,124,000 at December 31, 1999 and 1998, respectively, and reported net losses of $934,000, $607,000 and $1,189,000 in 1999, 1998 and 1997, respectively.
Officers of the Company continue to have significant representation on the Board of Directors of one of these entities.

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

6. PROVISION FOR INCOME TAXES

    Provision (benefit) for income taxes consists of the following:

                                                      1999       1998       1997
                                                    --------   --------   ---------
Current:
  U.S. Federal tax................................  $12,000      $ --     $ (60,000)
  State taxes.....................................    8,000        --            --
                                                    -------      ----     ---------
                                                     20,000        --       (60,000)
                                                    -------      ----     ---------

Deferred:
  U.S. Federal tax................................       --        --      (149,000)
  State taxes.....................................       --        --       (41,000)
                                                    -------      ----     ---------
                                                         --        --      (190,000)
                                                    -------      ----     ---------
                                                    $20,000      $ --     $(250,000)
                                                    =======      ====     =========

    A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

                                                       1999          1998          1997
                                                     --------      --------      --------
Statutory Federal Tax Rate.........................   (34.0)%       (34.0)%       (34.0)%
State Income Taxes, Net of Federal Benefit.........    (3.0)%        (3.0)%          --
Amortization of Intangible Assets..................     5.3%          2.2%          4.6%
Unrealized Benefit of Deferred Items...............    31.7%         34.8%         22.3%
                                                      -----         -----         -----
                                                        0.0%          0.0%         (7.1)%
                                                      =====         =====         =====

    At December 31, 1999 the Company had federal and California state income tax net operating loss carryforwards ("NOLs") of approximately $7,904,000 and $4,706,000, respectively, expiring between 2002 and 2019, excluding NOLs at CombiMatrix and Soundview Technologies. NOLs in the amount of $694,000 will be recorded to additional paid-in-capital when realized. In addition, the Company has tax credit carryforwards of approximately $56,000.

                          ACACIA RESEARCH CORPORATION

6. PROVISION FOR INCOME TAXES (CONTINUED)
    In 1998, MerkWerks joined the Company's affiliated group for federal tax purposes and files a consolidated federal income tax return with the Company. The aggregate tax NOL's at CombiMatrix, Soundview Technologies, and Soundbreak.com are $9,666,000 and $5,296,000 for federal and state purposes, respectively, expiring between 2000 and 2019. CombiMatrix and Soundview Technologies also have tax credit carryforwards of approximately $250,000. However, the use of these NOLs and tax credits are limited to the separate earnings of the respective subsidiaries. In addition, ownership changes may also restrict the use of NOLs and tax credits.

    The Company has established a full valuation allowance against its net deferred tax assets at December 31, 1999 and 1998, as their utilization is uncertain.

    The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 1999 and 1998:

                                                        1999          1998
                                                     -----------   -----------
Reserves for Notes Receivable......................  $   152,000   $   160,000
Basis of Investments in Affiliates.................      486,000     1,504,000
Depreciation and Amortization......................        2,000        (8,000)
Accrued Liabilities................................      126,000        63,000
Net Operating Loss Carryforwards and Credits.......    6,865,000     3,976,000
                                                     -----------   -----------
                                                       7,631,000     5,695,000
Valuation Allowance................................   (7,631,000)   (5,695,000)
                                                     -----------   -----------
                                                     $        --   $        --
                                                     ===========   ===========

7. STOCK OPTIONS AND WARRANTS

    The Company has three stock option plans currently in effect: the 1993 Stock Option Plan (the "1993 Plan"), the1996 Executive Stock Bonus Plan (the "Bonus Plan") and the 1996 Stock Option Plan (the "1996 Plan").

    Options under the 1993 plan authorize the granting of both options intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code ("Incentive Stock Options") and stock options that are not intended to so qualify ("Nonqualified Stock Options") to officers, directors, employees, consultants, and others expected to provide significant services to the Company or its subsidiaries. The 1993 Plan covers an aggregate of 2,000,000 shares of common stock. The Company has reserved 2,000,000 shares of common stock in connection with the 1993 Plan. Under the terms of the 1993 Plan, options may be exercised upon terms approved by the Board of Directors of the Company and expire at a maximum of ten years from the date of grant. Incentive Stock Options are granted at prices equal to or greater than fair market value at the date of grant. Nonqualified Stock Options are generally granted at prices equal to or greater than 85% of the fair market value at the date of grant. At December 31, 1999 and 1998, all of the shares under the 1993 Plan have been awarded.

    The Bonus Plan provided for a one-time grant of options to purchase an aggregate of 720,000 shares of common stock of the Company to directors, officers and other key employees performing services for the Company and its affiliates. Under each option agreement of the Bonus Plan, 25% of the options

                          ACACIA RESEARCH CORPORATION

7. STOCK OPTIONS AND WARRANTS (CONTINUED) become exercisable on each of the first four anniversaries of the grant date. The options granted under the Bonus Plan expire in March 2001.

    In May 1998, the Company increased the authorized number of shares of common stock subject to the amended plan by 500,000 shares. During 1999, the maximum number of the Company's common shares available under the 1996 Plan was increased from 1,000,000 shares to 3,000,000 shares. The 1996 Plan provides for the grant of Nonqualified Stock Options and Incentive Stock Options to key employees, including officers of the Company and its subsidiaries and certain other individuals. The 1996 Plan also provides for the automatic grant of 20,000 shares of Nonqualified Stock Options to non-employee directors upon initial election to the Board of Directors and 2,000 shares thereafter on an annual basis under the Non-Employee Director Program. These options are generally exercisable six months to one year after grant and expire five years after grant for directors or up to ten years after grant for key employees. At December 31, 1999 and 1998, 1,877,499 and 558,500 shares were available for grant, respectively.

    In 1997, the Company granted to three consultants options to purchase 110,000 shares of the Company's common stock, 24,000 at an exercise price of $2.50, 30,000 at an exercise price of $3.69 and 56,000 at an exercise price of $3.50. Such options were granted outside the 1993 and 1996 plans and vest over periods ranging from six months to sixteen months.

    In 1998, the Company granted to a consultant options to purchase 12,000 shares of the Company's common stock at an exercise price of $4.69. Such options were granted outside the 1993 and 1996 plans and vest over a twelve-month period.

    In 1999, the Company granted options to purchase 16,000 shares of the Company's common stock at an exercise price of $15.41 and $23.75 to the Company's Advisors. Such options vest over a twelve month period.

                          ACACIA RESEARCH CORPORATION

7. STOCK OPTIONS AND WARRANTS (CONTINUED)
    The following is a summary of common stock option activities:

                                                        EXERCISE       WEIGHTED
                                           SHARES        PRICES      AVERAGE PRICE
                                          ---------   ------------   -------------
Balance at December 31, 1996............  2,399,000    $0.75-$5.25      $ 1.99

Options Granted.........................    660,200    $2.13-$3.89      $ 3.10
Options Exercised.......................   (512,400)   $0.75-$2.63      $ 1.67
Balance at December 31, 1997............  2,546,800    $0.75-$5.25      $ 2.34

Options Granted.........................     86,000    $3.61-$8.63      $ 4.77
Options Exercised.......................   (874,400)   $0.75-$2.63      $ 0.86
Options Cancelled.......................    (95,400)   $2.13-$3.89      $ 2.50
Balance at December 31, 1998............  1,663,000    $1.00-$8.63      $ 3.24

Options Granted.........................    726,001   $4.28-$23.75      $13.44
Options Exercised.......................   (326,450)   $1.00-$4.66      $ 2.32
Options Cancelled.......................    (46,500)   $3.61-$7.88      $ 5.19
Balance at December 31, 1999............  2,016,051   $1.00-$23.75      $ 7.02

Exercisable at December 31, 1997........  1,307,300    $0.75-$5.25      $ 1.55
Exercisable at December 31, 1998........    893,000    $1.00-$5.25      $ 2.79
Exercisable at December 31, 1999........  1,016,675   $1.00-$19.31      $ 4.07

    Options outstanding at December 31, 1999 are summarized as follows:

                                         WEIGHTED        OUTSTANDING                    EXERCISABLE
                        NUMBER OF        AVERAGE           WEIGHTED                       WEIGHTED
RANGE OF               OUTSTANDING      REMAINING          AVERAGE         NUMBER         AVERAGE
EXERCISE PRICES          OPTIONS     CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
---------------        -----------   ----------------   --------------   -----------   --------------
$1.00-$2.99..........     178,550           .95             $ 2.47          140,550        $ 2.43
$3.00-$5.99..........   1,257,500          1.73             $ 3.54          613,499        $ 3.37
$6.00-$9.99..........     197,001          4.40             $ 7.70          251,484        $ 6.11
$13.00-$15.99........      31,000          6.51             $14.69            1,417        $14.39
$16.00-$18.99........     145,000          5.19             $16.62            7,500        $16.47
$19.00-$20.99........      40,000          3.83             $19.31            2,222        $19.31
$23.00-$24.99........     167,000          8.81             $23.75               --            --
                        ---------                                         ---------
                        2,016,051                                         1,016,672
                        =========                                         =========

    At December 1999, the total number of warrants outstanding was 578,237 shares of the Company's common stock at a per share exercise price of $26.00.

    The Company has adopted only the disclosure requirements of SFAS No. 123 with respect to options issued to employees.

    The weighted average fair value of options granted during 1999, 1998 and 1997 for which the exercise price equals the fair market price on the grant date was $13.33, $3.37 and $2.28, respectively.

    The weighted average fair value of options granted during 1999 and 1997 for which the exercise price is less than fair market value on grant date was $16.70 and $1.40, respectively. There were no options

                          ACACIA RESEARCH CORPORATION

7. STOCK OPTIONS AND WARRANTS (CONTINUED) granted during 1998 with exercise price less than the market value. The weighted average fair value of options granted during 1997 for which the exercise price exceeds fair market value on grant date was $1.42. There were no options granted during 1999 and 1998 with the exercise price exceeding fair market value.

    Soundbreak.com had granted options for 420,000 shares issued pursuant to the Soundbreak Plan and options for 616,250 shares, net of cancellations, issued outside the plan, none of which have been exercised and 32,751 of which were exercisable as of December 31, 1999. The weighted average fair value of the options granted during 1999 was $1.00. The exercise price of the options ranged from $.45 to $2.00.

    CombiMatrix had granted options and warrants for 649,250 shares, of which 25,000 shares have been exercised and 287,442 are exercisable as of December 31, 1999. The weighted average fair value of the options granted during 1999 was $2.00. The exercise price of the options ranged from $1.00 to $2.00.

    Had compensation expense related to stock options issued to employees been reported in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below:

                                            1999          1998          1997
                                         -----------   -----------   -----------
Net Loss, as Reported..................  $(8,197,000)  $(6,189,000)  $(2,859,000)
Net Loss, Pro Forma....................  $(9,268,000)  $(6,831,000)  $(3,371,000)
Basic Loss Per Share, as Reported......  $     (0.75)  $     (0.69)  $     (0.58)
Basic Loss Per Share, Pro Forma........  $     (0.85)  $     (0.76)  $     (0.68)
Diluted Loss Per Share, as Reported....  $     (0.75)  $     (0.69)  $     (0.58)
Diluted Loss Per Share, Pro Forma......  $     (0.85)  $     (0.76)  $     (0.68)

    The fair value of the options was determined using the Black-Scholes option-pricing model, assuming weighted average risk free annual interest of 5.79%, 5.18% and 6.14% in 1999, 1998 and 1997, respectively, volatility of approximately 75%, with expected lives of two to five years, and no expected dividends.

8. COMMITMENTS AND CONTINGENCIES

    Minimum annual rental commitments on operating leases having initial or remaining noncancellable lease terms in excess of one year are as follows:

2000........................................................  $  985,000
2001........................................................   1,027,000
2002........................................................     765,000
2003........................................................     594,000
2004........................................................     542,000
                                                              ----------
Total minimum lease payments................................  $3,913,000
                                                              ==========

    Operating leases relate primarily to office furniture and equipment and laboratory and office space.

    Rent expense in 1999, 1998 and 1997 approximated $480,000, $263,000 and $123,000, respectively.

    The Company is subject to legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

                          ACACIA RESEARCH CORPORATION

9. SEGMENT INFORMATION

    The Company has three reportable segments: Corporate Portfolio, CombiMatrix and Soundbreak.com.

    The Corporate Portfolio segment makes direct investments in emerging corporations with intellectual property rights, most of which are involved in developing new or unproven technologies.

    CombiMatrix engages in a highly specialized and focused research effort in combinatorial chemistry. It seeks to streamline the drug discovery process and has demonstrated the preliminary feasibility of its proprietary technologies. It is developing a proprietary biochip array processor system that integrates semiconductor technology with new developments in biotechnology and chemistry.

    Soundbreak.com has developed a dynamic website that fuses the live entertainment value of radio with the power of the Internet. Initially targeting lovers of alternative music, Soundbreak.com offers a robust web experience with live, 24-hour global webcasts hosted by professional digital jocks, state of the art graphics, and extensive communication and user feedback tools.

    The Company evaluates segment performances based on revenue earned, and cost versus earnings potential of future completed products or services. Material intercompany transactions and transfers have been eliminated in consolidation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

    The table below presents information about the Company's reportable segments for the years ended December 31, 1999, 1998 and 1997.

                                 CORPORATE
1999                             PORTFOLIO    COMBIMATRIX   SOUNDBREAK.COM     OTHER         TOTAL
----                            -----------   -----------   --------------   ----------   -----------
Revenue.......................  $   122,000   $       --      $       --     $       --   $   122,000
Amortization of patents and
  goodwill....................    1,608,000           --              --         14,000     1,622,000
Other income..................           --      144,000              --             --       144,000
Interest income...............      291,000       40,000          56,000          2,000       389,000
Interest expense..............        1,000      253,000              --             --       254,000
Equity in losses of
  affiliates..................    1,120,000           --              --             --     1,120,000
Equity in losses of
  partnerships................        1,000           --              --             --         1,000
Loss before minority interests
  and income taxes............    5,739,000    2,507,000       1,784,000        376,000    10,406,000
Segment assets................   41,389,000    1,908,000       6,337,000      2,157,000    51,791,000
Investments in affiliates, at
  equity......................    4,636,000           --              --             --     4,636,000
Purchase of property and
  equipment...................      156,000       85,000         649,000             --       890,000

                          ACACIA RESEARCH CORPORATION

9. SEGMENT INFORMATION (CONTINUED)

                                                CORPORATE
1998                                            PORTFOLIO    COMBIMATRIX    OTHER        TOTAL
----                                           -----------   -----------   --------   -----------
Revenue......................................  $   382,000   $       --    $     --   $   382,000
Amortization of patents and goodwill.........    1,547,000           --      21,000     1,568,000
Interest income..............................      216,000       83,000       3,000       302,000
Interest expense.............................        1,000      129,000          --       130,000
Equity in losses of affiliates...............      901,000           --          --       901,000
Equity in income of partnerships.............      184,000           --          --       184,000
Loss before minority interests and income
  taxes......................................    4,080,000    1,644,000     663,000     6,387,000
Segment assets...............................   16,052,000    3,522,000     195,000    19,769,000
Investments in affiliates, at equity.........    3,481,000           --          --     3,481,000
Partnerships interest, at equity.............    1,832,000           --          --     1,832,000
Purchase of property and equipment...........      281,000       88,000       5,000       374,000

                                                 CORPORATE
1997                                             PORTFOLIO    COMBIMATRIX    OTHER       TOTAL
----                                             ----------   -----------   --------   ----------
Revenue........................................  $  491,000    $     --     $     --   $  491,000
Gains on sales of investments..................      50,000          --           --       50,000
Amortization of patents and goodwill...........     459,000          --           --      459,000
Interest income................................      36,000       9,000        7,000       52,000
Interest expense...............................      41,000          --           --       41,000
Equity in losses of affiliates.................     290,000          --           --      290,000
Equity in income of partnerships...............     129,000          --           --      129,000
Legal settlement expense.......................     460,000          --           --      460,000
Loss before minority interests and income
  taxes........................................   2,491,000     612,000      417,000    3,520,000
Segment assets.................................   8,267,000     357,000      230,000    8,854,000
Investments in affiliates, at equity...........   1,205,000          --           --    1,205,000
Partnerships interest, at equity...............     586,000          --           --      586,000
Purchase of property and equipment.............      34,000      50,000        8,000       92,000

10. SUBSEQUENT EVENTS

    In January 2000, the Company acquired a 7.6% interest in The EC Company for $3 million in a $17.3 million "non-voting" Series B Preferred Stock private placement. The EC Company is a leader in business-to-business Internet exchange transactions for mid-market suppliers.

    In February 2000, the Company issued a redemption notice for common stock purchase warrants issued in the December 1999 private placement. Holders of these warrants had 30 days to redeem the notice at an exercise price of $26.00 per share. As a result, all of these warrants were exercised prior to the redemption date with the Company receiving proceeds of approximately
$14.8 million for the issuance of 578,238 shares of common stock.

    In March 2000, CombiMatrix completed a private equity financing raising gross proceeds of $17.5 million through the sale of 3.5 million shares of CombiMatrix common stock. The Company invested $10 million in this private placement and acquired 2 million shares. As a result of the transaction, the Company increased its equity ownership in CombiMatrix from 50.0% to 51.8%. CombiMatrix issued

                          ACACIA RESEARCH CORPORATION

10. SUBSEQUENT EVENTS (CONTINUED)
warrants in conjunction with the private placement for finders fees. A total of 28,227 warrants to purchase CombiMatrix common stock at a per share price of $5.50 were issued.

    Also in March 2000, Soundbreak.com completed a Series C "non-voting" Convertible Preferred private equity financing raising gross proceeds of $19 million through the sale of 188,437 Series C Preferred shares. The Company invested $9 million in this private placement and acquired 90,000 Preferred shares. As a result of the transaction, the Company decreased its equity ownership in Soundbreak.com from 73.6% to 66.9%. Each share of the Series C Preferred Stock is convertible into 15 shares of Soundbreak.com's common stock. Soundbreak.com issued warrants in conjunction with the private placement for finders fees. A total of 40,838 warrants to purchase Soundbreak.com's common stock at a per share exercise price of $6.66 were issued.