Form 10-Q
period 2000-03-31
ACACIA RESEARCH CORP
filed 2000-05-08
CIK 934549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

    FOR THE QUARTER ENDED MARCH 31, 2000         COMMISSION FILE NO. 0-26068

                            ------------------------

                          ACACIA RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)

              DELAWARE                                       95-4405754
    (State or other jurisdiction                          (I.R.S. Employer
   of incorporation organization)                        Identification No.)

  55 SOUTH LAKE AVENUE, PASADENA CA                             91101
   (Address of principal executive                           (Zip Code)
              offices)

       Registrant's telephone number, including area code: (626) 396-8300

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

    At May 3, 2000 the registrant had 14,497,548 shares of Common Stock, $0.001 par value, issued and oustanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          ACACIA RESEARCH CORPORATION

                               TABLE OF CONTENTS

PART I.                FINANCIAL INFORMATION

                       Item 1.     Consolidated Financial Statements

                                   Consolidated Balance Sheets.................................      3

                                   Consolidated Statements of Operations.......................      4

                                   Consolidated Statements of Cash Flows.......................      5

                                   Notes to Consolidated Financial Statements..................      6

                       Item 2.     Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations...................................      9

                       Item 3.     Quantitative and Qualitative Disclosures About Market
                                   Risk........................................................     12

PART II.               OTHER INFORMATION

                       Item 1.     Legal Proceedings...........................................     13

                       Item 2.     Changes in Securities.......................................     13

                       Item 3.     Defaults Upon Senior Securities.............................     13

                       Item 4.     Submission of Matters to a Vote of Security Holders.........     13

                       Item 5.     Other Information...........................................     13

                       Item 6.     Exhibits and Reports on Form 8-K............................     13

SIGNATURE......................................................................................     14

                          ACACIA RESEARCH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                              MARCH 31, 2000    DECEMBER 31, 1999
                                                              ---------------   ------------------
                                                                (UNAUDITED)
                                              ASSETS

Current assets
  Cash and cash equivalents.................................      $ 62,171           $ 37,631
  Management fees and other receivables.....................            33                 60
  Receivables from affiliates...............................            11                318
  Deposit on investment.....................................            --              3,000
  Prepaid expenses..........................................         3,176                208
                                                                  --------           --------
    Total current assets....................................        65,391             41,217
Property and equipment, net.................................         1,623              1,154
Investment in affiliates, at equity.........................         4,350              4,636
Investment in affiliates, at cost...........................         3,000                 --
Patents, net of accumulated amortization....................         3,283              3,534
Goodwill, net of accumulated amortization...................           885              1,012
Other assets................................................           398                238
                                                                  --------           --------
                                                                  $ 78,930           $ 51,791
                                                                  ========           ========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable and accrued expenses.....................      $  1,554           $  1,293
                                                                  --------           --------
    Total current liabilities...............................         1,554              1,293
Other liabilities...........................................           340                340
                                                                  --------           --------
    Total liabilities.......................................         1,894              1,633
                                                                  --------           --------
Minority interests..........................................        19,522              4,896
                                                                  --------           --------

Stockholders' equity
  Common stock, par value $.001 per share;
    60,000,000 shares authorized; 14,373,498 shares in 2000
    and 13,607,193 shares in 1999 issued and outstanding....            14                 14
  Additional paid-in capital................................        78,155             62,283
  Warrants to purchase common stock.........................            --                 58
  Accumulated deficit.......................................       (20,655)           (17,093)
                                                                  --------           --------
    Total stockholders' equity..............................        57,514             45,262
                                                                  --------           --------
                                                                  $ 78,930           $ 51,791
                                                                  ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          ACACIA RESEARCH CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                     THREE MONTHS ENDED
                                                              ---------------------------------
                                                              MARCH 31, 2000    MARCH 31, 1999
                                                              ---------------   ---------------
                                                                         (UNAUDITED)
Revenues:
  Grant income..............................................     $       17        $       --
  Capital management fee income.............................             --                61
                                                                 ----------        ----------
  Total revenues............................................             17                61
                                                                 ----------        ----------
Operating expenses:
  Research and development expenses.........................            734               469
  Marketing, general, and administrative expenses...........          4,586               832
  Amortization of patents and goodwill......................            417               390
                                                                 ----------        ----------
  Total operating expenses..................................          5,737             1,691
                                                                 ----------        ----------
  Operating loss............................................         (5,720)           (1,630)
                                                                 ----------        ----------
Other income (expense):
  Interest income...........................................            427                72
  Interest expense..........................................             (1)              (41)
  Equity in income (loss) of partnerships...................             --                44
  Equity in losses of affiliates............................           (286)             (433)
  Other income..............................................             20                --
                                                                 ----------        ----------
  Total other income (expense)..............................            160              (358)
                                                                 ----------        ----------
Loss before income taxes and minority interests.............         (5,560)           (1,988)
Provision for income taxes..................................             (7)              (16)
                                                                 ----------        ----------
Loss before minority interests..............................         (5,567)           (2,004)
Minority interests..........................................          2,005                --
                                                                 ----------        ----------
Net loss....................................................     $   (3,562)       $   (2,004)
                                                                 ==========        ==========
Loss per common share
  Basic.....................................................     $    (0.26)       $    (0.20)
  Diluted...................................................     $    (0.26)       $    (0.20)

Weighted average number of common and potential common
  shares outstanding used in computation of loss per share
  Basic.....................................................     13,852,360        10,209,926
  Diluted...................................................     13,852,360        10,209,926

  The accompanying notes are an integral part of these consolidated financial statements.

                          ACACIA RESEARCH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                     THREE MONTHS ENDED
                                                              ---------------------------------
                                                              MARCH 31, 2000    MARCH 31, 1999
                                                              ---------------   ---------------
                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................      $(3,562)          $(2,004)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................          515               439
  Amortization of discount on notes payable.................           --                20
  Equity in loss of affiliates and partnerships.............          286               389
  Minority interest in net loss.............................       (2,005)               --
  Compensation expense relating to stock options/warrants...          508                24
  Other.....................................................           --                 9
Changes in assets and liabilities, net of effects of
  acquisitions:
  Management fees and other receivables, prepaid expenses,
    and other assets........................................       (2,794)              278
  Accounts payable, accrued expenses and other
    liabilities.............................................          261               (99)
                                                                  -------           -------
  Net cash used in operating activities.....................       (6,791)             (944)
                                                                  -------           -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equity investments, net of cash acquired......           --                (2)
  Purchase of partnership interest..........................           --               (37)
  Capitalized expenditures..................................         (606)              (92)
                                                                  -------           -------
  Net cash used in investing activities.....................         (606)             (131)
                                                                  -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable...............................           --               120
  Proceeds from exercise of stock options and warrants......       15,431                --
  Capital contributions from minority shareholders of
    subsidiaries............................................       16,506                --
                                                                  -------           -------
  Net cash provided by financing activities.................       31,937               120
                                                                  -------           -------
Increase in cash and cash equivalents.......................       24,540              (955)
Cash and cash equivalents, beginning........................       37,631             7,508
                                                                  -------           -------
Cash and cash equivalents, ending...........................      $62,171           $ 6,553
                                                                  =======           =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          ACACIA RESEARCH CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

    Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the laws of the State of California. On December 28, 1999, the Company changed its state of incorporation from California to Delaware. As a result, all shares of the Company's common stock were converted into shares of the Delaware corporation. The stockholders also approved an increase in the number of the Company's authorized shares of common stock from 30 million to 60 million and authorized the issuance of up to 20 million shares of preferred stock, whose rights, privileges, preferences, and powers would be determined at a later date. Acacia Research is currently engaged in developing new technology-related businesses. By providing seed capital, critical management and technical advice, and on-going operational support, the Company provides an infrastructure that allows early-stage companies to focus on their core strengths: creating new products and services. This support, in turn, allows developing businesses the opportunity to reduce their time to market. The Company also obtains ownership positions, through strategic investments, in businesses that fit well with existing operating companies.

    At March 31, 2000, the Company had significant economic interests in eight companies and takes an active role in each company's growth and advancement. These companies are: Acacia Launchpad LLC ("Launchpad"), MerkWerks Corporation ("MerkWerks"), Soundbreak.com Incorporated ("Soundbreak.com"), Soundview Technologies Incorporated ("Soundview Technologies"), CombiMatrix Corporation ("CombiMatrix"), Signature-mail.com llc ("Signature-mail.com"), Mediaconnex Communications, Inc. ("Mediaconnex"), and Greenwich Information Technologies LLC ("Greenwich Information Technologies").

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

    In March 2000, CombiMatrix completed a private equity financing raising gross proceeds of $17.5 million through the sale of 3.5 million shares of CombiMatrix common stock. The Company invested $10 million in this private placement and acquired 2 million shares. As a result of the transaction, the Company increased its equity ownership in CombiMatrix from 50.0% to 51.8%. CombiMatrix issued warrants in conjunction with the private placement for finders fees. A total of 22,036 warrants to purchase CombiMatrix's common stock at a per share exercise price of $5.00 were issued.

    Also in March 2000, Soundbreak.com completed a Series C "non-voting" Convertible Preferred private equity financing raising gross proceeds of approximately $19 million through the sale of 188,437 Series C Preferred shares. The Company invested $9 million in this private placement and acquired 90,000 Preferred shares. As a result of the transaction, the Company decreased its equity ownership in Soundbreak.com from 73.6% to 66.9%, on an as converted basis. Each share of the Series C Preferred Stock is convertible into 15 shares of Soundbreak.com's common stock. Soundbreak.com issued warrants in conjunction with the private placement for finders fees. A total of 40,838 warrants to purchase Soundbreak.com's common stock at a per share exercise price of $6.66 were issued.

                          ACACIA RESEARCH CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION--The accompanying unaudited consolidated financial statements contain all adjustments which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company and its subsidiaries at March 31, 2000 and the consolidated results of operations and cash flows for the three months ended March 31, 2000 and 1999. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

    RECLASSIFICATIONS--Certain reclassifications of prior year's amounts have been made to conform to the 2000 presentation.

3. SEGMENT INFORMATION

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

    The Company evaluates segment performances based on earnings potential and cost of future completed products or services. Material intercompany transactions and transfers have been eliminated in consolidation. The accounting policies of the segments are the same as those used in the preparation of the Company's consolidated financial statements.

                          ACACIA RESEARCH CORPORATION

3. SEGMENT INFORMATION (CONTINUED)
    The table below presents information about the Company's reportable segments for the three months ended March 31, 2000 and 1999.

                                            CORPORATE
2000                                        PORTFOLIO   COMBIMATRIX   SOUNDBREAK.COM    OTHER      TOTAL
----                                        ---------   -----------   --------------   --------   --------
                                                                    (IN THOUSANDS)
Revenue...................................   $    --      $    17         $    --       $   --    $    17
Amortization of patents and goodwill......       414           --              --            3        417
Other income..............................        20           --              --           --         20
Interest income...........................       326           17              61           23        427
Interest expense..........................         1           --              --           --          1
Equity in losses of affiliates............       286           --              --           --        286
Loss before minority interests and income
  taxes...................................     2,086          885           2,426          163      5,560
Segment assets............................    35,666       18,221          22,838        2,205     78,930
Investments in affiliates, at equity......     4,350           --              --           --      4,350
Investments in affiliates, at cost........     3,000           --              --           --      3,000
Purchase of property and equipment........        94           --             474           --        568

                                                         CORPORATE
1999                                                     PORTFOLIO   COMBIMATRIX    OTHER      TOTAL
----                                                     ---------   -----------   --------   --------
                                                                        (IN THOUSANDS)
Management fee income..................................   $    61       $ --         $ --     $    61
Amortization of Patents and Goodwill...................       387         --            3         390
Interest income........................................        63          9           --          72
Interest expense.......................................        --         41           --          41
Equity in losses of affiliates.........................       433         --           --         433
Equity in income of partnerships.......................        44         --           --          44
Loss before minority interests and Income taxes........     1,372        482           86       1,940
Segment assets.........................................    17,079        567          183      17,829
Investments in affiliates, at equity...................     3,047         --           --       3,047
Partnerships interests, at equity......................     1,912         --           --       1,912
Capital expenditures...................................        70         22           --          92

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

    This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our network companies operate, and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statement.

GENERAL

    The following discussion is based primarily on our consolidated balance sheet as of March 31, 2000, and on our operations for the period from January 1, 2000 to March 31, 2000. The discussion compares the activities for the three months ended March 31, 2000 to the activities for the three months ended March 31, 1999.

    This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

REVENUES

    GRANT INCOME. During the three months ended March 31, 2000, grant income was $17,000 as compared to no grant income during the three months ended
March 31, 1999. CombiMatrix has been awarded three contracts from the federal government with respect to its biochip technology. CombiMatrix was awarded two grants in July 1999 for Phase I SBIR from the Deparment of Energy and the Department of Defense. CombiMatrix was further awarded a Phase II SBIR Department of Defense contract for the use of its biochip technology to develop nanode array sensor microchips in January 2000.

    CAPITAL MANAGEMENT FEES. During the three months ended March 31, 1999, capital management fee income, which includes performance fee income, was $61,000 as compared to no capital management fee income generated during the three months ended March 31, 2000.

    On December 31, 1999, we closed the Acacia Capital Management division. Costs associated with exiting this business were not material.

OPERATING EXPENSES

    Total operating expenses increased to $5.7 million during the three months ended March 31, 2000 from $1.7 million during the three months ended March 31, 1999 primarily due to expenses relating to the operating activities of Soundbreak.com and Launchpad, an increase in our business development activities, an increase in our head count, higher wages and larger office facilities, plus an expansion of CombiMatrix's research and development efforts.

    RESEARCH AND DEVELOPMENT EXPENSES. We incurred research and development expenses of $734,000 for the three months ended March 31, 2000, compared to expenses of $469,000 during the three months ended March 31, 1999. Such expenses for the three months ended March 31, 2000 are comprised of expenses incurred by CombiMatrix and Merkwerks. Research and development expense for the three months ended March 31, 2000 are comprised of expenses incurred by CombiMatrix of $696,000 and expenses incurred by MerkWerks of $38,000. During the three months ended March 31, 2000, CombiMatrix's expenses increased due to an increase in the number of CombiMatrix personnel and laboratory facilities as it expanded its research and development efforts.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 2000, marketing, general and administrative expenses increased to $4.6 million as compared to $832,000 for the three months ended March 31, 1999. During the three months ended March 31, 2000, these expenses increased due to general expansion of the Company, including an increase in business development expenses as we explore new business opportunities, an increase in office expenses relating to our move to larger office facilities, and an increase in salaries and fringe benefits primarily due to an increase in the number of our personnel as well as higher wages and payroll expenses. No expenses were attributable to Soundbreak.com and Launchpad during 1999, as these divisions did not begin operations until subsequent to the first quarter of 1999. Soundbreak.com's and Launchpad's marketing, general and administrative expenses were $2.4 million and $61,000 for the three months ended March 31, 2000, respectively.

    Marketing, general and administrative expenses include expenses incurred in the use of consultants in which a portion of the compensation has been paid in equity securities (stock options or warrants). We are required to record the fair value of such securities as they vest. Using option valuation techniques, we incurred an expense of approximately $585,000 for the three months ended March 31, 2000 and $24,000 for the three months ended March 31, 1999.

    AMORTIZATION OF PATENTS AND GOODWILL. We reported amortization expenses relating to patents and goodwill of $417,000 million during the three months ended March 31, 2000, which was approximately equal to the amount during the three months ended March 31, 1999. As a result of our purchase of additional equity interests in Soundview Technologies in June 1997 and January 1998, in MerkWerks in January 1998 and June 1999, and in CombiMatrix in August 1999, we are incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired. Amortization expenses at or above the current level are expected to continue for the foreseeable future.

OTHER INCOME (EXPENSE)

    We reported other income of $160,000 for the three months ended March 31, 2000 compared to other expense of $358,000 for the three months ended March 31, 1999.

    INTEREST INCOME. During the three months ended March 31, 2000, interest income was $427,000 as compared to interest income during the three months ended March 31, 1999, of $72,000. The increase is due to higher cash balances in the three months ended March 31, 2000 as compared to the three months ended
March 31, 1999. We received $32.3 million in cash from outside investors in connection with our warrant call and private placements for Soundbreak.com and CombiMatrix during the three months ended March 31, 2000.

    INTEREST EXPENSE. Interest expense for the three months ended March 31, 2000 was $1,000 as compared to $41,000 during the three months ended March 31, 1999. The expense incurred during the three months ended March 31, 1999 is primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement. During the fourth quarter of 1999, CombiMatrix offered holders of the unsecured subordinated notes the opportunity to convert their outstanding principal balance into CombiMatrix Common Stock. All noteholders converted as of December 1999.

    EQUITY IN LOSS OF PARTNERSHIPS. We reported no equity in loss of partnerships in the three months ended March 31, 2000, compared to equity in income of partnerships of $44,000 for the three months ended March 31, 1999. The decrease was a result of the closing of the funds during 1999.

    EQUITY IN LOSSES OF AFFILIATES. We reported equity in losses of affiliates of $286,000 in the three months ended March 31, 2000, compared to equity in losses of affiliates of $433,000 in the three months ended March 31, 1999. Losses during the three months ended March 31, 2000 are comprised of a loss of $74,000 for our investment in Signature-mail.com, a loss of $49,000 for our investment in Greenwich Information Technologies, a loss of $19,000 for our investment in Whitewing Labs, and a loss of $144,000 for our investment in Mediaconnex, as determined by the equity method of accounting. Losses for the three months ended March 31, 1999 are comprised of a loss of $319,000 for our investment in Signature-mail.com, a loss of $77,000 for our investment in Greenwich Information Technologies, and a loss of $37,000 for our investment in Whitewing Labs, as determined by the equity method of accounting.

MINORITY INTERESTS

    Minority interests in the losses of consolidated subsidiaries increased to $2,005,000 in the three months ended March 31, 2000 as compared to $0 in the three months ended March 31, 1999. The increase in minority interests relates to the CombiMatrix private placements and Soundbreak.com initial funding and private placements. Minority shareholders participated in the losses of CombiMatrix and Soundbreak.com for the quarter ended March 31, 2000.

INFLATION

    Inflation has not had a significant impact on the company.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2000, we had cash and cash equivalents of $62.2 million on a consolidated basis, of which the parent company had $23.8 million and our subsidiaries had $38.4 million. Working capital was $63.9 million on a consolidated basis at March 31, 2000. Highlights of the financing and commitment activities for the period ended March 31, 2000 include:

    - $14.8 million of proceeds received from the exercise of common stock purchase warrants issued in the December 1999 private placement.

    - $17.5 million of gross proceeds from a private equity financing completed for CombiMatrix, in which we contributed $10 million.

    - $19 million of gross proceeds from a private equity financing completed for Soundbreak.com, in which we contributed $9 million.

    We have no committed lines of credit or other committed funding. However, we anticipate that existing working capital reserves will provide sufficient funds for our operating expenses and planned investment activities for the next twelve months. Additional financing will be sought as needed to fund new or existing businesses. There can be no assurance that we will not encounter unforeseen difficulties that may deplete our capital resource more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt, or other external financing and there can be no assurance can be made that additional funding will be available on favorable terms, if at all. Such financing transactions may be dilutive to existing investors.

SUBSEQUENT TO MARCH 31, 2000:

    In April 2000, we entered into a commitment for relocation costs and services related to the move of CombiMatrix's operating facilities to Seattle, Washington. This commitment provides for moving and relocation expenses for employees including real estate and apartment search services. Costs associated with the relocation efforts cannot be reasonably estimated at this time.

    Soundbreak.com also launched a $5 million national advertising campaign in late-March 2000 and is expected to run through mid-May 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are not a party to derivative financial instruments at or during the three month period ended March 31, 2000.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On April 5, 2000, one of our subsidiaries, Soundview Technologies, Inc., filed a lawsuit in the United States District Court for the Eastern District of Virginia against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronics Manufacturers Association, and the Consumer Electronics Association. The lawsuit alleges a violation of federal patent and antitrust laws and involves Soundview's United States Patent
No. 4,554,584.

ITEM 2. CHANGES IN SECURITIES

WARRANT CALL

    In February 2000, we exercised our redemption rights with respect to all outstanding Common Stock Purchase Warrants purchased in a private placement of securities completed in December 1999. All were exercised prior to the redemption time (March 8, 2000). We received approximately $14.8 million in cash as proceeds from the exercise of Common Stock Purchase Warrants for 578,238 shares of Common Stock. The shares issued were privately placed to the holders of the Common Stock Purchase Warrants in accordance with Section 4 (2) of the Securities Act of 1933, as amended, and Rule 506 under Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS

       27  Financial Data Schedule

    (b) REPORTS ON FORM 8-K

        On February 24, 2000, we filed a Current Report on Form 8-K dated February 24, 2000 to report under Item 5 (Other Events).

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ACACIA RESEARCH CORPORATION

                                                       By:               /s/ PETER FRANK
                                                            -----------------------------------------
                                                                           Peter Frank
                                                                     AUTHORIZED SIGNATORY AND
                                                                     CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)

Date: May 5, 2000