Form 10-Q
period 2000-06-30
ACACIA RESEARCH CORP
filed 2000-08-11
CIK 934549

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                      For the Quarter Ended June 30, 2000

                          Commission File No. 0-26068

                               ----------------

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

                               ----------------

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   At August 9, 2000 the registrant had 15,987,887 shares of Common Stock, $0.001 par value, issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          ACACIA RESEARCH CORPORATION

                               Table Of Contents

Part I. Financial Information

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets............................................................   3

         Consolidated Statements of Operations..................................................   4

         Consolidated Statements of Cash Flows..................................................   5

         Notes to Consolidated Financial Statements.............................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............................  15

Part II. Other Information

Item 1.  Legal Proceedings......................................................................  16

Item 2.  Changes in Securities..................................................................  16

Item 3.  Defaults Upon Senior Securities........................................................  16

Item 4.  Submission of Matters to a Vote of Security Holders....................................  16

Item 5.  Other Information......................................................................  17

Item 6.  Exhibits and Reports on Form 8-K.......................................................  17

Signature......................................................................................   18

                          ACACIA RESEARCH CORPORATION

                          CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share information)

                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------- ------------
                                                       (Unaudited)
                        ASSETS
                        ------
Current assets
  Cash and cash equivalents...........................  $ 54,674     $ 37,631
  Accounts receivable.................................        40          --
  Management fees and other receivables...............        22           60
  Receivables from affiliates.........................        20          318
  Deposit on investment...............................       --         3,000
  Prepaid expenses....................................     1,012          208
  Other assets........................................        18          --
                                                        --------     --------
    Total current assets..............................    55,786       41,217
Property and equipment, net...........................     2,060        1,154
Investment in affiliates, at equity...................     3,845        4,636
Investment in affiliates, at cost.....................     3,000          --
Patents, net of accumulated amortization..............     3,074        3,534
Goodwill, net of accumulated amortization.............     1,689        1,012
Other assets..........................................       449          238
                                                        --------     --------
                                                        $ 69,903     $ 51,791
                                                        ========     ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current liabilities
  Accounts payable and accrued expenses...............  $  1,168     $  1,293
                                                        --------     --------
    Total current liabilities.........................     1,168        1,293
Other liabilities.....................................       340          340
                                                        --------     --------
    Total liabilities.................................     1,508        1,633
                                                        --------     --------
Minority interests....................................    16,143        4,896
                                                        --------     --------
Stockholders' equity
  Common stock, par value $.001 per share; 60,000,000
   shares authorized; 14,614,481 and 13,607,193 shares
   issued and outstanding as of June 30, 2000 and
   December 31, 1999, respectively....................        15           14
  Additional paid-in capital..........................    79,129       62,283
  Warrants to purchase common stock...................       --            58
  Accumulated deficit.................................   (26,892)     (17,093)
                                                        --------     --------
    Total stockholders' equity........................    52,252       45,262
                                                        --------     --------
                                                        $ 69,903     $ 51,791
                                                        ========     ========


  The accompanying notes are an integral part of these consolidated financial statements.

                          ACACIA RESEARCH CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
             (in thousands, except share and per share information)

                                 Six Months Ended       Three Months Ended
                               ----------------------  ----------------------
                                June 30,    June 30,    June 30,    June 30,
                                  2000        1999        2000        1999
                               ----------  ----------  ----------  ----------
                                    (Unaudited)             (Unaudited)
Revenues:
  Grant income................ $       17  $      --   $      --   $      --
  Advertising.................         22         --           22         --
  Capital management fee
   income.....................        --           91         --           30
                               ----------  ----------  ----------  ----------
    Total revenues............         39          91          22          30
                               ==========  ==========  ==========  ==========
Operating expenses:
  Research and development
   expenses...................      1,630       1,039         896         570
  Marketing, general, and
   administrative expenses....     14,308       1,775       9,722         945
  Amortization of patents and
   goodwill...................        863         789         446         399
                               ----------  ----------  ----------  ----------
    Total operating expenses..     16,801       3,603      11,064       1,914
                               ----------  ----------  ----------  ----------
  Operating loss..............    (16,762)     (3,512)    (11,042)     (1,884)
                               ----------  ----------  ----------  ----------
Other income (expense):
  Interest income.............      1,209         145         782          73
  Interest expense............         (1)        (83)        --          (42)
  Equity in income of
   partnerships...............        --           50         --            7
  Equity in losses of
   affiliates.................       (824)       (620)       (538)       (187)
  Other income................         24         --            4         --
                               ----------  ----------  ----------  ----------
    Total other income
     (expense)................        408        (508)        248        (149)
                               ----------  ----------  ----------  ----------
Loss before income taxes and
 minority interests...........    (16,354)     (4,020)    (10,794)     (2,033)
Provision for income taxes....         (9)        (20)         (2)         (3)
                               ----------  ----------  ----------  ----------
Loss before minority
 interests....................    (16,363)     (4,040)    (10,796)     (2,036)
Minority interests............      6,564         --        4,559         --
                               ----------  ----------  ----------  ----------
Net loss...................... $   (9,799) $   (4,040) $   (6,237) $   (2,036)
                               ==========  ==========  ==========  ==========
Loss per common share
  Basic....................... $    (0.67) $    (0.39) $    (0.43) $    (0.20)
  Diluted..................... $    (0.67) $    (0.39) $    (0.43) $    (0.20)

Weighted average number of
 common and potential common
 shares outstanding used in
 computation of loss per share
  Basic and Diluted........... 14,521,311  10,278,458  14,515,149  10,346,238

  The accompanying notes are an integral part of these consolidated financial statements.

                          ACACIA RESEARCH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                         Six Months Ended
                                                    ---------------------------
                                                    June 30, 2000 June 30, 1999
                                                    ------------- -------------
                                                            (Unaudited)
Cash flows from operating activities:
Net loss...........................................   $ (9,799)      $(4,040)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization....................      1,138           889
  Amortization of discount on notes payable........        --             40
  Equity in loss of affiliates and partnerships....        824           570
  Minority interest in net loss....................     (6,564)          --
  Compensation expense relating to stock
   options/warrants................................        520            50
  Other............................................        --              9
Changes in assets and liabilities, net of effects
 of acquisitions:
  Management fees and other receivables, prepaid
   expenses, and other assets......................       (737)          227
  Accounts payable, accrued expenses and other
   liabilities.....................................       (125)          (52)
                                                      --------       -------
  Net cash used in operating activities............    (14,743)       (2,307)
                                                      --------       -------
Cash flows from investing activities:
  Advances to affiliates...........................        --             (3)
  Payments received on advances to affiliates......        --              2
  Capital contribution to equity investments.......        (33)          (25)
  Purchase of additional equity in consolidated
   subsidiary......................................        --            (31)
  Withdrawls from partnerships.....................        --            500
  Purchase of partnership interest.................        --            (49)
  Purchase of property and equipment...............     (1,300)         (101)
                                                      --------       -------
  Net cash (used in) provided by investing
   activities......................................     (1,333)          293
                                                      --------       -------
Cash flows from financing activities:
  Proceeds from exercise of stock options and
   warrants........................................     16,283           193
  Capital contributions from minority shareholders
   of subsidiaries.................................     16,836            33
                                                      --------       -------
  Net cash provided by financing activities........     33,119           226
                                                      --------       -------
Increase in cash and cash equivalents..............     17,043        (1,788)
Cash and cash equivalents, beginning...............     37,631         7,508
                                                      --------       -------
Cash and cash equivalents, ending..................   $ 54,674       $ 5,720
                                                      ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          ACACIA RESEARCH CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

   Acacia Research Corporation (the "Company") was incorporated on January 25, 1993 under the laws of the State of California. On December 28, 1999, the Company changed its state of incorporation from California to Delaware. The Company is currently engaged in developing new technology-related businesses.

   The Company's current new business focus is to identify and develop opportunities in the life science sector that will be created by commercializing of the new biochip technology of the Company's subsidiary, CombiMatrix Corporation, and other new technologies investing in that sector.

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

   At June 30, 2000, the Company had significant economic interests in a number of companies and takes an active role in each company's growth and advancement. These companies are: CombiMatrix Corporation ("CombiMatrix"), Acacia Launchpad LLC ("Launchpad"), Soundbreak.com Incorporated ("Soundbreak.com"), Soundview Technologies Incorporated ("Soundview Technologies"), MerkWerks Corporation ("MerkWerks"), Signature-mail.com llc ("Signature-mail.com"), Mediaconnex Communications, Inc. ("Mediaconnex"), and Greenwich Information Technologies LLC ("Greenwich Information Technologies").

   In January 2000, the Company acquired a 7.6% interest in The EC Company for $3 million in a $17.3 million "non-voting" Series B Preferred Stock private placement. The EC Company is a leader in business-to-business Internet exchange transactions for mid-market suppliers.

   In February 2000, the Company issued a redemption notice for common stock purchase warrants issued in its December 1999 private placement. Holders of these warrants had 30 days to exercise the warrants at a price of $26.00 per share. As a result, all of these warrants were exercised prior to the redemption date with the Company receiving proceeds of approximately $14.8 million for the issuance of 578,238 shares of common stock.

   In March 2000, CombiMatrix completed a private equity financing raising gross proceeds of $17.5 million through the sale of 3.5 million shares of CombiMatrix common stock. The Company invested $10 million in this private placement and acquired 2 million shares. As a result of the transaction, the Company increased its equity ownership in CombiMatrix from 50.0% to 51.8%. CombiMatrix issued warrants in conjunction with the private placement for finders fees. A total of 31,050 warrants to purchase CombiMatrix's common stock at a per share exercise price of $5.50 were issued.

   Also in March 2000, Soundbreak.com completed a Series C "non-voting" Convertible Preferred private equity financing raising gross proceeds of approximately $19 million through the sale of 188,437 Series C Preferred shares. The Company invested $9 million in this private placement and acquired 90,000 Preferred shares. As a result of the transaction, the Company's equity ownership in Soundbreak.com decreased from 73.6% to 66.9%, on an as converted basis. Each share of the Series C Preferred Stock is convertible into 15 shares of Soundbreak.com's common stock. Soundbreak.com issued warrants in conjunction with the private placement for finders fees. A total of 40,838 warrants to purchase Soundbreak.com's common stock at a per share exercise price of $6.66 were issued.

                          ACACIA RESEARCH CORPORATION

   The Acacia Research Corporation 1996 Stock Option Plan (the "1996 Plan") provides for the grant of Nonqualified Stock Options and Incentive Stock Options to key employees, including officers of the Company and its subsidiaries and certain other individuals. In May 2000, the Company increased the authorized number of shares of common stock subject to the amended 1996 Plan by 1,000,000 shares to a total of 4,000,000 shares.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION--The accompanying unaudited consolidated financial statements contain all adjustments which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company and its subsidiaries at June 30, 2000 and the consolidated results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

   RECLASSIFICATIONS--Certain reclassifications of prior year's amounts have been made to conform to the 2000 presentation.

3. SEGMENT INFORMATION

   The Company has three reportable segments: Corporate Portfolio, CombiMatrix and Soundbreak.com.

   The Corporate Portfolio segment makes direct investments in emerging companies with intellectual property rights, most of which are involved in developing new or unproven technologies.

   CombiMatrix is a biotech company with a proprietary biochip array processor system for the rapid, cost competitive synthesis of DNA, peptides and other chemical compounds on a software programmable semiconductor chip. This proprietary technology has significant applications in the areas of genomics, proteomics and diagnostics.

   Soundbreak.com is a new media company featuring 24-hour audio and video streaming of music performances and live performances hosted by professional talent targeting a demographic of viewers under age 35 and including extensive viewer interaction formats.

   The Company evaluates segment performances based on earnings potential and cost of future completed products or services. Material intercompany transactions and transfers have been eliminated in consolidation. The accounting policies of the segments are the same as those used in the preparation of the Company's consolidated financial statements.

                          ACACIA RESEARCH CORPORATION

   The table below presents information about the Company's reportable segments for the six months ended June 30, 2000 and 1999 (in thousands).

                            Corporate
Six months ended June 30,   Portfolio CombiMatrix Soundbreak.com Other   Total
2000                        --------- ----------- -------------- ------ -------
Revenue...................   $   --     $    17      $   --      $   22 $    39
Amortization of patents
 and goodwill.............       856        --           --           7     863
Other income..............        24        --           --         --       24
Interest income...........       638        236          288         47   1,209
Interest expense..........         1        --           --         --        1
Equity in losses of
 affiliates...............       824        --           --         --      824
Loss before minority
 interests and income
 taxes....................     4,665      2,185        9,113        391  16,354
Segment assets............    34,876     17,427       15,638      1,962  69,903
Investments in affiliates,
 at equity................     3,845        --           --         --    3,845
Investments in affiliates,
 at cost..................     3,000        --           --         --    3,000
Capital Expenditures......       358        108          831          3   1,300

                                           Corporate
                                           Portfolio CombiMatrix Other  Total
Six months ended June 30, 1999             --------- ----------- ----- -------
Management fee income.....................  $    91    $  --     $ --  $    91
Amortization of patents and goodwill......      782       --         7     789
Interest income...........................      135        10      --      145
Interest expense..........................      --         83      --       83
Equity in losses of affiliates............      620       --       --      620
Equity in income of partnerships..........       50       --       --       50
Loss before minority interests and Income
 taxes....................................    2,789     1,079      152   4,020
Segment assets............................   15,577       460      242  16,279
Investments in affiliates, at equity......    2,885       --       --    2,885
Partnerships interests, at equity.........    1,432       --       --    1,432
Capital expenditures......................       77        24      --      101

                          ACACIA RESEARCH CORPORATION

   The table below presents information about the Company's reportable segments for the three months ended June 30, 2000 and 1999 (in thousands).

                            Corporate
Three Months Ended June     Portfolio CombiMatrix Soundbreak.com Other   Total
30, 2000                    --------- ----------- -------------- ------ -------
Revenue...................   $   --     $   --       $   --      $   22 $    22
Amortization of patents
 and goodwill.............       442        --           --           4     446
Other income..............         4        --           --         --        4
Interest income...........       312        219          227         24     782
Interest expense..........       --         --           --         --      --
Equity in losses of
 affiliates...............       538        --           --         --      538
Loss before minority
 interests and income
 taxes....................     2,579      1,300        6,687        228  10,794
Segment assets............    34,738     17,427       15,638      2,100  69,903
Investments in affiliates,
 at equity................     3,845        --           --         --    3,845
Investments in affiliates,
 at cost..................     3,000        --           --         --    3,000
Purchase of property and
 equipment................       264        108          357          3     732

                                           Corporate
                                           Portfolio CombiMatrix Other  Total
Three Months Ended June 30, 1999           --------- ----------- ----- -------
Management fee income.....................  $    30     $ --     $ --  $    30
Amortization of patents and goodwill......      395       --         4     399
Other income..............................      --        --       --      --
Interest income...........................       72         1      --       73
Interest expense..........................      --         42      --       42
Equity in losses of affiliates............      187       --       --      187
Equity in income of partnerships..........        6       --       --        6
Loss before minority interests and income
 taxes....................................    1,417       597       66   2,080
Segment assets............................   15,577       460      242  16,279
Investments in affiliates, at equity......    2,885       --       --    2,885
Investments in affiliates, at cost........    1,432       --       --    1,432
Purchase of property and equipment........        7         2      --        9

                          ACACIA RESEARCH CORPORATION

4. SUBSEQUENT EVENTS

   In July 2000, the Company increased its ownership of privately held CombiMatrix Corporation from 51.8% to 61.4%. The Company acquired the additional ownership position from existing shareholders of CombiMatrix in exchange for approximately 489,000 restricted shares of the Company's common stock, valued at approximately $9.4 million. This purchase will be accounted for as a step acquisition. The purchase price will be allocated to the fair value of assets acquired and liabilities assumed, including acquired in-process research and development. Any amount attributable to in-process research and development will be charged to expense in the third quarter of 2000. The allocation of the purchase price is expected to be completed in the third quarter of 2000.

   In July 2000, the Company completed an institutional private equity financing raising gross proceeds of $23.7 million through the sale of 861,638 units, each unit consisting of one share of the Company's common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of the Company's common stock at a price of $33.00 per share and is callable by the Company once the closing bid price of the Company's common stock averages $39.60 or above for 20 consecutive trading days on the Nasdaq National Market System. The Company issued an additional 11,000 units in lieu of cash payments in conjunction with the private placement for finders fees.

   In August 2000, CombiMatrix completed a private equity financing raising gross proceeds of $36 million through the sale of 4 million shares of CombiMatrix common stock. The Company invested $17.5 million in this private placement and acquired 1,944,445 shares. As a result of the transaction, the Company decreased its equity ownership in CombiMatrix from 61.2 % to 58.4%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which the Company and its affiliates operate, and other circumstances affecting anticipated revenues and costs. The Company expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statement and the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

General

   The following discussion is based primarily on our consolidated balance sheet as of June 30, 2000, and on our operations for the period from January 1, 2000 to June 30, 2000. The discussion compares the activities for the six and three months ended June 30, 2000 to the activities for the six and three months ended June 30, 1999. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Results of Operations

                             Six Months Ended          Three Months Ended
                                 June 30,                   June 30,
                         -------------------------  -------------------------
                             2000         1999          2000         1999
                         ------------  -----------  ------------  -----------
Revenues................ $     39,000  $    91,000  $     22,000  $    30,000
Operating expenses......  (16,801,000)  (3,603,000)  (11,064,000)  (1,914,000)
Other income (expense),
 net....................      408,000     (508,000)      248,000     (149,000)
Minority interests......    6,564,000          --      4,559,000          --
(Provision) benefit for
 income taxes...........       (9,000)     (20,000)       (2,000)      (3,000)
                         ------------  -----------  ------------  -----------
Net loss................ $ (9,799,000) $(4,040,000) $ (6,237,000) $(2,036,000)
                         ============  ===========  ============  ===========

For The Six Months Ended June 30, 2000 and June 30, 1999

   Net Revenues. Net revenues decreased to $39,000 for the six months ended June 30, 2000 from $91,000 for the six month's ended June 30, 1999 primarily due to lower returns and the winding down of the Acacia Capital Management division, which ceased operations as of December 31, 1999. Revenues recognized are primarily attributable to advertising earned by a newly acquired company, and grant income recognized by CombiMatrix. CombiMatrix has been awarded three contracts from the federal government with respect to its biochip technology. CombiMatrix was awarded two grants in July 1999 for Phase I SBIR from the Department of Energy and the Department of Defense. CombiMatrix was further awarded a Phase II SBIR Department of Defense contract for the use of its biochip technology to develop nanode array sensor microchips in January 2000.

   Operating Expenses. Total operating expenses increased to $16,801,000 for the six months ended June 30, 2000 from $3,603,000 for the six months ended June 30, 1999 primarily due to an increase in marketing, general, and administrative expenses. Our marketing, general and administrative costs consist primarily of advertising, employee compensation, outside professional services such as legal, accounting and consulting, rent, and travel-related costs. We expanded our operations during 2000 to grow our infrastructure, including additions to personnel and office space. Subsequent to the second quarter of 1999, Soundbreak.com was incorporated and launched its music lifestyle destination website. The quick progress of Soundbreak.com from a developmental stage enterprise to a fully functioning interactive music website required significant marketing and administrative expenditures. For the six months ended June 30, 2000, Soundbeak.com's operating expenses totaled approximately $9.4 million. Of this amount, approximately $4.9 million is attributable to marketing expenses, which were spent in accordance with the Company's marketing initiative. We anticipate continued dedication of substantial resources to enhance Soundbreak.com's website and that these costs may substantially increase in future periods. In addition, during the later half of 1999 CombiMatrix increased its employee base and made extensive use of consultants to assist in solving specialized issues or providing particular services and expects to hire additional managerial and clerical employees. Also, during June 2000, CombiMatrix began its relocation efforts. These costs, in the aggregate, will be approximately $500,000. These efforts were completed during the third quarter of 2000 and approximately $152,000 associated with such efforts was recognized during the three months ended June 30, 2000.

   Other Income, Net. Other income, net recognized during the first half of 2000 totaled $408,000 compared to other expense, net of $508,000 for the six months ended June 30, 1999. Interest income totaling $1,209,000 was recognized for the six month period ended June 30, 2000 compared to $145,000 for the six month period ended June 30, 1999. The increase in interest income is primarily attributable to the increased cash balances received from two private placements completed during March 2000 for CombiMatrix and Soundbreak.com and our warrant call during the first quarter of 2000. These activities generated an additional $32.3 million in cash from outside investors. Interest expense for the six months ended June 30, 2000 decreased to $1,000 compared to $83,000 during the six months ended June 30, 1999. During the fourth quarter of 1999, CombiMatrix note-holders converted their unsecured subordinated notes into CombiMatrix common stock. The increase in equity in losses of affiliates is primarily attributable to losses of $543,000 from Mediaconnex. This amount was offset by a decrease in the recognized loss for Whitewing Labs, another one of our portfolio companies, Greenwhich and Signature-mail.com totaling $281,000 for the six month period ended June 30, 2000 compared to $620,000 for the six month period ended June 30, 1999.

   Minority Interests. Minority interests increased to $6,564,000 for the six month period ended June 30, 2000, primarily reflecting minority interests in net losses of CombiMatrix and Soundbreak.com which obtained outside equity financing during the later half of 1999. Minority shareholders participated in the losses of these two subsidiaries for the six month period ended June 30, 2000.

For The Three Months Ended June 30, 2000 and June 30, 1999

   Net Revenues. Our reported net revenues decreased to $22,000 during the three months ended June 30, 2000 from $30,000 during the three months ended June 30, 1999, primarily due to recognition of advertising income in a newly invested company, and the winding down of the Acacia Capital Management division, which ceased operations as of December 31, 1999.

   Operating Expenses. Total operating expenses increased to $11,064,000 during the three months ended June 30, 2000 from $1,914,000 during the three months ended June 30, 1999 primarily due to an increase in marketing, general, and administrative expenses. Our marketing, general and administrative costs consist primarily of marketing, employee compensation, outside professional services such as legal, accounting and consulting, rent, and travel-related costs. We expanded our operations during 2000 to grow our infrastructure, including additions to personnel and office space. Subsequent to the second quarter of 1999, Soundbreak.com was incorporated and launched its music lifestyle destination website. The quick progress of Soundbreak.com from a developmental stage enterprise to a fully functioning interactive music website required significant marketing and administrative expenditures. For the three months ended June 30, 2000, Soundbeak.com's operating expenses totaled approximately $6.9 million. Of this amount, approximately $4.2 million is attributable to marketing expenses, which were spent in accordance with the Company's marketing initiative. We anticipate continued dedication of substantial resources to enhance Soundbreak.com's website and that these costs may substantially increase in future periods. In addition, during the later half of 1999 CombiMatrix increased its employee base and made extensive use of consultants to assist in solving specialized issues or providing particular services and expects to hire additional managerial and clerical employees. Also, during June 2000, CombiMatrix began its relocation efforts. These costs, in the aggregate, will be approximately $500,000. These efforts were completed during the third quarter of 2000 and approximately $152,000 associated with such efforts was recognized during June 2000.

   Other Income, Net. Other income, net recognized during the three month period ended June 30, 2000 totaled $248,000 compared to other expense, net of $149,000 for the three month period ended June 30, 1999. Interest income totaling $782,000 was recognized for the three month period ended June 30, 2000 compared to $73,000 for the three month period ended June 30, 1999. The increase in interest income is primarily attributable to the increased cash balances received from two private placements completed during March 2000 for CombiMatrix and Soundbreak.com and our warrant call during the first quarter of 2000. These activities generated an additional $32.3 million in cash from outside investors. Interest expense for the three months ended June 30, 2000 decreased to $0 compared to $42,000 during the three months ended June 30, 1999. During the fourth quarter of 1999, CombiMatrix note-holders converted their unsecured subordinated notes into CombiMatrix common stock. The increase in equity in losses of affiliates is primarily attributable to losses of $685,000 from Mediaconnex. This amount was offset by a decrease in the recognized loss for Whitewing Labs, Greenwich and Signature-mail.com totaling $139,000 for the three month period ended June 30, 2000 compared to $187,000 for the three month period ended June 30, 1999.

   Minority Interests. Minority interests increased to $4,559,000 for the three month period ended June 30, 2000, primarily reflecting minority interests in net losses of CombiMatrix and Soundbreak.com, which obtained outside equity financing during the later half of 1999, including. Minority shareholders participated in the losses of these two subsidiaries for the three month period ended June 30, 2000.

Inflation

   Inflation has not had a significant impact on the Company.

Liquidity and Capital Resources

   At June 30, 2000, we had cash and cash equivalents of $54.7 million on a consolidated basis, of which the parent company had $22.6 million and our subsidiaries had $32.1 million. Working capital was $54.6 million on a consolidated basis at June 30, 2000. Highlights of the financing and commitment activities for the six months ended June 30, 2000 include:

  First Quarter:

  . $14.8 million of proceeds received from the exercise of common stock purchase warrants issued in the December 1999 private placement.

  . $17.5 million of gross proceeds from a private equity financing completed for CombiMatrix, in which we contributed $10 million.

  . $19 million of gross proceeds from a private equity financing completed for Soundbreak.com, in which we contributed $9 million.

  . In April 2000, we entered into a commitment for relocation costs and services related to the move of CombiMatrix's operating facilities to the State of Washington. This commitment provides for moving and relocation expenses for employees including real estate and apartment search services. Costs associated with the relocation efforts are expected, in the aggregate, to be approximately $500,000, of which $152,000 was recognized during the three months ended June 30, 2000.

  Second Quarter:

  . We entered into a lease commitment for additional office space, which increased our monthly lease payment from approximately $22,000 to $26,000. The amendment calls for reimbursement of improvements to the expansion space approximating $19,000 by the landlord. The lease is anticipated to begin October 1, 2000 and ends in November 2003.

  . Acacia Launchpad LLC entered into a one-year lease commitment for new office space. The monthly lease payments are approximately $14,000 per month.

   We have no committed lines of credit or other committed funding. However, we anticipate that existing working capital reserves will provide sufficient funds for our operating expenses and investment activities for at least the next twelve months. For new or existing businesses that require additional capital needs above the funds provided by us, we intend to seek additional financing. There can be no assurance that we will not encounter unforeseen difficulties that may deplete our capital resource more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt, or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. Such financing transactions may be dilutive to existing investors.

  Subsequent to June 30, 2000:

   In July 2000, the Company increased its ownership of privately held CombiMatrix Corporation from 51.8% to 61.4%. The Company acquired the additional ownership position from existing shareholders of CombiMatrix in exchange for approximately 489,000 restricted shares of the Company's common stock, valued at approximately $9.4 million. This purchase will be accounted for as a step acquisition. The purchase price will be allocated to the fair value of assets acquired and liabilities assumed, including acquired in process research and development. Any amount attributed to in-process R& D will be charged to expense in the third quarter of 2000. The allocation of the purchase price is expected to be in the third quarter of 2000.

   In July 2000, the Company completed an institutional private equity financing raising gross proceeds of $24 million through the sale of 861,638 shares of units, each unit consisting of one share of the Company's common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of the Company's common stock at a price of $33.00 per share and is callable by the company's once the closing bid price of the Company's common stock averages $39.60 or above for 20 consecutive trading days on the Nasdaq National Market System. The Company issued an additional 11,000 units in lieu of cash payments in conjunction with the private placement for finders fees.

   In August 2000, CombiMatrix was granted a United States patent for its biochip array processor system, which enables quick and economical turnaround of custom-designed microarrays for use in biological research. The patent covers CombiMatrix's core technology, which is a method for producing microarrays by synthesizing biological materials on a three-dimensional, active surface.

   In August 2000, CombiMatrix completed a private equity financing raising gross proceeds of $36 million through the sale of 4 million shares of CombiMatrix common stock. The Company invested $17.5 million in this private placement and acquired 1,944,445 shares. As a result of the transaction, the Company decreased its equity ownership in CombiMatrix from 61.2% to 58.4%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Not Applicable.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   During April 2000, Soundview Technologies filed a federal patent and antitrust lawsuit against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronics Manufacturers Association, and the Consumer Electronics Association. The suit relates to television video and audio blanking technology, commonly known as "V-chip" technology and Soundview Technologies is alleging that Sony and Philips television sets fitted with "V-chips" infringe upon Soundview Technologies' patent.

Item 2. Changes in Securities

   After receiving shareholder approval at the last annual meeting, the Company amended its certificate of incorporation so that the Board of Directors will be divided into three classes (denominated Class I, Class II, and Class III) which shall be as nearly equal in number as possible. The directors in each class will hold office following their initial classification for terms of one year, two years and three years, respectively. Thereafter, the successors to each class of directors shall be elected for three-year terms. Under Delaware law, the Board of Directors may fill vacancies on a classified board and the directors so appointed will hold office until the next election of the class to which the director was appointed. Delaware law also provides that, unless a corporation's certificate of incorporation provides otherwise, directors serving on a classified board of directors may be removed only for cause.

Item 3. Defaults Upon Senior Securities

   None.

Item 4. Submission of Matters to a Vote of Security Holders

   At the Annual Meeting of Shareholders of the Company (the "Annual Meeting") on May 16, 2000, the following matters were acted upon by the shareholders of the Company:

  . The approval of an amendment to the Company's Certificate of Incorporation to provide for a classified board of directors.

  .  The election of directors to the Board of Directors.

  . Ratification of an amendment to the Company's 1996 Stock Option Plan to increase by 1,000,000 shares the number of shares available under the plan to 4,000,000 shares.

  . Ratification of the selection of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2000.

   The number of votes for and withheld for each director were as follows:

                                                                For     Withheld
                                                             ---------- --------
     Class I (term expiring 2001)
       Robert L. Harris..................................... 12,744,172 231,162
       Fred A. de Boom...................................... 12,406,977 598,357
     Class II (term expiring 2002)
       Thomas B. Akin....................................... 12,774,322 231,012
       Edward W. Frykman.................................... 12,774,522 230,812
     Class III (term expiring 2003)
       Paul R. Ryan......................................... 12,774,172 231,162

   The results of the voting on the other matters presented to shareholders at the Annual Meeting are set forth below:

                                                    Votes    Votes    Broker
                                      Votes For    Against  Abstain  Non-Votes
                                     -----------  --------- -------  ---------
Approval of the amendment to the
 Company's Certificate of
 Incorporation......................   7,921,685    922,811  32,152  4,128,686
Ratification of an amendment to the
 Company's 1996 Stock Option Plan...   7,784,961  1,061,130  30,557  4,128,686
Ratification of
 PricewaterhouseCoopers LLP.........  12,942,284     45,323  17,727          0

Item 5. Other Information

   In July 2000, Gerald D. Knudson, the Chief Executive Officer of CombiMatrix, was appointed to the Company's Board of Directors for a term expiring 2003 and Robert L. Harris II, a director of the Company, was named President of the Company.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

    3.1  Certificate of Incorporation, as amended
   10.1   1996 Stock Option Plan, as amended (1)
   27     Financial Data Schedule

--------
(1) Previously filed and incorporated by reference as Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 20, 2000 (file number 000-26068)

   (b) Reports on Form 8-K

     On April 7, 2000, we filed a Current Report on Form 8-K dated April 7, 2000 to report under Item 5 (Other Events).

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ACACIA RESEARCH CORPORATION

                                                     /s/ Paul Ryan
                                          By: _________________________________
                                                         Paul Ryan
                                                  Chief Executive Officer
                                                   (Authorized Signatory)


                                                  /s/ Mary Rose Colonna
                                          By: _________________________________
                                                     Mary Rose Colonna
                                              VP of Finance/Controller (Chief
                                                    Accounting Officer)

Date: August 10, 2000