Form 10-K/A
period 1999-12-31
ACACIA RESEARCH CORP
filed 2000-09-29
CIK 934549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of our fiscal year are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           FORM 10-K/A ANNUAL REPORT
                      FISCAL YEAR ENDED DECEMBER 31, 1999
                          ACACIA RESEARCH CORPORATION

        ITEM                                                                            PAGE
---------------------                                                                 --------
                                            PART I

          1.            Business....................................................      2

                                           PART II

          7.            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     20
          8.            Financial Statements and Supplementary Information..........     26

                                           PART IV

         14.            Exhibits, Financial Statement Schedules and Reports on
                        Form 8-K....................................................     27

                               INTRODUCTORY NOTE

    The Registrant amends its Form 10-K for the fiscal year ended December 31, 1999 to (i) add collective voting information with respect to CombiMatrix in
Item 1, (ii) revise disclosure with respect to operating expenses in Item 7, and
(iii) revise disclosure in Notes 1, 2, and 7 to the Consolidated Financial Statements.

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

------------------------

(1) We entered into a shareholder agreement with the Vice President of Research and Development at CombiMatrix (who holds an ownership interest of 15.9%) which provides for the collective voting of shares, representing 67.7% on an as converted basis, owned by us and this individual for the election of certain directors to CombiMatrix's Board of Directors as designated by the individual and us, and certain restrictions on the sale or transfer of the individual's shares of common stock in CombiMatrix.

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

    In April 1996, we entered into a shareholder agreement with CombiMatrix's Vice President of Research and Development, who holds an ownership interest of 15.9% of CombiMatrix, pertaining to certain matters relating to CombiMatrix. This agreement provides for the collective voting of shares representing 67.7% on an as converted basis owned by us and this individual for the election of certain directors to CombiMatrix's Board of Directors as designated by the individual and us as well as certain restrictions on the sale or transfer of the individual's shares of common stock in CombiMatrix.

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

OUR SUBSIDIARIES' OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY.

    CombiMatrix, The EC Company, Greenwich Information Technologies, Launchpad, Mediaconnex, MerkWerks, Signature-mail.com, Soundbreak.com, and Soundview Technologies have generated no meaningful revenues to date. We anticipate that these subsidiaries' operating results are likely to vary significantly as a result of a number of factors, including:

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

    These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and devote greater resources to develop, promote and sell their products or services than Soundbreak.com can. Websites maintained by existing and potential competitors may be perceived by consumers, artists, talent management companies and other music-related vendors or advertisers as being superior to Soundbreak.com's website.

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

                                    PART II

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

                                                                      OWNERSHIP
                                                    SUBSIDIARY   -------------------
                                                      SINCE      12/31/99   12/31/98
                                                    ----------   --------   --------
EQUITY METHOD:
Whitewing Labs, Inc...............................     1993        23.7%      23.5%
Greenwich Information Technologies LLC............     1996        33.3%      33.3%
Signaturemail.com llc.............................     1998        25.0%      25.0%
Mediaconnex Communications, Inc...................     1999        31.0%        --

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

    OPERATING EXPENSES. Total operating expenses increased to $9,686,000 in 1999 from $6,224,000 in 1998 primarily due to an increase in marketing, general and administrative costs. Our marketing, general and administrative costs consist primarily of employee compensation, outside services (such as legal, accounting and consulting), rent and travel and increased to $6,258,000 in 1999 from $2,776,000 in 1998. Expenses related to research and development and amortization of patents and goodwill did not materially change between 1999 and 1998.

    Part of the increase in operating expenses reflects the expenditures of Soundbreak.com, a music lifestyle destination website, which was formed in 1999. Operating expenses related to Soundbreak.com's development to a full functioning interactive music website were $1,784,000 in 1999 as compared to $0 in 1998. We anticipate continued dedication of substantial resources to enhance Soundbreak.com's website and these costs for Soundbreak.com may substantially increase in future periods.

    Operating expenses of CombiMatrix also increased to $2,507,000 in 1999 from $1,644,000 in 1998. During 1999, CombiMatrix increased its employee base and made extensive use of consultants to assist in solving specialized issues or providing particular services. Product development and commercialization relating to CombiMatrix's technology will require additional personnel in areas such as regulatory affairs, marketing and general operations. We anticipate that CombiMatrix will continue to hire additional managerial and clerical employees in future periods.

    Most of the remaining increase in marketing, general and administrative expenses resulted from the expansion of our operations during 1999 to grow our infrastructure by adding more personnel and acquiring additional office space.

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

    OPERATING EXPENSES. Total operating expenses increased to $6,244,000 during 1998 from $3,911,000 during 1997 due to increases in research and development expenses, marketing, general and administrative expenses, and amortization of patents and goodwill. We recorded amortization expenses relating to patents and goodwill of $1,568,000 in 1998 compared to $459,000 in 1997, arising from the purchase of a majority ownership interest in Soundview Technologies and the acquisition of additional equity interest in CombiMatrix, MerkWerks and Soundview Technologies. Research and development costs increased to $1,880,000 in 1998 from $888,000 in 1997 due to the continued efforts of CombiMatrix's industrial design, development and marketing of its products. Marketing, general and administrative expenses increased as they rose to $2,776,000 in 1998 from $2,104,000 in 1997 due to the general expansion of our company, including an increase in the number of personnel as we added marketing and general office staff as well as higher wages and payroll expenses. Marketing, general and administrative expenses during 1998 included the consolidation of Soundview Technologies for the full twelve-month period, while expense during 1997 included only the six-month period ended December 31, 1997. Lastly, we incurred a non-recurring charge of $460,000 relating to a legal settlement during 1997.

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

                                    PART IV

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

        (3) EXHIBITS. The following exhibits are either filed herewith or incorporated herein by reference:

             2.1            Agreement and Plan of Merger of Acacia Research Corporation,
                            a California corporation, and Acacia Research Corporation, a
                            Delaware corporation, dated as of December 23, 1999(1)
             3.1            Certificate of Incorporation(8)
             3.2            Bylaws(9)
             4.2            Form of Specimen Certificate of Company's Common Stock(3)
            10.1            Lease of Company's Executive Offices at 55 South Lake
                            Avenue, Pasadena, California 91101(4)
            10.2            Lease Agreement dated November 11, 1999 between
                            Soundbreak.com Incorporated and 8730 Sunset Towers and
                            related Guaranty(11)
            10.3            1993 Stock Option Plan(5)
            10.4            Form of Stock Option Agreement for 1993 Stock Option Plan(5)
            10.5            1996 Stock Option Plan(10)
            10.6            Form of Option Agreement constituting the 1996 Executive
                            Stock Bonus Plan(2)
            10.7            Agreement between Acacia Research and Paul Ryan(7)
            10.8            Letter Agreement between the Company and Greenwich
                            Information Technologies regarding attached Promissory Note and Pledge Agreement(6)
            10.9            Greenwich Information Technologies Exclusive Marketing and
                            Licensing Agreement(7)
            21              List of subsidiaries(12)
            23.1            Consent of PricewaterhouseCoopers LLP
            27              Financial Data Schedule

--------------------------

 (1) Incorporated by reference from the Company's Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).

 (2) Incorporated by reference from the Company's Definitive Proxy Statement on
     Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).

 (3) Incorporated by reference from Amendment No. 2 on Form 8-A/A filed on December 30, 1999 (SEC File No. 000-26068).

 (4) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on August 14, 1998. (SEC File No. 000-26068).

 (5) Incorporated by reference from the Company's Registration Statement on Form SB-2 (33-87368-L.A.), which became effective under the Securities Act of 1933, as amended, on June 15, 1995.

 (6) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996 filed on March 31, 1997 (SEC File
     No. 000-26068).

 (7) Incorporate by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 30, 1998 (SEC File
     No. 000-26068).

 (8) Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on November 2, 1999 (SEC File No. 000-26068).

 (9) Incorporated by reference as Appendix B to the Definitive Proxy Statement on Schedule 14A filed on November 2, 1999 (SEC File No. 000-26068).

 (10) Incorporated by reference as Appendix D to the Definitive Proxy Statement on Schedule 14A filed on November 2, 1999 (SEC File No. 000-26068).

 (11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 15, 1999. (SEC File No. 000-26068).

 (12) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 21, 2000 (SEC File No. 000-26068).

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

DATED: September 28, 2000
                                                ACACIA RESEARCH CORPORATION

                                                                   /s/ Paul R.Ryan
                                                     -------------------------------------------
                                                                     Paul R.Ryan
                                                                CHAIRMAN OF THE BOARD
                                                             AND CHIEF EXECUTIVE OFFICER
                                                               (AUTHORIZED SIGNATORY)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Acacia Research Corporation

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 28 present fairly, in all material respects, the financial position of Acacia Research Corporation and its subsidiaries at December 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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

    COMBIMATRIX

    During the third quarter of 1999, CombiMatrix completed a private equity financing raising gross proceeds of $4 million through the sale of 2 million shares of CombiMatrix common stock. The Company invested $2.3 million in this private placement and acquired 1.15 million shares. The acquisition was accounted for under the purchase method. The excess purchase price resulted from this acquisition and the Company's ownership interest in CombiMatrix remained substantially unchanged before and after this acquisition. During the fourth quarter, CombiMatrix offered holders of three-year 6% unsecured subordinated promissory notes issued in a private offering completed in March 1998 the opportunity to convert their outstanding principal balance into CombiMatrix Common Stock. All noteholders converted as of December 1999. As a result of these activities, the Company's equity ownership is 50.01% as of December 31, 1999.

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

    SOUNDBREAK.COM

    At the end of the third quarter of 1999, the Company purchased 10,000 shares of Series A "voting" Convertible Preferred Stock of Soundbreak.com for
$1 million, which represented 100% of the outstanding Series A Preferred Stock. The Company also owns 98.8% of the 5 million outstanding shares of Soundbreak.com's common stock. In the fourth quarter, Soundbreak.com completed a private equity

                          ACACIA RESEARCH CORPORATION

1. DESCRIPTION OF BUSINESS (CONTINUED)
financing raising $6.5 million through the sale of 65,505 shares of Series B "non-voting" Convertible Preferred Stock. The Company purchased 10,000 shares of this preferred stock for $1 million. Each share of the Series B Preferred Stock is convertible into 40 shares of Soundbreak.com's common stock. The Company's aggregate ownership in the total outstanding voting interest of Soundbreak.com was 73.6% as of December 31, 2000.

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

    In the second quarter of 1998, the Company acquired a 25% membership interest in Signature-mail.com. The purchase price for the 25% interest consisted of $2.5 million in cash. The excess of the

                          ACACIA RESEARCH CORPORATION

1. DESCRIPTION OF BUSINESS (CONTINUED)
investment over the Company's share in the underlying net assets of Signature-mail.com amounting to approximately $1,930,000 is being amortized over a seven-year period. Also in the second quarter, the Company increased its ownership in Whitewing Labs from 18% to 23.5% as a result of accepting 159,750 shares of Whitewing Labs stock as payment on a note receivable with a carrying value of $240,000.

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

    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Soundview Technologies as if the acquisition occurred as of the beginning of the year presented, with adjustments to give effect to amortization of patents and goodwill and intercompany transactions:

                                                                 1997
                                                              -----------
Revenues....................................................  $   491,000
Net Loss....................................................  $(3,488,000)
Loss Per Share, Basic and Diluted...........................  $     (0.71)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which the Company maintains an ownership interest of 20% to 50% or exercises significant influence over operating and financial policies are accounted for under the equity method. The cost method is used where the Company maintains ownership interest of less than 20% and does not exercise significant influence over the investee. Investments in limited partnership investment funds are accounted for under the equity method. A loss in value of an investment at equity other than a temporary decline is recognized in the period identified.

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

                          ACACIA RESEARCH CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PATENTS AND GOODWILL--Patents, once issued, and goodwill are amortized on the straight-line method over their estimated remaining useful lives, ranging from three to five years. Amortization charged to operations relating to goodwill amounted to $465,000, $403,000 and $78,000 in 1999, 1998, and 1997
respectively. Accumulated amortization of goodwill amounted to $946,000 and $481,000 at December 31, 1999 and 1998, respectively. Amortization charged to operations relating to patents amounted to $1,157,000, $1,165,000, and $381,000 in 1999, 1998, and 1997 respectively. Accumulated amortization of patents amounted to $2,708,000 and $1,551,000 at December 31, 1999 and 1998,
respectively.

    POTENTIAL IMPAIRMENT OF LONG-LIVED ASSETS--The Company reviews long-lived assets and intangible assets for potential impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

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

                          ACACIA RESEARCH CORPORATION

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

------------------------

(a) Potential common shares of 940,002, 949,353, and 444,737 in 1999, 1998 and
    1997, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.

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
                                                        ==========   =========

                          ACACIA RESEARCH CORPORATION

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

    In 1998, MerkWerks joined the Company's affiliated group for federal tax purposes and files a consolidated federal income tax return with the Company. The aggregate tax NOLs at CombiMatrix, Soundview Technologies, and Soundbreak.com are $9,666,000 and $5,296,000 for federal and state purposes, respectively, expiring between 2000 and 2019. CombiMatrix and Soundview Technologies also have tax credit carryforwards of approximately $250,000. However, the use of these NOLs and tax credits are limited to the separate earnings of the respective subsidiaries. In addition, ownership changes may also restrict the use of NOLs and tax credits.

    The Company has established a full valuation allowance against its net deferred tax assets at December 31, 1999 and 1998, as their utilization is uncertain.

                          ACACIA RESEARCH CORPORATION

6. PROVISION FOR INCOME TAXES (CONTINUED)
    The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 1999 and 1998:

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

    In May 1998, the Company increased the authorized number of shares of common stock subject to the amended plan by 500,000 shares. During 1999, the maximum number of the Company's common shares available under the 1996 Plan was increased from 1,000,000 shares to 3,000,000 shares. The 1996 Plan provides for the grant of Nonqualified Stock Options and Incentive Stock Options to key employees, including officers of the Company and its subsidiaries and certain other individuals. The 1996 Plan also provides for the automatic grant of 20,000 shares of Nonqualified Stock Options to non-employee directors upon initial election to the Board of Directors and 2,000 shares thereafter on an annual basis under the Non-Employee Director Program. These options are generally exercisable six months to one year after grant and expire five years after grant for directors or up to ten years after grant for key

                          ACACIA RESEARCH CORPORATION

7. STOCK OPTIONS AND WARRANTS (CONTINUED) employees. At December 31, 1999 and 1998, 1,877,499 and 558,500 shares were available for grant, respectively.

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

    Stock compensation expense for option issuances to non-employees is determined using the fair value method required by FAS 123 and EITF Consensus 96-18. Such expense amounted to $127,000, $130,000, $33,000, respectively, in 1999, 1998 and 1997.

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

                          ACACIA RESEARCH CORPORATION

7. STOCK OPTIONS AND WARRANTS (CONTINUED)
    Options outstanding at December 31, 1999 are summarized as follows:

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

    The weighted average fair value of options granted during 1999 and 1997 for which the exercise price is less than fair market value on grant date was $16.70 and $1.40, respectively. There were no options granted during 1998 with exercise price less than the market value. The weighted average fair value of options granted during 1997 for which the exercise price exceeds fair market value on grant date was $1.42. There were no options granted during 1999 and 1998 with the exercise price exceeding fair market value.

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

                          ACACIA RESEARCH CORPORATION

7. STOCK OPTIONS AND WARRANTS (CONTINUED)
    Had compensation expense related to stock options issued to employees been reported in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts below:

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

                          ACACIA RESEARCH CORPORATION

9. SEGMENT INFORMATION (CONTINUED)
    Soundbreak.com has developed a dynamic website that fuses the live entertainment value of radio with the power of the Internet. Initially targeting lovers of alternative music, Soundbreak.com offers a robust web experience with live, 24-hour global webcasts hosted by professional digital jocks, state of the art graphics, and extensive communication and user feedback tools.

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

                          ACACIA RESEARCH CORPORATION

9. SEGMENT INFORMATION (CONTINUED)

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

                 (This page has been left blank intentionally.)