Form 10-Q/A
period 2000-03-31
ACACIA RESEARCH CORP
filed 2000-09-29
CIK 934549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

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

                          ACACIA RESEARCH CORPORATION

                               TABLE OF CONTENTS

PART I.                FINANCIAL INFORMATION

                       Item 1.     Consolidated Financial Statements

                                   Consolidated Balance Sheets.................................      3

                                   Consolidated Statements of Operations.......................      4

                                   Consolidated Statements of Cash Flows.......................      5

                                   Notes to Consolidated Financial Statements..................      6

                       Item 2.     Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations...................................      9

SIGNATURE......................................................................................     14

                               INTRODUCTORY NOTE

    The Registrant amends its Form 10-Q for the period ended March 31, 2000 to
(i) revise disclosure in Note 2 to the Consolidated Financial Statements and
(ii) revise disclosure with respect to research and development expenses and marketing, general and administrative expenses in Item 2.

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

    LOSS PER SHARE--Losses per share is presented on both a basic and diluted basis. A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                 2000        1999
                                                              ----------   ---------
Weighted Average Number of Common Shares Outstanding
  Computation of Basic EPS..................................  10,209,926   6,673,402
Dilutive Effect of Outstanding Stock Option and Warrants
  (a).......................................................          --          --
Weighted Average Number of Common and Potential Common
  Shares Outstanding Used in Computation of Diluted EPS.....  10,209,926   6,673,402

(a) Potential common shares of 1,565,304 and 410,587 for the three months ended March 31, 2000 and March 31, 1999, respectively, have been excluded for the per share calculation because the effect of their inclusion would be anti-dilutive.

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

FORM 10-Q--THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

    RESEARCH AND DEVELOPMENT EXPENSES. We incurred research and development expenses of $734,000 for the three months ended March 31, 2000, compared to expenses of $469,000 during the three months ended March 31, 1999. Such expenses for the three months ended March 31, 2000 are comprised of expenses primarily incurred by CombiMatrix, which increased to $696,000 from $419,000 for the prior period, due to an increase in the number of CombiMatrix personnel and laboratory facilities as it expanded its research and development efforts.

    MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 2000, marketing, general and administrative expenses increased to $4.6 million as compared to $832,000 for the three months ended March 31, 1999. During the three months March 31, 2000, these expenses increased due to general expansion of the Company, including an increase in business development expenses as we explored new business opportunities, an increase in office expenses relating to our move to larger office facilities, and an increase in salaries and fringe benefits primarily due to an increase in the number of our personnel as well as higher wages and payroll expenses.

    Soundbreak.com's marketing, general and administrative expenses were $2,425,000 for the three months ended March 31, 2000. No expenses were attributable to Soundbreak.com during 1999, as Soundbreak.com did not begin operations until subsequent to the first quarter of 1999.

    CombiMatrix is increasing its employee base and has made extensive use of consultants to assist in solving specialized issues or providing particular services. Product development and commercialization relating to CombiMatrix's technology will require additional personnel in areas such as regulatory affairs, marketing and general operations. We anticipate that CombiMatrix will continue to hire additional managerial and clerical employees in future periods.

    Marketing, general and administrative expenses include expenses incurred in the use of consultants in which a portion of the compensation has been paid in equity securities (stock options or warrants). We are required to record the fair value of such securities as they vest. Using option valuation techniques, we incurred an expense of approximately $508,000 for the three months ended March 31, 2000 and $24,000 for the three months ended March 31, 1999.

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

                                                       ACACIA RESEARCH CORPORATION

                                                       By:               /s/ PAUL R. RYAN
                                                            -----------------------------------------
                                                                           Paul R. Ryan
                                                                    CHAIRMAN OF THE BOARD AND
                                                                     CHIEF EXECUTIVE OFFICER
                                                                      (AUTHORIZED SIGNATORY)

Date: September 28, 2000