Form 10-Q/A
period 2000-06-30
ACACIA RESEARCH CORP
filed 2000-09-29
CIK 934549

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

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

                          ACACIA RESEARCH CORPORATION

                               Table Of Contents

Part I. Financial Information

  Item 1.  Consolidated Financial Statements

           Consolidated Balance Sheets............................................................   3

           Consolidated Statement of Operations...................................................   4

           Consolidated Statements of Cash Flows..................................................   5

           Notes to Consolidated Financial Statements.............................................   6

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..  11

Signature.........................................................................................  18


                               Introductory Note

   The Registrant amends its Form 10-Q for the period ended June 30, 2000 to
(i) revise disclosure in Note 2 to the Consolidated Financial Statements and
(ii) revise disclosure with respect to results of operations in Item 2.

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

   The Acacia Research Corporation 1996 Stock Option Plan (the "1996 Plan") provides for the grant of Nonqualified Stock Options and Incentive Stock Options to key employees, including officers of the Company

                          ACACIA RESEARCH CORPORATION
and its subsidiaries and certain other individuals. In May 2000, the Company increased the authorized number of shares of common stock subject to the amended 1996 Plan by 1,000,000 shares to a total of 4,000,000 shares.

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

   LOSS PER SHARE--Losses per share is presented on both a basic and diluted basis. A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

                                      Six Months Ended     Three Months Ended
                                    --------------------- ---------------------
                                     June 30,   June 30,   June 30,   June 30,
                                       2000       1999       2000       1999
                                    ---------- ---------- ---------- ----------
Weighted Average Number of Common
 Shares Outstanding Computation of
 Basic EPS                          14,512,311 10,278,458 14,515,149 10,346,238
Dilutive Effect of Outstanding
 Stock Options and Warrants (a)             --         --         --         --
Weighted Average Number of Common
 and Potential Common Shares
 Outstanding Used in Computation
 of Diluted EPS                     14,512,311 10,278,458 14,515,149 10,346,238

--------

(a) Potential common shares of 1,258,676 and 612,442 for the six months ended June 30, 2000 and June 30, 1999, respectively, and 963,770 and 810,198 for the three months ended June 30, 2000 and June 30, 1999, respectively, have been excluded for the per share calculation because the effect of their inclusion would be anti-dilutive.

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
Net loss................ $ (9,799,000) $(4,040,000) $ (6,237,000) $(2,036,000)
                         ============  ===========  ============  ===========

Form 10-Q--Period ended June 30, 2000

For the Six Months Ended June 30, 2000 and June 30, 1999

Revenues

   Grant Income. During the six months ended June 30, 2000, grant income was $17,000 as compared to no grant income during the six months ended June 30, 1999. The grant income resulted from CombiMatrix's award of three contracts from the federal government with respect to its biochip technology. CombiMatrix was awarded two grants in July 1999 for Phase I SBIR from the Department of Energy and the Department of Defense. CombiMatrix was further awarded a Phase II SBIR Department of Defense contract for the use of its biochip technology to develop nanode array sensor microchips in January 2000.

   Advertising. During the six months ended June 30, 2000, advertising income was $22,000 as compared to no advertising income during the six months ended June 30, 2000. Revenues attributable to advertising were earned by a newly acquired company.

   Capital Management Fees. During the six months ended June 30, 2000, capital management fee income, which includes performance fee income, was $0 as compared to $91,000 in capital management fee income generated during the six months ended June 30, 2000. No capital management fee income was earned in the six months ended June 30, 2000, because we closed the Acacia Capital Management division on December 31, 1999. Costs associated with exiting this business were not material.

Operating Expenses

   Total operating expenses increased to $16,801,000 during the six months ended June 30, 2000 from $3,603,000 during the six months ended June 30, 1999 primarily due to expenses relating to the operating activities of Soundbreak.com, an increase in our compensation costs and rent for larger office facilities, plus an expansion of CombiMatrix's research and development efforts.

   Research and Development Expenses. We incurred research and development expenses of $1,630,000 for the six months ended June 30, 2000, compared to expenses of $1,039,000 during the six months ended June 30, 1999. Such expenses for the six months ended June 30, 2000 are comprised of expenses primarily incurred by CombiMatrix, which increased to $1,579,000 from $946,000 in the prior period, due to an increase in the number of CombiMatrix personnel and laboratory facilities as it expanded its research and development efforts.

   Marketing, General and Administrative Expenses. We incurred marketing, general and administrative expenses of $14,308,000 for the six months ended June 30, 2000, compared to expenses of $1,775,000 during the six months ended June 30, 1999. During the six months ended June 30, 2000, these expenses increased due to general expansion of the Company, including an increase in business development expenses as we explore new business opportunities, an increase in office expenses relating to our move to larger office facilities, and an increase in salaries and fringe benefits primarily due to an increase in the number of our personnel as well as higher wages and payroll expenses.

   Soundbreak.com's marketing, general and administrative expenses were $9,400,000 for the six months ended June 30, 2000. No expenses were attributable to Soundbreak.com during 1999, as Soundbreak.com did not begin operations until subsequent to the second quarter of 1999. Of this amount, approximately $4,900,000 million is attributable to marketing expenses, which were spent in connection with Soundbreak.com's initial advertising campaign. We anticipate continued dedication of substantial resources to enhance Soundbreak.com's website and these costs for Soundbreak.com may substantially increase in future periods.

   CombiMatrix is increasing its employee base and has made extensive use of consultants to assist in solving specialized issues or providing particular services. Product development and commercialization relating to CombiMatrix's technology will require additional personnel in areas such as regulatory affairs, marketing and general operations. We anticipate that CombiMatrix will continue to hire additional managerial and clerical employees in future periods. In addition, during June 2000, CombiMatrix began its relocation efforts from the San Francisco bay area to the Seattle, Washington area. Relocation expenses, in the aggregate, will be approximately $500,000. The relocation efforts will be completed during the third quarter of 2000 and approximately $152,000 associated with such efforts was recognized during the six months ended June 30, 2000.

   Marketing, general and administrative expenses include expenses incurred in the use of consultants in which a portion of the compensation has been paid in equity securities (stock options or warrants). We are required to record the fair value of such securities as they vest. Using option valuation techniques, we incurred an expense of approximately $520,000 for the six months ended June 30, 2000 and $50,000 for the six months ended June 30, 1999.

   Amortization of Patents and Goodwill. We reported amortization expenses relating to patents and goodwill of $863,000 during the six months ended June 30, 2000, which was an increase from $789,000 during the six months ended June 30, 1999. As a result of our purchase of additional equity interests in Soundview Technologies in July 1997 and January 1998, in MerkWerks in January 1998 and June 1999, and in CombiMatrix in August 1999, we are incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired. Amortization expenses at or above the current level are expected to continue for the foreseeable future.

Other Income (Expense)

   We reported other income of $408,000 for the six months ended June 30, 2000 compared to other expense of $508,000 for the six months ended June 30, 1999.

   Interest Income. During the six months ended June 30, 2000, interest income was $1,209,000 as compared to interest income during the six months ended June 30, 1999, of $145,000. The increase is due to higher cash balances in the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. We received $32.3 million in cash from outside investors in connection with our warrant call and private placements for Soundbreak.com and CombiMatrix during the six months ended June 30, 2000.

   Interest Expense. Interest expense for the six months ended June 30, 2000 was $1,000 as compared to $83,000 during the six months ended June 30, 1999. The expense incurred during the six months ended June 30, 1999 is primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement. During the fourth quarter of 1999, CombiMatrix offered holders of the unsecured subordinated notes the opportunity to convert their outstanding principal balance into CombiMatrix Common Stock and all noteholders had converted as of December 1999.

   Equity in Loss of Partnerships. We reported no equity in loss of partnerships in the six months ended June 30, 2000, compared to equity in income of partnerships of $50,000 for the six months ended June 30, 1999. The decrease was a result of the liquidation of the partnerships during 1999.

   Equity in Losses of Affiliates. We reported equity in losses of affiliates of $824,000 in the six months ended June 30, 2000, compared to equity in losses of affiliates of $620,000 in the six months ended June 30, 1999. Losses during the six months ended June 30, 2000 were primarily attributable to a loss of $543,000 for our investment in Mediaconnex. This amount was offset by a decrease in the recognized losses for Whitewing Labs, Greenwich, and Signature-mail.com totaling $281,000 for the six months ended June 30, 2000 as compared to $620,000 for the six month period ended June 30, 1999.

Minority Interests

   Minority interests in the losses of consolidated subsidiaries increased to $6,564,000 in the six months ended June 30, 2000 as compared to $0 in the six months ended June 30, 1999. The increase in minority interests relates to the CombiMatrix private placements and Soundbreak.com initial funding and private placements. Minority shareholders participated in the losses of CombiMatrix and Soundbreak.com for the six months ended June 30, 2000.

For the Three Months Ended June 30, 2000 and June 30, 1999

Revenues

   Grant Income. During the three months ended June 30, 2000, grant income was $17,000 as compared to no grant income during the three months ended June 30, 1999. The grant income resulted from CombiMatrix's award of three contracts from the federal government with respect to its biochip technology. CombiMatrix was awarded two grants in July 1999 for Phase I SBIR from the Department of Energy and the Department of Defense. CombiMatrix was further awarded a Phase II SBIR Department of Defense contract for the use of its biochip technology to develop nanode array sensor microchips in January 2000.

   Advertising. During the three months ended June 30, 2000, advertising income was $22,000 as compared to no advertising income during the three months ended June 30, 2000. Revenues attributable to advertising were earned by a newly acquired company.

   Capital Management Fees. During the three months ended June 30, 2000, capital management fee income, which includes performance fee income, was $0 as compared to $30,000 in capital management fee income generated during the three months ended June 30, 2000. No capital management fee income was earned during the three months ended June 30, 2000, because we closed the Acacia Capital Management division on December 31, 1999. Costs associated with exiting this business were not material.

Operating Expenses

   Total operating expenses increased to $11,064,000 during the three months ended June 30, 2000 from $1,914,000 during the three months ended June 30, 1999 primarily due to expenses relating to the operating activities of Soundbreak.com, an increase in our compensation costs and rent for larger office facilities, plus an expansion of CombiMatrix's research and development efforts.

   Research and Development Expenses. We incurred research and development expenses of $896,000 for the three months ended June 30, 2000, compared to expenses of $570,000 during the three months ended June 30, 1999. Such expenses for the three months ended June 30, 2000 are comprised of expenses primarily incurred by CombiMatrix, which increased to $833,000 from $527,000 in the prior period, due to an increase in the number of CombiMatrix personnel and laboratory facilities as it expanded its research and development efforts.

   Marketing, General and Administrative Expenses. We incurred marketing, general and administrative expenses of $9,722,000 for the three months ended June 30, 2000, compared to expenses of $945,000 during the three months ended June 30, 1999. During the three months ended June 30, 2000, these expenses increased due to general expansion of the Company, including an increase in business development expenses as we explore new business opportunities, an increase in office expenses relating to our move to larger office facilities, and an increase in salaries and fringe benefits primarily due to an increase in the number of our personnel as well as higher wages and payroll expenses.

   Soundbreak.com's marketing, general and administrative expenses were $6,900,000 for the three months ended June 30, 2000. [No expenses were attributable to Soundbreak.com during 1999, as Soundbreak.com did not begin operations until subsequent to the second quarter of 1999.] [true?] Of this amount, approximately
$4,200,000 is attributable to marketing expenses, which were spent in connection with Soundbreak.com's initial advertising campaign. We anticipate continued dedication of substantial resources to enhance Soundbreak.com's website and these costs for Soundbreak.com may substantially increase in future periods.

   CombiMatrix is increasing its employee base and has made extensive use of consultants to assist in solving specialized issues or providing particular services. Product development and commercialization relating to CombiMatrix's technology will require additional personnel in areas such as regulatory affairs, marketing and general operations. We anticipate that CombiMatrix will continue to hire additional managerial and clerical employees in future periods. In addition, during June 2000, CombiMatrix began its relocation efforts from the

San Francisco bay area to the Seattle, Washington area. Relocation expenses, in the aggregate, will be approximately $500,000. The relocation efforts will be completed during the third quarter of 2000 and approximately $152,000 associated with such efforts was recognized during the three months ended June 30, 2000.

   Amortization of Patents and Goodwill. We reported amortization expenses relating to patents and goodwill of $446,000 during the three months ended June 30, 2000, which was an increase from $399,000 during the three months ended June 30, 1999. As a result of our purchase of additional equity interests in Soundview Technologies in July 1997 and January 1998, in MerkWerks in January 1998 and June 1999, and in CombiMatrix in August 1999, we are incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired. Amortization expenses at or above the current level are expected to continue for the foreseeable future.

Other Income (Expense)

   We reported other income of $248,000 for the three months ended June 30, 2000 compared to other expense of $149,000 for the three months ended June 30, 1999.

   Interest Income. During the three months ended June 30, 2000, interest income was $782,000 as compared to interest income during the three months ended June 30, 1999, of $73,000. The increase is due to higher cash balances in the three months ended June 30, 2000 as compared to the three months ended June 30, 1999. We received $32.3 million in cash from outside investors in connection with our warrant call and private placements for Soundbreak.com and CombiMatrix during the three months ended June 30, 2000.

   Interest Expense. Interest expense for the three months ended June 30, 2000 was $0 as compared to $42,000 during the three months ended June 30, 1999. The expense incurred during the three months ended June 30, 1999 is primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement. During the fourth quarter of 1999, CombiMatrix offered holders of the unsecured subordinated notes the opportunity to convert their outstanding principal balance into CombiMatrix Common Stock and all noteholders had converted as of December 1999.

   Equity in Loss of Partnerships. We reported no equity in loss of partnerships in the three months ended June 30, 2000, compared to equity in income of partnerships of $7,000 for the three months ended June 30, 1999. The decrease was a result of the liquidation of the partnerships during 1999.

   Equity in Losses of Affiliates. We reported equity in losses of affiliates of $538,000 in the three months ended June 30, 2000, compared to equity in losses of affiliates of $187,000 in the three months ended June 30,

1999. Losses during the three months ended June 30, 2000 were primarily attributable to a loss of $399,000 for our investment in Mediaconnex. This amount was offset by a decrease in the recognized losses for Whitewing Labs, Greenwich, and Signature-mail.com totaling $139,000 for the three months ended June 30, 2000 as compared to $187,000 for the three month period ended June 30, 1999.

Minority Interests

   Minority interests in the losses of consolidated subsidiaries increased to $4,559,000 in the three months ended June 30, 2000 as compared to $0 in the three months ended June 30, 1999. The increase in minority interests relates to the CombiMatrix private placements and Soundbreak.com initial funding and private placements. Minority shareholders participated in the losses of CombiMatrix and Soundbreak.com for the three months ended June 30, 2000.

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

                                          ACACIA RESEARCH CORPORATION

                                                    /s/ Paul R. Ryan
                                          By: _________________________________
                                                        Paul R. Ryan
                                              Chairman of the Board and Chief
                                               Executive Officer (Authorized
                                                         Signatory)

Date: September 28, 2000