Form 10-Q/A
period 2000-03-31
ACACIA RESEARCH CORP
filed 2000-10-02
CIK 934549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 2)

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

                          ACACIA RESEARCH CORPORATION

                               TABLE OF CONTENTS

PART I.                FINANCIAL INFORMATION

                       Item 1.     Consolidated Financial Statements

                                   Consolidated Balance Sheets.................................      3

                                   Consolidated Statements of Operations.......................      4

                                   Consolidated Statements of Cash Flows.......................      5

                                   Notes to Consolidated Financial Statements..................      6

SIGNATURE......................................................................................      9

                               INTRODUCTORY NOTE

    The Registrant amends its Form 10-Q for the period ended March 31, 2000 to revise disclosure regarding loss per share in Note 2 to the Consolidated Financial Statements.

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

    LOSS PER SHARE--Losses per share is presented on both a basic and diluted basis. A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

                                                                THREE MONTHS ENDED
                                                              ----------------------
                                                              MARCH 31,    MARCH 31,
                                                                 2000        1999
                                                              ----------   ---------
Weighted Average Number of Common Shares Outstanding
  Computation of Basic EPS..................................  13,852,360   10,209,926
Dilutive Effect of Outstanding Stock Option and Warrants
  (a).......................................................          --          --
Weighted Average Number of Common and Potential Common
  Shares Outstanding Used in Computation of Diluted EPS.....  13,852,360   10,209,926

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

                                                       ACACIA RESEARCH CORPORATION

                                                       By:            /s/ MARY ROSE COLONNA
                                                            -----------------------------------------
                                                                        Mary Rose Colonna
                                                                   VICE PRESIDENT, FINANCE, AND
                                                                            CONTROLLER
                                                                      (AUTHORIZED SIGNATORY)

Date: October 2, 2000