Form 10-Q
period 2000-09-30
ACACIA RESEARCH CORP
filed 2000-11-14
CIK 934549

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                         OF THE SECURITIES ACT OF 1934

                   For the Quarter Ended September 30, 2000

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


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   At November 10, 2000 the registrant had 16,078,087 shares of Common Stock, $0.001 par value, issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          ACACIA RESEARCH CORPORATION

                               Table Of Contents

Part I. Financial Information

  Item 1. Consolidated Financial Statements................................

      Consolidated Balance Sheets..........................................   3

      Consolidated Statements of Operations................................   4

      Consolidated Statements of Cash Flows................................   5

      Notes to Consolidated Financial Statements...........................   6

  Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  11

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......  16

Part II. Other Information

  Item 2. Changes in Securities............................................  17

  Item 6. Exhibits and Reports on Form 8-K.................................  17

Signatures.................................................................  18

                          ACACIA RESEARCH CORPORATION

                          CONSOLIDATED BALANCE SHEETS
             (in thousands, except share and per share information)

                                                     September 30, December 31,
                                                         2000          1999
                                                     ------------- ------------
                                                      (Unaudited)
                       ASSETS
                       ------

Current assets
  Cash and cash equivalents.........................   $ 44,485      $ 37,631
  Accounts receivable...............................          9           --
  Management fees and other receivables.............         61            60
  Receivables from affiliates.......................         12           318
  Short-term investments............................     40,863           --
  Deposit on investment.............................        --          3,000
  Prepaid expenses..................................        627           208
  Other assets......................................        440           --
                                                       --------      --------
    Total current assets............................     86,497        41,217
Property and equipment, net.........................      3,142         1,154
Investment in affiliates, at equity.................      3,336         4,636
Investment in affiliates, at cost...................      3,000           --
Patents, net of accumulated amortization............      9,226         3,534
Goodwill, net of accumulated amortization...........      4,970         1,012
Other assets........................................        561           238
                                                       --------      --------
                                                       $110,732      $ 51,791
                                                       ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities
  Accounts payable and accrued expenses.............   $  4,573      $  1,633
  Notes Payable.....................................        100           --
                                                       --------      --------
    Total current liabilities.......................      4,673         1,633
Deferred income taxes...............................      2,729           --
    Total liabilities...............................      7,402         1,633
                                                       --------      --------
Minority interests..................................     25,129         4,896
                                                       --------      --------
Stockholders' equity
  Common stock, par value $.001 per share;
   60,000,000 shares authorized; 16,016,087 and
   13,607,193 shares issued and outstanding as of
   September 30, 2000 and December 31, 1999,
   respectively.....................................         16            14
  Additional paid-in capital........................    116,081        62,283
  Warrants to purchase common stock.................         86            58
  Accumulated deficit...............................    (37,982)      (17,093)
                                                       --------      --------
    Total stockholders' equity......................     78,201        45,262
                                                       --------      --------
                                                       $110,732      $ 51,791
                                                       ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          ACACIA RESEARCH CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except share and per share information)

                               Nine Months Ended          Three Months Ended
                          --------------------------- ---------------------------
                          September 30, September 30, September 30, September 30,
                              2000          1999          2000          1999
                          ------------- ------------- ------------- -------------
                                                (Unaudited)
Revenues:
  Grant income..........   $       17    $      --     $      --            --
  Advertising...........           40           --             18           --
  Capital management fee
   income...............          --            116           --             25
                           ----------    ----------    ----------    ----------
    Total revenues......           57           116            18            25
                           ----------    ----------    ----------    ----------
Operating expenses:
  Research and
   development
   expenses.............        7,577         2,190         5,947         1,150
  Marketing, general,
   and administrative
   expenses.............       24,646         2,602        10,338           827
  Amortization of
   patents and
   goodwill.............        1,571         1,205           708           417
                           ----------    ----------    ----------    ----------
    Total operating
     expenses...........       33,794         5,997        16,993         2,394
                           ----------    ----------    ----------    ----------
  Operating loss........      (33,737)       (5,881)      (16,975)       (2,369)
                           ----------    ----------    ----------    ----------
Other income (expense):
  Interest income.......        2,370           217         1,161            73
  Interest expense......           (1)         (123)          --            (41)
  Equity in income of
   partnerships.........          --            (47)          --            (98)
  Equity in losses of
   affiliates...........       (1,353)         (906)         (529)         (285)
  Other income..........           27           --              3           --
                           ----------    ----------    ----------    ----------
    Total other income
     (expense)..........        1,043          (859)          635          (351)
                           ----------    ----------    ----------    ----------
Loss before income taxes
 and minority
 interests..............      (32,694)       (6,740)      (16,340)       (2,720)
Benefit (provision) for
 income taxes...........           29           (20)           38           --
                           ----------    ----------    ----------    ----------
Loss before minority
 interests..............      (32,665)       (6,760)      (16,302)       (2,720)
Minority interests......       11,969           357         5,405           357
                           ----------    ----------    ----------    ----------
Net loss................   $  (20,696)   $   (6,403)   $  (10,897)   $   (2,363)
                           ==========    ==========    ==========    ==========
Loss per common share
  Basic.................   $    (1.42)   $    (0.61)   $    (0.69)   $    (0.22)
  Diluted...............   $    (1.42)   $    (0.61)   $    (0.69)   $    (0.22)
Weighted average number
 of common and potential
 common shares
 outstanding used in
 computation of loss per
 share
  Basic and Diluted.....   14,556,606    10,436,987    15,724,930    10,748,875

  The accompanying notes are an integral part of these consolidated financial statements.

                          ACACIA RESEARCH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                          Nine Months Ended
                                                     ---------------------------
                                                     September 30, September 30,
                                                         2000          1999
                                                     ------------- -------------
                                                             (Unaudited)
Cash flows from operating activities:
Net loss...........................................    $(20,696)      $(6,403)
Adjustments to reconcile net loss to net cash used
 in operating activities:
  Depreciation and amortization....................       2,043         1,362
  Write-down of notes payable......................         --              9
  Equity in loss of affiliates and partnerships....      (1,353)          953
  Minority interest in net loss....................     (11,974)         (357)
  Compensation expense relating to stock
   options/warrants................................       2,840           127
  Change for acquired in-process research and
   development.....................................       2,508           --
  Deferred tax benefit.............................         (41)          --
  Other............................................          93           --
Changes in assets and liabilities, net of effects
 of acquisitions:
  Management fees and other receivables, prepaid
   expenses, and other assets......................        (790)          118
  Accounts payable, accrued expenses and other
   liabilities.....................................         856           412
                                                       --------       -------
  Net cash used in operating activities............     (23,808)       (3,779)
                                                       --------       -------
Cash flows from investing activities:
Advances to affiliates.............................         --           (101)
Capital contribution to equity investments.........         (54)          (25)
Purchase of additional equity in consolidated
 subsidiaries......................................        (628)          (31)
Withdrawals from partnerships......................         --            500
Purchase of partnership interest...................         --            (59)
Purchase of property and equipment.................      (2,623)         (548)
Purchase of short-term investments.................     (40,863)          --
                                                       --------       -------
Net cash used in investing activities..............     (44,168)         (264)
                                                       --------       -------
Cash flows from financing activities:
Proceeds from exercise of stock options and
 warrants..........................................      16,840         4,134
Capital contributions from minority shareholders of
 subsidiaries......................................      35,673         1,571
Proceeds from sale of common stock, net of issuance
 costs.............................................      22,317         3,272
                                                       --------       -------
Net cash provided by financing activities..........      74,830         8,977
                                                       --------       -------
Increase in cash and cash equivalents..............       6,854         4,934
Cash and cash equivalents, beginning...............      37,631         7,508
                                                       --------       -------
Cash and cash equivalents, ending..................    $ 44,485       $12,442
                                                       ========       =======
Supplemental schedule of non-cash investing and
 financing activities:
  Issuance of common stock for additional equity in
   consolidated subsidiary.........................     $11,634          $288

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

   The Company's business focus is to identify and develop opportunities in the life science sector that will be created by commercializing the new biochip technology of the Company's subsidiary, CombiMatrix Corporation, and other related investments in that sector.

   By providing capital, management, technical advice, and on-going operational support, we provide an infrastructure that allows early-stage companies to focus on their core strengths: creating new products and services. This support, in turn, allows developing businesses the opportunity to reduce their time to market. We also obtain ownership positions, through strategic investments, in businesses that fit well within our scope of expertise.

   At September 30, 2000, the Company had significant economic interests in a number of companies. Majority owned subsidiaries include: CombiMatrix Corporation ("CombiMatrix"), MerkWerks Corporation ("MerkWerks"), Soundbreak.com Incorporated ("Soundbreak.com"), and Soundview Technologies Incorporated ("Soundview Technologies"). We also own significant minority interest in: EC Company Greenwich Information Technologies LLC ("Greenwich Information Technologies"), Mediaconnex Communications, Inc. ("Mediaconnex") and Signature-mail.com llc ("Signature-mail.com").

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

   In March 2000, CombiMatrix completed a private equity financing raising gross proceeds of $17.5 million through the sale of 3.5 million shares of CombiMatrix common stock. The Company invested $10 million in this private placement and acquired 2 million shares. As a result of the transaction, the Company increased its equity ownership in CombiMatrix from 50.01% to 51.8%. CombiMatrix issued warrants in conjunction with the private placement for finders fees. A total of 31,050 warrants to purchase CombiMatrix's common stock at a per share exercise price of $5.50 were issued.

   Also in March 2000, Soundbreak.com completed a Series C "non-voting" Convertible Preferred private equity financing raising gross proceeds of approximately $19 million through the sale of 188,437 Series C Preferred shares. The Company invested $9 million in this private placement and acquired 90,000 Preferred shares. As a result of the transaction, the Company's equity ownership in Soundbreak.com decreased from 73.6% to 66.9%, on an as-converted basis. Each share of the Series C Preferred Stock is convertible into 15 shares of Soundbreak.com's common stock. Soundbreak.com issued warrants in conjunction with the private placement for finders fees. A total of 40,838 warrants to purchase Soundbreak.com's common stock at a per share exercise price of $6.66 were issued.

                          ACACIA RESEARCH CORPORATION

   In July 2000, the Company increased its ownership of privately held CombiMatrix Corporation from 51.8% to 61.4%. The Company acquired the additional ownership position from existing shareholders of CombiMatrix in exchange for approximately 489,000 restricted shares of the Company's common stock, valued at approximately $11.6 million. This purchase was accounted for as a step acquisition. The purchase price was allocated to the fair value of assets acquired and liabilities assumed, including acquired in-process research and development. The amount attributable to goodwill was $2.9 million which is amortized using the straight line method over the estimated remaining useful life of five years. The amount attributable to in-process research and development of $2.5 million was charged to expense and is included in the Statements of Operations for the three and nine months ended September 30, 2000.

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

   In August 2000, CombiMatrix completed a private equity financing raising gross proceeds of $36 million through the sale of 4 million shares of CombiMatrix common stock. The Company invested $17.5 million in this private placement and acquired 1,944,445 shares. As a result of the transaction, the Company decreased its equity ownership in CombiMatrix from 61.4% to 58.4%.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION--The accompanying unaudited consolidated financial statements contain all adjustments which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of the Company and its subsidiaries at September 30, 2000 and the consolidated results of operations and cash flows for the three and nine months ended September 30, 2000 and 1999. This interim financial information and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

   RECLASSIFICATIONS--Certain reclassifications of prior year's amounts have been made to conform to the 2000 presentation.

   LOSS PER SHARE--Losses per share is presented on both a basic and diluted basis. A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

                                 Nine Months Ended          Three Months Ended
                            --------------------------- ---------------------------
                            September 30, September 30, September 30, September 30,
                                2000          1999          2000          1999
                            ------------- ------------- ------------- -------------
Weighted Average Number of
 Common Shares Outstanding
 Computation of Basic
 EPS......................   14,556,606    10,436,987    15,724,930    10,748,875
Dilutive Effect of
 Outstanding Stock Options
 and Warrants(a).............       --            --            --            --
Weighted Average Number of
 Common and Potential
 Common Shares Outstanding
 Used in Computation of
 Diluted EPS..............   14,556,606    10,436,987    15,724,930    10,748,875

(a) Potential common shares of 1,243,836 and 823,143 for the nine months ended September 30, 2000 and September 30, 1999, respectively, and 1,078,693 and 1,105,992 for the three months ended September 30, 2000 and September 30, 1999, respectively, have been excluded for the per share calculation because the effect of their inclusion would be anti-dilutive.

   SHORT-TERM INVESTMENTS--Our short-term investments are held in a variety of interest bearing instruments including: high-grade corporate bonds, commercial paper, and money market accounts. These investments are classified as available for sale and carried at fair market value at September 30, 2000, which approximates cost.

3. SEGMENT INFORMATION

   The Company has three reportable segments: Corporate Portfolio, CombiMatrix and Soundbreak.com.

   The Corporate Portfolio segment makes direct investments in emerging companies with intellectual property rights, most of which are involved in developing new or unproven technologies.

   CombiMatrix is developing a proprietary biochip array processor system for the rapid, cost competitive synthesis of DNA, peptides and other chemical compounds on a software programmable semiconductor chip. This proprietary technology has significant applications in the areas of genomics, proteomics and diagnostics.

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

                          ACACIA RESEARCH CORPORATION

   The table below presents information about the Company's reportable segments for the nine months ended September 30, 2000 and 1999 (in thousands).

    Nine months ended     Corporate
   September 30, 2000     Portfolio CombiMatrix Soundbreak.com Other   Total
   ------------------     --------- ----------- -------------- ------ --------
Revenue..................  $   --     $    17      $   --      $   40 $     57
Amortization of patents
 and goodwill............    1,560        --           --          11    1,571
Other income.............       26        --           --           1       27
Interest income..........      989        845          466         70    2,370
Interest expense.........        1        --           --         --         1
Equity in losses of
 affiliates..............    1,353        --           --         --     1,353
Loss before minority
 interests and income
 taxes...................    9,499      7,317       14,047      1,831   32,694
Segment assets...........   45,540     51,182       10,959      3,051  110,732
Investments in
 affiliates, at equity...    3,336        --           --         --     3,336
Investments in
 affiliates, at cost.....    3,000        --           --         --     3,000
Capital Expenditures.....      472        888          990        273    2,623

    Nine months ended     Corporate
   September 30, 1999     Portfolio CombiMatrix Soundbreak.com Other   Total
   ------------------     --------- ----------- -------------- ------ --------
Revenue..................  $   116    $   --       $   --      $  --  $    116
Amortization of patents
 and goodwill............    1,195        --           --          10    1,205
Other income.............      --         --           --         --       --
Interest income..........      194         20            3        --       217
Interest expense.........      --         123          --         --       123
Equity in losses of
 affiliates .............      906        --           --         --       906
Equity in income of
partnerships.............       47                                          47
Loss before minority
 interests and income
 taxes...................    4,223      1,772          493        252    6,740
Segment assets...........   15,408      2,634        4,600        171   22,813
Investments in
 affiliates, at equity...    2,600        --           --         --     2,600
Investments in
 affiliates, at cost.....    1,334        --           --         --     1,334
Capital Expenditures.....       95         28          413         12      548

                          ACACIA RESEARCH CORPORATION

   The table below presents information about the Company's reportable segments for the three months ended September 30, 2000 and 1999 (in thousands).

   Three Months Ended     Corporate
   September 30, 2000     Portfolio CombiMatrix Soundbreak.com Other   Total
   ------------------     --------- ----------- -------------- ------ --------
Revenue..................  $   --     $   --       $   --      $   18 $     18
Amortization of patents
 and goodwill............      704        --           --           4      708
Other income.............        2        --           --           1        3
Interest income..........      351        609          178         23    1,161
Interest expense.........      --         --           --         --       --
Equity in losses of
 affiliates..............      529        --           --         --       529
Loss before minority
 interests and income
 taxes...................    4,834      5,132        4,934      1,440   16,340
Segment assets...........   45,540     51,182       10,959      3,051  110,732
Investments in
 affiliates, at equity...    3,336        --           --         --     3,336
Investments in
 affiliates, at cost.....    3,000        --           --         --     3,000
Purchase of property and
 equipment...............      114        780          159        270    1,323

   Three Months Ended     Corporate
   September 30, 1999     Portfolio CombiMatrix Soundbreak.com Other   Total
   ------------------     --------- ----------- -------------- ------ --------
Revenue..................  $    25    $   --       $   --      $  --  $     25
Amortization of patents
 and goodwill............      413        --           --           3      416
Other income.............                 --           --         --       --
Interest income..........       59         10            3        --        72
Interest expense.........      --          40          --         --        40
Equity in losses of
 affiliates..............      286        --           --         --       286
Equity in losses of
 partnerships............      (3)                                         (3)
Loss before minority
 interests and income
 taxes...................      --         693          493        100    2,720
Segment assets...........   15,408      2,634        4,600        171   22,813
Investments in
 affiliates, at equity...    2,600        --           --         --     2,600
Investments in
 affiliates, at cost.....    1,334        --           --         --     1,334
Purchase of property and
 equipment...............       18          4          413         12      447

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

   This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which the Company and its affiliates operate, and other circumstances affecting anticipated revenues and costs. The Company expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statement and the Company's Annual Report on Form 10-K and Registration Statement on Form S-3/A dated September 29, 2000 filed with the Securities and Exchange Commission.

General

   The following discussion is based primarily on our consolidated balance sheet as of September 30, 2000, and on our operations for the period from January 1, 2000 to September 30, 2000. The discussion compares the activities for the nine and three months ended September 30, 2000 to the activities for the nine and three months ended September 30, 1999. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Results of Operations

                               Nine Months Ended          Three Months Ended
                                 September 30,              September 30,
                            -------------------------  -------------------------
                                2000         1999          2000         1999
                            ------------  -----------  ------------  -----------
   Revenues................      $57,000  $   116,000  $     18,000  $    25,000
   Operating expenses......  (33,794,000)  (5,997,000)  (16,993,000)  (2,394,000)
   Other income (expense),
    net....................    1,043,000     (859,000)      635,000     (351,000)
   Minority interests......   11,969,000      357,000     5,405,000      357,000
   Provision (benefit) for
    income taxes...........       29,000      (20,000)       38,000          --
                            ------------  -----------  ------------  -----------
   Net loss................ $(20,696,000) $(6,403,000) $(10,897,000) $(2,363,000)
                            ============  ===========  ============  ===========

Form 10-Q--Period ended September 30, 2000

 For the Nine Months Ended September 30, 2000 and September 30, 1999

 Revenues

   Grant Income. During the nine months ended September 30, 2000, grant income was $17,000 as compared to no grant income during the nine months ended September 30, 1999. The grant income resulted from CombiMatrix's award of three contracts from the federal government with respect to its biochip technology.

CombiMatrix was awarded two grants in July 1999 for Phase I SBIR from the Department of Energy and the Department of Defense. CombiMatrix was further awarded a Phase II SBIR Department of Defense contract for the use of its biochip technology to develop nanode array sensor microchips in January 2000.

   Advertising. During the nine months ended September 30, 2000, advertising income was $40,000 as compared to no advertising income during the nine months ended September 30, 1999. Revenues attributable to advertising were earned by a newly acquired company.

   Capital Management Fees. During the nine months ended September 30, 2000, capital management fee income, which includes performance fee income, was $0 as compared to $116,000 in capital management fee income generated during the nine months ended September 30, 1999. No capital management fee income was earned in the nine months ended September 30, 2000 because we closed the Acacia Capital Management division on December 31, 1999. Costs associated with exiting this business were not material.

Operating Expenses

   Total operating expenses increased to $33,794,000 during the nine months ended September 30, 2000 from $5,997,000 during the nine months ended September 30, 1999 primarily due to expenses relating to the operating activities of Soundbreak.com, an increase in our compensation costs and rent for larger office facilities, a charge for acquired in-process research and development, and an expansion of CombiMatrix's research and development efforts.

   Research and Development Expenses. We incurred research and development expenses of $7,577,000 for the nine months ended September 30, 2000, compared to expenses of $2,190,000 during the nine months ended September 30, 1999. Such expenses for the nine months ended September 30, 2000 are comprised of expenses primarily incurred by CombiMatrix, which increased to $4,992,000 from $1,580,000 in the prior period, due to an increase in the number of CombiMatrix personnel and laboratory facilities as it expanded its research and development efforts, and $2,508,000 of acquired in-process research and development expense resulting from the acquisition of additional ownership position from existing CombiMatrix shareholders. In July, 2000, we increased our ownership of CombiMatrix from 51.8% to 61.4%. We acquired the additional ownership position from existing shareholders of CombiMatrix in exchange for approximately 489,000 restricted shares of our common stock, valued at approximately $11.6 million. This purchase was accounted for as a step acquisition. The purchase price was allocated to the fair value of assets acquired and liabilities assumed, including acquired in process research and development.

   Marketing, General and Administrative Expenses. We incurred marketing, general and administrative expenses of $24,646,000 for the nine months ended September 30, 2000, compared to expenses of $2,602,000 during the nine months ended September 30, 1999. During the nine months ended September 30, 2000, these expenses increased due to general expansion of the Company, including an increase in business development expenses as we explore new business opportunities, an increase in office expenses relating to our move to larger office facilities, and an increase in salaries and fringe benefits primarily due to an increase in the number of our personnel as well as higher wages and payroll expenses.

   Soundbreak.com's marketing, general and administrative expenses were $14,513,000 for the nine months ended September 30, 2000, compared to expenses of $496,000 during the nine months ended September 30, 1999. Of the September 30, 2000 amount, approximately $6,413,000 million is attributable to marketing expenses, which were spent in connection with Soundbreak.com's initial advertising campaign.

   CombiMatrix is increasing its employee base and has made extensive use of consultants to assist in solving specialized issues or providing particular services. Product development and commercialization relating to CombiMatrix's technology will require additional personnel in areas such as regulatory affairs, marketing and general operations. We anticipate that CombiMatrix will continue to hire additional managerial and clerical employees in future periods. In addition, during 2000, CombiMatrix relocated from the San Francisco bay area to the Seattle, Washington area. This relocation was completed during the third quarter, and related costs of $152,000 were incurred in the quarter ended June 30, 2000 and costs of $463,000 were incurred in the three months ended September 30, 2000.

   Marketing, general and administrative expenses include $2,840,000 and $127,000 of noncash stock compensation expenses related to options and warrants issued to employees and non-employee consultants for the nine months ended September 30, 2000 and 1999, respectively.

   Amortization of Patents and Goodwill. We reported amortization expenses relating to patents and goodwill of $1,571,000 during the nine months ended September 30, 2000, which was an increase from $1,205,000 during the nine months ended September 30, 1999. As a result of our purchase of additional equity interests in Soundview Technologies in July 1997 and January 1998, in MerkWerks in January 1998 and June 1999, and in CombiMatrix in July 2000, we are incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired. Amortization expenses at or above the current level are expected to continue for the foreseeable future.

Other Income (Expense)

   We reported other income of $1,043,000 for the nine months ended September 30, 2000 compared to other expense of $859,000 for the nine months ended September 30, 1999.

   Interest Income. During the nine months ended September 30, 2000, interest income was $2,370,000 as compared to interest income during the nine months ended September 30, 1999, of $217,000. The increase is due to higher cash balances in the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. We received $56 million in cash from outside investors in connection with our warrant call and private placements for Acacia, Soundbreak.com and CombiMatrix during the nine months ended
September 30, 2000.

   Interest Expense. Interest expense for the nine months ended September 30, 2000 was $1,000 as compared to $123,000 during the nine months ended September 30, 1999. The expense incurred during the nine months ended September 30, 1999 is primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement. During the fourth quarter of 1999, CombiMatrix offered holders of the unsecured subordinated notes the opportunity to convert their outstanding principal balance into CombiMatrix Common Stock and all noteholders had converted as of December 1999.

   Equity in Loss of Partnerships. We reported no equity in loss of partnerships in the nine months ended September 30, 2000, compared to equity in loss of partnerships of $47,000 for the nine months ended September 30, 1999. The decrease was a result of the liquidation of the partnerships during 1999.

   Equity in Losses of Affiliates. We reported equity in losses of affiliates of $1,353,000 in the nine months ended September 30, 2000, compared to equity in losses of affiliates of $906,000 in the nine months ended September 30, 1999. Losses during the nine months ended September 30, 2000 were primarily attributable to a loss of $865,000 for our investment in Mediaconnex. This amount was offset by a decrease in the recognized losses for Whitewing Labs, Greenwich, and Signature-mail.com totaling $489,000 for the nine months ended September 30, 2000 as compared to $906,000 for the nine month period ended September 30, 1999.

Minority Interests

   Minority interests in the losses of consolidated subsidiaries increased to $11,969,000 in the nine months ended September 30, 2000 as compared to $357,000 in the nine months ended September 30, 1999. The increase in minority interests relates to the CombiMatrix private placements and Soundbreak.com initial funding and private placements. Minority shareholders participated in the losses of CombiMatrix and Soundbreak.com for the nine months ended September 30, 2000.

For the Three Months Ended September 30, 2000 and September 30, 1999

Revenues


   Advertising. During the three months ended September 30, 2000, advertising income was $18,000 as compared to no advertising income during the three months ended September 30, 1999. Revenues attributable to advertising were earned by a newly acquired company.

   Capital Management Fees. During the three months ended September 30, 2000, capital management fee income, which includes performance fee income, was $0 as compared to $25,000 in capital management fee income generated during the three months ended September 30, 1999. No capital management fee income was earned during the three months ended September 30, 2000, because we closed the Acacia Capital Management division on December 31, 1999. Costs associated with exiting this business were not material.

Operating Expenses

   Total operating expenses increased to $16,993,000 during the three months ended September 30, 2000 from $2,394,000 during the three months ended September 30, 1999 primarily due to expenses relating to the operating activities of Soundbreak.com, an increase in our compensation costs and rent for larger office facilities, a charge for acquired in-process research and development, and an expansion of CombiMatrix's research and development efforts.

   Research and Development Expenses. We incurred research and development expenses of $5,947,000 for the three months ended September 30, 2000, compared to expenses of $1,150,000 during the three months ended September 30, 1999. Such expenses for the three months ended September 30, 2000 are comprised of expenses primarily incurred by CombiMatrix, which increased to $3,413,000 from $635,000 in the prior period, due to an increase in the number of CombiMatrix personnel and laboratory facilities as it expanded its research and development efforts, and $2,508,000 of acquired in process research and development expense resulting from the acquisition of additional ownership position from existing CombiMatrix shareholders. In July, 2000 we increased our ownership of CombiMatrix from 51.8% to 61.4%.

   Marketing, General and Administrative Expenses. We incurred marketing, general and administrative expenses of $10,338,000 for the three months ended September 30, 2000, compared to expenses of $827,000 during the three months ended September 30, 1999. During the three months ended September 30, 2000, these expenses increased due to general expansion of the Company, including an increase in business development expenses as we explore new business opportunities, an increase in office expenses relating to our move to larger office facilities, and an increase in salaries and fringe benefits primarily due to an increase in the number of our personnel as well as higher wages and payroll expenses.

   Soundbreak.com's marketing, general and administrative expenses were $5,112,000 for the three months ended September 30, 2000. Of this amount, approximately $4,200,000 is attributable to marketing expenses, which were spent in connection with Soundbreak.com's initial advertising campaign.

   CombiMatrix has increased its employee base and has made extensive use of consultants to assist in solving specialized issues or providing particular services. Product development and commercialization relating to CombiMatrix's technology will require additional personnel in areas such as regulatory affairs, marketing and general operations. We anticipate that CombiMatrix will continue to hire additional managerial and clerical employees in future periods. In addition, during June 2000, CombiMatrix relocated from the San Francisco bay area to the Seattle, Washington area. This relocation was completed during the third quarter and related costs of $463,000 were incurred in the three months ended September 30, 2000.

   Marketing, general and administrative expenses include $2,320,000 and $77,000 of noncash stock compensation expenses related to options and warrants issued to employees and non-employee consultants in the three months ended September 30, 2000 and 1999, respectively.

   Amortization of Patents and Goodwill. We reported amortization expenses relating to patents and goodwill of $708,000 during the three months ended September 30, 2000, which was an increase from $417,000 during the three months ended September 30, 1999. As a result of our purchase of additional equity interests in Soundview Technologies in July 1997 and January 1998, in MerkWerks in January 1998 and June 1999, and in CombiMatrix in August 1999 and July 2000, we are incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired. Amortization expenses at or above the current level are expected to continue for the foreseeable future.

Other Income (Expense)

   We reported other income of $635,000 for the three months ended September 30, 2000 compared to other expense of $351,000 for the three months ended September 30, 1999.

   Interest Income. During the three months ended September 30, 2000, interest income was $1,161,000 as compared to interest income during the three months ended September 30, 1999, of $73,000. The increase is due to higher cash balances in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. We received $23.7 million in cash from outside investors in connection with our private placement and CombiMatrix private placement during the three months ended September 30, 2000.

   Interest Expense. Interest expense for the three months ended September 30, 2000 was $0 as compared to $41,000 during the three months ended September 30, 1999. The expense incurred during the three months ended June 30, 1999 is primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement. During the fourth quarter of 1999, CombiMatrix offered holders of the unsecured subordinated notes the opportunity to convert their outstanding principal balance into CombiMatrix Common Stock and all noteholders had converted as of December 1999.

   Equity in Loss of Partnerships. We reported no equity in loss of partnerships in the three months ended September 30, 2000, compared to equity in income of partnerships of $98,000 for the three months ended September 30, 1999. The decrease was a result of the liquidation of the partnerships during 1999.

   Equity in Losses of Affiliates. We reported equity in losses of affiliates of $529,000 in the three months ended September 30, 2000, compared to equity in losses of affiliates of $285,000 in the three months ended September 30, 1999. Losses during the three months ended September 30, 2000 were primarily attributable to a loss of $322,000 for our investment in Mediaconnex. This amount was offset by a decrease in the recognized losses for Whitewing Labs, Greenwich, and Signature-mail.com totaling $207,000 for the three months ended September 30, 2000 as compared to $285,000 for the three month period ended September 30, 1999.

Minority Interests

   Minority interests in the losses of consolidated subsidiaries increased to $5,405,000 in the three months ended September 30, 2000 as compared to $357,000 in the three months ended September 30, 1999. The increase in minority interests relates to the CombiMatrix private placements and Soundbreak.com initial funding and private placements. Minority shareholders participated in the losses of CombiMatrix and Soundbreak.com for the three months ended September 30, 2000.

Liquidity and Capital Resources

   At September 30, 2000, we had cash and short-term investments of $85.3 million on a consolidated basis, of which the parent company had $25.5 million and our subsidiaries had $59.7 million. Working capital was $81.8 million on a consolidated basis at September 30, 2000. Highlights of the financing and commitment activities for the nine months ended September 30, 2000 include:

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

 Second Quarter:

  . We entered into a lease commitment for additional office space, which increased our monthly lease payment from approximately $22,000 to $26,000. The amendment calls for reimbursement of improvements to the expansion space approximating $19,000 by the landlord. The lease began October 1, 2000 and ends in November 2003.

  . Acacia Launchpad LLC entered into a one-year lease commitment for new office space. The monthly lease payments are approximately $14,000 per month.

   Third Quarter:

  . In July 2000, we increased our ownership of CombiMatrix from 51.8% to 61.4%. We acquired the additional ownership position from existing shareholders of CombiMatrix in exchange for approximately 489,000 restricted shares of Acacia's common stock.

  .  $23.7 million of gross proceeds from a private equity financing.

  . $36.0 million of gross proceeds from a private equity financing completed for CombiMatrix, in which we contributed $17.5 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   We are not a party to derivative financial instruments at or during the three month period ended September 30, 2000.

PART II OTHER INFORMATION

Item 2. Changes in Securities

   In July 2000, the Company sold 861,638 units to accredited investors at a purchase price of $27.50 per unit, each unit consisting of one share of the Company's common stock, and one common stock purchase warrant. Each common stock purchase warrant entitles its holder to purchase one share of the Company's common stock at an exercise price of $33.00 per share, subject to adjustment, and expires on July 20, 2003. Finders involved in this transaction received finders fees at a rate of $2.093 per unit placed. The Company's sale of these units was exempt from registration, as a private placement, under
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

     27 Financial Data Schedule

   (b) Reports on Form 8-K

     None

                                   SIGNATURES

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

                                          ACACIA RESEARCH CORPORATION

                                                     /s/ Paul Ryan
                                          By: _________________________________
                                                         Paul Ryan
                                                  Chief Executive Officer
                                                   (Authorized Signatory)

                                                 /s/ Mary Rose Colonna
                                          By: _________________________________
                                                     Mary Rose Colonna
                                                     Vice President of
                                                 Finance/Controller (Chief
                                                    Accounting Officer)

Date: November 14, 2000