Form 10-K
period 2000-12-31
ACACIA RESEARCH CORP
filed 2001-03-28
CIK 934549

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT
               OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
[ ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.


                         COMMISSION FILE NUMBER 0-26068

                                   -----------

                           ACACIA RESEARCH CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                  DELAWARE                                       95-4405754
      (State or Other jurisdiction of                         (I.R.S. Employer
        Incorporation Organization)                          Identification No.)
 55 SOUTH LAKE AVENUE, PASADENA, CALIFORNIA                         91101
  (Address of Principal Executive Offices)                       (Zip Code)


       Registrant's telephone number, including area code: (626) 396-8300

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE

                                   -----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark that disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices of such stock, as of March 27, 2001 was approximately $124,180,400. (All officers and directors of the registrant are considered affiliates.)

         At March 27, 2001 the registrant had 17,702,124 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

================================================================================

                             FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2000
                           ACACIA RESEARCH CORPORATION

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

1.  Business.................................................................  1
2.  Property................................................................. 14
3.  Legal Proceedings........................................................ 14
4.  Submission of Matters to a Vote of Security Holders...................... 14


                                     PART II

5.  Market for Registrant's Common Equity and Related Stockholder Matters.... 15
6.  Selected Financial Data.................................................. 17
7.  Management's Discussion and Analysis of Financial Condition and
      Results of Operations.................................................. 18
7A. Quantitative and Qualitative Disclosures About Market Risk............... 25
8.  Financial Statements and Supplementary Information....................... 25
9.  Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure................................................... 25


                                    PART III

10. Directors and Executive Officers of the Registrant....................... 26
11. Executive Compensation................................................... 26
12. Security Ownership of Certain Beneficial Owners and Management........... 26
13. Certain Relationships and Related Transactions .......................... 26


                                     PART IV

14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.......... 27

ITEM 1.  BUSINESS

         This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

         Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

         As used in this Form 10-K, "company," "we," "us," "our," "Acacia" and "Acacia Research" refer to Acacia Research Corporation and its subsidiary companies.

GENERAL

         Acacia Research Corporation develops and operates majority-owned subsidiaries in the life science and technology industries. Our most important subsidiary is CombiMatrix Corporation or CombiMatrix, which is developing a proprietary biochip technology with applications in the genomic, proteomic and combinational chemistry markets. Our primary focus is to enhance the value of this technology by forming and acquiring companies that can utilize this new technology in the medical, life science and research industries.

         Our other majority-owned subsidiaries include: Advanced Material Sciences, Incorporated, which holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material sciences, and Soundview Technologies, Incorporated, which owns a patent for television V-chip technology. All of our subsidiaries are start-up or development-stage entities with limited or no operating histories, and only one of our subsidiaries has generated any significant revenues to date. Our subsidiaries have primarily relied upon selling equity securities, including sales to and loans from us, to generate the funds they need to finance implementation of their operating plans.

         We have also acquired minority-ownership positions in Advanced Data Exchange, Corporation, which provides an electronic exchange to facilitate trading relationships and document exchange, and Greenwich Information Technologies, LLC, a licensing company for an international portfolio of video-on-demand and audio-on-demand patents.

     Our most significant majority and minority-owned subsidiaries are as follows:

                                                                                                           OWNERSHIP % AS OF 3/27/01
            COMPANY NAME                                     DESCRIPTION OF BUSINESS                        ON AN AS-CONVERTED BASIS
            -------------                                    -----------------------                        ------------------------

Advanced Material Sciences, Incorporated.......    A newly-formed company that holds the exclusive license
                                                   for CombiMatrix's  biological array processor technology
                                                   in certain fields of material science.                           66.7%

CombiMatrix Corporation........................    A life science technology company with a proprietary
                                                   system for rapid, cost competitive creation of DNA and
                                                   other compounds on a programmable semiconductor chip.
                                                   This proprietary technology has significant applications
                                                   relating to genomic and proteomic research.                      57.9% (1)

Soundview Technologies, Incorporated...........    A technology company that owns intellectual property
                                                   related to the telecommunications field, including a
                                                   television blanking system, also known as "V-chip,"
                                                   which it is licensing to television manufacturers.               66.7%

         We also hold minority interests in the following businesses:

Advanced Data Exchange Corporation.............    A technology company that enables mid-sized companies to
                                                   streamline the exchange of business documents over the
                                                   Internet with supply chain partners and emerging
                                                   digital marketplaces.                                             4.6%

Greenwich Information Technologies, LLC........    A marketing and licensing agent for several patents relating
                                                   to video-on-demand and audio-on-demand technology.               33.3%

----------
(1) We have entered into a shareholder agreement with an officer of CombiMatrix which provides for (a) the collective voting of shares (representing 70.1% of the voting power of CombiMatrix) for the election of certain directors to CombiMatrix's board of directors and
         (b) certain restrictions on the sale or transfer of the officer's shares of common stock in CombiMatrix.

SUBSIDIARIES

ADVANCED MATERIAL SCIENCES, INCORPORATED

         Advanced Material Sciences, Incorporated, or AMS, is a newly formed company that holds an exclusive license to CombiMatrix's biological processor technology within the field of material science. Material science includes fuel cell catalysts, battery materials, sensor arrays, electronic and electrochemical materials and other materials relating to the use, storage, conversion and delivery of energy other than those involving living or biologic systems.

         AMS is 66.7% owned by us and 33.3% owned by CombiMatrix. We have an 86% economic interest in AMS by virtue of our 66.7% direct ownership interest in AMS and our 57.9% interest in CombiMatrix. AMS intends to develop and exploit CombiMatrix's biological processor technology in certain fields of material science. The principal terms of our agreement with CombiMatrix are as follows:

         o AMS holds an exclusive worldwide license to CombiMatrix's biological array processor technology for use in certain fields of material science;

         o AMS will pay CombiMatrix a royalty on all net sales generated from the sale of products in the area of material science;

         o AMS will grant a royalty-free, worldwide license to CombiMatrix to use improvements made by AMS to its technology in all fields outside of material sciences; and

         o the initial term of the license agreement with CombiMatrix is 20 years.

COMBIMATRIX CORPORATION

         CombiMatrix Corporation was incorporated in October 1995 under the laws of the State of California and reincorporated in the state of Delaware in September, 2000. CombiMatrix is a development-stage company engaged in the development of a proprietary universal biochip with applications in the genomics, proteomics and combinatorial chemistry markets. CombiMatrix has developed a unique method to synthesize DNA, peptides and chemical libraries on a semiconductor chip with electrochemically-generated reagents. CombiMatrix's first generation prototype chip contains 1,024 individually addressable electrodes, equal in diameter to that of a human hair, where chemicals are synthesized. The CombiMatrix biochip system consists of a fluid delivery station where chemicals are stored and dispensed, semiconductor chips where chemicals are synthesized and a computer controller. Production of arrays using this technology is fully automated and controlled entirely by software, allowing utilization of the Internet as a link between proprietary array design software and automated array chip production capabilities.

         CombiMatrix's technology potentially represents a significant advance over existing biochip technologies and other platforms for combinatorial chemistry. The first application of the technology that CombiMatrix is pursuing is in the field of genomics, where CombiMatrix is developing a biochip for the analysis of DNA. CombiMatrix believes that this technology may be applied to the fields of genetic analysis and disease management. CombiMatrix also intends to develop the genomic chip in the field of drug discovery, where genomic information is used to discover and to validate new targets for pharmaceutical intervention. CombiMatrix is also developing the chip in the emerging field of proteomics, where analysis of DNA is correlated to the levels of proteins in patient samples. Many researchers believe that the analysis of proteomic information will lead to the development of new drugs and better disease management. Once CombiMatrix demonstrates the feasibility of its approach in each market, it intends to enter into strategic alliances with major participants to speed commercialization in multiple applications.

         CombiMatrix has been awarded three contracts from the Federal government with respect to its biochip technology. In July 1999, CombiMatrix was awarded a Phase I Small Business Innovative Research, or SBIR, contract from the Department of Energy to develop microarrays of affinity probes for the analysis of gene product, which may be used to expedite the drug discovery process in the pharmaceutical industry. In July 1999, CombiMatrix was awarded a Phase I SBIR Department of Defense contract to use CombiMatrix's proprietary biochip technology to develop nanode array sensor microchips to enable simultaneous detection of chemical and biological warfare agents. In January 2000, CombiMatrix was awarded a Phase II SBIR Department of Defense contract for the use of its biochip technology to develop nanode array sensor microchips.

         CombiMatrix has 36 patent applications pending in the United States and Europe. In July 2000, CombiMatrix was granted U.S. Patent No. 6,093,302, which expires in July 2017, for this biochip microarray processor system. This system enables quick and economical turnaround of custom-designed microarrays for use in biological research. A microarray consists of a chemical "virtual flask" located on the surface of a semiconductor chip containing thousands of microarrays, which are separated from each other using special solutions instead of physical barriers. Each microarray has electronic circuitry that may be directed by a computer to construct a specified compound. The patent covers CombiMatrix's core technology, which is a method for producing microarrays by synthesizing biological materials on a three-dimensional, active surface.

         In April 1996, we entered into a shareholder agreement with CombiMatrix's Sr. Vice President, Chief Technology Officer, who holds an ownership interest of 12.2% of CombiMatrix, pertaining to certain matters relating to CombiMatrix. This agreement provides for the collective voting of shares (representing 70.1% of the corporation's voting power) for the election of certain directors to CombiMatrix's board of directors, as well as certain restrictions on the sale or transfer of the individual's shares of common stock in CombiMatrix.

         In November 2000, CombiMatrix filed a registration statement with the Securities and Exchange Commission, or SEC, relating to the proposed initial public offering of its common stock. All of the shares in the proposed offering are to be sold by CombiMatrix.

SOUNDVIEW TECHNOLOGIES, INCORPORATED

         Soundview Technologies, Incorporated, or Soundview, was incorporated in March 1996 under the laws of the State of Delaware and has acquired and is developing intellectual property in the telecommunications field, including audio and video blanking systems, also known as V-chip technology. In March 1998, the Federal Communications Commission, or FCC, approved the television guidelines rating system as well as the V-chip technical standards. Soundview owns the exclusive right and title to U.S. Patent No. 4,554,584, which describes a method for implementing the V-chip system in parallel with the existing closed-captioning circuits already in place in televisions.

         Soundview's patent was issued in November 1985 and expires in July 2003. In April 1998, the U.S. Patent and Trademark Office issued a reexamination certificate confirming the approval of all existing and newly added claims of its issued patent. The reexamination was requested by Soundview in August 1996 to confirm the strength of its patent in light of other existing patents. Over 30 new prior art references were introduced and examined during the process, which took more than eighteen months for the Patent Office to complete. As a result, patentability of all original claims as issued was confirmed and 17 new claims more specific to the V-chip implementation were granted.

         As of July 1, 1999, the 1996 Telecommunications Act required all television manufacturers to include V-chip technology in 50% of all new television sets with screens 13 inches or larger sold in the United States. After January 1, 2000, the 1996 Telecommunications Act required all television manufacturers to include V-chip technology in all new television sets with screens 13 inches or larger sold in the United States. Approximately 25 million new televisions are sold each year in the United States. Soundview's V-chip technology is a cost-effective method for V-chip implementation that can work with components currently in use in televisions. Soundview's V-chip technology uses a television's receiver circuitry to decode content rating information sent as part of the broadcast signal. By utilizing the broadcast signal that carries closed-caption data, Soundview's technology is relatively inexpensive to implement. The industry and its trade association adopted this method as the technical standard for new television sets sold in the United States that are required to have V-chip technology.

         Soundview has filed a federal patent infringement and antitrust lawsuit against television manufacturers, the Consumer Electronic Manufacturers Association and the Consumer Electronics Association. In its lawsuit now pending before the United States District Court for the District of Connecticut, Soundview alleges that television sets fitted with V-chips and sold in the United States infringe Soundview's patent. Additionally, Soundview alleges that the Consumer Electronics Manufacturers Association has induced infringement of Soundview's patent and that the defendants have violated the federal Clayton and Sherman Antitrust Acts by engaging in collusive attempts to prevent others in the electronics and television broadcasting industries from entering into licensing agreements with Soundview. Soundview is seeking monetary damages, an injunction preventing unlicensed use of its patented technology and other remedies.

         Soundview has begun to license its patent to television manufacturers. Soundview also intends to license companies who will include the V-chip technology in cable boxes, VCRs and converter boxes.

         In December 2000, Soundview announced that it would receive payment and grant a non-exclusive license of its patent to Philips Electronics. Subsequently, in the first quarter of 2001, Soundview announced that it would receive payments and grant non-exclusive licenses for the patent to Samsung Electronics, Hitachi America, Ltd., (a division of Hitachi), L.G. Electronics, Inc. and to Funai Electric Co., Ltd. Several of these license agreements constitute settlements of patent infringement litigation brought by Soundview. In addition, Soundview has settled its lawsuit with Pioneer Electronics (USA) Incorporated, an affiliate of Pioneer Corporation.

ADVANCED DATA EXCHANGE CORPORATION

         In January 2000, we acquired a 7.6% interest in Advanced Data Exchange, formerly known as The EC Company for $3 million in connection with a $17.3 million private placement offering of "non-voting" Series B preferred stock. Advanced Data Exchange is engaged in business-to-business Internet exchange transactions that allow mid-sized companies to exchange purchase orders, purchase order acknowledgements, advance ship notices, invoices and other business documents over the Internet with supply chain partners and emerging digital marketplaces. Subsequent to our investment, Advanced Data Exchange completed a $30 million private financing, reducing our ownership to 4.6%. Advanced Data Exchange has entered into strategic alliances with American Express, Ariba, Oracle, Vertical Net and Web Methods.

GREENWICH INFORMATION TECHNOLOGIES, LLC

         Greenwich Information Technologies was formed as a limited liability corporation under the laws of the State of Delaware in 1996 and is the exclusive marketing and licensing agent for several patents relating to video-on-demand and audio-on-demand, or information-on-demand. Video-on-demand allows television viewers to order movies or other programs from a remote file server and to view them at home with full VCR functionality, including pause, fast-forward and reverse. Audio-on-demand offers similar functionality with music or other audio files. Information-on-demand is one of the primary applications of interactive entertainment.

         Greenwich Information Technologies is the licensing agent with respect to four issued U.S. patents. Foreign rights include patents issued in Japan, Mexico and the Republic of China and a patent from the European Patent Office covering Austria, Belgium, Denmark, France, Germany, Greece, Italy, Luxembourg, Monaco, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom and a pending application in South Korea. Those patents that have already been issued were issued in the past seven years, the earliest of which, will not expire until 2011. Greenwich Information Technologies has begun to pursue business opportunities with possible providers of information-on-demand systems and others involved in supplying related information-on-demand services.

OTHER

         In connection with our increased focus on the medical, life sciences and research industries and other factors, certain of our subsidiaries have ceased operations in 2000. Acacia Launchpad LLC, our 100%-owned subsidiary, ceased operations in October of 2000. MerkWerks Corporation, a subsidiary in which we own a 99.9% interest, sold its sole substantial asset, a utility software product, in December of 2000. Signature-mail.com llc, a subsidiary in which we own a 9.8% interest, also ceased operations in December of 2000.

DISCONTINUED OPERATIONS

         On February 13, 2001, the board of directors of Soundbreak.com, Inc., or Soundbreak.com, one of our majority-owned subsidiaries, resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of the company. Accordingly, we reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in the consolidated statements of operations and comprehensive loss.

COMPETITION

         We expect to encounter competition in the area of business opportunities from other entities having similar business objectives, such as venture capital funds. Many of these potential competitors possess financial, technical, human and other resources greater than our own.

         The pharmaceutical and biotechnology industries are subject to intense competition and rapid and significant technological change. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Many of these competitors have more experience in research and development than CombiMatrix. Technological advances or entirely different approaches developed by one or more of our competitors could render CombiMatrix's processes obsolete or uneconomical. The existing approaches of our competitors or new approaches or technology developed by our competitors may be more effective than those developed by CombiMatrix.

         Other companies may develop competing technologies that offer better or less expensive alternatives to the V-chip technology offered by Soundview. Many potential competitors, including television manufacturers, have significantly greater resources.

REGULATION

         The regulatory scope of the Investment Company Act of 1940, or Investment Company Act, which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. We believe that our anticipated principal activities will not subject us to regulation under the Investment Company Act. However, the Investment Company Act may also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the definitional scope of certain provisions of the Investment Company Act. In such an event, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of our investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record-keeping, voting, proxy, disclosure and other rules and regulations, all of which could incur significant registration and compliance costs. Accordingly, we will continue to review our activities from time to time with a view toward reducing the likelihood that we could be classified as an "investment company."

RESEARCH AND DEVELOPMENT

         We are involved in research and development activities through our consolidated subsidiaries. Our research and development-related expenses were $11,864,000, $1,806,000 and $1,880,000 in 2000, 1999 and 1998, respectively.

         Our subsidiaries are developing a variety of life sciences related products and services. These industries are characterized by rapid technological development. We believe that our future success will depend in large part on our subsidiaries' ability to continue to enhance their existing products and services and to develop other products and services, which complement existing ones. In order to respond to rapidly changing competitive and technological conditions, we expect our subsidiaries to continue to incur significant research and development expenses during the initial development phase of new products and services as well as on an on-going basis.

THREE-YEAR SUMMARY OF SEGMENT INFORMATION

         Financial information of the Company's reportable business segments for each of the three years in the period December 31, 2000 is included in Note 11 of Notes to Consolidated Financial Statements.

EMPLOYEES

         As of March 27, 2001 we and our consolidated subsidiaries had 122 full-time employees. We believe that our future success will depend in large part on our ability to retain our key personnel and on our ability to attract, retain, train and motivate additional highly skilled and dedicated employees. Neither we nor any of our subsidiaries are a party to any collective bargaining agreement. We have never experienced a work stoppage and believe that our relations with our employees are excellent. From time to time, we may retain independent third parties to provide services on an "as needed" basis.


                                  RISK FACTORS

BECAUSE OUR BUSINESS OPERATIONS ARE SUBJECT TO MANY INHERENT AND UNCONTROLLABLE RISKS, WE MAY NOT SUCCEED.

         We have significant economic interests in our subsidiary companies. Our business operations are subject to numerous risks, challenges, expenses and uncertainties inherent in the establishment of new business enterprises. Many of these risks and challenges are subject to outside influences over which we have no control, including:

         o our subsidiary companies' products and services face uncertain market acceptance;

         o technological advances may make our subsidiary companies' products and services obsolete or less competitive;

         o        competition;

         o increases in operating costs, including costs for supplies, personnel and equipment;

         o        the availability and cost of capital;

         o        general economic conditions; and

         o governmental regulation that excessively restricts our subsidiary companies' businesses.

         We cannot assure you that our subsidiary companies will be able to market any product or service on a commercial scale, that our subsidiary companies will ever achieve or maintain profitable operations or that they, or we, will be able to remain in business.

BECAUSE OF THE RISKS INHERENT IN INVESTING IN EMERGING COMPANIES, INCLUDING THE LACK OF OPERATING HISTORIES AND UNPROVEN TECHNOLOGIES AND PRODUCTS, WE MAY INCUR SUBSTANTIAL LOSSES.

         Investing in emerging companies carries a high degree of risk, including difficulties in selecting ventures with viable business plans and acceptable likelihoods of success and future profitability. There is a high probability of loss associated with investments in emerging companies. We must also dedicate significant amounts of financial resources, management attention and personnel to identify and develop each new business opportunity without any assurance that these expenditures will prove fruitful.

         We generally invest in start-up ventures with no operating histories, unproven technologies and products and, in some cases, without experienced management. We may not be successful in developing these start-up ventures. Because of the uncertainties and risks associated with such start-up ventures, we could experience substantial losses associated with failed ventures.

         In addition, the market for venture capital in the United States is increasingly competitive. As a result, we may lose business opportunities and may need to accept financing and equity investments on less favorable terms. Also, we may be unable to participate in additional ventures because we lack the financial resources to provide them with full funding. We, as well as our subsidiary companies, may need to depend on external financing to provide sufficient capital.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         We have sustained substantial losses since our inception resulting in an accumulated deficit of $56,052,000 on a consolidated basis, including operating losses of $37,163,000 and $7,580,000 in 2000 and 1999, respectively. We may never become profitable or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, and marketing, general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

TECHNOLOGY COMPANY STOCK PRICES ARE ESPECIALLY VOLATILE, AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE.

         Our common stock, which is quoted on the NASDAQ National Market, has experienced significant price and volume fluctuations. Additionally, the stock market generally, and the stock prices of technology companies, specifically, have been very volatile. The market price of our common stock may fluctuate significantly in response to a number of factors beyond our control including:

         o        changes in financial estimates by securities analysts;

         o announcements by us, our customers, our subsidiaries or our competitors;

         o        changes in market valuations of similar companies;

         o        changes in accounting rules and regulations; and

         o        future sales of our common stock by our existing stockholders.

BECAUSE OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY AND MAY CONTINUE TO DO SO IN THE FUTURE, OUR STOCK PRICE MAY BE VERY VOLATILE.

         Our operating results may vary significantly from quarter to quarter due to a variety of factors, including:

         o the operating results of our current and future subsidiary companies;

         o the nature and timing of our investments in new subsidiary companies;

         o our decisions to acquire or divest interests in our current and future subsidiaries, which may create changes in losses or income and amortization of goodwill;

         o changes in our methods of accounting for our current and future subsidiaries, which may cause us to recognize gains or losses under applicable accounting rules;

         o the timing of the sales of equity interests in our current and future subsidiary companies;

         o our ability to effectively manage our growth and the growth of our subsidiary companies; and

         o the cost of future acquisitions could increase from intense competition from other potential acquirers of technology-related companies or ideas.

         We have incurred and expect to continue to incur significant expenses in pursuing and developing new business ventures. To date, we have lacked a consistent source of recurring revenue. Each of the factors we have described may cause our stock to be more volatile than the stock of other companies.

BECAUSE OUR SUBSIDIARY COMPANIES MAY NOT GENERATE ANY REVENUES, AND OPERATING RESULTS FROM OUR SUBSIDIARY COMPANIES MAY FLUCTUATE SIGNIFICANTLY, OUR OWN OPERATING RESULTS MAY BE NEGATIVELY AFFECTED.

         Our operating results may be materially impacted by the operating results of our subsidiary companies. We cannot assure that these companies will be able to meet their anticipated working capital needs to develop their products and services. If they fail to properly develop these products and services, they will be unable to generate meaningful product sales. We anticipate that our operating results are likely to vary significantly as a result of a number of factors, including:

         o the timing of new product introductions by each subsidiary company;

         o the stage of development of the business of each subsidiary company;

         o the technical feasibility of each subsidiary company's technologies and techniques;

         o the novelty of the technology owned by our subsidiary companies;

         o        the level of product acceptance;

         o the strength of each subsidiary company's intellectual property rights;

         o each subsidiary company's ability to exploit and commercialize its technology;

         o the volume and timing of orders received and product line maturation;

         o        the impact of price competition; and

         o each subsidiary company's ability to access distribution channels.

         Many of these factors are beyond our subsidiary companies' control. We cannot provide any assurance that any partner company will experience growth in the future or be profitable on an operating basis in any future period.

A LACK OF MARKET ACCEPTANCE OF OUR SUBSIDIARY COMPANIES' PRODUCTS WILL RESULT IN OPERATING LOSSES.

         Each of our subsidiary companies is developing new technologies and products, as further detailed below. To the extent any of these technologies and products are not accepted by their respective markets, we will incur operating losses.

         ADVANCED MATERIAL SCIENCES. Although Advanced Material Sciences holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material sciences, it is a developmental-stage company without any significant revenues.

         COMBIMATRIX. CombiMatrix is developing a proprietary biochip microarray processor system that integrates semiconductor technology with new developments in biotechnology and chemistry. Although CombiMatrix has been awarded three federal contracts, CombiMatrix is a developmental-stage company without any significant current revenues. Its current activities relate almost exclusively to research and development. Because the technologies critical to the success of this industry are in their infancy, we cannot assure that CombiMatrix will be able to successfully implement its technologies. If its technologies are successful, CombiMatrix intends to pursue collaborations with pharmaceutical companies for activities such as screening potential drug compounds. We cannot assure you that CombiMatrix, even if successful in developing its technologies, would be able to successfully implement collaborative efforts with pharmaceutical companies.

         SOUNDVIEW. Soundview was formed to commercialize patent rights of a method of video and audio blanking technology, also known as V-chip technology, that screens objectionable television programming and blocks it from the viewer. Although Soundview has licensed its technology to certain television manufacturers, we cannot assure that it will be profitable.

         ADVANCED DATA EXCHANGE CORPORATION. Advanced Data Exchange provides a hosted Internet transaction exchange that manages data standards and facilitates trading relationships within and across communities to enable the exchange of business-to-business e-commerce transactions. Advanced Data Exchange is in the development-stage and has created a number of relationships with vendors and buyers for business-to-business e-commerce transactions. Advanced Data Exchange's business model is new and unproven, and we cannot assure you that vendors and buyers will continue to use its services for Internet transactions.

         GREENWICH INFORMATION TECHNOLOGIES LLC. Greenwich Information Technologies is the exclusive marketing and licensing agent for a number of domestic and international patents pertaining to information-on-demand systems. To date, Greenwich Information Technologies has yet to license any patents. It is uncertain if and to what extent Greenwich Information Technologies will be able to profitably market and license its rights to the information-on-demand technology.

BECAUSE EACH SUBSIDIARY COMPANY'S SUCCESS GREATLY DEPENDS ON ITS ABILITY TO DEVELOP AND MARKET NEW PRODUCTS AND SERVICES AND TO RESPOND TO THE RAPID CHANGES IN TECHNOLOGY AND DISTRIBUTION CHANNELS, WE CANNOT ASSURE THAT OUR SUBSIDIARY COMPANIES WILL BE SUCCESSFUL IN THE FUTURE.

         The markets for each subsidiary company's products are marked by extensive competition, rapidly changing technology, frequent product and service improvements and evolving industry standards. We cannot assure you that our subsidiary company's existing or future products and services will be successful or profitable. We also cannot assure you that competitor's products, services or technologies will not render our subsidiary companies' products and services noncompetitive or obsolete.

         Our success will depend on our subsidiary companies' ability to adapt to this rapidly evolving marketplace and to develop and market new products and services or enhance existing ones to meet changing customer demands. Our subsidiary companies may be unable to adequately adapt products and services or acquire new products and services that can compete successfully. In addition, our subsidiary companies may be unable to establish and maintain distribution channels.

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

         As of December 31, 2000, we had cash and short-term investments of $76.6 million on our consolidated financial statements. However, portions of these funds were held by certain of our consolidated subsidiaries and thus are restricted to their individual use.

         To date, our subsidiary companies have relied primarily upon selling equity securities, including sales to and loans from us, to generate the funds needed to finance implementing their plans of operations. Our subsidiary companies may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interest.

         We cannot assure that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt or other external financings; however, we cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for our subsidiary companies and ourselves, we may not be able to execute our business plans, and our business may suffer.

OUR BUSINESS MAY BE HARMED IF MARKET AND OTHER CONDITIONS ADVERSELY AFFECT OUR ABILITY TO DISPOSE OF CERTAIN ASSETS AT FAVORABLE PRICES.

         An element of our business plan involves disposing of, in public offerings or private transactions, our subsidiary companies and future partner companies, or portions of assets thereof, to the extent such assets are no longer consistent with our business plan. If we sell any such subsidiary companies or assets, the price we receive will depend upon market and other conditions; therefore, we may not be able to sell at favorable prices. Market and other conditions beyond our control affect:

         o        our ability to affect these sales;

         o        the timing of these sales; and

         o        the amount of proceeds from these sales.

         In some instances, we may not be able to sell some or any of these assets due to poor market and other conditions. As a result, we may be adversely affected because we will be unable to dispose of assets or may receive a lesser amount for our assets than we believe is favorable.

FAILURE TO EFFECTIVELY MANAGE OUR GROWTH COULD PLACE STRAINS ON OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES AND COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

         Our growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. Further, as the number of our subsidiary companies and their respective businesses grow, we will be required to manage multiple relationships. Any further growth by us or our subsidiary companies or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to successfully implement our business plan. In addition, our future success depends on our ability to expand our organization to match the growth of our business and our subsidiaries.

OUR FUTURE SUCCESS AND THE SUCCESS OF OUR SUBSIDIARY COMPANIES DEPENDS ON OUR AND THEIR ABILITIES TO ATTRACT AND RETAIN QUALIFIED TECHNICAL PERSONNEL AND QUALIFIED MANAGEMENT AND MARKETING TEAMS. FAILURE TO DO SO WOULD HARM OUR ONGOING OPERATIONS AND BUSINESS PROSPECTS.

         We believe that our success will depend on continued employment by us and our subsidiary companies of senior management and key technical personnel. Our subsidiary companies will need to attract, retain and motivate qualified management personnel to execute their current business plans and to successfully develop commercially viable products and services. Competition for qualified personnel is intense and we cannot assure you that we will successfully retain our existing key employees or attract and retain any additional personnel we may require.

         Each of our subsidiary companies has key executives upon whom we significantly depend, and the success of those subsidiary companies depends on their ability to retain and motivate those individuals.

OUR SUBSIDIARY COMPANIES FACE INTENSE COMPETITION, OFTEN AGAINST COMPETITORS WITH LONGER HISTORIES, GREATER NAME RECOGNITION AND MORE EXPERIENCE IN RESEARCH AND DEVELOPMENT. THEIR FAILURE TO COMPETE EFFECTIVELY COULD HARM OUR BUSINESS.

         Each of our subsidiary companies faces intense competition. Many of the competitors to our subsidiary companies have greater financial, marketing and other resources. In addition, a number of competitors may have greater brand recognition and longer operating histories than our subsidiary companies. Our subsidiary companies' individual risks are further described below.

         ADVANCED MATERIAL SCIENCES. The material sciences industry is subject to intense competition and rapid change. Many competitors have more experience in research and development than Advanced Material Sciences.

         COMBIMATRIX. The pharmaceutical and biotechnology industries are subject to intense competition and rapid and significant technological change. CombiMatrix anticipates that it will face increased competition in the future as new companies enter the market and advanced technologies become available. Many of these competitors have more experience in research and development than CombiMatrix. Technological advances or entirely different approaches developed by one or more of CombiMatrix's competitors could render CombiMatrix's processes obsolete or uneconomical. The existing approaches of CombiMatrix's competitors or new approaches or technology developed by CombiMatrix's competitors may be more effective than those developed by CombiMatrix.

         ADVANCED DATA EXCHANGE. Competition for Internet products and services is intense. Advanced Data Exchange competes for a share of a customer's purchasing budget for services, materials and supplies with other online providers and traditional distribution channels. Several companies offer competitive solutions that compete with Advanced Data Exchange. We expect that additional companies will offer competing solutions on a stand-alone or combined basis in the future. Furthermore, competitors may develop Internet products or services that are superior to, or have greater market acceptance than, the solutions offered by Advanced Data Exchange. Advanced Data Exchange may be at a disadvantage in responding to their competitors pricing strategies, technological advances, advertising campaigns, strategic partnerships and other initiatives.

         SOUNDVIEW. Other companies may develop competing technologies that offer better or less expensive alternatives to the V-chip offered by Soundview. Many potential competitors, including television manufacturers, have significantly greater resources. In addition, the outcome of Soundview's pending litigation against television manufacturers is uncertain.

         GREENWICH INFORMATION TECHNOLOGIES, LLC. Other companies may develop competing technologies that offer better or less expensive alternatives to the information-on-demand technology offered by Greenwich Information Technologies. In the event a competing technology emerges, Greenwich Information Technologies would expect substantial competition.

WE CANNOT ASSURE THAT WE WILL BE ABLE TO EFFECTIVELY PROTECT OUR SUBSIDIARY COMPANIES' PROPRIETARY TECHNOLOGY, AND WE COULD ALSO BE SUBJECT TO INFRINGEMENT CLAIMS.

         The success of our subsidiary companies relies, to varying degrees, on proprietary rights and their protection or exclusivity. Although reasonable efforts will be taken to protect their proprietary rights, the complexity of international trade secret, copyright, trademark and patent law, and common law, coupled with limited resources and the demands of quick delivery of products and services to market, create risk that these efforts will prove inadequate. From time to time, we may be subject to third party claims in the ordinary course of business, including claims of alleged infringement of proprietary rights by us and our subsidiary companies. Any such claims may damage our business by subjecting us and our subsidiary companies to significant liability for damage and invalidating proprietary rights, with or without merit, and could subject our subsidiary companies to costly litigation and the diversion of their technical and management personnel.

         AMS, CombiMatrix, Greenwich Information Technologies and Soundview depend largely on the protection of enforceable patent rights. Collectively, they have 36 applications on file with the U.S. Patent and Trademark Office, seeking patents on their core technologies and/or have 9 patents or rights to patents that have been issued. We cannot assure you that the pending patent applications will be issued, that third parties will not violate, or attempt to invalidate these intellectual property rights, or that certain aspects of their intellectual property will not be reverse-engineered by third parties without violating their patent rights. For Greenwich Information Technologies and Soundview, intellectual property constitutes their only significant assets.

         Many of our subsidiary companies also hold licenses from third parties, and it is possible that they could become subject to infringement actions based upon such licenses. Our subsidiary companies generally obtain representations as to the origin and ownership of such licensed content; however, this may not adequately protect them.

         Our subsidiary companies also enter into confidentiality agreements with third parties and generally limit access to information relating to their proprietary rights. Despite these precautions, third parties may be able to gain access to and use their proprietary rights to develop competing technologies and/or products with similar or better features and prices. Any substantial unauthorized use of our subsidiary companies' proprietary rights could materially and adversely affect their business and operational results.

         Soundview has filed a federal patent infringement and antitrust lawsuit against television manufacturers, the Consumer Electronics Manufacturers Association and the Consumer Electronics Association in the federal district court alleging that television sets fitted with "V-chips" and sold in the United States infringe Soundview's patent. However, no assurance can be given that Soundview will prevail in that action or that the television manufacturers will be required to pay royalties to Soundview. In December 2000, Soundview and Philips Electronics North America Corporation reached a confidential settlement agreement whereby Soundview will receive payment and grant a non-exclusive license of its V-chip patent to Philips Electronics North America Corporation. In the first quarter of 2001, Soundview entered into a separate confidential settlement agreement with Hitachi America Ltd., Samsung Electronics, L.G. Electronics, Inc. and Funai Electric Co., whereby Soundview will receive payment and grant a non-exclusive license of its V-chip patent. Also in the first quarter of 2001, Soundview settled its lawsuit with Pioneer Electronics (USA) Inc., an affiliate of Pioneer Corporation.

         On November 28, 2000, Nanogen, Inc. filed, but did not serve, suit against CombiMatrix and Donald D. Montgomery, Ph.D., a former employee of Nanogen and an officer and director of CombiMatrix, in the United States District Court for the Southern District of California. Nanogen alleges breach of contract, trade secret misappropriation and that United States Patent No. 6,093,302 and other proprietary information belonging to CombiMatrix are instead the property of Nanogen. CombiMatrix and Dr. Montgomery both deny, and intend to vigorously defend against, the claims in the lawsuit. Accordingly, on December 15, 2000, and without waiting for service, CombiMatrix and Dr. Montgomery filed a motion to dismiss the lawsuit. Concurrently, CombiMatrix notified Nanogen of its intent to bring an action against Nanogen and Nanogen's counsel to recover damages resulting from any meritless claims by Nanogen. CombiMatrix also notified Nanogen that it would seek punitive damages in such a proceeding. On December 18, 2000, Nanogen served CombiMatrix and Dr. Montgomery.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE CANNOT ASSURE THAT OUR OPERATIONS WILL BE PROFITABLE.

         We commenced operations in 1993 and, accordingly, have a limited operating history. In addition, many of our subsidiary companies are in the early stages of development and have limited operating histories. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies with such limited operating histories. Since we have a limited operating history, we cannot assure you that our operations will be profitable or that we will generate sufficient revenues to meet our expenditures and support our activities.

         During the fiscal year ended December 31, 2000, we had an operating loss of approximately $37.2 million and a net loss of approximately $39 million. If we continue to incur operating losses, we may not have enough money to expand our business and our subsidiary companies' businesses in the future.

OUR LACK OF CONTROL OVER DECISION-MAKING AND DAY-TO-DAY OPERATIONS AT CERTAIN SUBSIDIARY COMPANIES MEANS THAT WE CANNOT PREVENT THEM FROM TAKING ACTIONS THAT WE BELIEVE MAY RESULT IN ADVERSE CONSEQUENCES.

         ADVANCED DATA EXCHANGE CORPORATION. We currently own a 4.6% interest in Advanced Data Exchange and have no board of director representation. Additional rounds of equity financing may further dilute our interest in Advanced Data Exchange. We do not have the ability to control decision-making at Advanced Data Exchange.

         GREENWICH INFORMATION TECHNOLOGIES, LLC. We currently maintain a membership interest of 33.3% in Greenwich Information Technologies. Although we are a senior member of Greenwich Information Technologies, we do not hold a majority of the board of three senior members, and we have no control over its day-to-day operations.

WE MAY INCUR SIGNIFICANT COSTS TO AVOID INVESTMENT COMPANY STATUS AND MAY SUFFER ADVERSE CONSEQUENCES IF DEEMED TO BE AN INVESTMENT COMPANY.

         We may incur significant costs to avoid investment company status and may suffer other adverse consequences if deemed to be an investment company under the Investment Company Act of 1940. Some of our equity investments may constitute investment securities under the Investment Company Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exclusion or regulatory safe harbor applies. If we are deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in business or issuing its securities as it has in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of us and liquidate our business.

         Although we believe our investment securities currently comprise less than 40% of its assets, fluctuations in the value of these securities or of our other assets may cause this limit to be exceeded. This would require us to attempt to reduce its investment securities as a percentage of its total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

THE AVAILABILITY OF SHARES FOR SALE IN THE FUTURE COULD REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

         In the future, we may issue securities to raise cash for acquisitions, and we may also pay for interests in additional subsidiary companies by using a combination of cash and our common stock, or just our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute your ownership interest in us and have an adverse impact on the price of our common stock.

         In addition, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

BECAUSE SOME OF OUR FACILITIES ARE LOCATED IN CALIFORNIA, WE COULD BE ADVERSELY AFFECTED BY ROLLING BLACKOUTS OR IN THE EVENT OF A MAJOR EARTHQUAKE.

         Our facilities and the facilities of two of our subsidiary companies, Advanced Data Exchange and Advanced Material Sciences, are located in California. California is currently experiencing an energy shortage, and as a result several cities have been subject to rolling blackouts. In the event we experience rolling blackouts, our operations could be adversely impacted.

         Additionally, in the event of a major earthquake, our facilities could be significantly damaged and/or destroyed and result in a material adverse loss to us and some of our subsidiary companies. We have not obtained and do not presently intend to obtain earthquake insurance or business interruption coverage.

DELAWARE LAW AND OUR CHARTER DOCUMENTS CONTAIN PROVISIONS THAT COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF OUR COMPANY THAT MIGHT OTHERWISE RESULT IN OUR STOCKHOLDERS RECEIVING A PREMIUM OVER THE MARKET PRICE OF THEIR SHARES.

         Provisions of Delaware law and our certificate of incorporation and bylaws could make more difficult the acquisition of our Company by means of a tender offer, proxy contest or otherwise, and the removal of incumbent officers and directors. These provisions include:

         o Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder;

         o amendment of our bylaws by the shareholders requires a two-thirds approval of the outstanding shares;

         o the authorization in the certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover;

         o provisions in our bylaws eliminating stockholders' rights to call a special meeting of stockholders, which could make it more difficult for stockholders to wage a proxy contest for control of our board of directors or to vote to repeal any of the anti-takeover provisions contained in our certificate of incorporation and bylaws; and

         o the division of our board of directors into three classes with staggered terms for each class, which could make it more difficult for an outsider to gain control of our Board of Directors.

ITEM 2.  PROPERTY

         We lease a 7,019 square foot office, a 4,372 square foot office and a 9,996 square foot office in Pasadena, California pursuant to lease agreements that terminate in November 2003, December 2001 and June 2001, respectively. Our consolidated subsidiaries, CombiMatrix and Soundview, lease facilities in the Seattle, Washington and Greenwich, Connecticut areas, respectively. Presently, we are not seeking any additional facilities.

ITEM 3.  LEGAL PROCEEDINGS

         On April 5, 2000, Soundview filed a patent infringement and antitrust lawsuit against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronics Manufacturers Association, and the Consumer Electronics Association in the United States District Court for the Eastern District of Virginia, alleging that television sets fitted with "V-chips" and sold in the United States infringe Soundview's patent. The case is now pending in the US District Court for the District of CT. In December 2000, Soundview and Philips Electronics North America Corporation reached a confidential settlement agreement whereby Soundview will receive payment and grant a non-exclusive license of its V-chip patent to Philips Electronics North America Corporation. In the first quarter of 2001, Soundview entered into separate confidential settlement agreements with Hitachi America Ltd., L.G. Electronics, Inc. and Samsung Electronics and entered into an agreement with Funai Electric Co., whereby Soundview will receive payment and grant a non-exclusive license of its V-chip patent. Also in the first quarter of 2001, Soundview settled its lawsuit with Pioneer Electronics (USA) Inc., an affiliate of Pioneer Corporation.

         On November 28, 2000, Nanogen, Inc. filed, but did not serve, suit against CombiMatrix and Donald D. Montgomery, Ph.D., a former employee of Nanogen and an officer and director of CombiMatrix, in the United States District Court for the Southern District of California. Nanogen alleges breach of contract, trade secret misappropriation and that United States Patent No. 6,093,302 and other proprietary information belonging to CombiMatrix are instead the property of Nanogen. CombiMatrix and Dr. Montgomery both deny, and intend to vigorously defend against, the claims in the lawsuit. Accordingly, on December 15, 2000, and without waiting for service, CombiMatrix and Dr. Montgomery filed a motion to dismiss the lawsuit. Concurrently, CombiMatrix notified Nanogen of its intent to bring an action against Nanogen and Nanogen's counsel to recover damages resulting from any meritless claims by Nanogen. CombiMatrix also notified Nanogen that it would seek punitive damages in such a proceeding. On December 18, 2000, Nanogen served CombiMatrix and Dr. Montgomery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

RECENT MARKET PRICES

         Our common stock began trading under the symbol ACRI on the NASDAQ National Market System on July 8, 1996. Prior to our listing on the NASDAQ National Market System and subsequent to June 15, 1995 when our Registration Statement on Form SB-2 became effective under the Securities Act of 1933, as amended, our common stock traded under the same symbol in the over-the-counter market. Preceding June 15, 1995, there had been no public market for our common stock.

         The markets for securities such as our common stock historically have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in our industry and the investment markets generally, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock.

         On March 16, 1998, our board of directors declared a two-for-one split of our common stock in the form of a 100% stock dividend. We distributed the stock dividend on or about June 12, 1998 for each share held of record at the close of business on May 29, 1998. All share information presented herein is adjusted for the stock split.

         The high and low bid prices for our common stock as reported by the NASDAQ Stock Market for the periods indicated are as follows. Such prices are inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.


2000                                           HIGH                 LOW

First Quarter                                  $59                  $29 1/2
Second Quarter                                 $43                  $13 3/8
Third Quarter                                  $35 1/4              $21 7/8
Fourth Quarter                                 $37 3/16             $13 3/4

1999                                           HIGH                 LOW

First Quarter                                  $4 15/16             $3 1/8
Second Quarter                                 $9                   $3 1/2
Third Quarter                                  $16 3/4              $6 5/8
Fourth Quarter                                 $32 7/8              $14 1/8

         On March 27, 2001, the closing bid and asked quotations for our common stock were $7.00 and $7.03, respectively, per share.

         On March 27, 2001, there were approximately 236 owners of record of our common stock. The majority of the outstanding shares of the common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

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

DESCRIPTION OF SECURITIES

         We are authorized to issue up to 60,000,000 shares of common stock, $0.001 par value, of which 17,702,124 shares of common stock have been issued and are outstanding as of March 27, 2001 and 20,000,000 shares of preferred stock, $0.001 par value, no shares of which are issued or outstanding. Holders of the common stock are entitled to one vote per share on all matters to be voted on by the shareholders, and to cumulate votes in the election of directors. Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of funds legally available therefore. Upon the liquidation, dissolution or winding up of the Company, the holders of common stock are entitled to share ratably in all assets of the Company which are legally available for distribution, after payment of all debts and other liabilities. Holders of common stock have no preemptive, subscription, redemption or conversion rights.

TRANSFER AGENT AND REGISTRAR

         U.S. Stock Transfer Corporation, 1745 Gardena Avenue, Glendale, California 91204-2991, is our Transfer Agent and Registrar for our common stock.

RECENT SALES OF UNREGISTERED SECURITIES

         In July 2000, we completed an institutional private equity financing, raising gross proceeds of $23.7 million through the sale of 861,638 units, each unit consisting of one share of our common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share our common stock at a price of $33.00 per share and is callable by us once the closing bid of our common stock averages $39.60 or above for twenty consecutive trading days on the NASDAQ National Market System. We issued an additional 11,000 units in lieu of cash payments in conjunction with the private placement for finders' fees.

         In January 2001, we completed an institutional private equity financing, raising gross proceeds of $19 million through the sale of 1,107,274 shares of our common stock. The Company issued an additional 20,000 units in lieu of cash payments in conjunction with the private placement for finders' fees.

         No underwriters were used in connection with the sales above. We relied upon Section 4(2) of the Securities Act in each of the transactions. We determined, based on information received from the investors that each investor was an accredited investor and either received adequate information about us or had access to such information. The recipients of securities in each transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions.

         We have used, and expect to continue to use, the net proceeds from the transactions listed above for general corporate purposes, including working capital.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data set forth below as of December 31, 2000 and December 31, 1999 and for the years ended December 31, 2000, 1999 and 1998 have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The selected financial data as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1997 and 1996 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the SEC.

                                                             2000           1999           1998         1997(2)          1996
                                                        -------------  -------------  -------------  -------------  -------------
Revenues
  Grant revenue ......................................  $     17,000   $    144,000   $          -   $          -   $          -
  Advertising ........................................        40,000              -              -              -              -
  Capital management fee income ......................             -        122,000        382,000        491,000         58,000
  Management fee income ..............................             -              -              -              -      1,400,000
                                                        -------------  -------------  -------------  -------------  -------------
  Total revenues .....................................        57,000        266,000        382,000        491,000      1,458,000
                                                        -------------  -------------  -------------  -------------  -------------
Operating expenses
  Research and development (including stock
    compensation charges of $3,397 in 2000) ..........    11,864,000      1,806,000      1,880,000        888,000        505,000
  Marketing, general and administrative (including
    stock compensation charges of $7,307, $146 and
    $227 in 2000, 1999 and 1998, respectively) .......    22,089,000      4,418,000      2,776,000      2,104,000      2,135,000
  Amortization of patents and goodwill ...............     2,251,000      1,622,000      1,568,000        459,000              -
  Loss on disposal of consolidated subsidiaries ......     1,016,000              -              -              -              -
  Legal settlement ...................................             -              -              -        460,000              -
                                                        -------------  -------------  -------------  -------------  -------------
  Total operating expenses ...........................    37,220,000      7,846,000      6,224,000      3,911,000      2,640,000
                                                        -------------  -------------  -------------  -------------  -------------
Operating loss .......................................   (37,163,000)    (7,580,000)    (5,842,000)    (3,420,000)    (1,182,000)
Other income (expense) ...............................    (1,235,000)    (1,042,000)      (545,000)      (100,000)     1,604,000
                                                        -------------  -------------  -------------  -------------  -------------
(Loss) income from continuing operations before
  income taxes and minority interests ................   (38,398,000)    (8,622,000)    (6,387,000)    (3,520,000)       422,000
(Provision) benefit for income taxes .................        73,000        (20,000)             -        250,000       (606,000)
                                                        -------------  -------------  -------------  -------------  -------------
Loss from continuing operations before minority
  interests ..........................................   (38,325,000)    (8,642,000)    (6,387,000)    (3,270,000)      (184,000)
Minority interests ...................................     9,166,000      1,221,000        198,000        411,000        201,000
                                                        -------------  -------------  -------------  -------------  -------------
(Loss) income from continuing operations .............   (29,159,000)    (7,421,000)    (6,189,000)    (2,859,000)        17,000
Loss from discontinued operations (3) ................    (9,554,000)      (776,000)             -              -              -
                                                        -------------  -------------  -------------  -------------  -------------
Loss before cumulative effect of change in
  accounting principle ...............................   (38,713,000)    (8,197,000)    (6,189,000)    (2,859,000)        17,000
Cumulative effect of change in accounting principle
  due to beneficial conversion feature ...............      (246,000)             -              -              -              -
                                                        -------------  -------------  -------------  -------------  -------------
Net (loss) income ....................................   (38,959,000)    (8,197,000)    (6,189,000)    (2,859,000)        17,000
Unrealized gain on short-term investments ............        77,000              -              -              -              -
                                                        -------------  -------------  -------------  -------------  -------------
Comprehensive (loss) income ..........................  $(38,882,000)  $ (8,197,000)  $ (6,189,000)  $ (2,859,000)  $     17,000
                                                        =============  =============  =============  =============  =============
Loss per common share
Basic
  Loss from continuing operations ....................  $      (1.99)  $      (0.68)  $      (0.69)  $      (0.58)  $       0.00
  Loss from discontinued operations ..................  $      (0.66)  $      (0.07)  $          -   $          -   $          -
  Cumulative effect of change in accounting
    principle ........................................  $      (0.02)  $          -   $          -   $          -   $          -
                                                        -------------  -------------  -------------  -------------  -------------
Net loss .............................................  $      (2.67)  $      (0.75)  $      (0.69)  $      (0.58)  $       0.00
                                                        =============  =============  =============  =============  =============
Diluted
  Loss from continuing operations ....................  $      (1.99)  $      (0.68)  $      (0.69)  $      (0.58)  $       0.00
  Loss from discontinued operations ..................  $      (0.66)  $      (0.07)  $          -   $          -   $          -
  Cumulative effect of change in accounting
    principle ........................................  $      (0.02)  $          -   $          -   $          -   $          -
                                                        -------------  -------------  -------------  -------------  -------------
Net loss .............................................  $      (2.67)  $      (0.75)  $      (0.69)  $      (0.58)  $       0.00
                                                        =============  =============  =============  =============  =============
Weighted average number of common and potential
  shares outstanding used in computation of (loss)
  earnings per share(1)
  Basic ..............................................    14,568,389     10,871,423      8,971,272      4,962,286      3,826,014
  Diluted ............................................    14,568,389     10,871,423      8,971,272      4,962,286      4,976,434

CONSOLIDATED BALANCE SHEET DATA:                             2000           1999           1998         1997(2)          1996(2)
                                                        -------------  -------------  -------------  -------------  -------------
Total assets .........................................  $ 98,516,000   $ 51,791,000   $ 19,769,000   $  8,854,000   $  5,175,000
Long-term indebtedness ...............................  $          -   $          -   $  1,222,000   $          -   $          -
Total liabilities ....................................  $ 20,848,000   $  1,633,000   $  1,828,000   $    447,000   $    837,000
Minority interests ...................................  $ 17,524,000   $  4,896,000   $          -   $    227,000   $    380,000
Stockholders' equity .................................  $ 60,144,000   $ 45,262,000   $ 17,941,000   $  8,180,000   $  3,959,000

----------

(1)      Potential common shares in 2000, 1999, 1998, and 1997 have been excluded from per share calculation because the effect of their inclusion would be anti-dilutive. In addition, all share and per share information has been adjusted as appropriate for all periods presented to reflect a two-for-one stock split effected in March 1998.
(2)      In 1997, we acquired a controlling interest in Soundview. The 1996 amounts have been restated for the effects of our increased interest in Soundview. Prior to this restatement, we reported loss of $161,000 in equity in earnings of affiliates and net income of $293,000.
(3)      Operating results in 1999 have been restated to present Soundbreak.com, Inc. as discontinued operations. See Note 8 to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         We develop and operate majority-owned subsidiaries in the life science and technology industries. Our most important subsidiary is CombiMatrix, which is developing a new biochip technology. Our primary focus is to enhance the value of this technology by forming and acquiring companies that can utilize this new technology in the medical, life science and research industries.

         In 2000, our financial condition and results of operations were highlighted primarily by the continued expansion of research and development and the building of the management team at CombiMatrix. In 1999, our financial condition and results of operations were highlighted primarily by the investment in our new subsidiary, Soundbreak.com, and the expansion associated with CombiMatrix's research and development. In 1998, our financial condition and results of operations were highlighted primarily by the investment in Signature-mail.com, the expenses associated with CombiMatrix's increased research and development efforts and expenses related to an increase in headcount. In the following discussion and analysis, the period-to-period comparisons must be viewed in light of the impact that the acquisition and disposition of securities of various business interests has had on the financial condition and results of operations.

         To date, our subsidiary companies have relied primarily upon selling equity securities, including sales to and loans from us, to generate the funds needed to finance implementing their plans of operations. Our subsidiary companies may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interest.

         We cannot assure that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt or other external financings; however, we cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for our subsidiary companies, and ourselves, we may not be able to execute our business plans and our business may suffer.

ACQUISITION AND OPERATING ACTIVITIES

         During 2000, we and our majority-owned subsidiaries began to significantly increase financing, acquisition and operating activities. We intend to continue to invest in growing our business by identifying and developing opportunities in the life science sector that will be created by commercializing the new biochip technology of our subsidiary, CombiMatrix, and other related investments in that sector. Financing activities are listed in the Liquidity and Capital Resources section that follows. Highlights of the acquisition and operating activities for the year ended December 31, 2000 include:

FIRST QUARTER:

         o We acquired a 7.6% interest in Advance Data Exchange Corporation for $3 million, as part of a $17.3 million "non-voting" Series B preferred stock private placement. Advanced Data Exchange is a leader in business-to-business Internet exchange transactions for mid-market suppliers. A subsequent round of financing of $30 million reduced our ownership interest to 4.6%.

         o We issued a 30-day redemption notice for our common stock purchase warrants issued in a December 1999 private placement. As a result, all of the warrants were exercised prior to the redemption date, and we received proceeds of approximately $14.8 million for the issuance of 578,238 shares of common stock.

         o CombiMatrix completed a private equity financing raising gross proceeds of $17.5 million through the sale of 3.5 million shares of its common stock. We invested $10 million in this private placement to acquire two million shares of CombiMatrix. As a result of the transaction, we increased our equity ownership in CombiMatrix from 50.01% to 51.8%.

SECOND QUARTER:

         o We amended our 1996 Stock Option Plan, or the 1996 Plan, which provides for the grant of nonqualified stock options and incentive stock options to key employees, including our and our subsidiaries' officers. The authorized number of shares of common stock subject to the amended 1996 Plan was increased by 1,000,000 shares to a total of 4,000,000 shares.

THIRD QUARTER:

         o In July 2000, we increased our ownership in CombiMatrix from 51.8% to 61.4%. We acquired the additional ownership position from existing shareholders of CombiMatrix in exchange for approximately 489,000 shares of our common stock, valued at approximately $11.6 million. The purchase price was allocated to the fair value of assets acquired and liabilities assumed, including acquired in-process research and development. The amount attributable to goodwill was $2.9 million, which is amortized using the straight-line method over the estimated remaining useful life of five years. The amount attributable to in-process research and development of $2.5 million was charged to expense and is included in the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2000.

         o In July 2000, we completed an institutional private equity financing, raising gross proceeds of $23.7 million through the sale of 861,638 units, each unit consisting of one share of our common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of our common stock at a price of $33.00 per share and is callable by us once the closing bid of our common stock averages $39.60 or above for twenty consecutive trading days on the NASDAQ National Market. We issued an additional 11,000 units in lieu of cash payments in conjunction with the private placement for finders' fees.

         o We appointed Gerald D. Knudson, Chief Executive Officer of CombiMatrix, to our board of directors. Robert L. Harris II, one of our directors, was named as our President.

         o In August 2000, CombiMatrix completed a private equity financing, raising gross proceeds of $36 million through the sale of four million shares of CombiMatrix common stock. We invested $17.5 million in this private placement to acquire 1,944,445 shares. As a result of the transaction, our equity ownership in CombiMatrix decreased from 61.4% to 58.4%

         o Combimatrix was granted a U.S. Patent for its biochip microarray processor system, which enables quick and economical turnaround of custom-designed microarrays for use in biological research. A microarray consists of a chemical "virtual flask" located on the surface of a semiconductor chip containing thousands of microarrays, which are separated from each other using special solutions instead of physical barriers. Each microarray has electronic circuitry that may be directed by a computer to construct a specified compound. The patent covers CombiMatrix's core technology, which is a method for producing microarrays by synthesizing biological materials on a three-dimension active surface.

FOURTH QUARTER:

         o We entered into an exclusive license and development agreement with CombiMatrix and related investors and co-sale rights agreements pertaining to the use of and further development of CombiMatrix's technology within the field of material science. We have formed a new subsidiary, AMS, that will develop and exploit our technology in material science.

         o CombiMatrix filed a registration statement with the SEC relating to the proposed initial public offering of its common stock. All of the shares in the proposed are to be sold by CombiMatrix.

         o We recorded $1,016,000 in write-offs of other early-stage investments and $2,603,000 in write-offs of equity investments.

         o Soundview announced that it will receive payment and grant a non-exclusive license of its U.S. Patent No. 4,554,584 to Philips Electronics. The license to Philips was part of a settlement agreement regarding pending litigation brought by Soundview.

EFFECT OF VARIOUS ACCOUNTING METHODS ON OUR RESULTS OF OPERATIONS

         The various interests that we acquire in our subsidiaries are accounted for under two broad accounting methods: consolidation and equity method. The applicable accounting method is generally determined based on our voting interest in a subsidiary.

         CONSOLIDATION. Subsidiary companies in which we directly or indirectly own more that 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, a subsidiary company's accounts are reflected within our Consolidated Statements of Operations and Comprehensive Loss. Participation of other stockholders in the earnings or losses of a consolidated subsidiary is reflected in the caption "Minority Interests" in our Consolidated Statement of Operations and Comprehensive Loss. Minority interests adjust our consolidated net results of operations to reflect only our share of the earnings or losses of the subsidiary. As of December 31, 1999, we accounted for four of our subsidiaries under the consolidation method. As of December 31, 2000, we accounted for five of our subsidiaries under this method.

         Our subsidiaries accounted for under the consolidation method of accounting at December 31, 2000 and December 31, 1999 included:

                                                                Ownership
                                              Subsidiary  ----------------------
                                                 Since    12/31/2000  12/31/1999
                                              ----------  ----------  ----------

   CONSOLIDATION METHOD:
   Advanced Material Sciences, Incorporated...    2000      66.7%           -
   CombiMatrix Corporation....................    1995      58.3%       50.0%
   MerkWerks Corporation......................    1995      99.9%       99.9%
   Soundbreak.com, Incorporated ..............    1999      66.9%       73.6%
   Soundview Technologies, Incorporated.......    1996      66.7%       66.7%


         EQUITY METHOD. Subsidiaries whose results we do not consolidate, but over whom we exercise significant influence, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to a subsidiary depends on an evaluation of several factors including, among others, representation on the subsidiary's board of directors and ownership level, which is generally 20% to 50% interest in the voting securities of the partner company, including voting rights associated with our holdings in common, preferred and other convertible instruments in the subsidiary. Under the equity method of accounting, a subsidiary's accounts are not reflected within our Consolidated Statements of Operations and Comprehensive Loss; however, our share of the earnings or losses of the subsidiary is reflected in the caption "Equity income (loss) of affiliates" in the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2000 and December 31, 1999, we accounted for four subsidiaries, under the equity method of accounting. Our subsidiaries accounted for under the equity method of accounting at December 31, 2000 and 1999 included:

                                                                Ownership
                                              Subsidiary  ----------------------
                                                 Since    12/31/2000  12/31/1999
                                              ----------  ----------  ----------
   EQUITY METHOD:
   Whitewing Labs, Incorporated...............    1993       23.7%      23.7%
   Greenwich Information Technologies, LLC....    1996       33.3%      33.3%
   Signature-mail.com, LLC....................    1998        9.8%      25.0%
   Mediaconnex Communications, Incorporated...    1999       31.0%      31.0%

         In most cases, we have representation on the boards of directors of the above-listed companies, including those in which we hold non-voting securities. In addition to our investments in voting and non-voting equity and debt securities, we also periodically make advances to our subsidiaries in the form of promissory notes.

RESULTS OF OPERATIONS

                                                             2000           1999           1998
                                                        -------------  -------------  -------------
   Revenues ..........................................  $     57,000   $    266,000   $    382,000
   Operating expenses ................................   (37,220,000)    (7,846,000)    (6,224,000)
   Other expense, net ................................    (1,235,000)    (1,042,000)      (545,000)
   Minority interests ................................     9,166,000      1,221,000        198,000
   Loss from discontinued operation of Soundbreak.com     (7,443,000)      (776,000)             -
   Loss from disposal of Soundbreak.com ..............    (2,111,000)             -              -
   (Provision) benefit for income taxes ..............        73,000        (20,000)             -
   Cumulative effect of change in accounting principle      (246,000)             -              -
                                                        -------------  -------------  -------------
      Net loss .......................................  $(38,959,000)  $ (8,197,000)  $ (6,189,000)
                                                        =============  =============  =============

2000 COMPARED TO 1999

         NET REVENUE. In 2000, our net revenues decreased to $57,000 from $266,000 in 1999, mainly due to an increase of $40,000 from advertising revenues, a decrease in CombiMatrix revenue from federal grants, and a decrease in capital management fees due to the closure of Acacia Research Capital Management. During 2000, grant revenue was $17,000 as compared to $144,000 grant revenue during 1999. The grant revenue resulted from CombiMatrix's award of three contracts from the federal government with respect to its biochip technology. CombiMatrix was awarded two grants in July 1999 for Phase I SBIR from the Department of Energy and the Department of Defense. CombiMatrix was further awarded a Phase II SBIR Department of Defense contract for the use of its biochip technology to develop nanode array sensor microchips in January 2000.

          No capital management fee income, which includes performance fee income, was earned during 2000 compared to $122,000 during 1999. No capital management fee income was earned in 2000 because we closed the Acacia Research Capital Management division on December 31, 1999. Costs associated with exiting this business were not material.

         OPERATING EXPENSES. Total operating expenses increased to $37,220,000 during 2000 from $7,846,000 during 1999 primarily due to an expansion of CombiMatrix's research and development efforts, $10,100,000 in noncash compensation charges relating to a step-up in value of CombiMatrix in connection with its proposed initial public offering, a charge for acquired in-process research and development, an increase in our compensation costs, a write-off of $1,016,000 in investments in early-stage subsidiaries and rent for larger office facilities.

         We incurred research and development expenses of $11,864,000 in 2000, compared to expenses of $1,806,000 in 1999. Such expenses for 2000 are comprised of costs primarily incurred by CombiMatrix, which increased to $9,305,000 from $2,368,000 in the prior year. This increase was due to a greater number of CombiMatrix personnel and larger laboratory facilities to accommodate its expansion of its research and development efforts. In addition, $2,508,000 of acquired in-process research and development expense resulted from the acquisition of additional ownership position from existing CombiMatrix shareholders. In July 2000, we increased our ownership of CombiMatrix from 51.8% to 61.4%. We acquired the additional ownership position from existing shareholders of CombiMatrix in exchange for approximately 489,000 shares of our common stock, valued at approximately $11.6 million. This purchase was accounted for as a step acquisition. The purchase price was allocated to the fair value of assets acquired and liabilities assumed, including acquired in-process research and development.

         Product development and commercialization relating to CombiMatrix's technology will require additional personnel in areas such as regulatory affairs, marketing and general operations. As such, we anticipate that our operating expenses in connection with CombiMatrix will continue to increase in future periods.

         In 2000, research and development expenses for noncash stock compensation, all of which related to CombiMatrix, totaled $3,397,000. In 1999, research and development expenses for noncash stock compensation, all of which related to CombiMatrix, was not material. The noncash stock compensation was related to options and warrants issued to employees, non-employees and non-employee consultants.

         We incurred marketing, general and administrative expenses of $22,089,000 in 2000, compared to expenses of $4,418,000 in 1999. In 2000, these expenses increased due to general expansion, including an increase in business development expenses as we explored new business opportunities, expanded our office facilities and increased personnel and payroll expenses.

         CombiMatrix is increasing its employee base and has made extensive use of consultants to assist in solving specialized issues or providing particular services. Product development and commercialization relating to CombiMatrix's technology will require additional personnel in areas such as regulatory affairs, marketing and general and administrative operations. CombiMatrix relocated from Burlingame, California to Mukilteo, Washington. This relocation was completed during the third quarter, and related costs of $794,000 were incurred in 2000.

         In 2000, marketing, general and administrative expenses for noncash stock compensation totaled $7,307,000, of which $6,522,000 relates to CombiMatrix. In 1999, marketing, general and administrative expenses for noncash stock compensation totaled $146,000 of which $2,000 related to CombiMatrix. The noncash stock compensation was related to options and warrants issued to employees, non-employees and non-employee consultants.

         In 2000, we reported amortization expenses relating to patents and goodwill of $2,251,000, which was an increase from $1,622,000 in 1999. As a result of our purchase of additional equity interests in Soundview in July 1997 and January 1998, in MerkWerks in January 1998 and June 1999, and in CombiMatrix in July 2000, we are incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired. Amortization expenses at or above the current level are expected to continue for the foreseeable future.

         OTHER INCOME (EXPENSE). We reported other expenses of $1,235,000 for 2000 compared to other expense of $1,042,000 for 1999. The increase in 2000 was primarily due to $2,603,000 of write-offs of equity investments in Mediaconnex, Signaturemail.com and Whitewing Labs, and an increase in equity in losses of affiliates, partially offset by an increase in interest income.

         In 2000, interest income was $3,086,000 as compared to interest income in 1999, of $333,000. The increase was due to higher cash balances in 2000 as compared to 1999. We received $64.5 million in cash from outside investors in connection with our warrant call and private placements for us and CombiMatrix in 2000.

         We reported no interest expense in 2000 as compared to $254,000 in 1999. The expense incurred in 1999 was primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement. During the fourth quarter of 1999, CombiMatrix offered holders of the unsecured subordinated notes the opportunity to convert their outstanding principal balance into CombiMatrix common stock and all noteholders had converted as of December 1999.

         We reported no equity in loss of partnerships in 2000, compared to equity in loss of partnerships of $1,000 in 1999. The decrease was a result of the liquidation of the partnerships during 1999.

         We reported equity in losses of affiliates of $1,746,000 in 2000, compared to equity in losses of affiliates of $1,120,000 in 1999. In 2000, losses were primarily attributable to a loss of $1,054,000 for our investment in Mediaconnex. This amount was offset by a decrease in the recognized losses for Whitewing Labs, Greenwich and Signature-mail.com, totaling $686,000 in 2000 as compared to $1,120,000 in 1999.

         MINORITY INTERESTS. Minority interests in the losses of consolidated subsidiaries increased to $9,166,000 in 2000 as compared to $1,221,000 in 1999. The increase in minority interests relates to the CombiMatrix private placements. Minority shareholders participated in the losses of CombiMatrix in 2000.

         DISCONTINUED OPERATIONS. On February 13, 2001, the board of directors of Soundbreak.com, Inc., or Soundbreak.com, one of our majority-owned subsidiaries, resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of the company. Accordingly, we reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss.

1999 COMPARED TO 1998

         NET REVENUE. Our net revenues decreased to $266,000 in 1999 from $382,000 in 1998 primarily due to lower returns and the winding down of the Acacia Research Capital Management division, partially offset by an increase in research and development grant income. Acacia Research Capital Management was a general partner in two domestic private investment partnerships and was an investment advisor to two offshore private investment corporations. The level of management and performance fee revenue we received was dependent on the amount of money invested in the funds managed by us. We closed this division because we intend to aggressively focus our efforts on developing our affiliate companies and incubating new companies. The closing of the funds also contributed to the decrease in the equity income of partnerships with recognized losses of $1,000 in 1999 from income of $184,000 in 1998.

         The increase in research and development grant income is due to two Phase 1 SBIR grants awarded to CombiMatrix in July 1999 from the Department of Energy and the Department of Defense.

         OPERATING EXPENSES. Total operating expenses increased to $7,846,000 in 1999 from $6,224,000 in 1998 primarily due to an increase in marketing, general and administrative costs. Our marketing, general and administrative costs consist primarily of employee compensation, outside services (such as legal, accounting and consulting), rent and travel expenses increased to $4,418,000 in 1999 from $2,776,000 in 1998. Expenses related to research and development and amortization of patents and goodwill did not materially change between 1999 and 1998. Operating expenses of CombiMatrix also increased to $2,493,000 in 1999 from $1,592,000 in 1998. During 1999, CombiMatrix increased its employee base and made extensive use of consultants to assist in solving specialized issues or providing particular services. Most of the remaining increase in marketing, general and administrative expenses resulted from the expansion of our operations during 1999 to grow our infrastructure by adding more personnel and acquiring additional office space.

         OTHER EXPENSE. Other expense increased to $1,042,000 in 1999 from $545,000 in 1998 due to the following: an increase of $219,000 in the equity in losses of affiliates, an increase of $124,000 in interest expense, an increase of $31,000 in interest income, and a decrease in the equity in income of partnerships of $185,000. Equity in losses of affiliates increased due primarily to additional losses recognized for Signature-mail.com and Whitewing of $129,000 and $128,000, respectively. These losses were due to Signature-mail.com further seeking proprietary software in order to excel in a highly competitive software industry and a decrease in net revenue for Whitewing due to an intensely competitive market with short product life cycles and rapid price declines. Interest expense increased compared to the prior year due primarily to additional amortization of the discount associated with the CombiMatrix note. Interest income increased due to an increase in the average cash balance of the company. Lastly, the closing of the investment funds, in which we participated in, contributed to the decrease in the equity income of partnerships with recognized losses of $1,000 in 1999 from income of $184,000 in 1998.

         MINORITY INTERESTS. Minority interests increased to $1,221,000 in 1999 from $198,000 in 1998, primarily reflecting minority interest in net losses of CombiMatrix.

INFLATION

         Inflation has not had a significant impact on us.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, we had cash and cash equivalents and short-term investments of $76.6 million on a consolidated basis, including discontinued operations. Working capital was $59.9 million on a consolidated basis at December 31, 2000. Highlights of the financing and commitment activities for the year ended December 31, 2000, include:

         o $14.8 million of proceeds received from the exercise of common stock purchase warrants issued in connection with a private placement in December 1999.

         o $17.5 million of proceeds from private equity financing completed for CombiMatrix in which we contributed $10 million.

         o $23.7 million of gross proceeds from an institutional private equity financing, consisting of the sale of 861,638 units at an offering price of $27.50 per unit in addition to 11,000 units issued in lieu of cash payments for finders' fees. Each unit consisted of one share of common stock and one three-year callable common stock purchase warrant.

         o $36 million of private equity financing completed by CombiMatrix, in which we contributed $17.5 million.

SUBSEQUENT TO DECEMBER 31, 2000:

         o Discontinued operations of Soundbreak.com and recorded $7.4 million of loss from discontinued operations and $2.1 million of expenses in connection with its closing for the year ended December 31, 2000.

         o $19 million of gross proceeds from an institutional private equity financing consisting of the sale of 1,107,274 units at offering price of $17.50 per unit in addition to 20,000 units in lieu of cash payments for finders fees. Each unit consisting of one share of common stock and one three-year callable common stock purchase warrant.

         Net cash used in operating activities was $34.7 million in 2000. Cash used for operations is primarily due to loss from continuing operations of $29.2 million, partially offset by noncash expenses, such as depreciation, amortization and compensation expense relating to stock options/warrants. In addition, in 2000 we had an additional $16.8 million net cash used in operating activities of discontinued operations.

         Our net cash used in investing activities was $44.3 million in 2000. These activities were primarily due to short-term investments by CombiMatrix totaling $43.6 million. In addition, we had an additional $1.2 million used in investing activities of discontinued operations.

         Our net cash provided by financing activities was $77.3 million in 2000. Cash provided by financing activities in 2000 was primarily due to proceeds from our common stock purchase warrants issued in our December 1999 private placement and called in the first quarter of 2000, capital contributions from minority shareholders of subsidiaries relating to CombiMatrix's March 2000 and August 2000 private placements, as well as a private placement completed in March 2000 by our discontinued operations, and proceeds from issuance of common stock from our July 2000 private placement.

         Warrants issued by us in connection with private placements completed in July 2000 and January 2001 contain call and redemption provisions should the closing bid of our common stock exceed $39.60 and $26.25, respectively, for twenty or more consecutive trading days. The exercise price per share for the common stock underlying the warrants is $33.00 for the July 2000 warrants and $21.00 for the January 2001 warrants. In the event the requirements to call the warrants are satisfied, we may call such warrants and we expect most, if not all, of the holders to exercise such warrants in response. There can be no assurance that the closing bid price of our common stock will exceed all such thresholds or that, if it does, we will decide to call the warrants.

         We have sustained losses since our inception resulting in an accumulated deficit of $56,052,000 on a consolidated basis, which includes operating losses of $37,163,000 and $7,580,000 in 2000 and 1999, respectively. There can be no assurance that we will become profitable. If we do, we may never be able to sustain profitability. We expect to incur significant losses for the foreseeable future. We are making efforts to reduce expenses and may take steps to raise additional capital.

         We cannot assure that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt, or other external financings; however, we cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for our subsidiary companies, and the Company we may not be able to execute our business plans and our business may suffer.

         To date, our subsidiary companies have relied primarily upon selling equity securities, including sales to and loans from us, to generate the funds needed to finance implementing their plans of operations. Our subsidiary companies may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interest.

         We have no significant commitments for capital expenditures in 2001. Our minimum rental commitments on operating leases total $7.9 million through December 2005. We have no committed lines of credit or other committed funding. However, we anticipate that existing working capital reserves will provide sufficient funds for our operating expenses for at least the next twelve months in the absence of making any major new investments. We intend to seek additional financing to fund new or existing businesses. There can be no assurances that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. Such financing transactions may be dilutive to existing investors.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS No. 133, "Accounting for Derivative Financial Instruments and for Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for us beginning January 1, 2001; however, we do not anticipate that it will have an impact on our results of operations or financial condition when adopted by us, as we hold no derivative financial instruments and do not currently engage in hedging activities.

         In December 1999, the SEC issued Staff Accounting Bulleting No. 101, or SAB No. 101, "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB No. 101 did not have a material effect on our financial position or results of operations; however, as we begin to generate sales of our products, SAB No. 101 may impact our recognition of revenue.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by United States corporations. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income it receives without significantly increasing risk. To minimize risk, we maintain a portfolio of cash, cash equivalents and short-term investments in a variety of investment-grade securities and with a variety of issuers, including corporate notes, commercial paper and money market funds. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference from the information under the captions entitled "Election of Directors-Nominees," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC no later than April 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Officer Compensation" in our definitive proxy statement to be filed with the SEC no later than April 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the information under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC no later than April 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the information under the caption entitled "Transactions with Management and Others" in our definitive proxy statement to be filed with the SEC no later than April 30, 2001.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1) Financial Statements
                                                                       PAGE
                                                                       ----

Report of Independent Accountants...................................  F-1
Consolidated Balance Sheets as of December 31, 2000 and 1999........  F-2
Consolidated Statements of Operations and Comprehensive Loss
   for the Years Ended December 31, 2000, 1999 and 1998.............  F-3
Consolidated Statements of Stockholders' Equity for the Years
   Ended December 31, 2000, 1999 and 1998...........................  F-4
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998.................................  F-5
Notes to Consolidated Financial Statements..........................  F-6


         (2) FINANCIAL STATEMENT SCHEDULES. Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.


         (3) EXHIBITS. The following exhibits are either filed herewith or incorporated herein by reference:


2.1 Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
3.1      Certificate of Incorporation (8)
3.2      Bylaws (9)
4.2      Form of Specimen Certificate of Company's Common Stock (3)
10.1 Lease of Company's Executive Offices at 55 South Lake Avenue, Pasadena, California 91101 (4)
10.2 Lease Agreement between Soundbreak.com Incorporated and 8730 Sunset Towers and related Guaranty (11)
10.3     1993 Stock Option Plan (5)
10.4     Form of Stock Option Agreement for 1993 Stock Option Plan (5)
10.5     1996 Stock Option Plan (10)
10.6     Form of Option Agreement constituting the 1996 Executive Stock Bonus
         Plan (2)
10.7     Agreement between Acacia Research and Paul Ryan (7)
10.8 Letter Agreement between the Company and Greenwich Information Technologies regarding attached Promissory Note and Pledge Agreement
         (6)
10.9 Greenwich Information Technologies Exclusive Marketing and Licensing Agreement (7)
21       List of Subsidiaries
23.1     Consent of PricewaterhouseCoopers LLP

-----------
(1) Incorporated by reference from the Company's Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).

(2) Incorporated by reference from the Company's Definitive Proxy as Appendix A Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).

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

(8) Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on November 2, 1999 (SEC File No. 000-26068) and to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).

(9) Incorporated by reference as Appendix B to the Definitive Proxy Statement on Schedule 14A filed on November 2, 1999 (SEC File No. 000-26068).

(10) Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).

(11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 15, 1999. (SEC File No. 000-26068).


(b)      Reports on Form 8-K.

         On February 16, 2001, the Company filed a Current Report on Form 8-K to report the closing of Soundbreak.com Incorporated.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 28, 2001
                                             ACACIA RESEARCH CORPORATION
                                                   /s/ Paul R.Ryan
                                             ---------------------------
                                                      Paul R. Ryan
                                                  CHAIRMAN OF THE BOARD
                                               AND CHIEF EXECUTIVE OFFICER
                                                 (AUTHORIZED SIGNATORY)


         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.


      Signature                         Title                          Date
      ---------                         -----                          ----

/s/ Paul R. Ryan             Chairman of the Board and            March 28, 2001
------------------------     Chief Executive Officer
    Paul R. Ryan             (Principal Chief Executive)


/s/ Robert L. Harris II      Director and President               March 28, 2001
------------------------     (Principal Financial Officer)
    Robert L. Harris II


/s/ Thomas B. Akin           Director                             March 28, 2001
------------------------
    Thomas B. Akin


/s/ Fred A de Boom           Director                             March 28, 2001
------------------------
    Fred A de Boom


/s/ Edward W. Frykman        Director                             March 28, 2001
------------------------
    Edward W. Frykman


/s/ Gerald Knudson           Director                             March 28, 2001
------------------------
    Gerald Knudson

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Acacia Research Corporation

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 27 present fairly, in all material respects, the financial position of Acacia Research Corporation and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 2 to the consolidated financial statements, effective October 1, 2000, the Company adopted Emerging Issues Task Force Consensus on Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," resulting in a charge of $246,000 in the year ended December 31, 2000 for cumulative effect of change in accounting principle due to beneficial conversion feature of debt.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 19, 2001, except as to Note 12, which is as of March 16, 2001

                           ACACIA RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                             2000         1999
                                                         ----------   ----------
                                     ASSETS
Current assets
   Cash and cash equivalents .........................   $  35,953    $  37,631
   Management fees and other receivables .............          68           60
   Receivables from affiliates .......................           -          318
   Deposit on investment .............................           -        3,000
   Prepaid expenses ..................................         369          208
   Short-term investments ............................      40,600            -
   Other assets ......................................       1,034            -
                                                         ----------   ----------

      Total current assets ...........................      78,024       41,217
Property and equipment, net ..........................       3,727        1,154
Investments in affiliates, at equity .................         346        4,636
Investment in affiliates, at cost ....................       3,000            -
Patents, net of accumulated amortization .............       9,038        3,534
Goodwill, net of accumulated amortization ............       3,904        1,012
Other assets .........................................         477          238
                                                         ----------   ----------
                                                         $  98,516    $  51,791
                                                         ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable and accrued expenses .............   $   7,767    $   1,293
   Accrued stock compensation ........................      10,392            -
                                                         ----------   ----------
      Total current liabilities ......................      18,159        1,293
 Other liabilities ...................................           -          340
 Deferred income taxes ...............................       2,689            -
                                                         ----------   ----------

      Total liabilities ..............................      20,848        1,633
                                                         ----------   ----------

Minority interests ...................................      17,524        4,896
                                                         ----------   ----------

Stockholders' equity
   Common stock, par value $0.001 per share; 60,000,000
      shares authorized; 16,090,587 shares in 2000 and
      13,607,193 shares in 1999 issued and outstanding          16           14
   Additional paid-in capital ........................     116,017       62,283
   Warrants to purchase common stock .................          86           58
   Unrealized gain on short-term investments .........          77            -
   Accumulated deficit ...............................     (56,052)     (17,093)
                                                         ----------   ----------

      Total stockholders' equity .....................      60,144       45,262
                                                         ----------   ----------

                                                         $  98,516    $  51,791
                                                         ==========   ==========
Commitments and contingencies (Note 10)

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                ACACIA RESEARCH CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                  2000            1999           1998
                                                                             -------------   -------------   -------------
Revenues:
   Grant revenue .........................................................   $         17    $        144    $          -
   Advertising ...........................................................             40               -               -
   Capital management fee income .........................................              -             122             382
                                                                             -------------   -------------   -------------
   Total revenues ........................................................             57             266             382
                                                                             -------------   -------------   -------------

Operating expenses:
   Research and development expenses (including stock compensation
     charges of $3,397 in 2000) ..........................................         11,864           1,806           1,880
   Marketing, general and administrative expenses (including stock compensation charges of $7,307, $146 and $227 in 2000, 1999 and
     1998, respectively) .................................................         22,089           4,418           2,776
   Amortization of patents and goodwill ..................................          2,251           1,622           1,568
   Loss on disposal of consolidated subsidiaries .........................          1,016               -               -
                                                                             -------------   -------------   -------------
   Total operating expenses ..............................................         37,220           7,846           6,224
                                                                             -------------   -------------   -------------

   Operating loss ........................................................        (37,163)         (7,580)         (5,842)
                                                                             -------------   -------------   -------------
Other income (expense):
   Write-off of equity investments .......................................         (2,603)              -               -
   Interest income .......................................................          3,086             333             302
   Interest expense ......................................................              -            (254)           (130)
   Equity on income (losses) of partnerships .............................              -              (1)            184
   Equity in losses of affiliates ........................................         (1,746)         (1,120)           (901)
   Other income ..........................................................             28               -               -
                                                                             -------------   -------------   -------------
   Total other expense ...................................................         (1,235)         (1,042)           (545)
                                                                             -------------   -------------   -------------

Loss from continuing operations before income taxes and minority interests        (38,398)         (8,622)         (6,387)
(Provision) benefit for income taxes .....................................             73             (20)              -
                                                                             -------------   -------------   -------------

Loss from continuing operations before minority interests ................        (38,325)         (8,642)         (6,387)

Minority interests .......................................................          9,166           1,221             198
                                                                             -------------   -------------   -------------
Loss from continuing operations ..........................................        (29,159)         (7,421)         (6,189)
Discontinued operations
   Loss from discontinued operations of Soundbreak.com ...................         (7,443)           (776)              -
   Estimated loss on disposal of Soundbreak.com ..........................         (2,111)              -               -
                                                                             -------------   -------------   -------------
Loss before cumulative effect of change in accounting principle ..........        (38,713)         (8,197)         (6,189)
Cumulative effect of change in accounting principle due to beneficial
   conversion feature of debt ............................................           (246)              -               -
                                                                             -------------   -------------   -------------
Net loss .................................................................        (38,959)         (8,197)         (6,189)
   Unrealized gain on short-term investments .............................             77               -               -
                                                                             -------------   -------------   -------------
Comprehensive loss .......................................................   $    (38,882)   $     (8,197)   $     (6,189)
                                                                             =============   =============   =============
Loss per common share
Basic
   Loss from continuing operations .......................................   $      (1.99)   $      (0.68)   $      (0.69)
   Loss from discontinued operations .....................................   $      (0.66)   $      (0.07)   $          -
   Cumulative effect of change in accounting principle ...................   $      (0.02)   $          -    $          -
                                                                             -------------   -------------   -------------
Net loss .................................................................   $      (2.67)   $      (0.75)   $      (0.69)
                                                                             =============   =============   =============
Diluted
   Loss from continuing operations .......................................   $      (1.99)   $      (0.68)   $      (0.69)
   Loss from discontinued operations .....................................   $      (0.66)   $      (0.07)   $          -
   Cumulative effect of change in accounting principle ...................   $      (0.02)   $          -    $          -
                                                                             -------------   -------------   -------------
Net loss .................................................................   $      (2.67)   $      (0.75)   $      (0.69)
                                                                             =============   =============   =============
Weighted average number of common and potential common shares outstanding used in computation of loss per share
   Basic .................................................................     14,568,389      10,871,423       8,971,272
   Diluted ...............................................................     14,568,389      10,871,423       8,971,272

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                    ACACIA RESEARCH CORPORATION
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                              (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                      WARRANTS                                 NOTE
                                                                         TO      (ACCUMULATED               RECEIVABLE
                                                        ADDITIONAL    PURCHASE     DEFICIT)                 SECURED BY
                                COMMON       COMMON      PAID-IN      COMMON       RETAINED    UNREALIZED     COMMON
                                SHARES       STOCK       CAPITAL       STOCK       EARNINGS       GAIN         STOCK       TOTAL
                              -----------   ---------   ----------   ----------   ----------   ----------   ----------   ----------
1998
Balance at December 31,
   1997....................    6,286,148    $      6    $  10,707    $     371    $  (2,707)   $       -    $    (197)   $   8,180
Net loss...................                                                          (6,189)                                (6,189)
Units issued in private
   placement, net..........    1,434,786           1        8,475           38                                               8,514
Shares issued to purchase
   equity investments......      806,826           1        3,033                                                            3,034
Stock options exercised....      874,400           1        1,200                                                            1,201
Warrants exercised.........      788,655           1        3,137         (406)                                              2,732
Increase in capital due to
   issuance of stock by
   subsidiaries............                                    45                                                               45
Compensation expense
   relating to stock
   options/warrants........                                   130           97                                                 227
Payment received on note
   secured by common stock.                                                                                       197          197
                              -----------   ---------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31,
   1998....................   10,190,815          10       26,727          100       (8,896)           -            -       17,941

1999
Net loss...................                                                          (8,197)                                (8,197)
Units issued in private
   placements, net.........      974,771           1       19,014           58                                              19,073
Shares issued to purchase
   equity investments......       60,107                      288                                                              288
Stock options exercised....      326,450           1          757                                                              758
Warrants exercised.........    2,055,050           2       14,542         (100)                                             14,444
Increase in capital due to
   issuance of stock by
   subsidiaries............                                   928                                                              928
Compensation expense
   relating to stock
   options/warrants........                                    27                                                               27
                              -----------   ---------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31,
   1999....................   13,607,193          14       62,283           58      (17,093)           -            -       45,262

2000
Net loss...................                                                         (38,959)                               (38,959)
Units issued in private
   placements, net.........      872,638           1       22,199           86                                              22,286
Stock options exercised....      543,961           1        2,131                                                            2,132
Stock issuance related to
acquisition of additional
CombiMatrix shares.........      488,557                   11,634                                                           11,634
Warrants exercised.........      578,238                   14,878          (58)                                             14,820
Increase in capital due to
   issuance of stock by
   subsidiaries............                                 2,293                                                            2,293
Compensation expense
   relating to stock
   options/warrants........                                   599                                                              599
Unrealized gain on
   short-term investments..                                                                           77                        77
                              -----------   ---------   ----------   ----------   ----------   ----------   ----------   ----------
Balance at December 31,
   2000....................   16,090,587    $     16    $ 116,017    $      86    $ (56,052)   $      77    $       -    $  60,144
                              ===========   =========   ==========   ==========   ==========   ==========   ==========   ==========

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                          ACACIA RESEARCH CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                                 (IN THOUSANDS)

                                                                                 2000        1999        1998
                                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations ...........................................   $(29,159)   $ (7,421)   $ (6,189)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ..........................................      2,657       1,771       1,709
   Equity in loss of affiliates and partnerships ..........................      1,746       1,120         717
   Minority interests in net loss .........................................     (9,166)     (1,221)       (198)
   Compensation expense relating to stock options/warrants ................     10,704         146         227
   Charge for acquired in-process research and development ................      2,508           -           -
   Deferred tax benefit ...................................................        (81)          -           -
   Write-off of equity investments ........................................      2,603           -           -
   Other ..................................................................        293         252         161
Changes in assets and liabilities, net of effects of acquisitions:
   Management fees and other receivables, prepaid expenses and other assets     (2,029)        223        (132)
   Accounts payable, accrued expenses and other liabilities ...............      2,040         415         146
                                                                              ---------   ---------   ---------

   Net cash used in operating activities of continuing operations .........    (17,884)     (4,715)     (3,559)
   Net cash used in operating activities of discontinued operations .......    (16,810)     (1,420)          -
                                                                              ---------   ---------   ---------
   Net cash used in operating activities ..................................    (34,694)     (6,135)     (3,559)
                                                                              ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of equity investments .........................................        (54)     (2,387)     (2,552)
   Purchase of additional equity in consolidated subsidiaries .............       (970)          -           -
   Deposit on investment ..................................................          -      (3,000)          -
   Withdrawals from partnerships ..........................................          -       1,710           -
   Purchase of partnership interest .......................................          -           -      (1,062)
   Purchase of property and equipment .....................................     (2,476)       (241)       (374)
   Sale of short-term investments .........................................      3,975           -           -
   Purchase of short-term investments .....................................    (43,606)          -           -
   Other ..................................................................          -         (84)        167
                                                                              ---------   ---------   ---------

   Net cash used in investing activities of continuing operations .........    (43,131)     (4,002)     (3,821)
   Net cash used in investing activities of discontinued operations .......     (1,173)       (649)          -
                                                                              ---------   ---------   ---------
   Net cash used in investing activities ..................................    (44,304)     (4,651)     (3,821)
                                                                              ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of  notes payable ...............................          -           -       1,400
   Proceeds from exercise of stock options and warrants ...................     17,771      15,202       3,706
   Capital contributions from minority shareholders of subsidiaries .......     37,322       6,634          45
   Proceeds from sale of common stock, net of issuance costs ..............     22,199      19,073       8,514
   Other ..................................................................         28           -        (144)
                                                                              ---------   ---------   ---------

   Net cash provided by financing activities ..............................     77,320      40,909      13,521
                                                                              ---------   ---------   ---------

   Increase in cash and cash equivalents ..................................     (1,678)     30,123       6,141
   Cash and cash equivalents, beginning ...................................     37,631       7,508       1,367
                                                                              ---------   ---------   ---------

   Cash and cash equivalents, ending ......................................   $ 35,953    $ 37,631    $  7,508
                                                                              =========   =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid for interest .................................................   $     79    $     78    $      2
   Cash paid for income taxes .............................................          -           7           2

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of common stock for additional equity in consolidated
     subsidiaries and affiliates ..........................................     11,634         288       3,035
   Increase in equity investment due to receipt of affiliate stock as
      payment on note receivable ..........................................          -           -         240
   Increase of common stock to satisfy legal settlement payable ...........          -           -         226
   Discount on notes payable from issuance of subsidiary's warrants .......          -           -         238
   Increase in minority interests due to conversion of subsidiary notes
     payable ..............................................................          -       1,400           -
   Fixed assets purchased with accounts payable ...........................   $    917    $      -    $      -

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

         At December 31, 2000, the Company had significant economic interests in five companies. These companies are: Advanced Material Sciences, Incorporated ("Advanced Material Sciences"), Advanced Data Exchange Corporation ("Advanced Data Exchange"), CombiMatrix Corporation ("CombiMatrix"), Greenwich Information Technologies, LLC ("Greenwich Information Technologies") and Soundview Technologies, Incorporated ("Soundview Technologies").

         In the third quarter of 2000, the Company completed a private offering of 861,638 units at $27.50 per unit for gross proceeds of approximately $23.7 million. Each unit consist of one share of common stock and one common stock purchase warrant entitling the holder to purchase one share of common stock at an exercise price $33.00 per share, subject to adjustment, expiring in three years. The warrants are callable by Acacia once the closing bid price of the Company's common stock averages $39.60 or above for twenty consecutive trading days on the NASDAQ National Market System. The Company issued an additional 11,000 units in lieu of cash payments in conjunction with the private placement for finders fees.

         In the fourth quarter of 1999, the Company completed a private placement consisting of the sale of units, each composed of one share of the Company's common stock and one-half of a common stock purchase warrant. The Company issued 974,771 units at an offering price of $21.50 per unit. Approximately $21 million was raised from this financing. During the first quarter of 2000, the Company issued a 30-day redemption notice for these warrants. As a result, all of these warrants were exercised prior to the redemption date with the Company receiving proceeds of approximately $14.8 million.

         In the first quarter of 1998, the Company completed a private placement raising gross proceeds of $3.65 million through the sale of 634,786 units, each unit consisting of one share of the Company's common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitled the holder to purchase one share of the Company's common stock at a price of $7.50 per share and was callable by the Company once the closing bid price of the Company's common stock averages $10.00 or above for twenty consecutive trading days on the NASDAQ National Market System. During the fourth quarter of 1999, the Company gave a redemption notice for these warrants. As a result, all of these warrants were exercised prior to the redemption date with the Company receiving proceeds of approximately $4.8 million.

         In the second quarter of 1998, the Company completed a private placement raising gross proceeds of $5.6 million through the sale of 800,000 units, each unit consisting of one share of the Company's common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitled the holder to purchase one share of the Company's common stock at a price of $9.25 per share and was callable by the Company once the closing bid price of the Company's common stock averages $12.50 or above for twenty consecutive trading days on the NASDAQ National Market System. In the fourth quarter of 1999, the Company gave a redemption notice for these warrants. As a result, all of these warrants were exercised prior to the redemption date with the Company receiving proceeds of $7.6 million.

         ADVANCED MATERIAL SCIENCES, INC.

         In the fourth quarter of 2000, we formed a new subsidiary, Advanced Material Sciences, Inc., or AMS that will develop and exploit our technology in material science. AMS holds an exclusive license to CombiMatrix's biological processor technology within the field of material science. Initial investments for AMS consisted of $2 million from us and $1 million from CombiMatrix. With this investment, we have an 86.1% economic interest in AMS by virtue of our 66.7% direct ownership interest in AMS and by our 58.3% interest in CombiMatrix.

         COMBIMATRIX

         In the first quarter of 2000, CombiMatrix completed a private equity financing raising gross proceeds of $17.5 million through the sale of 3.5 million shares of CombiMatrix common stock. The Company invested $10 million in this private placement to acquire 2 million shares of CombiMatrix. As a result of the transaction, the Company increased its equity ownership in CombiMatrix from 50.01% to 51.8%.

         In the third quarter of 2000, the Company increased its ownership of CombiMatrix from 51.8% to 61.4% by acquiring the additional ownership position from existing shareholders of CombiMatrix in exchange for 488,557 shares of the Company's common stock. This purchase was accounted for as a step acquisition. The purchase price of $11.6 million was allocated to the fair value of assets acquired and liabilities assumed, including acquired in-process research and development. The amount attributable to goodwill was $2.9 million, which is amortized using the straight-line method over the estimated remaining useful life of five years. The amount attributable to in-process research and development of $2.5 million was charged to expense and is included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2000.

         Also in the third quarter of 2000, CombiMatrix completed a private equity financing raising gross proceeds of $36 million through the sale of 4 million shares of CombiMatrix common stock. The Company invested $17.5 million in this private placement to acquire 1,944,445 shares. As a result of the transaction, the Company's equity ownership in CombiMatrix decreased from 61.4% to 58.4%.

         In the fourth quarter of 2000, CombiMatrix filed a registration statement with the SEC relating to the proposed initial public offering of its common stock. All of the shares in the proposed offering are to be sold by CombiMatrix.

         During the third quarter of 1999, CombiMatrix completed a private equity financing raising gross proceeds of $4 million through the sale of 2 million shares of CombiMatrix common stock. The Company invested $2.3 million in this private placement and acquired 1.15 million shares. The acquisition was accounted for under the purchase method. No significant excess purchase price resulted from this acquisition and The Company's ownership interest in CombiMatrix remained substantially unchanged before and after this acquisition. During the fourth quarter of 1999, CombiMatrix offered holders of three-year 6% unsecured subordinated promissory notes issued in a private offering completed in March 1998 the opportunity to convert their outstanding principal balance into CombiMatrix common stock. All noteholders converted as of December 31, 1999. As a result of these activities, the Company's equity ownership was 50.01% as of year ended December 31, 1999.

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

         Also during the first quarter of 1998, the Company purchased a total of 100,000 shares of common stock of CombiMatrix for a total purchase price of $161,000 consisting of 44,170 shares of common stock of the Company. As a result of the transaction, the Company increased its equity ownership in CombiMatrix from 51.4% to 52.7%. The excess of the purchase price over the fair value of the net assets acquired was assigned to goodwill of approximately $157,000, which is being amortized over its estimated useful life of five years.

         SOUNDVIEW TECHNOLOGIES

         In the second quarter of 2000, Soundview announced that it filed a federal patent and antitrust lawsuit against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronics Manufactures Association and the Consumers Electronic Association. In its lawsuit, Soundview alleged that Sony and Philips Television sets fitted with "V-chips" infringe Soundview's patent and that the Consumers Electronics Manufactures Association had induced infringement of the patent.

         In the fourth quarter of 2000, Soundview announced that it would receive payment and grant a non-exclusive license of its U.S. Patent No. 4,555,584 to Philips Electronics. The license to Philip Electronics is part of a settlement agreement regarding pending litigation brought by Soundview.

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

         OTHER

         In the first quarter of 2000, the Company acquired a 7.6% interest in Advanced Data Exchange for $3 million out of a $17.3 million private placement of "non-voting" Series B preferred stock. Advanced Data Exchange is a corporation engaged in business-to-business Internet exchange transactions that allow mid-sized companies to exchange its purchase orders, purchase order acknowledgments, advance ship notices, invoices and other business documents over the Internet with supply chain partners and emerging digital marketplaces. Subsequent to an additional $30 million equity financing completed in the second quarter of 2000, we currently own a 4.6% interest in Advanced Data Exchange and have no board of directors representation. Additional rounds of financing may further dilute our interest. We do not have the ability to control decision making at Advanced Data Exchange.

         In the fourth quarter of 2000, the Company recorded $1,016,000 in write-offs of early stage investments.

         During the year ended December 31, 2000, Greenwich Information Technologies became the licensing agent for an additional U.S. Patent relating to video-on-demand and audio-on-demand.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which the Company maintains an ownership interest of 20% to 50% or exercises significant influence over operating and financial policies are accounted for under the equity method. The cost method is used where the Company maintains ownership interest of less than 20% and does not exercise significant influence over the investee. Investments in limited partnership investment funds are accounted for under the equity method. A loss in value of an investment at equity other than a temporary decline is recognized in the period identified.

         CASH AND CASH EQUIVALENTS. The Company considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

         SHORT-TERM INVESTMENTS. Investments in securities with maturities of less that one-year or where management's intent is to use the investments to fund current operations are classified as short-term investments. Management classifies, at the date of acquisition, its marketable securities into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Currently, the Company classifies its securities as available-for-sale, which are reported at fair value. Related unrealized gains and losses and declines in value of securities are included in other comprehensive income (expense). The carrying value of those investments approximates their cost at December 31, 2000. Realized and unrealized gains and losses are based on the specific identification method.

         CONCENTRATION OF CREDIT RISKS. Cash and cash equivalents are invested in deposits with one financial institution that may, at times, exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents.

         MANAGEMENT FEES. Capital management fees include asset-based and performance-based fees earned from two domestic private investment partnerships in which the Company was a general partner and two offshore investment corporations for which the Company served as an investment advisor. These capital management fees were recognized when earned in accordance with the respective partnership and management agreements. Management fees also include income from other consulting and management services provided by the Company to other parties. These fees are recognized when the related services are provided.

         PATENTS AND GOODWILL. Patents, once issued, and goodwill are amortized on the straight-line method over their estimated remaining useful lives, ranging from three to five years. Amortization charged to operations relating to goodwill amounted to $921,000, $465,000 and $403,000 at December 31, 2000, 1999
and 1998, respectively. Accumulated amortization of goodwill amounted to $1,867,000 and $946,000 at December 31, 2000 and 1999, respectively.
Amortization charged to operations relating to patents amounted to $1,330,000, $1,157,000 and $1,165,000 at December 31, 2000, 1999 and 1998, respectively.
Accumulated amortization of patents amounted to $4,038,000 and $2,708,000 at December 31, 2000 and 1999, respectively.

         POTENTIAL IMPAIRMENT OF LONG-LIVED ASSETS. The Company reviews long-lived assets and intangible assets for potential impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, management fees and other receivables, accounts payable and accrued expenses approximate fair value due to their short-term maturity. The carrying value of notes receivable approximates the fair value of the underlying collateral. The fair value of receivables from affiliates is not determinable due to their related party nature.

         STOCK-BASED COMPENSATION. Compensation cost of stock options issued to employees is accounted for in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

         RESEARCH AND DEVELOPMENT EXPENSES. Expenditures related to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

         Software developed for use in the Company's products is expensed as incurred until both (i) technology feasibility for the software has been established, and (ii) all research and development activities for the other components of the system have been completed. The Company believes this will occur after it has received evaluations from third-party test sites and has concluded any resulting modifications to the products. Expenditures to date have been classified as research and development expense.

         INCOME TAXES. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

         REVENUE RECOGNITION. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in the Financial Statements", or SAB No. 101. Revenue from government grant and contract activities is accounted for in the period the services are performed on a percentage-of-completion method of accounting and when the services have been approved by the grantor and collectibility is reasonably assured. Amounts recognized under the percentage-of-completion method are limited to amounts due from customers based on contract or grant terms. Other sources of revenue include website banner advertising and website affiliated programs which are recognized as earned.

         PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Major additions and improvements are capitalized. When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in income for the period of sale or disposal. Depreciation is computed on the straight-line basis over the estimated useful lives of the assets, ranging from three to ten years.

         PREPAID PUBLIC OFFERING COSTS. In connection with CombiMatrix's proposed public offering of common stock CombiMatrix has capitalized $918,000 of related costs as of December 31, 2000. These costs are included in current assets in the consolidated balance sheets and will be charger to equity upon completion of the offering or otherwise to operations.

         ORGANIZATION COSTS. Costs of start-up activities, including organization costs, are expensed as incurred.

         COMPREHENSIVE INCOME. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.

         SEGMENT REPORTING. The Company uses the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of the Company's reportable segments.

         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         LOSS PER SHARE. Loss per share is presented on both a basic and diluted basis. A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

                                                                                             2000          1999          1998
                                                                                             ----          ----          ----
   Weighted Average Number of Common Shares Outstanding Used in Computation of
       Basic EPS....................................................................      14,568,389    10,871,423    8,971,272
   Dilutive Effect of Outstanding Stock Options and Warrants (a)....................               -             -            -
   Weighted Average Number of Common and Potential Common Shares Outstanding
        Used in Computation of Diluted EPS..........................................      14,568,389    10,871,423    8,971,272

(a) Potential common shares of 1,046,072, 940,002 and 949,353 at year ended December 31, 2000, 1999 and 1998, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.

         RECLASSIFICATIONS. Certain reclassifications of prior year amounts have been made to conform to the 2000 presentation.

         ACCOUNTING CHANGE. During March 1998, CombiMatrix issued $1,450,000 principal amount of 6% unsecured subordinated convertible promissory notes due in 2001. The notes had a contingent beneficial conversion feature with intrinsic value of $246,000. The Company adopted Emerging Issues Task Force Consenus of Issues No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27") in the fourth quarter of 2000. The adoption of EITF 00-27 resulted in a charge of $246,000 in the year ended December 31, 2000 for the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes."

         RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Financial Instruments and for Hedging Activities," SFAS No. 133, which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. SFAS No. 133 is effective for us beginning January 1, 2001; however, Management does not anticipate that it will have an impact on our results of operations or financial condition when adopted by us as we hold no derivative financial instruments and do not currently engage in hedging activities.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulleting No. 101 (SAB No. 101), "Revenue Recognition," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB No. 101 did not have a material effect on our financial position or results of operations; however, as we begin to generate sales of our products, SAB No. 101 may impact our recognition of revenue.

3. PROPERTY AND EQUIPMENT

         Property and equipment consist of the following at December 31, 2000 and 1999:

                                                         2000           1999
                                                    ------------   ------------
     Machine Shop Equipment .....................   $   260,000    $         -
     Computer Equipment and Software ............     1,085,000        652,000
     Furniture and Fixtures .....................       550,000        425,000
     Laboratory Equipment .......................       990,000        287,000
     Leasehold Improvements .....................       228,000        167,000
     Construction in Progress ...................     1,346,000              -
                                                    ------------   ------------
                                                      4,459,000      1,531,000
     Less:
        Accumulated Depreciation and Amortization      (732,000)      (377,000)
                                                    ------------   ------------
                                                    $ 3,727,000    $ 1,154,000
                                                    ============   ============

4. BALANCE SHEET COMPONENTS

         Accounts payable and accrued expenses consist of the following at December 31, 2000 and December 31, 1999:

                                                          2000          1999
                                                      ------------  ------------
     Accounts payable ..............................  $ 2,285,000   $   273,000
     Payroll, vacation and other employee benefits..      711,000       335,000
     Accrued liabilities of discontinued operations.    3,599,000             -
     Other accrued liabilities .....................    1,174,000       685,000
                                                      ------------  ------------
                                                      $ 7,769,000   $ 1,293,000
                                                      ============  ============

5. INVESTMENTS AND PARTNERSHIP INTERESTS

         Investments and partnership interests carried at equity and the Company's ownership in each consist of the following at December 31, 2000 and 1999:
                                                               2000      1999
                                                             -------    ------
     Signature-mail.com, LLC ..........................        9.8%     25.0%
     Mediaconnex Communications, Incorporated .........       31.0%     31.0%
     Greenwich Information Technologies, LLC ..........       33.3%     33.3%
     Whitewing Labs, Incorporated .....................       23.7%     23.7%

         The carrying value of our investment in Signature-mail.com is zero at December 31, 2000 and $1,408,000 at December 31, 1999. Signature-mail.com had total assets of $331,000 and $444,000 at December 31, 2000 and 1999, respectively, and reported net losses of $176,000 and $1,474,000 in 2000 and 1999, respectively.

         The carrying value of our investment in Mediaconnex is zero at December 31, 2000 and December 31, 1999, respectively. Mediaconnex had total assets of $524,000 and $3,050,000 at December 31, 2000 and 1999, respectively and reported net losses of $3,401,000 in 2000 and reported no net losses or income at December 31, 1999. Mediconnex was incorporated in November 1999.

         For the year ended December 31, 2000, the Company recorded a charge of $2,603,000 to write off its equity investments in Signature-mail.com, Mediaconnex and Whitewing.

         In January 2000, we acquired for $3 million 449,775 shares of non-voting Series B preferred stock of Advanced Data Exchange in a private offering, representing a 7.6% ownership interest in the company on an as-converted basis. Subsequent to our investment, Advanced Data Exchange completed a $30 million private financing, reducing our ownership to 4.6%.

         Other investments amount to $346,000 and $978,000 at December 31, 2000 and 1999, respectively. These investees had total assets of $1,033,000 and $1,470,000 at December 31, 2000 and 1999, respectively, and reported net losses of $519,000 and $934,000 in 2000 and 1999, respectively. Officers of the Company continue to have significant representation on the board of directors of one of these entities.

         On December 31, 1999, the Company closed the Acacia Capital Management division. Acacia Capital Management was a general partner in Acacia Capital Partners and Acacia Growth Fund and was an investment advisor to two offshore private investment corporations. The investments in Acacia Capital Partners and Acacia Growth Fund amounted to $907,000 as of December 31, 1999. Costs associated with exiting this business were not material.

6. COMMON STOCK SPLIT

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

7. PROVISIONS FOR INCOME TAXES

         Provision (benefit) for income taxes consists of the following:

                                         2000           1999          1998
                                      ---------      ---------     ---------
     Current:
        U.S. Federal tax .......      $  2,500       $ 12,000      $      -
        State taxes ............         3,500          8,000             -
                                      ---------      ---------     ---------
                                         6,000         20,000             -
                                      ---------      ---------     ---------
     Deferred:
        U.S. Federal tax .......       (79,000)             -             -
        State taxes ............             -              -             -
                                      ---------      ---------     ---------
                                       (79,000)             -             -
                                      ---------      ---------     ---------
                                      $(73,000)      $ 20,000      $      -
                                      =========      =========     =========

         A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

                                                       2000    1999    1998
                                                      -----   -----   -----
     Statutory Federal Tax Rate ...................   (34%)   (34%)   (34%)
     State Income Taxes, Net of Federal Benefit ...    (3%)    (3%)    (3%)
     Amortization of Intangible Assets ............     1%      5%      2%
     Valuation Allowance ..........................    36%     32%     35%
                                                      -----   -----   -----
                                                        0%      0%      0%
                                                      =====   =====   =====

         At year ended December 31, 2000, the Company had federal and California state income tax net operating loss carry forwards ("NOLs") of approximately $47,380,000 and $26,749,000, expiring between 2002 and 2020, excluding NOLs at CombiMatrix and Soundview Technologies. In addition, the Company has tax credit carryforwards of approximately $83,000.

         As of December 31, 2000, approximately $7,986,000 of the valuation allowance related to the tax benefits of stock option deductions included in the Company's NOLs. At such time as the valuation allowance is released, the benefit will be credited to additional paid-in capital.

         The aggregate tax NOLs at CombiMatrix, Soundview Technologies and other subsidiaries are $34,234,000 and $11,963,000 for federal and state income tax purposes, respectively, expiring between 2000 and 2020. CombiMatrix and Soundview Technologies also have tax credit carryforwards of approximately $732,000, which begin expiring in 2011. However, the use of these NOLs and tax credits are limited to the separate earnings of the respective subsidiaries. In addition, ownership changes may also restrict the use of NOLs and tax credits.

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2000 and 1999:

                                                         2000           1999
                                                    -------------  -------------
    Reserves for Notes Receivable ...............   $          -   $    152,000
    Basis of Investments in Affiliates ..........      9,362,000        486,000
    Intangibles .................................     (2,689,000)             -
    Depreciation and Amortization ...............       (118,000)         2,000
    Accrued Liabilities .........................      3,477,000        126,000
    Net Operating Loss Carryforwards and Credits.     30,798,000      6,865,000
                                                    -------------  -------------
                                                      40,830,000      7,631,000
    Valuation Allowance .........................    (43,519,000)    (7,631,000)
                                                    -------------  -------------

                                                    $ (2,689,000)  $          -
                                                    =============  =============

         The Company has established a full valuation allowance against its net deferred tax assets at December 31, 2000 and 1999, as their utilization is uncertain.

8. DISCONTINUED OPERATIONS

         On February 13, 2001, the Board Directors of Soundbreak.com, Inc. ("Soundbreak.com"), a majority-owned subsidiary of the Company formed in 1999, resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of the subsidiary. Accordingly, the Company reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in the consolidated statements of operations and comprehensive loss.

         Following is summary financial information for the discontinued operations:
                                                    2000            1999
                                               ------------    ------------
     Net Sales ............................    $     4,000     $         -
                                               ============    ============
     Loss from discontinued operations:
        Before minority interests .........    $16,437,000     $ 1,784,000
        Minority interests ................     (8,994,000)     (1,008,000)
                                               ------------    ------------
        Net ...............................    $ 7,443,000     $   776,000
                                               ============    ============
     Estimated loss on disposal:
        Before minority interests .........    $ 5,066,000     $         -
        Minority interests ................     (2,955,000)              -
                                               ------------    ------------
     Net ..................................    $ 2,111,000     $         -
                                               ============    ============

         The assets and liabilities of the discontinued operations at year ended December 31, 2000 primarily consisted of $6,620,000 of cash and cash equivalents, $10,000 management fees and other receivables, $74,000 of prepaid expenses, $164,000 of other assets, $207,000 in property and equipment and $3,599,000 of accounts payable and accrued expenses.

9. STOCK OPTIONS AND WARRANTS

         The Company has three stock option plans currently in effect: the 1993 Stock Option Plan (the "1993 Plan"), the 1996 Executive Stock Bonus Plan (the "Bonus Plan") and the 1996 Stock Option Plan (the "1996 Plan").

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

         The Bonus Plan provided for a one-time grant of options to purchase an aggregate of 720,000 shares of common stock of the Company to directors, officers and other key employees performing services for the Company and its affiliates. Under each option agreement of the Bonus Plan, 25% of the options become exercisable on each of the first four anniversaries of the grant date. The options granted under the Bonus Plan expire in March 2001. All of the shares under the Bonus Plan have been awarded.

         In April 1996, the board of directors adopted the 1996 Plan, which was approved by the shareholders in May 1996. The 1996 Plan provides for the grant of Nonqualified Stock Options and Incentive Stock Options to key employees, including officers of the Company and its subsidiaries and certain other individuals. The 1996 Plan also provides for the automatic grant of 20,000 shares of Nonqualified Stock Options to non-employee directors upon initial election to the board of directors and 2,000 shares thereafter on an annual basis under the Non-Employee Director Program. These options are generally exercisable six months to one year after grant and expire five years after grant for directors or up to ten years after grant for key employees. In May 1998, shareholders approved amendments to the 1996 Stock Option Plan, which increased the authorized number of shares of common stock subject to the amended plan by 500,000 shares. In May 1999, shareholders approved amendments to the 1996 Stock Option Plan, which increased the authorized number of shares of common stock subject to the amended plan by 2,000,000 shares. In May 2000, shareholders approved amendments to the 1996 Stock Option Plan, which increased the authorized number of shares of common stock subject to the amended plan by 1,000,000 shares. At the year ended December 31, 2000 and 1999, 1,026,312 and 1,877,499 shares were available for grant, respectively.

         The following is a summary of common stock option activities:

                                                       EXERCISE      WEIGHTED
                                        ----------   ------------  -------------
                                          SHARES        PRICES     AVERAGE PRICE
                                        ----------   ------------  -------------

   Balance at December 31, 1997 ......  2,546,800    $0.75-$5.25     $    2.34
   Options Granted ...................     86,000    $3.61-$8.63     $    4.77
   Options Exercised .................   (874,400)   $0.75-$2.63     $    0.86
   Options Cancelled .................    (95,400)   $2.13-$3.89     $    2.50
                                        ----------
   Balance at December 31, 1998 ......  1,663,000    $1.00-$8.63     $    3.24
   Options Granted ...................    726,001    $4.28-$23.75    $   13.44
   Options Exercised .................   (326,450)   $1.00-$4.66     $    2.32
   Options Cancelled .................    (46,500)   $3.61-$7.88     $    5.19
                                        ----------
   Balance at December 31, 1999 ......  2,016,051    $1.00-$23.75    $    7.02
   Options Granted ...................  2,462,837    $16.00-$55.31   $   30.69
   Options Exercised .................   (531,961)   $2.63-$16.00    $    3.75
   Options Cancelled .................   (651,650)   $2.00-$51.47    $   21.43
                                        ----------
   Balance at December 31, 2000 ......  3,295,277    $3.05-$55.32    $   22.56
                                        ==========
   Exercisable at December 31, 1999 ..  1,016,675    $1.00-$19.31    $    4.07
   Exercisable at December 31, 2000 ..  1,073,274    $3.05-$51.47    $    8.23

         Options outstanding at year ended December 31, 2000 are summarized as follows:

                                                    WEIGHTED         OUTSTANDING                        EXERCISABLE
                                 NUMBER OF          AVERAGE            WEIGHTED                           WEIGHTED
          RANGE OF              OUTSTANDING        REMAINING           AVERAGE           NUMBER           AVERAGE
       EXERCISE PRICES            OPTIONS      CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
       ---------------            -------      ----------------     --------------     -----------     --------------
$1.00-$5.53..................     780,806            0.6                $ 3.37            758,306          $ 3.36
$5.54-$11.06.................     136,667            3.0                $ 7.74             88,417          $ 7.72
$11.07-$16.59................     117,619            5.2                $15.87             42,869          $15.83
$16.60-$22.13................     172,170            6.4                $19.05             55,004          $18.95
$22.14-$27.66................     732,421            9.0                $24.25             72,821          $23.72
$27.67-$33.19................     886,737            9.1                $31.05             17,500          $32.54
$33.20-$38.72................           -              -                $    -                  -          $    -
$38.73-$44.25................     349,673            5.8                $41.80             33,673          $40.56
$44.26-$49.78................     107,810            9.0                $46.16              2,310          $46.19
$49.79-$55.31................      11,374            5.1                $54.05              2,374          $51.47
                                ----------                                              ----------
                                3,295,277                                               1,073,274
                                ==========                                              ==========

         At year ended December 31, 2000, the total number of warrants outstanding represents rights to purchase 872,638 shares of the Company's common stock at a per share exercise price of $33.00. At December 31, 1999, the total number of warrants outstanding was 578,237 at a per share exercise price of $26.00.

         The Company has adopted only the disclosure requirements of SFAS No. 123 with respect to options issued to employees.

         The weighted average fair value of options granted during 2000, 1999 and 1998 for which the exercise price equals the fair market price on the grant date was $20.17, $13.33 and $3.37, respectively. The weighted average fair value of options granted during 1999 for which the exercise price is less than fair market value on grant date was $16.70. There were no options granted during 2000 or 1998 with exercise price less than the market value.

         As of December 31, 2000, CombiMatrix had a total of 4,539,071 shares of options and warrants outstanding, of which, 1,061,881 shares are exercisable. As of December 31, 1999, CombiMatrix had a total of 798,100 shares of options and warrants outstanding, of which, 443,813 shares are exercisable.

         The Company had compensation expense related to stock options issued to employees been reported in accordance with SFAS No. 123, the Company's loss from continuing operations and loss per share from what would have been reduced to the pro forma amounts below:

                                                                            2000             1999             1998
                                                                      ---------------   --------------   --------------
   Loss from continuing operations as reported......................  $  (29,159,000)   $  (7,421,000)   $  (6,189,000)
   Loss from continuing operations, pro forma.......................  $  (37,671,000)   $  (8,505,000)   $  (6,831,000)
   Basic loss per share from continuing operations as reported......  $        (1.99)   $       (0.68)   $       (0.69)
   Basic loss per share from continuing operations, pro forma.......  $        (2.59)   $       (0.78)   $       (0.76)
   Diluted loss per share from continuing operations as reported....  $        (1.99)   $       (0.68)   $       (0.69)
   Diluted loss per share from continuing operations, pro forma.....  $        (2.59)   $       (0.78)   $       (0.76)

         The fair value of the options was determined using the Black-Scholes option-pricing model, assuming weighted average risk free annual interest of 6.31%, 5.79%, and 5.18% in 2000, 1999 and 1998, respectively, volatility of approximately 75%, with expected lives of two to five years, and no expected dividends.

10. COMMITMENTS AND CONTINGENCIES

         Minimum annual rental commitments on operating leases of continuing operations having initial or remaining non-cancelable lease terms in excess of one year are as follows:

    2001.................................................    $ 1,188,000
    2002.................................................      1,556,000
    2003.................................................      1,810,000
    2004.................................................      1,650,000
    2005.................................................      1,721,000
                                                             ------------
    Total minimum lease payments.........................    $ 7,925,000
                                                             ============

         Operating leases relate primarily to office furniture and equipment and laboratory and office space.

         Rent expense of continuing operations at year ended December 31, 2000, 1999 and 1998 approximated $1,032,000, $431,000 and $263,000, respectively.

         On November 28, 2000, Nanogen, Inc. filed suit against CombiMatrix and one of its principal shareholders and members of the Board of Directors. Nanogen alleges, breach of contract, trade secret misappropriation and that United States Patent No. 6,093,302 and other proprietary information belonging to CombiMatrix are instead the property of Nanogen. The litigation is in early stages, and CombiMatrix cannot predict its outcome. While CombiMatrix believes it has strong defenses to Nanogen's claims, if Nanogen were to prevail in its suit against CombiMatrix and obtain the injunction and monetary relief that is being sought, CombiMatrix could incur significant financial liabilities which would materially affect CombiMatrix's financial condition and operating results.

         The Company is not subject to any other legal proceedings or claims at this time; however, the Company expects that such claims will arise in the ordinary course of its business.

11. SEGMENT INFORMATION

         The Company has two reportable segments: Corporate Portfolio and CombiMatrix.

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

         The table below presents information about the Company's reportable segments in continuing operations for the years ended December 31, 2000, 1999 and 1998:

                                                 CORPORATE
2000                                             PORTFOLIO       COMBIMATRIX         OTHER             TOTAL
                                               ------------     -------------     -----------      -------------
Revenue................................        $         -      $     17,000      $   40,000       $     57,000
Amortization of patents and goodwill...          2,235,000                 -          16,000          2,251,000
Other income...........................             27,000                 -           1,000             28,000
Interest income........................          1,425,000         1,644,000          17,000          3,086,000
Interest expense.......................              1,000                 -               -              1,000
Equity in losses of affiliates.........          1,746,000                 -               -          1,746,000
Equity in losses of partnerships.......                  -                 -               -                  -

Loss from continuing operations before
   minority interests and income taxes.         16,277,000        19,028,000       3,093,000         38,398,000
Segment assets.........................         46,105,000        49,156,000       3,254,000         98,515,000
Investments in affiliates, at equity...            346,000                 -               -            346,000
Investments in affiliates, at cost.....          3,000,000                 -               -          3,000,000
Purchase of property and equipment.....            395,000         2,921,000          77,000          3,393,000

                                                 CORPORATE
1999                                             PORTFOLIO       COMBIMATRIX         OTHER             TOTAL
                                               ------------     -------------     -----------      -------------
Revenue................................        $   122,000      $    144,000      $        -       $    266,000
Amortization of patents and goodwill...          1,608,000                 -          14,000          1,622,000
Interest income........................            291,000            40,000           2,000            333,000
Interest expense.......................              1,000           253,000               -            254,000
Equity in losses of affiliates.........          1,120,000                 -               -          1,120,000
Equity in losses of partnerships.......              1,000                 -               -              1,000
Loss, from continuing operations before
   minority interests and income taxes.          5,739,000         2,507,000         376,000          8,622,000
Segment assets.........................         41,389,000         1,908,000       2,157,000         45,454,000
Investments in affiliates, at equity...          4,636,000                 -               -          4,636,000
Purchase of property and equipment.....            156,000            85,000               -            241,000


                                                 CORPORATE
1998                                             PORTFOLIO       COMBIMATRIX         OTHER             TOTAL
                                               ------------     -------------     -----------      -------------

Revenue..................................      $   382,000      $          -      $        -       $    382,000
Amortization of patents and goodwill.....        1,547,000                 -          21,000          1,568,000
Interest income..........................          216,000            83,000           3,000            302,000
Interest expense.........................            1,000           129,000               -            130,000
Equity in losses of affiliates...........          901,000                 -               -            901,000
Equity in income of partnerships.........          184,000                 -               -            184,000
Loss, from continuing operations before
   minority interests and income taxes...        4,080,000         1,644,000         663,000          6,387,000
Segment assets...........................       16,052,000         3,522,000         195,000         19,769,000
Investments in affiliates, at equity.....        3,481,000                 -               -          3,481,000
Partnerships interest, at equity.........        1,832,000                 -               -          1,832,000

Purchase of property and equipment.......          281,000            88,000           5,000            374,000

12. SUBSEQUENT EVENTS

         In January 2001, the Company completed an institutional private equity financing raising gross proceeds of $19 million through the issuance 1,107,274 units. Each unit consists of one share of the Company's common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of the Company's common stock at a price of $21.00 per share and is callable by the Company once the closing bid price of the Company's common stock averages $26.25 or above for twenty or more consecutive trading days on the NASDAQ National Market System. The Company issued an additional 20,000 units in lieu of cash payments in conjunction with the private placement for finders' fees.

         In February 2001, the board of directors and the stockholders of CombiMatrix approved the 2001 Employee Stock Purchase Plan. Eligible company employees can contribute up to 10 percent of their base compensation to the semi-annual purchase of company stock at a discount of up to 15% under the Employee Stock Purchase Plan. No shares have been purchased under this plan.

         In the first quarter of 2001, Soundview announced that it would receive payments from, and grant non-exclusive licenses for the patent to, Samsung Electronics, Hitachi America, Ltd., L.G. Electronics, Inc. and Funai Electric Co., Ltd. Several of these license agreements constitute settlements of patent infringement litigation brought by Soundview. In addition, Soundview has settled its lawsuits with Pioneer Electronics (USA) Incorporated, an affiliate of Pioneer Corporation.

13. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth unaudited consolidated statement of operations data for the eight quarters in the period ended December 31, 2000. This information has been derived from our unaudited consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Our quarterly results have been in the past and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

                                                                         QUARTER ENDED
                               MAR. 31,     JUN. 30,     SEP. 30,     DEC. 31,     MAR. 31,     JUN. 30,     SEP. 30,     DEC. 31,
                                 2000         2000         2000         2000         1999         1999         1999         1999
                             ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
                                                                  (IN THOUSANDS, EXCEPT SHARE
                                                                   AND PER SHARE INFORMATION)
Revenues
  Grant revenue ............ $        17  $         -  $         -  $         -  $         -  $         -  $         -  $       144
  Advertising ..............           -           22           18            -            -            -            -            -
  Capital management fee
     income ................           -            -            -            -           61           30           25            6
                             ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Total revenue ..............          17           22           18            -           61           30           25          150
Operating expenses .........       3,250        4,150       11,881       17,939        1,691        1,912        1,898        2,345
                             ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Operating income (loss) ....      (3,233)      (4,128)     (11,863)     (17,939)      (1,630)      (1,882)      (1,873)      (2,195)
Other income (expense) .....          99           21          457       (1,812)        (358)        (150)        (354)        (180)
                             ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
(Loss) income from
  continuing operations
  before income taxes and
  minority interests........      (3,134)      (4,107)     (11,406)     (19,751)      (1,988)      (2,032)      (2,227)      (2,375)
(Provision) benefit for
  income taxes .............          (5)          (2)          38           42          (16)          (4)           -            -
                             ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Loss from continuing
  operations before
  minority interests .......      (3,139)      (4,109)     (11,368)     (19,709)      (2,004)      (2,036)      (2,227)      (2,375)
Minority interests .........         461          659        2,528        5,518            -            -          355          866
                             ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
(Loss) income from
  continuing operations ....      (2,678)      (3,450)      (8,840)     (14,191)      (2,004)      (2,036)      (1,872)      (1,509)
Loss from discontinued
  operations ...............        (884)      (2,787)      (2,057)      (3,826)           -            -         (491)        (285)
                             ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Loss before cumulative
  effect of change in
  accounting principle .....      (3,562)      (6,237)     (10,897)     (18,017)      (2,004)      (2,036)      (2,363)      (1,794)
Cumulative effect of change
  in accounting principle
  due to beneficial
  conversion feature .......        (246)           -            -            -            -            -            -            -
                             ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Net (loss) income .......... $    (3,808) $    (6,237) $   (10,897) $   (18,017) $    (2,004) $    (2,036) $    (2,363) $    (1,794)
                             ============ ============ ============ ============ ============ ============ ============ ============
Loss per common share
Basic
  Loss from continuing
    operations ............. $     (0.19) $     (0.24) $     (0.56) $     (0.88) $     (0.20) $     (0.20) $     (0.17) $     (0.12)
  Loss from discontinued
    operations ............. $     (0.06) $     (0.19) $     (0.13) $     (0.24) $         -  $         -  $     (0.05) $     (0.02)
  Cumulative effect of
    change in accounting
    principle .............. $     (0.02) $         -  $         -  $         -  $         -  $         -  $         -  $         -
                             ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Net loss ................... $     (0.27) $     (0.43) $     (0.69) $     (1.12) $     (0.20) $     (0.20) $     (0.22) $     (0.14)
                             ============ ============ ============ ============ ============ ============ ============ ============
Diluted
  Loss from continuing
    operations ............. $     (0.19) $     (0.24) $     (0.56) $     (0.88) $     (0.20) $     (0.20) $     (0.17) $     (0.12)
  Loss from discontinued
    operations ............. $     (0.06) $     (0.19) $     (0.13) $     (0.24) $         -  $         -  $     (0.05) $     (0.02)
  Cumulative effect of
    change in accounting
    principle .............. $     (0.02) $         -  $         -  $         -  $         -  $         -  $         -  $         -
                             ------------ ------------ ------------ ------------ ------------ ------------ ------------ ------------
Net loss ................... $     (0.27) $     (0.43) $     (0.69) $     (1.12) $     (0.20) $     (0.20) $     (0.22) $     (0.14)
                             ============ ============ ============ ============ ============ ============ ============ ============
Weighted average number of
  common and potential
  shares outstanding used
  in computation of (loss)
  earnings per share
  Basic ....................  13,852,360   14,515,149   15,724,930   16,062,962   10,209,926   10,346,238   10,748,875   12,159,849
  Diluted ..................  13,852,360   14,515,149   15,724,930   16,062,962   10,209,926   10,346,238   10,748,875   12,159,849
Market price per share
  High ..................... $     59.00  $     43.00  $     35.25  $     37.19  $      4.94  $      9.00  $     16.75  $     32.88
  Low ...................... $     29.50  $     13.38  $     21.88  $     13.75  $      3.13  $      3.50  $      6.63  $     14.13