Form 10-Q
period 2001-03-31
ACACIA RESEARCH CORP
filed 2001-05-11
CIK 934549

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                          OF THE SECURITIES ACT OF 1934



                      FOR THE QUARTER ENDED MARCH 31, 2001



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




         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         At May 9, 2001, the registrant had 17,729,124 shares of common stock, $0.001 par value, issued and outstanding.

                           ACACIA RESEARCH CORPORATION
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION


    Item 1. Consolidated Financial Statements


            Unaudited Consolidated Balance Sheets as of March 31, 2001
            and December 31, 2000...........................................   3


            Unaudited Consolidated Statements of Operations and Comprehensive
            Loss for the Three Months Ended March 31, 2001 and 2000.........   4


            Unaudited Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2001 and 2000............................   5


            Notes to Consolidated Financial Statements .....................   6


    Item 2. Management's Discussion and Analysis of Financial Condition and
            Results of Operations...........................................  10


    Item 3. Quantitative and Qualitative Disclosures About Market Risk......  13


PART II.   OTHER INFORMATION


    Item 1. Legal Proceedings...............................................  14


    Item 2. Changes in Securities...........................................  14


    Item 6. Exhibits and Reports on Form 8-K................................  15


SIGNATURES..................................................................  17

                           ACACIA RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                  (Unaudited)

                                                                                            MARCH 31,         DECEMBER 31,
                                                                                              2001                2000
                                                                                        ----------------    ---------------
                                        ASSETS

Current assets
     Cash and cash equivalents .....................................................    $        52,769     $       35,953
     Other receivables .............................................................                474                 68
     Prepaid expenses ..............................................................                484                369
     Short-term investments ........................................................             34,727             40,600
     Other assets ..................................................................              2,189              1,034
                                                                                        ----------------    ---------------

          Total current assets .....................................................             90,643             78,024
Property and equipment, net of accumulated depreciation.............................              4,814              3,727
Investments in affiliates, at equity ...............................................                291                346
Investment in affiliates, at cost ..................................................              3,000              3,000
Patents, net of accumulated amortization ...........................................              8,475              9,038
Goodwill, net of accumulated amortization ..........................................              3,669              3,904
Other assets .......................................................................                470                477
                                                                                        ----------------    ---------------

                                                                                        $       111,362     $       98,516
                                                                                        ================    ===============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable and accrued expenses .........................................    $         6,341     $        7,767
     Accrued stock compensation ....................................................             18,799             10,392
     Other current liabilities .....................................................              1,000                  -
                                                                                        ----------------    --------------

          Total current liabilities ................................................             26,140             18,159
Deferred income taxes ..............................................................              2,650              2,689
                                                                                        ----------------    ---------------

          Total liabilities ........................................................             28,790             20,848
                                                                                        ----------------    ---------------

Minority interests .................................................................             12,795             17,524
                                                                                        ----------------    ---------------

Stockholders' equity
     Common stock, par value $0.001 per share; 60,000,000 shares authorized;
        17,702,124 and 16,090,587 shares issued and outstanding as of
        March 31, 2001 and December 31, 2000, respectively..........................                 18                 16
     Additional paid-in capital ....................................................            134,976            116,017
     Warrants to purchase common stock .............................................                199                 86
     Unrealized gain on short-term investments .....................................                116                 77
     Accumulated deficit ...........................................................            (65,532)           (56,052)
                                                                                        ----------------    ---------------

          Total stockholders' equity ...............................................             69,777             60,144
                                                                                        ----------------    ---------------

                                                                                        $       111,362     $       98,516
                                                                                        ================    ===============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                    ACACIA RESEARCH CORPORATION
                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                                            (Unaudited)
                                                                                                 THREE MONTHS ENDED
                                                                                        ------------------------------------
                                                                                         MARCH 31, 2001      MARCH 31, 2000
                                                                                        ----------------    ----------------
Revenues:
    License fee income ...............................................................  $         2,440     $             -
    Grant revenue ....................................................................              183                  17
                                                                                        ----------------    ----------------

    Total revenues ...................................................................            2,623                  17
                                                                                        ----------------    ----------------
Operating expenses:
    Research and development expenses (including stock compensation charges of $2,398
        in 2001) .....................................................................            5,549                 734
    Marketing, general and administrative expenses (including stock compensation charges
        of $6,021 and $512 in 2001 and 2000, respectively) ...........................           11,869               2,099
    Amortization of patents and goodwill .............................................              638                 417
    Loss on disposal of consolidated subsidiary ......................................              128                   -
                                                                                        ----------------    ----------------
     Total operating expenses ........................................................           18,184               3,250
                                                                                        ----------------    ----------------

    Operating loss ...................................................................          (15,561)             (3,233)
                                                                                        ----------------    ----------------
Other income (expense):
    Interest income ..................................................................            1,195                 366
    Interest expense .................................................................                -                  (1)
    Equity in losses of affiliates ...................................................              (55)               (286)
    Other income .....................................................................               51                  20
                                                                                        ----------------    ----------------
    Total other income ...............................................................            1,191                  99
                                                                                        ----------------    ----------------

Loss from continuing operations before income taxes and minority interests ...........          (14,370)             (3,134)
Provision for income taxes ...........................................................             (300)                 (5)
                                                                                        ----------------    ----------------

Loss from continuing operations before minority interests ............................          (14,670)             (3,139)
Minority interests ...................................................................            5,191                 461
                                                                                        ----------------    ----------------

Loss from continuing operations ......................................................           (9,479)             (2,678)
Discontinued operations
    Loss from discontinued operations of Soundbreak.com ..............................                -                (884)
                                                                                        ----------------    ----------------

Loss before cumulative effect of change in accounting principle.......................           (9,479)             (3,562)
Cumulative effect of change in accounting principle due to beneficial conversion feature              -                (246)
                                                                                        ----------------    ----------------

Net loss .............................................................................           (9,479)             (3,808)
    Unrealized gain on short-term investments ........................................               39                   -
                                                                                        ----------------    ----------------

Comprehensive loss ...................................................................  $        (9,440)    $        (3,808)
                                                                                        ================    ================
Loss per common share
Basic
    Loss from continuing operations ..................................................  $         (0.55)    $         (0.19)
    Loss from discontinued operations ................................................  $              -    $         (0.06)
    Cumulative effect of change in accounting principle ..............................  $              -    $         (0.02)
                                                                                        ----------------    ----------------

Net loss .............................................................................  $         (0.55)    $         (0.27)
                                                                                        ================    ================
Diluted
    Loss from continuing operations ..................................................  $         (0.55)    $         (0.19)
    Loss from discontinued operations ................................................  $              -    $         (0.06)
    Cumulative effect of change in accounting principle ..............................  $              -    $         (0.02)
                                                                                        ----------------    ----------------

Net loss .............................................................................  $         (0.55)    $         (0.27)
                                                                                        ================    ================

Weighted average number of common and potential common shares outstanding used in computation of loss per share
    Basic ............................................................................        17,208,154         13,852,360
    Diluted ..........................................................................        17,208,154         13,852,360

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                 ACACIA RESEARCH CORPORATION
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS)
                                                          (Unaudited)

                                                                                                    THREE MONTHS ENDED
                                                                                         ------------------------------------
                                                                                          MARCH 31, 2001      MARCH 31, 2000
                                                                                         ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations .....................................................   $         (9,479)    $        (2,678)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ....................................................                837                 467
   Equity in loss of affiliates .....................................................                 55                 286
   Minority interests in net loss ...................................................             (5,191)               (461)
   Compensation expense relating to stock options/warrants ..........................              8,419                 508
   Deferred tax benefit .............................................................                (39)                  -
   Other ............................................................................                182                   -
Changes in assets and liabilities, net of effects of acquisitions:
   Other receivables, prepaid expenses and other assets .............................             (1,424)                239
   Accounts payable, accrued expenses and other liabilities .........................                949                (251)
                                                                                         ----------------    ----------------
   Net cash used in operating activities of continuing operations ...................             (5,691)             (1,890)
   Net cash used in operating activities of discontinued operations .................             (1,325)             (4,901)
                                                                                         ----------------    ----------------
   Net cash used in operating activities ............................................             (7,016)             (6,791)
                                                                                         ----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of additional equity in consolidated subsidiaries .......................               (100)                  -
   Purchase of property and equipment ...............................................             (1,517)               (132)
   Proceeds from sale of property and equipment .....................................                 10                   -
   Sale of short-term investments ...................................................              5,813                   -
                                                                                         ----------------    ----------------

   Net cash provided by (used in) investing activities of continuing operations .....              4,206                (132)
   Net cash provided by (used in) investing activities of discontinued operations ...                111                (474)
                                                                                         ----------------    ----------------
   Net cash provided by (used in) investing activities ..............................              4,317                (606)
                                                                                         ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options and warrants .............................              1,026              15,431
   Capital contributions from minority shareholders of subsidiaries .................                  -              16,506
   Proceeds from sale of common stock, net of issuance costs ........................             18,361                   -
   Other ............................................................................                128                   -
                                                                                         ----------------    ----------------

   Net cash provided by financing activities ........................................             19,515              31,937
                                                                                         ----------------    ----------------

   Increase in cash and cash equivalents ............................................             16,816              24,540
   Cash and cash equivalents, beginning .............................................             35,953              37,631
                                                                                         ----------------    ----------------

   Cash and cash equivalents, ending ................................................    $        52,769     $        62,171
                                                                                         ================    ================


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ACACIA RESEARCH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

         Acacia Research Corporation ("Acacia" or "we") develops and operates life science and enabling technology companies. Our core technology opportunity has been developed through our subsidiary, CombiMatrix Corporation ("CombiMatrix"). We intend to build and acquire companies in the life sciences field that will utilize CombiMatrix's new biochip technology.

     Our other majority-owned subsidiaries include: Advanced Material Sciences, Inc., a development-stage entity with no operating history which holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material sciences, and Soundview Technologies, Inc. ("Soundview Technologies"), which owns a patent for television V-chip technology. Our subsidiaries have primarily relied upon selling equity securities, including sales to and loans from us, to generate the funds they need to finance implementation of their operating plans.

     We have also acquired minority-ownership positions in Advanced Data Exchange, Corporation, which provides an electronic exchange to facilitate trading relationships and document exchange, and Greenwich Information Technologies, LLC, a licensing company for an international portfolio of video-on-demand and audio-on-demand patents.

     In January 2001, we completed an institutional private equity financing raising gross proceeds of $19 million through the issuance of 1,107,274 units. Each unit consists of one share of our common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of our common stock at a price of $21.00 per share and is callable by us once the closing bid price of our common stock averages $26.25 or above for 20 or more consecutive trading days on the NASDAQ National Market System. We issued an additional 20,000 units in lieu of cash payments in conjunction with the private placement for finders' fees.

     In the first quarter of 2001, Soundview Technologies executed separate license agreements with Samsung Electronics, Hitachi America, Ltd., L.G. Electronics, Inc., Funai Electric Co. Ltd., Daewoo Electronics Corporation of America and Sanyo Manufacturing Corporation. In addition, Soundview Technologies settled its lawsuits with Pioneer Electronics (USA) Incorporated, an affiliate of Pioneer Corporation. Certain of these license agreements constitute settlements of patent infringement litigation brought by Soundview Technologies. The settlement and license agreements provide for a total of $8.89 million in licensing payments to Soundview Technologies, and grant non-exclusive licenses of Soundview Technologies' U.S. Patent No. 4,554,584 to the respective manufacturers. Certain of the settlement and license agreements provide for future royalty payments to Soundview Technologies. We recognized $2,390,000 of the scheduled license payments as revenues during the three months ended March 31, 2001.

     We were incorporated on January 25, 1993 under the laws of the State of California. On December 28, 1999, we changed our state of incorporation from California to Delaware. As a result, all shares of our common stock were converted into shares of the Delaware Corporation. The stockholders also approved an increase in the number of our authorized shares of common stock from 30 million to 60 million and authorized the issuance of up to 20 million shares of preferred stock, whose rights, privileges, preference and powers would be determined at a later date.

                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION--The accompanying unaudited consolidated financial statements contain all adjustments which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of Acacia and its subsidiaries at March 31, 2001 and the consolidated results of operations and cash flows for the three months ended March 31, 2001 and 2000. This interim financial information and notes thereto should be read in conjunction with Acacia's Annual Report on Form 10-K for the year ended December 31, 2000. Acacia's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

     RECLASSIFICATIONS--Certain reclassifications of prior year's amounts have been made to conform to the 2001 presentation.

     REVENUE RECOGNITION--License fee income is recognized as revenue when all obligations have been performed pursuant to the terms of the license agreement, amounts are fixed or determinable and collectibility of amounts is reasonably assured. Revenue from government grant and contract activities is accounted for in the period the services are performed on a percentage-of-completion method of accounting and when the services have been approved by the grantor and collectibility is reasonably assured. Amounts recognized under the percentage-of-completion method are limited to amounts due from customers based on contract or grant terms.

     LOSS PER SHARE--Losses per share is presented on both a basic and diluted basis. A reconciliation of the denominator of the basic earnings per share or EPS computation to the denominator of the diluted EPS computation is as follows:

                                                                                          THREE MONTHS ENDED
                                                                                     ---------------------------
                                                                                        MARCH 31,    MARCH 31,
                                                                                           2001         2000
                                                                                     ---------------------------
Weighted Average Number of Common Shares Outstanding Used in Computation of
      Basic EPS.................................................................     17,208,154     13,852,360
Dilutive Effect of Outstanding Stock Options and Warrants (a)...................              -              -
Weighted Average Number of Common and Potential Common Shares Outstanding Used
      in Computation of Diluted EPS.............................................     17,208,154     13,852,360

     (a) Potential common shares of 681,374 and 1,565,304 for the three months ended March 31, 2001 and March 31, 2000, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.

     SHORT-TERM INVESTMENTS--Our short-term investments are held in a variety of interest bearing instruments including: high-grade corporate bonds, commercial paper, and money market accounts. These investments are classified as available for sale and carried at fair value at March 31, 2001. Unrealized gains and losses are included in the consolidated statement of operations and comprehensive loss as a component of comprehensive loss.


3.   SEGMENT INFORMATION

     Acacia has two reportable segments: Corporate Portfolio and CombiMatrix. The Corporate Portfolio segment which consists of Acacia Research Corporation, develops and operates life science and enabling technology companies. CombiMatrix is developing a proprietary biochip array processor system that integrates semiconductor technology with new developments in biotechnology and chemistry.

                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     We evaluate segment performances based on revenue earned, and cost versus earnings potential of future completed products or services. Material intercompany transactions and transfers have been eliminated in consolidation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

     The table below presents information about our reportable segments in continuing operations for the three months ended March 31, 2001 and 2000 (in thousands):

                                                                    CORPORATE
THREE MONTHS ENDED MARCH 31,  2001                                  PORTFOLIO  COMBIMATRIX      OTHER       TOTAL
                                                                    ---------  -----------    ---------   ----------
Revenue....................................................         $    --    $      183     $  2,440    $   2,623
Amortization of patents and goodwill.......................             628            --           10          638
Other income...............................................              51            --           --           51
Interest income............................................             458           695           42        1,195
Equity in losses of affiliates.............................              55            --           --           55
Loss (income) before minority interests and income
   taxes...................................................           2,684        13,011       (1,325)      14,370
Segment assets.............................................          57,464        43,741        4,550      105,755
Investments in affiliates, at equity.......................             291            --           --          291
Investments in affiliates, at cost.........................           3,000            --           --        3,000
Capital expenditures.......................................              37         1,476            4        1,517

                                                                    CORPORATE
THREE MONTHS ENDED MARCH 31,  2000                                  PORTFOLIO  COMBIMATRIX      OTHER       TOTAL
                                                                    ---------  -----------    ---------   ----------
Revenue....................................................         $    --    $       17     $     --    $      17
Amortization of patents and goodwill.......................             414            --            3          417
Other income...............................................              20            --           --           20
Interest income............................................             326            17           23          366
Interest expense...........................................               1            --           --            1
Equity in losses of affiliates.............................             286            --           --          286
Loss before minority interests and income
   taxes...................................................           2,086           885          163        3,134
Segment assets.............................................          35,666        18,221        2,205       56,092
Investments in affiliates, at equity.......................           4,350            --           --        4,350
Investments in affiliates, at cost.........................           3,000            --           --        3,000
Capital expenditures.......................................             132            --           --          132


                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


4.   DEFERRED NON-CASH STOCK COMPENSATION CHARGES

     During the year ended December 31, 2000, our majority-owned subsidiary, CombiMatrix, recorded deferred non-cash stock compensation charges aggregating approximately $53.7 million in connection with the granting of stock options. Pursuant to Acacia's policy, the stock options were granted at exercise prices equal to the fair value of the underlying CombiMatrix stock on the date of grant as determined by Acacia. However, such exercise prices were subsequently determined to be below fair value due to a substantial step-up in the fair value of CombiMatrix pursuant to a valuation provided by an investment banker in contemplation of a potential CombiMatrix initial public offering. In connection with the proposed CombiMatrix initial public offering and pursuant to Securities and Exchange Commission ("SEC") rules and guidelines, we were required to reassess the value of stock options issued during the one-year period preceding the potential initial public offering and utilize the stepped-up fair value provided by the investment banker for purposes of determining whether such stock option issuances were compensatory, resulting in the calculation of the $53.7 million in deferred non-cash stock compensation charges. These non-cash deferred stock compensation charges are being amortized over the respective option grant vesting periods which range from one to four years. The table below reflects the non-cash deferred stock compensation amortization expense recorded by CombiMatrix for the year ended December 31, 2000 and the three months ended March 31, 2001 and the non-cash deferred stock compensation amortization expense to be recorded for each of the next fifteen quarters from April 1, 2001 through December 31, 2004 (excluding options granted subsequent to December 31, 2000) as follows:

                                 FIRST         SECOND          THIRD           FOURTH
                                QUARTER        QUARTER        QUARTER          QUARTER             TOTAL
                                -------        -------        -------          -------             -----

         Fiscal 2000             $73,000       $487,000     $1,418,000       $7,731,000          $9,709,000
         Fiscal 2001           7,597,000      6,875,000      6,213,000        4,130,000          24,815,000
         Fiscal 2002           3,392,000      3,174,000      3,111,000        1,954,000          11,631,000
         Fiscal 2003           1,668,000      1,598,000      1,469,000          881,000           5,616,000
         Fiscal 2004           1,280,000        339,000        317,000           62,000           1,998,000
                                                                                                ------------

             Total CombiMatrix deferred non-cash stock compensation charges                      53,769,000

             Less amounts amortized to date:
                 Amortization through December 31, 2000                                          (9,709,000)
                 Amortization for the three months ended March 31, 2001                          (7,597,000)
                                                                                                ------------

             Remaining deferred non-cash stock compensation as of
                 March 31, 2001                                                                 $36,463,000
                                                                                                ============

     Liabilities for recognized non-cash stock compensation expenses through March 31, 2001 relating to unexercised options are included in accrued stock compensation in the consolidated balance sheets. The remaining deferred non-cash stock compensation balance as of March 31, 2001, represents the future non-cash deferred stock compensation expense as of March 31, 2001 which will be amortized and reflected in our consolidated statement of operations and comprehensive loss as non-cash stock compensation charges over the next fifteen quarters through to December 31, 2004 (excluding options granted subsequent to December 31, 2000). Amounts to be amortized in future periods reflected above may be impacted by certain subsequent stock option transactions including modification of terms, forfeitures and other activity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

     You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements and related Notes thereto contained elsewhere in this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2000 and our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 6, 2001, that discuss our business in greater detail.

     This Report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, capital expenditures, regulatory matters, the need for additional capital, the competitive nature of our markets, the status of evolving technologies and their growth potential, accounting matters, and the success of pending litigation. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which Acacia and its subsidiaries operate, and other circumstances affecting anticipated revenues and costs. Acacia expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

GENERAL

     The following discussion is based primarily on our consolidated balance sheet as of March 31, 2001, and on our operations for the period from January 1, 2001 to March 31, 2001. The discussion compares the activities for the three months ended March 31, 2001 to the activities for the three months ended March 31, 2000. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

                                                                                       THREE MONTHS ENDED
                                                                                       ------------------
                                                                                            MARCH 31,
                                                                                            ---------
                                                                                       2001              2000
                                                                                   -------------    -------------
   Revenues.....................................................................   $  2,623,000     $     17,000
   Operating expenses...........................................................    (18,184,000)      (3,250,000)
   Other income, net............................................................      1,191,000           99,000
   Minority interests...........................................................      5,191,000          461,000
   Loss from discontinued operations of Soundbreak.com..........................             --         (884,000)
   Cumulative effect of change in accounting principle..........................             --         (246,000)
   Provision for income taxes...................................................       (300,000)          (5,000)
                                                                                   -------------    -------------
   Net loss.....................................................................   $ (9,479,000)    $ (3,808,000)
                                                                                   =============    =============

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 TO THE THREE MONTHS ENDED MARCH 31, 2000

     LICENSE FEE INCOME. During the three months ended March 31, 2001, license fee income was $2,440,000 as compared to no license fee income during the three months ended March 31, 2000. The license fee income resulted primarily from the settlement of patent infringement litigation brought by Soundview Technologies and includes settlement amounts received from four television manufacturers. Pursuant to the terms of the respective settlement agreements with each of the four manufacturers, Soundview Technologies also granted to such manufacturers non-exclusive licenses for its U.S. Patent No. 4,554,584.

     GRANT REVENUE. During the three months ended March 31, 2001, grant revenue was $183,000 as compared to $17,000 during the three months ended March 31, 2000. CombiMatrix was awarded two Phase I Small Business Innovative Research, or SBIR, grants in July 1999 from the Department of Energy and the Department of Defense. In January 2000, CombiMatrix was further awarded a Phase II SBIR Department of Defense contract for the use of its biochip technology to develop nanode array sensor microchips. The increase in grant revenue during the three-month period ended March 31, 2001 resulted from CombiMatrix's continuing performance under the Phase II SBIR Department of Defense contract.

     OPERATING EXPENSES. Total operating expenses increased to $18,184,000 ($13,876,000 related to CombiMatrix) during the three months ended March 31, 2001 from $3,250,000 ($918,000 related to CombiMatrix) during the three months ended March 31, 2000, primarily due to an increase in salary and benefit expenses resulting from an increase in the number of CombiMatrix's research and development and general and administrative personnel, $8.4 million in non-cash stock compensation charges related to a substantial step-up in the value of CombiMatrix in connection with its proposed initial public offering in 2000, continued expansion of CombiMatrix's research and development efforts and increased legal fees related to Soundview Technologies' patent infringement settlements. Product development and commercialization relating to CombiMatrix's technology will require additional personnel in areas such as regulatory affairs, marketing and general operations. As such, we anticipate that our operating expenses in connection with CombiMatrix will continue to increase in future periods.

     RESEARCH AND DEVELOPMENT EXPENSES. We incurred research and development expenses of $5,549,000 for the three months ended March 31, 2001, compared to $734,000 during the three months ended March 31, 2000. Research and development expenses for the three months ended March 31, 2001 are comprised of expenses incurred by CombiMatrix, which increased to $5,549,000 from $696,000 for the three months ended March 31, 2000. The increase was due to an increase in non-cash stock compensation charges and CombiMatrix's continued expansion of research and development efforts, including an increase in the number of CombiMatrix research and development personnel and an increase in research and development supplies and related expenditures.

     For the three months ended March 31, 2001, research and development expenses also included non-cash stock compensation charges, all of which related to CombiMatrix, totaling $2,398,000. For the three months ended March 31, 2000, research and development expense for non-cash stock compensation, all of which related to CombiMatrix, was not material.

     MARKETING AND GENERAL AND ADMINISTRATIVE EXPENSES. We incurred marketing and general and administrative expenses of $11,869,000 ($8,327,000 related to CombiMatrix) for the three months ended March 31, 2001 compared to $2,099,000 ($222,000 related to CombiMatrix) during the three months ended March 31, 2000. During the three months ended March 31, 2001, the increase in expenses was primarily due to an increase in non-cash stock compensation charges, the continued expansion of CombiMatrix's operations including an increase in salaries and benefits due to an increase in the number of CombiMatrix personnel, an increase in personnel recruitment and relocation expenses, an increase in rent and utilities expenses relating to CombiMatrix's move to larger office facilities during the first quarter of fiscal 2001 and an increase in legal fees related to Soundview Technologies' patent infringement settlements.

     Marketing and general and administrative expenses included $6,021,000 ($5,199,000 related to CombiMatrix) and $512,000 of non-cash stock compensation charges for the three months ended March 31, 2001 and 2000, respectively.

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

     AMORTIZATION OF PATENTS AND GOODWILL. During the three months ended March 31, 2001, amortization expense relating to patents and goodwill was $638,000 as compared to $417,000 during the three months ended March 31, 2000. As a result of our purchase of additional equity interests in CombiMatrix in July 2000, we are incurring amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired. Amortization expenses at or above the current level are expected to continue for the foreseeable future.

     OTHER INCOME, NET. For the three months ended March 31, 2001, other income, net (primarily comprised of interest income, equity in losses of affiliates and other) was $1,191,000 as compared to $99,000 for the three months ended March 31, 2000.

     INTEREST INCOME. During the three months ended March 31, 2001, interest income was $1,195,000 as compared to $366,000 during the three months ended March 31, 2000. The increase was due to higher cash balances in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. In August 2000, CombiMatrix completed a private equity financing raising gross proceeds of $36 million through the sale of four million shares of CombiMatrix common stock. In January 2001, Acacia completed an institutional private equity financing raising gross proceeds of $19 million.

     EQUITY IN LOSSES OF AFFILIATES. During the three months ended March 31, 2001, equity in losses of affiliates was $55,000 as compared to $286,000 during the three months ended March 31, 2000. Losses during the three months ended March 31, 2001 were comprised of a loss of $55,000 for our investment in Greenwich Information Technologies as determined by the equity method of accounting. Losses during the three months ended March 31, 2000 were comprised of a loss of $74,000 for our investment in Signature-mail.com, a loss of $49,000 for our investment in Greenwich Information Technologies, a loss of $19,000 for our investment in Whitewing Labs and a loss of $144,000 for our investment in Mediaconnex, as determined by the equity method of accounting. We wrote-off our equity investments in Mediaconnex, Signaturemail.com and Whitewing Labs as of December 31, 2000.

     MINORITY INTERESTS. Minority interests in the losses of consolidated subsidiaries increased to $5,191,000 in the three months ended March 31, 2001 as compared to $461,000 in the three months ended March 31, 2000. The increase in minority interests during the three months ended March 31, 2001 was primarily due to the increase in losses incurred by CombiMatrix as a result of its continued expansion of research and development efforts and increased marketing and general and administrative expenses.

INFLATION

     Inflation has not had a significant impact on Acacia or its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2001, we had cash and short-term investments of $87.5 million on a consolidated basis, including discontinued operations, of which Acacia had $41.1 million and our subsidiaries had $46.4 million. Working capital was $64.5 million on a consolidated basis at March 31, 2001. Highlights of the financing and commitment activities for the three months ended March 31, 2001 include the following:

         o In January 2001, we completed a $19 million institutional private equity financing consisting of the sale of 1,107,274 units at offering price of $17.50 per unit in addition to 20,000 units in lieu of cash payments for finders' fees. Each unit consisting of one share of common stock and one three-year callable common stock purchase warrant.

         o In February 2001, the board of directors of Soundbreak.com, Inc., or Soundbreak.com, one of our majority-owned subsidiaries, resolved to cease operations as of February 15, 2001 and liquidate its remaining assets and liabilities. Accordingly, we reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss in 2000.

     As of March 31, 2001, we have no significant commitments for capital expenditures. We have no committed lines of credit or other committed funding. However, we anticipate that existing working capital reserves will provide sufficient funds for our operating expenses and investment activities for at least the next twelve months. For new or existing businesses that require additional capital needs above the funds provided by us, we intend to seek additional financing. There can be no assurance that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt, or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. Such financing transactions may be dilutive to existing investors.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by United States corporations. The primary objective of our investment activities is to preserve principal while maximizing interest income, without significantly increasing risk. To minimize risk, we maintain a portfolio of cash, cash equivalents and short-term investments in a variety of investment-grade securities and with a variety of issuers, including corporate notes, commercial paper and money market funds. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

                           PART II--OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

SOUNDVIEW TECHNOLOGIES

     On April 5, 2000, Soundview Technologies filed a patent infringement and antitrust lawsuit against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronics Manufacturers Association, and the Consumer Electronics Association in the United States District Court for the Eastern District of Virginia, alleging that television sets fitted with "V-chips" and sold in the United States infringe Soundview Technologies patent. The case is now pending in the U.S. District Court for the District of Connecticut, against Sony Corporation of America, Inc., the Consumer Electronic Manufacturers Association, the Consumer Electronics Association, Thomson Consumer Electronics, Inc., Mitsubishi Electronics America, Inc., Toshiba America Consumer Products, Inc., Sharp Electronics Corporation, Matsushita Electric Corporation of America and JVC Americas Corp. In December 2000, Soundview Technologies and Philips Electronics North America Corporation reached a confidential settlement agreement whereby Soundview Technologies will receive payment and grant a non-exclusive license of its V-chip patent to Philips Electronics North America Corporation. In the first quarter of 2001, Soundview Technologies entered into separate confidential settlement and/or license agreements with Hitachi America Ltd., L.G. Electronics, Inc., Daewoo Electronics Corporation of America, Samsung Electronics, Funai Electric Co., and Sanyo Manufacturing Corporation, whereby Soundview Technologies will receive payments and grant non-exclusive licenses of its V-chip patent. Also in the first quarter of 2001, Soundview Technologies settled its lawsuit with Pioneer Electronics
(USA) Inc., an affiliate of Pioneer Corporation.

COMBIMATRIX

     On November 28, 2000, Nanogen, Inc., or Nanogen, filed a complaint in the United States District Court for the Southern District of California, against CombiMatrix and Donald D. Montgomery, Ph.D., CombiMatrix's Senior Vice President, Chief Technology Officer and a director. Dr. Montgomery was employed by Nanogen as a senior research scientist between May 1994 and August 1995. The Nanogen complaint alleges, among other things, breach of contract, trade secret misappropriation, and that U.S. Patent No. 6,093,302 and other proprietary information belonging to CombiMatrix are instead the property of Nanogen. The complaint seeks, among other things, correction of inventorship on the patent, the assignment of rights in the patent and pending patent applications to Nanogen, an injunction preventing disclosure of trade secrets, damages for trade secret misappropriation and the imposition of a constructive trust. On March 9, 2001, CombiMatrix and Dr. Montgomery filed a counterclaim, alleging breach of express covenants not to sue or otherwise interfere with Dr. Montgomery arising out of a release signed by Nanogen in 1996. Although we believe that Nanogen's claims are without merit, we cannot predict the outcome of the litigation.


ITEM 2.   CHANGES IN SECURITIES

     In January 2001, we completed an institutional private equity financing raising gross proceeds of $19 million through the sale of 1,107,274 units at a purchase price of $17.50. Each unit consists of one share of Acacia's common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of Acacia's common stock at a price of $21.00 per share and is callable by Acacia once the closing bid price of Acacia's common stock averages $26.25 or above for 20 or more consecutive trading days on the NASDAQ National Market System. Acacia issued an additional 20,000 units in lieu of cash payments in conjunction with the private placement for finders' fees. Acacia's sale of these units was exempt from registration, as a private placement, under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS. The following exhibits are incorporated herein by reference:

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

------------------------

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

         (9) Incorporated by reference as Appendix B to the Definitive Proxy Statement on Schedule 14A filed on November 2, 1999 (SEC File No. 000-26068).

         (10) Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).

         (11) Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed on November 15, 1999. (SEC File No. 000-26068).

(b) Reports on Form 8-K

     On February 16, 2001, Acacia filed a Current Report on Form 8-K to report the closing of Soundbreak.com Incorporated.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ACACIA RESEARCH CORPORATION


                                        By: /s/   PAUL RYAN

                                                  Paul Ryan
                                  Chief Executive Officer (Authorized Signatory)




                                        By: /s/   CLAYTON J. HAYNES

                                                  Clayton J. Haynes
                                      Senior Vice President of Finance/Treasurer
                                             (Chief Accounting Officer)


Date: May 10, 2001