Form 10-Q
period 2001-06-30
ACACIA RESEARCH CORP
filed 2001-08-10
CIK 934549

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                       FOR THE QUARTER ENDED JUNE 30, 2001


                         COMMISSION FILE NUMBER 0-26068


                           ACACIA RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              95-4405754
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                     55 SOUTH LAKE AVENUE, PASADENA CA 91101
               (Address of principal executive offices) (Zip Code)


       Registrant's telephone number, including area code: (626) 396-8300


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     At August 8, 2001, the registrant had 17,755,374 shares of common stock, $0.001 par value, issued and outstanding.

================================================================================


                                     ACACIA RESEARCH CORPORATION
                                          TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION


         Item 1.  Consolidated Financial Statements


                  Unaudited Consolidated Balance Sheets as of June 30, 2001
                  and December 31, 2000.............................................................   3


                  Unaudited Consolidated Statements of Operations and Comprehensive Loss for the
                  Three Months Ended June 30, 2001 and 2000 and the Six Months Ended June 30, 2001
                  and 2000..........................................................................   4


                  Unaudited Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 2001 and 2000...........................................   5


                  Notes to Consolidated Financial Statements........................................   6


         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.............................................................  12


         Item 3.  Quantitative and Qualitative Disclosures About Market Risk........................  17


PART II. OTHER INFORMATION


         Item 1.  Legal Proceedings.................................................................  18

         Item 2.  Changes in Securities and Use of Proceeds.........................................  18

         Item 3.  Defaults upon Senior Securities...................................................  18

         Item 4.  Submission of Matters to a Vote of Security Holders...............................  19

         Item 5.  Other Information.................................................................  19

         Item 6.  Exhibits and Reports on Form 8-K..................................................  19


SIGNATURES..........................................................................................  20



                                          ACACIA RESEARCH CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                                  (UNAUDITED)

                                                                                          JUNE 30,      DECEMBER 31,
                                                                                            2001            2000
                                                                                         -----------     -----------
                                           ASSETS
Current assets
     Cash and cash equivalents .....................................................      $  47,920       $  35,953
     Other receivables .............................................................            112              68
     Prepaid expenses ..............................................................            396             369
     Short-term investments ........................................................         39,513          40,600
     Other assets ..................................................................          2,340           1,034
                                                                                         -----------     -----------
          Total current assets .....................................................         90,281          78,024
Property and equipment, net of accumulated depreciation ............................          5,516           3,727
Investment in affiliate, at equity .................................................            235             346
Investment in affiliate, at cost ...................................................          3,000           3,000
Patents, net of accumulated amortization ...........................................          8,101           9,038
Goodwill, net of accumulated amortization ..........................................          3,139           3,904
Other assets .......................................................................            251             477
                                                                                         -----------     -----------

                                                                                         $  110,523      $   98,516
                                                                                         ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable and accrued expenses .........................................      $   6,880       $   7,767
     Accrued stock compensation ....................................................         25,976          10,392
     Deferred revenues .............................................................          1,000              --
                                                                                         -----------     -----------
          Total current liabilities ................................................         33,856          18,159
Deferred income taxes ..............................................................          2,610           2,689
                                                                                         -----------     -----------

          Total liabilities ........................................................         36,466          20,848
                                                                                         -----------     -----------

Minority interests .................................................................          9,182          17,524
                                                                                         -----------     -----------

Stockholders' equity
     Common stock, par value $0.001 per share; 60,000,000 shares authorized;
        17,728,374 and 16,090,587 shares issued and outstanding as of June 30, 2001
        and December 31, 2000, respectively ........................................             18              16
     Additional paid-in capital ....................................................        134,845         116,017
     Warrants to purchase common stock .............................................            199              86
     Unrealized gain on short-term investments .....................................            116              77
     Accumulated deficit ...........................................................        (70,303)        (56,052)
                                                                                         -----------     -----------
          Total stockholders' equity ...............................................         64,875          60,144
                                                                                         -----------     -----------

                                                                                         $  110,523      $   98,516
                                                                                         ===========     ===========

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

                                                                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                                       --------------------- ---------------------
                                                                                        JUNE 30,   JUNE 30,   JUNE 30,   JUNE 30,
                                                                                          2001       2000       2001       2000
                                                                                       ---------- ---------- ---------- ----------
Revenues:
  License fee income ................................................................. $  10,000  $      --  $  12,440  $     --
  Grant revenue ......................................................................        91         --        274         17
  Other revenue ......................................................................        --         22         --         22
                                                                                       ---------- ---------- ---------- ----------
  Total revenues .....................................................................    10,091         22     12,714         39
                                                                                       ---------- ---------- ---------- ----------
Operating expenses:
  Research and development expenses (including stock compensation charges of
     $2,013 and $0 for the three months ended June 2001 and 2000, respectively; and,
     $4,411 and $0 for the six months ended June 2001 and 2000, respectively) ........     4,664        896     10,213      1,630
  Marketing, general and administrative expenses (including stock compensation charges of $5,176 and $12 for the three months ended June 2001 and 2000, respectively; and, $11,197 and $520 for the six months ended June 2001 and 2000,
     respectively) ...................................................................    14,679      2,808     26,548      4,907
  Amortization of patents and goodwill ...............................................       638        446      1,276        863
  Loss on disposal of consolidated subsidiary ........................................        --         --        128         --
                                                                                       ---------- ---------- ---------- ----------

  Total operating expenses ...........................................................    19,981      4,150     38,165      7,400
                                                                                       ---------- ---------- ---------- ----------

  Operating loss .....................................................................    (9,890)    (4,128)   (25,451)    (7,361)
                                                                                       ---------- ---------- ---------- ----------

Other income (expense):
  Interest income ....................................................................     1,029        555      2,224        921
  Interest expense ...................................................................        --         --         --         (1)
  Equity in losses of affiliates .....................................................       (55)      (538)      (110)      (824)
  Other income .......................................................................        10          4         61         24
                                                                                       ---------- ---------- ---------- ----------
  Total other income .................................................................       984         21      2,175        120
                                                                                       ---------- ---------- ---------- ----------

Loss from continuing operations before income taxes and minority interests ...........    (8,906)    (4,107)   (23,276)    (7,241)
Provision for income taxes ...........................................................      (228)        (2)      (528)        (7)
                                                                                       ---------- ---------- ---------- ----------

Loss from continuing operations before minority interests ............................    (9,134)    (4,109)   (23,804)    (7,248)
Minority interests ...................................................................     4,362        659      9,553      1,120
                                                                                       ---------- ---------- ---------- ----------

Loss from continuing operations ......................................................    (4,772)    (3,450)   (14,251)    (6,128)
Discontinued operations
  Loss from discontinued operations of Soundbreak.com ................................        --     (2,787)        --     (3,671)
                                                                                       ---------- ---------- ---------- ----------
Loss before cumulative effect of change in accounting principle ......................    (4,772)    (6,237)   (14,251)    (9,799)
Cumulative effect of change in accounting principle due to beneficial conversion feature      --         --         --       (246)
                                                                                       ---------- ---------- ---------- ----------
Net loss .............................................................................    (4,772)    (6,237)   (14,251)   (10,045)
  Unrealized gain on short-term investments ..........................................        --         --         39         --
                                                                                       ---------- ---------- ---------- ----------
Comprehensive loss ................................................................... $  (4,772) $  (6,237) $ (14,212) $ (10,045)
                                                                                       ========== ========== ========== ==========
Loss per common share:
 Basic
  Loss from continuing operations .................................................... $   (0.27) $   (0.24) $   (0.82) $   (0.42)
  Loss from discontinued operations .................................................. $      --  $   (0.19) $      --  $   (0.25)
  Cumulative effect of change in accounting principle ................................ $      --  $      --  $      --  $   (0.02)
                                                                                       ---------- ---------- ---------- ----------
Net loss ............................................................................. $   (0.27) $   (0.43) $   (0.82) $   (0.69)
                                                                                       ========== ========== ========== ==========

 Diluted
  Loss from continuing operations .................................................... $   (0.27) $   (0.24) $   (0.82) $   (0.42)
  Loss from discontinued operations .................................................. $      --  $   (0.19) $      --  $   (0.25)
  Cumulative effect of change in accounting principle ................................ $      --  $      --  $      --  $   (0.02)
                                                                                       ---------- ---------- ---------- ----------
Net loss ............................................................................. $   (0.27) $   (0.43) $   (0.82) $   (0.69)
                                                                                       ========== ========== ========== ==========

Weighted average number of common and potential common shares outstanding used in computation of loss per share:
  Basic ..............................................................................17,725,935 14,515,149 17,482,384 14,521,311
  Diluted ............................................................................17,725,935 14,515,149 17,482,384 14,521,311


                                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                                        THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                               ACACIA RESEARCH CORPORATION
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                       (UNAUDITED)


                                                                                               SIX MONTHS ENDED
                                                                                         ----------------------------
                                                                                         JUNE 30, 2001  JUNE 30, 2000
                                                                                         -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations ........................................................   $  (14,251)    $   (6,128)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
         Depreciation and amortization .................................................        1,740          1,275
         Equity in loss of affiliates ..................................................          110            824
         Minority interests in net losses ..............................................       (9,553)        (6,564)
         Compensation expense relating to stock options/warrants .......................       15,608            520
         Deferred tax benefit ..........................................................          (79)            --
         Other .........................................................................          361             --
Changes in assets and liabilities, net of effects of acquisitions:
         Other receivables, prepaid expenses and other assets ..........................         (922)           (86)
         Accounts payable, accrued expenses and other liabilities ......................        1,364            (80)
                                                                                            ----------     ----------
         Net cash used in operating activities of continuing operations ................       (5,622)       (10,239)
         Net cash used in operating activities of discontinued operations ..............       (1,698)        (4,504)
                                                                                            ----------     ----------
         Net cash used in operating activities .........................................       (7,320)       (14,743)
                                                                                            ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital contribution to equity investments ....................................           --            (33)
         Purchase of property and equipment ............................................       (2,602)          (469)
         Proceeds from sale of property and equipment ..................................           48             --
         Purchase of short-term investments ............................................      (11,120)            --
         Sale of short-term investments ................................................       11,923             --
         Purchase of common stock from minority stockholders of subsidiaries ...........         (584)            --
                                                                                            ----------     ----------
         Net cash used in investing activities of continuing operations ................       (2,335)          (502)
         Net cash provided by (used in) investing activities of discontinued operations.          137           (831)
                                                                                            ----------     ----------
         Net cash used in investing activities .........................................       (2,198)        (1,333)
                                                                                            ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options and warrants ..........................        1,165         16,283
         Capital contributions from minority stockholders of subsidiaries,
             net of issuance costs .....................................................        1,749         16,836
         Proceeds from sale of common stock, net of issuance costs .....................       18,361             --
                                                                                            ----------     ----------
         Net cash provided by financing activities .....................................       21,275         33,119
                                                                                            ----------     ----------
         Increase in cash and cash equivalents .........................................       11,757         17,043
         Cash and cash equivalents, beginning ..........................................       36,163         37,631
                                                                                            ----------     ----------
         Cash and cash equivalents, ending .............................................    $  47,920      $  54,674
                                                                                            ==========     ==========

Schedule of non-cash investing activity:

   Accrued payments for purchase of common stock from minority stockholders
     of subsidiary .....................................................................    $     517      $      --
                                                                                            ==========     ==========

                                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                                        THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ACACIA RESEARCH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

         Acacia Research Corporation ("Acacia" or "we") develops and operates life science and enabling technology companies. Our core technology opportunity has been developed through our majority-owned subsidiary, CombiMatrix Corporation ("CombiMatrix"). We intend to build and acquire companies in the life sciences field, including companies that will utilize CombiMatrix's new biochip technology.

         Our other majority-owned subsidiaries are: (1) Soundview Technologies, Incorporated ("Soundview Technologies"), a wholly owned subsidiary that owns intellectual property related to the telecommunications field, including a television blanking system, also known as the "V-chip," which it licenses to television manufacturers, and (2) Advanced Material Sciences, Inc., a development-stage entity with no operating history, which holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material sciences. Our subsidiaries have primarily relied upon selling equity securities, including sales to us and loans from us, to generate the funds they need to finance implementation of their operating plans.

         We also hold minority-ownership positions in Advanced Data Exchange Corporation, which provides an electronic exchange to facilitate trading relationships and document exchange, and Greenwich Information Technologies, LLC, a licensing company for an international portfolio of video-on-demand and audio-on-demand patents.

         In January 2001, we completed an institutional private equity financing raising gross proceeds of $19 million through the issuance of 1,107,274 units. Each unit consists of one share of our common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase one share of our common stock at a price of $21.00 per share and is callable by us once the closing bid price of our common stock averages $26.25 or above for 20 or more consecutive trading days on the NASDAQ National Market System. We issued an additional 20,000 units in lieu of cash payments for finders' fees in conjunction with the private placement.

         In June 2001, our ownership interest in Soundview Technologies increased from 67% to 100%, following Soundview Technologies' completion of a stock repurchase transaction with the former minority stockholders of the company. Soundview repurchased the stock of the former minority stockholders in exchange for a cash payment and the grant to such stockholders of the right to receive 26% of future net revenues generated by the company's current patent portfolio, which includes its V-chip patent.

         During the first and second quarter of 2001, Soundview Technologies executed separate license agreements with Samsung Electronics, Hitachi America, Ltd., LG Electronics, Inc., Funai Electric Co. Ltd., Daewoo Electronics Corporation of America, Sanyo Manufacturing Corporation, Thomson Multimedia, Inc. and JVC Americas Corporation. In addition, Soundview Technologies settled its lawsuits with Pioneer Electronics (USA) Incorporated, an affiliate of Pioneer Corporation, and received a payment from Philips Electronics pursuant to a license agreement, signed in December 2000. Certain of these license agreements constitute settlements of patent infringement litigation brought by Soundview Technologies. The settlement and license agreements provide for a total of $13.39 million in licensing payments to Soundview Technologies, and grant non-exclusive licenses of Soundview Technologies' U.S. Patent No. 4,554,584 to the respective manufacturers. Certain of the settlement and license agreements provide for future royalty payments to Soundview Technologies. We received and recognized as revenue $2,390,000 of the license payments during the three months ended March 31, 2001 and $10,000,000 of the license payments during the three months ended June 30, 2001.

         In May 2001, Advanced Material Sciences, Inc. completed a private equity financing raising gross proceeds of $2 million through the issuance of 2,000,000 shares of common stock. Advanced Material Sciences, Inc. issued an additional 29,750 shares of common stock, in lieu of cash payments, and warrants to purchase approximately 54,000 shares of common stock, in conjunction with the private placement for finders' fees. Each common stock purchase warrant entitles the holder to purchase shares of Advanced Material Sciences, Inc. common stock at a price of $1.10 per share.

         We were incorporated on January 25, 1993 under the laws of the State of California. On December 28, 1999, we changed our state of incorporation from California to Delaware. Our stockholders also approved an increase in the number of our authorized shares of common stock from 30 million to 60 million and authorized the issuance of up to 20 million shares of preferred stock, whose rights, privileges, preference and powers would be determined at a later date.

                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION-The accompanying unaudited consolidated financial statements contain all adjustments which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of Acacia and its subsidiaries at June 30, 2001 and the consolidated results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. This interim financial information and notes thereto should be read in conjunction with Acacia's Annual Report on Form 10-K for the year ended December 31, 2000. Acacia's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

         PRINCIPLES OF CONSOLIDATION-The accompanying unaudited consolidated financial statements include the accounts of Acacia and its wholly owned and majority-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

         RECLASSIFICATIONS-Certain reclassifications of the prior year's amounts have been made to conform to the 2001 presentation.

         REVENUE RECOGNITION-License fee income is recognized as revenue when
(i) all obligations have been performed pursuant to the terms of the license agreement, (ii) amounts are fixed or determinable and (iii) collectibility of amounts is reasonably assured. Revenue from government grant and contract activities is accounted for in the period the services are performed on a percentage-of-completion method of accounting and when the services have been approved by the grantor and collectibility is reasonably assured. Amounts recognized under the percentage-of-completion method are limited to amounts due from customers based on contract or grant terms.

         LOSS PER SHARE-Loss per share is presented on both a basic and diluted basis. A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                ------------------------- ------------------------
                                                                        JUNE 30,                   JUNE 30,
                                                                    2001         2000         2001         2000
                                                                ------------ ------------ ------------ ------------
Weighted Average Number of Common Shares Outstanding
     Used in Computation of Basic EPS ........................   17,725,935   14,515,149   17,482,384   14,521,311
Dilutive Effect of Outstanding Stock Options and Warrants(a) .            -            -            -            -
Weighted Average Number of Common and Potential Common
     Shares Outstanding Used in Computation of Diluted EPS ...   17,725,935   14,515,149   17,482,384   14,521,311

(a) Potential common shares of 163,882 and 963,770 for the three months ended June 30, 2001 and June 30, 2000, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive. Potential common shares of 671,090 and 1,258,676 for the six months ended June 30, 2001 and June 30, 2000, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.


         SHORT-TERM INVESTMENTS-Our short-term investments are held in a variety of interest bearing instruments including high-grade corporate bonds, commercial paper and money market accounts. Investments in securities with maturities of less than one year are classified as short-term investments. Investments are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Currently, we classify our securities as available-for-sale, which are reported at fair value. Related unrealized gains and losses in the value of securities are included in other comprehensive income
(loss). The carrying value of those investments approximates their cost at June 30, 2001. Realized and unrealized gains and losses are based on the specific identification method.

                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENT ACCOUNTING PRONOUNCEMENTS-In late July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. We believe that the adoption of SFAS No. 141 will not have a material effect on our consolidated results of operations or financial position.

         SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment periodically. We will adopt SFAS No. 142 effective January 1, 2002. The impact, if any, of the adoption of SFAS No. 142 on our consolidated results of operations or financial position is not known at this time.


3. SEGMENT INFORMATION

         Acacia has three reportable segments as follows:

         CORPORATE PORTFOLIO-The Corporate Portfolio segment consists of Acacia Research Corporation, which develops and operates life science and enabling technology companies.

         COMBIMATRIX-CombiMatrix is developing a proprietary biochip array processor system that integrates semiconductor technology with new developments in biotechnology and chemistry.

         SOUNDVIEW TECHNOLOGIES-Soundview Technologies owns intellectual property related to the telecommunications field, including a television blanking system, also known as the "V-chip," which it licenses to television manufacturers.

         We evaluate segment performances based on revenue earned and cost versus earnings potential of future completed products or services. Material intercompany transactions and transfers have been eliminated in consolidation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies.

         The table below presents information about our reportable segments in continuing operations for the three months ended June 30, 2001 and 2000 (in thousands):

                                                         CORPORATE                SOUNDVIEW
THREE MONTHS ENDED JUNE 30, 2001                         PORTFOLIO  COMBIMATRIX  TECHNOLOGIES   OTHER     TOTAL
--------------------------------                         ---------  -----------  ------------  -------  ---------
Revenue..............................................    $     --    $     91     $ 10,000     $   --   $ 10,091
Amortization of patents and goodwill.................         633          --            5         --        638
Other income.........................................          10          --           --         --         10
Interest income......................................         438         521           32         38      1,029
Equity in losses of affiliate........................          55          --           --         --         55
Loss (income) before minority interests and income
   taxes.............................................       1,376      12,489       (5,055)        96      8,906
Segment assets.......................................      54,977      39,180        6,326      4,820    105,303
Investment in affiliate, at equity...................         235          --           --         --        235
Investment in affiliate, at cost.....................       3,000          --           --         --      3,000
Capital expenditures.................................          --       1,083            2         --      1,085


                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)



3. SEGMENT INFORMATION (CONTINUED)


                                                         CORPORATE                SOUNDVIEW
THREE MONTHS ENDED JUNE 30, 2000                         PORTFOLIO  COMBIMATRIX  TECHNOLOGIES   OTHER     TOTAL
--------------------------------                         ---------  -----------  ------------  -------  ---------
Revenue..............................................    $     --    $     --     $     --     $   22   $     22
Amortization of patents and goodwill.................         442          --            4         --        446
Other income.........................................           4          --           --         --          4
Interest income......................................         312         219           --         24        555
Equity in losses of affiliates.......................         538          --           --         --        538
Loss before minority interests and income
   taxes.............................................       2,311       1,300           73        423      4,107
Segment assets.......................................      34,738      17,427          144      1,956     54,265
Investments in affiliates, at equity.................       3,845          --           --         --      3,845
Investment in affiliate, at cost.....................       3,000          --           --         --      3,000
Capital expenditures.................................         264         108           --          3        375


         The table below presents information about our reportable segments in continuing operations for the six months ended June 30, 2001 and 2000 (in thousands):


                                                         CORPORATE                SOUNDVIEW
SIX MONTHS ENDED JUNE 30, 2001                           PORTFOLIO  COMBIMATRIX  TECHNOLOGIES   OTHER     TOTAL
--------------------------------                         ---------  -----------  ------------  -------  ---------

Revenue..............................................    $     --    $    274     $ 12,390     $   50   $ 12,714
Amortization of patents and goodwill.................       1,261          --           10          5      1,276
Other income.........................................          61          --           --         --         61
Interest income......................................         898       1,216           35         75      2,224
Equity in losses of affiliate........................         110          --           --         --        110
Loss (income) before minority interests and income
   taxes.............................................       4,061      25,500       (6,409)       124     23,276
Segment assets.......................................      54,977      39,180        6,326      4,820    105,303
Investment in affiliate, at equity...................         235          --           --         --        235
Investment in affiliate, at cost.....................       3,000          --           --         --      3,000
Capital expenditures.................................          37       2,559            6         --      2,602


                                                         CORPORATE                SOUNDVIEW
SIX MONTHS ENDED JUNE 30, 2000                           PORTFOLIO  COMBIMATRIX  TECHNOLOGIES   OTHER     TOTAL
--------------------------------                         ---------  -----------  ------------  -------  ---------

Revenue..............................................    $     --    $     17     $     --     $   22   $     39
Amortization of patents and goodwill.................         856          --            7         --        863
Other income.........................................          24          --           --         --         24
Interest income......................................         638         236           --         47        921
Interest expense.....................................           1          --           --         --          1
Equity in losses of affiliates.......................         824          --           --         --        824
Loss before minority interests and income
   taxes.............................................       4,400       2,185          151        505      7,241
Segment assets.......................................      34,738      17,427          144      1,956     54,265
Investments in affiliates, at equity.................       3,845          --           --         --      3,845
Investment in affiliate, at cost.....................       3,000          --           --         --      3,000
Capital expenditures.................................         358         108           --          3        469


                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


4. DEFERRED NON-CASH STOCK COMPENSATION CHARGES

         During the year ended December 31, 2000, our majority-owned subsidiary, CombiMatrix, recorded deferred non-cash stock compensation charges aggregating approximately $53.8 million in connection with the granting of stock options. Pursuant to Acacia's policy, the stock options were granted at exercise prices equal to the fair value of the underlying CombiMatrix stock on the date of grant as determined by Acacia. However, such exercise prices were subsequently determined to be below fair value due to a substantial step-up in the fair value of CombiMatrix pursuant to a valuation provided by an investment banker in contemplation of a potential CombiMatrix initial public offering. In connection with the proposed CombiMatrix initial public offering and pursuant to SEC rules and guidelines, we were required to reassess the value of stock options issued during the one-year period preceding the potential initial public offering and utilize the stepped-up fair value provided by the investment banker for purposes of determining whether such stock option issuances were compensatory, resulting in the calculation of the $53.8 million in deferred non-cash stock compensation charges. These non-cash deferred stock compensation charges are being amortized over the respective option grant vesting periods which range from one to four years. The table below reflects the non-cash deferred stock compensation amortization expense recorded by CombiMatrix for the year ended December 31, 2000 and the six months ended June 30, 2001, and the non-cash deferred stock compensation amortization expense to be recorded for each of the next fourteen quarters from July 1, 2001 through December 31, 2004 (excluding options granted subsequent to December 31, 2000) as follows:

                         FIRST        SECOND         THIRD        FOURTH
               YEAR     QUARTER       QUARTER       QUARTER       QUARTER               TOTAL
               ----   ------------  ------------  ------------  ------------        -------------
               2000   $    73,000   $   487,000   $ 1,418,000   $ 7,731,000         $  9,709,000
               2001     7,597,000     6,875,000     6,213,000     4,130,000           24,815,000
               2002     3,392,000     3,174,000     3,111,000     1,954,000           11,631,000
               2003     1,668,000     1,598,000     1,469,000       881,000            5,616,000
               2004     1,280,000       339,000       317,000        62,000            1,998,000
                                                                                    -------------

             Total CombiMatrix deferred non-cash stock compensation charges
                 (excluding options granted subsequent to December 31, 2000)          53,769,000

             Less amounts amortized to date:
                 Amortization through December 31, 2000                               (9,709,000)
                 Amortization for the six months ended June 30, 2001                 (14,472,000)
                                                                                    -------------

             Remaining deferred non-cash stock compensation as of June 30, 2001
                 (excluding options granted subsequent to December 31, 2000)        $ 29,588,000
                                                                                    =============

         Liabilities for recognized non-cash stock compensation expenses through June 30, 2001 relating to unexercised options are included in accrued stock compensation in the consolidated balance sheets. The remaining deferred non-cash stock compensation balance as of June 30, 2001 represents the future non-cash deferred stock compensation expense which will be amortized and reflected in our consolidated statement of operations and comprehensive loss as non-cash stock compensation charges over the next fourteen quarters from July 1, 2001 through December 31, 2004 (excluding options granted subsequent to December 31, 2000). Amounts to be amortized in future periods reflected above may be impacted by certain subsequent stock option transactions including modification of terms, cancellations, forfeitures and other activity.

                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


5. SUBSEQUENT EVENTS

         In July 2001, our majority-owned subsidiary, CombiMatrix, entered into a non-exclusive worldwide license, supply, research and development agreement with Roche Diagnostics ("Roche"). Under the terms of the agreement, it is contemplated that Roche will purchase, use and resell CombiMatrix's biochips (microarrays) and related technology for rapid production of customizable biochips. Additionally, CombiMatrix and Roche will develop a platform technology, providing a range of standardized biochips for use in important research applications. Roche will make payments for the deliverables contemplated and expanded license rights.

         The agreement allows Roche in the future to use, develop and resell licensed CombiMatrix products in diagnostic applications. The agreement includes a revenue sharing arrangement and has a term of 15 years. The agreement provides for minimum payments by Roche to CombiMatrix over the first three years, including royalties and payments for products and R&D projects.

         In July 2001, our wholly owned subsidiary, Soundview Technologies, executed a license agreement with Orion Electric Co., Ltd., whereby Soundview Technologies will receive payment and grant a non-exclusive license of its U.S. Patent No. 4,554,584 to Orion Electric Co., Ltd., a manufacturer of televisions sold under the Orion and Sansui brands.

         In August 2001, CombiMatrix entered into a license and supply agreement with the National Aeronautics and Space Administration (NASA). The agreement provides for the license, purchase and use by the NASA Ames Research Center of CombiMatrix's active biochips (microarrays) and related technology to conduct biological research in both terrestrial laboratories and in space.

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

         This report contains forward-looking statements which include, but are not limited to, statements concerning projected revenues, expenses, gross profit and income, capital expenditures, regulatory matters, the need for additional capital, the competitive nature of our markets, the status of evolving technologies and their growth potential, accounting matters and the success of pending litigation. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which Acacia and its subsidiaries operate and other circumstances affecting anticipated revenues and costs. Acacia expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

GENERAL

         The following discussion is based primarily on our consolidated balance sheet as of June 30, 2001 and on our operations for the period from January 1, 2001 to June 30, 2001. The discussion compares the activities for the three and six months ended June 30, 2001 to the activities for the three and six months ended June 30, 2000. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                              -----------------------------   -----------------------------
                                                                        JUNE 30,                         JUNE 30,
                                                                  2001            2000             2001           2000
                                                              -------------   -------------   -------------   -------------
Revenues ..................................................   $ 10,091,000    $     22,000    $ 12,714,000    $     39,000
Operating expenses ........................................    (19,981,000)     (4,150,000)    (38,165,000)     (7,400,000)
Other income, net .........................................        984,000          21,000       2,175,000         120,000
Minority interests ........................................      4,362,000         659,000       9,553,000       1,120,000
Loss from discontinued operations of
    Soundbreak.com ........................................             --      (2,787,000)             --      (3,671,000)
Cumulative effect of change in accounting principle .......             --              --              --        (246,000)
Provision for income taxes ................................       (228,000)         (2,000)       (528,000)         (7,000)
                                                              -------------   -------------   -------------   -------------
Net loss ..................................................   $ (4,772,000)   $ (6,237,000)   $(14,251,000)   $(10,045,000)
                                                              =============   =============   =============   =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2000

         LICENSE FEE INCOME. During the three months ended June 30, 2001, license fee income was $10,000,000 as compared to no license fee income during the three months ended June 30, 2000. During the six months ended June 30, 2001, license fee income was $12,440,000 as compared to no license fee income during the six months ended June 30, 2000. The increase in license fee income for the three and six month periods ended June 30, 2001 resulted primarily from the settlement of patent infringement litigation brought by Soundview Technologies and includes settlement amounts received from nine television manufacturers during the first half of 2001. Pursuant to the terms of the respective settlement agreements with each of the nine manufacturers, Soundview Technologies also granted to such manufacturers non-exclusive licenses for its U.S. Patent No. 4,554,584.

         GRANT REVENUE. During the three months ended June 30, 2001, grant revenue was $91,000 as compared to no grant revenue during the three months ended June 30, 2000. During the six months ended June 30, 2001, grant revenue was $274,000 as compared to $17,000 during the six months ended June 30, 2000. CombiMatrix was awarded two Phase I Small Business Innovative Research, or SBIR, grants in July 1999 from the Department of Energy and the Department of Defense. In January 2000, CombiMatrix was further awarded a Phase II SBIR Department of Defense contract for the use of its biochip technology to develop nanode array sensor microchips. The increase in grant revenue during the three and six month periods ended June 30, 2001 resulted from CombiMatrix's continuing performance under the Phase II SBIR Department of Defense contract.

         OTHER REVENUE. During the three and six months ended June 30, 2001, there were no other revenues as compared to $22,000 during the three and six months ended June 30, 2000. The decrease in other revenues in 2001 was due to the December 2000 exit from our investment in the majority-owned subsidiary from which the other revenue was derived during 2000.

         OPERATING EXPENSES. Total operating expenses increased to $19,981,000 ($13,086,000 related to CombiMatrix) during the three months ended June 30, 2001 from $4,150,000 ($1,471,000 related to CombiMatrix) during the three months ended June 30, 2000. Total operating expenses increased to $38,165,000 ($26,962,000 related to CombiMatrix) during the six months ended June 30, 2001 from $7,400,000 ($2,389,000 related to CombiMatrix) during the six months ended June 30, 2000. The increase in operating expenses for the three and six months ended June 30, 2001 as compared to the same periods in 2000 was primarily due to an increase in salary and benefit expenses resulting from an increase in the number of CombiMatrix's research and development and general and administrative personnel, $14.8 million (six months) and $7.2 million (three months) in non-cash stock compensation charges related to a substantial step-up in the value of CombiMatrix in connection with its proposed initial public offering in 2000, continued expansion of CombiMatrix's research and development efforts and increased legal fees related to Soundview Technologies' patent infringement settlements.

         RESEARCH AND DEVELOPMENT EXPENSES. During the three months ended June 30, 2001, research and development expense was $4,664,000, all of which related to CombiMatrix, as compared to $896,000, of which $883,000 related to CombiMatrix, during the three months ended June 30, 2000. During the six months ended June 30, 2001 research and development expense was $10,213,000, all of which related to CombiMatrix, as compared to $1,630,000, of which $1,579,000 related to CombiMatrix, during the six months ended June 30, 2000. The increase in research and development expense for the three and six months ended June 30, 2001 as compared to the same periods in 2000 was due to an increase in non-cash stock compensation charges and CombiMatrix's continued expansion of research and development efforts, including an increase in the number of CombiMatrix research and development personnel and an increase in research and development supplies and related expenditures.

         For the three months ended June 30, 2001, research and development expense included non-cash stock compensation charges, all of which related to CombiMatrix, totaling $2,013,000. For the six months ended June 30, 2001, research and development expense included non-cash stock compensation charges, all of which related to CombiMatrix, totaling $4,411,000. For the three and six months ended June 30, 2000, research and development expense for non-cash stock compensation was not material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. We incurred marketing, general and administrative expenses of $14,679,000 ($8,422,000 related to CombiMatrix) for the three months ended June 30, 2001, compared to $2,808,000 ($636,000 related to CombiMatrix) during the three months ended June 30, 2000. We incurred marketing, general and administrative expenses of $26,548,000 ($16,749,000 related to CombiMatrix) for the six months ended June 30, 2001, compared to $4,907,000 ($858,000 related to CombiMatrix) during the six months ended June 30, 2000. The increase in marketing, general and administrative expenses for the three and six months ended June 30, 2001, as compared to the same periods in 2000 was primarily due to an increase in non-cash stock compensation charges, the continued expansion of CombiMatrix's operations including an increase in salaries and benefits due to an increase in the number of CombiMatrix personnel, an increase in personnel recruitment and relocation expenses, an increase in rent and utilities expenses relating to CombiMatrix's move to larger office facilities during the first quarter of 2001 and an increase in legal fees related to Soundview Technologies' patent infringement settlements.

         Marketing, general and administrative expenses included $5,176,000 ($5,165,000 related to CombiMatrix) and $12,000 of non-cash stock compensation charges for the three months ended June 30, 2001 and 2000, respectively. Marketing, general and administrative expenses included $11,197,000 ($10,364,000 related to CombiMatrix) and $520,000 of non-cash stock compensation charges for the six months ended June 30, 2001 and 2000, respectively.

         AMORTIZATION OF PATENTS AND GOODWILL. During the three months ended June 30, 2001, amortization expense relating to patents and goodwill was $638,000 as compared to $446,000 during the three months ended June 30, 2000. During the six months ended June 30, 2001, amortization expense relating to patents and goodwill was $1,276,000 as compared to $863,000 during the six months ended June 30, 2000. As a result of our purchase of additional equity interests in CombiMatrix in July 2000, we are incurring amortization expense each quarter for periods ranging from two to twenty years relating to the intangible assets acquired. Amortization expenses at or above the current level are expected to continue for the foreseeable future.

         OTHER INCOME, NET. For the three months ended June 30, 2001, other income, net (primarily comprised of interest income, equity in losses of affiliates and other) was $984,000 as compared to $21,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001, other income, net was $2,175,000 as compared to $120,000 for the six months ended June 30, 2000.

         INTEREST INCOME. During the three months ended June 30, 2001, interest income was $1,029,000 as compared to $555,000 during the three months ended June 30, 2000. During the six months ended June 30, 2001, interest income was $2,224,000 as compared to $921,000 during the six months ended June 30, 2000. The increase in interest income was due to higher cash balances in the three and six months ended June 30, 2001 as compared to the same periods in 2000. In August 2000, CombiMatrix completed a private equity financing raising gross proceeds of $36 million through the sale of four million shares of CombiMatrix common stock. In January 2001, Acacia completed an institutional private equity financing raising gross proceeds of $19 million. In addition, during the six months ended June 30, 2001, Soundview Technologies received a total of $13.39 million in licensing payments (before deduction of related expenses) from several television manufacturers, which contributed to the net increase in cash balances during the period.

         EQUITY IN LOSSES OF AFFILIATES. During the three months ended June 30, 2001, equity in losses of affiliates was $55,000 as compared to $538,000 during the three months ended June 30, 2000. Losses during the three months ended June 30, 2001 were comprised of a loss of $55,000 for our investment in Greenwich Information Technologies, LLC, as determined by the equity method of accounting. Losses during the three months ended June 30, 2000 were comprised of a loss of $74,000 for our investment in Signature-mail.com, a loss of $56,000 for our investment in Greenwich Information Technologies, LLC, a loss of $9,000 for our investment in Whitewing Labs and a loss of $399,000 for our investment in Mediaconnex, as determined by the equity method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

         During the six months ended June 30, 2001, equity in losses of affiliates was $110,000 as compared to $824,000 during the six months ended June 30, 2000. Losses during the six months ended June 30, 2001 were comprised of a loss of $110,000 for our investment in Greenwich Information Technologies, LLC, as determined by the equity method of accounting. Losses during the six months ended June 30, 2000 were comprised of a loss of $148,000 for our investment in Signature-mail.com, a loss of $105,000 for our investment in Greenwich Information Technologies, LLC, a loss of $28,000 for our investment in Whitewing Labs and a loss of $543,000 for our investment in Mediaconnex, as determined by the equity method of accounting.

         We wrote off our equity investments in Mediaconnex, Signature-mail.com and Whitewing Labs as of December 31, 2000.

         MINORITY INTERESTS. Minority interests in the losses of consolidated subsidiaries increased to $4,362,000 in the three months ended June 30, 2001 as compared to $659,000 in the three months ended June 30, 2000. Minority interests in the losses of consolidated subsidiaries increased to $9,553,000 in the six months ended June 30, 2001 as compared to $1,120,000 in the six months ended June 30, 2000. The increase in minority interests during the three and six months ended June 30, 2001 was primarily due to the increase in losses incurred by CombiMatrix as a result of its continued expansion of research and development efforts and increased marketing, general and administrative expenses. The increase in minority interests resulting from CombiMatrix's increased losses was partially offset by minority interests in the income of Soundview Technologies for the three and six months ended June 30, 2001.

INFLATION

         Inflation has not had a significant impact on Acacia or its subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, we had cash and short-term investments of $87.4 million on a consolidated basis, including discontinued operations, of which Acacia had $40.8 million and our subsidiaries had $46.6 million. Working capital was $56.4 million on a consolidated basis at June 30, 2001. Highlights of the financing and commitment activities for the three months ended June 30, 2001 include the following:


     o In May 2001, our majority-owned subsidiary, Advanced Material Sciences, Inc. completed a private equity financing raising gross proceeds of $2 million through the issuance of 2,000,000 shares of common stock. Advanced Material Sciences, Inc. issued an additional 29,750 shares of common stock, in lieu of cash payments, and warrants to purchase approximately 54,000 shares of common stock, in conjunction with the private placement for finders' fees. Each common stock purchase warrant entitles the holder to purchase one share of Advanced Material Sciences, Inc. common stock at a price of $1.10 per share.

     o In June 2001, our ownership interest in Soundview Technologies increased from 67% to 100%, following Soundview Technologies' completion of a stock repurchase transaction with the former minority stockholders of the company. Soundview repurchased the stock of the former minority stockholders in exchange for a cash payment and the right to receive 26% of future net revenues generated by the company's current patent portfolio, which includes its V-chip patent.

         As of June 30, 2001, we have no significant commitments for capital expenditures. We have no committed lines of credit or other committed funding. However, we anticipate that existing working capital reserves will provide sufficient funds for our operating expenses and investment activities for at least the next twelve months. For new or existing businesses that require additional capital needs above the funds provided by us, we intend to seek additional financing. There can be no assurance that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. Such financing transactions may be dilutive to existing investors.

RECENT ACCOUNTING PRONOUNCEMENTS

         In late July 2001, the Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. We believe that the adoption of SFAS No. 141 will not have a material effect on our consolidated results of operations or financial position.

         SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. We will adopt SFAS No. 142 effective January 1, 2002. The impact, if any, of the adoption of SFAS No. 142 on our consolidated results of operations or financial position is not known at this time.

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

                           PART II--OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

SOUNDVIEW TECHNOLOGIES

         On April 5, 2000, Soundview Technologies filed a patent infringement and antitrust lawsuit against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronic Manufacturers Association and the Consumer Electronics Association in the United States District Court for the Eastern District of Virginia, alleging that television sets fitted with "V-chips" and sold in the United States infringe Soundview Technologies' patent. The case is now pending in the U.S. District Court for the District of Connecticut against Sony Corporation of America, Inc., Sony Electronics, Inc., the Electronics Industries Alliance, the Consumer Electronic Manufacturers Association, Mitsubishi Digital Electronics America, Inc., Mitsubishi Electronics America, Inc., Toshiba America Consumer Products, Inc., Matsushita Electric Corporation of America and Sharp Electronics Corporation. Prior to the second quarter of 2001, Soundview Technologies entered into separate confidential settlement and/or license agreements with Philips Electronics North America Corporation, Pioneer Electronics (USA) Inc., Hitachi America Ltd., LG Electronics, Inc., Daewoo Electronics Corporation of America, Samsung Electronics, Funai Electric Co., and Sanyo Manufacturing Corporation, whereby Soundview Technologies will receive payments and grant non-exclusive licenses of its V-chip patent. In the second quarter of 2001, Soundview Technologies executed separate confidential settlement and/or license agreements with JVC Americas Corporation and Thomson Multimedia, Inc., whereby Soundview Technologies will receive payments and grant non-exclusive licenses of its V-chip patent.

COMBIMATRIX

         On November 28, 2000, Nanogen, Inc., or Nanogen, filed a complaint in the United States District Court for the Southern District of California against CombiMatrix and Donald D. Montgomery, Ph.D., CombiMatrix's Senior Vice President, Chief Technology Officer and a director of CombiMatrix. Dr. Montgomery was employed by Nanogen as a senior research scientist between May 1994 and August 1995. The Nanogen complaint alleges, among other things, breach of contract, trade secret misappropriation and that U.S. Patent No. 6,093,302 and other proprietary information belonging to CombiMatrix are instead the property of Nanogen. The complaint seeks, among other things, correction of inventorship on the patent, the assignment of rights in the patent and pending patent applications to Nanogen, an injunction preventing disclosure of trade secrets, damages for trade secret misappropriation and the imposition of a constructive trust. On March 9, 2001, CombiMatrix and Dr. Montgomery filed a counterclaim, alleging breach of express covenants not to sue or otherwise interfere with Dr. Montgomery arising out of a release signed by Nanogen in 1996. On April 4, 2001, Nanogen filed a motion to dismiss the counterclaim, which the court denied in its entirety on July 27, 2001. CombiMatrix intends to vigorously defend the lawsuit and pursue the counterclaim. Although we believe that Nanogen's claims are without merit, we cannot predict the outcome of the litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Acacia held its annual meeting of stockholders (the "Annual Meeting") on May 22, 2001 in Pasadena, California. At the Annual Meeting, the following persons were elected directors for a three-year term ending in 2004 based on the voting results below:

          Name                             For                      Withheld
          ----                             ---                      --------
          Robert L. Harris II              13,261,878               224,671
          Fred A. de Boom                  13,242,878               243,671

         The following persons' terms as directors continued after the Annual Meeting and end in 2002: Thomas B. Akin and Edward W. Frykman.

         The following persons' terms as directors continued after the Annual Meeting and end in 2003: Gerald D. Knudson and Paul R. Ryan.

         The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of Acacia for the fiscal year ending December 31, 2001. The voting results were as follows:

          For                              Against                  Abstain
          ---                              -------                  -------
          13,377,840                       75,027                   33,682


ITEM 5. OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         3.1 Amended and Restated Bylaws of Acacia Research Corporation, dated as of March 28, 2000
         10.1* Research & Development Agreement by and between CombiMatrix Corporation and Roche Diagnostics GmbH, dated as of June 18, 2001
         10.2* License and Supply Agreement by and between CombiMatrix Corporation and Roche Diagnostics GmbH, dated as of July 1, 2001

---------------
* Confidential treatment requested for portions of these exhibits.

(b) Reports on Form 8-K

         The Company has not filed any Reports on Form 8-K during this reporting period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ACACIA RESEARCH CORPORATION


                              By: /S/  PAUL RYAN
                                  ----------------------------------------------
                                  Paul Ryan
                                  Chief Executive Officer (Authorized Signatory)


                              By: /S/  CLAYTON J. HAYNES
                                  ----------------------------------------------
                                  Clayton J. Haynes
                                  Senior Vice President of Finance/Treasurer
                                  (Chief Accounting Officer)



Date:  August 10, 2001

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                             EXHIBIT
------                             -------

3.1 Amended and Restated Bylaws of Acacia Research Corporation, dated as of March 28, 2000

10.1* Research & Development Agreement by and between CombiMatrix Corporation and Roche Diagnostics GmbH, dated as of June 18, 2001

10.2* License and Supply Agreement by and between CombiMatrix Corporation and Roche Diagnostics GmbH, dated as of July 1, 2001

---------------
* Confidential treatment requested for portions of these exhibits.