Form 10-Q
period 2001-09-30
ACACIA RESEARCH CORP
filed 2001-11-13
CIK 934549

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

         At November 9, 2001, the registrant had 17,761,302 shares of common stock, $0.001 par value, issued and outstanding.


================================================================================

                           ACACIA RESEARCH CORPORATION
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
     Item 1. Consolidated Financial Statements


             Unaudited Consolidated Balance Sheets as of September 30, 2001
             and December 31, 2000................................................................   3


             Unaudited Consolidated Statements of Operations and Comprehensive Loss for the
             Three Months Ended September 30, 2001 and 2000 and the Nine Months Ended
             September 30, 2001 and 2000..........................................................   4


             Unaudited Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2001 and 2000........................................   5


             Notes to Consolidated Financial Statements...........................................   6


     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations................................................................  13


     Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................  18


PART II. OTHER INFORMATION


     Item 1. Legal Proceedings....................................................................  19

     Item 2. Changes in Securities and Use of Proceeds............................................  19

     Item 3. Defaults upon Senior Securities......................................................  19

     Item 4. Submission of Matters to a Vote of Security Holders..................................  20

     Item 5. Other Information....................................................................  20

     Item 6. Exhibits and Reports on Form 8-K.....................................................  20


SIGNATURES........................................................................................  21



                                          ACACIA RESEARCH CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                                  (UNAUDITED)
                                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                                   2001           2000
                                                                               ------------   ------------

                                                    ASSETS
Current assets
     Cash and cash equivalents .............................................   $    40,234    $    35,953
     Other receivables .....................................................         1,376             68
     Prepaid expenses ......................................................           161            369
     Short-term investments ................................................        49,567         40,600
     Other assets ..........................................................         2,507          1,034
                                                                               ------------   ------------

          Total current assets .............................................        93,845         78,024

Property and equipment, net of accumulated depreciation ....................         5,510          3,727
Investment in affiliate, at equity .........................................           184            346
Investment in affiliate, at cost ...........................................         3,000          3,000
Patents, net of accumulated amortization ...................................         7,711          9,038
Goodwill, net of accumulated amortization ..................................         4,126          3,904
Other assets ...............................................................           219            477
                                                                               ------------   ------------

                                                                               $   114,595    $    98,516
                                                                               ============   ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable, accrued expenses and other ..........................   $     8,129    $     7,767
     Accrued stock compensation ............................................        31,163         10,392
     Current portion of deferred revenues ..................................         2,159             --
     Current portion of capital lease obligation ...........................           760             --
                                                                               ------------   ------------

          Total current liabilities ........................................        42,211         18,159

Deferred income taxes ......................................................         2,571          2,689
Deferred revenues, net of current portion ..................................         1,000             --
Capital lease obligation, net of current portion ...........................         2,167             --
                                                                               ------------   ------------

          Total liabilities ................................................        47,949         20,848
                                                                               ------------   ------------

Minority interests .........................................................         3,181         17,524
                                                                               ------------   ------------

Stockholders' equity
     Common stock, par value $0.001 per share; 60,000,000 shares authorized;
        19,530,911 (as adjusted for stock dividend declared. See Note 6) and
        16,090,587 shares issued and outstanding as of September 30, 2001
        and December 31, 2000, respectively ................................            20             16
     Additional paid-in capital ............................................       157,858        116,017
     Warrants to purchase common stock .....................................           199             86
     Unrealized gain on short-term investments .............................           184             77
     Unrealized loss on foreign currency translation .......................            (4)            --
     Accumulated deficit ...................................................       (94,792)       (56,052)
                                                                               ------------   ------------

          Total stockholders' equity .......................................        63,465         60,144
                                                                               ------------   ------------

                                                                               $   114,595    $    98,516
                                                                               ============   ============

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                      3

                                               ACACIA RESEARCH CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                                       (UNAUDITED)
                                                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                             --------------------------- ---------------------------
                                                                             SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                                                 2001          2000           2001         2000
                                                                             ------------- ------------- ------------- -------------

Revenues:
     License fee income .................................................... $     10,740  $         --  $     23,180  $         --
     Grant revenue .........................................................           91            --           365            17
     Other revenue .........................................................           --            18            --            40
                                                                             ------------- ------------- ------------- -------------
     Total revenues ........................................................       10,831            18        23,545            57
                                                                             ------------- ------------- ------------- -------------

Operating expenses:
     Research and development expenses (including stock compensation charges of $1,712 and $1,153 for the three months ended
        September 2001 and 2000, respectively; and $6,123 and $1,153
        for the nine months ended September 2001 and 2000, respectively) ...       5,865          5,947        16,077         7,577
     Marketing, general and administrative expenses (including stock compensation charges of $3,486 and $1,167 for the three months ended September 2001 and 2000, respectively; and $14,684 and
        $1,687 for the nine months ended September 2001 and 2000,
        respectively) ......................................................       12,008         5,226        38,556        10,133
     Amortization of patents and goodwill ..................................          654           708         1,930         1,571
     Loss on disposal of consolidated subsidiary ...........................           --            --           128            --
                                                                             ------------- ------------- ------------- -------------
     Total operating expenses ..............................................       18,527        11,881        56,691        19,281
                                                                             ------------- ------------- ------------- -------------
     Operating loss ........................................................       (7,696)      (11,863)      (33,146)      (19,224)
                                                                             ------------- ------------- ------------- -------------

Other income (expense):
     Interest income .......................................................          839           983         3,064         1,904
     Interest expense ......................................................          (23)           --           (23)           (1)
     Unrealized gain on short-term investments .............................           24            --            24            --
     Equity in losses of affiliates ........................................          (52)         (529)         (162)       (1,353)
     Other income ..........................................................            8             3            68            27
                                                                             ------------- ------------- ------------- -------------
     Total other income ....................................................          796           457         2,971           577
                                                                             ------------- ------------- ------------- -------------
Loss from continuing operations before income taxes and minority interests .       (6,900)      (11,406)      (30,175)      (18,647)
(Provision) benefit for income taxes .......................................         (778)           38        (1,306)           31
                                                                             ------------- ------------- ------------- -------------
Loss from continuing operations before minority interests ..................       (7,678)      (11,368)      (31,481)      (18,616)
Minority interests .........................................................        4,851         2,528        14,403         3,648
                                                                             ------------- ------------- ------------- -------------
Loss from continuing operations ............................................       (2,827)       (8,840)      (17,078)      (14,968)
Discontinued operations
     Loss from discontinued operations of Soundbreak.com ...................           --        (2,057)           --        (5,728)
                                                                             ------------- ------------- ------------- -------------
Loss before cumulative effect of change in accounting principle ............       (2,827)      (10,897)      (17,078)      (20,696)
Cumulative effect of change in accounting principle due to beneficial
   conversion feature ......................................................           --            --            --          (246)
                                                                             ------------- ------------- ------------- -------------
Net loss ...................................................................       (2,827)      (10,897)      (17,078)      (20,942)
     Unrealized gain on short-term investments .............................           68            --           107            --
     Unrealized loss on foreign currency translation .......................           (4)           --            (4)           --
                                                                             ------------- ------------- ------------- -------------
Comprehensive loss ......................................................... $     (2,763) $    (10,897) $    (16,975) $    (20,942)
                                                                             ============= ============= ============= =============
Loss per common share (as adjusted for stock dividend declared .............
  See Note 6):
   Basic
     Loss from continuing operations ....................................... $      (0.14) $      (0.51) $      (0.89) $      (0.93)
     Loss from discontinued operations ..................................... $         --  $      (0.12) $         --  $      (0.36)
     Cumulative effect of change in accounting principle ................... $         --  $         --  $         --  $      (0.02)
                                                                             ------------- ------------- ------------- -------------
   Net loss ................................................................ $      (0.14) $      (0.63) $      (0.89) $      (1.31)
                                                                             ============= ============= ============= =============
   Diluted
     Loss from continuing operations ....................................... $      (0.14) $      (0.51) $      (0.89) $      (0.93)
     Loss from discontinued operations ..................................... $         --  $      (0.12) $         --  $      (0.36)
     Cumulative effect of change in accounting principle ................... $         --  $         --  $         --  $      (0.02)
                                                                             ------------- ------------- ------------- -------------
   Net loss ................................................................ $      (0.14) $      (0.63) $      (0.89) $      (1.31)
                                                                             ============= ============= ============= =============
Weighted average number of common and potential common shares outstanding used in computation of loss per share (as adjusted for stock dividend declared. See Note 6):
     Basic .................................................................   19,522,906    17,297,423    19,222,633    16,012,266
     Diluted ...............................................................   19,522,906    17,297,423    19,222,633    16,012,266

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                           ACACIA RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                 ---------------------------
                                                                                 SEPTEMBER 30,  SEPTEMBER 30,
                                                                                     2001            2000
                                                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations ..............................................   $   (17,078)   $   (14,968)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
         Depreciation and amortization .......................................         2,724          1,805
         Equity in losses of affiliates ......................................           162          1,353
         Minority interests ..................................................       (14,403)        (3,648)
         Compensation expense relating to stock options/warrants .............        20,807          2,840
         Charge for acquired in-process research and development .............            --          2,508
         Deferred tax benefit ................................................          (118)           (41)
         Other ...............................................................           206             91
Changes in assets and liabilities, net of effects of acquisitions:
         Other receivables, prepaid expenses and other assets ................        (1,650)          (456)
         Accounts payable, accrued expenses and other liabilities ............           413            687
         Deferred revenue ....................................................         2,500             --
                                                                                 ------------   ------------

         Net cash used in operating activities of continuing operations ......        (6,437)        (9,829)
         Net cash used in operating activities of discontinued operations ....        (1,931)       (13,979)
                                                                                 ------------   ------------
         Net cash used in operating activities ...............................        (8,368)       (23,808)
                                                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Capital contribution to equity investments ..........................            --            (54)
         Purchase of additional equity in consolidated subsidiaries ..........            --           (628)
         Purchase of property and equipment ..................................        (2,993)        (1,633)
         Proceeds from sale of property and equipment ........................           524             --
         Proceeds from sale and leaseback arrangement ........................         3,000             --
         Purchase of short-term investments ..................................       (33,539)       (40,863)
         Sale of short-term investments ......................................        24,743             --
         Purchase of common stock from minority stockholders of subsidiary ...        (1,101)            --
                                                                                 ------------   ------------

         Net cash used in investing activities of continuing operations ......        (9,366)       (43,178)
         Net cash provided by (used in) investing activities of discontinued
            operations .......................................................           137           (990)
                                                                                 ------------   ------------
         Net cash used in investing activities ...............................        (9,229)       (44,168)
                                                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from exercise of stock options and warrants ................         1,648         16,840
         Capital contributions from minority stockholders of subsidiaries,
             net of issuance costs ...........................................         1,749         35,673
         Proceeds from sale of common stock, net of issuance costs ...........        18,351         22,317
         Principal payment on capital lease obligation .......................           (73)            --
                                                                                 ------------   ------------

         Net cash provided by financing activities ...........................        21,675         74,830
                                                                                 ------------   ------------

         Increase in cash and cash equivalents ...............................         4,078          6,854
         Cash and cash equivalents, beginning ................................        36,163         37,631
         Effect of exchange rate on cash .....................................            (7)            --
                                                                                 ------------   ------------

         Cash and cash equivalents, ending ...................................   $    40,234    $    44,485
                                                                                 ============   ============

Schedule of non-cash investing and financing activities:
     Purchase of equipment under capital lease agreement .....................   $    (3,000)   $        --
                                                                                 ============   ============
     Capital lease obligation incurred .......................................   $     3,000    $        --
                                                                                 ============   ============
     Accrued payments for purchase of common stock from minority stockholders
          of subsidiary ......................................................   $     1,549    $        --
                                                                                 ============   ============
     Issuance of common stock for additional equity in consolidated subsidiary   $        --    $    11,634
                                                                                 ============   ============

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

         Our other majority-owned subsidiaries are: (1) Soundview Technologies, Incorporated ("Soundview Technologies"), a wholly owned subsidiary that owns intellectual property related to the telecommunications field, including a television blanking system, also known as the "V-chip," which it licenses to television manufacturers, (2) Advanced Material Sciences, Inc., a development-stage entity with no operating history, which holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material sciences, and (3) Greenwich Information Technologies, LLC ("Greenwich Information Technologies"), a wholly owned subsidiary that owns an international portfolio of video-on-demand and audio-on-demand patents. As of September 30, 2001, we held a 33% interest in Greenwich Information Technologies. In November 2001, we increased our ownership of Greenwich Information Technologies from 33% to 100% (see Note 6).

         We also hold a minority-ownership position in Advanced Data Exchange Corporation, which provides an electronic exchange to facilitate trading relationships and document exchange.

         In January 2001, we completed an institutional private equity financing raising gross proceeds of $19 million through the issuance of 1,107,274 units. Each unit consists of one share of our common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase 1.10 shares of our common stock at a price of $19.09 per share (as adjusted for stock dividend declared. See Note 6) and is callable by us once the closing bid price of our common stock averages $26.25 or above for 20 or more consecutive trading days on the NASDAQ National Market System. We issued an additional 20,000 units in lieu of cash payments for finders' fees in conjunction with the private placement.

         In May 2001, Advanced Material Sciences, Inc. completed a private equity financing raising gross proceeds of $2 million through the issuance of 2,000,000 shares of common stock. Advanced Material Sciences, Inc. issued an additional 29,750 shares of common stock, in lieu of cash payments, and warrants to purchase approximately 54,000 shares of common stock, for finders' fees in connection with the private placement. Each common stock purchase warrant entitles the holder to purchase shares of Advanced Material Sciences, Inc. common stock at a price of $1.10 per share.

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

         During the first and second quarters of 2001, Soundview Technologies executed separate license agreements with Samsung Electronics, Hitachi America, Ltd., LG Electronics, Inc., Funai Electric Co. Ltd., Daewoo Electronics Corporation of America, Sanyo Manufacturing Corporation, Thomson Multimedia, Inc., and JVC Americas Corporation. In addition, Soundview Technologies settled its lawsuits with Pioneer Electronics (USA) Incorporated, an affiliate of Pioneer Corporation and received a payment from Philips Electronics pursuant to a license agreement, signed in December 2000. In the third quarter of 2001, Soundview Technologies executed separate license agreements with Matsushita Electric Industrial Co., Ltd. and Orion Electric Company, and received an additional scheduled payment from Philips Electronics. Certain of these license agreements constitute settlements of patent infringement litigation brought by Soundview Technologies. As of September 30, 2001, we have received payments totaling $24,630,000 from the settlement and license agreements, and have granted non-exclusive licenses of Soundview Technologies' U.S. Patent No. 4,554,584 to the respective manufacturers. Certain of the settlement and license agreements provide for future royalty payments to Soundview Technologies. We received and recognized as revenue $2,390,000 of the license payments during the three months ended March 31, 2001, $10,000,000 of the license payments during the three months ended June 30, 2001 and $10,740,000 of the license payments during the three months ended September 30, 2001. Licensing payments received during the nine months ended September 30, 2001 totaling $1,500,000 have been recorded as deferred revenues pursuant to the terms of the respective agreements.

                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


1. DESCRIPTION OF BUSINESS (Continued)

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

         In August 2001, CombiMatrix entered into a license and supply agreement with the National Aeronautics and Space Administration (NASA). The agreement provides for the license, purchase and use by the NASA Ames Research Center of CombiMatrix's active biochips (microarrays) and related technology to conduct biological research in terrestrial laboratories and in space.

         We were incorporated on January 25, 1993 under the laws of the State of California. In December 1999, we changed our state of incorporation from California to Delaware.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION-The accompanying unaudited consolidated financial statements contain all adjustments, which consist only of normal recurring adjustments necessary to present fairly the consolidated financial position of Acacia and its subsidiaries at September 30, 2001 and the consolidated results of operations and cash flows for the periods presented. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's ("SEC") rules and regulations. This interim financial information and notes thereto should be read in conjunction with Acacia's Annual Report on Form 10-K for the year ended December 31, 2000. Acacia's consolidated results of operations and cash flows for interim periods are not necessarily indicative of the results to be expected for any other interim period or the full year.

         PRINCIPLES OF CONSOLIDATION-The accompanying unaudited consolidated financial statements include the accounts of Acacia and its wholly owned and majority-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

         RECLASSIFICATIONS-Certain reclassifications of the prior period's amounts have been made to conform to the 2001 presentation.

         REVENUE RECOGNITION-License fee income is recognized as revenue when
(i) all obligations have been performed pursuant to the terms of the license agreement, (ii) amounts are fixed or determinable, and (iii) collectibility of amounts is reasonably assured. Revenue from government grant and contract activities is accounted for in the period the services are performed on a percentage-of-completion method of accounting when the services have been approved by the grantor and collectibility is reasonably assured. Amounts recognized under the percentage-of-completion method are limited to amounts due from customers based on contract or grant terms.

                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         LOSS PER SHARE-Loss per share is presented on both a basic and diluted basis. A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows (as adjusted for stock dividend declared. See Note 6):

                                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                                -----------------------   -----------------------
                                                                   2001         2000         2001         2000
                                                                ----------   ----------   ----------   ----------
Weighted Average Number of Common Shares Outstanding
     Used in Computation of Basic EPS .......................   19,522,906   17,297,423   19,222,633   16,012,266
Dilutive Effect of Outstanding Stock Options and Warrants (a)           --           --           --           --
                                                                ----------   ----------   ----------   ----------
Weighted Average Number of Common and Potential Common
     Shares Outstanding Used in Computation of Diluted EPS ..   19,522,906   17,297,423   19,222,633   16,012,266
                                                                ==========   ==========   ==========   ==========

(a) Potential common shares of 165,535 and 1,186,562 for the three months ended September 30, 2001 and 2000, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive. Potential common shares of 724,313 and 1,368,220 for the nine months ended September 30, 2001 and 2000, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.


         SHORT-TERM INVESTMENTS-Our short-term investments are held in a variety of interest bearing instruments including high-grade corporate bonds, commercial paper, money market accounts and other marketable securities. Investments in securities with maturities of less than one year are classified as short-term investments. Investments are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Certain of our investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders' equity until realized. Certain of our investments are classified as trading securities, which are reported at fair value. Related unrealized gains and losses in the value of such securities are included in net income (loss) in the consolidated statements of operations and comprehensive loss.

         The fair value of our investments is primarily determined by quoted market prices. Realized and unrealized gains and losses are recorded based on the specific identification method. For all investment securities, unrealized losses that are other than temporary are recognized in net income.

         RECENT ACCOUNTING PRONOUNCEMENTS-In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. We believe that the adoption of SFAS No. 141 will not have a material effect on our consolidated results of operations or financial position.

         SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment periodically. We will adopt SFAS No. 142 effective January 1, 2002. The impact, if any, of the adoption of SFAS No. 142 on our consolidated results of operations or financial position is not known at this time.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 provides specific guidance for long-lived assets to be disposed of by sale, abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off. The impact, if any, of the adoption of SFAS No. 144 on our consolidated results of operations or financial position is not known at this time.

                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

         The table below presents information about our reportable segments in continuing operations for the three months ended September 30, 2001 and 2000 (in thousands):

                                                     CORPORATE                   SOUNDVIEW
THREE MONTHS ENDED SEPTEMBER 30, 2001                PORTFOLIO    COMBIMATRIX   TECHNOLOGIES     OTHER         TOTAL
-------------------------------------               ------------  ------------  ------------  ------------  ------------
Revenue ..........................................  $        --   $        91   $    10,740   $        --   $    10,831
Amortization of patents and goodwill .............          634            --            20            --           654
Other income .....................................            8            --            --            --             8
Interest income ..................................          365           386            48            40           839
Interest expense .................................           --            23            --            --            23
Equity in losses of affiliate ....................           52            --            --            --            52
Loss (income) before minority interests and income
   taxes .........................................        1,440        11,399        (6,063)          124         6,900
Segment assets ...................................       51,978        37,582        12,256         7,825       109,641
Investment in affiliate, at equity ...............          184            --            --            --           184
Investment in affiliate, at cost .................        3,000            --            --            --         3,000
Capital expenditures .............................           --           390             1            --           391


                                                     CORPORATE                   SOUNDVIEW
THREE MONTHS ENDED SEPTEMBER 30, 2000                PORTFOLIO    COMBIMATRIX   TECHNOLOGIES     OTHER         TOTAL
-------------------------------------               ------------  ------------  ------------  ------------  ------------
Revenue ..........................................  $        --   $        --   $        --   $        18   $        18
Amortization of patents and goodwill .............          704            --             4            --           708
Other income .....................................            2            --            --             1             3
Interest income ..................................          351           609            --            23           983
Equity in losses of affiliates ...................          529            --            --            --           529
Loss before minority interests and income
   taxes .........................................        5,099         5,132            67         1,108        11,406
Segment assets ...................................       45,540        51,182           203         2,848        99,773
Investments in affiliates, at equity .............        3,336            --            --            --         3,336
Investment in affiliate, at cost .................        3,000            --            --            --         3,000
Capital expenditures .............................          114           780             3           267         1,164


                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


3. SEGMENT INFORMATION (Continued)

         The table below presents information about our reportable segments in continuing operations for the nine months ended September 30, 2001 and 2000 (in thousands):

                                                     CORPORATE                   SOUNDVIEW
NINE MONTHS ENDED SEPTEMBER 30, 2001                 PORTFOLIO    COMBIMATRIX   TECHNOLOGIES     OTHER         TOTAL
-------------------------------------               ------------  ------------  ------------  ------------  ------------
Revenue...........................................  $        --   $       365   $    23,130   $        50   $    23,545
Amortization of patents and goodwill..............        1,895            --            30             5         1,930
Other income......................................           68            --            --            --            68
Interest income...................................        1,263         1,602            84           115         3,064
Interest expense..................................           --            23            --            --            23
Equity in losses of affiliate.....................          162            --            --            --           162
Loss (income) before minority interests and income
   taxes..........................................        5,499        36,899       (12,471)          248        30,175
Segment assets....................................       51,978        37,582        12,256         7,825       109,641
Investment in affiliate, at equity................          184            --            --            --           184
Investment in affiliate, at cost..................        3,000            --            --            --         3,000
Capital expenditures..............................           37         2,949             7            --         2,993


                                                     CORPORATE                   SOUNDVIEW
NINE MONTHS ENDED SEPTEMBER 30, 2000                 PORTFOLIO    COMBIMATRIX   TECHNOLOGIES     OTHER         TOTAL
-------------------------------------               ------------  ------------  ------------  ------------  ------------
Revenue...........................................  $        --   $        17   $        --   $        40   $        57
Amortization of patents and goodwill..............        1,560            --            11            --         1,571
Other income......................................           26            --            --             1            27
Interest income...................................          989           845            --            70         1,904
Interest expense..................................            1            --            --            --             1
Equity in losses of affiliates....................        1,353            --            --            --         1,353
Loss before minority interests and income
   taxes..........................................        9,499         7,317           218         1,613        18,647
Segment assets....................................       45,540        51,182           203         2,848        99,773
Investments in affiliates, at equity..............        3,336            --            --            --         3,336
Investment in affiliate, at cost..................        3,000            --            --            --         3,000
Capital expenditures..............................          472           888             3           270         1,633

                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

4. DEFERRED NON-CASH STOCK COMPENSATION CHARGES

         During the year ended December 31, 2000, our majority-owned subsidiary, CombiMatrix, recorded deferred non-cash stock compensation charges aggregating approximately $53.8 million in connection with the granting of stock options. Pursuant to Acacia's policy, the stock options were granted at exercise prices equal to the fair value of the underlying CombiMatrix stock on the date of grant as determined by Acacia. However, such exercise prices were subsequently determined to be below fair value due to a substantial step-up in the fair value of CombiMatrix pursuant to a valuation provided by an investment banker in contemplation of a potential CombiMatrix initial public offering. In connection with the proposed CombiMatrix initial public offering and pursuant to SEC rules and guidelines, we were required to reassess the value of stock options issued during the one-year period preceding the potential initial public offering and utilize the stepped-up fair value provided by the investment banker for purposes of determining whether such stock option issuances were compensatory, resulting in the calculation of the $53.8 million in deferred non-cash stock compensation charges. These non-cash deferred stock compensation charges are being amortized over the respective option grant vesting periods, which range from one to four years. The table below reflects the non-cash deferred stock compensation amortization expense recorded by CombiMatrix for the year ended December 31, 2000, the nine months ended September 30, 2001, and the non-cash deferred stock compensation amortization expense to be recorded for each of the next thirteen quarters from October 1, 2001 through December 31, 2004 (excluding options granted subsequent to December 31, 2000) as follows:

               FIRST         SECOND        THIRD        FOURTH
     YEAR     QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
    ------  -----------   -----------   -----------   -----------   ------------
     2000   $    73,000   $   487,000   $ 1,418,000   $ 7,731,000   $ 9,709,000
     2001     7,597,000     6,875,000     6,213,000     4,130,000    24,815,000
     2002     3,392,000     3,174,000     3,111,000     1,954,000    11,631,000
     2003     1,668,000     1,598,000     1,469,000       881,000     5,616,000
     2004     1,280,000       339,000       317,000        62,000     1,998,000
                                                                    ------------

     Gross CombiMatrix deferred non-cash stock compensation charges
       (excluding options granted subsequent to December 31, 2000)   53,769,000

     Less amounts amortized to date and other items:
       Amortization through December 31, 2000                        (9,709,000)
       Amortization for the nine months ended September 30, 2001
         (net of $1,192,000 of amortization reversal related to
         forfeitures of certain unvested options and other)         (19,138,000)
       Forfeitures of certain unvested options (to be reflected
         as a reduction in subsequent quarterly amortization
         through 2004)                                               (4,146,000)
                                                                    ------------

     Remaining deferred non-cash stock compensation as of
       September 30, 2001 (excluding options granted subsequent
       to December 31, 2000)                                        $20,776,000
                                                                    ============

         During the three months ended September 30, 2001, certain unvested options were forfeited. Pursuant to the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, the reversal of previously recognized non-cash stock compensation expense on forfeited unvested stock options, in the amount of $1,192,000, has been reflected in the consolidated statements of operations and comprehensive loss as a reduction in the third quarter 2001 non-cash stock compensation expense. In addition, the forfeiture of certain unvested options during the third quarter of 2001 will result in a reduction of the gross non-cash deferred stock compensation expense originally scheduled to be amortized in future periods.

         Liabilities for recognized non-cash stock compensation expenses through September 30, 2001 relating to unexercised options are included in accrued stock compensation in the consolidated balance sheets. The remaining deferred non-cash stock compensation balance as of September 30, 2001 represents the future non-cash deferred stock compensation expense which will be amortized and reflected in our consolidated statements of operations and comprehensive loss as non-cash stock compensation charges over the next thirteen quarters from October 1, 2001 through December 31, 2004 (excluding options granted subsequent to December 31, 2000). Amounts to be amortized in future periods reflected above may be impacted by certain subsequent stock option transactions including modification of terms, cancellations, forfeitures and other activity.

                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


5. LEASES

          In September 2001 CombiMatrix entered into a sale and leaseback arrangement with a bank, providing up to $7,000,000 in financing for equipment and other capital purchases. Pursuant to the terms of the agreement, certain equipment and leasehold improvements, totaling $2,557,000 in net book value were sold to the bank at a purchase price of $3,000,000, resulting in a deferred gain on the sale of assets of $443,000. The deferred gain is being amortized over 3 years, the term of the related lease arrangement. In addition, CombiMatrix entered into a capital lease arrangement to lease the fixed assets from the bank. The capital lease agreement provides CombiMatrix with the option to purchase the equipment for a nominal amount at the end of the lease term, which expires in September 2004.

          Future minimum lease payments under scheduled capital leases that have initial or remaining noncancellable terms in excess of one year are as follows:

             YEAR ENDING
             DECEMBER 31,
            ------------
                 2001                                       $    190,000
                 2002                                          1,141,000
                 2003                                          1,141,000
                 2004                                            855,000
                                                            -------------

          Total minimum payments                               3,327,000

          Amount representing interest                          (400,000)
                                                            -------------

          Obligations under capital lease                      2,927,000

          Obligations under capital lease - current             (760,000)
                                                            -------------
          Obligations under capital lease - noncurrent      $  2,167,000
                                                            =============


6. SUBSEQUENT EVENTS

          On October 22, 2001, our Board of Directors declared a ten percent (10%) stock dividend. The stock dividend is payable on December 5, 2001 for stockholders of record as of November 21, 2001. Pursuant to applicable SEC reporting guidelines, the ten percent stock dividend has been reflected retroactively in the September 30, 2001 consolidated balance sheet. Accordingly, common stock outstanding at September 30, 2001 has been increased by ten percent or 1,775,537 shares and the fair value of the stock dividend payable on December 5, 2001 (based on market value of our common stock on the date of declaration as adjusted for the dilutive effect of the stock dividend declared) has been reflected at September 30, 2001 as a reclassification of accumulated deficit in the amount of $21,662,000 to permanent capital, represented by our common stock and additional paid-in capital accounts. Pursuant to guidance set forth in SFAS No. 128, "Earnings per Share," the per-share computations for all periods presented in the consolidated statements of operations and comprehensive loss have been adjusted retroactively based on the ten percent stock dividend declared.

         In October 2001, our majority-owned subsidiary, CombiMatrix, formed a joint venture with Marubeni Japan. The joint venture, based in Tokyo, will focus on development and licensing opportunities for CombiMatrix's biochip technology with pharmaceutical and biotechnology companies in the Japanese market. Marubeni provided the funding and acquired a minority interest in the joint venture.

         In November 2001, we increased our ownership of Greenwich Information Technologies from 33% to 100% through the purchase of the ownership interest of Greenwich Information Technologies' other member. Greenwich Information Technologies owns a worldwide portfolio of pioneering patents relating to audio and video transmission and receiving systems, commonly known as audio-on-demand and video-on-demand, used for distributing content via computer networks, cable television systems and direct broadcasting satellite systems. Greenwich Information Technologies will operate as a wholly owned consolidated subsidiary of Acacia Research Corporation.

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

GENERAL

         The following discussion is based primarily on our consolidated balance sheet as of September 30, 2001 and on our operations for the period from January 1, 2001 to September 30, 2001. The discussion compares the activities for the three and nine months ended September 30, 2001 to the activities for the three and nine months ended September 30, 2000. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                      -----------------------------   -----------------------------
                                                          2001            2000            2001             2000
                                                      -------------   -------------   -------------   -------------
Revenues ..........................................   $ 10,831,000    $     18,000    $ 23,545,000    $     57,000
Operating expenses ................................    (18,527,000)    (11,881,000)    (56,691,000)    (19,281,000)
Other income, net .................................        796,000         457,000       2,971,000         577,000
Minority interests ................................      4,851,000       2,528,000      14,403,000       3,648,000
Loss from discontinued operations .................             --      (2,057,000)             --      (5,728,000)
Cumulative effect of change in accounting principle             --              --              --        (246,000)
(Provision) benefit for income taxes ..............       (778,000)         38,000      (1,306,000)         31,000
                                                      -------------   -------------   -------------   -------------
Net loss ..........................................   $ (2,827,000)   $(10,897,000)   $(17,078,000)   $(20,942,000)
                                                      =============   =============   =============   =============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

         LICENSE FEE INCOME. During the three months ended September 30, 2001, license fee income was $10,740,000 as compared to no license fee income during the three months ended September 30, 2000. During the nine months ended September 30, 2001, license fee income was $23,180,000 as compared to no license fee income during the nine months ended September 30, 2000. The increase in license fee income for the three and nine month periods ended September 30, 2001 resulted primarily from the settlement of patent infringement litigation brought by Soundview Technologies and includes settlement amounts received from eleven of the twelve television manufacturers with whom we have executed separate license and or settlement agreements during the nine months ended September 30, 2001. Pursuant to the terms of the respective settlement agreements with each of the manufacturers, Soundview Technologies also granted to such manufacturers non-exclusive licenses for its U.S. Patent No. 4,554,584.

         GRANT REVENUE. During the three months ended September 30, 2001, grant revenue was $91,000 as compared to no grant revenue during the three months ended September 30, 2000. During the nine months ended September 30, 2001, grant revenue was $365,000 as compared to $17,000 during the nine months ended September 30, 2000. The increase in grant revenue during the three and nine month periods ended September 30, 2001 resulted from CombiMatrix's continuing performance under a Phase II Small Business Innovative Research Department of Defense contract.

         OTHER REVENUE. During the three and nine months ended September 30, 2001, there were no other revenues as compared to $18,000 and $40,000 during the three and nine months ended September 30, 2000, respectively. The decrease in other revenues in 2001 was due to the December 2000 exit from our investment in the majority-owned subsidiary from which the other revenue was derived during 2000.

         OPERATING EXPENSES. Total operating expenses increased to $18,527,000 ($11,840,000 related to CombiMatrix) during the three months ended September 30, 2001 from $11,881,000 ($5,741,000 related to CombiMatrix) during the three months ended September 30, 2000. Total operating expenses increased to $56,691,000 ($38,802,000 related to CombiMatrix) during the nine months ended September 30, 2001 from $19,281,000 ($8,178,000 related to CombiMatrix) during the nine months ended September 30, 2000. The increase in operating expenses for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 was primarily due to an increase in salary and benefit expenses resulting from an increase in the number of CombiMatrix's research and development and general and administrative personnel, $5.2 million (three months) and $20.8 million (nine months) in non-cash stock compensation charges related to a substantial step-up in the value of CombiMatrix in connection with its proposed initial public offering, continued expansion of CombiMatrix's research and development efforts and increased legal fees related to Soundview Technologies' patent infringement settlements.

         RESEARCH AND DEVELOPMENT EXPENSES. During the three months ended September 30, 2001, research and development expense was $5,865,000, all of which related to CombiMatrix, as compared to $5,947,000, of which $3,413,000 related to CombiMatrix, during the three months ended September 30, 2000. During the nine months ended September 30, 2001, research and development expense was $16,077,000, all of which related to CombiMatrix, as compared to $7,577,000, of which $4,992,000 related to CombiMatrix, during the nine months ended September 30, 2000. Research and development expenses on a consolidated basis were relatively consistent for the three months ended September 30, 2001 and 2000 due to the inclusion of $2,508,000 of acquired in-process research and development expense resulting from the acquisition of additional ownership positions from existing CombiMatrix stockholders by Acacia in July 2000. Excluding the acquired in-process research and development expense recorded in the 2000 period, research and development expenses, all of which related to CombiMatrix, increased to $5,865,000 for the three months ended September 30, 2001 as compared to $3,439,000 for the comparable 2000 period. The increase in research and development expense, excluding acquired in-process research and development charges, for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 was due to an increase in CombiMatrix non-cash stock compensation charges and CombiMatrix's continued expansion of research and development efforts, including an increase in the number of CombiMatrix research and development personnel and an increase in research and development supplies and related expenditures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         For the three months ended September 30, 2001, research and development expense included non-cash stock compensation charges, all of which related to CombiMatrix, totaling $1,712,000. For the nine months ended September 30, 2001, research and development expense included non-cash stock compensation charges, all of which related to CombiMatrix, totaling $6,123,000. Non-cash stock compensation charges for the three and nine months ended September 30, 2001 are net of $380,000 of non-cash stock compensation expense reversal related to the forfeiture of certain unvested stock options during the third quarter of 2001. For the three and nine months ended September 30, 2000, research and development expense for non-cash stock compensation was $1,153,000.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. We incurred marketing, general and administrative expenses of $12,008,000 ($5,976,000 related to CombiMatrix) for the three months ended September 30, 2001, compared to $5,226,000 ($2,328,000 related to CombiMatrix) during the three months ended September 30, 2000. We incurred marketing, general and administrative expenses of $38,556,000 ($22,724,000 related to CombiMatrix) for the nine months ended September 30, 2001, compared to $10,133,000 ($3,186,000 related to CombiMatrix) during the nine months ended September 30, 2000. The increase in marketing, general and administrative expenses for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 was primarily due to an increase in non-cash stock compensation charges, the continued expansion of CombiMatrix's operations including an increase in salaries and benefits due to an increase in the number of CombiMatrix personnel, an increase in personnel recruitment and relocation expenses, an increase in rent and utilities expenses relating to CombiMatrix's move to larger office facilities during the first quarter of 2001 and an increase in legal fees related to Soundview Technologies' patent infringement settlements.

         Marketing, general and administrative expenses included $3,486,000 ($3,475,000 related to CombiMatrix) and $1,167,000 of non-cash stock compensation charges for the three months ended September 30, 2001 and 2000, respectively. Marketing, general and administrative expenses included $14,684,000 ($13,839,000 related to CombiMatrix) and $1,687,000 of non-cash stock compensation charges for the nine months ended September 30, 2001 and 2000, respectively. Non-cash stock compensation charges for the three and nine months ended September 30, 2001 are net of $812,000 of non-cash stock compensation expense reversal related to the forfeiture of certain unvested stock options during the third quarter of 2001.

         AMORTIZATION OF PATENTS AND GOODWILL. During the three months ended September 30, 2001, amortization expense relating to patents and goodwill was $654,000 as compared to $708,000 during the three months ended September 30, 2000. During the nine months ended September 30, 2001, amortization expense relating to patents and goodwill was $1,930,000 as compared to $1,571,000 during the nine months ended September 30, 2000. As a result of our purchase of additional equity interests in CombiMatrix in July 2000, we are incurring amortization expense each quarter for periods ranging from two to twenty years relating to the intangible assets acquired.

         OTHER INCOME, NET. For the three months ended September 30, 2001, other income, net (primarily comprised of interest income, equity in losses of affiliates and other) was $796,000 as compared to $457,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001, other income, net was $2,971,000 as compared to $577,000 for the nine months ended September 30, 2000.

         INTEREST INCOME. During the three months ended September 30, 2001, interest income was $839,000 as compared to $983,000 during the three months ended September 30, 2000. During the nine months ended September 30, 2001, interest income was $3,064,000 as compared to $1,904,000 during the nine months ended September 30, 2000. The decrease in interest income for the three months ended September 30, 2001 as compared to the same period in 2000 was primarily attributable to a decrease in interest rates on our short-term investments related to sharp interest rate cuts by the Federal Open Market Committee and other external economic factors negatively impacting rates of return on short-term investments, occurring during the third quarter of 2001. The increase in interest income during the nine months ended September 30, 2001 was due to higher cash balances during the nine months ended September 30, 2001 as compared to the same period in 2000 resulting from private equity financings and the receipt of licensing payments by Soundview Technologies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

         EQUITY IN LOSSES OF AFFILIATES. During the three months ended September 30, 2001, equity in losses of affiliates was $52,000 as compared to $529,000 during the three months ended September 30, 2000. Losses during the three months ended September 30, 2001 were comprised of a loss of $52,000 for our investment in Greenwich Information Technologies, as determined by the equity method of accounting. Losses during the three months ended September 30, 2000 were comprised of a loss of $91,000 for our investment in Signature-mail.com, a loss of $51,000 for our investment in Greenwich Information Technologies, a loss of $65,000 for our investment in Whitewing Labs and a loss of $322,000 for our investment in Mediaconnex, as determined by the equity method of accounting.

         During the nine months ended September 30, 2001, equity in losses of affiliates was $162,000 as compared to $1,353,000 during the nine months ended September 30, 2000. Equity in losses of affiliates during the nine months ended September 30, 2001 was comprised of a loss of $162,000 for our investment in Greenwich Information Technologies, as determined by the equity method of accounting. Losses during the nine months ended September 30, 2000 were comprised of a loss of $240,000 for our investment in Signature-mail.com, a loss of $156,000 for our investment in Greenwich Information Technologies, a loss of $93,000 for our investment in Whitewing Labs and a loss of $864,000 for our investment in Mediaconnex, as determined by the equity method of accounting.

         We wrote-off our equity investments in Mediaconnex, Signature-mail.com and Whitewing Labs as of December 31, 2000.

         MINORITY INTERESTS. Minority interests in the losses of consolidated subsidiaries increased to $4,851,000 in the three months ended September 30, 2001 as compared to $2,528,000 in the three months ended September 30, 2000. Minority interests in the losses of consolidated subsidiaries increased to $14,403,000 in the nine months ended September 30, 2001 as compared to $3,648,000 in the nine months ended September 30, 2000. The increase in minority interests during the three and nine months ended September 30, 2001 was primarily due to the increase in losses incurred by CombiMatrix as a result of its continued expansion of research and development efforts and increased marketing, general and administrative expenses. The increase in minority interests resulting from CombiMatrix's increased losses was partially offset by minority interests in the income of Soundview Technologies for the nine months ended September 30, 2001.

          PROVISION FOR INCOME TAXES. During the three months ended September 30, 2001, the provision for income taxes was $778,000 as compared to a benefit of $38,000 during the three months ended September 30, 2000. During the nine months ended September 30, 2001, the provision for income taxes was $1,306,000 as compared to a benefit of $31,000 during the nine months ended September 30, 2000. The increase in the provision for income taxes for the three and nine months ended September 30, 2001 was primarily due to a significant increase in net income generated by our Soundview Technologies subsidiary related to its patent infringement settlement and patent licensing activities as compared to the 2000 periods.


INFLATION

         Inflation has not had a significant impact on Acacia or its subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, we had cash and short-term investments of $89.8 million on a consolidated basis, including discontinued operations, of which Acacia had $37.3 million and our subsidiaries had $52.5 million. Working capital was $51.6 million on a consolidated basis at September 30, 2001. Highlights of the financing and commitment activities for the three months ended September 30, 2001 include the following:

o In September 2001, CombiMatrix entered into a sale and leaseback arrangement with a bank, providing up to $7.0 million in financing for equipment and other capital purchases. Pursuant to the terms of the agreement, certain equipment and leasehold improvements, totaling $2.6 million in net book value were sold to the bank at a purchase price of $3.0 million resulting in a deferred gain on the sale of assets of $0.4 million. In addition, CombiMatrix entered in a capital lease arrangement to lease the fixed assets from the bank. The capital lease agreement provides CombiMatrix with the option to purchase the equipment for a nominal amount at the end of the lease term, which expires in September 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


LIQUIDITY AND CAPITAL RESOURCES (Continued)

         As of September 30, 2001, we have no significant commitments for capital expenditures. We anticipate that existing working capital reserves will provide sufficient funds for our operating expenses and investment activities for at least the next twelve months. For new or existing businesses that require additional capital needs above the funds provided by us, we intend to seek additional financing. There can be no assurance that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. Such financing transactions may be dilutive to existing investors.


RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under a single method--the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. We believe that the adoption of SFAS No. 141 will not have a material effect on our consolidated results of operations or financial position.

         SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. We will adopt SFAS No. 142 effective January 1, 2002. The impact, if any, of the adoption of SFAS No. 142 on our consolidated results of operations or financial position is not known at this time.

         In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 provides specific guidance for long-lived assets to be disposed of by sale, abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off. The impact, if any, of the adoption of SFAS No. 144 on our consolidated results of operations or financial position is not known at this time.

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

                           PART II--OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

SOUNDVIEW TECHNOLOGIES

         On April 5, 2000, Soundview Technologies filed a patent infringement and antitrust lawsuit against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronic Manufacturers Association and the Consumer Electronics Association in the United States District Court for the Eastern District of Virginia, alleging that television sets fitted with "V-chips" and sold in the United States infringe Soundview Technologies' patent. The case is now pending in the U.S. District Court for the District of Connecticut against Sony Corporation of America, Inc., Sony Electronics, Inc., the Electronics Industries Alliance, the Consumer Electronic Manufacturers Association, Mitsubishi Digital Electronics America, Inc., Mitsubishi Electronics America, Inc., Toshiba America Consumer Products, Inc., Matsushita Electric Corporation of America and Sharp Electronics Corporation. Prior to the third quarter of 2001, Soundview Technologies entered into separate confidential settlement and/or license agreements with Philips Electronics North America Corporation, Pioneer Electronics (USA) Inc., Hitachi America Ltd., LG Electronics, Inc., Daewoo Electronics Corporation of America, Samsung Electronics, Funai Electric Co., Sanyo Manufacturing Corporation, JVC Americas Corporation and Thomson Multimedia, Inc., whereby Soundview Technologies will receive payments and grant non-exclusive licenses of its V-chip patent. In the third quarter of 2001, Soundview Technologies executed separate confidential settlement and/or license agreements with Orion Electric Co., Ltd. and Matsushita Electric Industrial Co., Ltd. whereby Soundview Technologies will receive payments and grant non-exclusive licenses of its V-chip patent.


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

         None.


ITEM 5. OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         None.

(b) Reports on Form 8-K

         On July 25, 2001, Acacia filed a Current Report on Form 8-K to report results for the quarter ended June 30, 2001.

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




Date:  November 12, 2001