Form 10-K
period 2001-12-31
ACACIA RESEARCH CORP
filed 2002-03-27
CIK 934549

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                         COMMISSION FILE NUMBER 0-26068
                                   ----------

                           ACACIA RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                        95-4405754
      (State or other jurisdiction of                         (I.R.S. Employer
        incorporation organization)                          Identification No.)
500 NEWPORT CENTER DRIVE, NEWPORT BEACH, CA                        92660
 (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (949) 480-8300

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                   ----------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No [ ]

           Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

           The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices of such stock, as of March 22, 2002 was approximately $224,973,420. (All officers and directors of the registrant are considered affiliates.)

           At March 22, 2002 the registrant had 19,629,376 shares of common stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

================================================================================

                                            FORM 10-K ANNUAL REPORT
                                      FISCAL YEAR ENDED DECEMBER 31, 2001
                                          ACACIA RESEARCH CORPORATION

ITEM                                                                                                     PAGE
----                                                                                                     ----
                                                     PART I

1.   Business................................................................................................1
2.   Property...............................................................................................10
3.   Legal Proceedings......................................................................................10
4.   Submission of Matters to a Vote of Security Holders....................................................11


                                                    PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters..................................12
6.   Selected Financial Data................................................................................13
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................14
7A.  Quantitative and Qualitative Disclosures About Market Risk.............................................36
8.   Financial Statements and Supplementary Information.....................................................36
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................36


                                                    PART III

10.  Directors and Executive Officers of the Registrant.....................................................37
11.  Executive Compensation.................................................................................37
12.  Security Ownership of Certain Beneficial Owners and Management.........................................37
13.  Certain Relationships and Related Transactions.........................................................37


                                                    PART IV

14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................................38


                                     PART I

CAUTIONARY STATEMENT

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

         As used in this Form 10-K, "we," "us," "our," "Acacia" and "Acacia Research" refer to Acacia Research Corporation and its subsidiary companies.

         Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.


ITEM 1. BUSINESS

GENERAL

         Acacia Research Corporation develops, licenses and provides products for the media technology and life science sectors.

         Acacia's media technologies business, collectively referred to as "Acacia Media Technologies Group," owns intellectual property related to the telecommunications field, including a television blanking system, also known as the "V-chip," which it licenses to television manufacturers. In addition, Acacia Media Technologies Group owns a worldwide portfolio of pioneering patents relating to audio and video transmission and receiving systems, commonly known as audio-on-demand and video-on-demand, used for distributing content via various methods including computer networks, cable television systems and direct broadcasting satellite systems. Acacia Media Technologies Group is responsible for the development, licensing and protection of its intellectual property and proprietary technologies. Our media technologies group continues to pursue both licensing and strategic business alliances with leading companies in the rapidly growing media technologies industry.

         Acacia's life sciences business, collectively referred to as "Acacia Life Sciences Group," is comprised of CombiMatrix Corporation ("CombiMatrix") and Advanced Material Sciences, Inc. ("Advanced Material Sciences"). Our core technology opportunity in the life sciences sector has been developed through our majority-owned subsidiary, CombiMatrix. CombiMatrix is a life science technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip. This proprietary technology has significant applications relating to genomic and proteomic research. Our majority-owned subsidiary, Advanced Material Sciences, holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material sciences.

         Below is a summary of our most significant wholly and majority-owned subsidiaries and our related ownership percentages on an as-converted basis:

                                                                                                        OWNERSHIP % AS OF 3/22/02
                     COMPANY NAME                               DESCRIPTION OF BUSINESS                 ON AN AS-CONVERTED BASIS
                     -------------                              -----------------------                 ------------------------
      ACACIA MEDIA TECHNOLOGIES GROUP:

      Soundview Technologies Incorporated........  A media technology  company that owns intellectual            100.0%
                                                   property related to the telecommunications  field,
                                                   including  a  television   blanking  system,  also
                                                   known  as  "V-chip,"  which  it  is  licensing  to
                                                   television manufacturers.

      Acacia Media Technologies Corporation
         (formerly Greenwich Information
         Technologies LLC).......................  A media  technology  company that owns a worldwide            100.0%
                                                   portfolio of pioneering  patents relating to audio
                                                   and  video  transmission  and  receiving  systems,
                                                   commonly    known    as    audio-on-demand     and
                                                   video-on-demand,  used  for  distributing  content
                                                   via various methods including  computer  networks,
                                                   cable television  systems and direct  broadcasting
                                                   satellite systems.

      ACACIA LIFE SCIENCES GROUP:

      CombiMatrix Corporation....................  A  life   science   technology   company   with  a             57.5%(1)
                                                   proprietary  system  for rapid,  cost  competitive
                                                   creation   of  DNA  and  other   compounds   on  a
                                                   programmable  semiconductor chip. This proprietary
                                                   technology has significant  applications  relating
                                                   to genomic and proteomic research.

      Advanced Material Sciences, Inc............  A   development-stage   company   that  holds  the             58.1%(2)
                                                   exclusive  license  for  CombiMatrix's  biological
                                                   array  processor  technology in certain  fields of
                                                   material science.
----------------------------------

(1) We are a party to a shareholder agreement with an officer of CombiMatrix, which provides for (a) the collective voting of shares (representing 69.5% of the voting interests in CombiMatrix) for the election of certain directors to CombiMatrix's board of directors and
         (b) certain restrictions on the sale or transfer of the officer's shares of common stock in CombiMatrix.
(2) Advanced Material Sciences is 58.1% owned by us, 28.5% owned by CombiMatrix and 13.4% owned by third-parties. We have a 74.5% economic interest in Advanced Material Sciences by virtue of our 58.1% direct ownership interest in Advanced Material Sciences and our 57.5% interest in CombiMatrix.

RECENT DEVELOPMENTS

         On March 20, 2002, we announced that our board of directors approved a plan to divide our common stock into two new classes - new "CombiMatrix" common stock, that would reflect the performance of our CombiMatrix subsidiary, and new "Acacia Technologies" common stock, that would reflect the performance of our media technology businesses, including Soundview Technologies Incorporated and Acacia Media Technologies Corporation. The plan will be submitted to our stockholders for approval. If the recapitalization proposal were approved, our stockholders would receive shares of both of the new classes of stock in exchange for existing Acacia shares. The new share classes would be separately listed on the NASDAQ National Market System.

         We also announced that our board of directors and CombiMatrix's board of directors have approved an agreement for Acacia to acquire the minority stockholder interests in CombiMatrix. The proposed acquisition would be accomplished through a merger in which the minority stockholders of CombiMatrix would receive shares of the new "CombiMatrix" common stock, in exchange for their existing shares. The proposed transaction will be submitted to the stockholders of Acacia and CombiMatrix for approval.

         The proposed recapitalization and merger are subject to several important conditions, including receipt of stockholder approval, receipt of satisfactory tax and accounting opinions, approval of the proposed merger by a special committee of the CombiMatrix board of directors, receipt of a fairness opinion, approval for listing of both of the new shares on the NASDAQ National Market System and other customary conditions. We expect to present these proposals to our stockholders for approval at a special meeting.

BUSINESS GROUPS

ACACIA MEDIA TECHNOLOGIES GROUP

         SOUNDVIEW TECHNOLOGIES INCORPORATED

         Soundview Technologies Incorporated ("Soundview Technologies") was incorporated in March 1996 under the laws of the State of Delaware. Soundview Technologies has acquired and is developing intellectual property in the telecommunications field, including audio and video blanking systems, also known as V-chip technology. In March 1998, the Federal Communications Commission ("FCC") approved the television guidelines rating system, as well as the V-chip technical standards. Soundview Technologies owns the exclusive right and title to U.S. Patent No. 4,554,584, which describes a method for implementing the V-chip system in parallel with the existing closed-captioning circuits already in place in televisions.

         In June 2001, our ownership interest in Soundview Technologies increased from 67% to 100%, following Soundview Technologies' completion of a stock repurchase transaction with its former minority stockholders. Soundview Technologies repurchased the stock of its former minority stockholders in exchange for a cash payment and the grant to such stockholders of the right to receive 26% of future net revenues generated by Soundview Technologies' current patent portfolio, which includes its V-chip patent.

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

         As of July 1, 1999, the 1996 Telecommunications Act required all television manufacturers to include V-chip technology in 50% of all new television sets with screens 13 inches or larger sold in the United States. After January 1, 2000, the 1996 Telecommunications Act required all television manufacturers to include V-chip technology in all new television sets with screens 13 inches or larger sold in the United States. Approximately 26.0 million new televisions are sold each year in the United States. Soundview Technologies' V-chip technology is a cost-effective method for V-chip implementation that is compatible with components currently in use in televisions. Soundview Technologies' V-chip technology uses a television's receiver circuitry to decode content rating information sent as part of the broadcast signal. By utilizing the broadcast signal that carries closed-caption data, Soundview Technologies' technology is relatively inexpensive to implement. The industry and its trade association adopted this method as the technical standard for new television sets sold in the United States that are required to have V-chip technology.

         In 2000, Soundview Technologies filed a federal patent infringement and antitrust lawsuit against certain television manufacturers, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a/ Consumer Electronics Association. In its lawsuit now pending before the United States District Court for the District of Connecticut, Soundview Technologies alleges that television sets fitted with V-chips and sold in the United States infringe Soundview Technologies' patent. Additionally, Soundview Technologies alleges that the Consumer Electronics Manufacturers Association has induced infringement of Soundview Technologies' patent and that the defendants have violated the federal Clayton and Sherman Antitrust Acts by engaging in collusive attempts to prevent others in the electronics and television broadcasting industries from entering into licensing agreements with Soundview Technologies. Soundview Technologies is seeking monetary damages, an injunction preventing unlicensed use of its patented technology and other remedies.

         During 2001, Soundview Technologies executed separate settlement and/or license agreements with Samsung Electronics, Hitachi America, Ltd., LG Electronics, Inc., Funai Electric Co., Ltd., Daewoo Electronics Corporation of America, Sanyo Manufacturing Corporation, Thomson Multimedia, Inc., JVC Americas Corporation, Matsushita Electric Industrial Co., Ltd. and Orion Electric Co., Ltd. In addition, Soundview Technologies settled its lawsuits with Pioneer Electronics (USA) Incorporated, an affiliate of Pioneer Corporation, and received payments from Philips Electronics North America Corporation pursuant to a settlement and license agreement signed in December 2000. Certain of these license agreements constitute settlements of patent infringement litigation brought by Soundview Technologies. As of December 31, 2001, we have received license fee payments from television manufacturers totaling $25.6 million and have granted non-exclusive licenses of Soundview Technologies' U.S. Patent No. 4,554,584 to the respective television manufacturers. Certain of the settlement and license agreements provide for future royalty payments to Soundview Technologies. We received and recognized as revenue $2.4 million of the license fee payments in the first quarter of 2001, $10.0 million of the license fee payments in the second quarter of 2001, $10.7 million of the license fee payments in the third quarter of 2001 and $1.0 million of the license fee payments in the fourth quarter of 2001. License fee payments received during 2001 totaling $1.5 million are included in deferred revenues at December 31, 2001 pursuant to the terms of the respective agreements.

         ACACIA MEDIA TECHNOLOGIES CORPORATION

         Acacia Media Technologies Corporation ("Acacia Media Technologies"), formerly Greenwich Information Technologies LLC which was formed as a limited liability company under the laws of the State of Delaware in 1996, owns a worldwide portfolio of pioneering patents relating to audio and video transmission and receiving systems, commonly known as audio-on-demand and video-on-demand, used for distributing content via various methods including computer networks, cable television systems and direct broadcasting satellite systems. Audio-on-demand offers similar functionality with music or other audio content. Video-on-demand allows television viewers to order movies or other programs from a remote file server and to view them at home with full VCR functionality, including pause, fast-forward and reverse. Information-on-demand is one of the primary applications of interactive entertainment.

         On November 1, 2001, we increased our ownership interest in Acacia Media Technologies, formerly Greenwich Information Technologies LLC, from 33% to 100% through the purchase of the ownership interest of the former limited liability company's other member. In December 2001, we converted the company from a limited liability company to a corporation and changed the name of the company to Acacia Media Technologies Corporation (hereinafter referred to as "Acacia Media Technologies").

         Acacia Media Technologies owns five issued U.S. patents relating to audio and video transmission and receiving systems, commonly known as audio-on-demand and video-on-demand, used for distributing content via various methods as follows: U.S. Patent No. 5,132,992, U.S. Patent No. 5,253,275, U.S. Patent No. 5,550,863, U.S. Patent No. 6,002,720 and U.S. Patent No. 6,144,702.
In addition, Acacia Media Technologies owns sixteen foreign patents also relating to audio and video transmission and receiving systems technology. Foreign rights include patents granted in Mexico and the Republic of China, a patent granted by the European Patent Office covering Austria, Belgium, Denmark, France, Germany, Greece, Italy, Luxembourg, Monaco, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom, and patent applications pending in Japan and South Korea. Those patents that have already been issued and granted were issued or granted during the past nine years, the earliest of which will expire in 2011. Acacia Media Technologies is pursuing business opportunities with possible providers of information-on-demand systems and others involved in supplying related information-on-demand services.

         The market for audio and video transmission and receiving systems, such as audio-on-demand and video-on-demand, continues to grow inside the United States and abroad. The technology underlying the infrastructure required to deliver digitized signals to consumers continues to rapidly improve, making the expansion of the infrastructure more economical, and increasing the opportunities for the commercialization of Acacia's audio and video-on-demand patent portfolio. It is estimated that there are currently 17 million digital satellite customers in the United States and 9 million outside the United States. There are an estimated 13 million digital cable subscribers in the United States, and this number is anticipated to increase to over 40 million by 2005. It is also estimated that there are currently 11 million broadband Internet customers in the United States, and this number is anticipated to increase significantly by 2005. Interactive services such as video-on-demand are being rolled out to these digital customers, and it is anticipated that revenues for the video-on-demand industry will reach $3 billion by 2005. We will continue to pursue both licensing and strategic business alliances with leading companies in the rapidly growing media technologies industry.

         Subsequent to the acquisition of our 100% ownership interest in Acacia Media Technologies, we have focused our efforts on building a management team with expertise in licensing to the audio and video consumer electronics industry that will focus on the commercialization of Acacia's audio and video-on-demand patent portfolio.

         In December 2001, Roy Mankovitz joined Acacia Media Technologies as Senior Vice President, Intellectual Property. Mr. Mankovitz is best known for his position as a Director, and Corporate Counsel, Intellectual Property of Gemstar - TV Guide International ("Gemstar"). Mr. Mankovitz was with Gemstar from 1991 to 1998, where he was responsible for the worldwide patent, trademark and copyright program, including technology licensing, litigation, strategic alliances and the establishment, acquisition and protection of intellectual property rights. He was also a member of the research and development group for new product development and a named inventor of more than two-dozen United States and foreign patents assigned to Gemstar. Prior to Gemstar, Mr. Mankovitz was a member of the law firm Christie, Parker and Hale, LLP where he was responsible for intellectual property prosecution, litigation support, infringement and validity studies, and client counseling for electronics companies, including Gemstar, Samsung and Fujitsu.

         In the first quarter of 2002, Andrew Duncan joined Acacia Media Technologies as Vice President, Business Development. Mr. Duncan was formerly Vice President, Consumer Electronics of Gemstar - TV Guide International with direct reporting responsibility to the CEO. Mr. Duncan was with Gemstar from 1994 to 2001, where he was responsible for licensing and marketing of the highly successful VCR Plus+ and Electronic Program Guide. At Gemstar, he developed and controlled licensing and marketing policy with all major consumer electronic manufacturers worldwide, including Sony, Philips and RCA. Prior to Gemstar, Mr. Duncan was European Marketing and Product Manager for Thomson Multimedia (formerly RCA/GE in the United States) where he was responsible for the company's consumer electronics multi-brand business across Europe.

ACACIA LIFE SCIENCES GROUP

         COMBIMATRIX CORPORATION

         CombiMatrix, a majority-owned subsidiary of Acacia, was incorporated in October 1995 under the laws of the State of California and reincorporated in the State of Delaware in September 2000. CombiMatrix is a development-stage company engaged in the development of a proprietary universal biochip with applications in the genomics, proteomics and combinatorial chemistry markets.

         CombiMatrix is developing a technology to allow it to rapidly produce customizable biological array processors, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. CombiMatrix is designing its products principally to be responsive to the needs of pharmaceutical and biotechnology researchers to analyze raw genomic data in the discovery and development of pharmaceutical products. CombiMatrix's biological array processor is a semiconductor coated with a three-dimensional layer of porous material in which DNA, RNA, peptides or small molecules can be synthesized or immobilized within discrete test sites. CombiMatrix integrates a semiconductor, proprietary software and chemistry and the Internet into a system that should enable CombiMatrix to design, customize and ship biological array processors made to its potential customers' specifications, typically in less than a day. CombiMatrix's system should enable researchers to conduct rapid, iterative experiments to analyze the large amounts of genomic information generated by the Human Genome Project and other genomic research efforts. We believe that CombiMatrix's customizable biological array processors will enable potential customers to reduce the time and costs associated with the discovery and development of pharmaceutical products.

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

         CombiMatrix has 42 patent applications pending in the United States and Europe. In July 2000, CombiMatrix was granted U.S. Patent No. 6,093,302, which expires in July 2017, for its biochip microarray processor system. This system enables quick and economical turnaround of custom-designed microarrays for use in biological research. A microarray consists of a chemical "virtual flask" located on the surface of a semiconductor chip containing thousands of microarrays, which are separated from each other using special solutions instead of physical barriers. Each microarray has electronic circuitry that may be directed by a computer to construct a specified compound. The patent covers CombiMatrix's core technology, which is a method for producing microarrays by synthesizing biological materials on a three-dimensional, active surface.

         In July 2001, CombiMatrix entered into a non-exclusive worldwide license, supply, research and development agreement with Roche Diagnostics GmbH ("Roche"). Under the terms of the agreement, it is contemplated that Roche will purchase, use and resell CombiMatrix's biochips (microarrays) and related technology for rapid production of customizable biochips. Additionally, CombiMatrix and Roche will develop a platform technology, providing a range of standardized biochips for use in important research applications. Roche will make payments for the deliverables contemplated and for expanded license rights.

         The agreement allows Roche to use, develop and resell licensed CombiMatrix products in diagnostic applications. The agreement includes a revenue sharing arrangement and has a term of 15 years. The agreement provides for minimum payments by Roche to CombiMatrix over the first three years, including milestone achievements, payments for products, royalties and research and development projects.

         In August 2001, CombiMatrix entered into a license and supply agreement with the National Aeronautics and Space Administration ("NASA"). The agreement has a two-year term and provides for the license, purchase and use by the NASA Ames Research Center of CombiMatrix's active biochips (microarrays) and related technology to conduct biological research in terrestrial laboratories and in space.

         In October 2001, CombiMatrix formed a joint venture with Marubeni Japan, one of Japan's leading trading companies. The joint venture, based in Tokyo, will focus on development and licensing opportunities for CombiMatrix's biochip technology with pharmaceutical and biotechnology companies in the Japanese market. Marubeni made an investment to acquire a ten percent (10%) minority interest in the joint venture.

         In December 2001, CombiMatrix completed a major milestone in its strategic alliance with Roche including demonstration of several key performance metrics of its custom in-situ microarray system.

         In 2000 and 1999, CombiMatrix was awarded a total of three contracts from the U.S. Federal government with respect to its biochip technology. In July 1999, CombiMatrix was awarded a Phase I Small Business Innovative Research ("SBIR") contract from the Department of Energy to develop microarrays of affinity probes for the analysis of gene product, which may be used to expedite the drug discovery process in the pharmaceutical industry. In July 1999, CombiMatrix was awarded a Phase I SBIR Department of Defense contract to use CombiMatrix's proprietary biochip technology to develop nanode array sensor microchips to enable simultaneous detection of chemical and biological warfare agents. In January 2000, CombiMatrix was awarded a Phase II SBIR Department of Defense contract for the use of its biochip technology to develop nanode array sensor microchips. Grant revenue recorded in 2001 resulted from CombiMatrix's continuing performance under the Phase II SBIR Department of Defense contract.

         In February 2002, CombiMatrix was awarded a Phase I National Institutes of Health grant for the development of its protein biochip technology. The title of the grant is "Self-Assembling Protein Microchips." This grant is in addition to a three-year Phase I and a Phase II SBIR grant from the U.S. Department of Defense for the development of multiplexed chip based assays for chemical and biological warfare agent detection.

         In November 2000, CombiMatrix filed a registration statement with the Securities and Exchange Commission ("SEC"), relating to the proposed initial public offering of its common stock. CombiMatrix recently filed a letter with the SEC to withdraw its registration statement.

         In April 1996, we entered into a shareholder agreement with CombiMatrix's Senior Vice President, Chief Technology Officer, who holds an ownership interest of 12.0% of CombiMatrix, pertaining to certain matters relating to CombiMatrix. This agreement provides for the collective voting of shares (representing 69.5% of the voting interests in CombiMatrix) for the election of certain directors to CombiMatrix's board of directors, as well as certain restrictions on the sale or transfer of the individual's shares of common stock in CombiMatrix.

         ADVANCED MATERIAL SCIENCES, INC.

         Advanced Material Sciences is a development-stage company that holds an exclusive license to CombiMatrix's biological processor technology within the field of material science. Material science includes fuel cell catalysts, battery materials, sensor arrays, electronic and electrochemical materials and other materials relating to the use, storage, conversion and delivery of energy other than those involving living or biologic systems.

         Advanced Material Sciences is 58.1% owned by us, 28.5% owned by CombiMatrix and 13.4% owned by third-parties. We have a 74.5% economic interest in Advanced Material Sciences by virtue of our 58.1% direct ownership interest in Advanced Material Sciences and our 57.5% interest in CombiMatrix. Advanced Material Sciences intends to develop and exploit CombiMatrix's biological processor technology in certain fields of material science. The principal terms of Advanced Material Sciences' agreement with CombiMatrix are as follows:

      o Advanced Material Sciences holds an exclusive worldwide license to CombiMatrix's biological array processor technology for use in certain fields of material science;
      o Advanced Material Sciences will pay CombiMatrix a royalty on all net sales generated from the sale of products in the area of material science;
      o Advanced Material Sciences will grant a royalty-free, worldwide license to CombiMatrix to use improvements made by Advanced Material Sciences to its technology in all fields outside of material sciences; and
      o  The initial term of the license agreement with CombiMatrix is 20 years.

         In May 2001, Advanced Material Sciences completed a private equity financing raising gross proceeds of $2.0 million through the issuance of 2,000,000 shares of common stock. Advanced Material Sciences issued an additional 29,750 shares of common stock, in lieu of cash payments, and warrants to purchase approximately 54,000 shares of common stock, for finders' fees in connection with the private placement. Each common stock purchase warrant entitles the holder to purchase shares of Advanced Material Sciences common stock at a price of $1.10 per share.

DISCONTINUED OPERATIONS

         On February 13, 2001, the board of directors of Soundbreak.com Incorporated ("Soundbreak.com"), one of our majority-owned subsidiaries, resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of the company. Accordingly, we reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in the consolidated statements of operations and comprehensive loss as of and for the year ended December 31, 2000.

COMPETITION

         We expect to encounter competition in the area of business opportunities from other entities having similar business objectives. Many of these potential competitors possess financial, technical, human and other resources greater than our own.

         The media technologies and life sciences industries are subject to intense competition and rapid and significant technological change. We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available.

         Other companies may develop competing technologies that offer better or less expensive alternatives to the V-chip technology and/or our audio-on-demand and video-on-demand technology. Many potential competitors, including television manufacturers and other media technology companies, have significantly greater resources. Technological advances or entirely different approaches developed by one or more of our competitors could render Acacia Media Technologies Group's technologies obsolete or uneconomical.

         In the life sciences industry, many competitors have more experience in research and development than CombiMatrix. Technological advances or entirely different approaches developed by one or more of our competitors could render CombiMatrix's processes obsolete or uneconomical. The existing approaches of our competitors or new approaches or technology developed by our competitors may be more effective than those developed by CombiMatrix.

REGULATION

THE INVESTMENT COMPANY ACT OF 1940

         The regulatory scope of the Investment Company Act of 1940 ("Investment Company Act"), which was enacted principally for the purpose of regulating vehicles for pooled investments in securities, extends generally to companies engaged primarily in the business of investing, reinvesting, owning, holding or trading in securities. We believe that our anticipated principal activities will not subject us to regulation under the Investment Company Act. However, the Investment Company Act may also be deemed to be applicable to a company which does not intend to be characterized as an investment company but which, nevertheless, engages in activities which may be deemed to be within the scope of certain provisions of the Investment Company Act. In such an event, we may become subject to certain restrictions relating to our activities, including restrictions on the nature of our investments and the issuance of securities. In addition, the Investment Company Act imposes certain requirements on companies deemed to be within its regulatory scope, including registration as an investment company, adoption of a specific form of corporate structure and compliance with certain burdensome reporting, record-keeping, voting, proxy, disclosure and other rules and regulations, all of which could cause significant registration and compliance costs. Accordingly, we will continue to review our activities from time to time with a view toward reducing the likelihood that we could be classified as an "investment company" within scope of the Investment Company Act.

REGULATION OF MEDICAL DEVICES

         CombiMatrix intends to sell products to the pharmaceutical, biotechnology and academic communities for research applications. Therefore, its initial products will not require approval from, or be regulated by, the United States Food and Drug Administration ("FDA") as a manufacturer nor will they be subject to the FDA's current good manufacturing practice ("cGMP") regulations. Additionally, CombiMatrix's initial products will not be subject to certain reagent regulations promulgated by the FDA. However, the manufacture, marketing and sale of certain products and services for any clinical or diagnostic applications will be subject to extensive government regulation as medical devices in the United States by the FDA and in other countries by corresponding foreign regulatory authorities.

         The FDA requires that a manufacturer seeking to market a new or modified medical device, or an existing medical device for a new indication, obtain either a pre-market notification clearance under the Federal Food, Drug and Cosmetic Act or a showing of substantial equivalence in function to an existing regulated device. CombiMatrix anticipates that its products will become subject to medical device regulations in the United States only when they are marketed for clinical uses for any clinical or diagnostic purpose, excluding pure research or product discovery research purposes. Material changes to existing medical devices are also subject to FDA review and clearance or approval prior to commercialization in the United States.

         Should CombiMatrix market products for any clinical or diagnostic purpose or act as a manufacturer or supplier of products for a third-party customer to market for any clinical or diagnostic purpose, it will be required to register as a medical device manufacturer with the FDA. As a registered manufacturer, CombiMatrix would be subject to routine inspection by the FDA for compliance with cGMP regulations and other applicable regulations. In addition, CombiMatrix must currently comply with a variety of other federal, state and local laws and regulations relating to safe work conditions and manufacturing practices. The extent of government regulation that might result from any future legislation or administration cannot be predicted. Moreover, there can be no assurance that CombiMatrix or its third-party customers will be able to obtain appropriate FDA regulatory approvals on a timely basis, or at all, or that CombiMatrix will be able to comply with cGMP regulations.

         Sales of CombiMatrix products outside the United States will be subject to foreign regulatory requirements that vary from country to country. Additional approvals from foreign regulatory authorities may be required, and there can be no assurance that CombiMatrix will be able to obtain foreign marketing approvals on a timely basis, or at all, or that it will not be required to incur significant costs in obtaining or maintaining foreign regulatory approvals. For example, if CombiMatrix products are marketed for clinical or diagnostic purposes in the European Union, CombiMatrix will have to obtain the certificates required for the "CE" mark to be affixed to CombiMatrix products for sales in European Union member countries. The "CE" mark is a European Union symbol of adherence to quality assurance standards and compliance with applicable European Union directives and regulations.

ENVIRONMENTAL REGULATION

         The operations of CombiMatrix and Advanced Material Sciences involve the use, transportation, storage and disposal of hazardous substances, and as a result, these subsidiaries are subject to environmental and health and safety laws and regulations. Although these subsidiaries currently use fairly small quantities of hazardous substances, as they expand their operations, their use of hazardous substances will likely increase and lead to additional and more stringent requirements. The cost of complying with these and any future environmental regulations could be substantial. In addition, if one or more of our subsidiaries fails to comply with environmental laws and regulations, or releases any hazardous substance into the environment, such subsidiary could be exposed to substantial liability in the form of fines, penalties, remediation costs and other damages, or could suffer a curtailment or shut down of its operations.

SATELLITE, CABLE AND TELECOMMUNICATIONS REGULATION

         Acacia Media Technologies markets and licenses technologies relating to audio-on-demand and video-on-demand. These technologies can be used to transmit content by several means including satellite, cable and telecommunications systems. The satellite, cable and telecommunications industries are subject to federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While most satellite, cable and telecommunication industry regulations do not apply directly to Acacia Media Technologies, they affect programming distributors, one of the large potential customers for the technologies covered by Acacia Media Technologies' patent portfolio. Acacia Media Technologies monitors pending legislation and administrative proceedings to ascertain relevance, analyze impact and develop strategies regarding regulatory trends and developments within these industries.

         Federal law requires cable operators to reserve up to one-third of a system's channel capacity for local commercial television stations that have elected must-carry status. In addition, a cable system is generally required to carry local non-commercial television stations. The FCC has also implemented comparable rules for satellite carriers requiring that if a satellite system carries one local broadcast station in a local market pursuant to a royalty-free license granted under the Satellite Home Viewer Improvement Act of 1999, then it must carry all local broadcast stations in that market. To meet these requirements, some cable and satellite systems must decide which programming services to keep and which to remove in order to make space available for local television stations. These must-carry requirements may impact Acacia Media Technologies' information-on-demand and streaming media business by causing cable and satellite systems operators to reduce the number of channels on their systems that would have used technologies covered by Acacia Media Technologies' patent portfolio.

         On January 18, 2001, the FCC issued a Notice of Inquiry ("NOI") concerning Interactive Television ("ITV"). The NOI raises a series of questions that suggest that cable systems might be regarded as essential, open platforms of spectrum for non-discriminatory third-party use, rather than facilities-based providers competing in a wider market. ITV is a service so new that the FCC has difficulty defining it, but the FCC states that it considers ITV to embrace at least electronic program guides, interactive video content, and supplementary signals that wrap around video and provide additional content or services. The NOI seeks comments on the nature of ITV (e.g., what is it, who will provide it, how will it be provided, what are the business models for its provision), and whether cable systems will be a "superior platform" for the provision of ITV. Although the NOI cannot lead directly to rules, it asks very detailed questions all arising from a common regulatory premise: that cable operations who are affiliated with ITV providers should not be permitted to "discriminate" in favor of their own ITV services with respect to spectrum usage; and that ITV providers affiliated with cable operators may need to be subjected to equivalent rules of non-discrimination so that they may not obtain leverage from any exclusive arrangement they would otherwise negotiate with popular programmers. The outcome of the NOI will largely determine whether there will be subsequent FCC regulations for the interactive television industry. As of March 19, 2002, the FCC had not yet proposed any new regulations as a result of the NOI. Any regulation of this industry could impact Acacia Media Technologies' information-on-demand and streaming media business by limiting the growth of the market for these technologies or regulating their licensing, but at this time, it is too speculative to determine what those rules or their impact may be.

RESEARCH AND DEVELOPMENT

         We are involved in research and development activities through our consolidated subsidiaries. Our research and development-related expenses, primarily related to CombiMatrix, were $18.8 million, $11.9 million and $1.8 million in 2001, 2000 and 1999, respectively.

         Certain of our life sciences subsidiaries are developing a variety of life sciences related products and services. These industries are characterized by rapid technological development. We believe that our future success will depend in large part on our subsidiaries' ability to continue to enhance their existing products and services and to develop other products and services, which complement existing ones. In order to respond to rapidly changing competitive and technological conditions, we expect our subsidiaries to continue to incur significant research and development expenses during the initial development phase of new products and services, as well as on an ongoing basis.

ITEM 2. PROPERTY

         Acacia leases approximately 7,143 square feet of office space in Newport Beach, California, under a lease agreement that expires in February 2007. We also lease approximately 7,019 square feet of office space in Pasadena, California, under a lease agreement that expires in November 2003, which is subleased through the remaining term of the lease agreement. Our consolidated subsidiary, CombiMatrix, leases office and laboratory space totaling approximately 63,537 square feet located north of Seattle, Washington, under a lease agreement that expires in December 2008. Presently, we are not seeking any additional facilities.

         We are a guarantor under a lease agreement for office space in Hollywood, California that expires in August 2005. The lease agreement was entered into by Soundbreak.com, which ceased operations in February 2001. A portion of the leased premises is subleased through the remaining term of the lease agreement, and we continue to pursue opportunities to sublease the remaining space.


ITEM 3. LEGAL PROCEEDINGS

         In the ordinary course of its business, we are the subject of, or party to, various pending or threatened legal actions. We believe that any liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

SOUNDVIEW TECHNOLOGIES

         On April 5, 2000, Soundview Technologies filed a federal patent infringement and antitrust lawsuit against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a/ Consumer Electronics Association in the United States District Court for the Eastern District of Virginia, alleging that television sets utilizing certain content blocking technology (commonly known as the "V-chip") and sold in the United States infringe Soundview Technologies' U.S. Patent No. 4,554,584. The case is now pending in the U.S. District Court for the District of Connecticut against Sony Corporation of America, Inc., Sony Electronics, Inc., the Electronics Industries Alliance d/b/a/ Consumer Electronics Association, the Consumer Electronics Manufacturers Association, Mitsubishi Digital Electronics America, Inc., Mitsubishi Electronics America, Inc., Toshiba America Consumer Products, Inc. and Sharp Electronics Corporation. However, no assurance can be given that Soundview Technologies will prevail in this action or that the television manufacturers will be required to pay royalties to Soundview Technologies.

         During 2001, Soundview Technologies entered into separate confidential settlement and/or license agreements with Hitachi America Ltd., Pioneer Electronics (USA) Incorporated, Samsung Electronics, LG Electronics, Inc., Daewoo Electronics Corporation of America, Sanyo Manufacturing Corporation, Funai Electric Co., Ltd., JVC Americas Corporation, Thomson Multimedia, Inc., Orion Electric Co., Ltd. and Matsushita Electric Industrial Co., Ltd. whereby Soundview Technologies will receive payments and grant non-exclusive licenses of its V-chip patent. In 2000, Soundview Technologies settled its lawsuit with Philips Electronics North America Corporation.

COMBIMATRIX

         On November 28, 2000, Nanogen filed a complaint in the United States District Court for the Southern District of California against CombiMatrix and Donald D. Montgomery, Ph.D., Senior Vice President, Chief Technology Officer and a director of CombiMatrix. Dr. Montgomery was employed by Nanogen as a senior research scientist between May 1994 and August 1995. The Nanogen complaint alleges, among other things, breach of contract, trade secret misappropriation and that U.S. Patent No. 6,093,302 and other proprietary information belonging to CombiMatrix are instead the property of Nanogen. The complaint seeks, among other things, correction of inventorship on the patent, the assignment of rights in the patent and pending patent applications to Nanogen, an injunction preventing disclosure of trade secrets, damages for trade secret misappropriation and the imposition of a constructive trust. On December 15, 2000, CombiMatrix and Dr. Montgomery filed a motion to dismiss the lawsuit, which was denied in part and granted in part on February 1, 2001. On March 9, 2001, CombiMatrix and Dr. Montgomery filed a counterclaim, alleging breach of express covenants not to sue or otherwise interfere with Dr. Montgomery arising out of a release signed by Nanogen in 1996. On April 4, 2001, Nanogen filed a motion to dismiss the counterclaim, which the court denied in its entirety on July 27, 2001. Fact discovery is ongoing and is scheduled to close on June 3, 2002. CombiMatrix intends to vigorously defend the lawsuit and pursue the counterclaim. Although we believe that Nanogen's claims are without merit, we cannot predict the outcome of the litigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

         On March 16, 1998, our board of directors declared a two-for-one split of our common stock in the form of a 100% stock dividend. We distributed the stock dividend on or about June 12, 1998 for each share held of record at the close of business on May 29, 1998. All share and per share information presented herein is adjusted for the stock split.

         On October 22, 2001, our board of directors declared a ten percent (10%) stock dividend. The stock dividend, totaling 1,777,710 shares, was distributed on December 5, 2001 for stockholders of record as of November 21, 2001. All share and per share information presented herein is adjusted for the stock dividend.

         The high and low bid prices for our common stock as reported by the NASDAQ National Market System for the periods indicated are as follows. Such prices are inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

         2000                                               HIGH        LOW

         First Quarter....................................  $53.64     $26.82
         Second Quarter...................................  $39.09     $12.16
         Third Quarter....................................  $32.05     $19.89
         Fourth Quarter...................................  $33.81     $12.50

         2001                                               HIGH        LOW

         First Quarter....................................  $18.98     $ 5.23
         Second Quarter...................................  $16.14     $ 4.69
         Third Quarter....................................  $16.66     $ 5.83
         Fourth Quarter...................................  $13.42     $ 8.29

         On March 22, 2001, the closing bid and asked quotations for our common stock were $11.75 and $11.76, respectively, per share.

         On March 22, 2001, there were approximately 211 owners of record of our common stock. The majority of the outstanding shares of common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

DIVIDEND POLICY

         To date, we have not declared or paid any cash dividends with respect to our capital stock, and the current policy of the board of directors is to retain earnings, if any, to provide for the growth of Acacia. Consequently, we do not expect to pay any cash dividends in the foreseeable future. Further, there can be no assurance that our proposed operations will generate revenues and cash flow needed to declare a cash dividend or that we will have legally available funds to pay dividends.

ITEM 6. SELECTED FINANCIAL DATA

         The selected financial data set forth below as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The selected financial data as of December 31, 1999, 1998 and 1997 and for the years ended December 31, 1998 and 1997 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the SEC.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                     2001             2000            1999            1998            1997
                                                 -------------   -------------   -------------   -------------   -------------
Revenues:
   License fee income ........................   $ 24,180,000    $         --    $         --    $         --    $         --
   Grant revenue .............................        456,000          17,000         144,000              --              --
   Capital management fee income and other ...             --          40,000         122,000         382,000         491,000
                                                 -------------   -------------   -------------   -------------   -------------
Total revenues ...............................   $ 24,636,000    $     57,000    $    266,000    $    382,000    $    491,000
                                                 =============   =============   =============   =============   =============

Operating loss ...............................   $(43,198,000)   $(37,163,000)   $ (7,580,000)   $ (5,842,000)   $ (3,420,000)
Other income (expense), net ..................      4,166,000      (1,235,000)     (1,042,000)       (545,000)       (100,000)
Loss from continuing operations before
  minority interests .........................    (39,812,000)    (38,325,000)     (8,642,000)     (6,387,000)     (3,270,000)
Minority interests ...........................     17,540,000       9,166,000       1,221,000         198,000         411,000
Loss from continuing operations ..............    (22,272,000)    (29,159,000)     (7,421,000)     (6,189,000)     (2,859,000)
Loss from discontinued operations (1) ........             --      (9,554,000)       (776,000)             --              --
Loss before cumulative effect of change in
   accounting principle ......................    (22,272,000)    (38,713,000)     (8,197,000)     (6,189,000)     (2,859,000)
Cumulative effect of change in accounting
   principle due to beneficial conversion
   feature ...................................             --        (246,000)             --              --              --
Net loss .....................................    (22,272,000)    (38,959,000)     (8,197,000)     (6,189,000)     (2,859,000)

Loss per common share:
Basic and diluted
   Loss from continuing operations ...........   $      (1.16)   $      (1.78)   $      (0.59)   $      (0.58)   $      (0.42)
   Loss from discontinued operations .........             --           (0.58)          (0.06)             --              --
   Cumulative effect of change in accounting
     principle ...............................             --           (0.02)             --              --              --
                                                 -------------   -------------   -------------   -------------   -------------
Net loss .....................................   $      (1.16)   $      (2.38)   $      (0.65)   $      (0.58)   $      (0.42)
                                                 =============   =============   =============   =============   =============
Weighted average number of common and
   potential shares outstanding used in
   computation of loss per common share (2):
   Basic .....................................     19,259,256      16,346,099      12,649,133      10,748,982       6,739,996
   Diluted ...................................     19,259,256      16,346,099      12,649,133      10,748,982       6,739,996

CONSOLIDATED BALANCE SHEET DATA:
                                                      2001            2000            1999              1998           1997
                                                 -------------   -------------   -------------   -------------   -------------
Total assets..................................   $110,859,000    $ 98,516,000    $ 51,791,000    $ 19,769,000    $  8,854,000
Long-term indebtedness........................             --              --              --       1,222,000              --
Total liabilities (3).........................     19,824,000      20,848,000       1,633,000       1,828,000         447,000
Minority interests (3)........................     32,303,000      17,524,000       4,896,000              --         227,000
Stockholders' equity..........................     58,732,000      60,144,000      45,262,000      17,941,000       8,180,000

-----------------------------------

(1) Operating results in 1999 have been restated to present Soundbreak.com as discontinued operations. See Note 9 to the 2001 consolidated financial statements.
(2) Potential common shares in 2001, 2000, 1999, 1998 and 1997 have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive. In addition, all share and per share information has been adjusted as appropriate for all periods presented to reflect a two-for-one stock split effected in March 1998 and a ten percent (10%) stock dividend distributed on December 5, 2001 for stockholders of record as of November 21, 2001.
(3) Effective January 1, 2001, Acacia changed its accounting policy for balance sheet classification of employee stock-based compensation resulting from awards in consolidated subsidiaries. As a result, effective January 1, 2001, amortized non-cash stock compensation charges related to subsidiary stock options are included in minority interests in our consolidated balance sheet. Prior to the change in accounting policy, amortized non-cash stock compensation charges related to subsidiary stock options were reflected as "accrued stock compensation" in consolidated liabilities. There is no impact on previous consolidated statements of operations as a result of this change in accounting policy.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Acacia Research Corporation develops, licenses and provides products for the media technology and life science sectors. Acacia's media technologies and life sciences businesses are referred to as "Acacia Media Technologies Group" and "Acacia Life Sciences Group," respectively. Acacia licenses its V-chip technology to television manufacturers and owns pioneering technology for digital streaming and audio and video-on-demand. We will continue to pursue both licensing and strategic business alliances with leading companies in the rapidly growing media technologies industry. Acacia's core technology opportunity in the life science sector has been developed through our majority-owned subsidiary, CombiMatrix, which is developing a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip.

         In 2001, our financial condition and results of operations were highlighted by the receipt of $25.6 million in payments from the licensing of our television V-chip technology, and $6.4 million received by CombiMatrix pursuant to separate license, supply and research and development agreements with Roche Diagnostics GmbH ("Roche") and the National Aeronautics and Space Administration ("NASA") and continued performance under its Phase II SBIR contract with the U.S. Department of Defense. In addition, CombiMatrix continued its expansion of research and development activities in 2001. In 2000, our financial condition and results of operations were highlighted primarily by the continued expansion of research and development and the building of the management team at CombiMatrix. In 1999, our financial condition and results of operations were highlighted primarily by the investment in our subsidiary, Soundbreak.com, and the expansion associated with CombiMatrix's research and development. In the following discussion and analysis, the period-to-period comparisons must be viewed in light of the impact that the acquisition and disposition of securities of various business interests has had on our financial condition and results of operations.

         During 2001, we began to receive significant payments from the licensing of our television V-chip technology to television manufacturers. In addition, CombiMatrix began to receive significant payments from its strategic partners and licensees. However, to date, our subsidiary companies have relied primarily upon selling equity securities, including sales to and loans from us, to generate the funds needed to finance the implementation of their plans of operation. Our subsidiary companies may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests.

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

ACQUISITION AND OPERATING ACTIVITIES

         During 2001, we continued to significantly increase financing, acquisition and operating activities while receiving significant payments from our media technologies licensing arrangements and from our life science strategic partners and licensees. We intend to continue to pursue both licensing and strategic business alliances with leading companies in the rapidly growing media technologies industry. Additionally, we intend to continue to invest in growing our life science businesses by identifying and developing opportunities in the life science sector that will be created by commercializing the new biochip technology of CombiMatrix and other related investments in that sector. Financing activities are listed in the Liquidity and Capital Resources section that follows. Highlights of the acquisition and operating activities for the year ended December 31, 2001 include:

FIRST QUARTER:

         In the first quarter of 2001, Soundview Technologies executed separate settlement and/or license agreements with Samsung Electronics, Hitachi America, Ltd., LG Electronics, Inc., Funai Electric Company, Ltd., Daewoo Electronics Corporation of America and Sanyo Manufacturing Corporation. In addition, Soundview Technologies settled its lawsuits with Pioneer Electronics (USA) Incorporated. Certain of these license agreements constitute settlements of patent infringement litigation brought by Soundview Technologies. The settlement and license agreements provide for licensing payments to Soundview Technologies, and grant non-exclusive licenses of Soundview Technologies' U.S. Patent No. 4,554,584 to the respective television manufacturers. Certain of these settlement and license agreements provide for future royalty payments to Soundview Technologies. We received, and recognized as revenue, $2.4 million in license fee payments during the first quarter of 2001. In addition, we received a payment of $1.0 million pursuant to a settlement and license agreement executed in December 2000, which is included in deferred revenues at December 31, 2001.

          In February 2001, the board of directors of Soundbreak.com resolved to cease operations as of February 15, 2001 and liquidate its remaining assets and liabilities of the company. Accordingly, we reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in the consolidated statements of operations and comprehensive loss as of and for the year ended December 31, 2000.

SECOND QUARTER:

         In June 2001, our ownership interest in Soundview Technologies increased from 67% to 100%, following Soundview Technologies' completion of a stock repurchase transaction with its former minority stockholders. Soundview Technologies repurchased the stock of its former minority stockholders in exchange for a cash payment and the grant to such stockholders of the right to receive 26% of future net revenues generated by Soundview Technologies' current patent portfolio, which includes its V-chip patent.

         During the second quarter of 2001, Soundview Technologies executed separate settlement and license agreements with Thomson Multimedia, Inc. and JVC Americas Corporation. Certain of these settlement and license agreements provide for future royalty payments to Soundview Technologies. We received, and recognized as revenue, license fee payments totaling $10.0 million during the second quarter of 2001.

THIRD QUARTER:

         In the third quarter of 2001, Soundview Technologies executed separate settlement and/or license agreements with Matsushita Electric Industrial Co., Ltd. and Orion Electric Co., Ltd. We received, and recognized as revenue, license fee payments totaling $10.7 million during the third quarter of 2001. In addition, we received a payment of $0.5 million pursuant to a license agreement executed in December 2000, which is included in deferred revenues at December 31, 2001.

         In July 2001, CombiMatrix entered into a non-exclusive worldwide license, supply, and research and development agreement with Roche. Under the terms of the agreement, it is contemplated that Roche will purchase, use and resell CombiMatrix's biochips (microarrays) and related technology for rapid production of customizable biochips. Additionally, CombiMatrix and Roche will develop a platform technology, providing a range of standardized biochips for use in important research applications. Roche will make payments for the deliverables contemplated and for expanded license rights.

         The agreement allows Roche in the future to use, develop and resell licensed CombiMatrix products in diagnostic applications. The agreement includes a revenue sharing arrangement and has a term of 15 years. The agreement provides for minimum payments by Roche to CombiMatrix over the first three years, including milestone achievements, payments for products, royalties and research and development projects. In the third quarter of 2001, CombiMatrix received an up-front payment under the Roche agreement, which is included in deferred revenues at December 31, 2001.

         In August 2001, CombiMatrix entered into a license and supply agreement with NASA. The agreement provides for the license, purchase and use by the NASA Ames Research Center of CombiMatrix's active biochips (microarrays) and related technology to conduct biological research in terrestrial laboratories and in space.

FOURTH QUARTER:

         On October 22, 2001, our board of directors declared a ten percent (10%) stock dividend. The stock dividend, totaling 1,777,710 shares, was distributed on December 5, 2001 for stockholders of record as of November 21, 2001. All share and per share information presented herein is adjusted for the stock dividend.

         In October 2001, CombiMatrix formed a joint venture with Marubeni Japan, one of Japan's leading trading companies. The joint venture, based in Tokyo, will focus on development and licensing opportunities for CombiMatrix's biochip technology with pharmaceutical and biotechnology companies in the Japanese market. Marubeni made an investment to acquire a ten percent (10%) minority interest in the joint venture.

         In November 2001, we increased our ownership interest in Acacia Media Technologies, formerly Greenwich Information Technologies LLC, from 33% to 100% through the purchase of the ownership interest of the former limited liability company's other member. In December 2001, we converted the company from a limited liability company to a corporation and changed the name of the company to Acacia Media Technologies Corporation. Acacia Media Technologies owns a worldwide portfolio of pioneering patents relating to audio and video transmission and receiving systems, commonly known as audio-on-demand and video-on-demand, used for distributing content via various methods including computer networks, cable television systems and direct broadcasting satellite systems.

         In December 2001, CombiMatrix completed a major milestone in its strategic alliance with Roche. CombiMatrix demonstrated several key performance metrics of its custom in-situ microarray system. In the fourth quarter of 2001, CombiMatrix received certain milestone payments under the Roche agreement, which are included in deferred revenues at December 31, 2001.

         In the fourth quarter of 2001, we received, and recognized as revenue, license fee payments totaling $1.0 million. In addition, CombiMatrix received payments under its license and supply agreement with NASA, which are included in deferred revenues at December 31, 2001.

         As of September 30, 2001, CombiMatrix capitalized costs incurred in connection with the filing of a registration statement with the SEC in November 2000 totaling $1.4 million. Approximately $0.9 million of these costs were included in current assets in our December 31, 2000 consolidated balance sheet. In the fourth quarter of 2001, all of these deferred costs were charged to operations due to uncertainty regarding the future recoverability of such costs stemming from unfavorable market conditions in late 2001 and early 2002.

EFFECT OF VARIOUS ACCOUNTING METHODS ON OUR RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

      o  revenue recognition;
      o  research and development expenses;
      o  litigation, claims and assessments;
      o  stock-based compensation;
      o  accounting for income taxes; and
      o  valuation of long-lived and intangible assets and goodwill.

         REVENUE RECOGNITION. We derive our revenues from three primary sources:
(i) fees from the licensing of our television V-chip technology to television manufacturers, (ii) revenues under multiple-element arrangements with strategic partners and licensees and (iii) government grant revenues.

         As described below, significant management judgments must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of our revenue for any period if our management made different judgments.

         Television V-chip License Fees: Our television V-chip technology settlement and/or license agreements provide for the payment of contractually determined license fees to us in consideration for the grant to certain television manufacturers of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by Soundview Technologies' U.S. Patent No. 4,554,584, through July 2003. Certain of the agreements also provide for future royalties or additional required payments based on future television sales or the outcome of future litigation and settlement activities. The agreements executed with the various television manufacturers include certain release provisions with respect to Soundview Technologies' ongoing patent infringement and anti-trust enforcement efforts. Amounts received under the settlement and license agreements are recorded as license fee income in our consolidated statement of operations and comprehensive loss.

         License fee income is recognized as revenue when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured. Pursuant to the terms of the agreements, we have no further obligation with respect to the sale of the non-exclusive retroactive and future license, including no express or implied obligation on our part to maintain or upgrade the technology or license, or provide future support or services. Generally, the agreements provide for the grant of the license upon receipt by Soundview Technologies of payment of the contractual license fee. As such, the earnings process is generally complete upon the receipt of payment from the television manufacturer, and revenue is recognized when all of the criteria above are met.

         License fee payments received by us that do not meet the revenue recognition criteria above are recorded as deferred revenues until the criteria are met. In the event that license fee amounts due from television manufacturers have been accrued, we assess collection based on a number of factors, including past transaction history and credit-worthiness. If we determine that collection of an accrued license fee is not reasonably assured, we defer the fee and recognize revenue upon receipt of cash.

         Revenues Under Multiple-Element Arrangements with Strategic Partners and Licensees: CombiMatrix entered into a non-exclusive worldwide license, supply, research and development agreement with Roche in July 2001. Under the terms of the agreement, Roche will purchase, use and resell CombiMatrix's microarray and related technologies for rapid production of customizable biochips. Additionally, CombiMatrix and Roche will develop a platform technology, providing a range of standardized biochips for use in research applications. The agreement has a 15-year term and provides for minimum payments by Roche to CombiMatrix over the first three years, including milestone achievements, payments for products, royalties and research and development projects.

         Revenues from the sale of products and services under multiple-element arrangements are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed and determinable and (iv) collectibility is reasonably assured.

         Pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"), an arrangement with multiple deliverables should be segmented into individual units of accounting based on the separate deliverables only if there is objective and reliable evidence of fair value to allocate the consideration to the deliverables. Accordingly, revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received or billable in connection with other rights and services that represent continuing obligations of CombiMatrix, are deferred until all of the elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established.

         Upon establishing verifiable evidence of the fair value of the elements in multiple-element arrangements, the fair value is allocated to each element of the arrangement, such as licensing or research and development deliverables, based on the relative fair values of the elements. We determine the fair value of each element in multiple-element arrangements based on objective and verifiable evidence of the price charged when the same element is sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

         For the year ended December 31, 2001, CombiMatrix received payments totaling $5.3 million from Roche, including up-front payments and milestone payments, which are classified as deferred revenues in the accompanying December 31, 2001 consolidated balance sheet due to management's determination that the payments received relate to elements for which objective and reliable evidence of fair value does not currently exist. Pursuant to SAB No. 101, the elements associated with the amounts received to date and additional payments will be treated as one accounting unit. The up-front fees and cash payments received upon the accomplishment of the contractual milestones will be deferred. Revenue will be recognized when all of the related elements, for which objective and reliable evidence does not exist, have been delivered and there is objective and reliable evidence to support the fair value for all of the undelivered elements.

         Government Grants: Revenues from government grants and contracts are recognized when the related services are performed and approved by the grantor and when collectibility is reasonably assured. Amounts recognized are limited to amounts due from customers based upon the contract or grant terms.

         RESEARCH AND DEVELOPMENT EXPENSES. Our research and development expenses to date have been incurred primarily by our CombiMatrix subsidiary. CombiMatrix is engaged in several research and development initiatives to expand its product offerings by increasing the number of test sites on their active biochips from 1,024 sites per square centimeter currently to over 10,000 sites per square centimeter and by developing additional applications of its technology for drug discovery and development.

         Research and development expenses have been CombiMatrix's largest expense to date. Research and development expenses primarily relate to costs of developing its semiconductor-based, active biochip system, including salaries and benefits, recruiting and relocation expenses related to the expansion of its research and development staff, costs associated with increased usage of laboratory materials and supplies and increased facilities costs. CombiMatrix expects to continue to incur significant expenses for research and development, for developing and expanding its manufacturing capabilities and for other efforts to commercialize its products. As a result, we expect that our research and development expenses will continue to increase in the foreseeable future.

         In July 2001, CombiMatrix signed a non-exclusive license and supply agreement and a research and development agreement with Roche in the genomics and related diagnostic fields, which provide for payments to CombiMatrix upon development of proposed products incorporating its technology. In 2001, research and development expenses incurred were primarily driven by CombiMatrix's obligations under the research and development agreement with Roche. These projects include continued development of production microarray synthesis techniques, as well as higher density microarrays. These projects are expected to continue into 2002 and 2003 as determined by the timelines outlined in CombiMatrix's agreements with Roche.

         We account for research and development expenses pursuant to Statement of Financial Accounting Standards ("SFAS") No. 2, "Accounting for Research and Development Costs" ("SFAS No. 2"). SFAS No. 2 requires that all research and development costs, as defined therein, be charged to expense as incurred. Research and development expenses incurred to date consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. Under SFAS No. 2, research and development refers to a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. Significant management estimates are required with respect to the determination of which costs relate to plans or designs for a new product or process or for a significant improvement to an existing product. Had management determined that certain costs incurred were not related to research and development activities, different accounting treatment for such costs may have been required.

         The costs of software developed for use in CombiMatrix's products is expensed as incurred until technological feasibility for the software has been established. Software development costs incurred to date have been classified as research and development expenses. Significant management estimates are required with respect to the determination of when technological feasibility for the software has been established. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. Thereafter, all software production costs are required to be capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Had management made differing judgments regarding technological feasibility, different accounting treatment of costs of software developed for use in CombiMatrix's products may have been required.

         LITIGATION, CLAIMS AND ASSESSMENTS. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management must make estimates of whether
(i) it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements and (ii) whether the amount of loss can be reasonably estimated. In the event that in management's estimation it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated financial statements and amounts of loss can be reasonably estimated, the estimated contingent loss from the loss contingency is accrued by a charge to income.

         Because of the uncertainties related to both probabilities of outcome and amounts and ranges of potential loss associated with outstanding claims and pending litigation at December 31, 2001, management is unable to make a reasonable estimate of the likelihood of outcome or the liability that could result from an unfavorable outcome. As such, we have not accrued for any loss contingencies as of December 31, 2001. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operation and financial position.

         STOCK-BASED COMPENSATION. Acacia's stock option policies provide for the granting of stock options to employees, generally, at exercise prices equal to the fair value of the underlying stock on the date of grant. The fair values of Acacia stock option grants are determined by reference to the quoted market prices of our stock as listed on the NASDAQ National Market System on the grant date. The fair values of stock options granted by our non-public subsidiaries are determined by the board of directors of the respective companies.

         Non-cash stock compensation cost related to stock options issued to employees is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). Non-cash compensation cost of stock options and warrants issued to non-employee service providers, which has not been significant, is accounted for under the fair value method required by SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         During the year ended December 31, 2000, CombiMatrix recorded deferred non-cash stock compensation charges aggregating approximately $53.8 million in connection with the granting of stock options. Pursuant to Acacia's policy, the stock options were originally granted by CombiMatrix at exercise prices equal to the fair value of the underlying CombiMatrix stock on the date of grant as determined by its board of directors. However, such exercise prices were subsequently determined to have been granted at exercise prices below fair value due to a substantial step-up in the fair value of CombiMatrix pursuant to a valuation provided by an investment banker in contemplation of a potential CombiMatrix initial public offering in 2000. In connection with the proposed CombiMatrix initial public offering and pursuant to SEC rules and guidelines, we were required to reassess the value of stock options issued during the one-year period preceding the potential initial public offering and utilize the stepped-up fair value provided by the investment banker for purposes of determining whether such stock option issuances were compensatory, resulting in the calculation of the $53.8 million in deferred non-cash stock compensation charges in 2000. Deferred non-cash stock compensation charges are being amortized over the respective option grant vesting periods, which range from one to four years. Non-cash stock compensation charged to income during 2001 totaled $20.8 million and related primarily to the continued amortization of CombiMatrix's deferred stock compensation amounts during 2001. Pursuant to the vesting terms of CombiMatrix's stock options outstanding at December 31, 2001, we will incur non-cash stock compensation amortization expenses of $8.1 million in 2002, $3.6 million in 2003 and $1.1 million in 2004.

         During the third and fourth quarters of 2001, certain CombiMatrix unvested stock options were forfeited. Pursuant to the provisions of APB No. 25 and related interpretations, the reversal of previously recognized non-cash stock compensation expense on forfeited unvested stock options, in the amount of $4.7 million, has been reflected in the 2001 consolidated statement of operations and comprehensive loss as a reduction in 2001 non-cash stock compensation expense. In addition, the forfeiture of certain unvested options during 2001 resulted in a reduction of the remaining deferred non-cash stock compensation expense scheduled to be amortized in future periods.

         Amounts to be amortized in future periods reflected above may be impacted by certain subsequent stock option transactions including modification of terms, cancellations, forfeitures and other activity.

         ACCOUNTING FOR INCOME TAXES. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimating of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, amortization of intangibles and asset depreciation for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations and comprehensive loss.

         Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. We have recorded a full valuation allowance against our net deferred tax assets of $49.9 million as of December 31, 2001, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. In assessing the need for a valuation allowance, we have considered our estimates of future taxable income, the period over which our deferred tax assets may be recoverable, our history of losses and our assessment of the probability of continuing losses in the foreseeable future. In management's estimate, any positive indicators, including forecasts of potential future profitability of our businesses, are outweighed by the uncertainties surrounding our estimates and judgments of potential future taxable income. In the event that actual results differ from these estimates or we adjust these estimates should we believe we would be able to realize these deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made. Any changes in the valuation allowance could materially impact our financial position and results of operations.

         VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL. We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

      o significant underperformance relative to expected historical or projected future operating results;
      o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
      o  significant negative industry or economic trends; and
      o  significant decline in our stock price for a sustained period.

         When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets and goodwill amounted to $21.4 million as of December 31, 2001.

         In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), became effective and as a result, we will cease to amortize approximately $4.7 million of goodwill effective January 1, 2002. We recorded approximately $1.1 million of amortization on these amounts during 2001. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However there can be no assurance that at the time the review is completed, a material impairment charge will not be recorded.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In conjunction with such tests, it may be necessary to review depreciation estimates and methods as required by APB Opinion No. 20, "Accounting Changes," or the amortization period as required by SFAS No. 142.

ACCOUNTING FOR INVESTMENTS

         The various interests that we acquire in our investees are accounted for under two broad accounting methods: (i) the consolidation method and (ii) the equity method. The applicable accounting method is generally determined based on our voting interest in an investee.

                 Consolidation. Investees in which we directly or indirectly own more that 50% of the outstanding voting securities are generally accounted for under the consolidation method of accounting. Under this method, the investee's accounts are reflected within our consolidated statements of operations and comprehensive loss. Participation of other stockholders in the earnings or losses of a consolidated investee is reflected in the caption "minority interests" in our consolidated statements of operations and comprehensive loss. Minority interests adjust our consolidated net results of operations to reflect only our share of the earnings or losses of consolidated, non-wholly-owned investees. In the case in which losses applicable to the minority interests in an investee exceed the minority interests in the equity capital of the investee, such excess and any further losses applicable to the minority interests are charged against the majority interest. However, if future earnings materialize, the majority interest will be credited to the extent of such losses previously absorbed.

                  Equity Method. Investees, over whom we exercise significant influence, whose results we do not consolidate, are generally accounted for under the equity method of accounting. Whether or not we exercise significant influence with respect to an investee depends on an evaluation of several factors including, among others, representation on the investee's board of directors and ownership level, which is generally 20% to 50% interest in the voting securities of the investee, including voting rights associated with our holdings in common, preferred and other convertible instruments in the investee. Under the equity method of accounting, an investee's accounts are not reflected within our consolidated statements of operations and comprehensive loss; however, our share of the earnings or losses of the investee is reflected in the caption "equity income (losses) of affiliates" in the consolidated statements of operations and comprehensive loss.

         At December 31, 2001, we have consolidated all of our investees over whom we exercise significant control. On November 1, 2001, we increased our ownership interest in Acacia Media Technologies from 33% to 100% through the purchase of the ownership interest of the former limited liability company's other member. The results of operations have been included in the consolidated statements of operations and comprehensive loss from November 1, 2001.

         In most cases, we have representation on the boards of directors of our investees. In addition to our investments in voting equity securities, we also periodically make advances to our subsidiaries in the form of promissory notes.

RESULTS OF OPERATIONS

                                                                  2001            2000             1999
                                                              -------------   -------------   -------------
     Revenues .............................................   $ 24,636,000    $     57,000    $    266,000
     Research and development expenses ....................    (18,839,000)    (11,864,000)     (1,806,000)
     Marketing, general and administrative expenses .......    (46,300,000)    (22,089,000)     (4,418,000)
     Amortization of patents and goodwill .................     (2,695,000)     (2,251,000)     (1,622,000)
     Loss on disposal of consolidated subsidiaries ........             --      (1,016,000)             --
     Other income (expense), net ..........................      4,166,000      (1,235,000)     (1,042,000)
     Minority interests ...................................     17,540,000       9,166,000       1,221,000
     Loss from discontinued operations of Soundbreak.com ..             --      (7,443,000)       (776,000)
     Loss from disposal of Soundbreak.com .................             --      (2,111,000)             --
     (Provision) benefit for income taxes .................       (780,000)         73,000         (20,000)
     Cumulative effect of change in accounting principle...             --        (246,000)             --
                                                              -------------   -------------   -------------
     Net loss .............................................   $(22,272,000)   $(38,959,000)   $ (8,197,000)
                                                              =============   =============   =============

2001 COMPARED TO 2000

         LICENSE FEE INCOME. In 2001, license fee income was $24.2 million as compared to no license fee income during 2000. The increase in license fee income for 2001 resulted primarily from the settlement of patent infringement litigation brought by Soundview Technologies and includes license fee amounts received from eleven of the twelve television manufacturers with whom we have executed separate settlement and/or license agreements during 2001 and 2000. Pursuant to the terms of the respective settlement and license agreements with each of the television manufacturers, Soundview Technologies granted to such manufacturers, non-exclusive licenses for its U.S. Patent No. 4,554,584.

         GRANT REVENUE. In 2001, grant revenue was $0.5 million as compared to $0.02 million in grant revenue in 2000. The increase in grant revenue during 2001 resulted from CombiMatrix's continuing performance under its Phase II Small Business Innovative Research Department of Defense contract.

         RESEARCH AND DEVELOPMENT EXPENSES. In 2001, research and development expense was $18.8 million, all of which related to CombiMatrix, as compared to $11.9 million in 2000, of which $9.3 million related to CombiMatrix. The increase in research and development expense for 2001 as compared to the same period in 2000 was primarily due to a general expansion of CombiMatrix's research and development activities, including an increase in personnel and amounts of supplies and materials used, an increase in CombiMatrix's non-cash stock compensation charges included in research and development expense, increased costs related to efforts to further develop and enhance its microarray technology and increased costs related to significant engineering efforts undertaken to productize its technology. Most of these efforts were driven by CombiMatrix's obligations under the license and supply agreement with Roche, executed in July 2001. These projects include development of production microarray synthesis techniques, as well as higher density microarrays. These projects are expected to continue into 2002 and 2003, as determined by the timelines outlined in CombiMatrix's agreements with Roche.

         In 2001, research and development expense included non-cash stock compensation charges, all of which related to CombiMatrix, totaling $7.2 million. Non-cash stock compensation charges for 2001 are net of $0.8 million of non-cash stock compensation expense reversal related to the forfeiture of certain unvested stock options during the third and fourth quarters of 2001. In 2000, research and development expense for non-cash stock compensation was $3.4 million.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. We incurred marketing, general and administrative expenses of $46.3 million ($27.7 million related to CombiMatrix) in 2001, compared to $22.1 million ($11.2 million related to CombiMatrix) in 2000. The increase in marketing, general and administrative expenses for 2001 as compared to the same period in 2000 was primarily due to an increase in non-cash stock compensation charges, the continued expansion of CombiMatrix's operations including an increase in salaries and benefits due to an increase in the number of CombiMatrix personnel, an increase in personnel recruitment and relocation expenses, an increase in rent and utilities expenses relating to CombiMatrix's move to larger office facilities during the first quarter of 2001, the write-off of $1.4 million of deferred initial public offering costs in the fourth quarter of 2001 by CombiMatrix and an increase in legal fees related to Soundview Technologies' patent licensing and related infringement settlements.

         Marketing, general and administrative expenses included $13.6 million ($12.8 million related to CombiMatrix) and $7.3 million ($6.5 million related to CombiMatrix) of non-cash stock compensation charges for 2001 and 2000, respectively. Marketing, general and administrative non-cash stock compensation charges for 2001 are net of $3.9 million of non-cash stock compensation expense reversal related to the forfeiture of certain unvested stock options during the third and fourth quarters of 2001.

         AMORTIZATION OF PATENTS AND GOODWILL. In 2001, amortization expense relating to patents and goodwill was $2.7 million as compared to $2.3 million in 2000. As a result of the increase in our ownership interest in Acacia Media Technologies from 33% to 100% through the purchase of the ownership interest of Acacia Media Technologies' other member in November 2001, and the purchase of additional equity interests in CombiMatrix in July 2000, we incurred additional amortization expense in 2001 as compared to 2000 relating to the intangible assets acquired. See "Recent Accounting Pronouncements" for summary of pronouncements affecting amortization of goodwill in future periods.

         LOSS ON DISPOSAL OF CONSOLIDATED SUBSIDIARIES. In 2001, loss on disposal of consolidated subsidiaries was zero as compared to $1.0 million in 2000. In the fourth quarter of 2000, we recorded $1.0 million in write-offs of early stage investments.

         OTHER INCOME (EXPENSE), NET. In 2001, other income, net (primarily comprised of interest income, realized and unrealized gains and losses on trading securities, equity in losses of affiliates and other) was $4.2 million as compared to $1.2 million in net other expense in 2000.

                 INTEREST INCOME. In 2001, interest income was $3.8 million as compared to $3.1 million in 2000. The increase in interest income during 2001 was due to higher cash balances during 2001 as compared to 2000, resulting from various private equity financings and the receipt of significant license fee payments by Soundview Technologies during the year. The increase in interest income for 2001 was partially offset by the impact of a decrease in interest rates on our short-term investments related to sharp interest rate cuts by the Federal Open Market Committee and other external economic factors negatively impacting rates of return on short-term investments occurring during the third and fourth quarters of 2001.

                 REALIZED GAINS ON SHORT-TERM INVESTMENTS. In 2001, net realized gains on short-term investments was $0.4 million as compared to no realized gains on short-term investments in 2000. The increase in realized gains on short-term investments during 2001 was due to realized gains recorded on our short-term investments classified as trading securities during 2001.

                 UNREALIZED GAINS ON SHORT-TERM INVESTMENTS. In 2001, net unrealized gains were $0.2 million as compared to no unrealized gains in 2000. The increase is due to our investment in equity securities during 2001 classified as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Pursuant to SFAS No. 115, unrealized gains and losses on trading securities are recorded in the consolidated statement of operations. In 2000, all of our short-term investments were classified as available-for-sale, and pursuant to SFAS No. 115, unrealized gains and losses were recorded as a separate component of comprehensive income
(loss) in stockholders' equity until realized.

                 EQUITY IN LOSSES OF AFFILIATES. In 2001, equity in losses of affiliates was $0.2 million as compared to $1.7 million in 2000. Losses during 2001 were comprised of a loss of $0.2 million for our investment in Acacia Media Technologies, as determined by the equity method of accounting through November 1, 2001. We increased our ownership percentage in Acacia Media Technologies to 100% on November 1, 2001. Losses during 2000 were comprised of a loss of $0.3 million for our investment in Signature-mail.com, a loss of $0.2 million for our investment in Acacia Media Technologies, a loss of $0.1 million for our investment in Whitewing Labs and a loss of $1.1 for our investment in Mediaconnex, as determined by the equity method of accounting. We wrote-off our equity investments in Signature-mail.com, Whitewing Labs Mediaconnex, as of December 31, 2000.

         MINORITY INTERESTS. Minority interests in the losses of consolidated subsidiaries increased to $17.5 million in 2001 as compared to $9.2 million in 2000. The increase in minority interests in 2001 was primarily due to the increase in losses incurred by CombiMatrix as a result of increased non-cash stock compensation amortization charges, its continued expansion of research and development efforts and increased marketing, general and administrative expenses. The increase in 2001 minority interests resulting from CombiMatrix's increased losses was partially offset by minority interests in the income of Soundview Technologies from January through June 2001. We increased our ownership percentage in Soundview Technologies to 100% in June 2001.

         PROVISION (BENEFIT) FOR INCOME TAXES. In 2001, the provision for income taxes was $0.8 million as compared to a benefit of $0.07 million in 2000. The increase in the provision for income taxes in 2001 was primarily due to a significant increase in taxable income generated by Soundview Technologies related to its patent infringement settlement and patent licensing activities as compared to the 2000 period.

         DISCONTINUED OPERATIONS. On February 13, 2001, the board of directors of Soundbreak.com resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of the company. Accordingly, we reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in our 2000 consolidated statements of operations and comprehensive loss. Discontinued operations of Soundbreak.com included $7.4 million of loss from discontinued operations in 2000 and $2.1 million of accrued expenses in connection with its cessation of operations.

2000 COMPARED TO 1999

         NET REVENUE. In 2000, net revenue was $0.06 million as compared to $0.3 million in 1999. The decrease in net revenues was primarily due to an increase of $0.04 million in advertising revenues, offset by a decrease of $0.1 million in CombiMatrix revenue from federal grants, and a decrease of $0.1 million in capital management fees due to the closure in 1999 of Acacia Research Capital Management division, which was the general partner in two domestic private investment partnerships and an investment advisor to two offshore private investment corporations. During 2000, grant revenue was $0.02 million as compared to $0.1 million in grant revenue during 1999. The grant revenue resulted from CombiMatrix's award of two grants in July 1999 for Phase I SBIR from the Department of Energy and the Department of Defense and a Phase II SBIR Department of Defense contract for the use of its biochip technology to develop nanode array sensor microchips in January 2000. No capital management fee income, which includes performance fee income, was earned during 2000 compared to $0.1 million during 1999 due to the closure of the Acacia Research Capital Management division on December 31, 1999. Costs associated with exiting this business were not material.

         RESEARCH AND DEVELOPMENT EXPENSES. We incurred research and development expenses of $11.9 million in 2000 as compared to $1.8 million in 1999. Research and development expenses for 2000 are comprised of costs primarily incurred by CombiMatrix, which increased to $9.3 million from $2.4 million in 1999. This increase was due to an increase in the number of CombiMatrix personnel and larger laboratory facilities to accommodate the expansion of its research and development efforts focused on developing and improving microarray synthesis techniques. In addition, $2.5 million of acquired in-process research and development expense was charged to income related to our acquisition of an additional ownership position from existing CombiMatrix stockholders in July 2000.

         In 2000, research and development expenses for non-cash stock compensation (including warrants), all of which related to CombiMatrix, totaled $3.4 million. In 1999, research and development expenses for non-cash stock compensation were not material.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. We incurred marketing, general and administrative expenses of $22.1 million in 2000, compared to expenses of $4.4 million in 1999. The increase in marketing, general and administrative expenses in 2000 was primarily due to general expansion of our operations, including an increase in business development expenses as we explored new business opportunities, the extensive use of consultants to assist in solving specialized issues or providing specific services, an increase in facilities costs due to the expansion of our office facilities and increased personnel and payroll expenses. In 2000, CombiMatrix relocated from Burlingame, California to Mukilteo, Washington. This relocation was completed during the third quarter, and related costs of $0.8 million were incurred in 2000 in connection with the relocation.

         Marketing, general and administrative expenses included $7.3 million ($6.5 million related to CombiMatrix) and $0.2 million of non-cash stock compensation charges for 2000 and 1999, respectively.

         AMORTIZATION OF PATENTS AND GOODWILL. In 2000, amortization expenses relating to patents and goodwill were $2.3 million as compared to $1.6 million in 1999. As a result of our purchase of additional equity interests in Soundview Technologies in July 1997 and January 1998, in MerkWerks in January 1998 and June 1999 and in CombiMatrix in July 2000, we are incurring increased amortization expenses each quarter for periods ranging from three to five years relating to the intangible assets acquired.

         LOSS ON DISPOSAL OF CONSOLIDATED SUBSIDIARIES. In 2000, loss on disposal of consolidated subsidiaries was $1.0 million as compared to zero in 1999. In the fourth quarter of 2000, we recorded $1.0 million in write-offs of early stage investments.

         OTHER EXPENSE, NET. In 2000, other expense, net (primarily comprised of interest income, write-off of equity investments, equity in losses of affiliates and other) totaled $1.2 million as compared to other expense, net of $1.0 million in 1999. The increase in other expense, net in 2000 was primarily due to $2.6 million of write-offs of equity investments in Signaturemail.com, Whitewing Labs and Mediaconnex, and an increase in equity in losses of affiliates, partially offset by an increase in interest income in 2000.

                 INTEREST INCOME. In 2000, interest income was $3.1 million as compared $0.3 million in 1999. The increase was due to higher cash balances in 2000 as compared to 1999. We received $64.5 million in cash from outside investors in connection with our warrant call and private equity financings for Acacia and CombiMatrix in 2000.

                 INTEREST EXPENSE. In 2000, we reported no interest expense as compared to $0.3 million in 1999. The expense incurred in 1999 was primarily attributable to CombiMatrix and relates to three-year 6% unsecured subordinated promissory notes issued by CombiMatrix in a private offering completed in March 1998. Warrants to purchase CombiMatrix common stock were also issued in this private placement. During the fourth quarter of 1999, CombiMatrix offered holders of the unsecured subordinated notes the opportunity to convert their outstanding principal balance into CombiMatrix common stock and all noteholders had converted as of December 1999.

                 EQUITY IN LOSSES OF AFFILIATES. In 2000, equity in losses of affiliates was $1.7 million as compared to $1.1 million in 1999. In 2000, losses were primarily attributable to a loss of $1.1 million for our investment in Mediaconnex. This amount was offset by a decrease in the recognized losses for Whitewing Labs, Acacia Media Technologies and Signature-mail.com totaling $0.6 million in 2000 as compared to $1.1 million in 1999.

         MINORITY INTERESTS. In 2000, minority interests in the losses of consolidated subsidiaries was $9.2 million as compared to $1.2 million in 1999. The increase in minority interests in 2000 was primarily due to the increase in losses incurred by CombiMatrix as a result of its continued expansion of research and development efforts, an increase in non-cash stock compensation charges and increased marketing, general and administrative expenses.

         DISCONTINUED OPERATIONS. On February 13, 2001, the board of directors of Soundbreak.com resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of the company. Accordingly, we reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in the consolidated statements of operations and comprehensive loss in 2000. Discontinued operations of Soundbreak.com included $7.4 million of loss from discontinued operations in 2000 and $2.1 million of accrued expenses to be incurred in connection with its cessation of operations. Operating results in 1999 were restated to present Soundbreak.com as discontinued operations resulting in a loss from discontinued operations of $0.8 million in 1999.

INFLATION

         Inflation has not had a significant impact on Acacia.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, we had cash and short-term investments of $84.6 million on a consolidated basis, including discontinued operations, of which Acacia Research Corporation had $44.2 million. Working capital was $72.4 million on a consolidated basis at December 31, 2001. Highlights of the financing and commitment activities for the year ended December 31, 2001 include the following:

      o In January 2001, we completed an institutional private equity financing raising gross proceeds of $19.0 million through the issuance of 1,107,274 units. Each unit consists of one share of our common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase 1.10 shares of our common stock at a price of $19.09 per share and is callable by us once the closing bid price of our common stock averages $23.86 or above for 20 or more consecutive trading days on the NASDAQ National Market System. We issued an additional 20,000 units in lieu of cash payments for finders' fees in conjunction with the private placement.

      o In May 2001, Advanced Material Sciences completed a private equity financing raising gross proceeds of $2.0 million through the issuance of 2,000,000 shares of common stock. Advanced Material Sciences issued an additional 29,750 shares of common stock, in lieu of cash payments, and warrants to purchase approximately 54,000 shares of common stock, for finders' fees in connection with the private placement. Each common stock purchase warrant entitles the holder to purchase shares of Advanced Material Sciences common stock at a price of $1.10 per share.

      o In September 2001, CombiMatrix entered into a sale and leaseback arrangement with a bank, providing up to $7.0 million in financing for equipment and other capital purchases. Pursuant to the terms of the agreement, certain equipment and leasehold improvements, totaling $2.6 million in net book value, were sold to the bank at a purchase price of $3.0 million resulting in a deferred gain on the sale of assets of $0.4 million. In addition, CombiMatrix entered into a capital lease arrangement to lease the fixed assets from the bank. The capital lease agreement provides CombiMatrix with the option to purchase the equipment for a nominal amount at the end of the lease term, which expires in September 2004.

      o In October 2001, CombiMatrix formed a joint venture with Marubeni Japan, one of Japan's leading trading companies. The joint venture, based in Tokyo, will focus on development and licensing opportunities for CombiMatrix's biochip technology with pharmaceutical and biotechnology companies in the Japanese market. Marubeni made an investment of $1.0 million to acquire a ten percent (10%) minority interest in the joint venture.

         Net cash used in continuing operating activities was $10.4 million in 2001. Cash used for continuing operations is primarily due to a loss from continuing operations of $22.3 million, increased by minority interests of $17.5 million and the purchase of trading securities of $4.1 million, partially offset by non-cash expenses including depreciation, amortization and compensation expense relating to stock options and warrants in the amount of $24.7 million, and license fee, up-front and milestone payments received and recorded as deferred revenues at December 31, 2001 totaling $7.5 million. In 2001, we had an additional $2.2 million of net cash used in operating activities of discontinued operations.

         Our net cash provided by investing activities of continuing operations was $13.0 million in 2001. Significant investing activities include a net sale of short-term investments classified as available-for-sale of $19.6 million, net of purchases of common stock from minority stockholders of subsidiaries totaling $2.6 million and purchases of additional equity in consolidated subsidiaries totaling $3.3 million. We had an additional $0.2 million used in investing activities of discontinued operations.

         Our net cash provided by financing activities was $23.2 million in 2001. Cash provided by financing activities in 2001 was primarily due to $18.3 million of net proceeds from an institutional private equity financing in January 2001, capital contributions from minority stockholders of subsidiaries totaling $3.3 million and proceeds from the exercise of stock options and warrants totaling $1.8 million.

         Warrants issued by us in connection with our private placement completed in January 2001 contain call and redemption provisions should the closing bid price of our common stock exceed $23.86 per share for 20 or more consecutive trading days. The exercise price per share for the common stock underlying the warrants is $19.09. In the event the requirements to call the warrants are satisfied, we may call such warrants and we expect most, if not all, of the holders to exercise such warrants in response. There can be no assurance that the closing bid price of our common stock will exceed all such thresholds or that, if it does, we will decide to call the warrants.

         We have sustained losses since our inception contributing to an accumulated deficit of $100.0 million on a consolidated basis, which includes operating losses of $43.2 million and $37.2 million in 2001 and 2000, respectively. The consolidated accumulated deficit of $100.0 million also includes an increase related to a reclassification of accumulated deficit in the amount of $21.7 million to permanent capital representing the fair value of the ten percent (10%) stock dividend distributed to stockholders in 2001. There can be no assurance that we will become profitable. If we do, we may never be able to sustain profitability. We expect to incur significant losses for the foreseeable future. We are making efforts to reduce expenses and may take steps to raise additional capital.

         Generally, our subsidiary companies have relied primarily upon selling equity securities, including sales to and loans from us, to generate the funds needed to finance implementation of their plans of operations. In 2001, we began to receive significant payments from our media technology licensing arrangements and from our life sciences strategic partners and licensees. However, we may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests.

         We have no significant commitments for capital expenditures in 2001. Our minimum rental commitments on operating leases related to continuing operations total $8.6 million through December 2006. We have no committed lines of credit or other significant committed funding. However, we anticipate that existing working capital reserves will provide sufficient funds for our operating expenses for at least the next twelve months in the absence of making any major new investments. We intend to seek additional financing to fund new or existing businesses.

         There can be no assurances that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. Such financing transactions may be dilutive to existing investors. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and that certain intangible assets acquired in a business combination be recognized apart from goodwill. We believe that the adoption of SFAS No. 141 will not have a material effect on our consolidated results of operations or financial position.

         SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when determined to be impaired, rather than being amortized as previous standards required. We will adopt SFAS No. 142 effective January 1, 2002. We have recorded approximately $1.1 million of goodwill amortization during 2001. As a result of SFAS No. 142, we will no longer amortize goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. SFAS No. 144 also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS No. 144 requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In conjunction with such tests, it may be necessary to review depreciation estimates and methods as required by APB No. 20, "Accounting Changes," or the amortization period as required by SFAS No. 142. We will adopt SFAS No. 144 effective January 1, 2002. We are currently assessing the impact of SFAS No. 144 on our operating results and financial condition upon adoption.

CHANGE IN ACCOUNTING POLICY

         Effective January 1, 2001, we changed our accounting policy for balance sheet classification of employee stock-based compensation resulting from awards in consolidated subsidiaries. Historically, the consolidated financial statements have accounted for cumulative earned employee stock-based compensation related to subsidiaries as a liability, under the caption "accrued stock compensation." Management believes a change to reflect these cumulative charges as minority interests is preferable as it better reflects the underlying economics of the stock-based compensation transaction. As a result of the change, effective January 1, 2001, minority interests has been increased by $10.4 million, and accrued stock compensation of $10.4 million has been decreased. The change in accounting policy does not affect previously reported consolidated net income.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         We have sustained substantial losses since our inception resulting in an accumulated deficit of $100.0 million (including a reclassification of accumulated deficit in the amount of $21.7 million to permanent capital representing the fair value of the ten percent (10%) stock dividend paid in
2001) on a consolidated basis, including operating losses of $43.2 million and $37.2 million in 2001 and 2000, respectively. We may never become profitable or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

TECHNOLOGY COMPANY STOCK PRICES ARE ESPECIALLY VOLATILE, AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE.

         Our common stock, which is quoted on the NASDAQ National Market System, has experienced significant price and volume fluctuations. Additionally, the stock market generally, and the stock prices of technology companies, specifically, have been very volatile. The market price of our common stock may fluctuate significantly in response to a number of factors beyond our control, including:

      o  changes in financial estimates by securities analysts;
      o  our failure to meet the expectations of securities analysts;
      o announcements by us, our customers, our subsidiaries or our competitors;
      o  changes in market valuations of similar companies;
      o  changes in accounting rules and regulations; and
      o  future sales of our common stock by our existing stockholders.

BECAUSE OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY AND MAY CONTINUE TO DO SO IN THE FUTURE, OUR STOCK PRICE MAY BE VERY VOLATILE.

         Our operating results may vary significantly from quarter to quarter due to a variety of factors, including:

      o  the operating results of our current and future subsidiary companies;
      o  the nature and timing of our investments in new subsidiary companies;
      o our decisions to acquire or divest interests in our current and future subsidiaries, which may create changes in losses or income and amortization of goodwill;
      o changes in our methods of accounting for our current and future subsidiaries, which may cause us to recognize gains or losses under applicable accounting rules;
      o the timing of the sales of equity interests in our current and future subsidiary companies;
      o our ability to effectively manage our growth and the growth of our subsidiary companies;
      o  general economic conditions; and
      o the cost of future acquisitions, which may increase due to intense competition from other potential acquirers of technology-related companies or ideas.

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

         Our operating results may be materially impacted by the operating results of our subsidiary companies. We cannot assure that these companies will be able to meet their anticipated working capital needs to develop their products and services. If they fail to properly develop these products and services, they will be unable to generate meaningful product sales. We anticipate that our operating results are likely to vary significantly as a result of a number of factors, including:

      o  the timing of new product introductions by each subsidiary company;
      o  the stage of development of the business of each subsidiary company;
      o the technical feasibility of each subsidiary company's technologies and techniques;
      o  the novelty of the technology owned by our subsidiary companies;
      o the accuracy, effectiveness and reliability of products developed by our subsidiary companies;
      o  the level of product acceptance;
      o  the strength of each subsidiary company's intellectual property rights;
      o the ability of each subsidiary company to avoid infringing the intellectual property rights of others;
      o each subsidiary company's ability to exploit and commercialize its technology;
      o  the volume and timing of orders received and product line maturation;
      o  the impact of price competition; and
      o  each subsidiary company's ability to access distribution channels.

         Many of these factors are beyond our subsidiary companies' control. We cannot provide any assurance that any subsidiary company will experience growth in the future or be profitable on an operating basis in any future period.

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

         COMBIMATRIX. CombiMatrix is developing a proprietary biochip microarray processor system that integrates semiconductor technology with new developments in biotechnology and chemistry. Although CombiMatrix has been awarded three research grants sponsored by different U.S. governmental agencies, CombiMatrix is a developmental-stage company without any significant current revenues. Its current activities relate almost exclusively to research and development. CombiMatrix must conduct additional testing before any of its products will be ready for sale. Because the technologies critical to the success of this industry are in their infancy, we cannot assure you that CombiMatrix will be able to successfully implement its technologies. If its technologies are successful, CombiMatrix intends to pursue collaborations with pharmaceutical companies for activities such as screening potential drug compounds. We cannot assure you that CombiMatrix, even if successful in developing its technologies, would be able to successfully implement collaborative efforts with pharmaceutical companies and create commercially successful products. Even if CombiMatrix develops commercially viable products, it has no experience manufacturing, marketing, pricing or selling products in the volumes that would be required for commercial success. This inexperience could hinder CombiMatrix's ability to profit from any viable products it may develop.

         SOUNDVIEW TECHNOLOGIES. Soundview Technologies was formed to commercialize patent rights of a method of video and audio blanking technology, also known as V-chip technology, that screens objectionable television programming and blocks it from the viewer. Although Soundview Technologies has licensed its technology to certain television manufacturers, we cannot assure you that it will continue to be profitable.

         ACACIA MEDIA TECHNOLOGIES (FORMERLY KNOWN AS GREENWICH INFORMATION TECHNOLOGIES LLC). Acacia Media Technologies owns a worldwide portfolio of pioneering patents relating to audio and video transmission and receiving systems, commonly known as audio-on-demand and video-on-demand, used for distributing content via various methods including computer networks, cable television systems and direct broadcasting satellite systems The market for information-on-demand systems has only recently begun to develop and is rapidly evolving. Demand and market acceptance for information-on-demand systems are subject to substantial uncertainty and risk. We cannot predict whether, or how fast, this market will grow or how long it can be sustained. To date, Acacia Media Technologies has yet to license any of its technology. It is uncertain if and to what extent Acacia Media Technologies will be able to profitably market and license its rights to the information-on-demand technology.

THE EXPANSION OF COMBIMATRIX'S PRODUCT LINES MAY SUBJECT IT TO REGULATION BY THE FDA AND FOREIGN REGULATORY AUTHORITIES, WHICH COULD PREVENT OR DELAY THE INTRODUCTION OF NEW PRODUCTS.

         If CombiMatrix manufactures, markets or sells any products for any regulated clinical or diagnostic applications, those products will be subject to extensive governmental regulation as medical devices in by the FDA and in other countries by corresponding foreign regulatory authorities. The process of obtaining and maintaining required regulatory clearances and approvals is lengthy, expensive and uncertain. Products that CombiMatrix manufactures, markets or sells for research purposes only are not subject to governmental regulations as medical devices or as analyte specific reagents to aid in disease diagnosis. We believe that CombiMatrix's success will depend upon commercial sales of improved versions of products, certain of which cannot be marketed in the United States and other regulated markets unless and until CombiMatrix obtains clearance or approval from the FDA and its foreign counterparts, as the case may be. There can be no assurance that these approvals will be received on a timely basis, or at all, and delays or failures in receiving these approvals may limit our ability to benefit from new CombiMatrix products.

ETHICAL, SOCIAL, POLITICAL AND LEGAL ISSUES CONCERNING GENOMIC RESEARCH AND TESTING MAY RESULT IN REGULATIONS RESTRICTING THE USE OF COMBIMATRIX'S TECHNOLOGY OR REDUCE DEMAND FOR ITS PRODUCTS.

         In the case that CombiMatrix or its customers manufacture, market or sell a regulated diagnostic product, ethical, social and legal concerns about genomic testing and genomic research could result in regulations restricting CombiMatrix's or its customers' activities. For example, the potential availability of testing for genetic predispositions has raised issues regarding the use and confidentiality of information obtained from this testing. Some states in the United States have enacted legislation restricting the use of information derived from genomic testing, and the United States Congress and some foreign governments are considering similar legislation. Restrictions on CombiMatrix or its customers could result in a reduction of sales, if any, and harm our financial results.

AS COMBIMATRIX'S OPERATIONS EXPAND, ITS COSTS TO COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS WILL INCREASE; FAILURE TO COMPLY WITH THESE LAWS AND REGULATIONS COULD EXPOSE COMBIMATRIX TO SUBSTANTIAL LIABILITIES AND HARM OUR FINANCIAL RESULTS.

         CombiMatrix's operations involve the use, transportation, storage and disposal of hazardous substances, and as a result, it is subject to environmental and health and safety laws and regulations. As CombiMatrix expands its operations, its use of hazardous substances will increase and lead to additional and more stringent requirements. The cost to comply with these and any future environmental and health and safety regulations could be substantial. In addition, CombiMatrix's failure to comply with laws and regulations, and any releases of hazardous substances by it into the environment, or at disposal sites used by it, could expose CombiMatrix to substantial liability in the form of fines, penalties, remediation costs and other damages, or could lead to a curtailment or shut down of CombiMatrix's operations. These types of events, if they occur, would adversely impact our financial results.

COMBIMATRIX MAY BE EXPOSED TO LIABILITY DUE TO PRODUCT DEFECTS.

         If CombiMatrix commences testing, manufacturing and selling of regulated diagnostic products, it will be exposed to potential product liability claims inherent in such activities. When desirable, CombiMatrix intends to acquire additional insurance for clinical liability risks. CombiMatrix may not be able to obtain such insurance or general product liability insurance on acceptable terms or at reasonable costs. In addition, such insurance may not provide sufficient amounts of coverage for all potential liabilities. A product liability claim or recall could materially and adversely affect CombiMatrix's business, financial condition and results of operations.

BECAUSE EACH SUBSIDIARY COMPANY'S SUCCESS GREATLY DEPENDS ON ITS ABILITY TO DEVELOP AND MARKET NEW PRODUCTS AND SERVICES AND TO RESPOND TO THE RAPID CHANGES IN TECHNOLOGY AND DISTRIBUTION CHANNELS, WE CANNOT ASSURE YOU THAT OUR SUBSIDIARY COMPANIES WILL BE SUCCESSFUL IN THE FUTURE.

         The markets for each subsidiary company's products are marked by extensive competition, rapidly changing technology, frequent product and service improvements and evolving industry standards. We cannot assure you that the existing or future products and services of our subsidiary companies will be successful or profitable. We also cannot assure you that competitors' products, services or technologies will not render our subsidiary companies' products and services non-competitive or obsolete.

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

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

         As of December 31, 2001, we had cash and short-term investments of $84.6 million on our consolidated financial statements. However, portions of these funds were held by certain of our consolidated subsidiaries and thus are restricted to their individual use.

         To date, our subsidiary companies have relied primarily upon selling equity securities, including sales to and loans from us, to generate the funds needed to finance implementing their plans of operations. Our subsidiary companies may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests.

         We cannot assure that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt or other external financings. However, we cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for our subsidiary companies and ourselves, we may not be able to execute our business plans and our business may suffer.

OUR BUSINESS MAY BE HARMED IF MARKET AND OTHER CONDITIONS ADVERSELY AFFECT OUR ABILITY TO DISPOSE OF CERTAIN ASSETS AT FAVORABLE PRICES.

         An element of our business plan involves disposing of, in public offerings or private transactions, our subsidiary companies and future partner companies, or portions of assets thereof, to the extent such assets are no longer consistent with our business plan. If we sell any such subsidiary companies or assets, the price we receive will depend upon market and other conditions. Therefore, we may not be able to sell at favorable prices. Market and other conditions beyond our control affect:

      o  our ability to effect these sales;
      o  the timing of these sales; and
      o  the amount of proceeds from these sales.

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

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF OUR KEY EXECUTIVES, AND THE LOSS OF ANY OF THESE KEY EXECUTIVES COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

         Our success depends in part upon the continued service of our executive officers, particularly Paul R. Ryan, our Chairman and Chief Executive Officer and Robert L. Harris, II, our President. Neither Mr. Ryan nor Mr. Harris has an employment or non-competition agreement with us. The loss of either of these key individuals would be detrimental to our ongoing operations and prospects.

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

OUR SUBSIDIARY COMPANIES FACE INTENSE COMPETITION, OFTEN AGAINST COMPETITORS WITH LONGER HISTORIES, GREATER NAME RECOGNITION AND MORE EXPERIENCE IN RESEARCH AND DEVELOPMENT. OUR FAILURE TO COMPETE EFFECTIVELY COULD HARM OUR BUSINESS.

         Each of our subsidiary companies faces intense competition. Many of the competitors to our subsidiary companies have greater financial, marketing and other resources. In addition, a number of competitors may have greater brand recognition and longer operating histories than our subsidiary companies. Our subsidiary companies' individual risks are regarding competition further described below.

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

         SOUNDVIEW TECHNOLOGIES. Other companies may develop competing technologies that offer better or less expensive alternatives to the V-chip offered by Soundview Technologies. Many potential competitors, including television manufacturers, have significantly greater resources. In addition, the outcome of Soundview Technologies' pending litigation against television manufacturers is uncertain.

         ACACIA MEDIA TECHNOLOGIES. Other companies may develop competing technologies that offer better or less expensive alternatives to the information-on-demand technology offered by Acacia Media Technologies. In the event a competing technology emerges, Acacia Media Technologies would expect substantial competition.

WE CANNOT ASSURE THAT WE WILL BE ABLE TO EFFECTIVELY PROTECT OUR SUBSIDIARY COMPANIES' PROPRIETARY TECHNOLOGY, AND WE COULD ALSO BE SUBJECT TO INFRINGEMENT CLAIMS.

         The success of our subsidiary companies relies, to varying degrees, on proprietary rights and their protection or exclusivity. Although reasonable efforts will be taken to protect their proprietary rights, the complexity of international trade secret, copyright, trademark and patent law, and common law, coupled with limited resources and the demands of quick delivery of products and services to market, create risk that these efforts will prove inadequate. From time to time, we may be subject to third-party claims in the ordinary course of business, including claims of alleged infringement of proprietary rights by us and our subsidiary companies. Any such claims may damage our business by subjecting us and our subsidiary companies to significant liability for damage and invalidating proprietary rights, with or without merit, and could subject our subsidiary companies to costly litigation and the diversion of their technical and management personnel. In the event of any adverse ruling in any intellectual property litigation, we could be required to:

      o  pay substantial damages;
      o  cease the manufacturing, use and sale of certain products;
      o  discontinue the use of certain process technologies; and
      o obtain a license from a third-party claiming infringement, which might not be available on reasonable terms, if at all.

         Advanced Material Sciences, CombiMatrix, Acacia Media Technologies and Soundview Technologies depend largely on the protection of enforceable patent rights. Collectively, they have more than 45 applications pending with the U.S. Patent and Trademark Office and other major foreign country or region (e.g. Europe) patent offices, seeking protection for their core technologies and or related product applications and processes, and have 32 patents or rights to patents that have been issued or granted. We cannot assure you that the pending patent applications will be issued or granted, that third-parties will not infringe, or attempt to invalidate these intellectual property rights or that certain aspects of their intellectual property will not be engineered-around by third-parties without violating the patent rights of Advanced Material Sciences, CombiMatrix, Acacia Media Technologies or Soundview Technologies. For Acacia Media Technologies and Soundview Technologies, intellectual property constitutes their only significant assets.

         Existing patents owned by our subsidiary companies and any future issued patents may not be sufficiently broad to prevent others from practicing our subsidiary companies' technologies or developing competitive technologies. In addition, others may oppose or invalidate our subsidiary companies' patents and those patents may fail to provide a competitive advantage. Enforcing our subsidiary companies' intellectual property rights may be difficult, costly and time consuming and ultimately may not be successful.

         Many of our subsidiary companies also hold licenses from third-parties, and it is possible that they could become subject to infringement actions based upon such licenses. Our subsidiary companies generally obtain representations as to the origin and ownership of such licensed content. However, this may not adequately protect them.

         Our subsidiary companies also enter into confidentiality agreements with third-parties and generally limit access to information relating to their proprietary rights. Despite these precautions, third-parties may be able to gain access to and use their proprietary rights to develop competing technologies and products with similar or better features and prices. Any substantial unauthorized use of our subsidiary companies' proprietary rights could materially and adversely affect their business and operational results.

         Since some genetic sequences are patented, CombiMatrix intends to secure indemnification from its customers in the case of any inadvertent synthesis of a patented genetic sequence in preparing its biological array processors. This indemnity will not protect CombiMatrix from being joined or held liable in any litigation involving a claim for misappropriation of unlicensed rights and will not protect CombiMatrix against awards of substantial damages if a customer is unwilling or unable to honor an indemnity obligation. In such an event, CombiMatrix would be required to devote substantial time to defending the litigation and might be required to expend substantial funds defending itself or in the satisfaction of damage awards if our customer refuses or is unable to honor its indemnity obligations. This could materially and adversely affect CombiMatrix's business and operational results.

PENDING LAWSUITS INVOLVING SOUNDVIEW TECHNOLOGIES AND COMBIMATRIX COULD ADVERSELY AFFECT THE BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS OF THOSE SUBSIDIARIES.

         In 2000, Soundview Technologies filed a federal patent infringement and antitrust lawsuit against certain television manufacturers, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a/ Consumer Electronics Association in the United States District Court for the Eastern District of Virginia, alleging that television sets utilizing certain content blocking technology (commonly known as the "V-chip") and sold in the United States infringe Soundview Technologies' Patent No. 4,554,584. The case is now pending in the U.S. District Court for the District of Connecticut against Sony Corporation of America, Inc., Sony Electronics, Inc., the Electronics Industries Alliance d/b/a/ Consumer Electronics Association, the Consumer Electronics Manufacturers Association, Mitsubishi Digital Electronics America, Inc., Mitsubishi Electronics America, Inc., Toshiba America Consumer Products, Inc. and Sharp Electronics Corporation. However, no assurance can be given that Soundview Technologies will prevail in this action or that the television manufacturers will be required to pay royalties to Soundview Technologies. If Soundview Technologies does not prevail in this litigation, its business, results of operations and financial condition would be materially adversely affected.

         During 2001, Soundview Technologies entered into separate confidential settlement and/or license agreements with Hitachi America Ltd., Pioneer Electronics (USA) Incorporated, Samsung Electronics, LG Electronics, Inc., Daewoo Electronics Corporation of America, Sanyo Manufacturing Corporation, Funai Electric Co., Ltd., JVC Americas Corporation, Thomson Multimedia, Inc., Orion Electric Co., Ltd. and Matsushita Electric Industrial Co., Ltd. whereby Soundview Technologies will receive payments and grant non-exclusive licenses of its V-chip patent. In 2000, Soundview Technologies settled its lawsuit with Philips Electronics North America Corporation.

         On November 28, 2000, Nanogen, Inc. ("Nanogen") filed a complaint against CombiMatrix and Donald D. Montgomery, Ph.D., a former employee of Nanogen and an officer and director of CombiMatrix, in the United States District Court for the Southern District of California. Nanogen alleges breach of contract, trade secret misappropriation and that U. S. Patent No. 6,093,302 and other proprietary information belonging to CombiMatrix are instead the property of Nanogen. CombiMatrix and Dr. Montgomery both deny, and intend to vigorously defend against, the claims in the lawsuit. Accordingly, on December 15, 2000, CombiMatrix and Dr. Montgomery filed a motion to dismiss the lawsuit, which was denied in part and granted in part on February 1, 2001. On March 9, 2001, CombiMatrix and Dr. Montgomery filed a counterclaim, alleging breach of express covenants not to sue or otherwise interfere with Dr. Montgomery arising out of a release signed by Nanogen in 1996. On April 4, 2001, Nanogen filed a motion to dismiss the counterclaim, which the court denied in its entirety on July 27, 2001. Fact discovery is ongoing and is scheduled to close on June 3, 2002. CombiMatrix intends to vigorously defend the lawsuit and pursue the counterclaim. Although we believe that Nanogen's claims are without merit, we cannot predict the outcome of the litigation. If Nanogen prevails in its lawsuit against CombiMatrix, CombiMatrix's business, results of operations and financial condition could be materially adversely affected.

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

         During the fiscal year ended December 31, 2001, we had an operating loss of approximately $43.2 million and a net loss of approximately $22.3 million. If we continue to incur operating losses, we may not have enough money to expand our business and our subsidiary companies' businesses in the future.

OUR LACK OF CONTROL OVER DECISION-MAKING AND DAY-TO-DAY OPERATIONS AT CERTAIN SUBSIDIARY COMPANIES MEANS THAT WE CANNOT PREVENT THEM FROM TAKING ACTIONS THAT WE BELIEVE MAY RESULT IN ADVERSE CONSEQUENCES.

         We currently own a 4.9% interest in Advanced Data Exchange and have no board of director representation. Additional rounds of equity financing may further dilute our interest in Advanced Data Exchange. We do not have the ability to control decision-making at Advanced Data Exchange.

WE MAY INCUR SIGNIFICANT COSTS TO AVOID INVESTMENT COMPANY STATUS AND MAY SUFFER ADVERSE CONSEQUENCES IF DEEMED TO BE AN INVESTMENT COMPANY.

         We may incur significant costs to avoid investment company status and may suffer other adverse consequences if deemed to be an investment company under the Investment Company Act. Some of our equity investments may constitute investment securities under the Investment Company Act. A company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exclusion or regulatory safe harbor applies. If we are deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in business or issuing securities as we have in the past and might be subject to civil and criminal penalties for noncompliance. In addition, certain of our contracts might be voidable, and a court-appointed receiver could take control of us and liquidate our business.

         Although we believe our investment securities currently comprise less than 40% of our assets, fluctuations in the value of these securities or of our other assets may cause this limit to be exceeded. This would require us to attempt to reduce our investment securities as a percentage of our total assets. This reduction can be attempted in a number of ways, including the disposition of investment securities and the acquisition of non-investment security assets. If we sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. Some investments may not be sold due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when we sell assets. We may also be unable to purchase additional investment securities that may be important to our operating strategy. If we decide to acquire non-investment security assets, we may not be able to identify and acquire suitable assets and businesses.

THE AVAILABILITY OF SHARES FOR SALE IN THE FUTURE COULD REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

         In the future, we may issue securities to raise cash for acquisitions. We may also pay for interests in additional subsidiary companies by using a combination of cash and our common stock or just our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute your ownership interest in us and have an adverse impact on the price of our common stock.

         In addition, sales of a substantial amount of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of our common stock. This could also impair our ability to raise additional capital through the sale of our securities.

BECAUSE SOME OF OUR FACILITIES ARE LOCATED IN CALIFORNIA, WE COULD BE ADVERSELY AFFECTED BY ROLLING BLACKOUTS OR A MAJOR EARTHQUAKE.

         Our facilities, excluding CombiMatrix, are primarily located in California. California experienced an energy shortage in 2001, and as a result, several cities were subject to rolling blackouts. In the event we experience rolling blackouts or other loss or reduction of electrical power, our operations could be adversely impacted.

         Additionally, in the event of a major earthquake, our facilities could be significantly damaged or destroyed and result in a material adverse loss to us and some of our subsidiary companies. We have not obtained and do not presently intend to obtain earthquake insurance or business interruption coverage.

DELAWARE LAW AND OUR CHARTER DOCUMENTS CONTAIN PROVISIONS THAT COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF ACACIA THAT MIGHT OTHERWISE RESULT IN OUR STOCKHOLDERS RECEIVING A PREMIUM OVER THE MARKET PRICE OF THEIR SHARES.

         Provisions of Delaware law and our certificate of incorporation and bylaws could make more difficult the acquisition of Acacia by means of a tender offer, proxy contest or otherwise, and the removal of incumbent officers and directors. These provisions include:

      o Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder;
      o amendment of our bylaws by the stockholders requires a two-thirds approval of the outstanding shares;
      o the authorization in our certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover;
      o provisions in our bylaws eliminating stockholders' rights to call a special meeting of stockholders, which could make it more difficult for stockholders to wage a proxy contest for control of our board of directors or to vote to repeal any of the anti-takeover provisions contained in our certificate of incorporation and bylaws; and
      o the division of our board of directors into three classes with staggered terms for each class, which could make it more difficult for an outsider to gain control of our board of directors.

         Such potential obstacles to a takeover could adversely affect the ability of our stockholders to receive a premium price for their stock in the event another company wants to acquire us.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION DUE TO STOCK PRICE VOLATILITY.

         In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the potential volatility of our stock price, we may be the target of such litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm our business, financial condition and results of operations.

WE INTEND TO DIVIDE OUR COMMON STOCK INTO TWO NEW CLASSES AND TO ACQUIRE THE MINORITY STOCKHOLDER INTERESTS IN COMBIMATRIX.

         On March 20, 2002, we announced our intention to divide our common stock into two new classes: one that would reflect the performance of our CombiMatrix subsidiary, and another that would reflect the performance of our media technologies business, including Soundview Technologies and Acacia Media Technologies. We also announced our intention to acquire the minority stockholder interests in CombiMatrix. Our operating results could be negatively affected by various factors related to the recapitalization and acquisition, including: difficulty obtaining or meeting conditions imposed for any necessary legal, governmental and administrative approvals for the transactions; costs related to the transactions; fluctuating stock market levels that could cause the new stock classes to be less than our current stock value; the failure of the stock market to ascribe value to our new business structure; and the failure of Acacia to realize anticipated benefits of these transactions.

WE MAY NOT COMPLETE THE RECAPITALIZATION OF OUR STOCK OR THE ACQUISITION OF THE MINORITY STOCKHOLDER INTERESTS IN COMBIMATRIX.

         Both the recapitalization of our stock and the acquisition of the remaining minority interests in CombiMatrix are subject to several conditions, including the approval of our stockholders, receipt of satisfactory tax and accounting opinions, approval of the proposed merger by a special committee of the CombiMatrix board of directors, receipt of a fairness opinion, approval for listing of both of the new share classes on the NASDAQ National Market System and other customary conditions. As a result, there cannot be any assurance that recapitalization of our stock or the acquisition of the minority stockholder interests in CombiMatrix will be completed. If either event does not occur, we expect to continue to operate under our current operating structure. This would prevent us from realizing the possible benefits that the recapitalization and the acquisition would provide to us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SHORT-TERM INVESTMENTS

         HIGH-GRADE CORPORATE BONDS, COMMERCIAL PAPER, U.S. GOVERNMENT SECURITIES AND MONEY MARKET ACCOUNTS. Our exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by United States corporations and institutional money market funds. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income it receives without significantly increasing risk. To minimize risk, we maintain a portfolio of cash, cash equivalents and short-term investments in a variety of investment-grade securities and with a variety of issuers, including corporate notes, commercial paper and money market funds. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

         MARKETABLE EQUITY SECURITIES. We conduct a portion of our investing activity through a limited partnership, of which a wholly-owned subsidiary of Acacia is the general partner. As a result of the significant control that we exercise over the limited partnership, the assets and liabilities and results of operations have been consolidated by us at December 31, 2001. We maintain an investment portfolio of common stock in several publicly held companies. These common stock investments are classified as trading securities and, consequently, are recorded on the balance sheet at their fair value, with unrealized gains and losses reported in the consolidated statement of operations. We are exposed to equity price risk on our portfolio of marketable equity securities. As of December 31, 2001, our total equity holdings in publicly traded companies were valued at $4.4 million compared to zero at December 31, 2000. We believe that it is reasonably possible that the fair values of these securities could experience significant fluctuations in the near term.

         The following table represents the potential decrease in fair values of our marketable equity securities that are sensitive to changes in the stock market. Fair value deteriorations of minus 50%, 35% and 15% were selected based on the probability of their occurrence.

         Potential decrease to the value of securities given X% decrease in each stock's price:

                                                                                               FAIR VALUE AS OF
                                                     (50%)          (35%)          (15%)       DECEMBER 31, 2001
                                                  -----------    -----------    -----------    -----------------
        Marketable equity securities..........    $ 2,186,000    $ 1,530,000    $   656,000      $ 4,372,000
                                                  ===========    ===========    ===========      ===========

OTHER

         We also hold a minority investment in a private company, Advanced Data Exchange. This investment is included in long-term assets and is carried at cost. We monitor our long-term minority investments in private companies for impairment and make appropriate reductions in carrying value when an other-than-temporary decline in fair value is determined to exist.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item is incorporated by reference from the information under the captions entitled "Election of Directors-Nominees," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC no later than April 30, 2002.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Officer Compensation" in our definitive proxy statement to be filed with the SEC no later than April 30, 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the information under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC no later than April 30, 2002.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference from the information under the caption entitled "Transactions with Management and Others" in our definitive proxy statement to be filed with the SEC no later than April 30, 2002.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       (1) Financial Statements
                                                                                    PAGE
                                                                                    ----
    Report of Independent Accountants................................................F-1
    Consolidated Balance Sheets as of December 31, 2001 and 2000.....................F-2
    Consolidated Statements of Operations and Comprehensive Loss
       for the Years Ended December 31, 2001, 2000 and 1999..........................F-3
    Consolidated Statements of Stockholders' Equity for the Years
       Ended December 31, 2001, 2000 and 1999........................................F-4
    Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2001, 2000 and 1999..............................................F-5
    Notes to Consolidated Financial Statements.......................................F-6

         (2) FINANCIAL STATEMENT SCHEDULES. Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

         (3) EXHIBITS. The following exhibits are either filed herewith or incorporated herein by reference:

2.1 Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
3.1    Certificate of Incorporation (2)
3.2    Amended and Restated Bylaws (3)
4.2    Form of Specimen Certificate of Acacia's Common Stock (4)
10.1 Lease Agreement dated April 30, 1998, between Acacia and EOP-Pasadena Towers, L.L.C., a Delaware limited liability company doing business as EOP-Pasadena, LLC (5)
10.2 Lease Agreement between Soundbreak.com Incorporated and 8730 Sunset Towers and related Guaranty (6)
10.3   1993 Stock Option Plan (7)
10.4   Form of Stock Option Agreement for 1993 Stock Option Plan (7)
10.5   1996 Stock Option Plan (8)
10.6   Form of Option Agreement constituting the 1996 Executive Stock Bonus Plan
       (9)
10.7   Agreement between Acacia Research and Paul Ryan (10)
10.8 First Amendment dated June 26, 2000, to Lease Agreement between Acacia and Pasadena Towers, L.L.C.
10.9* Research & Development Agreement dated as of June 18, 2001, between CombiMatrix Corporation and Roche Diagnostics GmbH (3)
10.10* License and Supply Agreement dated as of July 1, 2001, between
       CombiMatrix Corporation and Roche Diagnostics GmbH (3)
10.11  Sublease dated November 30, 2001, between Acacia and Jenkens & Gilchrist
10.12 Lease Agreement dated January 28, 2002, between Acacia and The Irvine Company
18.1 Preferability letter from PricewaterhouseCoopers LLP, dated as of March 31, 2002, regarding change in accounting policy
21     List of Subsidiaries
23.1   Consent of PricewaterhouseCoopers LLP

-----------

* Confidential treatment for portions of these exhibits granted pursuant to an Order Granting Confidential Treatment under the Securities Exchange Act of 1934, issued on November 9, 2001, by the United States Securities and Exchange Commission.

(1) Incorporated by reference from Acacia's Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).

(2) Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on November 2, 1999 (SEC File No. 000-26068) and to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).

(3) Incorporated by reference from Acacia's Quarterly Report on Form 10-Q filed on August 10, 2001 (SEC File No. 000-26068).

(4) Incorporated by reference from Amendment No. 2 on Form 8-A/A filed on December 30, 1999 (SEC File No. 000-26068).

(5) Incorporated by reference from Acacia's Quarterly Report on Form 10-Q filed on August 14, 1998. (SEC File No. 000-26068).

(6) Incorporated by reference from Acacia's Quarterly Report on Form 10-Q filed on November 15, 1999. (SEC File No. 000-26068).

(7) Incorporated by reference from Acacia's Registration Statement on Form SB-2 (33-87368-L.A.), which became effective under the Securities Act of 1933, as amended, on June 15, 1995.

(8) Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).

(9) Incorporated by reference from Acacia's Definitive Proxy as Appendix A Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).

(10) Incorporate by reference from Acacia's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 30, 1998 (SEC File No. 000-26068).

(b)      Reports on Form 8-K.

         On October 24, 2001, Acacia filed a Current Report on Form 8-K to report results for the quarter ended September 30, 2001.

         On October 26, 2001, Acacia filed a Current Report on Form 8-K to report the declaration by Acacia's board of directors of a ten percent (10%) stock dividend for stockholders of record as of November 21, 2001, with a payment date of December 5, 2001.

         On October 30, 2001, Acacia filed a Current Report on Form 8-K/A to amend the Form 8-K dated October 23, 2001 and filed on October 26, 2001 to report that the Form 8-K/A was being filed solely to reflect that the Form 8-K dated October 23, 2001 was filed under Item 5 rather than under Item 9.

         On November 14, 2001, Acacia filed a Current Report on Form 8-K to report the filing with the SEC of Acacia's Form 10-Q for the quarter ended September 30, 2001, with retroactive recognition of the ten percent (10%) stock dividend in earnings per shares computations.

         On December 21, 2001, Acacia filed a Current Report on Form 8-K to report the establishment by Paul R. Ryan, Chairman of the Board and Chief Executive Officer of Acacia, of a plan under Rule 10b5-1 of the SEC to provide predetermined sales of a portion of his Acacia common stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 27, 2002                             ACACIA RESEARCH CORPORATION
                                                       /s/ Paul R. Ryan
                                              ----------------------------------
                                                         Paul R. Ryan
                                                     CHAIRMAN OF THE BOARD
                                                  AND CHIEF EXECUTIVE OFFICER
                                                     (AUTHORIZED SIGNATORY)

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

      SIGNATURE                                             TITLE                                 DATE
      ---------                                             -----                                 ----
/s/ Paul R. Ryan                                 Chairman of the Board and                     March 27, 2002
-----------------------------------              Chief Executive Officer
    Paul R. Ryan                                 (Principal Chief Executive)


/s/ Robert L. Harris, II                         Director and President                        March 27, 2002
-----------------------------------
    Robert L. Harris, II


/s/ Clayton J. Haynes                            Chief Financial Officer                       March 27, 2002
-----------------------------------              (Principal Financial Officer)
    Clayton J. Haynes


/s/ Thomas B. Akin                               Director                                      March 27, 2002
-----------------------------------
    Thomas B. Akin


/s/ Fred A. de Boom                              Director                                      March 27, 2002
-----------------------------------
    Fred A. de Boom


/s/ Edward W. Frykman                            Director                                      March 27, 2002
-----------------------------------
    Edward W. Frykman


/s/ G. Louis Graziadio, III                      Director                                      March 27, 2002
-----------------------------------
    G. Louis Graziadio, III


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Acacia Research Corporation

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 38 present fairly, in all material respects, the financial position of Acacia Research Corporation ("Acacia" or "we") and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Acacia's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, Acacia changed its balance sheet classification for accrued subsidiary employee stock-based compensation charges, resulting in no cumulative effect on income.

         As discussed in Note 2 to the consolidated financial statements, effective October 1, 2000, Acacia adopted Emerging Issues Task Force Consensus on Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," resulting in a charge of $246,000 in the year ended December 31, 2000 for cumulative effect of change in accounting principle due to beneficial conversion feature of debt.


/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 25, 2002, except as to Note 14, which is as of March 27, 2002



                                       ACACIA RESEARCH CORPORATION
                                       CONSOLIDATED BALANCE SHEETS
                                     AS OF DECEMBER 31, 2001 AND 2000
                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                                                    2001         2000
                                                                                 ----------   ----------

                                                  ASSETS
Current assets:
     Cash and cash equivalents ...............................................   $  59,451    $  36,163
     Short-term investments ..................................................      25,110       40,600
     Prepaid expenses, other receivables and other assets ....................       1,613        1,471
                                                                                 ----------   ----------

          Total current assets ...............................................      86,174       78,234

Property and equipment, net of accumulated depreciation ......................       4,906        3,727
Investment in affiliate, at equity ...........................................          --          346
Investment in affiliate, at cost .............................................       3,000        3,000
Patents, net of accumulated amortization .....................................      11,855        9,038
Goodwill, net of accumulated amortization ....................................       4,627        3,904
Other assets .................................................................         297          267
                                                                                 ----------   ----------

                                                                                 $ 110,859    $  98,516
                                                                                 ==========   ==========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable, accrued expenses and other ............................   $   5,756    $   7,767
     Current portion of deferred revenues ....................................       7,088           --
     Current portion of capital lease obligation .............................         934           --
     Accrued stock compensation (Note 2) .....................................          --       10,392
                                                                                 ----------   ----------

          Total current liabilities ..........................................      13,778       18,159

Deferred income taxes ........................................................       3,829        2,689
Deferred revenues, net of current portion ....................................         372           --
Capital lease obligation, net of current portion .............................       1,845           --
                                                                                 ----------   ----------

          Total liabilities ..................................................      19,824       20,848
                                                                                 ----------   ----------

Commitments and contingencies (Note 12)

Minority interests ...........................................................      32,303       17,524
                                                                                 ----------   ----------

Stockholders' equity:
     Preferred stock, par value $0.001 per share; 20,000,000 shares
        authorized; no shares issued or outstanding ..........................          --           --
     Common stock, par value $0.001 per share; 60,000,000 shares authorized;
        19,592,459 and 16,090,587 (Note 1 and 7) shares issued and outstanding
        as of December 31,2001and 2000, respectively .........................          20           16
     Additional paid-in capital ..............................................     158,529      116,017
     Warrants to purchase common stock .......................................         199           86
     Comprehensive (loss) income .............................................          (4)          77
     Accumulated deficit .....................................................    (100,012)     (56,052)
                                                                                 ----------   ----------

          Total stockholders' equity .........................................      58,732       60,144
                                                                                 ----------   ----------

                                                                                 $ 110,859    $  98,516
                                                                                 ==========   ==========



         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                   F-2

                                                  ACACIA RESEARCH CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                     FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                                                                    2001             2000             1999
                                                                                -------------   -------------   -------------
Revenues:
     License fee income .....................................................   $     24,180    $         --    $         --
     Grant revenue ..........................................................            456              17             144
     Other income ...........................................................             --              40             122
                                                                                -------------   -------------   -------------
         Total revenues .....................................................         24,636              57             266
                                                                                -------------   -------------   -------------
Operating expenses:
     Research and development expenses (including stock compensation
         charges of $7,183 and $3,397 in 2001 and 2000, respectively) .......         18,839          11,864           1,806
     Marketing, general and administrative expenses (including stock compensation charges of $13,636, $7,307 and $146 in 2001, 2000
         and 1999, respectively) ............................................         46,300          22,089           4,418
     Amortization of patents and goodwill ...................................          2,695           2,251           1,622
     Loss on disposal of consolidated subsidiaries ..........................             --           1,016              --
                                                                                -------------   -------------   -------------
          Total operating expenses ..........................................         67,834          37,220           7,846
                                                                                -------------   -------------   -------------
     Operating loss .........................................................        (43,198)        (37,163)         (7,580)
                                                                                -------------   -------------   -------------
Other income (expense):
     Write-off of equity investments ........................................             --          (2,603)             --
     Interest income ........................................................          3,762           3,086             333
     Realized gains on short-term investments ...............................            350              --              --
     Unrealized gains on short-term investments .............................            237              --              --
     Interest expense .......................................................            (65)             --            (254)
     Equity in losses of affiliates .........................................           (195)         (1,746)         (1,121)
     Other income ...........................................................             77              28              --
                                                                                -------------   -------------   -------------
          Total other income (expense) ......................................          4,166          (1,235)         (1,042)
                                                                                -------------   -------------   -------------
Loss from continuing operations before income taxes and minority interests ..        (39,032)        (38,398)         (8,622)
(Provision) benefit for income taxes ........................................           (780)             73             (20)
                                                                                -------------   -------------   -------------
Loss from continuing operations before minority interests ...................        (39,812)        (38,325)         (8,642)
Minority interests ..........................................................         17,540           9,166           1,221
                                                                                -------------   -------------   -------------
Loss from continuing operations .............................................        (22,272)        (29,159)         (7,421)
Discontinued operations
     Loss from discontinued operations of Soundbreak.com ....................             --          (7,443)           (776)
     Estimated loss on disposal of Soundbreak.com ...........................             --          (2,111)             --
                                                                                -------------   -------------   -------------
Loss before cumulative effect of change in accounting principle .............        (22,272)        (38,713)         (8,197)
Cumulative effect of change in accounting principle due to
    beneficial conversion feature of debt ...................................             --            (246)             --
                                                                                -------------   -------------   -------------
Net loss ....................................................................        (22,272)        (38,959)         (8,197)
   Unrealized gain (loss) on short-term investments .........................             (9)             77              --
   Unrealized loss on foreign currency translation ..........................            (72)             --              --
                                                                                -------------   -------------   -------------
Comprehensive loss ..........................................................   $    (22,353)   $    (38,882)   $     (8,197)
                                                                                =============   =============   =============
Loss per common share:
Basic
     Loss from continuing operations ........................................   $      (1.16)   $      (1.78)   $      (0.59)
     Loss from discontinued operations ......................................             --           (0.58)          (0.06)
     Cumulative effect of change in accounting principle ....................             --           (0.02)             --
                                                                                -------------   -------------   -------------
Net loss ....................................................................   $      (1.16)   $      (2.38)   $      (0.65)
                                                                                =============   =============   =============
Diluted
     Loss from continuing operations ........................................   $      (1.16)   $      (1.78)   $      (0.59)
     Loss from discontinued operations ......................................             --           (0.58)          (0.06)
     Cumulative effect of change in accounting principle ....................             --           (0.02)             --
                                                                                -------------   -------------   -------------
Net loss ....................................................................   $      (1.16)   $      (2.38)   $      (0.65)
                                                                                =============   =============   =============
Weighted average number of common and potential common
  shares outstanding used in computation of loss per share:
     Basic ..................................................................     19,259,256      16,346,099      12,649,133
     Diluted ................................................................     19,259,256      16,346,099      12,649,133

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                     ACACIA RESEARCH CORPORATION
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                              (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                    WARRANTS TO
                                                                        ADDITIONAL   PURCHASE              COMPREHENSIVE
                                                     COMMON     COMMON    PAID-IN     COMMON  ACCUMULATED     INCOME
                                                     SHARES     STOCK     CAPITAL     STOCK     DEFICIT       (LOSS)       TOTAL
                                                  ------------ --------   --------- --------  -----------   --------- ----------
1999
Balance at December 31, 1998 ..................    10,190,815  $    10    $ 26,727  $   100    $   (8,896)   $     --  $  17,941
Net loss ......................................                                                    (8,197)                (8,197)
Units issued in private placements, net .......       974,771        1      19,014       58                               19,073
Shares issued to purchase equity investments ..        60,107                  288                                           288
Stock options exercised .......................       326,450        1         757                                           758
Warrants exercised ............................     2,055,050        2      14,542     (100)                              14,444
Increase in capital due to issuance of stock
   by subsidiaries ............................                                928                                           928
Compensation expense relating to stock
   options and warrants .......................                                 27                                            27
                                                  ------------ --------   --------- --------   -----------   --------- ----------

Balance at December 31, 1999 ..................    13,607,193       14      62,283       58       (17,093)         --     45,262

2000
Net loss ......................................                                                   (38,959)               (38,959)
Units issued in private placements, net .......       872,638        1      22,199       86                               22,286
Stock options exercised .......................       543,961        1       2,131                                         2,132
Stock issuance related to acquisition of
   additional CombiMatrix shares ..............       488,557               11,634                                        11,634
Warrants exercised ............................       578,238               14,878      (58)                              14,820
Increase in capital due to issuance of stock
   by subsidiaries ............................                              2,293                                         2,293
Compensation expense relating to stock
   options and warrants .......................                                599                                           599
Unrealized gain on short-term investments .....                                                                    77         77
                                                  ------------ --------   --------- --------   -----------   --------- ----------

Balance at December 31, 2000 ..................    16,090,587       16     116,017       86       (56,052)         77     60,144

2001
Net loss ......................................                                                   (22,272)               (22,272)
Units issued in private placement, net ........     1,127,274        1      18,247      113                               18,361
Stock options exercised .......................       596,888        1       1,251                                         1,252
Increase in capital due to issuance of stock
   by subsidiaries ............................                              1,283                                         1,283
Compensation expense relating to stock
   options and warrants .......................                                 47                                            47
Stock dividend (Note 1 and 7) .................     1,777,710        2      21,684                (21,688)                    (2)
Unrealized loss on short-term investments .....                                                                    (9)        (9)
Unrealized loss on foreign currency translation                                                                   (72)       (72)
                                                  ------------ --------   --------- --------   -----------   --------- ----------
Balance at December 31, 2001 ..................    19,592,459  $    20    $158,529  $   199    $ (100,012)   $     (4) $  58,732
                                                  ============ ========   ========= ========   ===========   ========= ==========

                                                    F-4

                                                ACACIA RESEARCH CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                                       (IN THOUSANDS)

                                                                                           2001        2000         1999
                                                                                         ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations ......................................................   $(22,272)   $(29,159)   $ (7,421)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ...................................................      3,869       2,657       1,771
     Equity in losses of affiliates ..................................................        195       1,746       1,121
     Minority interests in net loss ..................................................    (17,540)     (9,166)     (1,221)
     Compensation expense relating to stock options and warrants .....................     20,819      10,704         146
     Charge for acquired in-process research and development .........................         --       2,508          --
     Deferred tax benefit ............................................................       (182)        (81)         --
     Write-off of other assets .......................................................        918          --          --
     Write-off of equity investments .................................................         --       2,603          --
     Net purchases of trading securities .............................................     (4,135)         --          --
     Unrealized gain on short-term investments .......................................       (237)         --          --
     Other ...........................................................................        354         293         251
Changes in assets and liabilities, net of effects of acquisitions:
     Prepaid expenses, other receivables and other assets ............................       (713)     (2,029)        223
     Accounts payable, accrued expenses and other ....................................      1,085       2,040         415
     Deferred revenues ...............................................................      7,460          --          --
                                                                                         ---------   ---------   ---------

     Net cash used in operating activities of continuing operations ..................    (10,379)    (17,884)     (4,715)
     Net cash used in operating activities of discontinued operations ................     (2,182)    (16,600)     (1,420)
                                                                                         ---------   ---------   ---------
     Net cash used in operating activities ...........................................    (12,561)    (34,484)     (6,135)
                                                                                         ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equity investments ..................................................         --         (54)     (2,387)
     Purchase of additional equity in consolidated subsidiaries ......................     (3,304)       (970)         --
     Deposit on investment ...........................................................         --          --      (3,000)
     Withdrawals from partnerships ...................................................         --          --       1,710
     Purchase of property and equipment ..............................................     (3,775)     (2,476)       (241)
     Proceeds from sale and leaseback arrangement ....................................      3,000          --          --
     Sale of available-for-sale investments ..........................................     76,275       3,975          --
     Purchase of available-for-sale investments ......................................    (56,686)    (43,606)         --
     Purchase of common stock from minority stockholders of subsidiaries .............     (2,550)         --          --
     Other ...........................................................................         --          --         (84)
                                                                                         ---------   ---------   ---------

     Net cash provided by (used in) investing activities of continuing operations ....     12,960     (43,131)     (4,002)
     Net cash used in investing activities of discontinued operations ................       (145)     (1,173)       (649)
                                                                                         ---------   ---------   ---------
     Net cash provided by (used in) investing activities .............................     12,815     (44,304)     (4,651)
                                                                                         ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options and warrants ............................      1,774      17,771      15,202
     Capital contributions from minority stockholders of subsidiaries ................      3,257      37,322       6,634
     Proceeds from sale of common stock, net of issuance costs .......................     18,349      22,199      19,073
     Other ...........................................................................       (221)         28          --
                                                                                         ---------   ---------   ---------

     Net cash provided by financing activities .......................................     23,159      77,320      40,909
                                                                                         ---------   ---------   ---------

     Increase (decrease) in cash and cash equivalents ................................     23,413      (1,468)     30,123
     Cash and cash equivalents, beginning ............................................     36,163      37,631       7,508
     Effect of exchange rate on cash .................................................       (125)         --          --
                                                                                         ---------   ---------   ---------

     Cash and cash equivalents, ending ...............................................   $ 59,451    $ 36,163    $ 37,631
                                                                                         =========   =========   =========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                            F-5

                           ACACIA RESEARCH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

         Acacia Research Corporation ("Acacia" or "we") develops, licenses and provides products for the media technology and life science sectors.

         Acacia's media technologies business, collectively referred to as, "Acacia Media Technologies Group," owns intellectual property related to the telecommunications field, including a television blanking system, also known as the "V-chip," which it licenses to television manufacturers. In addition, Acacia Media Technologies Group owns a worldwide portfolio of pioneering patents relating to audio and video transmission and receiving systems, commonly known as audio-on-demand and video-on-demand, used for distributing content via various methods including computer networks, cable television systems and direct broadcasting satellite systems. Acacia Media Technologies Group is responsible for the development, licensing and protection of its intellectual property and proprietary technologies. Our media technologies group continues to pursue both licensing and strategic business alliances with leading companies in the rapidly growing media technologies industry.

         Acacia's life sciences business, collectively referred to as "Acacia Life Sciences Group" is comprised of CombiMatrix Corporation ("CombiMatrix") and Advanced Material Sciences, Inc. ("Advanced Material Sciences"). Our core technology opportunity in the life sciences sector has been developed through our majority-owned subsidiary, CombiMatrix. CombiMatrix is a life science technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip. This proprietary technology has significant applications relating to genomic and proteomic research. Our majority-owned subsidiary, Advanced Material Sciences, holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material sciences.

         We were incorporated on January 25, 1993 under the laws of the State of California. In December 1999, we changed our state of incorporation from California to Delaware. Acacia owns and operates emerging corporations with intellectual property rights, certain of which are involved in developing new or unproven technologies. There is no assurance that any or all such technologies will be successful, and even if successful, that the development of such technologies can be commercialized.

         Below is a summary of our most significant wholly and majority-owned subsidiaries and our related ownership percentages on an as-converted basis:

                                                                                                        OWNERSHIP % AS OF 3/22/02
                     COMPANY NAME                               DESCRIPTION OF BUSINESS                 ON AN AS-CONVERTED BASIS
                     -------------                              -----------------------                 ------------------------
      ACACIA MEDIA TECHNOLOGIES GROUP:

      Soundview Technologies Incorporated........  A media technology  company that owns intellectual            100.0%
                                                   property related to the telecommunications  field,
                                                   including  a  television   blanking  system,  also
                                                   known  as  "V-chip,"  which  it  is  licensing  to
                                                   television manufacturers.

      Acacia Media Technologies Corporation
         (formerly Greenwich Information
         Technologies LLC).......................  A media  technology  company that owns a worldwide            100.0%
                                                   portfolio of pioneering  patents relating to audio
                                                   and  video  transmission  and  receiving  systems,
                                                   commonly    known    as    audio-on-demand     and
                                                   video-on-demand,  used  for  distributing  content
                                                   via various methods including  computer  networks,
                                                   cable television  systems and direct  broadcasting
                                                   satellite systems.


      ACACIA LIFE SCIENCES GROUP:

      CombiMatrix Corporation....................  A  life   science   technology   company   with  a             57.5%(1)
                                                   proprietary  system  for rapid,  cost  competitive
                                                   creation   of  DNA  and  other   compounds   on  a
                                                   programmable  semiconductor chip. This proprietary
                                                   technology has significant  applications  relating
                                                   to genomic and proteomic research.

      Advanced Material Sciences, Inc............  A   development-stage   company   that  holds  the             58.1%(2)
                                                   exclusive  license  for  CombiMatrix's  biological
                                                   array  processor  technology in certain  fields of
                                                   material science.
----------------------------------

      (1) We are a party to a shareholder agreement with an officer of CombiMatrix, which provides for (a) the collective voting of shares (representing 69.5% of the voting interests of CombiMatrix) for the election of certain directors to CombiMatrix's board of directors and (b) certain restrictions on the sale or transfer of the officer's shares of common stock in CombiMatrix.
      (2) Advanced Material Sciences is 58.1% owned by us, 28.5% owned by CombiMatrix and 13.4% owned by third-parties. We have a 74.5% economic interest in Advanced Material Sciences by virtue of our 58.1% direct ownership interest in Advanced Material Sciences and our 57.5% interest in CombiMatrix.

ACACIA RESEARCH CORPORATION

         In January 2001, we completed an institutional private equity financing raising gross proceeds of $19.0 million through the issuance of 1,107,274 units. Each unit consists of one share of our common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase 1.10 shares of our common stock at a price of $19.09 per share and is callable by us once the closing bid price of our common stock averages $23.86 or above for 20 or more consecutive trading days on the NASDAQ National Market System. We issued an additional 20,000 units in lieu of cash payments for finders' fees in conjunction with the private placement.

         In June 2001, our ownership interest in Soundview Technologies Incorporated ("Soundview Technologies") increased from 67% to 100%, following Soundview Technologies' completion of a stock repurchase transaction with its former minority stockholders. Soundview Technologies repurchased the stock of its former minority stockholders in exchange for a cash payment and the grant to such stockholders of the right to receive 26% of future net revenues generated by Soundview Technologies' current patent portfolio, which includes its V-chip patent.

         On October 22, 2001, our board of directors declared a ten percent (10%) stock dividend. The stock dividend totaling 1,777,710 shares of our common stock was distributed on December 5, 2001 to stockholders of record as of November 21, 2001. All references to the number of shares (other than common stock issued or outstanding on the 2000 consolidated balance sheet and 2001, 2000 and 1999 consolidated statements of stockholders' equity), per share amounts and any other reference to shares in the consolidated financial statements and accompanying notes to the consolidated financial statements, unless otherwise noted, have been adjusted to reflect the stock dividend on a retroactive basis.

         In November 2001, we increased our ownership interest in Acacia Media Technologies Corporation ("Acacia Media Technologies"), formerly Greenwich Information Technologies LLC, from 33% to 100% through the purchase of the ownership interest of the former limited liability company's other member. In December 2001, we converted the company from a limited liability company to a corporation and changed the name of the company to Acacia Media Technologies.

         In the third quarter of 2000, we completed a private offering of 861,638 units at $27.50 per unit for gross proceeds of approximately $23.7 million. Each unit consists of one share of common stock and one common stock purchase warrant entitling the holder to purchase 1.10 shares of common stock at an exercise price $30.00 per share, subject to adjustment, expiring in three years. The warrants are callable by Acacia once the closing bid price of Acacia's common stock averages $36.00 or above for 20 consecutive trading days on the NASDAQ National Market System. We issued an additional 11,000 units in lieu of cash payments for finders' fees in conjunction with the private placement.

         In the fourth quarter of 1999, we completed a private placement consisting of the sale of units, each composed of one share of Acacia's common stock and one-half of a common stock purchase warrant. We issued 974,771 units at an offering price of $21.50 per unit. Approximately $21.0 million was raised from this financing. During the first quarter of 2000, we issued a 30-day redemption notice for these warrants. As a result, all of these warrants were exercised prior to the redemption date with Acacia receiving proceeds of approximately $14.8 million.

ACACIA MEDIA TECHNOLOGIES GROUP

         SOUNDVIEW TECHNOLOGIES

         In June 2001, Soundview Technologies repurchased the stock of the former minority stockholders of Soundview Technologies in exchange for a cash payment and the grant to the former stockholders of the right to receive 26% of future net revenues generated by Soundview Technologies' current patent portfolio, which includes its V-chip patent. As of December 31, 2001, total consideration paid combined with amounts accrued pursuant to the stock repurchase agreements totaled $2,767,000. As a result of the stock repurchase transaction our ownership interest in Soundview Technologies increased from 67% to 100%.

         During 2001, Soundview Technologies executed separate settlement and/or license agreements with Samsung Electronics, Hitachi America, Ltd., LG Electronics, Inc., Funai Electric Co. Ltd., Daewoo Electronics Corporation of America, Sanyo Manufacturing Corporation, Thomson Multimedia, Inc., JVC Americas Corporation, Matsushita Electric Industrial Co., Ltd. and Orion Electric Co., Ltd. In addition, Soundview Technologies settled its lawsuits with Pioneer Electronics (USA) Incorporated, an affiliate of Pioneer Corporation, and received payments from Philips Electronics pursuant to a settlement and license agreement signed in December 2000. Certain of these license agreements constitute settlements of patent infringement litigation brought by Soundview Technologies. As of December 31, 2001, we received license fee payments totaling $25,630,000 from the settlement and license agreements and have granted non-exclusive, retroactive and future licenses of Soundview Technologies' U.S. Patent No. 4,554,584 to the respective television manufacturers. Certain of the settlement and license agreements provide for future royalty payments to Soundview Technologies. We received and recognized as revenue $2,390,000, $10,000,000, $10,740,000 and $1,000,000 of the license fee payments during the first, second, third and fourth quarters of 2001, respectively. License fee payments received during 2001 totaling $1,500,000 are included in deferred revenues pursuant to the terms of the respective agreements.

         In the second quarter of 2000, Soundview Technologies announced that it filed a federal patent infringement and antitrust lawsuit against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a/ Consumer Electronics Association. In its lawsuit, Soundview Technologies alleged that Sony and Philips Television sets fitted with "V-chips" infringe Soundview Technologies' patent and that the Consumer Electronics Manufacturers Association had induced infringement of the patent.

         ACACIA MEDIA TECHNOLOGIES

         Acacia Media Technologies, formally Greenwich Information Technologies LLC, owns a worldwide portfolio of pioneering patents relating to audio and video transmission and receiving systems, commonly known as audio-on-demand and video-on-demand, used for distributing content via various methods including computer networks, cable television systems and direct broadcasting satellite systems.

         In November 2001, we increased our ownership interest in Acacia Media Technologies from 33% to 100% through the purchase of the ownership interest of the former limited liability company's other member. In December 2001, we converted the company from a limited liability company to a corporation, and changed the name of the company to Acacia Media Technologies Corporation.

ACACIA LIFE SCIENCES GROUP

         COMBIMATRIX

         In July 2001, CombiMatrix entered into a non-exclusive worldwide license, supply, research and development agreement with Roche Diagnostics GmbH ("Roche"). Under the terms of the agreement, Roche will purchase, use and resell CombiMatrix's microarray and related technologies for rapid production of customizable biochips. Additionally, CombiMatrix and Roche will develop a platform technology, providing a range of standardized biochips for use in research applications. The agreement has a 15-year term and provides for minimum payments by Roche to CombiMatrix over the first three years, including milestone achievements, payments for products, royalties and research and development projects. In the third and fourth quarters of 2001, CombiMatrix received up-front and milestone payments totaling $5.3 million from Roche, which are included in deferred revenues in the accompanying December 31, 2001 consolidated balance sheet.

         In August 2001, CombiMatrix entered into a license and supply agreement with the National Aeronautics and Space Administration ("NASA"). The agreement has a two-year tern and provides for the license, purchase and use by the NASA Ames Research Center of CombiMatrix's active biochips (microarrays) and related technology to conduct biological research in terrestrial laboratories and in space.

         In October 2001, CombiMatrix formed a joint venture with Marubeni Japan, one of Japan's leading trading companies. The joint venture, based in Tokyo, will focus on development and licensing opportunities for CombiMatrix's biochip technology with pharmaceutical and biotechnology companies in the Japanese market. Marubeni made an investment of $1.0 million to acquire a ten percent (10%) minority interest in the joint venture.

         In the first quarter of 2000, CombiMatrix completed a private equity financing raising gross proceeds of $17.5 million through the sale of 3,500,000 shares of CombiMatrix common stock. Acacia invested $10.0 million in this private placement to acquire 2,000,000 shares of CombiMatrix common stock. As a result of the transaction, we increased our equity ownership in CombiMatrix from 50.01% to 51.8%.

         In the third quarter of 2000, we increased our ownership interest in CombiMatrix from 51.8% to 61.4% by acquiring an additional ownership position from existing stockholders of CombiMatrix in exchange for 488,557 shares of Acacia's common stock. This purchase was accounted for as a step acquisition. The purchase price of $11.6 million was allocated to the fair value of assets acquired and liabilities assumed, including acquired in-process research and development. The amount attributable to goodwill was $2.9 million, which is amortized using the straight-line method over the estimated remaining useful life of five years. The amount attributable to in-process research and development of $2.5 million was charged to expense and is included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2000.

         In the third quarter of 2000, CombiMatrix completed a private equity financing raising gross proceeds of $36.0 million through the sale of 4,000,000 shares of CombiMatrix common stock. Acacia invested $17.5 million in this private placement to acquire 1,944,445 shares. As a result of the transaction, our equity ownership in CombiMatrix decreased from 61.4% to 58.4%.

         ADVANCED MATERIAL SCIENCES

         In May 2001, Advanced Material Sciences completed a private equity financing raising gross proceeds of $2.0 million through the issuance of 2,000,000 shares of common stock. Acacia invested $155,000 in this private placement to acquire 155,000 shares. As a result of the transaction, our equity ownership in Advanced Material Sciences decreased from 66.7% to 58.1%. Advanced Material Sciences issued an additional 29,750 shares of common stock, in lieu of cash payments, and warrants to purchase approximately 54,000 shares of common stock, for finders' fees in connection with the private placement. Each common stock purchase warrant entitles the holder to purchase shares of Advanced Material Sciences common stock at a price of $1.10 per share.

         Advanced Material Sciences was formed in November 2000 and holds an exclusive license to CombiMatrix's biological processor technology within the field of material science. Initial investments for Advanced Material Sciences consisted of $2.0 million from us and $1.0 million from CombiMatrix.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ACCOUNTING PRINCIPLES AND FISCAL YEAR END. The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. We have a December 31 year end.

         PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of Acacia and its wholly-owned and majority-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which we maintain an ownership interest of 20% to 50% or exercise significant influence over operating and financial policies are accounted for under the equity method. The cost method is used where we maintain ownership interests of less than 20% and do not exercise significant influence over the investee.

         REVENUE RECOGNITION. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). License fee income is recognized as revenue when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured. Revenue from government grant and contract activities is accounted for in the period the services are performed on a percentage-of-completion method of accounting when the services have been approved by the grantor and collectibility is reasonably assured. Amounts recognized under the percentage-of-completion method are limited to amounts due from customers based on contract or grant terms.

         Revenue from the sale of products and services is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed and determinable and (iv) collectibility is reasonably assured.

         Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received or billable by us in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the elements have been delivered or until we have established objective and verifiable evidence of the fair value of the undelivered elements.

         Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. At December 31, 2001, we recorded $7.5 million as deferred revenues related to payments received under multiple-element arrangements and other advances, which will be recognized as revenue in future periods when the applicable revenue recognition criteria as describe above are met.

         CASH AND CASH EQUIVALENTS. We consider all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

         SHORT-TERM INVESTMENTS. Our short-term investments are held in a variety of interest bearing instruments including high-grade corporate bonds, commercial paper, money market accounts and other marketable securities. Investments in securities with maturities of greater than three months and less than one year are classified as short-term investments. Investments are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Certain of our investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders' equity until realized. Certain of our investments are classified as trading securities, which are reported at fair value. Realized and unrealized gains and losses in the value of trading securities are included in net income (loss) in the consolidated statements of operations and comprehensive loss.

         The fair value of our investments is primarily determined by quoted market prices. Realized and unrealized gains and losses are recorded based on the specific identification method. For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in net income.

         CONCENTRATION OF CREDIT RISKS. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

         PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Major additions and improvements are capitalized. When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in income for the period of sale or disposal. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, ranging from three to ten years.

         Certain equipment held under capital lease is included in property, plant and equipment and amortized using the straight line method over the lease term. The related capital lease obligation is recorded as a liability in the consolidated balance sheet. Capital lease amortization is included in depreciation expense in the consolidated statement of operations and comprehensive loss.

         PREPAID PUBLIC OFFERING COSTS. As of September 30, 2001, CombiMatrix capitalized $1,353,000 of costs incurred in connection with the filing of a registration statement with the Securities and Exchange Commission ("SEC") in November 2000. Deferred costs totaling $918,000 are included in current assets in our December 31, 2000 consolidated balance sheet. In the fourth quarter of 2001, all of these deferred costs were charged to operations.

         ORGANIZATION COSTS. Costs of start-up activities, including organization costs, are expensed as incurred.

         MANAGEMENT FEES. Capital management fees in 1999 include asset-based and performance-based fees earned from two domestic private investment partnerships in which we were a general partner and two offshore investment corporations for which we served as an investment advisor. These capital management fees were recognized when earned in accordance with the respective partnership and management agreements. Management fees also include income from other consulting and management services provided by Acacia to other parties. These fees are recognized when the related services are provided. On December 31, 1999, we closed the Acacia Capital Management division.

         PATENTS AND GOODWILL. Patents, once issued, and goodwill are amortized on the straight-line method over their estimated remaining useful lives, ranging from three to twenty years. Amortization charged to operations relating to goodwill amounted to $1,078,000, $921,000 and $465,000 at December 31, 2001,
2000 and 1999, respectively. Accumulated amortization of goodwill amounted to $3,651,000 and $1,894,000 at December 31, 2001 and 2000, respectively.
Amortization charged to operations relating to patents amounted to $1,617,000, $1,330,000 and $1,157,000 at December 31, 2001, 2000 and 1999, respectively.
Accumulated amortization of patents amounted to $5,655,000 and $4,038,000 at December 31, 2001 and 2000, respectively.

         POTENTIAL IMPAIRMENT OF LONG-LIVED ASSETS. We review long-lived assets and intangible assets for potential impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, other receivables, accounts payable and accrued expenses approximate fair value due to their short-term maturity. The carrying value of our capital lease obligation approximates its fair value based on the current interest rate for similar type instruments. The fair values of our investments are primarily determined by quoted market prices.

         FOREIGN CURRENCY TRANSLATION. The functional currency of our foreign entity is the local currency. Foreign currency translation is reported pursuant to SFAS No. 52, "Foreign Currency Translation" ("SFAS No. 52"). Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year.

         STOCK-BASED COMPENSATION. Compensation cost of stock options issued to employees is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). We have adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") with respect to options issued to employees. Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

         See "ACCOUNTING CHANGES" for change in accounting policy for accrued subsidiary employee stock-based compensation charges.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. Software developed for use in our products is expensed as incurred until both
(i) technological feasibility for the software has been established and (ii) all research and development activities for the other components of the system have been completed. We believe these criteria are met after we have received evaluations from third-party test sites and completed any resulting modifications to the products. Expenditures to date have been classified as research and development expense.

         INCOME TAXES. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Acacia's financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

         ACCOUNTING FOR SALES OF STOCK BY A SUBSIDIARY. Gains resulting from a subsidiary's sale of stock to third-parties at a price per share in excess of Acacia's average carrying amount per share are generally reflected in stockholders' equity as a direct increase to capital in excess of par or stated value. See Note 7 for description of current year gains reflected in stockholders' equity as a result of our subsidiaries sales of stock to third-parties.

         COMPREHENSIVE (LOSS) INCOME. Comprehensive income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.

         SEGMENT REPORTING. We use the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of Acacia's reportable segments. At December 31, 2001, our reporting segments were modified to include Soundview Technologies and Acacia Media Technologies in our Acacia Media Technologies Group segment. In addition, CombiMatrix and Advanced Material Sciences comprise our Acacia Life Sciences Group segment. Segment information has been adjusted for all periods presented.

         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         LOSS PER SHARE. Loss per share is presented on both a basic and diluted basis. A reconciliation of the denominator of the basic EPS computation to the denominator of the diluted EPS computation is as follows:

                                                                                       2001         2000         1999
                                                                                    ----------   ----------   ----------
   Weighted Average Number of Common Shares Outstanding Used in Computation of
      Basic EPS .................................................................   19,259,256   16,346,099   12,649,133
   Dilutive Effect of Outstanding Stock Options and Warrants (a) ................           --           --           --
                                                                                    ----------   ----------   ----------
   Weighted Average Number of Common and Potential Common Shares Outstanding
      Used in Computation of Diluted EPS ........................................   19,259,256   16,346,099   12,649,133
                                                                                    ==========   ==========   ==========
------------------------

     (a) Potential common shares of 719,471, 1,046,072 and 940,002 at December 31, 2001, 2000 and 1999, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.

         RECLASSIFICATIONS. Certain immaterial reclassifications of prior year amounts have been made to conform to the 2001 presentation.

         ACCOUNTING CHANGES. Effective January 1, 2001, we changed our accounting policy for balance sheet classification of employee stock-based compensation resulting from awards in consolidated subsidiaries. Historically, the consolidated financial statements have accounted for cumulative earned employee stock-based compensation related to subsidiaries as a liability, under the caption "accrued stock compensation." Management believes a change to reflect these cumulative charges as minority interests is preferable as it better reflects the underlying economics of the stock-based compensation transaction. As a result of the change, effective January 1, 2001, minority interests has been increased by $10.4 million, and accrued stock compensation of $10.4 million has been decreased. The change in accounting policy does not affect previously reported consolidated net income.

         During March 1998, CombiMatrix issued $1,450,000 principal amount of 6% unsecured subordinated convertible promissory notes due in 2001. The notes had a contingent beneficial conversion feature with intrinsic value of $246,000. We adopted Emerging Issues Task Force Consensus of Issues No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), in the fourth quarter of 2000. The adoption of EITF 00-27 resulted in a charge of $246,000 in the year ended December 31, 2000 for the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes."

         RECENT ACCOUNTING PRONOUNCEMENTS. In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and that certain intangible assets acquired in a business combination be recognized apart from goodwill. The adoption of SFAS No. 141 did not have a material effect on our consolidated results of operations or financial position.

         SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when determined to be impaired, rather than being amortized as previous standards required. We will adopt SFAS No. 142 effective January 1, 2002. We have recorded approximately $1.1 million of goodwill amortization during 2001. As a result of SFAS No. 142, we will no longer amortize goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We expect to complete our initial review during the first quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. SFAS No. 144 also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS No. 144 requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In conjunction with such tests, it may be necessary to review depreciation estimates and methods as required by APB Opinion No. 20, "Accounting Changes," or the amortization period as required by SFAS No. 142. We will adopt SFAS No. 144 effective January 1, 2002. We are currently assessing the impact of SFAS No. 144 on our operating results and financial condition upon adoption.


3.  SHORT-TERM INVESTMENTS

         Short-term investments consists of the following at December 31, 2001 and 2000:

        2001                                                                 AMORTIZED       FAIR
                                                                               COST          VALUE
                                                                            -----------   -----------
        Trading securities ..............................................   $        --   $ 4,372,000

        Available-for-sale-securities:
            Corporate bonds and notes ...................................    14,427,000    14,869,000
            U.S. government securities ..................................     5,643,000     5,869,000
                                                                            -----------   -----------
                                                                            $20,070,000   $25,110,000
                                                                            ===========   ===========

        2000                                                                 AMORTIZED       FAIR
                                                                               COST          VALUE
                                                                            -----------   -----------
        Available-for-sale-securities:
            Corporate bonds and notes ...................................   $37,689,000   $38,622,000
            U.S. government securities ..................................     1,971,000     1,978,000
                                                                            -----------   -----------
                                                                            $39,660,000   $40,600,000
                                                                            ===========   ===========

         Gross unrealized gains and losses related to available-for-sale securities were not material for 2001 and 2000.

         Contractual maturities for investments in debt securities classified as available-for-sale as of December 31, 2001 are as follows:

                                                                                             FAIR
                                                                                COST         VALUE
                                                                            -----------   -----------
        Due within one year..............................................   $ 5,103,000   $ 5,669,000
        Due after one year through two years.............................    14,967,000    15,069,000
                                                                            -----------   -----------
                                                                            $20,070,000   $20,738,000
                                                                            ===========   ===========

4.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2001 and 2000:

                                                                            2001           2000
                                                                        ------------   ------------
        Machine shop and laboratory equipment .......................   $   844,000    $ 1,250,000
        Furniture and fixtures ......................................       445,000        550,000
        Computer hardware and software ..............................     1,203,000      1,085,000
        Leasehold improvements ......................................       565,000        228,000
        Facilities and equipment held under capital lease ...........     3,000,000             --
        Construction in progress ....................................        84,000      1,346,000
                                                                        ------------   ------------
                                                                        $ 6,141,000    $ 4,459,000
        Less:  accumulated depreciation and amortization ............    (1,235,000)      (732,000)
                                                                        ------------   ------------
                                                                        $ 4,906,000    $ 3,727,000
                                                                        ============   ============

         Depreciation expense was $1,174,000, $471,00 and $248,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Amortization of assets held under capital lease was $161,000 for the year ended December 31, 2001.


5.  BALANCE SHEET COMPONENTS

         Accounts payable, accrued expenses and other consists of the following at December 31, 2001 and December 31, 2000:

                                                                            2001            2000
                                                                        ------------   ------------
         Accounts payable............................................   $   837,000    $ 2,285,000
         Payroll, vacation and other employee benefits...............     1,740,000        711,000
         Accrued liabilities of discontinued operations..............     1,342,000      3,599,000
         Taxes payable...............................................       356,000             --
         Accrued subsidiary shareholder redemption payments..........       217,000             --
         Other accrued liabilities...................................     1,264,000      1,172,000
                                                                        ------------   ------------
                                                                        $ 5,756,000    $ 7,767,000
                                                                        ============   ============


         Deferred revenues consist of the following at December 31, 2001:

                                                                           2001
                                                                        ------------
         Milestone and up-front payments.............................   $ 5,960,000
         License fee payments........................................     1,500,000
                                                                        ------------
                                                                        $ 7,460,000
                                                                        ------------
         Less:  current portion......................................    (7,088,000)
                                                                        ------------
                                                                        $   372,000
                                                                        ============

6. INVESTMENTS

        At December 31, 2000, we carried our 33% ownership interest in Acacia Media Technologies, formerly Greenwich Information Technologies LLC, under the equity method at a carrying value of $346,000. In November 2001, we increased our ownership interest in Acacia Media Technologies from 33% to 100% through the purchase of the ownership interest of the former limited liability company's other member. In December 2001, Acacia Media Technologies was incorporated under the laws of the State of Delaware and we changed the name from Greenwich Information Technologies LLC to Acacia Media Technologies Corporation. The ownership interest purchase has been accounted for as a purchase transaction in accordance with SFAS No. 141. The excess purchase price was allocated to Acacia Media Technologies' patent portfolio and is being amortized over the remaining life of the respective patents, which is approximately 10 years. The results of operations have been included in the consolidated statement of operations and comprehensive loss from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

        In the first quarter of 2000, Acacia acquired a 7.6% interest in Advanced Data Exchange for $3.0 million out of a $17.3 million private placement of "non-voting" Series B preferred stock. Advanced Data Exchange is a corporation engaged in business-to-business Internet exchange transactions that allow mid-sized companies to exchange its purchase orders, purchase order acknowledgments, advance ship notices, invoices and other business documents over the Internet with supply chain partners and emerging digital marketplaces. Subsequent to an additional $30 million equity financing completed in the second quarter of 2000, we currently own a 4.9% interest in Advanced Data Exchange and have no board of directors representation. Additional rounds of financing may further dilute our interest. We do not have the ability to control decision making at Advanced Data Exchange.

        In the fourth quarter of 2000, we recorded $1,016,000 in write-offs of early stage investments. In addition, we recorded $2,603,000 in write-offs of certain equity investments.

7. STOCKHOLDERS' EQUITY

         The authorized capital stock of Acacia consists of 60,000,000 shares of common stock, $0.001 par value, of which 19,592,459 and 17,699,646 (as adjusted for ten percent (10%) stock dividend distributed on December 5, 2001) shares were issued and outstanding as of December 31, 2001 and 2000, respectively, and 20,000,000 shares of preferred stock, $0.001 par value, no shares of which are issued or outstanding. Under the terms of Acacia's Certificate of Incorporation, the board of directors may determine the rights, preferences and terms of our authorized but unissued shares of preferred stock. Holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders, and to receive ratably such dividends, if any, as may be declared by the board of directors out of funds legally available therefore. Upon the liquidation, dissolution or winding up of Acacia, the holders of common stock are entitled to share ratably in all assets of Acacia which are legally available for distribution, after payment of all debts and other liabilities. Holders of common stock have no preemptive, subscription, redemption or conversion rights.

         On October 22, 2001, our board of directors declared a ten percent (10%) stock dividend. The stock dividend totaling 1,777,710 shares of our common stock was distributed on December 5, 2001 to stockholders of record as of November 21, 2001. The fair value of the stock dividend paid, based on the market value of our common stock on the date of declaration as adjusted for the dilutive effect of the stock dividend declared, is reflected as a reclassification of accumulated deficit in the amount of $21,688,000, to permanent capital, represented by our common stock and additional paid-in capital accounts. All references to the number of shares (other than common stock issued or outstanding on the 2000 consolidated balance sheet and 2001, 2000 and 1999 consolidated statements of stockholders' equity), per share amounts and any other reference to shares in the consolidated financial statements and accompanying notes to the consolidated financial statements, unless otherwise noted, have been adjusted to reflect the stock dividend on a retroactive basis.

         In May 2001, Advanced Material Sciences completed a private equity financing raising gross proceeds of $2.0 million through the issuance of 2,000,000 shares of common stock. Acacia invested $155,000 in this private placement to acquire 155,000 shares. As a result of the transaction, our equity ownership in Advanced Material Sciences decreased from 66.7% to 58.1%. Additionally, in October 2001, a subsidiary of CombiMatrix sold 10% of its voting common stock to a joint venture partner in Japan. The gain, totaling $1,283,000, resulting from our subsidiaries sale of stock to third-parties at a price per share in excess of our carrying amount per share has been reflected as a direct increase to additional paid-in capital in consolidated stockholders' equity.

8. PROVISIONS FOR INCOME TAXES

         Provision (benefit) for income taxes consists of the following:

                                                                           2001            2000            1999
                                                                       -------------   -------------   -------------
   Current:
      U.S. Federal tax...............................................  $    776,000    $      2,500    $     12,000
      State taxes....................................................       186,000           3,500           8,000
                                                                       -------------   -------------   -------------
                                                                            962,000           6,000          20,000
                                                                       -------------   -------------   -------------
   Deferred:
      U.S. Federal tax...............................................      (182,000)        (79,000)             --
      State taxes....................................................            --              --              --
                                                                       -------------   -------------   -------------
                                                                           (182,000)        (79,000)             --
                                                                       -------------   -------------   -------------
                                                                       $    780,000    $    (73,000)   $     20,000
                                                                       =============   =============   =============

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2001 and 2000:

                                                                           2001            2000
                                                                       -------------   -------------
Basis of investments in affiliates...................................  $ 16,789,000    $  9,362,000
Intangibles..........................................................    (3,829,000)     (2,689,000)
Depreciation and amortization........................................        (4,000)       (118,000)
Stock compensation...................................................     6,993,000       2,737,000
Accrued liabilities..................................................     1,061,000         740,000
Net operating loss carryforwards and credits.........................    25,084,000      27,257,000
                                                                       -------------   -------------
                                                                         46,094,000      37,289,000
Less:  valuation allowance...........................................   (49,923,000)    (39,978,000)
                                                                       -------------   -------------
                                                                       $ (3,829,000)   $ (2,689,000)
                                                                       =============   =============

         A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

                                                                            2001           2000            1999
                                                                       -------------   -------------   -------------
    Statutory federal tax rate.......................................         (34%)           (34%)          (34%)
    State income taxes, net of federal benefit.......................          (3%)            (3%)           (3%)
    Amortization of intangible assets................................           2%              1%             5%
    Stock compensation...............................................           7%              3%             0%
    Valuation allowance..............................................          30%             33%            32%
                                                                       -------------   -------------   -------------
                                                                                2%              0%             0%
                                                                       =============   =============   ==============

         At December 31, 2001, we had U.S. Federal and California state income tax net operating loss carry forwards ("NOLs") of approximately $29,680,000 and $16,531,000, expiring between 2002 and 2021, excluding NOLs at CombiMatrix and other subsidiaries. In addition, we had tax credit carryforwards of approximately $102,000.

         The aggregate tax NOLs at CombiMatrix and other subsidiaries are approximately $40,225,000 and $8,999,000 for federal and state income tax purposes, respectively, expiring between 2002 and 2021. CombiMatrix and other subsidiaries also have tax credit carryforwards of approximately $840,000, which begin expiring in 2011. However, the use of these NOLs and tax credits are limited to the separate earnings of the respective subsidiaries. In addition, ownership changes may also restrict the use of NOLs and tax credits.

         As of December 31, 2001, approximately $9,507,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia's NOLs. At such time as the valuation allowance is released, the benefit will be credited to additional paid-in capital.

9. DISCONTINUED OPERATIONS

         On February 13, 2001, the board of directors of Soundbreak.com Incorporated ("Soundbreak.com"), a majority-owned subsidiary of Acacia, resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of the subsidiary. Accordingly, we reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in the 2000 consolidated statements of operations and comprehensive loss.

         Following is summary financial information for the discontinued operations:

                                                                            2000           1999
                                                                       -------------   -------------
Net sales .........................................................    $      4,000    $         --
                                                                       =============   =============
Loss from discontinued operations:
   Before minority interests ......................................    $ 16,437,000    $  1,784,000
   Minority interests .............................................      (8,994,000)     (1,008,000)
                                                                       -------------   -------------
   Net.............................................................    $  7,443,000    $    776,000
                                                                       =============   =============
Estimated loss on disposal:
   Before minority interests ......................................    $  5,066,000    $         --
   Minority interests..............................................      (2,955,000)             --
                                                                       -------------   -------------
   Net ............................................................    $  2,111,000    $         --
                                                                       =============   =============

         Discontinued operations did not have an impact on the December 31, 2001 consolidated statement of operations and comprehensive loss.

         The assets and liabilities of the discontinued operations at December 31, 2001 consist primarily of $4,014,000 of cash and cash equivalents and $1,342,000 of accounts payable and accrued expenses.

         The assets and liabilities of the discontinued operations at December 31, 2000 primarily consist of $6,620,000 of cash and cash equivalents, $10,000 of management fees and other receivables, $74,000 of prepaid expenses, $164,000 of other assets, $207,000 in property and equipment and $3,599,000 of accounts payable and accrued expenses.

10. STOCK OPTIONS AND WARRANTS

         We have three stock option plans currently in effect: the 1993 Stock Option Plan (the "1993 Plan"), the 1996 Executive Stock Bonus Plan (the "Bonus Plan") and the 1996 Stock Option Plan (the "1996 Plan").

         Options under the 1993 plan authorize the granting of both options intended to qualify as "incentive stock options" under Section 422A of the Internal Revenue Code ("Incentive Stock Options") and stock options that are not intended to so qualify ("Nonqualified Stock Options") to officers, directors, employees, consultants and others expected to provide significant services to Acacia or its subsidiaries. The 1993 Plan covers an aggregate of 2,000,000 shares of common stock. We have reserved 2,000,000 shares of common stock in connection with the 1993 Plan. Under the terms of the 1993 Plan, options may be exercised upon terms approved by Acacia's board of directors and expire at a maximum of ten years from the date of grant. Incentive Stock Options are granted at prices equal to or greater than fair market value at the date of grant. Nonqualified Stock Options are generally granted at prices equal to or greater than 85% of the fair market value at the date of grant. All of the shares under the 1993 Plan have been awarded.

         The Bonus Plan provided for a one-time grant of options to purchase an aggregate of 720,000 shares of our common stock to directors, officers and other key employees performing services for our affiliates and us. Under each option agreement of the Bonus Plan, 25% of the options become exercisable on each of the first four anniversaries of the grant date. The options granted under the Bonus Plan expire in March 2001. All of the shares under the Bonus Plan have been awarded.

         In April 1996, the board of directors adopted the 1996 Plan, which was approved by the stockholders in May 1996. The 1996 Plan provides for the grant of Nonqualified Stock Options and Incentive Stock Options to key employees, including officers of Acacia and its subsidiaries and certain other individuals. The 1996 Plan also provides for the automatic grant of 20,000 shares of Nonqualified Stock Options to non-employee directors upon initial election to the board of directors and 2,000 shares thereafter on an annual basis under the Non-Employee Director Program. These options are generally exercisable six months to one year after grant and expire five years after grant for directors or up to ten years after grant for key employees. In May 1998, stockholders approved amendments to the 1996 Stock Option Plan, which increased the authorized number of shares of common stock subject to the amended plan by 500,000 shares. In May 1999, stockholders approved amendments to the 1996 Stock Option Plan, which increased the authorized number of shares of common stock subject to the amended plan by 2,000,000 shares. In May 2000, stockholders approved amendments to the 1996 Stock Option Plan, which increased the authorized number of shares of common stock subject to the amended plan by 1,000,000 shares. At the years ended December 31, 2001 and 2000, 482,000 and 1,129,000 shares were available for grant, respectively.

         The following is a summary of common stock option activities:

                                                                          EXERCISE          WEIGHTED
                                                          SHARES           PRICES         AVERAGE PRICE
                                                       -------------  -----------------   -------------
Balance at December 31, 1998......................        1,829,000   $  0.91 -  $ 7.85       $ 2.95
Options Granted...................................          799,000   $  3.89 -  $21.59       $12.22
Options Exercised.................................         (359,000)  $  0.91 -  $ 4.24       $ 2.11
Options Cancelled.................................          (51,000)  $  3.28 -  $ 7.16       $ 4.72
                                                      --------------
Balance at December 31, 1999......................        2,218,000   $  0.91 -  $21.59       $ 6.38
Options Granted...................................        2,709,000   $ 14.55 -  $50.28       $27.90
Options Exercised.................................         (585,000)  $  2.39 -  $14.55       $ 3.41
Options Cancelled.................................         (717,000)  $  1.82 -  $46.79       $19.48
                                                      --------------
Balance at December 31, 2000......................        3,625,000   $  2.77 -  $50.28       $20.51
Options Granted...................................        1,390,000   $  5.65 -  $16.08       $ 7.14
Options Exercised.................................         (790,000)  $  2.77 -  $14.55       $ 3.48
Options Cancelled.................................         (743,000)  $  3.18 -  $48.69       $30.48
                                                      --------------
Balance at December 31, 2001......................        3,482,000   $  3.47 -  $50.28       $16.94
                                                      ==============
Exercisable at December 31, 2000..................        1,181,000   $  2.77 -  $46.79       $ 7.48
Exercisable at December 31, 2001..................        1,315,000   $  3.47 -  $50.28       $18.47


10. STOCK OPTIONS AND WARRANTS

         Options outstanding at year ended December 31, 2001 are summarized as follows:

                                                 WEIGHTED        OUTSTANDING                     EXERCISABLE
                                NUMBER OF        AVERAGE          WEIGHTED                         WEIGHTED
          NUMBER OF            OUTSTANDING      REMAINING          AVERAGE         NUMBER          AVERAGE
       EXERCISE PRICES           OPTIONS     CONTRACTUAL LIFE   EXERCISE PRICE   EXERCISABLE    EXERCISE PRICE
       ---------------         -----------   ----------------   --------------   -----------    --------------
$ 0.00 - $ 5.00............        103,000         0.5              $ 3.54          103,000         $ 3.54
$ 5.01 - $10.00............      1,354,000         8.6              $ 6.29          373,000         $ 6.13
$10.01 - $15.00............        135,000         5.2              $12.72           27,000         $13.93
$15.01 - $20.00............        179,000         8.8              $17.04          103,000         $17.28
$20.01 - $25.00............        761,000         7.6              $22.07          260,000         $21.97
$25.01 - $30.00............        615,000         7.5              $27.55          251,000         $27.61
$30.01 - $35.00............        212,000         6.8              $30.17          126,000         $30.17
$35.01 - $40.00............             --          --              $   --               --         $   --
$40.01 - $45.00............        116,000         8.2              $41.96           68,000         $41.97
$45.01 - $52.00............          7,000         8.2              $50.28            4,000         $50.28
                                ----------                                      -----------
                                 3,482,000                                        1,315,000
                                ==========                                      ===========

         At year ended December 31, 2001, the total number of warrants outstanding represent rights to purchase 960,000 and 1,240,000 shares of Acacia's common stock at a per share exercise price of $30.00 and $19.09, respectively. At December 31, 2000, the total number of warrants outstanding represent rights to purchase 960,000 shares of Acacia's common stock at a per share exercise price of $30.00.

         We have adopted the disclosure only requirements of SFAS No. 123 with respect to options issued to employees. The weighted average fair value of options granted during 2001, 2000 and 1999 for which the exercise price equals the fair market price on the grant date was $4.19, $20.17 and $13.33, respectively. The weighted average fair value of options granted during 1999 for which the exercise price is less than fair market value on grant date was $16.70. There were no options granted during 2001 or 2000 with exercise price less than the market value.

         As of December 31, 2001, CombiMatrix had a total of 3,534,000 shares of options and warrants outstanding, of which, 1,798,000 shares are exercisable. As of December 31, 2000, CombiMatrix had a total of 4,539,000 shares of options and warrants outstanding, of which 1,062,000 shares are exercisable. As of December 31, 1999, CombiMatrix had a total of 798,000 shares of options and warrants outstanding, of which 444,000 shares are exercisable.

         Had we accounted for stock compensation expense related to stock options issued to employees in accordance with SFAS No. 123, our pro forma loss from continuing operations and loss per share would have been as follows:

                                                                           2001              2000             1999
                                                                        -------------    -------------    ------------
Loss from continuing operations as reported.........................    $(22,272,000)    $(29,159,000)    $(7,421,000)
Loss from continuing operations, pro forma..........................    $(30,806,000)    $(37,671,000)    $(8,505,000)
Basic loss from per share from continuing operations as reported....    $      (1.16)    $      (1.78)    $     (0.59)
Basic loss from per share from continuing operations, pro forma.....    $      (1.60)    $      (2.31)    $     (0.67)
Diluted loss from per share from continuing operations as reported..    $      (1.16)    $      (1.78)    $     (0.59)
Diluted loss from per share from continuing operations, pro forma...    $      (1.60)    $      (2.31)    $     (0.67)

         The fair value of the options was determined using the Black-Scholes option-pricing model, assuming weighted average risk free annual interest of 4.52%, 6.31% and 5.79% in 2001, 2000 and 1999, respectively, volatility of approximately 75%, with expected lives of approximately four years and no expected dividends.

11. DEFERRED NON-CASH STOCK COMPENSATION CHARGES

         During the year ended December 31, 2000, our majority-owned subsidiary, CombiMatrix, recorded deferred non-cash stock compensation charges aggregating approximately $53.8 million in connection with the granting of stock options. Pursuant to Acacia's policy, the stock options were granted at exercise prices equal to the fair value of the underlying CombiMatrix stock on the date of grant as determined by Acacia. However, such exercise prices were subsequently determined to be below fair value due to a substantial step-up in the fair value of CombiMatrix pursuant to a valuation provided by an investment banker in contemplation of a potential CombiMatrix initial public offering in 2000. In connection with the proposed CombiMatrix initial public offering and pursuant to SEC rules and guidelines, we were required to reassess the value of stock options issued during the one-year period preceding the potential initial public offering and utilize the stepped-up fair value provided by the investment banker for purposes of determining whether such stock option issuances were compensatory, resulting in the calculation of the $53.8 million in deferred non-cash stock compensation charges in 2000. Deferred non-cash stock compensation charges are being amortized by CombiMatrix over the respective option grant vesting periods, which range from one to four years. The table below reflects the gross deferred non-cash stock compensation charges recorded by CombiMatrix related to stock option grants, the amortization of deferred non-cash stock compensation for 2001 and 2000, and the impact of certain other CombiMatrix stock option transactions during 2001, as follows:

        Gross CombiMatrix deferred non-cash stock compensation charges...........................   $ 53,773,000
        Less amounts amortized to date and other items:
        Amortization through December 31, 2000...................................................     (9,709,000)
        Deferred non-cash stock compensation charges related to 2001 stock option grants.........        729,000
        Amortization for the year ended December 31, 2001 (net of $4,698,000 of
          amortization reversal related to forfeitures of certain unvested options and other)....    (18,807,000)
        Forfeitures of certain unvested options (results in a net reduction in deferred stock
          compensation to be amortized in future periods)........................................    (13,220,000)
                                                                                                    -------------
        Remaining CombiMatrix deferred non-cash stock compensation as of December 31, 2001
          to be amortized in subsequent periods..................................................   $ 12,766,000
                                                                                                    =============

          During the third and fourth quarters of 2001, certain CombiMatrix unvested stock options were forfeited. Pursuant to the provisions of APB No. 25 and related interpretations, the reversal of previously recognized non-cash stock compensation expense on forfeited unvested stock options, in the amount of $4,698,000, has been reflected in the consolidated statements of operations and comprehensive loss as a reduction in 2001 non-cash stock compensation expense. In addition, the forfeiture of certain unvested options during 2001 results in a reduction of the remaining deferred non-cash stock compensation expense scheduled to be amortized in future periods.

         The remaining deferred non-cash stock compensation balance as of December 31, 2001 related to stock options issued by CombiMatrix represents the future non-cash deferred stock compensation expense that will be reflected in our consolidated statements of operations and comprehensive loss as non-cash stock compensation charges over the next twelve quarters from January 1, 2002 through December 31, 2004 as follows:

                                       FIRST        SECOND         THIRD        FOURTH
        YEAR                          QUARTER       QUARTER       QUARTER       QUARTER        TOTAL
        ----                        -----------   -----------   -----------   -----------   -----------
        2002......................  $ 2,273,000   $ 2,311,000   $ 2,212,000   $ 1,276,000   $ 8,072,000
        2003......................    1,036,000     1,041,000       997,000       510,000     3,584,000
        2004......................      366,000       360,000       329,000        55,000     1,110,000
                                                                                            -----------
                                                                                            $12,766,000
                                                                                            ===========

         Non-cash deferred stock compensation expense scheduled to be recognized in future periods reflected above may be impacted by certain subsequent stock option transactions including modification of terms, cancellations, forfeitures and other activity.

12.  COMMITMENTS AND CONTINGENCIES

SALE AND LEASEBACK ARRANGEMENT

         In September 2001, CombiMatrix entered into a sale and leaseback arrangement with a bank, providing up to $7,000,000 in financing for equipment and other capital purchases. Pursuant to the terms of the agreement, certain equipment and leasehold improvements, totaling $2,557,000 in net book value were sold to the bank at a purchase price of $3,000,000, resulting in a deferred gain on the sale of assets of $443,000. The deferred gain is being amortized over 4 years, the term of the related lease arrangement. In addition, CombiMatrix entered into a capital lease arrangement to lease the fixed assets from the bank. The capital lease agreement provides CombiMatrix with the option to purchase the equipment for a nominal amount at the end of the lease term, which expires in September 2004.

         Future minimum lease payments under scheduled capital leases that have initial or remaining non-cancelable terms in excess of one year are as follows:

        YEAR
        ----

        2002......................................................  $ 1,141,000
        2003......................................................    1,141,000
        2004......................................................      855,000
                                                                    ------------
        Total minimum payments....................................    3,137,000
        Less:  amount representing interest.......................     (358,000)
                                                                    ------------
        Obligations under capital lease...........................    2,779,000
        Less:  current portion....................................     (934,000)
                                                                    ------------
                                                                    $ 1,845,000
                                                                    ============

OPERATING LEASES

         We lease certain office furniture and equipment and laboratory and office space under various operating lease agreements expiring over the next 7 years. Minimum annual rental commitments on operating leases of continuing operations having initial or remaining non-cancelable lease terms in excess of one year are as follows:

        YEAR
        ----
        2002......................................................  $ 1,642,000
        2003......................................................    1,894,000
        2004......................................................    1,650,000
        2005......................................................    1,721,000
        2006......................................................    1,735,000
        Thereafter................................................    3,312,000
                                                                    ------------
        Total minimum lease payments..............................  $11,954,000
                                                                    ============

         Rent expenses of continuing operations at year ended December 31, 2001, 2000 and 1999 approximated $1,979,289, $1,032,000 and $431,000, respectively.

LITIGATION

         On November 28, 2000, Nanogen, Inc. ("Nanogen") filed suit against CombiMatrix and one of its principal stockholders, who is also a member of CombiMatrix's board of directors. Nanogen alleges breach of contract, trade secret misappropriation and that United States Patent No. 6,093,302 and other proprietary information belonging to CombiMatrix are instead the property of Nanogen. The litigation is in early stages, and CombiMatrix cannot predict its outcome. While CombiMatrix believes it has strong defenses to Nanogen's claims, if Nanogen were to prevail in its suit against CombiMatrix and obtain the injunction and monetary relief that is being sought, CombiMatrix could incur significant financial liabilities that would materially affect our consolidated financial condition and results of operations.

         Acacia is subject to other claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.


13. SEGMENT INFORMATION

         Acacia has two reportable segments as follows:

         ACACIA MEDIA TECHNOLOGIES GROUP - Acacia Media Technologies Group owns intellectual property related to the telecommunications field, including a television blanking system, also known as the "V-chip," which it licenses to television manufacturers. In addition, our media technologies group owns a worldwide portfolio of pioneering patents relating to audio and video transmission and receiving systems, commonly known as audio-on-demand and video-on-demand, used for distributing content via various methods including computer networks, cable television systems and direct broadcasting satellite systems.

         ACACIA LIFE SCIENCES GROUP - CombiMatrix is developing a proprietary biochip array processor system that integrates semiconductor technology with new developments in biotechnology and chemistry. Our majority-owned subsidiary, Advanced Material Sciences, holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material sciences.

         We evaluate segment performances based on revenue earned and cost versus earnings potential of future completed products or services. Material intercompany transactions and transfers have been eliminated in consolidation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Corporate and other includes corporate costs, certain assets and liabilities and other investment activities, which are included in our consolidated financial statements but are not allocated to the reportable segments.

         The table below presents information about our reportable segments in continuing operations for the years ended December 31, 2001, 2000 and 1999:

                                                               ACACIA          ACACIA
                                                                MEDIA           LIFE
                                                            TECHNOLOGIES       SCIENCES      CORPORATE
2001                                                            GROUP           GROUP        AND OTHER         TOTAL
                                                            -------------   -------------  -------------  -------------
Revenue .................................................   $ 24,130,000    $    456,000   $     50,000   $ 24,636,000
Amortization of patents and goodwill ....................         49,000              --      2,646,000      2,695,000
Other income ............................................             --              --         77,000         77,000
Interest income .........................................        137,000       2,120,000      1,505,000      3,762,000
Interest expense ........................................             --          65,000             --         65,000
Realized gains on investments ...........................             --              --        350,000        350,000
Unrealized gains on investments .........................             --              --        237,000        237,000
Equity in losses of affiliate ...........................             --              --        195,000        195,000
Loss (income) from continuing operations before
     operations before minority interests and taxes .....    (12,311,000)     44,416,000      6,927,000     39,032,000
Non-cash stock compensation charges .....................             --      19,963,000        856,000     20,819,000
Segment assets ..........................................     10,339,000      40,161,000     56,168,000    106,668,000
Investments in affiliate, at cost .......................             --              --      3,000,000      3,000,000
Purchase of property and equipment ......................          7,000       3,756,000         12,000      3,775,000

                                                               ACACIA          ACACIA
                                                                MEDIA           LIFE
                                                            TECHNOLOGIES       SCIENCES      CORPORATE
2000                                                            GROUP           GROUP        AND OTHER         TOTAL
                                                            -------------   -------------  -------------  -------------

Revenue                                                     $         --    $     17,000   $     40,000   $     57,000
Amortization of patents and goodwill....................          15,000              --      2,236,000      2,251,000
Other income............................................              --              --         28,000         28,000
Interest income.........................................              --       1,661,000      1,425,000      3,086,000
Equity in losses of affiliates..........................              --              --      1,746,000      1,746,000
Loss from continuing operations before
     minority interests and taxes.......................         335,000      19,045,000     19,018,000     38,398,000
Non-cash stock compensation charges.....................              --      10,205,000        499,000     10,704,000
Segment assets..........................................         146,000      52,173,000     39,121,000     91,440,000
Investments in affiliates, at equity....................              --              --        346,000        346,000
Investments in affiliate, at cost.......................              --              --      3,000,000      3,000,000
Purchase of property and equipment......................          13,000       2,921,000        459,000      3,393,000


                                                               ACACIA          ACACIA
                                                                MEDIA           LIFE
                                                            TECHNOLOGIES       SCIENCES      CORPORATE
1999                                                            GROUP           GROUP        AND OTHER         TOTAL
                                                            -------------   -------------  -------------  -------------
Revenue.................................................    $         --    $    144,000   $    122,000   $    266,000
Amortization of patents and goodwill....................          14,000              --      1,608,000      1,622,000
Interest income.........................................              --          40,000        293,000        333,000
Interest expense........................................              --         253,000          1,000        254,000
Equity in losses of affiliates..........................              --              --      1,121,000      1,121,000
Loss from continuing operations before
   minority interests and taxes.........................         240,000       2,507,000      5,875,000      8,622,000
Non-cash stock compensation charges.....................              --          19,000        127,000        146,000
Segment assets..........................................         150,000       1,908,000     43,396,000     45,454,000
Investments in affiliates, at equity....................              --              --      4,636,000      4,636,000
Purchase of property and equipment......................              --          85,000        156,000        241,000

          Segment information has been restated to exclude Soundbreak.com for the years ended December 31, 2001, 2000 and 1999. See Note 9 to consolidated financial statements.


14. SUBSEQUENT EVENTS

         In February 2002, CombiMatrix, a majority-owned subsidiary, was awarded a Phase I National Institutes of Health grant for the development of its protein biochip technology. The title of the grant is "Self-Assembling Protein Microchips." This grant is in addition to a three-year Phase I and a Phase II SBIR Grant from the U.S. Department of Defense for the development of multiplexed chip based assays for chemical and biological warfare agent detection.

         In February 2002, in conjunction with the relocation of our corporate headquarters, we entered into a non-cancelable lease agreement to lease approximately 7,143 square feet of office space in Newport Beach, California through February 2007. Minimum annual rental commitments under this operating lease are $255,000 in 2002; $286,000 in 2003; $295,000 in 2004; $303,000 in
2005; $312,000 in 2006; and $39,000, thereafter.

         In February 2002, we executed a sublease agreement, expiring in November 2003, to sublet the Pasadena, California office space. In 2002 and 2003, rent expense will be offset by $142,399 and $154,418 respectively, related to rental payments due pursuant to the terms of the sublease agreement.

          On March 20, 2002, we announced that our board of directors approved a plan to divide our common stock into two new classes - new "CombiMatrix" common stock, that would reflect the performance of our CombiMatrix subsidiary, and new "Acacia Technologies" common stock, that would reflect the performance of our media technology businesses, including Soundview Technologies and Acacia Media Technologies. The plan will be submitted to our stockholders for approval. If the recapitalization proposal were approved, our stockholders would receive shares of both of the new classes of stock in exchange for existing Acacia shares. The new share classes would be separately listed on the NASDAQ National Market System.

         We also announced that our board of directors and CombiMatrix's board of directors have approved an agreement for Acacia to acquire the minority stockholder interests in CombiMatrix. The proposed acquisition would be accomplished through a merger in which the minority stockholders of CombiMatrix would receive shares of the new "CombiMatrix" common stock, in exchange for their existing shares. The proposed transaction will be submitted to the stockholders of Acacia and CombiMatrix for approval.

         The proposed recapitalization and merger are subject to several important conditions, including receipt of stockholder approval, receipt of satisfactory tax and accounting opinions, approval of the proposed merger by a special committee of the CombiMatrix board of directors, receipt of a fairness opinion, approval for listing of both of the new shares on the NASDAQ National Market System and other customary conditions. We expect to present these proposals to our stockholders for approval at a special meeting.

15. SUPPLEMENT CASH FLOW INFORMATION

                                                                                                 FOR THE YEARS ENDED
                                                                                                      DECEMBER 31,
                                                                                          ---------------------------------
                                                                                             2001        2000       1999
                                                                                          ---------   ---------   ---------
Supplemental disclosures of cash flow information:

     Cash paid for interest ...........................................................   $     42    $     79    $     78
     Cash paid for income taxes .......................................................        597          --           7

Supplemental schedule of non-cash investing and financing activities:

     Issuance of common stock for additional equity
         in consolidated subsidiary and affiliates.....................................         --      11,634         288
     Liabilities assumed in acquisition of minority ownership interest in subsidiary...        200          --          --
     Increase in minority interests due to conversion of subsidiary notes payable .....         --          --       1,400
     Fixed assets purchased with accounts payable......................................         --         917          --
     Purchase of equipment under capital lease agreement...............................     (3,000)         --          --
     Capital lease obligation incurred.................................................      3,000          --          --
     Accrued payments for purchase of common stock from
         former minority stockholders of subsidiary....................................        217          --          --

16.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth unaudited consolidated statement of operations data for the eight quarters in the period ended December 31, 2001. This information has been derived from our unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Our quarterly results have been in the past and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

                                                                           QUARTER ENDED
                               MAR. 31,     JUN. 30,     SEP. 30,    DEC. 31,      MAR. 31,     JUN. 30,     SEP. 30,      DEC. 31,
                                2001         2001         2001         2001         2000         2000          2000         2000
                            ------------ ------------ ------------ ------------- ------------ ------------ ------------ ------------
                                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
Revenues:
   License fee income ..... $     2,440  $    10,000  $    10,740  $      1,000  $        --  $            $        --  $        --
   Grant revenue ..........         183           91           91            91           17           --           --           --
   Other income ...........          --           --           --            --           --           22           18           --
                            ------------ ------------ ------------ ------------- ------------ ------------ ------------ ------------
Total revenues ............       2,623       10,091       10,831         1,091           17           22           18           --
Operating expenses ........      18,424       20,028       18,527        10,855        3,250        4,150       11,881       17,939
                            ------------ ------------ ------------ ------------- ------------ ------------ ------------ ------------
Operating loss ............     (15,801)      (9,937)      (7,696)       (9,764)      (3,233)      (4,128)     (11,863)     (17,939)
Other income (expense) ....       1,144        1,031          796         1,195           99           21          457       (1,812)
                            ------------ ------------ ------------ ------------- ------------ ------------ ------------ ------------
Loss from continuing
  operations before
  income taxes and
  minority interests ......     (14,657)      (8,906)      (6,900)       (8,569)      (3,134)      (4,107)     (11,406)     (19,751)
(Provision) benefit for
  income taxes ............         (13)        (228)        (778)          239           (5)          (2)          38           42
                            ------------ ------------ ------------ ------------- ------------ ------------ ------------ ------------
Loss from continuing
  operations before
  minority interests ......     (14,670)      (9,134)      (7,678)       (8,330)      (3,139)      (4,109)     (11,368)     (19,709)
Minority interests ........       5,191        4,362        4,851         3,136          461          659        2,528        5,518
                            ------------ ------------ ------------ ------------- ------------ ------------ ------------ ------------
Loss from continuing
  operations ..............      (9,479)      (4,772)      (2,827)       (5,194)      (2,678)      (3,450)      (8,840)     (14,191)
Loss from discontinued
  operations ..............          --           --           --            --         (884)      (2,787)      (2,057)      (3,826)
                            ------------ ------------ ------------ ------------- ------------ ------------ ------------ ------------
Loss before cumulative
  effect of change in
  accounting principle ....      (9,479)      (4,772)      (2,827)       (5,194)      (3,562)      (6,237)     (10,897)     (18,017)
Cumulative effect of
  change in accounting
  principle due to
  beneficial conversion
  feature .................          --           --           --            --         (246)          --           --           --
                            ------------ ------------ ------------ ------------- ------------ ------------ ------------ ------------
Net loss .................. $    (9,479) $    (4,772) $    (2,827) $     (5,194) $    (3,808) $    (6,237) $   (10,897) $   (18,017)
                            ============ ============ ============ ============= ============ ============ ============ ============

Loss per common share:
Basic
  Loss from continuing
    operations ............ $     (0.50) $     (0.25) $     (0.15) $      (0.27) $     (0.17) $     (0.21) $     (0.51) $     (0.80)
  Loss from discontinued
    operations ............ $        --  $        --  $        --  $         --  $     (0.06) $     (0.17) $     (0.12) $     (0.21)
  Cumulative effect of
    change in accounting
    principle ............. $        --  $        --  $        --  $         --  $     (0.02) $        --  $        --  $        --
                            ------------ ------------ ------------ ------------- ------------ ------------ ------------ ------------
Net loss .................. $     (0.50) $     (0.25) $     (0.15) $      (0.27) $     (0.25) $     (0.38) $     (0.63) $     (1.01)
                            ============ ============ ============ ============= ============ ============ ============ ============
Diluted
   Loss from continuing
     operations ........... $     (0.50) $     (0.25) $     (0.15) $      (0.27) $     (0.17) $     (0.21) $     (0.51) $     (0.80)
   Loss from discontinued
     operations ........... $        --  $        --  $        --  $         --  $     (0.06) $     (0.17) $     (0.12) $     (0.21)
   Cumulative effect of
     change in accounting
     principle ............ $        --  $        --  $        --  $         --  $     (0.02) $        --  $        --  $        --
                            ------------ ------------ ------------ ------------- ------------ ------------ ------------ ------------
Net loss .................. $     (0.50) $     (0.25) $     (0.15) $      (0.27) $     (0.25) $     (0.38) $     (0.63) $     (1.01)
                            ============ ============ ============ ============= ============ ============ ============ ============

Weighted average number
   of common and potential
   shares outstanding used
   in computation of loss
   per share:
    Basic .................   18,985,864   19,503,645  19,525,807    19,558,572   15,630,070   16,292,859   17,502,640   17,840,672
    Diluted ...............   18,985,864   19,503,645  19,525,807    19,558,572   15,630,070   16,292,859   17,502,640   17,840,672

Market price per share:
   High ................... $     18.98  $     16.14   $    16.66  $      13.42  $     53.64  $     39.09  $     32.05  $     33.81
   Low .................... $      5.23  $      4.69   $     5.83  $       8.29  $     26.82  $     12.16  $     19.89  $     12.50



                                  EXHIBIT INDEX

2.1 Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
3.1      Certificate of Incorporation (2)
3.2      Amended and Restated Bylaws (3)
4.2      Form of Specimen Certificate of Acacia's Common Stock (4)
10.1 Lease Agreement dated April 30, 1998, between Acacia and EOP-Pasadena Towers, L.L.C., a Delaware limited liability company doing business as EOP-Pasadena, LLC (5)
10.2 Lease Agreement between Soundbreak.com Incorporated and 8730 Sunset Towers and related Guaranty (6)
10.3     1993 Stock Option Plan (7)
10.4     Form of Stock Option Agreement for 1993 Stock Option Plan (7)
10.5     1996 Stock Option Plan (8)
10.6     Form of Option Agreement constituting the 1996 Executive Stock Bonus
         Plan (9)
10.7     Agreement between Acacia Research and Paul Ryan (10)
10.8 First Amendment dated June 26, 2000, to Lease Agreement between Acacia and Pasadena Towers, L.L.C.
10.9* Research & Development Agreement dated as of June 18, 2001, between CombiMatrix Corporation and Roche Diagnostics GmbH (3)
10.10* License and Supply Agreement dated as of July 1, 2001, between CombiMatrix Corporation and Roche Diagnostics GmbH (3)
10.11    Sublease dated November 30, 2001, between Acacia and Jenkens &
         Gilchrist
10.12 Lease Agreement dated January 28, 2002, between Acacia and The Irvine Company
18.1 Preferability letter from PricewaterhouseCoopers LLP, dated as of March 31, 2002, regarding change in accounting policy
21       List of Subsidiaries
23.1     Consent of PricewaterhouseCoopers LLP

-----------
* Confidential treatment for portions of these exhibits granted pursuant to an Order Granting Confidential Treatment under the Securities Exchange Act of 1934, issued on November 9, 2001, by the United States Securities and Exchange Commission.

(1) Incorporated by reference from Acacia's Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).
(2) Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on November 2, 1999 (SEC File No. 000-26068) and to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).
(3) Incorporated by reference from Acacia's Quarterly Report on Form 10-Q filed on August 10, 2001 (SEC File No. 000-26068).
(4) Incorporated by reference from Amendment No. 2 on Form 8-A/A filed on December 30, 1999 (SEC File No. 000-26068).
(5) Incorporated by reference from Acacia's Quarterly Report on Form 10-Q filed on August 14, 1998. (SEC File No. 000-26068).
(6) Incorporated by reference from Acacia's Quarterly Report on Form 10-Q filed on November 15, 1999. (SEC File No. 000-26068).
(7) Incorporated by reference from Acacia's Registration Statement on Form SB-2 (33-87368-L.A.), which became effective under the Securities Act of 1933, as amended, on June 15, 1995.
(8) Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).
(9) Incorporated by reference from Acacia's Definitive Proxy as Appendix A Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).
(10) Incorporate by reference from Acacia's Annual Report on Form 10-K for the year ended December 31, 1997 filed on March 30, 1998 (SEC File No. 000-26068).