Form 10-Q
period 2002-03-31
ACACIA RESEARCH CORP
filed 2002-05-15
CIK 934549

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


                         COMMISSION FILE NUMBER 0-26068


                           ACACIA RESEARCH CORPORATION
                           ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                 DELAWARE                                 95-4405754
                 --------                                 ----------
      (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                  Identification No.)


    500 NEWPORT CENTER DRIVE, NEWPORT BEACH, CA             92660
    -------------------------------------------             -----
     (Address of Principal Executive Offices)             (Zip Code)


       Registrant's telephone number, including area code: (949) 480-8300
                                                           --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     At May 10, 2002, the registrant had 19,629,376 shares of common stock, $0.001 par value, issued and outstanding.

================================================================================

                           ACACIA RESEARCH CORPORATION
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION


         Item 1. Consolidated Financial Statements


                 Unaudited Consolidated Balance Sheets as of
                 March 31, 2002 and December 31, 2001........................  3


                 Unaudited Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended
                 March 31, 2002 and 2001.....................................  4


                 Unaudited Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2002 and 2001..................  5


                 Notes to Consolidated Financial Statements..................  6


         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............... 10


         Item 3. Quantitative and Qualitative Disclosures About Market Risk.. 25


PART II. OTHER INFORMATION


         Item 1. Legal Proceedings........................................... 26

         Item 2. Changes in Securities....................................... 26

         Item 3. Defaults Upon Senior Securities............................. 26

         Item 4. Submission of Matters to a Vote of Security Holders......... 27

         Item 5. Other Information........................................... 27

         Item 6. Exhibits and Reports on Form 8-K............................ 27


SIGNATURES................................................................... 28

                          ACACIA RESEARCH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                  (UNAUDITED)

                                                             MARCH 31,  DECEMBER 31,
                                                               2002         2001
                                                            ----------   ----------
                                     ASSETS

Current assets:
     Cash and cash equivalents                              $  50,123    $  59,451
     Short-term investments                                    25,643       25,110
     Prepaid expenses, other receivables and other assets       2,795        1,613
                                                            ----------   ----------
          Total current assets                                 78,561       86,174

Property and equipment, net of accumulated depreciation         4,610        4,906
Investment in affiliate, at cost                                3,000        3,000
Patents, net of accumulated amortization                       11,406       11,855
Goodwill, net of accumulated amortization                       4,627        4,627
Other assets                                                      444          297
                                                            ----------   ----------
                                                            $ 102,648    $ 110,859
                                                            ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, accrued expenses and other           $   4,424    $   5,756
     Current portion of deferred revenues                       7,772        7,088
     Current portion of capital lease obligation                  955          934
                                                            ----------   ----------
          Total current liabilities                            13,151       13,778

Deferred income taxes                                           3,754        3,829
Deferred revenues, net of current portion                         219          372
Capital lease obligation, net of current portion                1,598        1,845
                                                            ----------   ----------
          Total liabilities                                    18,722       19,824
                                                            ----------   ----------
Minority interests                                             31,578       32,303
                                                            ----------   ----------

Stockholders' equity:
     Preferred stock, par value $0.001 per share;
       20,000,000 shares authorized; no shares
       issued or outstanding                                       --           --
     Common stock, par value $0.001 per share;
       60,000,000 shares authorized; 19,629,376
       and 19,592,459 shares issued and outstanding
       as of March 31, 2002 and December 31,
       2001, respectively                                          20           20
     Additional paid-in capital                               158,676      158,529
     Warrants to purchase common stock                            199          199
     Comprehensive loss                                          (108)          (4)
     Accumulated deficit                                     (106,439)    (100,012)
                                                            ----------   ----------
          Total stockholders' equity                           52,348       58,732
                                                            ----------   ----------
                                                            $ 102,648    $ 110,859
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

                                                           THREE MONTHS ENDED
                                                      ------------------------------
                                                      MARCH 31, 2002  MARCH 31, 2001
                                                      --------------  --------------

Revenues:
     License fee income                               $         --    $      2,440
     Grant revenue                                             249             183
                                                      -------------   -------------
     Total revenues                                            249           2,623
                                                      -------------   -------------
Operating expenses:
     Research and development expenses (including
       stock compensation charges of $421 and
       $2,398 for the three months ended March
       31, 2002 and 2001, respectively)                      3,089           5,549
     Marketing, general and administrative expenses
       (including stock compensation charges of
       $1,001 and $6,021 for the three months ended
       March 31, 2002 and 2001, respectively)                5,073          12,242
     Amortization of patents and goodwill                      564             633
                                                      -------------   -------------
          Total operating expenses                           8,726          18,424
                                                      -------------   -------------
     Operating loss                                         (8,477)        (15,801)
                                                      -------------   -------------
Other (expense) income:
     Interest income                                           406           1,195
     Realized losses on short-term investments                (553)             --
     Unrealized losses on short-term investments              (322)             --
     Interest expense                                          (63)             --
     Equity in losses of affiliate                              --             (55)
     Other income                                               78               4
                                                      -------------   -------------
     Total other (expense) income                             (454)          1,144
                                                      -------------   -------------
Loss from operations before income taxes and
  minority interests                                        (8,931)        (14,657)

Benefit (provision) for income taxes                            69             (13)
                                                      -------------   -------------
Loss from operations before minority interests              (8,862)        (14,670)

Minority interests                                           2,435           5,191
                                                      -------------   -------------
Net loss                                                    (6,427)         (9,479)
                                                      -------------   -------------
Unrealized (losses) gains on short-term investments            (95)             39
Unrealized losses on foreign currency translation               (9)             --
                                                      -------------   -------------
Comprehensive loss                                    $     (6,531)   $     (9,440)
                                                      =============   =============
Loss per common share:
     Basic                                            $      (0.33)   $      (0.50)
                                                      =============   =============
     Diluted                                          $      (0.33)   $      (0.50)
                                                      =============   =============
Weighted average number of common and potential
  common shares outstanding used in computation
  of loss per share:
     Basic and diluted                                  19,610,040      18,985,864
                                                      =============   =============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                          ACACIA RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                        ---------------------
                                                                        MARCH 31,   MARCH 31,
                                                                          2002        2001
                                                                        ---------   ---------

Cash flows from operating activities:
Net loss from continuing operations:                                    $ (6,427)   $ (9,479)
Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
     Depreciation and amortization                                           933         837
     Equity in losses of affiliate                                            --          55
     Minority interests in net loss                                       (2,435)     (5,191)
     Stock-based compensation                                              1,422       8,419
     Deferred tax benefit                                                    (75)        (39)
     Net purchases of trading securities                                  (3,358)         --
     Unrealized losses on short-term investments                             322          --
     Other                                                                    45         182
Changes in assets and liabilities, net of effects of acquisitions:
     Prepaid expenses, other receivables and other assets                 (1,322)     (1,424)
     Accounts payable, accrued expenses and other                         (1,085)        949
     Deferred revenue                                                        531          --
                                                                        ---------   ---------
     Net cash used in operating activities for continuing operations     (11,449)     (5,691)
     Net cash used in operating activities for discontinued operations      (254)     (1,325)
                                                                        ---------   ---------
     Net cash used in operating activities                               (11,703)     (7,016)
                                                                        ---------   ---------
Cash flows from investing activities:
     Purchase of additional equity in consolidated subsidiaries               --        (100)
     Purchase of property and equipment                                     (232)     (1,517)
     Purchase of short-term investments                                   (4,540)         --
     Sale of short-term investments                                        6,878       5,813
     Sale of property and equipment                                           98          10
     Other                                                                  (101)         --
                                                                        ---------   ---------
     Net cash provided by investing activities from
       continuing operations                                               2,103       4,206
     Net cash provided by investing activities from
       discontinued operations                                                --         111
                                                                        ---------   ---------
     Net cash provided by investing activities                             2,103       4,317
                                                                        ---------   ---------
Cash flows from financing activities:
     Proceeds from the exercise of stock options                             214       1,026
     Capital contributions from minority shareholders of subsidiaries        300          --
     Proceeds from sale of common stock, net of issuance costs                --      18,361
     Repayment of capital lease obligation                                  (226)         --
     Other                                                                    --         128
                                                                        ---------   ---------
     Net cash provided by financing activities                               288      19,515
                                                                        ---------   ---------
(Decrease) increase in cash and cash equivalents                          (9,312)     16,816
                                                                        ---------   ---------
Cash and cash equivalents, beginning                                      59,451      35,953
Effect of exchange rate on cash                                              (16)         --
                                                                        ---------   ---------
Cash and cash equivalents, ending                                       $ 50,123    $ 52,769
                                                                        =========   =========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           ACACIA RESEARCH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements are not included herein. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 as reported by us in our Annual Report on Form 10-K.

         The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of our financial position as of March 31, 2002 and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

         Acacia's life sciences business, collectively referred to as "Acacia Life Sciences Group," is comprised of CombiMatrix Corporation ("CombiMatrix") and Advanced Material Sciences, Inc. ("Advanced Material Sciences"). Our core technology opportunity in the life sciences sector has been developed through our majority-owned subsidiary, CombiMatrix. CombiMatrix is a life science technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip. This proprietary technology has significant applications relating to genomic and proteomic research. Our majority-owned subsidiary, Advanced Material Sciences, holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material sciences (see also Note 5).

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

2.       LOSS PER SHARE

         Loss per share is presented on both a basic and diluted basis. A reconciliation of the denominator of the basic loss per share computation to the denominator of the diluted loss per share computation is as follows:

                                                           THREE MONTHS ENDED
                                                       -------------------------
                                                        MARCH 31,     MARCH 31,
                                                          2002           2001
                                                       -----------   -----------

Weighted Average Number of Common Shares
   Outstanding Used in Computation of Basic EPS        19,610,040    18,985,864

Dilutive Effect of Outstanding Stock Options
   and Warrants (a)                                            --            --
                                                       -----------   -----------
Weighted Average Number of Common and Potential
   Common Shares Outstanding Used in Computation
   of Diluted EPS                                      19,610,040    18,985,864
                                                       ===========   ===========

         ------------------------------------------
     (a) Potential common shares of 600,271 and 681,374 during the three months ended March 31, 2002 and 2001, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.


3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that the purchase method be used for all business combinations initiated after June 30, 2001 and that certain intangible assets acquired in a business combination be recognized apart from goodwill. The adoption of SFAS No. 141 did not have a material effect on our consolidated results of operations or financial position.

         SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when determined to be impaired, rather than being amortized as previous standards required. SFAS No. 142 is effective January 1, 2002. As a result of SFAS No. 142, we no longer amortize goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The impact of the non-amortization of goodwill for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

                                                      THREE MONTHS ENDED
                                             -----------------------------------
                                             MARCH 31, 2002       MARCH 31, 2001
                                             --------------       --------------
Reported net loss                            $      (6,427)       $      (9,479)
Add back: goodwill amortization                         --                  243
                                             --------------       --------------
Adjusted net loss                            $      (6,427)       $      (9,236)
                                             ==============       ==============
Loss per share (basic and diluted):
Reported net loss                            $       (0.33)       $       (0.50)
Goodwill amortization                                   --                 0.01
                                             --------------       --------------
Adjusted net loss                            $       (0.33)       $       (0.49)
                                             ==============       ==============

         We expect to complete our initial review of goodwill during the second quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to

Be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS No. 144 requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In conjunction with such tests, it may be necessary to review depreciation estimates and methods as required by Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes," or the amortization period as required by SFAS No.
142. The adoption of SFAS No. 144 did not have a material effect on our consolidated results of operations or financial position.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS No. 145") which is effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 44 set forth industry-specific transitional guidance that did not apply to us. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. We do not expect the adoption of SFAS No. 145 to have a significant impact on our financial position or results of operations.


4.       SEGMENT INFORMATION

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

         ACACIA LIFE SCIENCES GROUP - Our majority-owned subsidiary, CombiMatrix, is developing a proprietary biochip array processor system that integrates semiconductor technology with new developments in biotechnology and chemistry. Our majority-owned subsidiary, Advanced Material Sciences, holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material sciences (see also Note 5).

         We evaluate segment performances based on revenue earned and cost versus earnings potential of future completed products or services. Material intercompany transactions and transfers have been eliminated in consolidation. The accounting policies of the segments are the same as those described in our Annual Report on Form 10-K. Corporate and other includes corporate costs, certain assets and liabilities and other investment activities (including certain intangibles recorded in connection with the acquisition of various ownership interests in our subsidiaries), which are included in our consolidated financial statements but are not allocated to the reportable segments.

         We use the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of our reportable segments. At December 31, 2001, our reporting segments were adjusted to include Soundview Technologies and Acacia Media Technologies in our Acacia Media Technologies Group segment. In addition, CombiMatrix and Advanced Material Sciences comprise our Acacia Life Sciences Group segment. Segment information has been adjusted for all periods presented.

         The table below presents information about our reportable segments in continuing operations for the three months ended March 31, 2002 and 2001:


                                        ACACIA MEDIA    ACACIA LIFE
                                        TECHNOLOGIES     SCIENCES       CORPORATE
THREE MONTHS ENDED MARCH 31, 2002          GROUP          GROUP         AND OTHER        TOTAL
---------------------------------      -------------   -------------  -------------  -------------
Revenue                                $         --    $    249,000   $         --   $    249,000
Amortization of patents                      20,000              --        544,000        564,000
Other income                                     --              --         78,000         78,000
Interest income                               8,000         250,000        148,000        406,000
Interest expense                                 --          60,000          3,000         63,000
Realized losses on investments                   --              --        553,000        553,000
Unrealized losses on investments                 --              --        322,000        322,000
Loss from continuing operations
   before income taxes and
   minority interests                       373,000       5,652,000      2,906,000      8,931,000
Non-cash stock compensation charges              --       1,411,000         11,000      1,422,000
Segment assets                           10,400,000      35,222,000     53,086,000     98,708,000
Investment in affiliate, at cost                 --              --      3,000,000      3,000,000
Purchase of property and equipment               --         178,000         54,000        232,000


                                        ACACIA MEDIA    ACACIA LIFE
                                        TECHNOLOGIES     SCIENCES       CORPORATE
THREE MONTHS ENDED MARCH 31, 2001          GROUP          GROUP         AND OTHER        TOTAL
---------------------------------      -------------   -------------  -------------  -------------
Revenue                                $  2,390,000    $    183,000   $     50,000   $  2,623,000
Amortization of patents and goodwill          5,000              --        628,000        633,000
Other income                                     --              --          4,000          4,000
Interest income                               4,000         733,000        458,000      1,195,000
Equity in losses of affiliate                    --              --         55,000         55,000
(Income) loss from continuing
   operations before income taxes
   and minority interests                (1,066,000)     12,997,000      2,726,000     14,657,000
Non-cash stock compensation charges              --       7,598,000        821,000      8,419,000
Segment assets                            1,482,000      47,747,000     56,526,000    105,755,000
Investment in affiliate, at equity               --              --        291,000        291,000
Investment in affiliate, at cost                 --              --      3,000,000      3,000,000
Purchase of property and equipment            4,000       1,476,000         37,000      1,517,000


          Segment information excludes discontinued operations related to Soundbreak.com as of and for the three months ended March 31, 2002 and 2001.


5.       SUBSEQUENT EVENTS

         On April 25, 2002, our majority-owned subsidiary, CombiMatrix, purchased our interest in Advanced Material Sciences, a development stage company that holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material science. CombiMatrix issued 180,982 shares of its common stock in exchange for our 58% interest in Advanced Material Sciences. As a result of the sale of our interest in Advanced Material Sciences, CombiMatrix currently owns 87% of Advanced Material Sciences and the remaining interests are owned by unaffiliated entities.

         On May 7, 2002, we filed a Registration Statement on Form S-4 with the Securities and Exchange Commission in connection with our plan to divide our common stock into two new classes - new "CombiMatrix" stock, that would reflect the performance of our subsidiary CombiMatrix, and new "Acacia Technologies" stock, that would reflect the performance of Acacia's media technology businesses. If the recapitalization plan is approved, Acacia Research Corporation stockholders would receive shares of both of the new classes of stock in exchange for the shares they now hold, and the new shares would be separately traded NASDAQ listed public securities.

         The Registration Statement also pertains to a proposal pursuant to which we would acquire the minority stockholder interests in our majority-owned subsidiary CombiMatrix. The proposed acquisition would be accomplished through a merger in which the minority stockholders of CombiMatrix would receive shares of our new "CombiMatrix" stock, in exchange for their existing shares of CombiMatrix Corporation.

         The proposed recapitalization and merger are subject to several conditions, including, but not limited to, receipt of stockholder approval for both companies, receipt of satisfactory tax opinions, approval for listing of both of the new shares on NASDAQ and other customary conditions. Our stockholders will receive a proxy describing the terms of the proposals prior to being asked to vote upon and approve the recapitalization and merger at a special meeting to be held to consider these matters.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT

         You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2001 and our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 7, 2002, that discuss our business in greater detail.

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


OVERVIEW

         As used in this Form 10-Q, "we," "us," "our," "Acacia" and "Acacia Research" refer to Acacia Research Corporation and its subsidiary companies.

         Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

         The following discussion is based primarily on our unaudited consolidated balance sheet as of March 31, 2002, and on our unaudited consolidated statement of operations for the period from January 1, 2002 to March 31, 2002. The discussion compares the activities for the three months ended March 31, 2002 to the activities for the three months ended March 31, 2001. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

         Acacia Research Corporation develops, licenses and provides products for the media technology and life science sectors. Acacia's media technologies and life sciences businesses are referred to as "Acacia Media Technologies Group" and "Acacia Life Sciences Group," respectively. Acacia licenses its V-chip technology to television manufacturers and owns pioneering technology for digital streaming and audio and video-on-demand. We will continue to pursue both licensing and strategic business alliances with leading companies in the rapidly growing media technologies industry. Acacia's core technology opportunity in the life science sector has been developed through our majority-owned subsidiary, CombiMatrix Corporation ("CombiMatrix"), which is developing a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip.

         In February 2002, CombiMatrix was awarded a six month $100,000 Phase I National Institutes of Health grant for the development of its protein biochip technology. The title of the grant is "Self-Assembling Protein Microchips." This grant is in addition to a three-year Phase I SBIR grant and a two-year Phase II SBIR grant from the U.S. Department of Defense for the development of multiplexed chip based assays for chemical and biological warfare agent detection.

         On March 20, 2002, we announced that our board of directors approved a plan to divide our common stock into two new classes of common stock: new "CombiMatrix" common stock, that would reflect the performance of our CombiMatrix subsidiary and all corporate assets, liabilities and related transactions of Acacia Research Corporation attributed to the CombiMatrix business, and new "Acacia Technologies" common stock, that would reflect the performance of our media technology businesses, including Soundview Technologies, Acacia Media Technologies and all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the media technology businesses. The plan is subject to several conditions including shareholder approval. If the recapitalization proposal is approved and the other conditions are satisfied, our stockholders would receive shares of both of the new classes of stock in exchange for existing Acacia Research Corporation shares. The new share classes are intended to be separately listed on the NASDAQ National Market System under the symbols "CBMX" and "ACTG," respectively.

         We also announced that our board of directors and CombiMatrix's board of directors have approved an agreement for us to acquire the minority stockholder interests in CombiMatrix. The proposed acquisition would be accomplished through a merger in which the minority stockholders of CombiMatrix would receive shares of the new Acacia Research Corporation "CombiMatrix" common stock, in exchange for their existing shares. The proposed transaction will be submitted to our stockholders and the stockholders of CombiMatrix for approval.

         On May 7, 2002, we filed a registration statement with the Securities and Exchange Commission related to the proposed recapitalization and merger transactions discussed above.

         In April 2002, CombiMatrix's Japanese subsidiary entered into a technology access and purchase agreement in Japan with the Computational Biology Research Center ("CBRC"), a division of the Japanese National Institute of Advanced Industrial Science and Technology. The CBRC has purchased and installed a CombiMatrix gene chip synthesizer and entered into a multi-year agreement to purchase blank chips that will be used to synthesize custom gene chips. The agreement also gives CBRC access to the CombiMatrix set of informatics tools to help in their efforts to expand biotechnology related businesses in Japan.

RESULTS OF OPERATIONS

                                                        THREE MONTHS ENDED
                                                  ------------------------------
                                                  MARCH 31, 2002  MARCH 31, 2001
                                                  --------------  --------------
Net revenues                                      $     249,000   $   2,623,000
Research and development expenses                    (3,089,000)     (5,549,000)
Marketing, general and administrative expenses       (5,073,000)    (12,242,000)
Amortization of patents and goodwill                   (564,000)       (633,000)
Other (expense) income, net                            (454,000)      1,144,000
Benefit (provision) for income taxes                     69,000         (13,000)
Minority interests                                    2,435,000       5,191,000
                                                  --------------  --------------
Net loss                                          $  (6,427,000)  $  (9,479,000)
                                                  ==============  ==============

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 TO THE THREE MONTHS ENDED MARCH 31, 2001

         LICENSE FEE INCOME. During the three months ended March 31, 2002, license fee income was $0 as compared to $2.4 million in license fee income during the three months ended March 31, 2001. The license fee income for the three months ended March 31, 2001 resulted primarily from the settlement of patent infringement litigation brought by Soundview Technologies and includes license fee amounts received from television manufacturers with whom we executed separate settlement and/or license agreements during the first quarter of 2001 and December 2000. Pursuant to the terms of the respective settlement and license agreements with each of the television manufacturers, Soundview Technologies granted to such manufacturers, non-exclusive licenses for its U.S. Patent No. 4,554,584. Soundview Technologies did not execute any license or settlement agreements during the first quarter of 2002. The Acacia Media Technologies Group continues to pursue both licensing and strategic business alliances with other television manufacturers and leading companies in the media technologies industry.

         Acacia Media Technologies Group's patent on the V-chip technology will expire in July 2003, although the Acacia Media Technologies Group may still collect revenues from the sale of televisions in the United States before that date. The Acacia Media Technologies Group is beginning to license its digital media transmission technology and is developing other technologies and products. The eventual licensing and sale of these technologies is intended to replace the revenue generated by licensing the V-chip technology. If we do not succeed in developing such technologies or are unable to commercially license our existing and future technologies, our financial condition may be adversely impacted.

         GRANT REVENUE. During the three months ended March 31, 2002 and 2001, grant revenue, all of which related to CombiMatrix, was $0.2 million. Grant revenue during the first quarter of 2002 includes $91,000 in grant revenue from CombiMatrix's continuing performance under its Phase II Small Business Innovative Research Department of Defense contract, $141,000 in one-time contract research and development revenues and $17,000 in revenue related to performance under its Phase I National Institutes of Health grant. Grant revenue for the three months ended March 31, 2001 related to CombiMatrix's continued performance under the Phase II SBIR Department of Defense contract.

         CombiMatrix was awarded the two-year $0.7 million SBIR Phase II contract in January 2000 and we expect to recognize an additional $91,000 in government grant revenue per quarter over the next two quarters in 2002. In February 2002, CombiMatrix was awarded a six month $100,000 Phase I National Institutes of Health grant for the development of its protein biochip technology, of which $17,000 has been recognized as revenue in the first quarter of 2002, and we expect to recognize the remaining portion of the grant over the next two quarters in 2002.

         RESEARCH AND DEVELOPMENT EXPENSES. During the three months ended March 31, 2002, research and development expense was $3.1 million, as compared to $5.5 million in the three months ended March 31, 2001. Research and development expenses for both periods relate to CombiMatrix. The decrease in research and development expense for 2002 as compared to the same period in 2001 was primarily due to a decrease in non-cash stock compensation amortization expenses, a reduction in the number of research and development personnel from levels established in the first quarter of 2001, and the recording of approximately $0.3 million in inventory write-offs in the three months ended March 31, 2001.

         During the three months ended March 31, 2002, research and development expense included non-cash stock compensation charges totaling $0.4 million, as compared to $2.4 million during the three months ended March 31, 2001. The decrease in non-cash stock compensation charges included in research and development expenses is primarily due to the forfeiture and cancellation of certain options in the third and fourth quarters of 2001 and a reduction in scheduled stock compensation amortization related to the accelerated method of amortization utilized by us pursuant to FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"), which results in higher amounts of amortization in the early vesting periods, and lower amounts of amortization in subsequent vesting periods.

         CombiMatrix's research and development activities during the third and fourth quarters of 2001 and the first quarter of 2002, were focused on efforts to further develop and enhance its microarray technology including increased costs related to significant engineering efforts undertaken to productize its technology. The majority of these efforts were driven by CombiMatrix's obligations under the license and supply agreement with Roche Diagnostics GmbH, executed in July 2001. These projects include development of production microarray synthesis techniques, as well as higher density microarrays.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. We incurred marketing, general and administrative expenses of $5.1 million ($2.9 million related to CombiMatrix) during the three months ended March 31, 2002, as compared to $12.2 million ($8.3 million related to CombiMatrix) in the three months ended March 31, 2001. The decrease in marketing, general and administrative expenses for 2002 as compared to the same period in 2001 was primarily due to a decrease in non-cash stock compensation expense. Marketing, general and administrative expenses included $1.0 million, (primarily related to CombiMatrix) and $6.0 million ($5.2 million related to CombiMatrix) of non-cash stock compensation charges for the three months ended March 31, 2002 and 2001, respectively. The decrease in non-cash stock compensation charges included in marketing, general and administrative expenses is primarily due to the forfeiture and cancellation of certain options in the third and fourth quarters of 2001 and a reduction in scheduled stock compensation amortization related to the accelerated method of amortization utilized by us pursuant to FIN No. 28. CombiMatrix marketing, general and administrative non-cash stock compensation amortization expense for the three months ended March 31, 2002 are net of $0.7 million in stock compensation expense reversal related to the forfeiture of certain unvested stock options in the first quarter of 2002.

         The decrease in marketing, general and administrative expenses for 2002 as compared to the same period in 2001 was also due to: a decrease in salaries and benefits costs related to a decrease in headcount at Acacia corporate, resulting from the closure and/or write-off of several of our early stage investments at the end of 2000; a decrease in CombiMatrix's sales and marketing head count and related expenses, recruitment and relocation expenses, administrative head count and legal costs; and a decrease in legal fees incurred related to Soundview Technologies' patent licensing and related infringement settlements. Legal fees related to the license fee agreements executed with television manufacturers are generally incurred on a contingency basis, based on license fee payments received.

         AMORTIZATION OF PATENTS AND GOODWILL. During the three months ended March 31, 2002 and 2001, amortization expense relating to patents and goodwill was $0.6 million. Amortization expense relating to patents and goodwill for the three months ended March 31, 2002 excludes $0.2 million of amortization expense pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires goodwill to be tested for impairment under certain circumstances, and written off when determined to be impaired, rather than being amortized as previous standards required. The reduction in goodwill amortization in the three months ended March 31, 2002 was offset by an increase in patent amortization related to the increase in our ownership interest in Acacia Media Technologies Corporation (formerly, "Greenwich Information Technologies," a limited liability company) from 33% to 100% through the purchase of the ownership interest of Acacia Media Technologies' other member in November 2001. As a result of the purchase, we will be recording additional patent amortization of $0.2 million on a quarterly basis over the related patents economic useful lives (approximately 10 years) related to the intangibles identified in connection with the application of the purchase method of accounting.

         OTHER (EXPENSE) INCOME, NET. During the three months ended March 31, 2002, other expense, net (primarily comprised of interest income, realized and unrealized gains and losses on trading securities, equity in losses of affiliate and other) was $0.5 million as compared to $1.1 million in net other income in 2001.

                 INTEREST INCOME. During the three months ended March 31, 2002, interest income was $0.4 million as compared to $1.2 million in the three months ended March 31, 2001. The decrease in interest income during 2002 was primarily due to the impact of a decrease in interest rates on our short-term investments related to sharp interest rate cuts by the Federal Open Market Committee and other external economic factors negatively impacting rates of return on short-term investments occurring during the third and fourth quarters of 2001.

                 REALIZED LOSSES ON SHORT-TERM INVESTMENTS. During the three months ended March 31, 2002, net realized losses on short-term investments was $0.6 million as compared to no realized losses on short-term investments in the three months ended March 31, 2001. The increase in realized losses on short-term investments during 2001 was due to realized losses recorded on our short-term investments classified as trading securities during the three months ended March 31, 2002. We did not invest in trading securities during the three months ended March 31, 2001.

                 UNREALIZED LOSSES ON SHORT-TERM INVESTMENTS. During the three months ended March 31, 2002, net unrealized loses were $0.3 million as compared to no unrealized losses in the same period in 2001. The increase is due to the classification of our investments in equity securities as trading securities during 2002 pursuant to SFAS No. 115. In the first quarter of 2001, all of our short-term investments were classified as available-for-sale and unrealized gains and losses were recorded as a separate component of comprehensive income
(loss) in stockholders' equity until realized.

                 EQUITY IN LOSSES OF AFFILIATE. During the three months ended March 31, 2002, equity in losses of affiliate was $0 as compared to $55,000 in the three months ended March 31, 2001. Equity in losses of affiliate during the three months ended March 31, 2001 was comprised of a loss of $55,000 for our equity investment in Acacia Media Technologies. As of December 31, 2001, we no longer account for any of our investments under the equity method as we directly or indirectly own more that 50% of the outstanding voting securities of our subsidiaries and, as a result, account for these investments under the consolidation method of accounting.

         MINORITY INTERESTS. Minority interests in the losses of consolidated subsidiaries decreased to $2.4 million during the three months ended March 31, 2002 as compared to $5.2 million in the same period in 2001. Minority interests in the losses of consolidated subsidiaries for the three months ended March 31, 2002 were primarily comprised of minority interests in the net losses of CombiMatrix. Minority interests in the losses of consolidated subsidiaries for the three months ended March 31, 2001 were comprised primarily of minority interests in the net losses of CombiMatrix totaling $5.5 million. The decrease is due to a reduction in CombiMatrix's net loss for the three months ended March 31, 2002 as compared to the same period in 2001.


NON-CASH STOCK COMPENSATION CHARGES

         During the year ended December 31, 2000, our majority-owned subsidiary, CombiMatrix, recorded deferred non-cash stock compensation charges aggregating approximately $53.8 million in connection with the granting of stock options. Pursuant to Acacia's policy, the stock options were granted at exercise prices equal to the fair value of the underlying CombiMatrix stock on the date of grant as determined by Acacia. However, such exercise prices were subsequently determined to be below fair value due to a substantial step-up in the fair value of CombiMatrix pursuant to a valuation provided by an investment banker in contemplation of a potential CombiMatrix initial public offering in 2000. In connection with the proposed CombiMatrix initial public offering and pursuant to SEC rules and guidelines, we were required to reassess the value of stock options issued during the one-year period preceding the potential initial public offering and utilize the stepped-up fair value provided by the investment banker for purposes of determining whether such stock option issuances were compensatory, resulting in the calculation of the $53.8 million in deferred non-cash stock compensation charges in 2000. Deferred non-cash stock compensation charges are being amortized by CombiMatrix over the respective option grant vesting periods, which range from one to four years. At March 31, 2002, remaining non-cash deferred stock compensation, net of past amortization, and the impact of previous forfeitures and cancellations totaled $9.8 million.

         The remaining deferred non-cash stock compensation balance as of March 31, 2002 related to stock options issued by CombiMatrix represents the future non-cash deferred stock compensation expense that will be reflected in our consolidated statements of operations and comprehensive loss as non-cash stock compensation charges over the next eleven quarters from April 1, 2002 through December 31, 2004 as follows:

                     FIRST       SECOND        THIRD       FOURTH
        YEAR        QUARTER      QUARTER      QUARTER      QUARTER      TOTAL
        ----       ---------  -----------  -----------  -----------  -----------

        2002       $     --   $2,142,000   $2,003,000   $1,195,000   $5,340,000
        2003        958,000      962,000      924,000      494,000    3,338,000
        2004        352,000      347,000      317,000       73,000    1,089,000
                                                                     -----------
                                                                     $9,767,000
                                                                     ===========

         Certain CombiMatrix unvested stock options were forfeited in 2002. Pursuant to the provisions of APB No. 25 and related interpretations, the reversal of previously recognized non-cash stock compensation expense on forfeited unvested stock options, in the amount of $724,000 during the three months ended March 31, 2002, has been reflected in the respective consolidated statements of operations and comprehensive loss as a reduction in non-cash stock compensation expense.

         Non-cash deferred stock compensation expense scheduled to be recognized in future periods reflected above may be impacted by certain subsequent stock option transactions including modification of terms, cancellations, forfeitures and other activity.


INFLATION

         Inflation has not had a significant impact on Acacia Research Corporation or our subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2002, we had cash and short-term investments of $75.8 million on a consolidated basis, including discontinued operations, of which Acacia Research Corporation, on a stand-alone basis, had $40.7 million. Working capital was $65.4 million on a consolidated basis at March 31, 2002. There were no significant financing activities for the three months ended March 31, 2002.

         In February 2002, in conjunction with the relocation of our corporate headquarters, we entered into a non-cancelable lease agreement to lease approximately 7,143 square feet of office space in Newport Beach, California through February 2007. Minimum annual rental commitments under this operating lease are $255,000 in 2002; $286,000 in 2003; $295,000 in 2004; $303,000 in
2005; $312,000 in 2006; and $39,000 in 2007.

         We have no significant commitments for capital expenditures in 2002. Our minimum rental commitments, including CombiMatrix, on operating leases related to continuing operations total $13.4 million through February 2007. We have no committed lines of credit or other significant committed funding. We anticipate that existing working capital reserves will provide sufficient funds for our operating expenses for at least the next twelve months in the absence of making any major new investments. We intend to seek additional financing to fund new or existing businesses.

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

         SFAS No. 142 requires goodwill to be tested for impairment under certain circumstances, and written off when determined to be impaired, rather than being amortized as previous standards required. SFAS No. 142 is effective January 1, 2002. As a result of SFAS No. 142, we will no longer amortize goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The impact of the non-amortization of goodwill for the three months ended March 31, 2002 and 2001 is as follows (in thousands):

                                                      THREE MONTHS ENDED
                                             -----------------------------------
                                             MARCH 31, 2002       MARCH 31, 2001
                                             --------------       --------------
Reported net loss                            $      (6,427)       $      (9,479)
Add back: goodwill amortization                         --                  243
                                             --------------       --------------
Adjusted net loss                            $      (6,427)       $      (9,236)
                                             ==============       ==============
Loss per share (basic and diluted):
Reported net loss                            $       (0.33)       $       (0.50)
Goodwill amortization                                   --                 0.01
                                             --------------       --------------
Adjusted net loss                            $       (0.33)       $       (0.49)
                                             ==============       ==============


         We expect to complete our initial review of goodwill during the second quarter of 2002. We currently do not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. SFAS No. 144 also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS No. 144 requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. In conjunction with such tests, it may be necessary to review depreciation estimates and methods as required by APB Opinion No. 20, "Accounting Changes," or the amortization period as required by SFAS No. 142. The adoption of SFAS No. 144 did not have a material effect on our consolidated results of operations or financial position.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS No. 145") which is effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 44 set forth industry-specific transitional guidance that did not apply to us. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. We do not expect the adoption of SFAS No. 145 to have a significant impact on our financial position or results of operations.


RISK FACTORS

Set forth below and elsewhere in this Quarterly Report and in the other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         We have sustained substantial losses since our inception resulting in an accumulated deficit of $106.4 million (including a reclassification of accumulated deficit in the amount of $21.7 million to permanent capital representing the fair value of the ten percent (10%) stock dividend paid in
2001) on a consolidated basis, including operating losses of $43.2 million in 2001 and $8.5 million in the first quarter of 2002. We may never become profitable or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

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

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

         As of March 31, 2002, we had cash and short-term investments of $75.8 million on our consolidated financial statements. However, portions of these funds were held by certain of our consolidated subsidiaries and thus are restricted to their individual use.

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

         CombiMatrix, Acacia Media Technologies and Soundview Technologies depend largely on the protection of enforceable patent rights. Collectively, they have more than 45 applications pending with the U.S. Patent and Trademark Office and other major foreign country or region (e.g. Europe) patent offices, seeking protection for their core technologies and or related product applications and processes, and have 32 patents or rights to patents that have been issued or granted. We cannot assure you that the pending patent applications will be issued or granted, that third-parties will not infringe, or attempt to invalidate these intellectual property rights or that certain aspects of their intellectual property will not be engineered-around by third-parties without violating the patent rights of CombiMatrix, Acacia Media Technologies or Soundview Technologies. For Acacia Media Technologies and Soundview Technologies, intellectual property constitutes their only significant assets.

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

         During the quarter ended March 31, 2002, we had an operating loss of approximately $8.5 million and a net loss of approximately $6.4 million. If we continue to incur operating losses, we may not have enough money to expand our business and our subsidiary companies' businesses in the future.

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

WE INTEND TO DIVIDE OUR COMMON STOCK INTO TWO NEW CLASSES AND TO ACQUIRE THE MINORITY STOCKHOLDER INTERESTS IN COMBIMATRIX.

         On March 20, 2002, we announced our intention to divide our common stock into two new classes: one that would reflect the performance of our CombiMatrix subsidiary, and another that would reflect the performance of our media technologies business, including Soundview Technologies and Acacia Media Technologies. We also announced our intention to acquire the minority stockholder interests in CombiMatrix. If these proposals are approved by our stockholders, our operating results could be negatively affected by various factors related to the recapitalization and acquisition, including: difficulty obtaining or meeting conditions imposed for any necessary legal, governmental and administrative approvals for the transactions; costs related to the transactions; fluctuating stock market levels that could cause the new stock classes to be less than our current stock value; the failure of the stock market to ascribe value to our new business structure; and the failure of Acacia to realize anticipated benefits of these transactions.

WE MAY NOT COMPLETE THE RECAPITALIZATION OF OUR STOCK OR THE ACQUISITION OF THE MINORITY STOCKHOLDER INTERESTS IN COMBIMATRIX.

         Both the recapitalization of our stock and the acquisition of the remaining minority interests in CombiMatrix are subject to several conditions, including the approval of our stockholders, approval for listing of both of the new share classes on the NASDAQ National Market and other customary conditions. As a result, there cannot be any assurance that the recapitalization of our stock or the acquisition of the minority stockholder interests in CombiMatrix will be completed. If either event does not occur, we expect to continue to operate under our current operating structure. This would prevent us from realizing the possible benefits that the recapitalization and the acquisition would provide to us.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         HIGH-GRADE CORPORATE BONDS, COMMERCIAL PAPER, U.S. GOVERNMENT SECURITIES AND MONEY MARKET ACCOUNTS. Our exposure to market risk includes interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by United States corporations and institutional money market funds. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain a portfolio of cash, cash equivalents and short-term investments in a variety of investment-grade securities and with a variety of issuers, including corporate notes, commercial paper and money market funds. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure.

         MARKETABLE EQUITY SECURITIES. We conduct a portion of our investing activity through a limited partnership, of which a wholly-owned subsidiary of ours is the general partner. As a result of the significant control that we exercise over the limited partnership, the assets and liabilities and results of operations have been consolidated by us at March 31, 2002. We maintain an investment portfolio of common stock in several publicly held companies. These common stock investments are classified as trading securities and are recorded on the balance sheet at their fair value, with unrealized gains and losses reported in the consolidated statement of operations. We are exposed to equity price risk on our portfolio of marketable equity securities. As of March 31, 2002, our total equity holdings in publicly traded companies were valued at $7.4 million compared to $4.4 million at December 31, 2001. We believe that it is reasonably possible that the fair values of these securities could experience significant fluctuations in the near term.

         Subsequent to March 31, 2002, we transferred the majority of our investment funds previously held in marketable securities to money market accounts. The actual fair value deterioration of March 31, 2002 marketable equity security positions was approximately 12% or $0.9 million. The following table represents the potential decrease in fair value of our remaining marketable equity securities as of May 10, 2002 that are sensitive to changes in the stock market. Fair value deteriorations of minus 50%, 35% and 15% were selected based on the probability of their occurrence.

         Potential decrease to the value of securities given X% decrease in each stock's price:

                                                                   FAIR VALUE AS OF
                                       (50%)      (35%)      (15%)    MAY 10, 2002
                                     ---------  ---------  ---------   ---------
Marketable equity securities         $ 497,000  $ 348,000  $ 149,000   $ 994,000
                                     =========  =========  =========   =========


OTHER

         We also hold a minority investment in a private company, Advanced Data Exchange. This investment is included in long-term assets and is carried at cost. We monitor our long-term minority investments in private companies for impairment and make appropriate reductions in carrying value when an other-than-temporary decline in fair value is determined to exist.

                           PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

SOUNDVIEW TECHNOLOGIES

         On April 5, 2000, Soundview Technologies filed a federal patent infringement and antitrust lawsuit against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a Consumer Electronics Association in the United States District Court for the Eastern District of Virginia, alleging that television sets utilizing certain content blocking technology (commonly known as the "V-chip") and sold in the United States infringe Soundview Technologies' U.S. Patent No. 4,554,584. The case is now pending in the U.S. District Court for the District of Connecticut against Sony Corporation of America, Inc., Sony Electronics, Inc., the Electronics Industries Alliance d/b/a Consumer Electronics Association, the Consumer Electronics Manufacturers Association, Mitsubishi Digital Electronics America, Inc., Mitsubishi Electronics America, Inc., Toshiba America Consumer Products, Inc. and Sharp Electronics Corporation. However, no assurance can be given that Soundview Technologies will prevail in this action or that the television manufacturers will be required to pay royalties to Soundview Technologies.

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

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

10.1* First Amendment dated November 30, 2001, to the License and Supply Agreement dated as of July 1, 2001, between CombiMatrix Corporation and Roche Diagnostics GmbH

-----------------------------------------

* Confidential treatment for portions of this exhibit has been requested pursuant to the Securities Exchange Act of 1934.

(b)      Reports on Form 8-K.

         On March 6, 2002, Acacia filed a Current Report on Form 8-K to report results for the fourth quarter and fiscal year end of 2001.

         On March 21, 2002, Acacia filed a Current Report on Form 8-K to report that its board of directors approved a plan of recapitalization and merger, subject to several conditions, including stockholder approval.

         On May 10, 2002, Acacia Filed a Current Report on Form 8-K to report results for the first quarter of 2002.

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


                             ACACIA RESEARCH CORPORATION


                             By:                /S/  Paul Ryan
                                  ----------------------------------------------
                                  Paul Ryan
                                  Chief Executive Officer (Authorized Signatory)


                             By:            /S/  Clayton J. Haynes
                                  ----------------------------------------------
                                  Clayton J. Haynes
                                  Chief Financial Officer /Treasurer
                                  (Principal Financial Officer)

Date:  May 15, 2002

                                  EXHIBIT INDEX



EXHIBIT
NUMBER      EXHIBIT
------      -------


10.1* First Amendment dated November 30, 2001, to License and Supply Agreement dated as of July 1, 2001 by and between CombiMatrix Corporation and Roche Diagnostics GmbH

---------------
* Confidential treatment for portions of this exhibit has been requested pursuant to the Securities Exchange Act of 1934.