Form 10-Q
period 2002-06-30
ACACIA RESEARCH CORP
filed 2002-08-13
CIK 934549

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No [ ]

     As of August 9, 2002, the registrant had 19,640,808 shares of common stock, $0.001 par value, issued and outstanding.


================================================================================

                           ACACIA RESEARCH CORPORATION
                                TABLE OF CONTENTS

 PART I.   FINANCIAL INFORMATION


            Item 1.  Consolidated Financial Statements


                     Consolidated Balance Sheets as of June 30, 2002
                     and December 31, 2001(Unaudited)..........................3


                     Consolidated Statements of Operations and Comprehensive Loss for the Three Months Ended June 30, 2002 and 2001
                     and the Six Months Ended June 30, 2002 and
                     2001(Unaudited)...........................................4


                     Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 2002 and 2001(Unaudited)........5


                     Notes to Consolidated Financial Statements................6


            Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................13


            Item 3.  Quantitative and Qualitative Disclosures About Market
                     Risk.....................................................33


PART II.   OTHER INFORMATION


            Item 1.  Legal Proceedings........................................34

            Item 2.  Changes in Securities and Use of Proceeds................34

            Item 3.  Defaults Upon Senior Securities..........................34

            Item 4.  Submission of Matters to a Vote of Security Holders......35

            Item 5.  Other Information........................................35

            Item 6.  Exhibits and Reports on Form 8-K.........................36


SIGNATURES....................................................................37


                                          ACACIA RESEARCH CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                   As of June 30, 2002 and December 31, 2001
                            (In thousands, except share and per share information)
                                                  (Unaudited)

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        2002            2001
                                                                                     ----------      ----------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                       $  49,712       $  59,451
     Short-term investments                                                             16,699          25,110
     Prepaid expenses, other receivables and other assets                                2,682           1,613
                                                                                     ----------      ----------

                 Total current assets                                                   69,093          86,174

Property and equipment, net of accumulated depreciation                                  4,575           4,906
Investment in affiliate, at cost                                                         3,000           3,000
Patents, net of accumulated amortization                                                10,857          11,855
Goodwill, net of accumulated amortization                                                4,627           4,627
Other assets                                                                               788             297
                                                                                     ----------      ----------

                                                                                     $  92,940       $ 110,859
                                                                                     ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, accrued expenses and other                                    $   5,699       $   5,756
     Current portion of deferred revenues                                                8,842           7,088
     Current portion of capital lease obligation                                           976             934
                                                                                     ----------      ----------

                 Total current liabilities                                              15,517          13,778

Deferred income taxes                                                                    3,679           3,829
Deferred revenues, net of current portion                                                  266             372
Capital lease obligation, net of current portion                                         1,346           1,845
                                                                                     ----------      ----------

                 Total liabilities                                                      20,808          19,824
                                                                                     ----------      ----------

Commitments and contingencies (Note 7)

Minority interests                                                                      29,379          32,303
                                                                                     ----------      ----------

Stockholders' equity:
     Preferred stock, par value $0.001 per share; 20,000,000 shares authorized;
      no shares issued or outstanding                                                        -               -
     Common stock, par value $0.001 per share; 60,000,000 shares authorized;
      19,640,808 and 19,592,459 shares issued and outstanding
      as of June 30, 2002 and December 31, 2001, respectively                               20              20
     Additional paid-in capital                                                        158,672         158,529
     Warrants to purchase common stock                                                     199             199
     Comprehensive income (loss)                                                             1              (4)
     Accumulated deficit                                                              (116,139)       (100,012)
                                                                                     ----------      ----------

                 Total stockholders' equity                                             42,753          58,732
                                                                                     ----------      ----------

                                                                                     $  92,940       $ 110,859
                                                                                     ==========      ==========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                          ACACIA RESEARCH CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                            (In thousands, except share and per share information)
                                                  (Unaudited)

                                                               THREE MONTHS ENDED                SIX MONTHS ENDED
                                                        ------------------------------    ------------------------------
                                                        JUNE 30, 2002    JUNE 30, 2001    JUNE 30, 2002    JUNE 30, 2001
                                                        -------------    -------------    -------------    -------------
Revenues:
    License fee income                                  $         --     $     10,000     $         --     $     12,440
    Product revenue                                              274               --              274               --
    Grant revenue                                                164               91              413              274
                                                        -------------    -------------    -------------    -------------

     Total revenues                                              438           10,091              687           12,714
                                                        -------------    -------------    -------------    -------------

Operating expenses:
    Cost of sales                                                253               --              253               --
    Research and development expenses                          5,026            2,651            7,694            5,802
    Non-cash stock compensation
     expense - research and development                          692            2,013            1,113            4,411
    Marketing, general and administrative expenses             5,516            9,550            9,587           15,771
    Non-cash stock compensation
     expense - marketing, general and administrative           1,451            5,176            2,453           11,197
    Amortization of patents and goodwill                         564              638            1,128            1,271
                                                        -------------    -------------    -------------    -------------

     Total operating expenses                                 13,502           20,028           22,228           38,452
                                                        -------------    -------------    -------------    -------------

    Operating loss                                           (13,064)          (9,937)         (21,541)         (25,738)
                                                        -------------    -------------    -------------    -------------

Other (expense) income:
    Interest income                                              293            1,029              700            2,224
    Realized losses on short-term investments                   (930)              --           (1,483)              --
    Unrealized losses on short-term investments                 (156)              --             (477)              --
    Interest expense                                             (57)              --             (121)              --
    Equity in losses of affiliate                                 --              (55)              --             (110)
    Other income                                                  34               57              112               61
                                                        -------------    -------------    -------------    -------------

     Total other (expense) income                               (816)           1,031           (1,269)           2,175
                                                        -------------    -------------    -------------    -------------

Loss from operations before income taxes
 and minority interests                                      (13,880)          (8,906)         (22,810)         (23,563)

Benefit (provision) for income taxes                              75             (228)             144             (241)
                                                        -------------    -------------    -------------    -------------

Loss from operations before minority interests               (13,805)          (9,134)         (22,666)         (23,804)

Minority interests                                             4,104            4,362            6,539            9,553
                                                        -------------    -------------    -------------    -------------

Net loss                                                      (9,701)          (4,772)         (16,127)         (14,251)
Unrealized gains (losses) on short-term investments               47               --              (48)              39
Unrealized gains on foreign currency translation                  62               --               53               --
                                                        -------------    -------------    -------------    -------------
Comprehensive loss                                      $     (9,592)    $     (4,772)    $    (16,122)    $    (14,212)
                                                        =============    =============    =============    =============

Loss per common share:
    Basic                                               $      (0.49)    $      (0.25)    $      (0.82)    $      (0.74)
                                                        =============    =============    =============    =============
    Diluted                                             $      (0.49)    $      (0.25)    $      (0.82)    $      (0.74)
                                                        =============    =============    =============    =============

Weighted average number of common and potential
 common shares outstanding used
 in computation of loss per share:
    Basic and diluted                                     19,634,549       19,503,645       19,622,363       19,260,094
                                                        =============    =============    =============    =============


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                          ACACIA RESEARCH CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                  (Unaudited)


                                                                                               SIX MONTHS ENDED
                                                                                        ----------------------------
                                                                                        JUNE 30, 2002  JUNE 30, 2001
                                                                                        -------------  -------------
Cash flows from operating activities:
Net loss from continuing operations:                                                      $(16,127)      $(14,251)
Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
      Depreciation and amortization                                                          1,873          1,740
      Equity in losses of affiliate                                                             --            110
      Minority interests in net loss                                                        (6,539)        (9,553)
      Stock-based compensation                                                               3,566         15,608
      Deferred tax benefit                                                                    (150)           (79)
      Net sales of trading securities                                                        3,133             --
      Unrealized losses on short-term investments                                              477             --
      Other                                                                                    113            361
Changes in assets and liabilities, net of effects of acquisitions:
      Prepaid expenses, other receivables and other assets                                  (1,564)          (922)
      Accounts payable, accrued expenses and other                                             360          1,364
      Deferred revenue                                                                       1,648             --
                                                                                          ---------      ---------

      Net cash used in operating activities for continuing operations                      (13,210)        (5,622)
      Net cash used in operating activities for discontinued operations                       (415)        (1,698)
                                                                                          ---------      ---------
      Net cash used in operating activities                                                (13,625)        (7,320)
                                                                                          ---------      ---------

Cash flows from investing activities:
      Purchase of property and equipment                                                      (540)        (2,602)
      Proceeds from sale of property and equipment                                             103             48
      Purchase of short-term investments                                                    (5,158)       (11,120)
      Sale of short-term investments                                                         9,877         11,923
      Purchase of common stock from minority stockholders of subsidiaries                       --           (584)
      Capitalized patent costs                                                                (100)            --
                                                                                          ---------      ---------

      Net cash provided by (used in) investing activities from continuing operations         4,182         (2,335)
      Net cash (used in) provided by investing activities from discontinued operations          (4)           137
                                                                                          ---------      ---------
      Net cash provided by (used in) investing activities                                    4,178         (2,198)
                                                                                          ---------      ---------

Cash flows from financing activities:
      Proceeds from the exercise of stock options                                              214          1,165
      Capital contributions from minority shareholders of subsidiaries,
       net of issuance costs                                                                   300          1,749
      Capital distributions to minority shareholders of subsidiaries                          (430)            --
      Proceeds from sale of common stock, net of issuance costs                                 --         18,361
      Repayment of capital lease obligation                                                   (456)            --
      Other                                                                                    (11)            --
                                                                                          ---------      ---------

      Net cash (used in) provided by financing activities                                     (383)        21,275
                                                                                          ---------      ---------

(Decrease) increase in cash and cash equivalents                                            (9,830)        11,757
                                                                                          ---------      ---------

Cash and cash equivalents, beginning                                                        59,451         36,163
Effect of exchange rate on cash                                                                 91             --
                                                                                          ---------      ---------

Cash and cash equivalents, ending                                                         $ 49,712       $ 47,920
                                                                                          =========      =========


Schedule of non-cash investing activity:

Accrued payments for purchase of common stock from minority stockholders
      of subsidiary                                                                       $     --       $    517
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

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          ACACIA RESEARCH CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly requirements of the Securities and Exchange Commission. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 as reported by us in our Annual Report on Form 10-K.

         The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of our financial position as of June 30, 2002 and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

         Acacia Research Corporation ("Acacia," "we" or "us") develops, licenses and provides products for the media technology and life science sectors.

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

         Acacia's life sciences business, collectively referred to as "Acacia Life Sciences Group," is comprised of CombiMatrix Corporation ("CombiMatrix") and CombiMatrix's majority-owned subsidiary, Advanced Material Sciences, Inc. ("Advanced Material Sciences"). Our core technology opportunity in the life sciences sector has been developed through our majority-owned subsidiary, CombiMatrix. CombiMatrix is a life science technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip. This proprietary technology has significant applications relating to genomic and proteomic research. Advanced Material Sciences, a development stage company, holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material sciences (see Note 4).

2.       LOSS PER SHARE

         Loss per share is presented on both a basic and diluted basis. A reconciliation of the denominator of the basic loss per share computation to the denominator of the diluted loss per share computation is as follows:

                                                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 ----------------------------  ----------------------------
                                                                 JUNE 30, 2002  JUNE 30, 2001  JUNE 30, 2002  JUNE 30, 2001
                                                                  -----------    -----------    -----------    -----------
Weighted Average Number of Common Shares Outstanding Used
       in Computation of Basic EPS                                19,634,549     19,503,645     19,622,363     19,260,094

Dilutive Effect of Outstanding Stock Options and Warrants (a)             --             --             --             --
                                                                  -----------    -----------    -----------    -----------

Weighted Average Number of Common and Potential Common Shares
       Outstanding Used in Computation of Diluted EPS             19,634,549     19,503,645     19,622,363     19,260,094
                                                                  ===========    ===========    ===========    ===========


        ------------------------------------------
     (a) Potential common shares of 444,875 and 163,882 during the three months ended June 30, 2002 and 2001, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive. Potential common shares of 536,154 and 671,090 during the six months ended June 30, 2002 and 2001, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.


3.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Changes made by SFAS No. 141 include (1) requiring the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and (2) establishing specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001.

         We adopted SFAS No. 142 effective January 1, 2002 and ceased amortizing goodwill on that date. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This standard provides that goodwill is not subject to amortization. Instead, it is subject to a periodic review that must occur at least annually at a reporting unit level for possible impairment. This review is known as the "two-step" impairment test and provides that the initial "first-step" reviews of each reporting unit must be completed within six months of the adoption of the standard. The "first-step" of the goodwill impairment test, used to identify potential impairment, compares the fair value of each reporting unit with its carrying amount, including goodwill. If upon completion of these initial reviews an impairment of goodwill is indicated, the "second-step" is required to be performed, which will compare the implied fair value of each reporting unit goodwill with the carrying amount of goodwill. In connection with the adoption of SFAS No. 142, we performed a transitional goodwill impairment assessment and determined that there was no impairment of goodwill. The fair value of our two reporting units was estimated using a discounted cash flow analysis. There can be no assurance that a future goodwill impairment test will not result in a charge to earnings.

         The Acacia Media Technologies Group had $1,776,000 of goodwill at June 30, 2002 and December 31, 2001 (net of $2,258,000 of accumulated amortization) and recorded approximately $45,000 and $89,000 of goodwill amortization expense during the three and six months ended June 30, 2001, respectively. The Acacia Life Sciences Group had $2,851,000 of goodwill at June 30, 2002 and December 31, 2001 (net of $1,311,000 of accumulated amortization) and recorded approximately $203,000 and $402,000 of goodwill amortization expense during the three and six months ended June 30, 2001, respectively.

         Our net loss and loss per share, adjusted to exclude goodwill amortization expense, for the three and six months ended June 30, 2002 and 2001 are as follows (in thousands, except earnings per share amounts):

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                      ----------------------------   -----------------------------
                                      JUNE 30, 2002  JUNE 30, 2001   JUNE 30, 2002   JUNE 30, 2001
                                        ----------     ----------     -----------     -----------
Reported net loss                       $  (9,701)     $  (4,772)     $  (16,127)     $  (14,251)
Add back:  goodwill amortization               --            248              --             491
                                        ----------     ----------     -----------     -----------
Adjusted net loss                       $  (9,701)     $  (4,524)     $  (16,127)     $  (13,760)
                                        ==========     ==========     ===========     ===========

LOSS PER SHARE (BASIC AND DILUTED):
Reported net loss                       $   (0.49)     $   (0.25)     $    (0.82)     $    (0.74)
Goodwill amortization                          --           0.01           --               0.03
                                        ----------     ----------     -----------     -----------
Adjusted net loss                       $   (0.49)     $   (0.24)     $    (0.82)     $    (0.71)
                                        ==========     ==========     ===========     ===========


         Acacia's only identifiable intangible assets are patents totaling $10,857,000 and $11,855,000 at June 30, 2002 and December 31, 2001 (net of
$6,753,000 and $5,655,000 of accumulated amortization, respectively). The gross carrying amounts and accumulated amortization related to acquired intangible assets, all related to patents, by segment, as of June 30, 2002 and December 31, 2001 are as follows (in thousands):

                                     ACACIA MEDIA TECHNOLOGIES GROUP     ACACIA LIFE SCIENCES GROUP
                                     -------------------------------    ------------------------------
                                     AT JUNE 30,     AT DECEMBER 31,    AT JUNE 30,    AT DECEMBER 31,
                                         2002             2001             2002             2001
                                       ---------        ---------        ---------        ---------
Gross carrying amount - patents        $ 10,798         $ 10,698         $  6,812         $  6,812
Accumulated amortization                 (6,072)          (5,144)            (681)            (511)
                                       ---------        ---------        ---------        ---------
Patents, net                           $  4,726         $  5,554         $  6,131         $  6,301
                                       =========        =========        =========        =========

         Aggregate patent amortization expense was $564,000 ($465,000 and $99,000 for the Acacia Technologies Group and the Acacia Life Sciences Group, respectively) and $390,000 ($291,000 and $99,000 for the Acacia Technologies Group and the Acacia Life Sciences Group, respectively) for the three months ended June 30, 2002 and 2001, respectively. Aggregate patent amortization expense was $1,128,000 ($930,000 and $198,000 for the Acacia Technologies Group and the Acacia Life Sciences Group, respectively) and $780,000 ($582,000 and $198,000 for the Acacia Technologies Group and the Acacia Life Sciences Group, respectively) for the six months ended June 30, 2002 and 2001, respectively.

         The estimated aggregate amortization expense for the years ended December 31, 2002 through 2006 is as follows (in thousands):

                                                              ESTIMATED
                             YEAR ENDED                     AMORTIZATION
                            DECEMBER 31,                      EXPENSE
                            ------------                      -------

                                2002                          1,862
                                2003                            841
                                2004                            841
                                2005                            841
                                2006                            841

         At June 30, 2002 and December 31, 2001, all of our acquired intangible assets were subject to amortization.

         On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121,

"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS No. 144 requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In conjunction with such tests, it may be necessary to review depreciation estimates and methods as required by APB Opinion No. 20, "Accounting Changes," or the amortization period as required by SFAS No. 142. The adoption of SFAS No. 144 did not have a material effect on our consolidated results of operations or financial position.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS No. 145"), which is effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 44 set forth industry-specific transitional guidance that did not apply to us. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. We do not expect the adoption of SFAS No. 145 to have a significant impact on our financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a significant impact on our financial position or results of operations.


4.        INVESTMENTS IN CONSOLIDATED SUBSIDIARIES

         On April 25, 2002, our majority-owned subsidiary, CombiMatrix, purchased our interest in Advanced Material Sciences. CombiMatrix issued 180,982 shares of its common stock in exchange for our 58% interest in Advanced Material Sciences. As a result of the sale of our interest in Advanced Material Sciences, CombiMatrix currently owns 87% of Advanced Material Sciences and the remaining interests are owned by unaffiliated entities. The purchase was accounted for pursuant to APB Opinion No. 16, "Business Combinations," and related interpretations and EITF 90-5, "Exchanges of Ownership Interests between Entities under Common Control." Accordingly, the transaction was accounted for using Acacia's basis in the net assets of Advanced Material Sciences and as a result, Acacia's consolidated financial statements continue to reflect the assets and liabilities of Advanced Material Sciences at historical cost.


5.        SEGMENT INFORMATION

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

         ACACIA LIFE SCIENCES GROUP - Acacia Life Science Group includes our majority-owned subsidiary, CombiMatrix, which is developing a proprietary biochip array processor system that integrates semiconductor technology with new developments in biotechnology and chemistry. CombiMatrix's majority-owned subsidiary, Advanced Material Sciences, holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material sciences (see Note 4).

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

         We use the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of our reportable segments. At December 31, 2001, our reporting segments were adjusted to include our wholly owned subsidiaries Soundview Technologies Incorporated ("Soundview Technologies") and Acacia Media Technologies Corporation, in our Acacia Media Technologies Group segment. In addition, CombiMatrix and its subsidiaries comprise our Acacia Life Sciences Group segment. Segment information has been adjusted for all periods presented.

         The table below presents information about our reportable segments in continuing operations for the three months ended June 30, 2002 and 2001:

ACACIA RESEARCH CONSOLIDATED
SEGMENT INFORMATION
                                              ACACIA MEDIA       ACACIA LIFE
                                              TECHNOLOGIES        SCIENCES        CORPORATE
Three Months Ended June 30, 2002                 GROUP             GROUP          AND OTHER            TOTAL
--------------------------------             ------------      -------------     ------------      ------------
 Revenue                                     $         --      $    438,000      $         --      $    438,000
 Amortization of patents                           19,000                --           545,000           564,000
 Other income                                       5,000                --            29,000            34,000
 Interest income                                    6,000           143,000           144,000           293,000
 Interest expense                                      --            56,000             1,000            57,000
 Realized losses on investments                        --                --           930,000           930,000
 Unrealized losses on investments                      --                --           156,000           156,000
 Loss from operations before
     income taxes and minority interests          583,000         9,432,000         3,865,000        13,880,000
 Non-cash stock compensation charges                   --         2,135,000             8,000         2,143,000
 Segment assets                                10,146,000        28,721,000        50,293,000        89,160,000
 Investment in affiliate, at cost                      --                --         3,000,000         3,000,000
 Purchase of property and equipment                    --           289,000            19,000           308,000


                                              ACACIA MEDIA       ACACIA LIFE
                                              TECHNOLOGIES        SCIENCES        CORPORATE
Three Months Ended June 30, 2001                 GROUP             GROUP          AND OTHER            TOTAL
--------------------------------             ------------      -------------     ------------      ------------

 Revenue                                     $ 10,000,000      $     91,000      $         --      $ 10,091,000
 Amortization of patents and goodwill               5,000                --           633,000           638,000
 Other income                                          --                --            57,000            57,000
 Interest income                                   32,000           559,000           438,000         1,029,000
 Equity in losses of affiliate                         --                --            55,000            55,000
 (Income) loss from operations before
     income taxes and minority interests       (5,055,000)       12,589,000         1,372,000         8,906,000
 Non-cash stock compensation charges                   --         7,177,000            12,000         7,189,000
 Segment assets                                 6,326,000        44,000,000        54,977,000       105,303,000
 Investment in affiliate, at equity                    --                --           235,000           235,000
 Investment in affiliate, at cost                      --                --         3,000,000         3,000,000
 Purchase of property and equipment                 2,000         1,083,000                --         1,085,000


         The table below presents information about our reportable segments in continuing operations for the six months ended June 30, 2002 and 2001:

                                             ACACIA MEDIA       ACACIA LIFE
                                             TECHNOLOGIES        SCIENCES        CORPORATE
Six Months Ended June 30, 2002                  GROUP             GROUP          AND OTHER            TOTAL
------------------------------              ------------      ------------      ------------      ------------

 Revenue                                    $         --      $    687,000      $         --      $    687,000
 Amortization of patents                          39,000                --         1,089,000         1,128,000
 Other income                                      5,000                --           107,000           112,000
 Interest income                                  14,000           393,000           293,000           700,000
 Interest expense                                     --           115,000             6,000           121,000
 Realized losses on investments                       --                --         1,483,000         1,483,000
 Unrealized losses on investments                     --                --           477,000           477,000
 Loss from operations before
     income taxes and minority interests         956,000        15,083,000         6,771,000        22,810,000
 Non-cash stock compensation charges                  --         3,547,000            19,000         3,566,000
 Segment assets                               10,146,000        28,721,000        50,293,000        89,160,000
 Investment in affiliate, at cost                     --                --         3,000,000         3,000,000
 Purchase of property and equipment                   --           467,000            73,000           540,000


                                             ACACIA MEDIA       ACACIA LIFE
                                             TECHNOLOGIES        SCIENCES        CORPORATE
Six Months Ended June 30, 2001                  GROUP             GROUP          AND OTHER            TOTAL
------------------------------               ------------      ------------      ------------      ------------

 Revenue                                     $ 12,390,000      $    274,000      $     50,000      $ 12,714,000
 Amortization of patents and goodwill              10,000                --         1,261,000         1,271,000
 Other income                                          --                --            61,000            61,000
 Interest income                                   35,000         1,292,000           897,000         2,224,000
 Equity in losses of affiliate                         --                --           110,000           110,000
 (Income) loss from operations before
     income taxes and minority interests       (6,121,000)       25,586,000         4,098,000        23,563,000
 Non-cash stock compensation charges                   --        14,775,000           833,000        15,608,000
 Segment assets                                 6,326,000        44,000,000        54,977,000       105,303,000
 Investment in affiliate, at equity                    --                --           235,000           235,000
 Investment in affiliate, at cost                      --                --         3,000,000         3,000,000
 Purchase of property and equipment                 6,000         2,559,000            37,000         2,602,000


         Segment information excludes discontinued operations related to Soundbreak.com as of and for the three and six months ended June 30, 2002 and 2001.

6.       SUBSEQUENT EVENTS

         In July, 2002 CombiMatrix completed a milestone in its strategic alliance with Roche Applied Science. CombiMatrix's strategic alliance with Roche includes a collaboration for the development and commercialization of CombiMatrix's DNA microarray technology, enabling flexible and fast custom manufacturing of microarrays by electrochemical oligonucleotide synthesis in-situ.

         In July 2002, Acacia was granted a patent for its digital media transmission technology in Japan. The patent provides coverage through January 2, 2012. The granting of the Japanese patent strengthens Acacia's worldwide intellectual property position, which includes five patents in the United States and issued patents in 17 foreign countries.

         In July 2002, Acacia executed a license agreement with Loewe Opta GmbH, whereby Acacia will receive payment and grant a non-exclusive license of its patented V-chip technology to Loewe Opta GmbH, a manufacturer of televisions sold under the Loewe brand name.

         In July 2002, CombiMatrix completed a prototype electrochemical detection system and is set to deliver the system to the U.S. Department of Defense. CombiMatrix developed its sensor technology through grants from the U.S. Department of Defense. The focus of the grants was aimed at developing an ultrasensitive hand-held biochip system for detecting the deployment of chemical and biological warfare agents.


7.       COMMITMENTS AND CONTINGENCIES

         On November 28, 2000, Nanogen, Inc. filed a complaint in the United States District Court for the Southern District of California against CombiMatrix and Donald D. Montgomery, Ph.D., Senior Vice President, Chief Technology Officer and a director of CombiMatrix. Dr. Montgomery was employed by Nanogen as a senior research scientist between May 1994 and August 1995. The Nanogen complaint alleges, among other things, breach of contract, trade secret misappropriation and that U.S. Patent No. 6,093,302 and other proprietary information belonging to CombiMatrix are instead the property of Nanogen. The complaint seeks, among other things, correction of inventorship on the patent, the assignment of rights in the patent and pending patent applications to Nanogen, an injunction preventing disclosure of trade secrets, damages for trade secret misappropriation and the imposition of a constructive trust. On December 15, 2000, CombiMatrix and Dr. Montgomery filed a motion to dismiss the lawsuit, which was denied in part and granted in part on February 1, 2001. On March 9, 2001, CombiMatrix and Dr. Montgomery filed a counterclaim, alleging breach of express covenants not to sue or otherwise interfere with Dr. Montgomery arising out of a release signed by Nanogen in 1996. On April 4, 2001, Nanogen filed a motion to dismiss the counterclaim, which the court denied in its entirety on July 27, 2001. On July 31, 2002, the court denied a motion filed by CombiMatrix for partial summary judgment regarding Donald Montgomery's prior settlement agreement with Nanogen. Fact discovery is ongoing. CombiMatrix intends to vigorously defend the lawsuit and pursue the counterclaim. Although we believe that Nanogen's claims are without merit, we cannot predict the outcome of the litigation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT

         You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001 and our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 7, 2002, as amended on July 2, 2002 and August 8, 2002, that discuss our business in greater detail.

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

         The following discussion is based primarily on our unaudited consolidated balance sheet as of June 30, 2002, and on our unaudited consolidated statement of operations for the period from January 1, 2002 to June 30, 2002. The discussion compares the activities for the three and six months ended June 30, 2002 to the activities for the three and six months ended June 30, 2001. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

         Acacia Research Corporation develops, licenses and provides products for the media technology and life science sectors. Acacia's media technologies and life sciences businesses are referred to as "Acacia Media Technologies Group" and "Acacia Life Sciences Group," respectively. Acacia licenses its V-chip technology to television manufacturers and owns and is beginning to market its pioneering technology for digital streaming and audio and video-on-demand. We will continue to pursue both licensing and strategic business alliances with leading companies in the rapidly growing media technologies industry. Acacia's core technology opportunity in the life science sector has been developed through our majority-owned subsidiary, CombiMatrix Corporation ("CombiMatrix"), which is developing a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip.

         On March 20, 2002, our board of directors approved a plan to divide our common stock into two new classes of common stock: new "Acacia Research Corporation - CombiMatrix" common stock, intended to reflect the performance of our CombiMatrix subsidiary and all corporate assets, liabilities and related transactions of Acacia Research Corporation attributed to the Acacia Life Sciences Group business, and new "Acacia Research Corporation - Acacia Technologies" common stock, intended to reflect the performance of our media technology businesses, including Soundview Technologies Inc. ("Soundview Technologies"), Acacia Media Technologies Corporation ("Acacia Media Technologies") and all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the Acacia Media Technology Group business. The plan is subject to several conditions including the approval of our stockholders. If the recapitalization proposal were approved and the other conditions satisfied, our stockholders would receive shares of both of the new classes of stock in exchange for existing shares of Acacia Research Corporation common stock. The new share classes are intended to be separately listed on the NASDAQ Market ("NASDAQ") under the symbols "CBMX" and "ACTG," respectively.

         Our board of directors and CombiMatrix's board of directors have also approved an agreement for us to acquire the minority stockholder interests in CombiMatrix. The proposed acquisition would be accomplished through a merger in which the minority stockholders of CombiMatrix would receive shares of the new "Acacia Research Corporation - CombiMatrix" common stock in exchange for their existing shares. The proposed transaction will be submitted to our stockholders and the stockholders of CombiMatrix for approval.

         The proposed recapitalization and merger are subject to several conditions, including, but not limited to, receipt of approval of the stockholders of both companies, as applicable, receipt of satisfactory tax opinions, approval for listing of each new class of stock on NASDAQ and other customary conditions. Our stockholders will receive a proxy describing the terms of the proposals prior to being asked to vote upon and approve the recapitalization and merger at a special meeting to be held to consider these matters.

         In April 2002, CombiMatrix's Japanese subsidiary entered into a technology access and purchase agreement in Japan with the Computational Biology Research Center ("CBRC"), a division of the Japanese National Institute of Advanced Industrial Science and Technology. CBRC has purchased and installed a CombiMatrix gene chip synthesizer and entered into a multi-year agreement to purchase blank chips that will be used to synthesize custom gene chips. The agreement also gives CBRC access to CombiMatrix's set of informatics tools to help in its efforts to expand biotechnology related businesses in Japan.

         On April 25, 2002, CombiMatrix purchased our interest in Advanced Material Sciences, a development stage company that holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material science. CombiMatrix issued 180,982 shares of its common stock to us in exchange for our 58% interest in Advanced Material Sciences. As a result of the sale of our interest in Advanced Material Sciences, CombiMatrix currently owns 87% of Advanced Material Sciences and the remaining interests are owned by unaffiliated entities.

         In May 2002, CombiMatrix's Japanese subsidiary entered into a technology access collaboration and purchasing agreement with the Genome Science Laboratory at the Research Center for Advanced Science and Technology ("RCAST") of the University of Tokyo. Under the terms of the agreement, RCAST has installed a CombiMatrix gene chip synthesizer and entered into a multi-year agreement to purchase blank chips that will be used in the development of diagnostic microarray applications, drug lead development and target gene identification for the drug discovery industry. The agreement includes a memorandum of understanding that in the event of the discovery or development of novel and valuable content, candidates or products, the parties will establish an agreement for the commercialization of those discoveries.

         On May 7, 2002, we filed a registration statement on Form S-4 with the Securities and Exchange Commission related to the proposed recapitalization and merger transactions discussed above. We filed amendments to that registration statement on July 2, 2002 and August 8, 2002.

         In February 2002, CombiMatrix was awarded a six month $100,000 Phase I National Institutes of Health grant for the development of its protein biochip technology.

RESULTS OF OPERATIONS
                                                            THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                      --------------------------------      --------------------------------
                                                      JUNE 30, 2002      JUNE 30, 2001      JUNE 30, 2002      JUNE 30, 2001
                                                      -------------      -------------      -------------      -------------
Net revenues                                          $    438,000       $ 10,091,000       $    687,000       $ 12,714,000
Cost of sales                                             (253,000)                --           (253,000)                --
Research and development expenses                       (5,026,000)        (2,651,000)        (7,694,000)        (5,802,000)
Non-cash stock compensation
 expense - research and development                       (692,000)        (2,013,000)        (1,113,000)        (4,411,000)
Marketing, general and administrative expenses          (5,516,000)        (9,550,000)        (9,587,000)       (15,771,000)
Non-cash stock compensation
 expense - marketing, general and administrative        (1,451,000)        (5,176,000)        (2,453,000)       (11,197,000)
Amortization of patents and goodwill                      (564,000)          (638,000)        (1,128,000)        (1,271,000)
Other (expense) income, net                               (816,000)         1,031,000         (1,269,000)         2,175,000
Benefit (provision) for income taxes                        75,000           (228,000)           144,000           (241,000)
Minority interests                                       4,104,000          4,362,000          6,539,000          9,553,000
                                                      -------------      -------------      -------------      -------------
Net loss                                              $ (9,701,000)      $ (4,772,000)      $(16,127,000)      $(14,251,000)
                                                      =============      =============      =============      =============

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

         LICENSE FEE INCOME. During the three months ended June 30, 2002, license fee income was $0 as compared to $10.0 million in license fee income during the three months ended June 30, 2001. During the six months ended June 30, 2002, license fee income was $0 as compared to $12.4 million in license fee income during the six months ended June 30, 2001. The license fee income for the three and six months ended June 30, 2001 includes license fees received from television manufacturers with whom we executed separate settlement and/or license agreements during the first and second quarter of 2001 and December 2000. Pursuant to the terms of the respective settlement and/or license agreements with each of the television manufacturers, Soundview Technologies granted to such manufacturers, non-exclusive licenses for its patented V-chip technology. Soundview Technologies did not record any license fee income during the first and second quarters of 2002. The Acacia Media Technologies Group continues to pursue both licensing and strategic business alliances with other television manufacturers and leading companies in the media technologies industry.

         Acacia Media Technologies Group's patent on the V-chip technology expires in July 2003. The Acacia Media Technologies Group may continue to collect license fees on televisions sold in the United States during the patent term, subsequent to the July 2003 patent expiration date. The Acacia Media Technologies Group is beginning to market its digital media transmission technology and is looking to acquire other technologies. The eventual licensing and sale of these technologies is intended to replace the revenue generated by licensing the V-chip technology. If we do not succeed in acquiring such technologies or are unable to commercially license our existing and future technologies, our financial condition may be adversely impacted.

         PRODUCT REVENUE AND COST OF SALES. During the three and six months ended June 30, 2002, product revenue was $274,000 as compared to $0 in product revenue during the three and six months ended June 30, 2001. During the three and six months ended June 30, 2002, cost of sales was $253,000 as compared to $0 in cost of sales during the three and six months ended June 30, 2001. Product revenue and cost of sales relates to the sale of a gene chip synthesizer and a gene-chip reader to a Japanese government institution by CombiMatrix's Japanese subsidiary.

         GRANT REVENUE. During the three months ended June 30, 2002, grant revenue was $164,000 as compared to $91,000 in grant revenue during the three months ended June 30, 2001. During the six months ended June 30, 2002, grant revenue was $413,000 as compared to $274,000 in grant revenue during the six months ended June 30, 2001. Grant revenue during the six months ended June 30, 2002 includes $182,000 ($91,000 in the first and second quarters of 2002) in grant revenue from CombiMatrix's continuing performance under its Phase II SBIR Department of Defense contract, $141,000 (recognized in the first quarter of 2002) in one-time contract research and development revenues and $90,000 ($17,000 and $73,000 in the first and second quarter of 2002, respectively) in revenue related to performance under its Phase I National Institutes of Health grant. Grant revenue for the three and six months ended June 30, 2001 related to CombiMatrix's continued performance under its Phase II SBIR contract.

         CombiMatrix was awarded the two-year $0.7 million Phase II SBIR contract in January 2000, which expires in July 2002. We expect to recognize a final grant revenue amount of $91,000 in the third quarter of 2002 related to the Phase II SBIR contract. In February 2002, CombiMatrix was awarded a six month $100,000 Phase I National Institutes of Health grant for the development of its protein biochip technology, of which $90,000 has been recognized as revenue in the first two quarters of 2002, and we expect to recognize the remaining portion of the grant in the third quarter of 2002.

         RESEARCH AND DEVELOPMENT EXPENSES. During the three months ended June 30, 2002, research and development expense was $5.0 million, as compared to $2.7 million in the three months ended June 30, 2001. During the six months ended June 30, 2002, research and development expense was $7.7 million, as compared to $5.8 million in the six months ended June 30, 2001. Research and development expenses for both periods relate to CombiMatrix. The increase in research and development expense for 2002, as compared to the same period in 2001 was primarily due to an increase in activities related to CombiMatrix's continuing performance under the product commercialization phase of its license, supply, research and development agreements with Roche Diagnostics GmbH ("Roche"), including increases in labor, supplies and materials, development of prototype microarrays and instruments, and the use of outside consultants for certain engineering and manufacturing efforts.

         CombiMatrix's research and development activities during the third and fourth quarters of 2001 and the first two quarters of 2002 were focused on efforts to further develop and enhance its microarray technologies as well as to commercialize these technologies. The majority of these efforts were driven by CombiMatrix's obligations under its license, supply, research and development agreements with Roche, which were executed in July 2001. These projects include development of production microarray synthesis techniques, higher density microarrays and the overall commercialization efforts of the technologies that Roche is licensing from CombiMatrix.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. We incurred marketing, general and administrative expenses of $5.5 million ($2.5 million related to CombiMatrix) during the three months ended June 30, 2002, as compared to $9.6 million ($3.3 million related to CombiMatrix) in the three months ended June 30, 2001. Marketing, general and administrative expenses were $9.6 million ($4.5 million related to CombiMatrix) during the six months ended June 30, 2002, as compared to $15.8 million ($6.4 million related to CombiMatrix) in the six months ended June 30, 2001.

         The decrease in marketing, general and administrative expenses for 2002 as compared to the same period in 2001 was due to: a decrease in salaries and benefits costs related to a decrease in headcount at Acacia corporate resulting from the closure and/or write-off of several of our early stage investments at the end of 2000; a decrease in CombiMatrix's sales and marketing head count and related expenses, recruitment and relocation expenses, administrative head count and legal costs; and a decrease in legal fees incurred related to Soundview Technologies' patent licensing and related infringement settlements. Legal fees related to the license fee agreements executed with television manufacturers are generally incurred on a contingency basis, based on license fee payments received. Marketing, general and administrative expenses for the six months ended June 30, 2002 include $692,000 in professional fees incurred in connection with the preparation and filing of our registration statement on Form S-4 related to the proposed recapitalization transaction discussed elsewhere herein.

         NON-CASH STOCK COMPENSATION EXPENSE.

         RESEARCH AND DEVELOPMENT. During the three and six months ended June 30, 2002, research and development related non-cash stock compensation charges, all of which relate to CombiMatrix, were $0.7 million and $1.1 million, respectively, as compared to $2.0 million and $4.4 million, respectively, during the comparable periods in 2001.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. During the three and six months ended June 30, 2002, marketing, general and administrative non-cash stock compensation charges were $1.5 million ($1.4 million related to CombiMatrix) and $2.5 million ($2.4 million related to CombiMatrix), respectively, as compared to $5.2 million (approximately $5.2 million related to CombiMatrix) and $11.2 million ($10.4 million related to CombiMatrix), respectively, in the comparable period in 2001.

         The decrease in non-cash stock compensation charges related to research and development and marketing, general and administrative expenses is primarily due to the forfeiture and cancellation of certain options in the third and fourth quarters of 2001 and a reduction in scheduled stock compensation amortization related to the accelerated method of amortization utilized by us pursuant to FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"), which results in higher amounts of amortization in the early vesting periods, and lower amounts of amortization in subsequent vesting periods. CombiMatrix non-cash stock compensation amortization expense for the six months ended June 30, 2002 are net of $748,000 in stock compensation expense reversal related to the forfeiture of certain unvested stock options in the first and second quarters of 2002.

         AMORTIZATION OF PATENTS AND GOODWILL. During the three months ended June 30, 2002 and 2001, amortization expense relating to patents and goodwill was $0.6 million. During the six months ended June 30, 2002, amortization expense was $1.1 million, as compared to $1.3 million in amortization expense during the six months ended June 30, 2001. Amortization expense relating to patents and goodwill for the three and six months ended June 30, 2002 excludes $0.2 million and $0.5 million, respectively, of amortization expense pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires goodwill to be tested for impairment under certain circumstances and written off when determined to be impaired, rather than being amortized as previous standards required. The reduction in goodwill amortization in the three and six months ended June 30, 2002 was offset by an increase in patent amortization related to the increase in our ownership interest in Acacia Media Technologies Corporation (formerly Greenwich Information Technologies, a limited liability company) from 33% to 100% through the purchase of the ownership interest of Acacia Media Technologies Corporation's other member in November 2001. As a result of the purchase, we will be recording additional patent amortization of $0.2 million on a quarterly basis over the related patents' economic useful lives (approximately 10 years) related to the intangibles identified in connection with the application of the purchase method of accounting.

         OTHER (EXPENSE) INCOME, NET. During the three months ended June 30, 2002, other expense, net (primarily comprised of interest income, realized and unrealized gains and losses on trading securities, equity in losses of affiliate and other) was $0.8 million, as compared to $1.0 million in net other income in 2001. During the six months ended June 30, 2002, other expense, net (primarily comprised of interest income, realized and unrealized gains and losses on trading securities, equity in losses of affiliate and other) was $1.3 million, as compared to $2.2 million in net other income in 2001.

         INTEREST INCOME. During the three months ended June 30, 2002, interest income was $0.3 million, as compared to $1.0 million in the three months ended June 30, 2001. During the six months ended June 30, 2002, interest income was $0.7 million, as compared to $2.2 million in the six months ended June 30, 2001. The decrease in interest income during 2002 was primarily due to the impact of a decrease in interest rates on our short-term investments related to sharp interest rate cuts by the Federal Open Market Committee and other external economic factors negatively impacting rates of return on short-term investments occurring during the third and fourth quarters of 2001.

                  REALIZED LOSSES ON SHORT-TERM INVESTMENTS. During the three months ended June 30, 2002, net realized losses on short-term investments was $0.9 million, as compared to no realized losses on short-term investments in the three months ended June 30, 2001. During the six months ended June 30, 2002, net realized losses on short-term investments was $1.5 million, as compared to no realized losses on short-term investments in the six months ended June 30, 2001. The increase in realized losses on short-term investments during 2002 was due to realized losses recorded on certain trading securities during the three and six months ended June 30, 2002. We did not hold any trading securities during the three or six months ended June 30, 2001.

                  UNREALIZED LOSSES ON SHORT-TERM INVESTMENTS. During the three months ended June 30, 2002, net unrealized losses were $0.2 million, as compared to no unrealized losses in the same period in 2001. During the six months ended June 30, 2002, net unrealized loses were $0.5 million, as compared to no unrealized losses in the same period in 2001. The increase is due to the results of certain trading securities held during the respective periods. We did not hold any trading securities during the three or six months ended June 30, 2001.

                 EQUITY IN LOSSES OF AFFILIATE. During the three months ended June 30, 2002, equity in losses of affiliate was $0, as compared to $55,000 in the three months ended June 30, 2001. During the six months ended June 30, 2002, equity in losses of affiliate was $0, as compared to $110,000 in the six months ended June 30, 2001. Equity in losses of affiliate during the three and six months ended June 30, 2001 was comprised of losses recorded for our equity investment in Acacia Media Technologies Corporation. As of December 31, 2001, we no longer account for any of our investments under the equity method as we directly own more that 50% of the outstanding voting securities of all of our subsidiaries and as a result, account for our investments under the consolidation method of accounting.

         MINORITY INTERESTS. Minority interests in the losses of consolidated subsidiaries was $4.1 million during the three months ended June 30, 2002, as compared to $4.4 million in the same period in 2001. Minority interests in the losses of consolidated subsidiaries was $6.5 million during the six months ended June 30, 2002, as compared to $9.6 million in the same period in 2001. Minority interests in the losses of consolidated subsidiaries for the three and six months ended June 30, 2002 were primarily comprised of minority interests in the net losses of CombiMatrix totaling $4.0 million and $6.3 million, respectively. Minority interests in the losses of consolidated subsidiaries for the three and six months ended June 30, 2001 were comprised primarily of minority interests in the net losses of CombiMatrix totaling $5.3 million and $10.8 million, respectively. Minority interests in the losses of consolidated subsidiaries for the three and six months ended June 30, 2001 were partially offset by minority interests in the net income of Soundview Technologies totaling $1.0 million and $1.3 million, respectively. The decrease in minority interests in the losses of consolidated subsidiaries is primarily due to a reduction in CombiMatrix's net losses for the three and six months ended June 30, 2002 as compared to the same periods in 2001.


DEFERRED NON-CASH STOCK COMPENSATION CHARGES

         During the year ended December 31, 2000, our majority-owned subsidiary, CombiMatrix, recorded deferred non-cash stock compensation charges aggregating approximately $53.8 million in connection with the granting of stock options. The stock options were granted at exercise prices equal to the fair value of the underlying CombiMatrix stock on the date of grant as determined in good faith by CombiMatrix's board of directors. Such exercise prices were subsequently determined to be below fair value due to a substantial step-up in the fair value of CombiMatrix pursuant to a valuation provided by an investment banker in contemplation of a potential CombiMatrix initial public offering in 2000. In connection with the proposed CombiMatrix initial public offering and pursuant to Securities and Exchange Commission rules and guidelines, we were required to reassess the value of stock options issued during the one-year period preceding the potential initial public offering and utilize the stepped-up fair value provided by the investment banker for purposes of determining whether such stock option issuances were compensatory, resulting in the calculation of the $53.8 million in deferred non-cash stock compensation charges in 2000. Deferred non-cash stock compensation charges are being amortized by CombiMatrix over the respective option grant vesting periods, which range from one to four years. At June 30, 2002, remaining non-cash deferred stock compensation, net of past amortization, and the impact of previous forfeitures and cancellations totaled $7.6 million.

         The remaining deferred non-cash stock compensation balance as of June 30, 2002 related to stock options issued by CombiMatrix represents the future non-cash deferred stock compensation expense that will be reflected in our consolidated statements of operations and comprehensive loss as non-cash stock compensation charges over the next ten quarters from July 1, 2002 through December 31, 2004 as follows:


            FIRST         SECOND         THIRD         FOURTH
YEAR       QUARTER        QUARTER       QUARTER        QUARTER          TOTAL
----       -------        -------       -------        -------          -----

2002     $       --     $       --     $2,000,000     $1,191,000     $3,191,000
2003        955,000        959,000        921,000        492,000      3,327,000
2004        350,000        345,000        316,000         73,000      1,084,000
                                                                     -----------
                                                                     $7,602,000
                                                                     ===========

         Non-cash deferred stock compensation expense scheduled to be recognized in future periods reflected above may be impacted by certain subsequent stock option transactions including modification of terms, cancellations, forfeitures and other activity.


INFLATION

         Inflation has not had a significant impact on us or our subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2002, we had cash and short-term investments of $66.4 million on a consolidated basis, including discontinued operations, of which Acacia Research Corporation, on a stand-alone basis excluding our subsidiaries, had $37.2 million. Working capital was $53.6 million on a consolidated basis at June 30, 2002. There were no significant financing activities for the three months ended June 30, 2002.

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


RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 3 to the interim financial statements included elsewhere herein.


RISK FACTORS

         Set forth below and elsewhere in this Quarterly Report and in the other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.

                         RISKS RELATING TO OUR BUSINESS

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         We have sustained substantial losses since our inception resulting in an accumulated deficit of $116.1 million (including a reclassification of accumulated deficit in the amount of $21.7 million to permanent capital representing the fair value of the ten percent (10%) stock dividend paid in
2001) on a consolidated basis, including operating losses of $43.2 million in 2001 and $21.5 million for the six months ended June 30, 2002. We may never become profitable or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

TECHNOLOGY COMPANY STOCK PRICES ARE ESPECIALLY VOLATILE, AND THIS VOLATILITY MAY DEPRESS OUR STOCK PRICE.

         Our common stock, which is quoted on the NASDAQ Market, has experienced significant price and volume fluctuations. Additionally, the stock market generally, and the stock prices of technology companies specifically, have been very volatile. The market price of our common stock may fluctuate significantly in response to a number of factors beyond our control, including:

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

BECAUSE OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY AND MAY CONTINUE TO DO SO IN THE FUTURE, OUR STOCK PRICE MAY BE VERY VOLATILE.

         Each of the risk factors described below may cause our operating results to vary significantly from quarter to quarter. As a result of these and other risk factors, the price of our stock may be more volatile than the stock prices of other companies. Certain risk factors specific to our subsidiaries are listed in the following risk factor.

         The risks affecting our operating results include:

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

         o        general economic conditions;

         o the cost of future acquisitions, which may increase due to intense competition from other potential acquirers of technology-related companies or ideas; and

         o our ability to generate a consistent source of recurring revenue to fund expenses incurred in pursuing and developing new business ventures.

BECAUSE OUR SUBSIDIARY COMPANIES MAY NOT GENERATE ANY REVENUES, AND OPERATING RESULTS FROM OUR SUBSIDIARY COMPANIES MAY FLUCTUATE SIGNIFICANTLY, OUR OWN OPERATING RESULTS MAY BE NEGATIVELY AFFECTED.

         Our operating results may be materially impacted by the operating results of our subsidiary companies. The revenues and operating results of each of our subsidiary companies have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. We cannot assure that these companies will be able to meet their anticipated working capital needs to develop their products and services. If they fail to properly develop these products and services, they will be unable to generate meaningful product sales. The following are among the factors that could cause each subsidiary company's operating results to fluctuate significantly from period to period:

         o        the stage of development of the business;

         o the technical feasibility of their technologies and techniques;

         o        their ability to exploit and commercialize technology;

         o        the timing of new product introductions;

         o        the novelty of their technology;

         o        the accuracy, effectiveness and reliability of their products;

         o        the level of product acceptance;

         o the volume and timing of orders received and product line maturation;

         o the nature, pricing and timing of their and their competitors' products;

         o changes in their and their competitors' research and development budgets;

         o        access to distribution channels;

         o the timing of payments under the terms of any customer or license agreements;

         o        the strength of their intellectual property rights;

         o their ability to avoid infringing the intellectual property rights of others;

         o expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights;

         o expenses related to, and their ability to comply with, governmental regulations of products and processes; and

         o costs related to acquisitions, alliances, licenses and other efforts to expand their operations.

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

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

         As of June 30, 2002, we had cash and short-term investments of $66.4 million on our consolidated financial statements. However, portions of these funds were held by certain of our consolidated subsidiaries and thus are restricted to their individual use.

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

         Each of our subsidiary companies has key executives upon whom we significantly depend, and the success of those subsidiary companies depends on their ability to retain and motivate those individuals. In addition, the growth of any of our subsidiaries would likely place increased demands on its resources and require the addition of new management personnel.

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

         On November 28, 2000, Nanogen, Inc. ("Nanogen") filed a complaint against CombiMatrix and Donald D. Montgomery, Ph.D., a former employee of Nanogen and an officer and director of CombiMatrix, in the United States District Court for the Southern District of California. Nanogen alleges breach of contract, trade secret misappropriation and that U. S. Patent No. 6,093,302 and other proprietary information belonging to CombiMatrix are instead the property of Nanogen. CombiMatrix and Dr. Montgomery both deny, and intend to vigorously defend against, the claims in the lawsuit. Accordingly, on December 15, 2000, CombiMatrix and Dr. Montgomery filed a motion to dismiss the lawsuit, which was denied in part and granted in part on February 1, 2001. On March 9, 2001, CombiMatrix and Dr. Montgomery filed a counterclaim, alleging breach of express covenants not to sue or otherwise interfere with Dr. Montgomery arising out of a release signed by Nanogen in 1996. On April 4, 2001, Nanogen filed a motion to dismiss the counterclaim, which the court denied in its entirety on July 27, 2001. On July 31, 2002, the court denied a motion filed by CombiMatrix for partial summary judgment regarding Donald Montgomery's prior settlement agreement with Nanogen. Fact discovery is ongoing. CombiMatrix intends to vigorously defend the lawsuit and pursue the counterclaim. Although we believe that Nanogen's claims are without merit, we cannot predict the outcome of the litigation. If Nanogen prevails in its lawsuit against CombiMatrix, CombiMatrix's business, results of operations and financial condition could be materially adversely affected.

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

         During the six months ended June 30, 2002, we had an operating loss of approximately $21.5 million and a net loss of approximately $16.1 million. If we continue to incur operating losses, we may not have enough money to expand our business and our subsidiary companies' businesses in the future.

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


            RISKS RELATED TO OUR PROPOSED RECAPITALIZATION AND MERGER

WE INTEND TO DIVIDE OUR COMMON STOCK INTO TWO NEW CLASSES AND TO ACQUIRE THE MINORITY STOCKHOLDER INTERESTS IN COMBIMATRIX.

         On March 20, 2002, we announced our intention to divide our common stock into two new classes: one that would reflect the performance of our CombiMatrix subsidiary, and another that would reflect the performance of our media technologies business, including Soundview Technologies and Acacia Media Technologies. We also announced our intention to acquire the minority stockholder interests in CombiMatrix. If these proposals are approved by our stockholders, our operating results could be negatively affected by various factors related to the recapitalization and acquisition, including: difficulty obtaining or meeting conditions imposed for any necessary legal, governmental and administrative approvals for the transactions; costs related to the transactions; fluctuating stock market levels that could cause the value of our new stock classes to be less than our current stock value; the failure of the stock market to ascribe value to our new business structure; and the failure of Acacia to realize anticipated benefits of these transactions.

SINCE THERE HAS BEEN NO PRIOR MARKET FOR THE TWO NEW CLASSES OF STOCK, WE CAN NOT PROVIDE ANY ASSURANCES AS TO THE MARKET PRICE OR LIQUIDITY OF EACH OF THOSE STOCKS.

         Because there has been no prior market for the two proposed classes of stock, we cannot assure you of their respective market prices or liquidity following the recapitalization if such recapitalization is approved by our stockholders. If the merger and recapitalization are approved and an active market does develop, we cannot assure you that it will be maintained. Until an orderly market does develop for the two stocks, their respective trading prices may fluctuate significantly.

THE COMBINED MARKET VALUES OF THE TWO CLASSES OF STOCK RECEIVED IN THE RECAPITALIZATION MAY BE LESS THAN THE MARKET VALUE OF OUR EXISTING COMMON STOCK.

         If the merger and recapitalization are approved, we cannot assure you that the combined market values of the two classes of stock received in the recapitalization will equal or exceed the market value of a share of our existing common stock prior to the recapitalization. The capital structure of having two separate classes of common stock for the two groups is more complex than having a single class of common stock and not directly comparable to common stock of companies that have been spun off by their parent companies. The complex nature of the two classes of stock, and the potential difficulty that investors may have in understanding these terms, may adversely affect the market price of the two classes of stock. Examples of these terms include:

         o board discretion in making determinations affecting the two groups, such as handling potential conflicts of interest between the two groups and possibly changing allocation policies between the groups;

         o redemption and conversion rights applicable upon the disposition of all or substantially all of the assets attributed to either group;

         o the ability of our board to convert shares of one class of common stock into shares of the other class of common stock; and

         o        variable voting rights of the two classes of stock.

WE MAY NOT COMPLETE THE RECAPITALIZATION OF OUR STOCK OR THE ACQUISITION OF THE MINORITY STOCKHOLDER INTERESTS IN COMBIMATRIX.

         Both the recapitalization of our stock and the acquisition of the remaining minority interests in CombiMatrix are subject to several conditions, including the approval of our stockholders, approval for listing of both of the new share classes on the NASDAQ Market and other customary conditions. As a result, there cannot be any assurance that the recapitalization of our stock or the acquisition of the minority stockholder interests in CombiMatrix will be completed. If either event does not occur, we expect to continue to operate under our current operating structure. This would prevent us from realizing the possible benefits that the recapitalization and the acquisition would provide to us.

                          RISKS RELATING TO COMBIMATRIX

COMBIMATRIX HAS A HISTORY OF LOSSES AND EXPECTS TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         CombiMatrix has sustained substantial losses since its inception. CombiMatrix may never become profitable or if it does, it may never be able to sustain profitability. We expect CombiMatrix to incur significant research and development, marketing, general and administrative expenses. As a result, we expect CombiMatrix to incur significant losses for the foreseeable future.

         CombiMatrix anticipates significant fixed expenses due in part to its need to continue to invest in product development. It may be unable to adjust its expenditures if revenues in a particular period fail to meet its expectations, which would harm its operating results for that period.

COMBIMATRIX IS IN THE DEVELOPMENT STAGE DEPLOYING UNPROVEN TECHNOLOGIES WHICH MAKES EVALUATION OF ITS BUSINESS AND PROSPECTS DIFFICULT AND IT MAY BE FORCED TO CEASE OPERATIONS IF IT DOES NOT DEVELOP COMMERCIALLY SUCCESSFUL PRODUCTS.

         CombiMatrix has not proven its ability to commercialize products. In order to successfully commercialize any products, it will have to make significant investments, including investments in research and development and testing, to demonstrate their technical benefits and cost-effectiveness. Problems frequently encountered in connection with the commercialization of products using new and unproven technologies might limit its ability to develop and commercialize its products. For example, CombiMatrix's products may be found to be ineffective, unreliable or otherwise unsatisfactory to potential customers. CombiMatrix may experience unforeseen technical complications in the processes it uses to develop, manufacture, customize or receive orders for its products. These complications could materially delay or limit the use of any products CombiMatrix attempts to commercialize, substantially increase the anticipated cost of its products or prevent it from implementing its processes at appropriate quality and scale levels, thereby causing its business to suffer.

COMBIMATRIX MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE ON ACCEPTABLE TERMS, COMBIMATRIX MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

         CombiMatrix's future capital requirements will be substantial and will depend on many factors including how quickly it commercializes its products, the progress and scope of its collaborative and independent research and development projects, the filing, prosecution, enforcement and defense of patent claims and the need to obtain regulatory approval for certain products in the United States or elsewhere. Changes may occur that would cause CombiMatrix's available capital resources to be consumed significantly sooner than it expects.

         CombiMatrix may be unable to raise sufficient additional capital on favorable terms or at all. If it fails to do so, it may have to curtail or cease operations or enter into agreements requiring it to relinquish rights to certain technologies, products or markets because it will not have the capital necessary to exploit them.

IF COMBIMATRIX DOES NOT ENTER INTO SUCCESSFUL PARTNERSHIPS AND COLLABORATIONS WITH OTHER COMPANIES, IT MAY NOT BE ABLE TO FULLY DEVELOP ITS TECHNOLOGIES OR PRODUCTS, AND ITS BUSINESS WOULD BE HARMED.

         Since CombiMatrix does not possess all of the resources necessary to develop and commercialize products that may result from its technologies, it will need either to grow its sales, marketing and support group or make appropriate arrangements with strategic partners to market, sell and support its products. CombiMatrix believes that it will have to enter into strategic partnerships to develop and commercialize future products. If it does not enter into adequate agreements, or if its existing arrangements or future agreements are not successful, its ability to develop and commercialize products will be impacted negatively, and its revenues will be adversely affected.

         The current business of CombiMatrix is substantially dependent on its existing arrangement with Roche Diagnostics GmbH ("Roche"). CombiMatrix currently relies upon payments by Roche for a majority of its future revenues and expends a majority of its resources toward fulfilling its contractual obligations to Roche. Roche's primary service to CombiMatrix is to distribute and proliferate its technology platform. If CombiMatrix were to lose its relationship with Roche, CombiMatrix would be required to establish a distribution agreement with another partner or distribute its technology platform itself. This could prove difficult, time-consuming and expensive, and CombiMatrix may not be successful in achieving this objective.

COMBIMATRIX HAS LIMITED EXPERIENCE COMMERCIALLY MANUFACTURING, MARKETING OR SELLING ANY OF ITS POTENTIAL PRODUCTS, AND UNLESS IT DEVELOPS THESE CAPABILITIES, IT MAY NOT BE SUCCESSFUL.

         Even if CombiMatrix is able to develop its products for commercial release, it has limited experience in manufacturing its products in the volumes that will be necessary for it to achieve commercial sales and in marketing or selling its products to potential customers. We cannot assure you that CombiMatrix will be able to commercially produce its products on a timely basis, in sufficient quantities or on commercially reasonable terms.

IF COMBIMATRIX'S NEW AND UNPROVEN TECHNOLOGY IS NOT USED BY RESEARCHERS IN THE PHARMACEUTICAL, BIOTECHNOLOGY AND ACADEMIC COMMUNITIES, ITS BUSINESS WILL SUFFER.

         CombiMatrix's products may not gain market acceptance. In that event, it is unlikely that its business will succeed. Biotechnology and pharmaceutical companies and academic research centers have historically analyzed genetic variation and function using a variety of technologies, and many of them have made significant capital investments in existing technologies. Compared to existing technologies, CombiMatrix's technologies are new and unproven. In order to be successful, its products must meet the commercial requirements of the biotechnology, pharmaceutical and academic communities as tools for the large-scale analysis of genetic variation and function. Market acceptance will depend on many factors, including:

         o the development of a market for its tools for the analysis of genetic variation and function, the study of proteins and other purposes;

         o the benefits and cost-effectiveness of its products relative to others available in the market;

         o its ability to manufacture products in sufficient quantities with acceptable quality and reliability and at an acceptable cost;

         o its ability to develop and market additional products and enhancements to existing products that are responsive to the changing needs of its customers;

         o the willingness and ability of customers to adopt new technologies requiring capital investments or the reluctance of customers to change technologies in which they have made a significant investment; and

         o the willingness of customers to transmit test data and permit CombiMatrix to transmit test results over the Internet, which will be a necessary component of its product and services packages unless customers purchase or license its equipment for use in their own facilities.

IF THE MARKET FOR ANALYSIS OF GENOMIC INFORMATION DOES NOT DEVELOP OR IF GENOMIC INFORMATION IS NOT AVAILABLE TO COMBIMATRIX'S POTENTIAL CUSTOMERS, ITS BUSINESS WILL NOT SUCCEED.

         CombiMatrix is designing its technology primarily for applications in the biotechnology, pharmaceutical and academic communities. The usefulness of CombiMatrix's technology depends in part upon the availability of genomic data. CombiMatrix is initially focusing on markets for analysis of genetic variation and function, namely SNP genotyping and gene expression profiling. These markets are new and emerging, and they may not develop as CombiMatrix anticipates, or at all. Also, researchers may not seek or be able to convert raw genomic data into medically valuable information through the analysis of genetic variation and function. If genomic data is not available for use by CombiMatrix's customers or if its target markets do not emerge in a timely manner, or at all, demand for its products will not develop as it expects, and it may never become profitable.

THE EXPANSION OF COMBIMATRIX'S PRODUCT LINES MAY SUBJECT IT TO REGULATION BY THE UNITED STATES FOOD AND DRUG ADMINISTRATION AND FOREIGN REGULATORY AUTHORITIES, WHICH COULD PREVENT OR DELAY ITS INTRODUCTION OF NEW PRODUCTS.

         If CombiMatrix manufactures, markets or sells any products for any regulated clinical or diagnostic applications, those products will be subject to extensive governmental regulation as medical devices in the United States by the FDA and in other countries by corresponding foreign regulatory authorities. The process of obtaining and maintaining required regulatory clearances and approvals is lengthy, expensive and uncertain. Products that CombiMatrix manufactures, markets or sells for research purposes only are not subject to governmental regulations as medical devices or as analyte specific reagents to aid in disease diagnosis. We believe that CombiMatrix's success will depend upon commercial sales of improved versions of products, certain of which cannot be marketed in the United States and other regulated markets unless and until CombiMatrix obtains clearance or approval from the FDA and its foreign counterparts, as the case may be. Delays or failures in receiving these approvals may limit our ability to benefit from new CombiMatrix products.

AS COMBIMATRIX'S OPERATIONS EXPAND, ITS COSTS TO COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS WILL INCREASE, AND FAILURE TO COMPLY WITH THESE LAWS AND REGULATIONS COULD HARM ITS FINANCIAL RESULTS.

         CombiMatrix's operations involve the use, transportation, storage and disposal of hazardous substances, and as a result it is subject to environmental and health and safety laws and regulations. As CombiMatrix expands its operations, its use of hazardous substances will increase and lead to additional and more stringent requirements. The cost to comply with these and any future environmental and health and safety regulations could be substantial. In addition, CombiMatrix's failure to comply with laws and regulations, and any releases of hazardous substances into the environment or at its disposal sites, could expose CombiMatrix to substantial liability in the form of fines, penalties, remediation costs and other damages, or could lead to a curtailment or shut down of its operations. These types of events, if they occur, would adversely impact the group's financial results.

COMBIMATRIX'S BUSINESS DEPENDS ON ISSUED AND PENDING PATENTS, AND THE LOSS OF ANY PATENTS OR THE GROUP'S FAILURE TO SECURE THE ISSUANCE OF PATENTS COVERING ELEMENTS OF ITS BUSINESS PROCESSES WOULD MATERIALLY HARM ITS BUSINESS AND FINANCIAL CONDITION.

         CombiMatrix's success depends on its ability to protect and exploit its intellectual property. CombiMatrix currently has two patents issued in the United States, one patent issued in Europe and more than 42 patent applications pending in the United Sates, Europe and elsewhere. The patent application process before the Unites States Patent and Trademark Office and other similar agencies in other countries is initially confidential in nature. Patents that are filed outside the United States, however, are published approximately eighteen months after filing. CombiMatrix cannot determine in a timely manner whether patent applications covering technology that competes with its technology have been filed in the United States or other foreign countries or which, if any, will ultimately issue or be granted as enforceable patents. Some of CombiMatrix's patent applications may claim compositions, methods or uses that may also be claimed in patent applications filed by others. In some or all of these applications, a determination of priority of inventorship may need to be decided in a proceeding before the United States Patent and Trademark Office or a foreign regulatory body or a court. If CombiMatrix is unsuccessful in these proceedings, it could be blocked from further developing, commercializing or selling products. Regardless of the ultimate outcome, this process is time-consuming and expensive.

ANY INABILITY TO ADEQUATELY PROTECT COMBIMATRIX'S PROPRIETARY TECHNOLOGIES COULD MATERIALLY HARM COMBIMATRIX'S COMPETITIVE POSITION AND FINANCIAL RESULTS.

         If CombiMatrix does not protect its intellectual property adequately, competitors may be able to use its technologies and erode any competitive advantage that it may have. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights abroad. These problems can be caused by the absence of rules and methods for defending intellectual property rights.

         The patent positions of companies developing tools for the biotechnology, pharmaceutical and academic communities, including CombiMatrix's patent position, generally are uncertain and involve complex legal and factual questions. CombiMatrix will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that its proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. CombiMatrix's existing patents and any future issued or granted patents it obtains may not be sufficiently broad in scope to prevent others from practicing its technologies or from developing competing products. There also is a risk that others may independently develop similar or alternative technologies or designs around CombiMatrix's patented technologies. In addition, others may oppose or invalidate its patents, or its patents may fail to provide it with any competitive advantage. Enforcing CombiMatrix's intellectual property rights may be difficult, costly and time-consuming and ultimately may not be successful.

         CombiMatrix also relies upon trade secret protection for its confidential and proprietary information. While it has taken security measures to protect its proprietary information, these measures may not provide adequate protection for its trade secrets or other proprietary information. CombiMatrix seeks to protect its proprietary information by entering into confidentiality and invention disclosure and transfer agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose its proprietary information, and CombiMatrix may not be able to meaningfully protect its trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to its trade secrets.

ANY LITIGATION TO PROTECT COMBIMATRIX'S INTELLECTUAL PROPERTY OR ANY THIRD-PARTY CLAIMS OF INFRINGEMENT COULD DIVERT SUBSTANTIAL TIME AND MONEY FROM COMBIMATRIX'S BUSINESS AND COULD SHUT DOWN SOME OF ITS OPERATIONS.

         CombiMatrix's commercial success depends in part on its non-infringement of the patents or proprietary rights of third parties. Many companies developing tools for the biotechnology and pharmaceutical industries use litigation aggressively as a strategy to protect and expand the scope of their intellectual property rights. Accordingly, third parties may assert that CombiMatrix is employing their proprietary technology without authorization. In addition, third parties may claim that use of CombiMatrix's technologies infringes their current or future patents. CombiMatrix could incur substantial costs and the attention of its management and technical personnel could be diverted while defending ourselves against any of these claims. CombiMatrix may incur the same liabilities in enforcing its patents against others. CombiMatrix has not made any provision in its financial plans for potential intellectual property related litigation, and it may not be able to pursue litigation as aggressively as competitors with substantially greater financial resources.

         If parties making infringement claims against CombiMatrix are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block CombiMatrix's ability to further develop, commercialize and sell products, and could result in the award of substantial damages against it. If CombiMatrix is unsuccessful in protecting and expanding the scope of its intellectual property rights, its competitors may be able to develop, commercialize and sell products that compete with it using similar technologies or obtain patents that could effectively block its ability to further develop, commercialize and sell its products. In the event of a successful claim of infringement against it, CombiMatrix may be required to pay substantial damages and either discontinue those aspects of its business involving the technology upon which it infringed or obtain one or more licenses from third parties. While CombiMatrix may license additional technology in the future, it may not be able to obtain these licenses at a reasonable cost, or at all. In that event, it could encounter delays in product introductions while it attempts to develop alternative methods or products, which may not be successful. Defense of any lawsuit or failure to obtain any of these licenses could prevent it from commercializing available products.

              RISKS RELATING TO THE ACACIA MEDIA TECHNOLOGIES GROUP

THE V-CHIP TECHNOLOGY PATENT HELD BY SOUNDVIEW TECHNOLOGIES WILL EXPIRE IN JULY 2003, AND IF THE GROUP DOES NOT DEVELOP OTHER RECURRING SOURCES OF REVENUE, ITS FINANCIAL CONDITION WILL BE ADVERSELY IMPACTED.

         Soundview Technologies, and Acacia Research as a whole, has generated substantially all of its revenues from licensing the patented V-chip technology to television manufacturers. Soundview Technologies' patent on the V-chip technology will expire in July 2003. Soundview Technologies will not be able to collect royalties for televisions containing V-chip technology sold after the expiration of that patent, but it may still collect revenues from the sale of such televisions in the U.S. before that date. Acacia Media Technologies is beginning to market its digital media transmission technology and is developing other technologies and products. The eventual licensing and sale of these technologies is intended to replace the revenue currently being generated by licensing its V-chip technology. If we do not succeed in developing such technologies or is unable to commercially license its existing and future technologies, its financial condition will be adversely impacted.

THE ACACIA MEDIA TECHNOLOGIES GROUP FACES INTENSE COMPETITION, AND WE CANNOT ASSURE YOU THAT IT WILL BE SUCCESSFUL.

         We believe that Soundview Technologies' V-chip technology is protected by enforceable patent rights. Other companies, however, may develop competing technologies that offer better or less expensive alternatives to those offered by Soundview Technologies. Many potential competitors, including television manufacturers, have significantly greater resources.

         Although we believe that Acacia Media Technologies has marketing and licensing rights to enforceable patents and other intellectual property relating to video and audio on demand, we cannot assure you that other companies will not develop competing technologies that offer better or less expensive alternatives to those offered by Acacia Media Technologies. In the event a competing technology emerges, Acacia Media Technologies would expect substantial additional competition.

THE MARKETS SERVED BY THE ACACIA MEDIA TECHNOLOGIES GROUP ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND IF THEY ARE UNABLE TO DEVELOP AND INTRODUCE NEW PRODUCTS, ITS REVENUES COULD STOP GROWING OR COULD DECLINE.

         The markets served by the Acacia Media Technologies group frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. Products for communications applications, as well as for high-speed computing applications, are based on continually evolving industry standards. A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on existing transmission standards. However, the ability of the Acacia Media Technologies group to compete in the future will depend on their ability to identify and ensure compliance with evolving industry standards.

THE ACACIA MEDIA TECHNOLOGIES GROUP'S SUCCESS IS BASED ON ITS ABILITY TO PROTECT ITS PROPRIETARY TECHNOLOGY AND ITS ABILITY TO DEFEND ITSELF AGAINST INFRINGEMENT CLAIMS.

         The success of the Acacia Media Technologies group relies, to varying degrees, on its proprietary rights and their protection or exclusivity. Although reasonable efforts will be taken to protect the Acacia Media Technologies group's proprietary rights, the complexity of international trade secret, copyright, trademark and patent law, and common law, coupled with limited resources and the demands of quick delivery of products and services to market, create risk that these efforts will prove inadequate.

         From time to time, the Acacia Media Technologies group may be subject to third-party claims in the ordinary course of business, including claims of alleged infringement of proprietary rights. Any such claims may harm the Acacia Media Technologies group by subjecting it to significant liability for damage and invalidating its proprietary rights. These types of claims, with or without merit, could subject the Acacia Media Technologies group to costly litigation and diversion of its technical and management personnel. The Acacia Media Technologies group depends largely on the protection of enforceable patent rights. The Acacia Media Technologies group has applications on file with the U.S. Patent and Trademark Office seeking patents on its core technologies and has patents or rights to patents that have been issued. We cannot assure you that the pending patent applications of the Acacia Media Technologies group will be issued, that third parties will not violate, or attempt to invalidate these intellectual property rights, or that certain aspects of those intellectual property will not be reverse-engineered by third parties without violating the patent rights of the Acacia Media Technologies group.

         For Acacia Media Technologies and Soundview Technologies, proprietary rights constitute their only significant assets. The Acacia Media Technologies group also owns licenses from third parties and it is possible that it could become subject to infringement actions based upon such licenses. The Acacia Media Technologies group generally obtains representations as to the origin and ownership of such licensed content. However, this may not adequately protect the Acacia Media Technologies group. The Acacia Media Technologies group enters into confidentiality agreements with third parties and generally limits access to information relating to its proprietary rights. Despite these precautions, third parties may be able to gain access to and use the Acacia Media Technologies group's proprietary rights to develop competing technologies and products with similar or better features and prices. Any substantial unauthorized use of the Acacia Media Technologies group's proprietary rights could materially and adversely affect its business and operational results.

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

         MARKETABLE EQUITY SECURITIES. We conduct a portion of our investing activity through a limited partnership, of which a wholly-owned subsidiary of ours is the general partner. As a result of the significant control that we exercise over the limited partnership, the assets and liabilities and results of operations have been consolidated by us at June 30, 2002. We maintain an investment portfolio of common stock in several publicly held companies. These common stock investments are classified as trading securities and are recorded on the balance sheet at their fair value, with unrealized gains and losses reported in the consolidated statement of operations. We are exposed to equity price risk on our portfolio of marketable equity securities. As of June 30, 2002, our total equity holdings in publicly traded companies were valued at $765,000. We believe that it is reasonably possible that the fair values of these securities could experience significant fluctuations in the near term.

         The following table represents the potential decrease in fair value of our marketable equity securities as of June 30, 2002 that are sensitive to changes in the stock market. Fair value deteriorations of minus 50%, 35% and 15% were selected based on the probability of their occurrence.

         Potential decrease to the value of securities given a 50%, 35% and 15% decrease in each stock's price:

                                                                                        FAIR VALUE AS OF
                                          (50%)            (35%)           (15%)         JUNE 30, 2002
                                          -----            -----           -----         -------------
        Marketable equity securities     $383,000        $268,000         $115,000           $765,000
                                         ========        ========         ========           ========


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

         In July 2002, Soundview Technologies executed a confidential license agreement with Loewe Opta GmbH whereby Soundview Technologies will receive a payment and grant a non-exclusive license of its V-chip patent. During 2001, Soundview Technologies entered into separate confidential settlement and/or license agreements with Hitachi America Ltd., Pioneer Electronics (USA) Incorporated, Samsung Electronics, LG Electronics, Inc., Daewoo Electronics Corporation of America, Sanyo Manufacturing Corporation, Funai Electric Co., Ltd., JVC Americas Corporation, Thomson Multimedia, Inc., Orion Electric Co., Ltd. and Matsushita Electric Industrial Co., Ltd. whereby Soundview Technologies will receive payments and grant non-exclusive licenses of its V-chip patent. In 2000, Soundview Technologies settled its lawsuit with Philips Electronics North America Corporation.


COMBIMATRIX

         On November 28, 2000, Nanogen, Inc. filed a complaint in the United States District Court for the Southern District of California against CombiMatrix and Donald D. Montgomery, Ph.D., Senior Vice President, Chief Technology Officer and a director of CombiMatrix. Dr. Montgomery was employed by Nanogen as a senior research scientist between May 1994 and August 1995. The Nanogen complaint alleges, among other things, breach of contract, trade secret misappropriation and that U.S. Patent No. 6,093,302 and other proprietary information belonging to CombiMatrix are instead the property of Nanogen. The complaint seeks, among other things, correction of inventorship on the patent, the assignment of rights in the patent and pending patent applications to Nanogen, an injunction preventing disclosure of trade secrets, damages for trade secret misappropriation and the imposition of a constructive trust. On December 15, 2000, CombiMatrix and Dr. Montgomery filed a motion to dismiss the lawsuit, which was denied in part and granted in part on February 1, 2001. On March 9, 2001, CombiMatrix and Dr. Montgomery filed a counterclaim, alleging breach of express covenants not to sue or otherwise interfere with Dr. Montgomery arising out of a release signed by Nanogen in 1996. On April 4, 2001, Nanogen filed a motion to dismiss the counterclaim, which the court denied in its entirety on July 27, 2001. On July 31, 2002, the court denied a motion filed by CombiMatrix for partial summary judgment regarding Donald Montgomery's prior settlement agreement with Nanogen. Fact discovery is ongoing. CombiMatrix intends to vigorously defend the lawsuit and pursue the counterclaim. Although we believe that Nanogen's claims are without merit, we cannot predict the outcome of the litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Acacia held its annual meeting of stockholders (the "Annual Meeting") on May 14, 2002 in Newport Beach, California.

         (i) At the Annual Meeting, the following persons were elected directors for a three-year term ending in 2005 based on the voting results below:

          Name                      For                    Withheld
          ----                      ---                    --------
          Thomas B. Akin            14,959,600             2,097,410
          Edward W. Frykman         14,865,401             2,191,609

         The following persons' terms as directors continued after the Annual Meeting and end in 2003: Paul R. Ryan and G. Louis Graziadio, III.

         The following persons' terms as directors continued after the Annual Meeting and end in 2004: Fred A. de Boom and Robert L. Harris, II.

         (ii) The stockholders ratified an amendment to Acacia's 1996 Stock Option Plan to increase the number of shares available for issuance under the plan by 1,000,000 shares. The voting results were as follows:

          For              Against           Abstain          Broker Non-Votes
          ---              -------           -------          ----------------
          4,921,635        3,976,916         181,129          7,988,030

         (iii) The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of Acacia for the fiscal year ending December 31, 2002. The voting results were as follows:

          For                    Against                   Abstain
          ---                    -------                   -------
          16,839,019             134,651                   83,340


ITEM 5.  OTHER INFORMATION

         On March 20, 2002, our board of directors approved a plan to divide our common stock into two new classes of common stock: new "Acacia Research Corporation - CombiMatrix" common stock, intended to reflect the performance of our CombiMatrix subsidiary and all corporate assets, liabilities and related transactions of Acacia Research Corporation attributed to the CombiMatrix business, and new "Acacia Research Corporation - Acacia Technologies" common stock, intended to reflect the performance of our media technology businesses, including Soundview Technologies, Acacia Media Technologies and all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the media technology businesses. The plan is subject to several conditions including the approval of our stockholders. If the recapitalization proposal were approved and the other conditions satisfied, our stockholders would receive shares of both of the new classes of stock in exchange for existing shares of Acacia Research Corporation common stock. The new share classes are intended to be separately listed on the NASDAQ Market under the symbols "CBMX" and "ACTG," respectively.

         Our board of directors and CombiMatrix's board of directors have also approved an agreement for us to acquire the minority stockholder interests in CombiMatrix. The proposed acquisition would be accomplished through a merger in which the minority stockholders of CombiMatrix would receive shares of the new "Acacia Research Corporation - CombiMatrix" common stock in exchange for their existing shares. The proposed transaction will be submitted to our stockholders and the stockholders of CombiMatrix for approval.

         The proposed recapitalization and merger are subject to several conditions, including, but not limited to, receipt of approval of the stockholders of both companies, as applicable, receipt of satisfactory tax opinions, approval for listing of each new class of stock on the NASDAQ Market and other customary conditions. Our stockholders will receive a proxy describing the terms of the proposals prior to being asked to vote upon and approve the recapitalization and merger at a special meeting to be held to consider these matters.

         On May 7, 2002, we filed a registration statement on Form S-4 with the Securities and Exchange Commission related to the proposed recapitalization and merger transactions discussed above. We filed amendments to the registration statement on July 2, 2002 and August 8, 2002.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

          None.


(b)      Reports on Form 8-K

          On May 10, 2002, Acacia filed a Current Report on Form 8-K to report financial results for the second quarter of 2002.

         On June 11, 2002, Acacia filed a Current Report on Form 8-K to report that Mr. Paul Ryan had terminated a previously established stock trading plan under SEC Rule 10b5-1.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ACACIA RESEARCH CORPORATION


                                    By:        /S/  Paul Ryan
                                         ---------------------------------------
                                         Paul Ryan
                                         Chief Executive Officer
                                         (Authorized Signatory)


                                    By:       /S/  Clayton J. Haynes
                                         ---------------------------------------
                                         Clayton J. Haynes
                                         Chief Financial Officer /Treasurer
                                         (Principal Financial Officer)

Date:  August 13, 2002