Form 10-Q/A
period 2002-06-30
ACACIA RESEARCH CORP
filed 2002-09-27
CIK 934549

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



                         COMMISSION FILE NUMBER: 0-26068



                           ACACIA RESEARCH CORPORATION
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)


           DELAWARE                                      95-4405754
           --------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or organization)

              500 NEWPORT CENTER DRIVE, NEWPORT BEACH, CA     92660
              -----------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

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

                              Yes [ X ] No [   ]

         At May 10, 2002, the registrant had 19,629,376 shares of common stock, $0.001 par value, issued and outstanding.

================================================================================

                                EXPLANATORY NOTE

This quarterly report on Form 10-Q/A for the quarterly period ended June 30, 2002 is being filed solely to amend the list of exhibits included in Item 6 therein and to file a new Exhibit 10.1. Exhibit 10.1 is hereby filed pursuant to a confidential treatment request filed with the Securities and Exchange Commission. The Form 10-Q/A constitutes Amendment No. 1 to Acacia Research Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

10.1* First Amendment, dated November 30, 2001, to the License and Supply Agreement, dated as of July 1, 2001, between CombiMatrix Corporation and Roche Diagnostics GmbH

* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ACACIA RESEARCH CORPORATION

DATED:  September 26, 2002                   /s/ Paul Ryan
                                             -----------------------------------
                                             Paul Ryan
                                             Chief Executive Officer
                                             (Authorized Signatory)

DATED:  September 26, 2002                   /s/ Clayton J. Haynes
                                             -----------------------------------
                                             Clayton J. Haynes
                                             Chief Financial Officer/Treasurer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX

Exhibit Number       Exhibit
--------------       -------

10.1* First Amendment, dated November 30, 2001, to the License and Supply Agreement, dated as of July 1, 2001, between CombiMatrix Corporation and Roche Diagnostics GmbH

* Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.