Form 10-Q/A
period 2002-06-30
ACACIA RESEARCH CORP
filed 2002-11-07
CIK 934549

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ______________

                                   FORM 10-Q/A
                          AMENDMENT NO. 2 TO FORM 10-Q

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

                500 NEWPORT CENTER DRIVE, NEWPORT BEACH, CA 92660
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                EXPLANATORY NOTE

This quarterly report on Form 10-Q/A for the quarterly period ended June 30, 2002 is being filed solely to provide the certifications required by Rule 13a-14 of the Securities Exchange Act of 1934. This Form 10-Q/A constitutes Amendment No. 2 to Acacia Research Corporation's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACACIA RESEARCH CORPORATION
DATED:  November 5, 2002                /s/ Paul Ryan
                                        ----------------------------------
                                        Paul Ryan
                                        Chief Executive Officer
                                        (Authorized Signatory)


DATED:  November 5, 2002                /s/ Clayton J. Haynes
                                        ----------------------------------
                                        Clayton J. Haynes
                                        Chief Financial Officer/Treasurer
                                        (Principal Financial Officer)

                                 CERTIFICATIONS

         I, Paul Ryan, Chief Executive Officer of Acacia Research Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Acacia Research Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: November 5, 2002

                                        /s/ Paul Ryan
                                        ----------------------------------
                                        Paul Ryan
                                        Chief Executive Officer

         I, Clayton J. Haynes, Chief Financial Officer and Treasurer of Acacia Research Corporation, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Acacia Research Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: November 5, 2002

                                        /s/ Clayton J. Haynes
                                        ----------------------------------
                                        Clayton J. Haynes
                                        Chief Financial Officer/Treasurer