Form 10-Q
period 2002-09-30
ACACIA RESEARCH CORP
filed 2002-11-13
CIK 934549

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

     As of November 12, 2002, the registrant had 19,640,808 shares of common stock, $0.001 par value, issued and outstanding.

================================================================================

                                         ACACIA RESEARCH CORPORATION
                                              TABLE OF CONTENTS
PART I.   FINANCIAL INFORMATION


          Item 1.   Consolidated Financial Statements


                    Consolidated Balance Sheets as of September 30, 2002
                    and December 31, 2001 (Unaudited)...................................................   3


                    Consolidated Statements of Operations and Comprehensive Loss for the
                    Three Months Ended September 30, 2002 and 2001 and the Nine Months Ended
                    September 30, 2002 and 2001 (Unaudited).............................................   4


                    Consolidated Statements of Cash Flows for the
                    Nine Months Ended September 30, 2002 and 2001 (Unaudited)...........................   5


                    Notes to Consolidated Financial Statements..........................................   6


          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations................................................................ 14


          Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................  37


          Item 4.   Controls and Procedures.............................................................  37


PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings...................................................................  38

          Item 2.   Changes in Securities and Use of Proceeds...........................................  39

          Item 3.   Defaults Upon Senior Securities.....................................................  39

          Item 4.   Submission of Matters to a Vote of Security Holders.................................  40

          Item 5.   Other Information...................................................................  40

          Item 6.   Exhibits and Reports on Form 8-K....................................................  40



SIGNATURES..............................................................................................  41

CERTIFICATIONS..........................................................................................  42

EXHIBIT INDEX...........................................................................................  44


                                                     2

                                          ACACIA RESEARCH CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                 As of September 30, 2002 and December 31, 2001
                            (In thousands, except share and per share information)
                                                  (Unaudited)

                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                      2002             2001
                                                                                  -------------   -------------
                            ASSETS

Current assets:
     Cash and cash equivalents                                                    $     38,126    $     59,451
     Short-term investments                                                             19,697          25,110
     Accounts receivable                                                                 2,552             143
     Prepaid expenses, other receivables and other assets                                1,692           1,470
                                                                                  -------------   -------------

                Total current assets                                                    62,067          86,174

Property and equipment, net of accumulated depreciation                                  4,350           4,906
Investment in affiliate, at cost                                                           252           3,000
Patents, net of accumulated amortization                                                10,308          11,855
Goodwill, net of accumulated amortization                                                4,684           4,627
Other assets                                                                             1,063             297
                                                                                  -------------   -------------

                                                                                  $     82,724    $    110,859
                                                                                  =============   =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, accrued expenses and other                                 $      7,773    $      5,756
     Current portion of deferred revenues                                               12,640           7,088
     Current portion of capital lease obligation                                         2,085             934
                                                                                  -------------   -------------

                Total current liabilities                                               22,498          13,778

Deferred income taxes                                                                    3,609           3,829
Deferred revenues, net of current portion                                                   --             372
Capital lease obligation, net of current portion                                            --           1,845
                                                                                  -------------   -------------

                Total liabilities                                                       26,107          19,824
                                                                                  -------------   -------------

Commitments and contingencies (Note 7)

Minority interests                                                                      35,047          32,303
                                                                                  -------------   -------------

Stockholders' equity:
     Preferred stock, par value $0.001 per share; 20,000,000 shares authorized;
       no shares issued or outstanding                                                      --              --
     Common stock, par value $0.001 per share; 60,000,000 shares authorized;
       19,640,808 and 19,592,459 shares issued and outstanding
       as of September 30, 2002 and December 31, 2001, respectively                         20              20
     Additional paid-in capital                                                        158,123         158,529
     Warrants to purchase common stock                                                     199             199
     Comprehensive loss                                                                    (11)             (4)
     Accumulated deficit                                                              (136,761)       (100,012)
                                                                                  -------------   -------------

                Total stockholders' equity                                              21,570          58,732
                                                                                  -------------   -------------

                                                                                  $     82,724    $    110,859
                                                                                  =============   =============

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                       3

                                               ACACIA RESEARCH CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (In thousands, except share and per share information)
                                                       (Unaudited)

                                                                  THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            -----------------------------   -----------------------------
                                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                2002             2001            2002           2001
                                                            -------------   -------------   -------------   -------------
Revenues:
     License fee income                                     $         43    $     10,740    $         43    $     23,180
     Product revenue                                                  23              --             297              --
     Grant revenue                                                   113              91             526             365
                                                            -------------   -------------   -------------   -------------

     Total revenues                                                  179          10,831             866          23,545
                                                            -------------   -------------   -------------   -------------

Operating expenses:
     Cost of sales                                                     6              --             259              --
     Research and development expenses                             6,449           4,153          14,143           9,954
     Non-cash stock compensation
       expense - research and development                            753           1,712           1,867           6,123
     Marketing, general and administrative expenses                4,727           8,522          14,253          24,293
     Non-cash stock compensation
       expense - marketing, general and administrative             1,263           3,486           3,716          14,684
     Amortization of patents and goodwill                            550             654           1,678           1,925
     Legal settlement charges                                     18,471              --          18,471              --
                                                            -------------   -------------   -------------   -------------
          Total operating expenses                                32,219          18,527          54,387          56,979
                                                            -------------   -------------   -------------   -------------

     Operating loss                                              (32,040)         (7,696)        (53,521)        (33,434)
                                                            -------------   -------------   -------------   -------------

Other (expense) income:
     Impairment of cost method investment                         (2,748)             --          (2,748)             --
     Interest income                                                 266             839             966           3,064
     Realized losses on short-term investments                        --              --          (1,483)             --
     Unrealized (losses) gains on short-term investments            (213)             24            (690)             24
     Interest expense                                                (49)            (23)           (171)            (23)
     Equity in losses of affiliate                                    --             (52)             --            (162)
     Other income (expense)                                           (5)              8              47              68
                                                            -------------   -------------   -------------   -------------

          Total other (expense) income                            (2,749)            796          (4,079)          2,971
                                                            -------------   -------------   -------------   -------------

Loss from continuing operations
     before income taxes and minority interests                  (34,789)         (6,900)        (57,600)        (30,463)

Benefit (provision) for income taxes                                 287            (778)            431          (1,018)
                                                            -------------   -------------   -------------   -------------

Loss from continuing operations before minority interests        (34,502)         (7,678)        (57,169)        (31,481)

Minority interests                                                14,080           4,851          20,620          14,403
                                                            -------------   -------------   -------------   -------------

Loss from continuing operations                                  (20,422)         (2,827)        (36,549)        (17,078)

Discontinued operations:
     Estimated loss on disposal of Soundbreak.com                   (200)             --            (200)             --
                                                            -------------   -------------   -------------   -------------

Net loss                                                         (20,622)         (2,827)        (36,749)        (17,078)
Unrealized (losses) gains on short-term investments                   (1)             68             (49)            107
Unrealized (losses) gains on foreign currency translation            (12)             (4)             41              (4)
                                                            -------------   -------------   -------------   -------------
Comprehensive loss                                          $    (20,635)   $     (2,763)   $    (36,757)   $    (16,975)
                                                            =============   =============   =============   =============

Loss per common share:
     Basic and diluted
     Loss from continuing operations                        $      (1.04)   $      (0.15)   $      (1.86)   $      (0.89)
     Loss from discontinued operations                      $      (0.01)   $         --    $      (0.01)   $         --
                                                            -------------   -------------   -------------   -------------
     Net loss                                               $      (1.05)   $      (0.15)   $      (1.87)   $      (0.89)
                                                            =============   =============   =============   =============

Weighted average number of common and potential common
shares outstanding used in computation of loss per share:
     Basic and diluted                                        19,640,808      19,525,807      19,622,690      19,252,831
                                                            =============   =============   =============   =============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                            4

                                          ACACIA RESEARCH CORPORATION
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)

                                                                                       NINE MONTHS ENDED
                                                                                 -----------------------------
                                                                                 SEPTEMBER 30,   SEPTEMBER 30,
                                                                                     2002            2001
                                                                                 -------------   -------------
Cash flows from operating activities:
Net loss from continuing operations:                                             $    (36,549)   $    (17,078)
Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
     Depreciation and amortization                                                      2,852           2,724
     Equity in losses of affiliate                                                         --             162
     Minority interests in net loss                                                   (20,620)        (14,403)
     Stock-based compensation                                                           5,583          20,807
     Deferred tax benefit                                                                (220)           (118)
     Net sales of trading securities                                                    2,688              --
     Unrealized losses on short-term investments                                          690              --
     Minority interests distributions                                                     430              --
     Issuance of common stock by subsidiary - legal settlement                         17,471              --
     Impairment of cost method investment                                               2,748              --
     Other                                                                                 87             206
Changes in assets and liabilities, net of effects of acquisitions:
     Accounts receivable, prepaid expenses, other receivables and other assets         (3,399)         (1,650)
     Accounts payable, accrued expenses and other                                       2,350             413
     Deferred revenue                                                                   5,180           2,500
                                                                                 -------------   -------------

     Net cash used in operating activities from continuing operations                 (20,709)         (6,437)
     Net cash used in operating activities from discontinued operations                  (812)         (1,931)
                                                                                 -------------   -------------
     Net cash used in operating activities                                            (21,521)         (8,368)
                                                                                 -------------   -------------

Cash flows from investing activities:
     Purchase of property and equipment                                                  (717)         (2,993)
     Proceeds from sale of property and equipment                                         103             524
     Proceeds from sale and leaseback arrangement                                          --           3,000
     Purchase of short-term investments                                               (12,772)        (33,539)
     Sale of short-term investments                                                    14,292          24,743
     Purchase of common stock from minority stockholders of subsidiaries                  (57)         (1,101)
     Other                                                                               (100)             --
                                                                                 -------------   -------------

     Net cash provided by (used in) investing activities from
       continuing operations                                                              749          (9,366)
     Net cash (used in) provided by investing activities from
       discontinued operations                                                             (3)            137
                                                                                 -------------   -------------
     Net cash provided by (used in) investing activities                                  746          (9,229)
                                                                                 -------------   -------------

Cash flows from financing activities:
     Proceeds from the exercise of stock options                                          214           1,648
     Capital contributions from minority shareholders of subsidiaries,
       net of issuance costs                                                              300           1,749
     Capital distributions to minority shareholders of subsidiaries                      (430)             --
     Proceeds from sale of common stock, net of issuance costs                             --          18,351
     Repayment of capital lease obligation                                               (694)            (73)
     Other                                                                                (11)             --
                                                                                 -------------   -------------

     Net cash (used in) provided by financing activities                                 (621)         21,675
                                                                                 -------------   -------------

(Decrease) increase in cash and cash equivalents                                      (21,396)          4,078
                                                                                 -------------   -------------

Cash and cash equivalents, beginning                                                   59,451          36,163
Effect of exchange rate on cash                                                            71              (7)
                                                                                 -------------   -------------

Cash and cash equivalents, ending                                                $     38,126    $     40,234
                                                                                 =============   =============


Schedule of non-cash investing and financing activities:

     Purchase of equipment under capital lease agreement                         $         --    $     (3,000)
                                                                                 =============   =============
     Capital lease obligation incurred                                           $         --    $      3,000
                                                                                 =============   =============
     Accrued payments for purchase of common stock from minority
       stockholders of subsidiary                                                $         --    $      1,549
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

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                      5

                           ACACIA RESEARCH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly requirements of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 as reported by us in our Annual Report on Form 10-K.

         The accompanying consolidated financial statements include the accounts of Acacia Research Corporation, and its wholly-owned and majority-owned subsidiaries. The accompanying consolidated financial statements also include the accounts of CombiMatrix Corporation, a 48% owned investment (see Note 7) for which Acacia Research Corporation possesses the power to direct or cause the direction of the management and policies through a shareholders' agreement that enables Acacia Research Corporation to elect the members of CombiMatrix Corporation's board of directors. Material intercompany transactions and balances have been eliminated in consolidation. The cost method is used where we maintain ownership interests of less than 20% and do not exercise significant influence over the company in which we have invested.

         The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of our financial position as of September 30, 2002 and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

         Acacia Research Corporation ("Acacia," "we" or "us") develops, licenses and provides products for the media technology and life science sectors.

         Acacia's media technologies business, collectively referred to as "Acacia Media Technologies Group," owns intellectual property related to the telecommunications field, including a television blanking system, also known as the "V-chip," which it licenses to television manufacturers. The V-chip patent expires in July 2003. In addition, Acacia Media Technologies Group owns a worldwide portfolio of pioneering patents relating to audio and video transmission and receiving systems, commonly known as audio-on-demand and video-on-demand, used for distributing content via various methods including computer networks, cable television systems and direct broadcasting satellite systems. The digital media transmission patent portfolio expires in 2011 in the U.S. and in 2012 in international markets. Acacia Media Technologies Group is responsible for the development, licensing and protection of its intellectual property and proprietary technologies. Acacia Media Technologies Group continues to pursue both licensing and strategic business alliances with leading companies in the rapidly growing media technologies industry.

         Acacia's life sciences business, collectively referred to as "Acacia Life Sciences Group," is comprised of CombiMatrix Corporation ("CombiMatrix") and CombiMatrix's majority-owned subsidiaries, Advanced Material Sciences, Inc. ("Advanced Material Sciences") and CombiMatrix KK. Our core technology opportunity in the life sciences sector has been developed through our subsidiary, CombiMatrix. CombiMatrix is a life science technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a modified semiconductor chip. This proprietary technology has significant applications relating to genomic and proteomic research. Advanced Material Sciences, a development stage company, holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material sciences. On April 25, 2002, CombiMatrix purchased our interest in Advanced Material Sciences. CombiMatrix issued 180,982 shares of its common stock to us in exchange for our 58% interest in Advanced Material Sciences. CombiMatrix currently owns 87% of Advanced Material Sciences and the remaining interests are owned by unaffiliated third parties. The transaction was accounted for using Acacia's basis in the net assets of Advanced Material Sciences and as a result, Acacia's consolidated financial statements continue to reflect the assets and liabilities of Advanced Material Sciences at historical cost.

         CombiMatrix KK, a majority-owned Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix's active biochip system with pharmaceutical and biotechnology companies in the Asian market

2.       LOSS PER SHARE

         Loss per share is presented on both a basic and diluted basis. A reconciliation of the denominator of the basic loss per share computation to the denominator of the diluted loss per share computation is as follows:

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           ---------------------------   ---------------------------
                                                           SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                               2002           2001           2002           2001
                                                           ------------   ------------   ------------   ------------
Weighted Average Number of Common Shares Outstanding
  Used in Computation of Basic Loss per Share               19,640,808     19,525,807     19,622,690     19,252,831

Dilutive Effect of Outstanding Stock Options and
  Warrants (a)                                                      --             --             --             --
                                                           ------------   ------------   ------------   ------------
Weighted Average Number of Common and Potential Common
  Shares Outstanding Used in Computation of Diluted
  Loss per Share                                            19,640,808     19,525,807     19,622,690     19,252,831
                                                           ============   ============   ============   ============

         __________________________________________
     (a) Potential common shares of 860 and 165,535 during the three months ended September 30, 2002 and 2001, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive. Potential common shares of 330,968 and 724,313 during the nine months ended September 30, 2002 and 2001, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.


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

         We adopted SFAS No. 142 effective January 1, 2002 and ceased amortizing goodwill on that date. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This standard provides that goodwill is not subject to amortization. Instead, it is subject to a periodic review that must occur at least annually at a reporting unit level for possible impairment. This review is known as the "two-step" impairment test and provides that the initial "first-step" reviews of each reporting unit must be completed within six months of the adoption of the standard. The "first-step" of the goodwill impairment test used to identify potential impairment compares the fair value of each reporting unit with its carrying amount, including goodwill. If upon completion of these initial reviews an impairment of goodwill is indicated, the "second-step" is required to be performed, which will compare the implied fair value of each reporting unit goodwill with the carrying amount of goodwill. In connection with the adoption of SFAS No. 142, we performed a transitional goodwill impairment assessment and determined that there was no impairment of goodwill. The fair value of our two reporting units was estimated using a discounted cash flow analysis. There can be no assurance that a future goodwill impairment test will not result in a charge to earnings.

         The Acacia Media Technologies Group had $1,833,000 of goodwill at September 30, 2002 and December 31, 2001 (net of $2,258,000 of accumulated amortization) and recorded approximately $47,000 and $136,000 of goodwill amortization expense during the three and nine months ended September 30, 2001, respectively. The Acacia Life Sciences Group had $2,851,000 of goodwill at September 30, 2002 and December 31, 2001 (net of $1,311,000 of accumulated amortization) and recorded approximately $203,000 and $605,000 of goodwill amortization expense during the three and nine months ended September 30, 2001, respectively.

         Our net loss and loss per share, adjusted to exclude goodwill amortization expense, for the three and nine months ended September 30, 2002 and 2001 are as follows (in thousands, except earnings per share amounts):

                                                   THREE MONTHS ENDED                      NINE MONTHS ENDED
                                            ---------------------------------      ---------------------------------
                                            SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                                2002                2001               2002                2001
                                             ----------          ---------          ----------          -----------
Reported net loss                            $ (20,622)          $ (2,827)          $ (36,749)          $  (17,078)
Add back:  goodwill amortization                    --                250                  --                  741
                                             ----------          ---------          ----------          -----------
Adjusted net loss                            $ (20,622)          $ (2,577)          $ (36,749)          $  (16,337)
                                             ==========          =========          ==========          ===========

LOSS PER SHARE (BASIC AND DILUTED):
Reported net loss                            $   (1.05)          $  (0.15)          $   (1.87)          $    (0.89)
Goodwill amortization                               --               0.01                  --                 0.04
                                             ----------          ---------          ----------          -----------
Adjusted net loss                            $   (1.05)          $  (0.14)          $   (1.87)          $    (0.85)
                                             ==========          =========          ==========          ===========

         Acacia's only identifiable intangible assets are patents totaling $10,308,000 and $11,855,000 at September 30, 2002 and December 31, 2001 (net of
$7,302,000 and $5,655,000 of accumulated amortization, respectively). The gross carrying amounts and accumulated amortization related to acquired intangible assets, all related to patents, by segment, as of September 30, 2002 and December 31, 2001 are as follows (in thousands):

                                     ACACIA MEDIA TECHNOLOGIES GROUP      ACACIA LIFE SCIENCES GROUP
                                   ----------------------------------  ---------------------------------
                                   AT SEPTEMBER 30,   AT DECEMBER 31,  AT SEPTEMBER 30,  AT DECEMBER 31,
                                         2002              2001              2002              2001
                                    -------------     -------------     -------------     -------------
Gross carrying amount - patents     $     10,798      $     10,698      $      6,812      $      6,812
Accumulated amortization                  (6,536)           (5,144)             (766)             (511)
                                    -------------     -------------     -------------     -------------
Patents, net                        $      4,262      $      5,554      $      6,046      $      6,301
                                    =============     =============     =============     =============

         Aggregate patent amortization expense was $549,000 ($464,000 and $85,000 for the Acacia Technologies Group and the Acacia Life Sciences Group, respectively) and $405,000 ($306,000 and $99,000 for the Acacia Technologies Group and the Acacia Life Sciences Group, respectively) for the three months ended September 30, 2002 and 2001, respectively. Aggregate patent amortization expense was $1,675,000 ($1,392,000 and $283,000 for the Acacia Technologies Group and the Acacia Life Sciences Group, respectively) and $1,184,000 ($887,000 and $297,000 for the Acacia Technologies Group and the Acacia Life Sciences Group, respectively) for the nine months ended September 30, 2002 and 2001, respectively.

         The estimated aggregate amortization expense for the years ended December 31, 2002 through 2006 is as follows (in thousands):

                                            ESTIMATED
                       YEAR ENDED          AMORTIZATION
                      DECEMBER 31,           EXPENSE
                    ----------------    -----------------

                         2002                $ 1,862
                         2003                    841
                         2004                    841
                         2005                    841
                         2006                    841

         At September 30, 2002 and December 31, 2001, all of our acquired intangible assets were subject to amortization.

         On January 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,

Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS No. 144 requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In conjunction with such tests, it may be necessary to review depreciation estimates and methods as required by APB Opinion No. 20, "Accounting Changes," or the amortization period as required by SFAS No. 142. The initial adoption of SFAS No. 144 did not have a material effect on our consolidated results of operations or financial position (see Note 4).

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


4.       IMPAIRMENT OF COST METHOD INVESTMENT

         Acacia assesses the need to record impairment losses on investments and records such losses when the impairment of an investment is determined to be other than temporary in nature. Impairment losses are reflected in "Other income (expenses)" in Acacia's consolidated statements of operations.

         In September 2002, we recorded an impairment charge of $2.7 million for an other-than-temporary decline in the fair value of our cost method investment. Impairment indicators included recurring losses, a decline in working capital and the completion of a recent equity transaction at an amount below our carrying value.

         Acacia records impairment charges as a result of management's periodic business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators were identified, management determined the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. The fair value of our cost method investment was determined by reference to a recent equity transaction executed by the investee and consideration of other available financial and market information.


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

         ACACIA LIFE SCIENCES GROUP - Acacia Life Sciences Group includes our subsidiary, CombiMatrix, which is developing a proprietary biochip array processor system that integrates semiconductor technology with new developments in biotechnology and chemistry. CombiMatrix's majority-owned subsidiary, Advanced Material Sciences, holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material sciences. CombiMatrix KK, a majority-owned Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix's active biochip system with pharmaceutical and biotechnology companies in the Asian market.

         We evaluate segment performance based on revenue earned and cost versus earnings potential of future completed products or services. Material intercompany transactions and transfers have been eliminated in consolidation. The accounting policies of the segments are the same as those described in our Annual Report on Form 10-K. Corporate and other includes corporate costs, certain assets and liabilities and other investment activities (including certain intangibles recorded in connection with the acquisition of various ownership interests in our subsidiaries), which are included in our consolidated financial statements but are not allocated to the reportable segments.

         We use the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of our reportable segments. At December 31, 2001, our reporting segments were adjusted to include our wholly owned subsidiaries Soundview Technologies Incorporated ("Soundview Technologies") and Acacia Media Technologies Corporation in our Acacia Media Technologies Group segment. In addition, CombiMatrix and its subsidiaries comprise our Acacia Life Sciences Group segment. Segment information has been adjusted for all periods presented.

         The tables below present information about our reportable segments in continuing operations for the three months ended September 30, 2002 and 2001:

                                               ACACIA MEDIA       ACACIA LIFE
                                               TECHNOLOGIES        SCIENCES           CORPORATE
Three Months Ended September 30, 2002             GROUP              GROUP            AND OTHER            TOTAL
-------------------------------------         --------------     --------------     --------------     --------------
 Revenue                                      $      43,000      $     136,000      $          --      $     179,000
 Amortization of patents                             20,000                 --            530,000            550,000
 Other expense                                           --                 --              5,000              5,000
 Interest income                                      5,000            118,000            143,000            266,000
 Interest expense                                        --             49,000                 --             49,000
 Unrealized losses on investments                        --                 --            213,000            213,000
 Impairment of cost method investment                    --                 --          2,748,000          2,748,000
 Loss from operations before
      income taxes and minority interests           912,000         29,117,000          4,760,000         34,789,000
 Non-cash stock compensation charges                     --          2,016,000                 --          2,016,000
 Segment assets                                  10,432,000         24,193,000         44,724,000         79,349,000
 Investment in affiliate, at cost                        --                 --            252,000            252,000
 Purchase of property and equipment                      --            177,000                 --            177,000


                                               ACACIA MEDIA       ACACIA LIFE
                                               TECHNOLOGIES        SCIENCES           CORPORATE
Three Months Ended September 30, 2001             GROUP              GROUP            AND OTHER            TOTAL
-------------------------------------         --------------     --------------     --------------     --------------


 Revenue                                      $  10,740,000      $      91,000      $          --      $  10,831,000
 Amortization of patents and goodwill                20,000                 --            634,000            654,000
 Other income                                            --                 --              8,000              8,000
 Interest income                                     48,000            426,000            365,000            839,000
 Unrealized gains on investments                         --                 --             24,000             24,000
 Interest expense                                        --             23,000                 --             23,000
 Equity in losses of affiliate                           --                 --             52,000             52,000
 (Income) loss from operations before
      income taxes and minority interests        (6,063,000)        11,447,000          1,516,000          6,900,000
 Non-cash stock compensation charges                     --          5,186,000             12,000          5,198,000
 Segment assets                                  12,256,000         42,343,000         55,042,000        109,641,000
 Investment in affiliate, at equity                      --                 --            184,000            184,000
 Investment in affiliate, at cost                        --                 --          3,000,000          3,000,000
 Purchase of property and equipment                   1,000            390,000                 --            391,000

         The tables below present information about our reportable segments in continuing operations for the nine months ended September 30, 2002 and 2001:

                                               ACACIA MEDIA       ACACIA LIFE
                                               TECHNOLOGIES        SCIENCES           CORPORATE
Nine Months Ended September 30, 2002              GROUP              GROUP            AND OTHER            TOTAL
------------------------------------          --------------     --------------     --------------     --------------
 Revenue                                      $      43,000      $     823,000      $          --      $     866,000
 Amortization of patents                             59,000                 --          1,619,000          1,678,000
 Other income                                         5,000                 --             42,000             47,000
 Interest income                                     20,000            484,000            462,000            966,000
 Interest expense                                        --            165,000              6,000            171,000
 Realized losses on investments                          --                 --          1,483,000          1,483,000
 Unrealized losses on investments                        --                 --            690,000            690,000
 Impairment of cost method investment                    --                 --          2,748,000          2,748,000
 Loss from operations before
      income taxes and minority interests         1,868,000         44,150,000         11,582,000         57,600,000
 Non-cash stock compensation charges                     --          5,564,000             19,000          5,583,000
 Segment assets                                  10,432,000         24,193,000         44,724,000         79,349,000
 Investment in affiliate, at cost                        --                 --            252,000            252,000
 Purchase of property and equipment                      --            644,000             73,000            717,000


                                               ACACIA MEDIA       ACACIA LIFE
                                               TECHNOLOGIES        SCIENCES           CORPORATE
Nine Months Ended September 30, 2001              GROUP              GROUP            AND OTHER            TOTAL
------------------------------------          --------------     --------------     --------------     --------------


 Revenue                                      $  23,130,000      $     365,000      $      50,000      $  23,545,000
 Amortization of patents and goodwill                29,000                 --          1,896,000          1,925,000
 Other income                                            --                 --             68,000             68,000
 Interest income                                     84,000          1,718,000          1,262,000          3,064,000
 Unrealized gains on investments                         --                 --             24,000             24,000
 Interest expense                                        --             23,000                 --             23,000
 Equity in losses of affiliate                           --                 --            162,000            162,000
 (Income) loss from operations before
      income taxes and minority interests       (12,184,000)        37,033,000          5,614,000         30,463,000
 Non-cash stock compensation charges                     --         19,962,000            845,000         20,807,000
 Segment assets                                  12,256,000         42,343,000         55,042,000        109,641,000
 Investment in affiliate, at equity                      --                 --            184,000            184,000
 Investment in affiliate, at cost                        --                 --          3,000,000          3,000,000
 Purchase of property and equipment                   7,000          2,949,000             37,000          2,993,000

          Segment information excludes discontinued operations related to Soundbreak.com as of and for the three and nine months ended September 30, 2002 and 2001. Total assets related to discontinued operations totaled $3,375,000 and $4,954,000 at September 30, 2002 and 2001, respectively.

6.       DISCOUNTINUED OPERATIONS

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

         In September 2002, we accrued an additional $0.5 million ($0.2 million after minority interests) in estimated costs to be incurred in connection with the discontinued operations of Soundbreak.com. The additional accrual relates primarily to certain noncancellable lease obligations and the inability to sub lease the related office space at rates commensurate with our existing obligations.


7.       COMMITMENTS AND CONTINGENCIES

         COMBIMATRIX CORPORATION

         On November 28, 2000, Nanogen, Inc. filed a complaint in the United States District Court for the Southern District of California against CombiMatrix and Donald D. Montgomery, Ph.D., an officer, director and stockholder of CombiMatrix. Dr. Montgomery was employed by Nanogen as a senior research scientist between May 1994 and August 1995. The Nanogen complaint alleged, among other things, breach of contract, trade secret misappropriation and that U.S. Patent No. 6,093,302 and other proprietary information belonging to CombiMatrix are instead the property of Nanogen. The complaint sought, among other things, correction of inventorship on the patent, the assignment of rights in the patent and pending patent applications to Nanogen, an injunction preventing disclosure of trade secrets, damages for trade secret misappropriation and the imposition of a constructive trust.

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, Nanogen dismissed with prejudice its lawsuit against CombiMatrix and Dr. Montgomery. In return, CombiMatrix agreed to pay Nanogen $500,000 within 30 days of the settlement and an additional $500,000 within one year of the settlement. CombiMatrix also agreed to make quarterly payments to Nanogen equal to 12.5% of payments to CombiMatrix from sales of products developed by CombiMatrix and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement will be $37,500 per quarter for the period from October 1, 2003 through October 1, 2004, and $25,000 per quarter thereafter until the patents expire in 2018. Also pursuant to the settlement agreement, CombiMatrix agreed to issue 4,016,346 shares, or 17.5% of its outstanding shares post issuance, to Nanogen, subject to antidilution provisions under specified circumstances, including the exercise of outstanding options and warrants for a period of up to three years and issuances of additional capital stock of CombiMatrix to certain parties, under certain circumstances, for a period of up to three years after the execution of the settlement agreement.

         The issuance of shares by CombiMatrix to Nanogen decreases our consolidated ownership interest in CombiMatrix from 58% to 48%. We continue to possess the ability to direct or cause the direction of the management and policies of CombiMatrix, primarily through Acacia's ability to elect the majority of the board of directors of CombiMatrix Corporation, pursuant to a shareholder agreement with an officer of CombiMatrix. This shareholder agreement stipulates that, collectively, Acacia and the officer who is party to the stockholder agreement, will vote their shares such that the board will be comprised of the directors nominated by Acacia and the stockholder. The stockholder is generally prohibited from selling his shares and Acacia has a right of first refusal should the stockholder wish to sell his shares. Accordingly, Acacia will continue to account for its investment in CombiMatrix under the consolidation method of accounting.

         The issuance of the CombiMatrix common shares in settlement of the litigation with Nanogen was accounted for as a nonmonetary transaction. Accordingly, CombiMatrix recorded a non-cash litigation settlement charge in the consolidated statement of operations for the three and nine months ended September 30, 2002 of approximately $17.5 million, which was based on the fair value of the CombiMatrix common shares issued to Nanogen. The fair value of the common shares issued and the related litigation charge was based on an independent third-party valuation of CombiMatrix as of September 30, 2002.

         Total legal settlement charges recorded in the consolidated statements of operations for the three and nine months ended September 30, 2002 include the fair value of common shares issued to Nanogen in the amount of $17.5 million and a charge in the amount of $1.0 million related to the cash payments due to Nanogen discussed above.

         SOUNDVIEW TECHNOLOGIES

         On April 5, 2000, Soundview Technologies filed a federal patent infringement and antitrust lawsuit against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a Consumer Electronics Association in the United States District Court for the Eastern District of Virginia, alleging that television sets utilizing certain content blocking technology (commonly known as the "V-chip") and sold in the United States infringe Soundview Technologies' U.S. Patent No. 4,554,584. In September 2002, the United States District Court for the District of Connecticut granted a motion for summary judgment filed by the defendants. In granting the motion, the court ruled that the defendants have not infringed on Soundview Technologies' patent. While we are currently exploring strategies in response to this ruling and intend to appeal it, litigation is inherently uncertain and we can give no assurance that we will be successful in any such appeal.

         In August 2002, Soundview Technologies filed a federal patent infringement lawsuit against seventeen television manufacturers in the United States District Court for the District of Nevada. In this lawsuit, Soundview alleges that television sets fitted with V-chips and sold in the United States infringe Soundview Technologies' patent. As a result of the summary judgment ruling in the case before the United States District Court for the District of Connecticut, in October 2002, Soundview Technologies voluntarily filed to dismiss, without prejudice, the Nevada infringement lawsuit. By voluntarily dismissing this lawsuit at this time, Soundview Technologies will be able to refile the action in the event that a favorable final decision is reached with respect to the issue of infringement in the Connecticut lawsuit.


8.       SUBSEQUENT EVENTS

         In October 2002, CombiMatrix was in non-compliance with one of its covenants under its capital lease obligation with a commercial bank. CombiMatrix paid the remaining balance of the obligation in the amount of $2.1 million on November 1, 2002.

         On March 20, 2002, our board of directors approved a proposal to create two new classes of common stock called "AR-CombiMatrix stock" and "AR-Acacia Technologies stock." AR-CombiMatrix stock is intended to reflect separately the performance of our subsidiary CombiMatrix Corporation, and to benefit from its research and development efforts. AR-Acacia Technologies stock is intended to reflect separately the performance of our media technology business and to benefit from the licensing of its technology and sale of its products. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of different business groups within our company, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups. The proposal is subject to several conditions including the approval of our stockholders. If the recapitalization proposal is approved and the other conditions satisfied, our stockholders would receive shares of both of the new classes of stock in exchange for existing shares of Acacia Research Corporation common stock.

         Our board of directors and CombiMatrix's board of directors have also approved an agreement for us to acquire the stockholder interests in CombiMatrix not currently owned by us. The proposed acquisition would be accomplished through a merger in which the stockholders of CombiMatrix other than us would receive shares of the new "Acacia Research Corporation - CombiMatrix" common stock in exchange for their existing shares.

         The proposed recapitalization and merger are subject to several conditions, including, but not limited to, receipt of approval of the stockholders of both companies, as applicable, receipt of satisfactory tax opinions, approval for listing of each new class of stock on NASDAQ and other customary conditions. Our stockholders will receive a proxy describing the terms of the proposals prior to being asked to vote upon and approve the recapitalization and merger at a special meeting to be held on December 11, 2002 to consider these matters.

         We filed a registration statement on Form S-4 with the Securities and Exchange Commission related to the proposed recapitalization and merger transactions discussed above. The registration statement was declared effective on November 8, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2001, our quarterly reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002, and our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 7, 2002, as amended, that discuss our business in greater detail.

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

         The following discussion is based primarily on our unaudited consolidated balance sheet as of September 30, 2002, and on our unaudited consolidated statement of operations for the period from January 1, 2002 to September 30, 2002. The discussion compares the activities for the three and nine months ended September 30, 2002 to the activities for the three and nine months ended September 30, 2001. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

GENERAL

         Acacia Research Corporation develops, licenses and provides products for the media technology and life science sectors. Acacia's media technologies and life sciences businesses are referred to as "Acacia Media Technologies Group" and "Acacia Life Sciences Group," respectively. Acacia licenses its V-chip technology to television manufacturers and owns pioneering technology for digital streaming and audio and video-on-demand. We will continue to pursue both licensing and strategic business alliances with leading companies in the rapidly growing media technologies industry. Acacia's core technology opportunity in the life science sector has been developed through our subsidiary, CombiMatrix Corporation ("CombiMatrix"), which is developing a proprietary system for rapid, cost competitive creation of DNA and other compounds on a modified semiconductor chip.

         On March 20, 2002, our board of directors approved a proposal to create two new classes of common stock called "AR-CombiMatrix stock" and "AR-Acacia Technologies stock." AR-CombiMatrix stock is intended to reflect separately the performance of our subsidiary CombiMatrix Corporation, and to benefit from its research and development efforts. AR-Acacia Technologies stock is intended to reflect separately the performance of our media technology business and to benefit from the licensing of its technology and sale of its products. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of different business groups within our company, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups. The proposal is subject to several conditions including the approval of our stockholders. If the recapitalization proposal is approved and the other conditions satisfied, our stockholders would receive shares of both of the new classes of stock in exchange for existing shares of Acacia Research Corporation common stock.

         Our board of directors and CombiMatrix's board of directors have also approved an agreement for us to acquire the stockholder interests in CombiMatrix not currently owned by us. The proposed acquisition would be accomplished through a merger in which the stockholders of CombiMatrix other than us would receive shares of the new "Acacia Research Corporation - CombiMatrix" common stock in exchange for their existing shares.

          The proposed recapitalization and merger are subject to several conditions, including, but not limited to, receipt of approval of the stockholders of both companies, as applicable, receipt of satisfactory tax opinions, approval for listing of each new class of stock on NASDAQ and other customary conditions. Our stockholders will receive a proxy describing the terms of the proposals prior to being asked to vote upon and approve the recapitalization and merger at a special meeting to be held on December 11, 2002 to consider these matters.

         We filed a registration statement on Form S-4 with the Securities and Exchange Commission related to the proposed recapitalization and merger transactions discussed above. The registration statement was declared effective on November 8, 2002.

COMBIMATRIX CORPORATION

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

         On April 25, 2002, CombiMatrix purchased our interest in Advanced Material Sciences, a development stage company that holds the exclusive license for CombiMatrix's biological array processor technology in certain fields of material science. CombiMatrix issued 180,982 shares of its common stock to us in exchange for our 58% interest in Advanced Material Sciences. As a result of the sale of our interest in Advanced Material Sciences, CombiMatrix currently owns 87% of Advanced Material Sciences and the remaining interests are owned by unaffiliated third parties.

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

         In July 2002, CombiMatrix completed a prototype electrochemical detection system and delivered the system to the U.S. Department of Defense. CombiMatrix developed its sensor technology through grants from the U.S. Department of Defense. The focus of the grants was aimed at developing an ultrasensitive hand-held biochip system for detecting the deployment of chemical and biological warfare agents.

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, Nanogen dismissed with prejudice its lawsuit against CombiMatrix and Dr. Montgomery. In return, CombiMatrix Corporation agreed to pay Nanogen $500,000 within 30 days of the settlement and an additional $500,000 within one year of the settlement. CombiMatrix Corporation also agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement will be $37,500 per quarter for the period from October 1, 2003 through October 1, 2004, and $25,000 per quarter thereafter until the patents expire in 2018. Also pursuant to the settlement agreement, CombiMatrix Corporation agreed to issue 4,016,346 shares, or 17.5% of its outstanding shares post issuance, to Nanogen, subject to antidilution provisions under specified circumstances, including the exercise of outstanding options and warrants for a period of up to three years and issuances of additional capital stock of CombiMatrix Corporation to certain parties, under certain circumstances, for a period of up to three years after the execution of the settlement agreement.

         In September 2002, CombiMatrix Corporation amended and restated its non-exclusive worldwide license, supply, research and development agreements with Roche Diagnostics GmbH ("Roche"), primarily to grant Roche manufacturing rights with respect to the products under development in return for additional cash consideration under the agreements. The revised agreements also make minor modifications to terms of the agreements involving matters such as milestones, payments and technical specifications, none of which we consider to be material. Such minor modifications are a standard part of the research and development process and are routinely made in development agreements. During the course of our relationship with Roche, since the date of the original agreements, we have engaged in a continuous process of monitoring and reevaluating the terms of our agreements, and have amended the agreements in several respects to establish more meaningful goals, milestones and timelines. The agreements are non-exclusive with respect to CombiMatrix Corporation's core technology, meaning that CombiMatrix Corporation remains free to license its core technology to third parties for applications in the genomics, proteomics and other fields. The agreements contain exclusivity or co-exclusivity provisions only with respect to the specific products being co-developed for, and partially funded by, Roche pursuant to the agreements.

         Under the terms of the revised agreements, it is contemplated that Roche will co-develop, use, manufacture, market and distribute CombiMatrix Corporation's biochips (microarrays) and related technology for rapid production of customizable biochips. Additionally, CombiMatrix Corporation and Roche will develop a platform technology, providing a range of standardized biochips for use in important research applications. Roche has made and will continue to make payments for the deliverables stipulated and for expanded license and manufacturing rights.

ACACIA MEDIA TECHNOLOGIES

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

         On April 5, 2000, Soundview Technologies filed a federal patent infringement and antitrust lawsuit against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a Consumer Electronics Association in the United States District Court for the Eastern District of Virginia, alleging that television sets utilizing certain content blocking technology (commonly known as the "V-chip") and sold in the United States infringe Soundview Technologies' U.S. Patent No. 4,554,584. In September 2002, the United States District Court for the District of Connecticut granted a motion for summary judgment filed by the defendants. In granting the motion, the court ruled that the defendants have not infringed on Soundview Technologies' patent. While we are currently exploring strategies in response to this ruling and intend to appeal it, litigation is inherently uncertain and we can give no assurance that we will be successful in any such appeal.

         The ruling has no effect on the revenues that we have received from current licensees of our patented V-Chip technology. Further, none of the revenues that we have received are contingent upon any court rulings or the future outcome of any litigation with unlicensed television manufacturers. Soundview continues to pursue its antitrust claim against the defendants.

         In August 2002, Soundview Technologies filed a federal patent infringement lawsuit against seventeen television manufacturers in the United States District Court for the District of Nevada. In this lawsuit, Soundview alleges that television sets fitted with V-chips and sold in the United States infringe Soundview Technologies' patent. As a result of the summary judgment ruling in the case before the United States District Court for the District of Connecticut, in October 2002, Soundview Technologies voluntarily filed to dismiss, without prejudice, the Nevada infringement lawsuit. By voluntarily dismissing this lawsuit at this time, Soundview Technologies will be able to refile the action in the event that a favorable final decision is reached with respect to the issue of infringement in the Connecticut lawsuit.

RESULTS OF OPERATIONS
                                                             THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                      ---------------------------------       ---------------------------------
                                                      SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                          2002                2001                2002                2001
                                                      -------------       -------------       -------------       -------------
Net revenues                                          $    179,000        $ 10,831,000        $    866,000        $ 23,545,000
Cost of sales                                               (6,000)                 --            (259,000)                 --
Research and development expenses                       (6,449,000)         (4,153,000)        (14,143,000)         (9,954,000)
Non-cash stock compensation
  expense - research and development                      (753,000)         (1,712,000)         (1,867,000)         (6,123,000)
Marketing, general and administrative expenses          (4,727,000)         (8,522,000)        (14,253,000)        (24,293,000)
Non-cash stock compensation
  expense - marketing, general and administrative       (1,263,000)         (3,486,000)         (3,716,000)        (14,684,000)
Amortization of patents and goodwill                      (550,000)           (654,000)         (1,678,000)         (1,925,000)
Legal settlement charges                               (18,471,000)                 --         (18,471,000)                 --
Other income (expense), net                             (2,749,000)            796,000          (4,079,000)          2,971,000
Benefit (provision) for income taxes                       287,000            (778,000)            431,000          (1,018,000)
Minority interests                                      14,080,000           4,851,000          20,620,000          14,403,000
Loss from disposal of Soundbreak.com                      (200,000)                 --            (200,000)                 --
                                                      -------------       -------------       -------------       -------------
Net loss                                              $(20,622,000)       $ (2,827,000)       $(36,749,000)       $(17,078,000)
                                                      =============       =============       =============       =============

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

         LICENSE FEE INCOME. During the three months ended September 30, 2002, license fee income was $43,000 as compared to $10.7 million in license fee income during the three months ended September 30, 2001. During the nine months ended September 30, 2002, license fee income was $43,000 as compared to $23.2 million in license fee income during the nine months ended September 30, 2001. License fee income for the three and nine months ended September 30, 2001 includes license fees received from television manufacturers with whom we executed separate settlement and/or license agreements during the first, second and third quarters of 2001 and December 2000. During 2002, we executed one license agreement Loewe Opta GmbH. Pursuant to the terms of the respective settlement and/or license agreements with each of the television manufacturers, Soundview Technologies granted to such manufacturers, non-exclusive licenses for its patented V-chip technology. The Acacia Media Technologies Group continues to pursue both licensing and strategic business alliances with leading companies in the media technologies industry.

         Acacia Media Technologies Group's patent on the V-chip technology expires in July 2003. The Acacia Media Technologies Group may continue to collect license fees on televisions sold in the United States during the patent term, subsequent to the July 2003 patent expiration date. The Acacia Media Technologies Group is beginning to market its digital media transmission technology and is looking to acquire other technologies. Acacia Technologies Group's digital media transmission patent portfolio expires in 2011 in the U.S. and in 2012 in international markets. The eventual licensing and sale of these technologies is intended to replace the revenue generated by licensing the V-chip technology. If we do not succeed in acquiring such technologies or are unable to commercially license our existing and future technologies, our financial condition may be adversely impacted.

         PRODUCT REVENUE AND COST OF SALES. During the three and nine months ended September 30, 2002, product revenue was $23,000 and $297,000, respectively, as compared to $0 in product revenue during the three and nine months ended September 30, 2001. During the three and nine months ended September 30, 2002, cost of sales was $6,000 and $259,000, respectively, as compared to $0 in cost of sales during the three and nine months ended September 30, 2001. Product revenue and cost of sales relates to the sale of a gene chip synthesizer, a gene-chip reader and biochips to a Japanese government institution by CombiMatrix's Japanese subsidiary.

         GRANT REVENUE. During the three months ended September 30, 2002, grant revenue was $113,000, as compared to $91,000 in grant revenue during the three months ended September 30, 2001. During the nine months ended September 30, 2002, grant revenue was $526,000, as compared to $365,000 in grant revenue during the nine months ended September 30, 2001. Grant revenue during the nine months ended September 30, 2002 includes $273,000 ($91,000 in each of the first, second and third quarters of 2002) in grant revenue from CombiMatrix's continuing performance under its Phase II SBIR Department of Defense contract, $141,000 (recognized in the first quarter of 2002) in one-time contract research and development revenues and $105,000 ($17,000, $73,000 and $15,000 in the first, second and third quarters of 2002, respectively) in revenue related to performance under its Phase I National Institutes of Health ("NIH") grant. Grant revenue for the three and nine months ended September 30, 2001 related to CombiMatrix's continued performance under its Phase II SBIR contract.

         CombiMatrix was awarded a two-year $0.7 million Phase II SBIR contract in January 2000, which expired in July 2002. We received and recognized the final Phase II SBIR contract payment in the amount of $91,000 in the third quarter of 2002. In February 2002, CombiMatrix was awarded a six month $100,000 Phase I National Institutes of Health grant for the development of its protein biochip technology. CombiMatrix received and recognized the final NIH grant payment in the amount of $15,000 in the third quarter of 2002.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT EXPENSES. During the three months ended September 30, 2002, research and development expense was $6.4 million, as compared to $4.2 million in the three months ended September 30, 2001. During the nine months ended September 30, 2002, research and development expense was $14.1 million, as compared to $10.0 million in the nine months ended September 30, 2001. Research and development expenses for both periods relate to CombiMatrix. The increase in research and development expense for 2002, as compared to the same period in 2001 was primarily due to an increase in research and development activities related to CombiMatrix's continuing performance under the product commercialization phase of its license, supply, research and development agreements with Roche, including increases in labor, supplies and materials, development of prototype microarrays and instruments, and the use of outside consultants for certain engineering and manufacturing efforts.

         CombiMatrix's research and development activities during the third and fourth quarters of 2001 and the first three quarters of 2002 were focused on efforts to further develop and enhance its microarray technologies as well as to commercialize these technologies. The majority of these efforts were driven by CombiMatrix's obligations under its license, research and development agreements with Roche, which were executed in July 2001 and amended in September 2002. These projects include development of production microarray synthesis techniques, higher density microarrays and the overall commercialization efforts of the technologies that Roche is licensing from CombiMatrix.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. We incurred marketing, general and administrative expenses of $4.7 million ($2.4 million related to CombiMatrix) during the three months ended September 30, 2002, as compared to $8.5 million ($2.5 million related to CombiMatrix) in the three months ended September 30, 2001. Marketing, general and administrative expenses were $14.3 million ($6.8 million related to CombiMatrix) during the nine months ended September 30, 2002, as compared to $24.3 million ($8.9 million related to CombiMatrix) in the nine months ended September 30, 2001.

         The decrease in marketing, general and administrative expenses for 2002 as compared to the same period in 2001 was due to: a decrease in salaries and benefits costs related to a decrease in headcount at Acacia corporate resulting from the closure and/or write-off of several of our early stage investments at the end of 2000; a decrease in CombiMatrix's sales and marketing staff and related expenses, recruitment and relocation expenses, administrative staff and legal costs; and a decrease in legal fees incurred related to Soundview Technologies' patent licensing and related infringement settlements. Legal fees related to the license fee agreements executed with television manufacturers are generally incurred on a contingency basis, based on license fee payments received and totaled $4.7 million and $10.3 million for the three and nine months ended September 30, 2001, respectively. Marketing, general and administrative expenses for the nine months ended September 30, 2002 include approximately $1.1 million in professional fees incurred in connection with the preparation and filing of our registration statement on Form S-4 related to the proposed recapitalization transaction discussed elsewhere herein.

         NON-CASH STOCK COMPENSATION EXPENSE.

                  RESEARCH AND DEVELOPMENT. During the three and nine months ended September 30, 2002, research and development related non-cash stock compensation charges, all of which relate to CombiMatrix, were $0.8 million and $1.9 million, respectively, as compared to $1.7 million and $6.1 million, respectively, during the comparable periods in 2001.

                  MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. During the three and nine months ended September 30, 2002, marketing, general and administrative non-cash stock compensation charges, primarily related to CombiMatrix, were $1.3 million and $3.7 million, respectively, as compared to $3.5 million and $14.7 million, respectively, in the comparable period in 2001.

         The decrease in non-cash stock compensation charges related to research and development and marketing, general and administrative expenses is primarily due to the forfeiture and cancellation of certain options in the third and fourth quarters of 2001 and a reduction in scheduled stock compensation amortization related to the accelerated method of amortization utilized by us pursuant to FASB Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"), which results in higher amounts of amortization in the early vesting periods, and lower amounts of amortization in subsequent vesting periods. CombiMatrix non-cash stock compensation amortization expense for the nine months ended September 30, 2002 is net of $748,000 in stock compensation expense reversal related to the forfeiture of certain unvested stock options in the first and second quarters of 2002.

         AMORTIZATION OF PATENTS AND GOODWILL. During the three months ended September 30, 2002 and 2001, amortization expense relating to patents and goodwill was $0.6 million. During the nine months ended September 30, 2002, amortization expense was $1.7 million, as compared to $1.9 million in amortization expense during the nine months ended September 30, 2001. Amortization expense relating to patents and goodwill for the three and nine months ended September 30, 2002 excludes $0.3 million and $0.7 million, respectively, of amortization expense pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires goodwill to be tested for impairment under certain circumstances and written off when determined to be impaired, rather than being amortized as previous standards required. The reduction in goodwill amortization in the three and nine months ended September 30, 2002 was offset by an increase in patent amortization related to the increase in our ownership interest in Acacia Media Technologies Corporation (formerly Greenwich Information Technologies, a limited liability company) from 33% to 100% through the purchase of the ownership interest of Acacia Media Technologies Corporation's other member in November 2001. As a result of the purchase, we will be recording additional patent amortization of $0.2 million on a quarterly basis over the related patents' economic useful lives (approximately 10 years) related to the intangibles identified in connection with the application of the purchase method of accounting.

         LEGAL SETTLEMENT. On September 30, 2002, CombiMatrix and Dr. Donald Montgomery, an officer and stockholder of CombiMatrix, entered into a settlement agreement with Nanogen to settle all pending litigation between the parties. In addition to other terms of the settlement agreement as described elsewhere herein, CombiMatrix agreed to pay Nanogen $1.0 million and to issue 4,016,346 shares, or 17.5% of its outstanding shares post issuance, to Nanogen. The $1.0 million in payments have been accrued and are included in the consolidated statements of operations for the three and nine months ended September 30, 2002 under "Legal Settlement Charges." The issuance of the CombiMatrix common shares in settlement of the litigation with Nanogen has been accounted for as a nonmonetary transaction. Accordingly, included in "Legal Settlement Charges" in the consolidated statements of operations for the three and nine months ended September 30, 2002, is a charge in the amount of $17.5 million based on the fair value of the CombiMatrix common shares issued to Nanogen. The fair value of the common shares issued and the related charge in the consolidated statement of operations was based on an independent third-party valuation of CombiMatrix as of September 30, 2002, the date of the settlement agreement.

OTHER INCOME (EXPENSE), NET

         OTHER INCOME (EXPENSE), NET. During the three months ended September 30, 2002, other expense, net (primarily comprised of an impairment charge on our cost method investment, interest income, realized and unrealized gains and losses on trading securities, equity in losses of affiliate and other) was $2,749,000, as compared to $0.8 million in net other income in 2001. During the nine months ended September 30, 2002, other expense, net (primarily comprised of an impairment charge on our cost method investment, interest income, realized and unrealized gains and losses on trading securities, equity in losses of affiliate and other) was $4.1 million as compared to $3.0 million in net other income in 2001.

                  IMPAIRMENT OF COST METHOD INVESTMENT. In September 2002, we recorded an impairment charge of $2.7 million for an other-than-temporary decline in the fair value of our cost method investment. Impairment indicators included recurring losses, a decline in working capital and the completion of a recent equity transaction at an amount below our carrying value.

                  Acacia records impairment charges as a result of management's periodic business review and impairment analysis performed under its existing policy regarding impairment of long-lived assets. Where impairment indicators are identified, management determines the amount of the impairment charge by comparing the carrying value of long-lived assets to their fair value. The fair value of our cost method investment was determined by reference to a recent equity transaction executed by the investee and consideration of other available financial and market information.

                 INTEREST INCOME. During the three months ended September 30, 2002, interest income was $0.3 million, as compared to $0.8 million in the three months ended September 30, 2001. During the nine months ended September 30, 2002, interest income was $1.0 million, as compared to $3.1 million in the nine months ended September 30, 2001. The decrease in interest income during 2002 was primarily due to the impact of a decrease in interest rates on our short-term investments related to sharp interest rate cuts by the Federal Open Market Committee and other external economic factors negatively impacting rates of return on short-term investments occurring during the third and fourth quarters of 2001.

                  REALIZED LOSSES ON SHORT-TERM INVESTMENTS. During the three months ended September 30, 2002 and 2001, net realized losses on short-term investments was $0. During the nine months ended September 30, 2002, net realized losses on short-term investments was $1.5 million, as compared to no realized losses on short-term investments in the nine months ended September 30, 2001. The increase in realized losses on short-term investments during 2002 was due to realized losses recorded on certain trading securities during the three and nine months ended September 30, 2002. We did not record any realized gains or losses on trading securities held during the three or nine months ended September 30, 2001.

                  UNREALIZED (LOSSES) GAINS ON SHORT-TERM INVESTMENTS. During the three months ended September 30, 2002, net unrealized losses were $0.2 million, as compared to $24,000 in unrealized gains in the same period in 2001. During the nine months ended September 30, 2002, net unrealized losses were $0.7 million, as compared to $24,000 in unrealized gains in the same period in 2001. The increase is due to the results of certain trading securities held during the respective periods.

                 EQUITY IN LOSSES OF AFFILIATE. During the three months ended September 30, 2002, equity in losses of affiliate was $0, as compared to $52,000 in the three months ended September 30, 2001. During the nine months ended September 30, 2002, equity in losses of affiliate was $0, as compared to $162,000 in the nine months ended September 30, 2001. Equity in losses of affiliate during the three and nine months ended September 30, 2001 was comprised of losses recorded for our equity investment in Acacia Media Technologies Corporation. As of December 31, 2001, we no longer account for any of our investments under the equity method as we posses the ability to direct or cause the direction of the management and policies of all of our subsidiaries and as a result, account for our investments in our subsidiaries under the consolidation method of accounting.

         MINORITY INTERESTS. Minority interests in the losses of consolidated subsidiaries was $14.1 million during the three months ended September 30, 2002, as compared to $4.9 million in the same period in 2001. Minority interests in the losses of consolidated subsidiaries was $20.6 million during the nine months ended September 30, 2002, as compared to $14.4 million in the same period in 2001. Minority interests in the losses of consolidated subsidiaries for the three and nine months ended September 30, 2002 were primarily comprised of minority interests in the net losses of CombiMatrix totaling $14.0 million and $20.4 million, respectively. Minority interests in the losses of consolidated subsidiaries for the three and nine months ended September 30, 2001 were comprised primarily of minority interests in the net losses of CombiMatrix totaling $4.8 million and $15.7 million, respectively. Minority interests in the losses of consolidated subsidiaries for the nine months ended September 30, 2001 was partially offset by minority interests in the net income of Soundview Technologies totaling $1.3 million. The decrease in minority interests in the losses of consolidated subsidiaries is primarily due to a reduction in CombiMatrix's net losses for the three and nine months ended September 30, 2002 as compared to the same periods in 2001.

         DISCONTINUED OPERATIONS. On February 13, 2001, the board of directors of Soundbreak.com resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of the company. Accordingly, we reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in the consolidated statements of operations and comprehensive loss in 2000. In September 2002, we accrued an additional $0.5 million ($0.2 million after minority interests) in estimated costs to be incurred in connection with the disposal of Soundbreak.com. The additional accrual relates primarily to certain noncancellable lease obligations and the inability to sub lease the related office space at rates commensurate with our existing obligations.

DEFERRED NON-CASH STOCK COMPENSATION CHARGES

         During the year ended December 31, 2000, our subsidiary, CombiMatrix, recorded deferred non-cash stock compensation charges aggregating approximately $53.8 million in connection with the granting of stock options. The stock options were granted at exercise prices equal to the fair value of the underlying CombiMatrix stock on the date of grant as determined in good faith by CombiMatrix's board of directors. Such exercise prices were subsequently determined to be below fair value due to a substantial step-up in the fair value of CombiMatrix pursuant to a valuation provided by an investment banker in contemplation of a potential CombiMatrix initial public offering in 2000. In connection with the proposed CombiMatrix initial public offering and pursuant to Securities and Exchange Commission rules and guidelines, we were required to reassess the value of stock options issued during the one-year period preceding the potential initial public offering and utilize the stepped-up fair value provided by the investment banker for purposes of determining whether such stock option issuances were compensatory, resulting in the calculation of the $53.8 million in deferred non-cash stock compensation charges in 2000. Deferred non-cash stock compensation charges are being amortized by CombiMatrix over the respective option grant vesting periods, which range from one to four years. At September 30, 2002, remaining non-cash deferred stock compensation, net of past amortization, and the impact of previous forfeitures and cancellations totaled $5.6 million.

         The remaining deferred non-cash stock compensation balance as of September 30, 2002 related to stock options issued by CombiMatrix represents the future non-cash deferred stock compensation expense that will be reflected in our consolidated statements of operations and comprehensive loss as non-cash stock compensation charges over the next nine quarters from October 1, 2002 through December 31, 2004 as follows:

            FIRST        SECOND        THIRD        FOURTH
 YEAR      QUARTER      QUARTER       QUARTER       QUARTER         TOTAL
 ----     --------     ----------     --------     ----------     ----------
2002      $     --     $       --     $     --     $1,097,000     $1,097,000
2003       999,000      1,002,000      964,000        542,000      3,507,000
2004       327,000        322,000      292,000         59,000      1,000,000
                                                                  ----------
                                                                  $5,604,000
                                                                  ==========

         Non-cash deferred stock compensation expense scheduled to be recognized in future periods reflected above may be impacted by certain subsequent stock option transactions including modification of terms, cancellations, forfeitures and other activity.

INFLATION

         Inflation has not had a significant impact on us or our subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2002, we had cash and short-term investments of $57.8 million on a consolidated basis, including discontinued operations, of which Acacia Research Corporation, on a stand-alone basis excluding our subsidiaries, had $35.3 million. Working capital was $39.6 million on a consolidated basis at September 30, 2002. There were no significant financing activities for the three months ended September 30, 2002.

         In October 2002, CombiMatrix was in non-compliance with one of its covenants under its capital lease obligation with a commercial bank. CombiMatrix paid the remaining balance of the obligation in the amount of $2.1 million on November 1, 2002.

         We have no significant commitments for capital expenditures in 2002. Our minimum rental commitments, including CombiMatrix, on operating leases related to continuing operations total $13.4 million through February 2007. We have no committed lines of credit or other significant committed funding. We anticipate that existing working capital reserves will provide sufficient funds to meet our working capital needs for at least the next twelve months in the absence of making any major new investments.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         We have sustained substantial losses since our inception resulting in an accumulated deficit of $136.8 million (including a reclassification of accumulated deficit in the amount of $21.7 million to permanent capital representing the fair value of the ten percent (10%) stock dividend paid in
2001) on a consolidated basis, including operating losses of $43.2 million in 2001 and $53.5 million for the nine months ended September 30, 2002. We may never become profitable or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

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

         SOUNDVIEW TECHNOLOGIES. Soundview Technologies was formed to commercialize patent rights of a method of video and audio blanking technology, also known as V-chip technology, that screens objectionable television programming and blocks it from the viewer. Although Soundview Technologies has licensed its technology to certain television manufacturers, we cannot assure you that it will continue to be profitable. In September 2002, the United States District Court for the District of Connecticut granted a motion for summary judgment filed by the defendants in Soundview Technologies' pending litigation against certain television manufacturers, the Consumer Electronics Manufacturers Association and the Consumer Electronics Association. In granting the motion, the court ruled that the defendants have not infringed on Soundview Technologies' patent. While we are currently exploring strategies in response to this ruling and intend to appeal it, litigation is inherently uncertain and we can give no assurance that we will be successful in any such appeal. If we are unsuccessful in our intended appeal of this ruling, legal principles would preclude us from claiming infringement of our patents by other parties. Accordingly, if we are unsuccessful in this or other litigation to protect our intellectual property rights, the future revenues of the Acacia Technologies group could be adversely affected.

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

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

         As of September 30, 2002, we had cash and short-term investments of $57.8 million on our consolidated financial statements. However, portions of these funds were held by certain of our consolidated subsidiaries and thus are restricted to their individual use.

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

PENDING LAWSUITS INVOLVING SOUNDVIEW TECHNOLOGIES COULD ADVERSELY AFFECT THE BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS OF THOSE SUBSIDIARIES.

         In 2000, Soundview Technologies filed a federal patent infringement and antitrust lawsuit against certain television manufacturers, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a/ Consumer Electronics Association, alleging that television sets utilizing certain content blocking technology (commonly known as the "V-chip") and sold in the United States infringe Soundview Technologies' Patent No. 4,554,584. In September 2002, the court granted a motion for summary judgment by the defendants, ruling that the defendants have not infringed on Soundview Technologies' patent. If Soundview Technologies is unsuccessful in its intended appeal of this ruling, legal principles would preclude it from claiming infringement of its patents by other parties. If Soundview Technologies does not prevail in this appeal, its business, results of operations and financial condition would be materially adversely affected.

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

         During the nine months ended September 30, 2002, we had an operating loss of approximately $53.5 million and a net loss of approximately $36.7 million. If we continue to incur operating losses, we may not have enough money to expand our business and our subsidiary companies' businesses in the future.

OUR LACK OF CONTROL OVER DECISION-MAKING AND DAY-TO-DAY OPERATIONS AT CERTAIN SUBSIDIARY COMPANIES MEANS THAT WE CANNOT PREVENT THEM FROM TAKING ACTIONS THAT WE BELIEVE MAY RESULT IN ADVERSE CONSEQUENCES.

         We currently own a 6.5% interest in Advanced Data Exchange and have no board of director representation. Additional rounds of equity financing may further dilute our interest in Advanced Data Exchange. We do not have the ability to control decision-making at Advanced Data Exchange.

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

            RISKS RELATED TO OUR PROPOSED RECAPITALIZATION AND MERGER

WE INTEND TO DIVIDE OUR COMMON STOCK INTO TWO NEW CLASSES AND TO ACQUIRE THE STOCKHOLDER INTERESTS IN COMBIMATRIX NOT CURRENTLY OWNED BY US.

         On March 20, 2002, we announced our intention to divide our common stock into two new classes: one that would reflect the performance of our CombiMatrix subsidiary, and another that would reflect the performance of our media technologies business, including Soundview Technologies and Acacia Media Technologies. We also announced our intention to acquire the stockholder interests in CombiMatrix not currently owned by us. If these proposals are approved by our stockholders, our operating results could be negatively affected by various factors related to the recapitalization and acquisition, including: difficulty obtaining or meeting conditions imposed for any necessary legal, governmental and administrative approvals for the transactions; costs related to the transactions; fluctuating stock market levels that could cause the value of our new stock classes to be less than our current stock value; the failure of the stock market to ascribe value to our new business structure; and the failure of Acacia to realize anticipated benefits of these transactions.

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

THE NEW CLASSES OF STOCK MIGHT NOT QUALIFY FOR LISTING ON THE NASDAQ NATIONAL MARKET, WHICH COULD ADVERSELY AFFECT THE LIQUIDITY AND PRICE OF THE STOCK.

         We have applied for listing of the AR-CombiMatrix stock on the NASDAQ National Market. Any approval would be conditioned upon the stock closing at a minimum bid price of five dollars per share on the first trading day following the closing of the merger and recapitalization. While we anticipate that the stock will meet this trading price requirement, if it does not, the stock would not qualify for continued listing on the NASDAQ National Market and would instead be listed on the NASDAQ SmallCap Market. If the closing bid price of the stock on the first trading day were less than four dollars per share, the stock would not qualify for the NASDAQ SmallCap Market and would trade on the OTC Bulletin Board or on another exchange on which we may apply for listing.

         NASDAQ has informed us that the AR-Acacia Technologies stock will be treated as a continued listing on the NASDAQ National Market. In order to continue to qualify for NASDAQ National Market listing, the minimum bid price of the AR-Acacia Technologies stock must be one dollar per share or higher. If the minimum bid price requirement were not satisfied, the AR-Acacia Technologies stock would be listed on the NASDAQ SmallCap Market, the OTC Bulletin Board or on another exchange on which we may apply for listing.

         If the AR-CombiMatrix stock or AR-Acacia Technologies stock does not qualify for listing or continued listing, as applicable, on the NASDAQ National Market, the liquidity and price of such stock could be adversely affected by internal policies of some institutional investors prohibiting the purchase of low-priced stocks. The failure of either class of stock to qualify for listing or continued listing on the NASDAQ National Market could also adversely affect analyst coverage of such class or classes of stock, which in turn could adversely affect the liquidity and share price of such stock. Additionally, transaction costs on low-priced stocks such as brokers' commissions generally represent a higher percentage of their total share value than would be the case with higher-priced stocks.

WE MAY NOT COMPLETE THE RECAPITALIZATION OF OUR STOCK OR THE ACQUISITION OF THE STOCKHOLDER INTERESTS IN COMBIMATRIX NOT CURRENTLY OWNED BY US.

         Both the recapitalization of our stock and the acquisition of the remaining interests in CombiMatrix not currently owned by us are subject to several conditions, including the approval of our stockholders, approval for listing of both of the new share classes on the NASDAQ Market and other customary conditions. As a result, there cannot be any assurance that the recapitalization of our stock or the acquisition of the stockholder interests in CombiMatrix not currently owned by us will be completed. If either event does not occur, we expect to continue to operate under our current operating structure. This would prevent us from realizing the possible benefits that the recapitalization and the acquisition would provide to us.

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

         The current business of CombiMatrix is substantially dependent on its existing arrangement with Roche. CombiMatrix currently relies upon payments by Roche for a majority of its future revenues and expends a majority of its resources toward fulfilling its contractual obligations to Roche. Roche's primary service to CombiMatrix is to distribute and proliferate its technology platform. If CombiMatrix were to lose its relationship with Roche, CombiMatrix would be required to establish a distribution agreement with another partner or distribute its technology platform itself. This could prove difficult, time-consuming and expensive, and CombiMatrix may not be successful in achieving this objective.

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

         CombiMatrix's operations involve the use, transportation, storage and disposal of hazardous substances, and as a result it is subject to environmental and health and safety laws and regulations. As CombiMatrix expands its operations, its use of hazardous substances will increase and lead to additional and more stringent requirements. The cost to comply with these and any future environmental and health and safety regulations could be substantial. In addition, CombiMatrix's failure to comply with laws and regulations, and any releases of hazardous substances into the environment or at its disposal sites, could expose CombiMatrix to substantial liability in the form of fines, penalties, remediation costs and other damages, or could lead to a curtailment or shut down of its operations. These types of events, if they occur, would adversely impact CombiMatrix's financial results.

COMBIMATRIX'S BUSINESS DEPENDS ON ISSUED AND PENDING PATENTS, AND THE LOSS OF ANY PATENTS OR COMBIMATRIX'S FAILURE TO SECURE THE ISSUANCE OF PATENTS COVERING ELEMENTS OF ITS BUSINESS PROCESSES WOULD MATERIALLY HARM ITS BUSINESS AND FINANCIAL CONDITION.

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

         CombiMatrix's commercial success depends in part on its non-infringement of the patents or proprietary rights of third parties. Many companies developing tools for the biotechnology and pharmaceutical industries use litigation aggressively as a strategy to protect and expand the scope of their intellectual property rights. Accordingly, third parties may assert that CombiMatrix is employing their proprietary technology without authorization. In addition, third parties may claim that use of CombiMatrix's technologies infringes their current or future patents. CombiMatrix could incur substantial costs and the attention of its management and technical personnel could be diverted while defending itself against any of these claims. CombiMatrix may incur the same liabilities in enforcing its patents against others. CombiMatrix has not made any provision in its financial plans for potential intellectual property related litigation, and it may not be able to pursue litigation as aggressively as competitors with substantially greater financial resources.

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

              RISKS RELATING TO THE ACACIA MEDIA TECHNOLOGIES GROUP

IF SOUNDVIEW TECHNOLOGIES IS UNSUCCESSFUL IN APPEALING THE COURT'S RULING IN ITS PENDING LITIGATION, THE FUTURE REVENUES OF THE ACACIA MEDIA TECHNOLOGIES GROUP WOULD BE ADVERSELY AFFECTED.

         In Soundview Technologies' pending litigation against certain television manufacturers alleging their infringement of Soundview Technologies' V-chip patent, a motion for summary judgment filed by the defendants was granted in September 2002. The court ruled that the defendants have not infringed on Soundview Technologies' patent. If Soundview Technologies is unsuccessful in its intended appeal of this ruling, legal principles would preclude Soundview Technologies from claiming infringement of its patents by other parties. Acacia Media Technologies group's revenues to date have come as a result of other parties licensing the patented V-chip technology. Accordingly, if we are unsuccessful in this appeal or other litigation to protect our intellectual property rights, the future revenues of the Acacia Media Technologies group would be adversely affected.

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

         MARKETABLE EQUITY SECURITIES. We hold an investment position in a publicly held company at September 30, 2002. This common stock investment is classified as a trading security and is recorded on the balance sheet at its fair value, with unrealized gains and losses reported in the consolidated statement of operations. At September 30, 2002, our equity holding in the publicly traded company was valued at $0.6 million. In November 2002, we intend to tender our equity investment shares pursuant to an existing all cash tender offer and as a result, we will record a realized gain of approx. $0.2 million.

OTHER

      We also hold a minority investment in a private company, Advanced Data Exchange. This investment is included in long-term assets and is carried at cost. We monitor our long-term minority investments in private companies for impairment and make appropriate reductions in carrying value when an other-than-temporary decline in fair value is determined to exist. In September 2002, Acacia recorded an impairment charge of approximately $2.7 million for an other-than-temporary decline in the fair value of our cost method investment.


ITEM 4.  CONTROLS AND PROCEDURES

         (a) Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

         (b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                           PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


SOUNDVIEW TECHNOLOGIES

         On April 5, 2000, Soundview Technologies filed a federal patent infringement and antitrust lawsuit against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a Consumer Electronics Association in the United States District Court for the Eastern District of Virginia, alleging that television sets utilizing certain content blocking technology (commonly known as the "V-chip") and sold in the United States infringe Soundview Technologies' U.S. Patent No. 4,554,584. In September 2002, the United States District Court for the District of Connecticut granted a motion for summary judgment filed by defendants Sony Corporation of America, Inc., Sony Electronics, Inc., the Electronics Industries Alliance d/b/a Consumer Electronics Association, the Consumer Electronics Manufacturers Association, Mitsubishi Digital Electronics America, Inc., Mitsubishi Electronics America, Inc., Toshiba America Consumer Products, Inc. and Sharp Electronics Corporation. In granting the motion, the court ruled that the defendants have not infringed on Soundview Technologies' patent. While we are currently exploring strategies in response to this ruling and intend to appeal it, litigation is inherently uncertain and we can give no assurance that we will be successful in any such appeal.

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

         In August 2002, Soundview Technologies filed a federal patent infringement lawsuit against seventeen television manufacturers in the United States District Court for the District of Nevada. In this lawsuit, Soundview alleges that television sets fitted with V-chips and sold in the United States infringe Soundview Technologies' patent. As a result of the summary judgment ruling in the case before the United States District Court for the District of Connecticut, in October 2002, Soundview Technologies voluntarily filed to dismiss, without prejudice, the Nevada infringement lawsuit. By voluntarily dismissing this lawsuit at this time, Soundview Technologies will be able to refile the action in the event that a favorable final decision is reached with respect to the issue of infringement in the Connecticut lawsuit.

COMBIMATRIX

         On November 28, 2000, Nanogen filed a complaint in the United States District Court for the Southern District of California against CombiMatrix and Donald D. Montgomery, Ph.D., Senior Vice President, Chief Technology Officer, a director and stockholder of CombiMatrix. Dr. Montgomery was employed by Nanogen as a senior research scientist between May 1994 and August 1995. The Nanogen complaint alleged, among other things, breach of contract, trade secret misappropriation and that U.S. Patent No. 6,093,302 and other proprietary information belonging to CombiMatrix are instead the property of Nanogen. The complaint seeks, among other things, correction of inventorship on the patent, the assignment of rights in the patent and pending patent applications to Nanogen, an injunction preventing disclosure of trade secrets, damages for trade secret misappropriation and the imposition of a constructive trust.

         On September 30, 2002, CombiMatrix and Dr. Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, Nanogen dismissed with prejudice its lawsuit against CombiMatrix and Dr. Montgomery. In return, CombiMatrix agreed to pay Nanogen $500,000 within 30 days of the settlement and an additional $500,000 within one year of the settlement. CombiMatrix also agreed to make quarterly payments to Nanogen equal to 12.5% of payments to CombiMatrix from sales of products developed by CombiMatrix and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1.5 million. The minimum quarterly payments under the settlement agreement will be $37,500 per quarter for the period from October 1, 2003 through October 1, 2004, and $25,000 per quarter thereafter until the patents expire in 2018. Also pursuant to the settlement agreement, CombiMatrix agreed to issue 4,016,346 shares, or 17.5% of its outstanding shares post issuance, to Nanogen, subject to antidilution provisions under specified circumstances, including the exercise of options and warrants for a period of up to three years and issuances of additional capital stock of CombiMatrix to certain parties, under certain circumstances, for a period of up to three years after the execution of the settlement agreement.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         On March 20, 2002, our board of directors approved a proposal to create two new classes of common stock called "AR-CombiMatrix stock" and "AR-Acacia Technologies stock." AR-CombiMatrix stock is intended to reflect separately the performance of our subsidiary CombiMatrix Corporation, and to benefit from its research and development efforts. AR-Acacia Technologies stock is intended to reflect separately the performance of our media technology business and to benefit from the licensing of its technology and sale of its products. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of different business groups within our company, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups. The proposal is subject to several conditions including the approval of our stockholders. If the recapitalization proposal is approved and the other conditions satisfied, our stockholders would receive shares of both of the new classes of stock in exchange for existing shares of Acacia Research Corporation common stock.

         Our board of directors and CombiMatrix's board of directors have also approved an agreement for us to acquire the stockholder interests in CombiMatrix not currently owned by us. The proposed acquisition would be accomplished through a merger in which the stockholders of CombiMatrix other than us would receive shares of the new "Acacia Research Corporation - CombiMatrix" common stock in exchange for their existing shares.

          The proposed recapitalization and merger are subject to several conditions, including, but not limited to, receipt of approval of the stockholders of both companies, as applicable, receipt of satisfactory tax opinions, approval for listing of each new class of stock on the NASDAQ Market and other customary conditions. Our stockholders will receive a proxy describing the terms of the proposals prior to being asked to vote upon and approve the recapitalization and merger at a special meeting to be held on December 11, 2002 to consider these matters.

         On May 7, 2002, we filed a registration statement on Form S-4 with the Securities and Exchange Commission related to the proposed recapitalization and merger transactions discussed above. The registration statement, as amended, was declared effective on November 8, 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1 Certification of Paul R. Ryan, Chairman and Chief Executive Officer of Acacia Research Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of Clayton J. Haynes, Chief Financial Officer of Acacia Research Corporation, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         On August 13, 2002, Acacia filed a Current Report on Form 8-K to file as correspondence the transmittal letter and certifications in connection with its Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2002.

         On August 14, 2002, Acacia filed a Current Report on Form 8-K to report results for the quarterly period ending June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ACACIA RESEARCH CORPORATION


                                      By:  /S/ Paul R. Ryan
                                           ----------------------------------
                                           Paul R. Ryan
                                           Chief Executive Officer
                                           (Authorized Signatory)


                                      By:  /S/ Clayton J. Haynes
                                           ----------------------------------
                                           Clayton J. Haynes
                                           Chief Financial Officer /Treasurer
                                           (Principal Financial Officer)

Date:  November 13, 2002

                                  CERTIFICATION
                                  -------------

I, Paul Ryan, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002


                                           /S/ Paul R. Ryan
                                           ----------------------------------
                                           Paul R. Ryan
                                           Chief Executive Officer

                                  CERTIFICATION
                                  -------------

I, Clayton J. Haynes, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 13, 2002


                                               /S/  Clayton J. Haynes
                                           ----------------------------------
                                           Clayton J. Haynes
                                           Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                              EXHIBIT
------                              -------

99.1     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 by Paul R. Ryan

99.2     Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002 by Clayton J. Haynes