Form 10-K
period 2002-12-31
ACACIA RESEARCH CORP
filed 2003-03-27
CIK 934549

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM       TO      .

                         COMMISSION FILE NUMBER 0-26068

                                     ------

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

      ACACIA RESEARCH - ACACIA TECHNOLOGIES COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)
          ACACIA RESEARCH - COMBIMATRIX COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

                                     ------

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

           Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

           Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

          The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the last sales price of such stock reported on The Nasdaq Stock Market, as of June 28, 2002, was approximately $136,536,756. (All officers and directors of the registrant are considered affiliates.)

          As of March 21, 2003, 19,640,808 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of March 21, 2003, 22,985,186 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

================================================================================

                             FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2002
                           ACACIA RESEARCH CORPORATION

ITEM                                                                        PAGE
----                                                                        ----
                                     PART I

1.   Business..................................................................1
2.   Properties...............................................................20
3.   Legal Proceedings........................................................20
4.   Submission of Matters to a Vote of Security Holders......................21


                                     PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters....22
6.   Selected Financial Data..................................................24
7.   Management's Discussion and Analysis of Financial Condition and Results
     of Operations............................................................29
7A.  Quantitative and Qualitative Disclosures About Market Risk...............81
8.   Financial Statements and Supplementary Data..............................81
9.   Changes in and Disagreements with Accountants on Accounting and
     Financial Disclosure.....................................................81


                                    PART III

10.  Directors and Executive Officers of the Registrant.......................82
11.  Executive Compensation...................................................82
12.  Security Ownership of Certain Beneficial Owners and Management...........82
13.  Certain Relationships and Related Transactions...........................82
14.  Controls and Procedures..................................................82


                                     PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........83

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

         As used in this Form 10-K, "we," "us" and "our" refer to Acacia Research Corporation and its subsidiary companies.


ITEM 1.  BUSINESS

         Acacia Research Corporation develops, acquires and licenses enabling technologies for the life sciences and media technologies sectors, which comprise the two business groups of Acacia Research Corporation.

         Our life sciences business, referred to as the "CombiMatrix group," is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's majority-owned subsidiaries, Advanced Material Sciences, Inc., or Advanced Material Sciences, and CombiMatrix KK. Our core technology opportunity in the life sciences sector has been developed by CombiMatrix Corporation. CombiMatrix Corporation is a life sciences technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip. This proprietary technology has significant applications relating to genomic and proteomic research. Advanced Material Sciences, a development stage company, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences. CombiMatrix KK, a majority-owned Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix Corporation's active biochip system with academic, pharmaceutical and biotechnology organizations in the Asian market.

         Our media technologies business, collectively referred to as "Acacia Technologies group," owns patented intellectual property in the media technologies sector. The Acacia Technologies group owns patented digital media transmission, or DMT, technology enabling the digitization, encryption, storage, transmission, receipt and playback of digital content. The DMT technology is protected by five U.S. and seventeen international patents. The DMT technology is utilized by a variety of companies, including cable companies, hotel in-room entertainment companies, Internet movie companies, Internet music companies, on-line adult entertainment companies, on-line learning companies and other companies that stream audio or audio/videos content. The Acacia Technologies group also owns patented technology known as the V-chip. The V-chip was adopted by manufacturers of televisions sold in the U.S. to provide blocking of certain programming based upon its content rating code, in compliance with the Telecommunications Act of 1996. The V-chip technology is protected by U.S. Patent No. 4,554,584, which expires in July 2003.

         Following is a summary of the principal wholly owned companies that constitute our two business groups:

GROUP / COMPANY                           DESCRIPTION OF BUSINESS
---------------                           -----------------------

COMBIMATRIX GROUP:

CombiMatrix Corporation             A life sciences technology company with a
                                    proprietary system for rapid, cost
                                    competitive creation of DNA and other
                                    compounds on a programmable semiconductor chip. This proprietary technology has significant applications relating to genomic and proteomic research, biological and chemical detection and combinatorial chemistry markets.

                                    Advanced Material Sciences, a development stage company and majority-owned subsidiary of CombiMatrix Corporation, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences. CombiMatrix KK, a majority-owned Japanese subsidiary of CombiMatrix Corporation, is exploring opportunities for CombiMatrix Corporation's active biochip system with pharmaceutical and biotechnology companies in the Asian market.

ACACIA TECHNOLOGIES GROUP:

Acacia Media Technologies           A media technology company that owns
Corporation                         patented digital media transmission
                                    technology used to digitize, encrypt, store, transmit, receive and playback digitized content sent via pathways such as cable, satellite and the Internet, and covering a variety of services such as those commonly known as video-on-demand, audio-on-demand and streaming media.

Soundview Technologies              A media technology company that owns
Incorporated                        intellectual property related to the
                                    telecommunications field, including a
                                    television blanking system, also known as "V-chip," which it licenses to television manufacturers.

RECAPITALIZATION AND MERGER TRANSACTIONS

         On December 11, 2002, our stockholders voted in favor of a recapitalization transaction whereby we created two new classes of common stock called "Acacia Research-CombiMatrix stock," or AR-CombiMatrix stock, and "Acacia Research-Acacia Technologies stock," or AR-Acacia Technologies stock, and divided our existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation's CombiMatrix group, and to benefit from its licensing and research and development efforts. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation's Acacia Technologies group and to benefit from the licensing of its technologies. In the recapitalization, which became effective on December 13, 2002, Acacia Research Corporation stockholders received 0.5582 of a share of AR-CombiMatrix stock, and one share of AR-Acacia Technologies stock, for each share of common stock that they owned. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of our different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups. The AR-Acacia Technologies stock is listed on the Nasdaq National Market System, and the AR-CombiMatrix stock is listed on the Nasdaq SmallCap Market.

         On December 11, 2002 Acacia Research Corporation stockholders and CombiMatrix Corporation stockholders voted in favor of a merger transaction pursuant to which we acquired the stockholder interests in CombiMatrix Corporation not already owned by us (52% of the total stockholder interests in CombiMatrix Corporation). The acquisition was accomplished through a merger, effective December 13, 2002, in which stockholders of CombiMatrix Corporation other than Acacia Research Corporation received one share of the new AR-CombiMatrix stock in exchange for each share of CombiMatrix Corporation common stock that they owned immediately prior to the merger. On December 11, 2002, the stockholders of Acacia Research Corporation also approved the adoption of two new stock incentive plans for the two business groups.

         Ninety-eight percent of the Acacia Research Corporation stockholders who voted in person or by proxy at the special meeting, voted in favor of the recapitalization and merger transactions and for the approval of the adoption of the new stock incentive plans.

COMPANY

         Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999. Our website address is www.acaciaresearch.com. We make our filings with the Securities and Exchange Commission, or SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file these reports. The public may read and copy any materials that Acacia Research Corporation files with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Acacia Research Corporation, that file electronically with the SEC. The public can obtain any documents that Acacia Research Corporation files with the SEC at http://www.sec.gov.


BUSINESS GROUPS


                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)

BUSINESS

         The CombiMatrix group is comprised of CombiMatrix Corporation, a wholly owned subsidiary of Acacia Research Corporation, and its subsidiaries, Advanced Material Sciences and CombiMatrix KK. The CombiMatrix group includes corporate assets, liabilities and transactions of Acacia Research Corporation that relate to its life sciences business. CombiMatrix Corporation is engaged in the development of a proprietary universal biochip with applications in the genomics, proteomics and combinatorial chemistry fields, and has emerged from the development stage during the year ended December 31, 2002.

         The CombiMatrix group is developing a technology to allow it, its customers and any entities with which the CombiMatrix group has joint development efforts to rapidly produce customizable biological array processors, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. The CombiMatrix group is designing its products principally to be responsive to the needs of pharmaceutical and biotechnology researchers to analyze raw genomic data in the discovery and development of pharmaceutical products. The CombiMatrix group's biological array processor is a semiconductor coated with a three-dimensional layer of porous material in which DNA, RNA, proteins, peptides or small molecules can be synthesized or immobilized within discrete test sites. The CombiMatrix group integrates a micro-fabricated semiconductor chip, proprietary software, chemistry and hardware into a system that it believes will enable it, its customers and any entities with which the CombiMatrix group has joint development efforts, to design, customize and fabricate biological array processors made to user's specifications, typically in less than a day. The CombiMatrix group's system should enable researchers to conduct rapid, iterative experiments to analyze the large amounts of genomic information generated by the Human Genome Project and other genomic research efforts. The CombiMatrix group believes that its customizable biological array processors will enable users to reduce the time and costs associated with the discovery and development of pharmaceutical products.

         Advanced Material Sciences is a development stage company that holds an exclusive license to CombiMatrix Corporation's biological processor technology within the field of material science. Material science includes fuel cell catalysts, battery materials, sensor arrays, electronic and electrochemical materials and other materials relating to the use, storage, conversion and delivery of energy other than those involving living or biologic systems. On April 25, 2002, CombiMatrix Corporation purchased Acacia Research Corporation's interest in Advanced Material Sciences. CombiMatrix Corporation currently owns 87% of Advanced Material Sciences and the remaining interests are owned by unaffiliated third parties.

         CombiMatrix KK, a Japanese corporation, was formed in 2001 for the purpose of exploring opportunities for CombiMatrix Corporation's active biochip system with academic, pharmaceutical and biotechnology organizations in the Asian market. In October 2001, CombiMatrix KK entered into a joint venture with Marubeni Japan, one of Japan's leading trading companies. The joint venture will focus on further development and licensing opportunities for CombiMatrix Corporation's biochip technology in Asia. Marubeni made a $1.1 million investment in exchange for a 10% minority interest in CombiMatrix KK.

MARKET OVERVIEW AND TECHNOLOGY BACKGROUND

         GENERAL OVERVIEW

         The pharmaceutical and biotechnology industries are faced with increasing costs and substantial risks of failure in the drug discovery, development and commercialization process. The time required to successfully commercialize a new proprietary drug now averages 15 years, and the direct and indirect costs of the process average almost $800.0 million per drug. Less than 1% of all new chemical compounds that are developed by pharmaceutical companies result in pharmaceutical products that are approved for patient use. The pharmaceutical and biotechnology industries are attempting to reduce their costs and risks of failure by turning to new technologies to help identify deficiencies in drug candidates as early as possible in the process so that drug discovery and development become more efficient and cost-effective. Additionally, with vast amounts of genomic data becoming available for use in the development of therapeutics and diagnostic tests, they are searching for ways to expedite their analysis of available genomic data so that they can be the first to bring new therapeutics and diagnostic tests to market.

         DRUG DISCOVERY AND DEVELOPMENT

         The discovery and development of new drugs for a particular disease typically involve several steps. First, researchers identify a target for therapeutic intervention, such as a protein, that is either directly involved in the disease or lies in a biochemical pathway leading to the disease. The next step is to identify chemical compounds that interact with the target and modulate the target's activity in a manner that might help reverse, inhibit or prevent the disease. The most promising compounds to emerge from this process advance to the next stage, where synthetic derivatives of the compounds are generated and tested to determine a lead compound. The interactions of these lead compounds with the target and their activity in animal or cellular models of the disease are then tested to determine which compounds might be developed successfully into new drugs. The best new drug candidates then begin clinical trials in humans.

         Recent advances have led to the use of genomics in choosing targets for drug development. This process begins with the discovery and identification of genes within the genome and the functions of these genes in regulating biological processes and disease. This information is used to assess the value of a particular gene or its protein product as a target for drug discovery. Once a target is chosen, high throughput chemistry and other drug discovery methods are used to identify chemical compounds that interact with the target and might help reverse, inhibit or prevent the disease. These compounds are then tested in pre-clinical and clinical development programs.

         According to industry statistics, pharmaceutical and biotechnology companies world-wide spent approximately $50.0 billion on drug research and development during 2000. Of this amount, approximately $13.0 billion was spent on drug discovery and $7.0 billion on pre-clinical testing and clinical trials, with the remainder on toxicology, post-marketing evaluations and other matters.

         The CombiMatrix group believes that biological array processors, whether they contain DNA, peptides or proteins, have potential applications in all major phases of drug discovery and development. In the discovery phase, the CombiMatrix group believes biological array processors can facilitate the process of identifying and validating targets and lead compounds. In the development phase, the CombiMatrix group believes biological array processors can enhance the speed and accuracy of the toxicology, pre-clinical and clinical development process. The CombiMatrix group believes that biological array processors can also play a role in monitoring the therapeutic effectiveness of drugs that have been approved for use.

         GENES AND PROTEINS

         The human body is composed of billions of cells each containing DNA that encodes the basic instructions for cellular function. The complete set of an individual's DNA is called the genome, and is organized into 23 pairs of chromosomes, which are further divided into smaller regions called genes. Each gene is composed of a strand of four types of nucleotide bases, referred to as A, C, G and T. The bases of one DNA strand bind to the bases of the other strand in a specific fashion to form base pairs: the base A always binds with the base T and the base G always binds with the base C.

         The human genome has approximately 3.0 billion nucleotides and their precise order is known as the DNA sequence. When a gene is turned on, or expressed, the genetic information encoded in the DNA is copied to a specific type of RNA, called messenger RNA, or mRNA. The mRNA provides instructions for the synthesis of proteins. Proteins direct cellular function, the development of individual traits and are involved in many diseases. Variations in any part of the sequence of DNA, called polymorphisms, can interfere with the normal function of proteins and may result in a change in cell function leading to disease, a predisposition to disease, an adverse response to drugs or other unwanted effects.

         GENE EXPRESSION PROFILING

         Gene expression profiling is the process of determining which genes are active in a specific cell or group of cells and is accomplished by measuring mRNA, the intermediary between genes and proteins. By comparing gene expression patterns between cells from normal tissue and cells from diseased tissue, researchers may identify specific genes or groups of genes that play a role in the presence of disease. Studies of this type, used in drug discovery, require monitoring thousands, and preferably tens of thousands, of mRNAs in large numbers of samples. As the correlation between gene expression patterns and specific diseases is determined, the CombiMatrix group believes that gene expression profiling will have an increasingly important role as a diagnostic tool. Diagnostic use of expression profiling tools is anticipated to grow rapidly with the combination of the sequencing of various genomes and the availability of more cost-effective technologies.

         GENETIC VARIATION AND FUNCTION

         Genetic variation is mostly due to polymorphisms in genomes, although functional variations may also arise from differences in the way genes are expressed in a given cell, as well as the timing and levels of their expression. Although most cells contain an individual's full set of genes, each cell expresses only a small fraction of this set in different quantities and at different times.

         The most common form of genetic variation occurs as a result of a difference in a single nucleotide in the DNA sequence, commonly referred to as a single nucleotide polymorphism, or SNP. The human genome is estimated to contain between three and six million SNPs. By screening for polymorphisms, researchers seek to correlate variability in the sequence of genes with a specific disease. SNPs are believed to be associated with a large number of human diseases, although most SNPs are believed to be benign and not to be associated with disease. Determining which SNPs may be related to a disease is a complex process requiring investigation of a vast number of SNPs. An SNP association study might require testing for 300,000 possible SNPs in 1,000 patients. Although only a few hundred of these SNPs might be clinically relevant, 300.0 million genotyping tests, or assays, might be required to complete a study. Using available technologies, this scale of SNP genotyping is both impractical and prohibitively expensive.

         While in some cases one SNP will be responsible for medically important effects, it is now believed that the genetic component of most major diseases is associated with a combination of SNPs. As a result, the scientific community has recognized the importance of investigating combinations of many SNPs in an attempt to discover medically valuable information. In order to understand how genetic variation causes disease, researchers must compare gene sequence polymorphisms, or conduct SNP genotyping, from healthy and diseased individuals. Researchers may also compare gene expression patterns, or perform gene expression profiling, from healthy and diseased tissues.

         SNP GENOTYPING

         SNP genotyping is the process of comparing individuals' gene sequences to identify variations in these sequences and determine the significance of these variances. The CombiMatrix group believes that large-scale SNP genotyping, when commercially feasible, has the potential to be used for a variety of applications including: o genomics-based drug development; o clinical trial design and analysis; o testing for predisposition to, and diagnosis of, disease;
o predicting the effectiveness of therapeutics; and o applications outside healthcare.

         PROTEOMICS

         Proteomics is the process of determining which proteins are present in cells, how they interact with one another and how they are correlated with genomic variation. This process is useful in drug discovery and diagnostics because most drugs target proteins that play a role in the existence or development of a disease. Although the potential market for proteomic products is uncertain, the CombiMatrix group believes that proteomics may have applications in:

         o        discovery of new drug targets and new biochemical pathways;

         o        measurement of protein expression and modification; and

         o correlation of protein variation and function with genomic variation and function.

         CURRENT TECHNOLOGIES

         There are currently a variety of traditional technologies available for analyzing genetic variation and function. Traditional technologies generally perform assays individually, or serially, and often require relatively large sample volumes, adding significantly to the costs of assays. In addition, most traditional technologies have limited flexibility to perform different applications. Arrays were developed to overcome the limitations of traditional technologies.

         An array is a collection of miniaturized test sites arranged on a surface that permits many tests to be performed simultaneously, or in parallel, in order to achieve higher throughput. The average size of test sites in an array and the spacing between them defines the array's density. Higher density increases parallel processing throughput. In addition to increasing the throughput, higher density reduces the required volume for the sample being tested, and thereby lowers costs. Currently, the principal commercially available ways to produce arrays include mechanical deposition, bead immobilization, inkjet printing and photolithography.

         While current array technologies have advantages over traditional technologies, the CombiMatrix group believes the full market potential for testing devices to study genetic variation and function has not been realized. This is true for a number of reasons, including the following:

         o HIGH COST. Many currently available array technologies require relatively expensive capital equipment for manufacturing and customizing arrays and reading test results.

         o LOW THROUGHPUT. Some array technologies produce a relatively low density of test sites, which results in low throughput.

         o LIMITED APPLICATION. Many array technologies have limited application outside of SNP genotyping and gene expression profiling, for example in proteomics.

         o INCONVENIENCE. Many array manufacturers do not offer researchers all elements required to design arrays and to complete and analyze their tests, such as test devices, software, instrumentation and reagents.

         o INABILITY TO FABRICATE IN-HOUSE. Most array manufacturers will ship pre-fabricated arrays to customers, even though large customers have a tremendous desire to fabricate their own arrays in-house.

THE COMBIMATRIX GROUP SOLUTION

         The CombiMatrix group believes that its integrated system has advantages over other existing technologies because it will be a cost-effective, fast, flexible, customizable alternative to existing analytical tools designed for similar purposes. Researchers using the CombiMatrix group's system should be able to design and order custom biological array processors or fabricate them in-house, conduct their tests, analyze the results in the relatively inexpensive hybridizer-reader supplied by the CombiMatrix group or any entities with which the CombiMatrix group has joint development efforts, and reorder additional custom biological array processors incorporating modified test parameters, all within a few days. In addition, customers who wish to fabricate arrays themselves will be able to utilize the CombiMatrix group's synthesizers and blank chips to produce their own arrays.

         The CombiMatrix group believes that its biological array processor system will offer several advantages over competing products that are commercially available. The principal scientific advantages of its system are derived from the following three features:

         o the CombiMatrix group's proprietary software, which directs the individually controlled electrodes at the test sites on the surface of its semiconductors and allows the CombiMatrix group to synthesize or immobilize different sequences of DNA or RNA, peptides or small molecules;

         o its virtual flask technology, which uses the chemistry of carefully engineered liquid solutions instead of physical walls around each electrode and avoids the problem of chemical contamination between test sites; and

         o its porous reaction layer, which coats one surface of the semiconductor and may function as a three-dimensional environment for the synthesis or immobilization of relatively large quantities of DNA, RNA, peptides or small molecules so that a stronger test signal is generated at each test site.

         As a result of these scientific features, the CombiMatrix group believes that the system it is designing will have the following characteristics:

         o RAPIDLY CUSTOMIZABLE. The CombiMatrix group believes its proprietary software, chemistry and semiconductor system will allow it or its partners to design, customize and ship biological array processors for SNP genotyping and gene expression profiling that are tailored to meet a customer's specifications in a relatively short time, typically as little as a day. The CombiMatrix group's customization time should be short because it intends to rely on proprietary software and chemical processes, rather than costly and often imprecise mechanical methods, to produce its biological array processors. The CombiMatrix group believes researchers will be able to compress the time required to complete an iterative series of genomic tests because of the short turnaround time that should be required for the delivery of its customized biological array processors.

         o VERSATILE. The CombiMatrix group system can design and create sequences of DNA, RNA, peptides or small molecules in the test sites on its biological array processors, although its first product will be limited to DNA sequences.

         o HIGH THROUGHPUT. The CombiMatrix group's synthesizers will enable its customers to fabricate from six to forty custom designed biological array processors per day with a total of up to several thousand test sites per processor.

         o ACCURATE AND COST-EFFECTIVE. Relatively large amounts of DNA, RNA, peptides or small molecules that can be synthesized or immobilized in the porous reaction layer at each test site generate strong assay signals that facilitate accurate interpretation of test data. These strong assay signals will enable the CombiMatrix group's customers to analyze the results of their tests without investing in the relatively expensive capital equipment needed to detect weak signals.

         o CONVENIENT AND INTEGRATED. The CombiMatrix group plans to offer its strategic partners and customers a complete system including the software, biological array processors, instrumentation and reagents necessary to design and perform their assays and obtain an analysis of the results. Typically, tests using the CombiMatrix group's biological array processors should be able to be completed and analyzed within hours by using the equipment, reagents and software supplied by the CombiMatrix group.

         o MANUFACTURING SCALABILITY. The CombiMatrix group believes it will be able to increase production to respond to increased demand because its semiconductors are manufactured by others using conventional semiconductor fabrication methods and its customization equipment can be rapidly assembled by the CombiMatrix group or any entities with which the CombiMatrix group has joint development efforts.

PRODUCTS AND SERVICES

         The CombiMatrix group's technology potentially represents a significant advance over existing biochip technologies and other platforms for combinatorial chemistry. The first application of the technology that the CombiMatrix group is pursuing is in the field of genomics, where it is developing a biochip for the analysis of DNA. The CombiMatrix group believes that this technology may be applied to the fields of genetic analysis and disease management. The CombiMatrix group is also developing the chip in the emerging field of proteomics, where analysis of DNA is correlated to the levels of proteins in patient samples. Many researchers believe that the analysis of proteomic information will lead to the development of new drugs and better disease management. Once the CombiMatrix group demonstrates the feasibility of its approach in each market, it intends to enter into strategic alliances with major participants to speed commercialization in multiple applications. In addition, the CombiMatrix group is exploring opportunities to utilize its technology for the detection of the presence of chemical and biological warfare agents.

THE COMBIMATRIX GROUP'S STRATEGY

         The CombiMatrix group's goal is to provide biotechnology and pharmaceutical companies and academic researchers with the industry standard solution for rapid evaluation of genetic function/variation, proteomic research and bioinformatic tools.

         FOCUSING ON HIGH-GROWTH MARKETS

         The CombiMatrix group is initially focusing on the gene expression profiling, SNP genotyping, proteomic and bioinformatics markets. Initial product sales will be derived from the CombiMatrix group's DNA synthesizers, DNA microarrays, hybridization-reader system and bioinformatic tools. The CombiMatrix group believes the market for its rapid customization microarrays and in-house synthesizers has the potential for high growth due to increasing demand for therapeutics and diagnostics based on newly available genomic information. To date, the lack of high-throughput and cost-effective technologies and the slow turnaround of current technologies has limited the growth of this market.

         PARTNERING WITH MULTIPLE COMPANIES TO EXPAND MARKET OPPORTUNITY

         The CombiMatrix group plans to pursue multiple relationships to facilitate the expansion of its semiconductor based microarray technologies and to exploit large and diverse markets. The CombiMatrix group expects to enter into relationships and collaborations to gain access to complementary technologies, distribution channels, manufacturing infrastructure and information content. The CombiMatrix group intends to structure relationships that maximize its research and development efforts with the strong distribution and manufacturing capabilities of its customers and any entities with which the CombiMatrix group has joint development efforts, enabling industry standard solutions for pharmaceutical and biotechnology researchers. Such a strategy will enable the CombiMatrix group to focus on its strength, which is research and development, and leverage the strengths of any entities with which it has entered into agreements to commercialize its products.

         COMMERCIALIZING AND MANUFACTURING DESKTOP SYNTHESIZERS AND MICROARRAY TECHNOLOGY FOR GENE EXPRESSION PROFILING AND MOLECULAR DIAGNOSTICS

         The CombiMatrix group intends to rapidly commercialize its microarray technology for gene expression profiling through agreements to jointly develop technology. The CombiMatrix group has an agreement with Roche Diagnostics GmbH, or Roche, to jointly develop technology. Roche contributes extensive expertise in instrument and reagent development, as well as offers a large and experienced worldwide sales and marketing team. The CombiMatrix group believes that the combination of its microarray technology with Roche's leadership position in the genetic analysis and diagnostic markets will enable it to capture a significant portion of the gene expression profiling and molecular diagnostic markets.

         In addition to Roche, the CombiMatrix group plans on establishing other relationships for its DNA microarray technology. The CombiMatrix group also intends on establishing alliances for its proteomic and bioinformatic products.

         EXPANDING TECHNOLOGIES INTO MULTIPLE PRODUCT LINES

         The CombiMatrix group intends to utilize the flexibility of its semiconductor based microarray technologies to develop multiple product lines. In addition to providing new sources of revenue, it believes these product lines will further its goal of establishing its microarray technology as the industry standard for array-based analysis.

         STRENGTHENING TECHNOLOGICAL LEADERSHIP

         The CombiMatrix group plans to continue advancing its proprietary technologies through its internal research efforts, collaborations with industry leaders and strategic licensing. The CombiMatrix group may also pursue acquisitions of complementary technologies and leverage its technologies into other value-added businesses. Its efforts to strengthen its technology include the following:

         o RAPIDLY COMMERCIALIZING ITS SNP GENOTYPING AND GENE EXPRESSION PROFILING PRODUCTS. The CombiMatrix group is initially focusing on the SNP genotyping and gene expression profiling markets because it believes that there is substantial demand for tools that help analyze newly available genomic information and thereby assist pharmaceutical and biotechnology companies in developing new drugs and diagnostic tools. Typically, sales of products in these markets do not require advance clearance by the U.S. Food and Drug Administration, or FDA, and as a result, can be achieved more quickly and with less cost than sales of regulated devices.

         o DEVELOPING PRODUCT APPLICATIONS IN PROTEOMICS. Proteomic research has not developed as rapidly as SNP genotyping and gene expression profiling because of the absence of effective technology and tools for conducting research. The CombiMatrix group believes that its biological array processor system can be developed to facilitate proteomic research. The CombiMatrix group has developed chemical processes for the rapid immobilization of proteins and small molecules within the test sites on its biological array processors. The CombiMatrix group believes its system may be particularly effective in proteomic research because the proprietary materials that can be used to form the three-dimensional porous reaction layer on its biological array processors are a hospitable environment for the immobilization and study of proteins. The CombiMatrix group has produced customized test devices with peptides and small molecules for possible use in proteomic research. The CombiMatrix group is currently developing its technology for proteomic applications.

         o EXPANDING PROPOSED PRODUCT OFFERINGS. The CombiMatrix group is engaged in several research and development initiatives to expand its product offerings by increasing the density of its biological array processors and by developing additional applications of its technology for drug discovery and development. The CombiMatrix group believes that the flexible, parallel processing capabilities of its biological array processor system may have potential applications related to:

                  o        gene discovery and function characterization;

                  o        specific targeting of drug discovery efforts;

                  o        the development of customized drugs;

                  o high-throughput screening for pharmaceutical candidates;

                  o the development of diagnostic methods for identifying, classifying and staging diseases;

                  o the prediction of successful drug therapy for a particular patient population;

                  o the identification of an individual patient's tolerance for a particular drug so that previously abandoned drugs can be selectively prescribed;

                  o early recognition of potential adverse response to drug therapy;

                  o identification of predisposition to disease in order to prescribe preventative therapies; and

                  o identification of the presence of chemical or biological warfare agents.

          However, the CombiMatrix group has not yet produced products to address or access the potential of its technology in these areas.

         o PROTECTING AND STRENGTHENING INTELLECTUAL PROPERTY. Through the CombiMatrix Corporation's two issued patents in the United States and one in Europe, its more than 44 patent applications pending in the United States, Europe and elsewhere and its trade secrets, the CombiMatrix group believes it has suitable intellectual property protection for its proprietary technologies. The CombiMatrix group plans to build its intellectual property portfolio through internal research efforts, collaborations with industry leaders, strategic licensing and possible acquisitions of complementary technologies. The CombiMatrix group also plans to pursue patent protection for downstream products created using its proprietary products.

THE COMBIMATRIX GROUP SYSTEM AND TECHNOLOGY

         The CombiMatrix group anticipates that a customer wishing to use its bioarray product will use its proprietary software to provide the CombiMatrix group, or an entity with which the CombiMatrix group has joint development efforts, with information relating to the sequences that the customer wishes to evaluate. Array design software will design an initial array of DNA segments and then instruct a synthesizer unit to customize one or more biological array processors containing these selected DNA segments. This process will be entirely automated. The completed biological array processor will be shipped to the customer along with kits including specific instructions and reagents needed to conduct these evaluations. The CombiMatrix group expects that the time interval between receipt of the customer's order and shipment of the biological array processors and reagent kits will typically be a few days or less. Alternatively for a customer with an in-house synthesizer, the process will be completed typically overnight. To use the processor, the customer will prepare a sample and introduce it to the processor. The processor will then be inserted into a hybridizer-reader unit that the CombiMatrix group, or an entity with which the CombiMatrix group has joint development efforts, will have supplied to the customer. Proprietary software will enable the customer to image the processor, format the data and perform analysis.

         In practical operation, the CombiMatrix group expects that a customer will typically analyze the results of an initial experiment and choose to change the composition of its biological array processors to further optimize its performance. For example, a customer may choose to change the sequences of some array elements, eliminate some sequences altogether or incorporate additional sequences. The CombiMatrix group's biological array processor system will allow a researcher to order or fabricate successive arrays with the desired changes.

         THE COMBIMATRIX GROUP PROCESS

         Each of the CombiMatrix group's biological array processors is made up of a semiconductor chip on which the CombiMatrix group has installed electrical conduits and applied a layer of porous material. It will have up to approximately 10,000 test sites, one for each electrode site on the semiconductor. The CombiMatrix group can synthesize or immobilize DNA, RNA, peptides or small molecules within the porous reaction layer at each test site on the surface of its semiconductor. The CombiMatrix group confines the chemical synthesis within each test site using chemistry of carefully engineered liquid solutions. This avoids the problem of chemical contamination between different test sites. Because confinement is accomplished without physical walls, the CombiMatrix group refers to this enabling technology as a virtual flask. This virtual flask technology enables the CombiMatrix group to use semiconductor devices that are fabricated by contractors using conventional semiconductor processes.

         In the case of the CombiMatrix group's DNA arrays, each test site, or virtual flask, will contain a particular DNA segment, or capture probe, that is made by putting nucleotide bases, A, G, C, or T, together one at a time. These DNA probes typically contain between 16 and 60 nucleotide bases. The CombiMatrix group's software selectively activates each electrode where a new nucleotide base is to be added. Once activated, the electrode causes an electrochemical reaction to occur that produces chemicals that react with the existing chains of DNA at that site to activate them for bonding with the next nucleotide base. These electrochemically-generated chemicals are confined by the CombiMatrix group's virtual flask technology to the region of the porous reaction layer that surrounds the electrode where they are produced. A fluidics delivery unit then floods the semiconductor with a solution containing a nucleotide base, which binds only to the capture probe at activated sites. This cycle is repeated over and over to produce different DNA segments at each test site. Quality assurance tests are performed following completion of the synthesis process. The CombiMatrix group's laboratory tests have confirmed that other substances, such as peptides, immobilized proteins and antibodies, small organic molecules and enzymes, among others, can also be chemically isolated in the virtual flasks.

         SEMICONDUCTOR COMPONENT

         The CombiMatrix group's semiconductors are manufactured by others using conventional semiconductor fabrication processes. The CombiMatrix group believes that the total number of test sites on a semiconductor is limited only by the degree of miniaturization of the semiconductor fabrication process. The CombiMatrix group believes that its semiconductor architecture is scalable and, as a result, that it can benefit directly from the substantial investments that have been made by the semiconductor industry in miniaturizing chip fabrication processes. At the present time, the CombiMatrix group is using devices made with a 3.0 micron process size that yield 1,024 potential test sites within less than a square centimeter. Each of the individual sites is 100 microns in diameter, about the diameter of a human hair. The CombiMatrix group believes that by using a standard 0.25 micron semiconductor fabrication process, it can produce a biological array processor with over 1,000,000 sites per square centimeter, although it has not yet made or tested a biological array processor with more than 18,000 potential test sites.

         HYBRIDIZER-READER

         Hybridization is the binding of DNA sequences in a test sample with the DNA material that has been created at specific test sites on its biological array processors. In the case of DNA, segments bind together when the DNA segments in a sample and the DNA segments on its test sites are complementary. The CombiMatrix group is developing a combination hybridization chamber and biological array processor reader that it calls the hybridizer-reader. The hybridization chamber is being designed to help researchers standardize their experimental conditions, such as temperature, so that consistent results may be obtained from experiment to experiment. In the hybridization chamber, a solution that the researcher wants to analyze will be washed over one or more of the CombiMatrix group's biological array processors. DNA in the sample that is complementary with the DNA on the capture probes of the CombiMatrix group's biological array processors will bond. The hybridizer-reader will measure and identify the presence or absence and relative strength of bonding in the test sites on the biological array processors using conventional equipment. Because the optical signals resulting from the tests are stronger than those obtained from chips that contain a single molecular layer of test material, at its current chip density the CombiMatrix group will be able to read test results with a standard video camera system that should be substantially less expensive than the typical optical reader system needed to read other chips on the market. If the CombiMatrix group is able to increase substantially the density of its biological array processor, researchers may be required to use more expensive equipment to analyze the smaller volume of material bonded at each test site.

         IN-HOUSE SYNTHESIZERS

         The process of fabricating bioarray processors is performed using an electrochemical technique, which takes advantage of the virtual flask technology. This capability enables us to build synthesizers (desk top versions as well as high-throughput industrial versions) that can be operated at the site of use. Therefore, customers who choose to fabricate their own arrays can do so by purchasing, leasing or licensing one of our synthesizers for operation in their own facilities. This capability will enable customers to utilize array processors quickly by eliminating the time necessary for shipping from a central manufacturing facility. In addition, these customers will never be required to disclose to any party, including the CombiMatrix group, the sequences or genes in which they are investigating.

         SOFTWARE

         The CombiMatrix group has designed and is testing integrated, modular software that will direct the design and customization of its biological array processors for use in DNA applications. The software required to enable proteomic research is in the early stages of development.

         The CombiMatrix group's current software is being designed to:

         o permit customers to access public databases for gene sequence information;

         o permit customers to transmit their research objectives to the CombiMatrix group or partners over the Internet, or to their own in-house synthesis lab behind their IT firewall;

         o enable the CombiMatrix group to rapidly screen potential DNA segments against large numbers of DNA targets during its design process;

         o enable the CombiMatrix group to direct its manufacturing equipment to synthesize DNA segments designed by it on the surface of its biological array processors; and

         o permit the CombiMatrix group to quality check the finished product.

REGULATORY MATTERS

         The CombiMatrix group intends to sell products to the pharmaceutical, biotechnology and academic communities for research applications. Therefore, its initial products will not require approval from, or be regulated by, the FDA, as a manufacturer nor will they be subject to the FDA's current good manufacturing practice, or cGMP, regulations. Additionally, the CombiMatrix group's initial products will not be subject to certain reagent regulations promulgated by the FDA. However, the manufacture, marketing and sale of certain products and services for any clinical or diagnostic applications will be subject to extensive government regulation as medical devices in the United States by the FDA and in other countries by corresponding foreign regulatory authorities.

         The FDA requires that a manufacturer seeking to market a new or modified medical device, or an existing medical device for a new indication, obtain either a pre-market notification clearance under the Federal Food, Drug and Cosmetic Act or a showing of substantial equivalence in function to an existing regulated device. The CombiMatrix group anticipates that its products will become subject to medical device regulations in the United States only when they are marketed for clinical uses for any clinical or diagnostic purpose, excluding pure research or product discovery research purposes. Material changes to existing medical devices are also subject to FDA review and clearance or approval prior to commercialization in the United States.

         Should the CombiMatrix group market products for any clinical or diagnostic purpose or act as a manufacturer or supplier of products for a third-party customer to market for any clinical or diagnostic purpose, it will be required to register as a medical device manufacturer with the FDA. As a registered manufacturer, the CombiMatrix group would be subject to routine inspection by the FDA for compliance with cGMP regulations and other applicable regulations. In addition, the CombiMatrix group must currently comply with a variety of other federal, state and local laws and regulations relating to safe work conditions and manufacturing practices. The extent of government regulation that might result from any future legislation or administration cannot be predicted. Moreover, there can be no assurance that the CombiMatrix group or its third-party customers will be able to obtain appropriate FDA regulatory approvals on a timely basis, or at all, or that the CombiMatrix group will be able to comply with cGMP regulations.

         Sales of the CombiMatrix group's products outside the United States will be subject to foreign regulatory requirements that vary from country to country. Additional approvals from foreign regulatory authorities may be required, and there can be no assurance that the CombiMatrix group will be able to obtain foreign marketing approvals on a timely basis, or at all, or that it will not be required to incur significant costs in obtaining or maintaining foreign regulatory approvals. For example, if the CombiMatrix group products are marketed for clinical or diagnostic purposes in the European Union, the CombiMatrix group will have to obtain the certificates required for the "CE" mark to be affixed to the CombiMatrix group products for sales in European Union member countries. The "CE" mark is a European Union symbol of adherence to quality assurance standards and compliance with applicable European Union directives and regulations.

JOINT VENTURES

         In October 2001, CombiMatrix KK, a majority-owned subsidiary of CombiMatrix Corporation, formed a joint venture with Marubeni Japan, one of Japan's leading trading companies. The joint venture will focus on development and licensing opportunities for CombiMatrix Corporation's biochip technology with academic, pharmaceutical and biotechnology organizations in the Japanese market. Marubeni made an investment to acquire a 10% minority interest in the joint venture.

         Prior to April 25, 2002, CombiMatrix Corporation owned 28.5% of Advanced Material Sciences, which in turn held an exclusive license for CombiMatrix Corporation's microarray synthesis technology for the development and discovery of advanced electronic materials for such purposes as fuel cell catalysts. In consideration for this exclusive license, CombiMatrix Corporation would share in the revenues earned by Advanced Material Sciences for commercialization of these discoveries based on CombiMatrix Corporation's microarray technology. The term of this arrangement was 20 years. As the technology was being developed at Advanced Material Sciences, management realized that it was inefficient to build redundant infrastructure to perform this research. Rather than build and buy new equipment and facilities to conduct materials discovery, it was decided to utilize the existing infrastructure at CombiMatrix Corporation to more efficiently and quickly perform materials discovery research. On April 25, 2002, CombiMatrix Corporation acquired Acacia Research Corporation's majority interest in Advanced Material Sciences in consideration of 180,982 shares of CombiMatrix Corporation's common stock.

MARKETING AND DISTRIBUTION

         In July 2001, CombiMatrix Corporation entered into non-exclusive worldwide license, supply, research and development agreements with Roche. These agreements were amended in September 2002, primarily to grant Roche manufacturing rights with respect to the products under development in return for additional cash consideration under the agreements. The revised agreements also make minor modifications to terms of the agreements involving matters such as milestones, payments and technical specifications, none of which is considered to be material. Such minor modifications are a standard part of the research and development process and are routinely made in development agreements. Since the inception of our relationship with Roche, CombiMatrix Corporation has engaged in a continuous process of monitoring and reevaluating the terms of our agreements, and have amended the agreements in several respects to establish more meaningful goals, milestones and timelines. The agreements are non-exclusive with respect to CombiMatrix Corporation's core technology, meaning that CombiMatrix Corporation remains free to license its core technology to third parties for applications in the genomics, proteomics and other fields. The agreements contain exclusivity or co-exclusivity provisions only with respect to the specific products being co-developed for, and partially funded by, Roche pursuant to the agreements.

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

         The agreements provide for minimum payments by Roche to CombiMatrix Corporation over the first three years, including milestone achievements, payments for products, royalties and research and development projects. Nevertheless, because our agreements with Roche contain provisions that would allow Roche to terminate the agreements, the future payments by Roche to

CombiMatrix Corporation might never be realized. Since July 2001, CombiMatrix Corporation has completed several milestones in its strategic alliance with Roche including demonstration of several key performance metrics of its custom in-situ microarray system, and has received approximately $16.8 million in cash payments from Roche from July 2001 through December 31, 2002.

MANUFACTURING AND CUSTOMIZATION

         The CombiMatrix group is developing automated, computer-directed manufacturing processes for the synthesis of sequences of DNA, RNA, peptides or small molecules in the virtual flasks on its biological array processors.

         The CombiMatrix group's biological array processor manufacturing process will involve:

         o processing wafers of semiconductors manufactured by others into individual devices and installing electrical contacts on the semiconductor devices; and

         o applying the porous reaction layer to the semiconductor devices.

         The CombiMatrix group, or any entities with which the CombiMatrix group has joint development efforts, will then customize its biological array processors in response to customer orders by:

         o synthesizing test materials in the virtual flasks on the biological array processors using its synthesis module; and

         o checking the quality of the customized biological array processors.

         Initially, the CombiMatrix group plans to rely upon third-party manufacturers to produce the semiconductors, chemical reagents and accessories for its products. The CombiMatrix group intends to continue the outsourcing of portions of its manufacturing process to subcontractors where the CombiMatrix group determines it is in its best commercial interest.

         Substantially all of the components and raw materials used in the manufacture of the CombiMatrix group's products, including semiconductors and reagents, are currently provided from a limited number of sources or in some cases from a single source. Although the CombiMatrix group believes that alternative sources for those components and raw materials are available, any supply interruption in a sole-sourced component or raw material might result in up to a several-month production delay and materially harm the CombiMatrix group's ability to manufacture products until a new source of supply, if any, could be located and qualified. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the CombiMatrix group or incompatible with its manufacturing process, could have a material adverse effect on its ability to manufacture products. The CombiMatrix group may be unable to find a sufficient alternative supply channel in a reasonable time period, or on commercially reasonable terms, if at all. The CombiMatrix group utilizes semiconductors made with a 3.0 micron fabrication process that is no longer in wide use due to increased miniaturization of semiconductors. If the CombiMatrix group is unable to achieve higher densities of test sites, it may become difficult or more expensive for the CombiMatrix group to obtain sufficient quantities of semiconductors as manufacturers phase out 3.0 micron production capacity.

PATENTS, LICENSES AND FRANCHISES

         The CombiMatrix group's primary patent strategy is to protect all aspects of its biological array processor system, including the porous reaction layer, the virtual flask technology, processes for designing capture probes, unique properties of a protein-based biological array processor and business methods for automating ordering, creating and manufacturing custom made biological array processors. The CombiMatrix group's patent applications are divided by subject matter into areas of its core biological array processor technology, other hardware for detection and manufacturing, software for designing experiments using biological array processors and chemical compositions and processes.

         CombiMatrix Corporation has 44 patent applications pending in the United States and Europe. The CombiMatrix group's policy is to file patent applications and to seek intellectual property protection for its proprietary products and technology using patents, copyrights and trade secret protections, as appropriate.

         In July 2000, CombiMatrix Corporation was granted U.S. Patent No. 6,093,302, which expires in July 2017, for its biochip microarray processor system. This system enables quick and economical turnaround of custom-designed microarrays for use in biological research. A microarray consists of a chemical

"virtual flask" located on the surface of a semiconductor chip containing thousands of microarrays, which are separated from each other using special solutions instead of physical barriers. Each microarray has electronic circuitry that may be directed by a computer to construct a specified compound. The patent covers CombiMatrix Corporation's core technology, which is a method for producing microarrays by synthesizing biological materials on a three-dimensional, active surface.

         The CombiMatrix group seeks to protect its corporate identity with trademarks and service marks. In addition its trademark strategy includes protecting the identity and goodwill associated with its biological array processor products. The CombiMatrix group purchases chemical reagents from suppliers who are licensed under appropriate patent rights. It is the CombiMatrix group's policy to obtain licenses from patent holders if needed to practice its chemical processes.

         The CombiMatrix group's success will depend, in part, upon its ability to obtain patents and maintain adequate protection of its intellectual property in the United States and other countries. If it does not protect its intellectual property adequately, competitors may be able to use its technologies and thereby erode any competitive advantage that the CombiMatrix group may have. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights abroad. These problems can be caused by the absence of rules and methods for defending intellectual property rights.

         The patent positions of companies developing tools for the biotechnology and pharmaceutical industries, including the CombiMatrix group's patent position, generally are uncertain and involve complex legal and factual questions. The CombiMatrix group will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that its proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The CombiMatrix group's existing patent and any future patents it obtains may not be sufficiently broad to prevent others from practicing its technologies or from developing competing products. There also is risk that others may independently develop similar or alternative technologies or design around its patented technologies. In addition, others may challenge or invalidate the CombiMatrix group's patents, or its patents may fail to provide it with any competitive advantage. Enforcing its intellectual property rights may be difficult, costly and time consuming, and ultimately may not be successful.

         The CombiMatrix group also relies upon trade secret protection for its confidential and proprietary information. It seeks to protect its proprietary information by entering into confidentiality and invention disclosure and transfer agreements with employees, collaborators and consultants. These measures, however, may not provide adequate protection for the CombiMatrix group's trade secrets or other proprietary information. Employees, collaborators or consultants may still disclose its proprietary information, and the CombiMatrix group may not be able to meaningfully protect its trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to its trade secrets.

         The CombiMatrix group cannot assure you that any of its patent applications will result in the issuance of any additional patents, that its patent applications will have priority of invention or filing date over similar rights of others, or that, if issued, any of its patents will offer protection against its competitors. Additionally, the CombiMatrix group cannot assure you that any patent issued to it will not be challenged, invalidated or circumvented in the future or that the intellectual property rights it has created will provide a competitive advantage. Litigation may be necessary to enforce its intellectual property rights or to determine the enforceability, scope of protection or validity of the intellectual property rights of others.

COMPETITION

         The CombiMatrix group expects to encounter competition in the area of business opportunities from other entities having similar business objectives. Many of these potential competitors possess financial, technical, human and other resources greater than those of the CombiMatrix group. The CombiMatrix group anticipates that it will face increased competition in the future as new companies enter the market and advanced technologies become available. In the life sciences industry, many competitors have more experience in research and development than the CombiMatrix group. Technological advances or entirely different approaches developed by one or more of its competitors could render the CombiMatrix group's processes obsolete or uneconomical. The existing approaches of competitors or new approaches or technology developed by competitors may be more effective than those developed by the CombiMatrix group.

         The CombiMatrix group is aware of other companies or companies with divisions that have, or are developing, technologies for the SNP genotyping, gene expression profiling and proteomic markets. The CombiMatrix group believes that its primary competitors will be Abbott Laboratories, Affymetrix, Inc., Agilent Technologies, Inc., Bayer AG, Becton, Dickinson and Company, Ciphergen Biosystems, Inc., Gene Logic Inc., Illumina, Inc., Johnson & Johnson, Nanogen, Inc., Orchid Biosciences, Inc., Applera Corporation, Roche Diagnostics GmbH and

Sequenom, Inc. However, the CombiMatrix group's market is rapidly changing, and the CombiMatrix group expects to face additional competition from new market entrants, new product developments and consolidation of its existing competitors. Many of the CombiMatrix group's competitors have existing strategic relationships with major pharmaceutical and biotechnology companies, greater commercial experience and substantially greater financial and personnel resources than it does. The CombiMatrix group expects new competitors to emerge and the intensity of competition to increase in the future.

         The CombiMatrix group believes that the principal competitive factors in selling its products will be:

         o        the time required to engineer, produce and ship products;

         o the speed and accuracy with which test results can be read and interpreted;

         o        the density of testing devices;

         o the cost and pricing of the installed base of competing products; and

         o        access to proprietary genetic databases.

         The CombiMatrix group believes that it will be able to compete favorably with regard to these factors even though it has competitors who currently produce testing devices with higher densities than its proposed initial products, and, initially, it will not offer its customers access to proprietary genetic information.

RESEARCH, DEVELOPMENT AND ENGINEERING

         The CombiMatrix group's research and development expenses excluding non-cash stock compensation charges and acquired in-process research and development charges were $18.2 million, $11.7 million and $5.9 million in 2002, 2001 and 2000, respectively. The CombiMatrix group intends to invest aggressively in its proprietary technologies through internal development and, to the extent available, licensing of third-party technologies to increase and improve other characteristics of its products. The CombiMatrix group also plans to continue to invest in improving the cost-effectiveness of its products through further automation and improved information technologies. The CombiMatrix group's future research and development efforts may involve research conducted by the CombiMatrix group, collaborations with other researchers and the acquisition of chemistries and other technologies developed by universities and other academic institutions.

         The CombiMatrix group is developing a variety of life sciences related products and services. These industries are characterized by rapid technological development. The CombiMatrix group believes that its future success will depend in large part on its ability to continue to enhance its existing products and services and to develop other products and services, which complement existing ones. In order to respond to rapidly changing competitive and technological conditions, the CombiMatrix group expects to continue to incur significant research and development expenses during the initial development phase of new products and services, as well as on an ongoing basis.

         There are four major development hurdles to the CombiMatrix group's core technology platform, three of which have been overcome, as described below:

         o DESIGN AND FABRICATION OF SEMICONDUCTOR ARRAYS. The CombiMatrix group has utilized common tools well known to the semiconductor industry such as EDA (electronic design automation) software, lithography fabrication techniques and other semiconductor processing methods to fabricate a number of array designs that are utilized as the base electronic component of its products. The CombiMatrix group continues to utilize these tools to advance their designs in a manner similar to semiconductor companies. The core functional needs of the devices have been achieved in designing and building semiconductor arrays.

         o DESIGN AND FABRICATION OF INSTRUMENTATION FOR SYNTHESIS OF DNA ON ARRAYS AND THE ACTUAL SYNTHESIS OF DNA ON SUCH ARRAYS. In order to produce bioarrays with in-situ synthesized DNA, the CombiMatrix group designed and built unique instrumentation. Such instrumentation incorporates standard electronic, mechanical and fluidic components, as well as customized firmware and user interface software. These prototype systems operate in a manner that allows the synthesis of DNA, RNA and other small molecules on multiple arrays.

         o DESIGN AND FABRICATION OF INSTRUMENTATION TO PERFORM ASSAYS ON ARRAYS AS WELL AS TO MEASURE SUCH PERFORMANCE. Instruments, commonly known as Reader-Hybridizers, have been designed and prototypes have been built to automate the process of performing an assay on the CombiMatrix group's bioarrays as well as to measure the performance of the assay. These instruments incorporate standard, electronic, mechanical, robotic and fluidic components, as well as firmware and software to function.

         o DEVELOPMENT OF A COST-EFFECTIVE, COMMERCIALLY VIABLE APPROACH TO MANUFACTURE ARRAYS. As the CombiMatrix group moves forward to broad commercialization of its technology platform, advanced manufacturing techniques are being developed to provide the most reliable and cost-effective approach to manufacture bioarrays, as well as to develop products that are commercially viable. These methods will utilize certain protocols (many of which are well known in the manufacturing sector), including robotic automation, as well as some internally developed protocols. These processes are currently in development.

GOVERNMENT GRANTS AND CONTRACTS

         Government grants and contracts have allowed the CombiMatrix group to fund certain internal scientific programs and exploratory research. The CombiMatrix group retains ownership of all intellectual property and commercial rights generated during these projects. The United States government, however, retains a non-exclusive, non-transferable, paid-up license to practice the inventions made with federal funds pursuant to applicable statutes and regulations. The CombiMatrix group does not believe that the retained license will have any impact on its ability to market its products. The CombiMatrix group does not need government approval to enter into collaborations or other relationships with third parties.

         The CombiMatrix Corporation has been awarded two grants and two contracts from the federal government in connection with its biological array processor technology. In July 1999, the CombiMatrix Corporation was awarded a $60,000 Phase I Small Business Innovative Research, or SBIR, contract from the U.S. Department of Defense to develop nanode array sensor microchips to enable simultaneous detection of numerous chemical and biological warfare agents. Also in July 1999, the CombiMatrix Corporation was awarded a $100,000 Phase I SBIR Department of Energy grant to use the CombiMatrix Corporation's proprietary biochip technology to develop microarrays of affinity probes for the analysis of gene products. In January 2000, the CombiMatrix Corporation was awarded a $730,000 Phase II SBIR Department of Defense contract for the use of its biochip technology to further develop nanode array sensor microchips. The term of the Phase II SBIR Department of Defense contract ended July 2002 upon delivery of a prototype electrochemical biological detection system to the Department of Defense. As such, CombiMatrix Corporation will no longer receive grant revenues under the Phase II SBIR Department of Defense contract beyond 2002. In February 2002, the CombiMatrix Corporation was awarded a six-month $100,000 Phase I National Institutes of Health grant for the development of its protein biochip technology, entitled "Self-Assembling Protein Microchips." This grant was completed in August of 2002.

         The CombiMatrix group will continue to pursue grants and contracts that complement its research and development efforts.

EMPLOYEES

         As of December 31, 2002, the CombiMatrix group had 99 full-time employees, 18 of whom hold Ph.D. degrees and 71 of whom are engaged in full-time research and development activities. The CombiMatrix group is not a party to any collective bargaining agreement. The CombiMatrix group considers its employee relations to be good.

ENVIRONMENTAL MATTERS

         The operations of the CombiMatrix group involve the use, transportation, storage and disposal of hazardous substances, and as a result, these subsidiaries are subject to environmental and health and safety laws and regulations. Although the CombiMatrix group currently uses fairly small quantities of hazardous substances, as it expands its operations, its use of hazardous substances will likely increase and lead to additional and more stringent requirements. The cost of complying with these and any future environmental regulations could be substantial. In addition, if the CombiMatrix group fails to comply with environmental laws and regulations, or releases any hazardous substance into the environment, the CombiMatrix group could be exposed to substantial liability in the form of fines, penalties, remediation costs and other damages, or could suffer a curtailment or shut down of its operations.

                            ACACIA TECHNOLOGIES GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)

BUSINESS

         The Acacia Technologies group is principally comprised of Acacia Media Technologies Corporation, or Acacia Media Technologies, formerly Greenwich Information Technologies LLC, Soundview Technologies Incorporated, or Soundview Technologies, and includes all corporate assets and liabilities and related transactions of Acacia Research Corporation that relate to its media technology businesses. Both Acacia Media Technologies and Soundview Technologies are wholly owned subsidiaries of Acacia Research Corporation.

         The Acacia Technologies group owns and is developing a portfolio of U.S. and international pioneering patents covering the transmission and receipt of digital content. These transmission and receiving systems are commonly referred to as audio-on-demand, video-on-demand and audio/video streaming. The Acacia Technologies group calls its proprietary technology Digital Media Transmission, or DMT, technology.

         The Acacia Technologies group also owns a patent for a system that screens television content by content rating code, commonly referred to as V-chip technology. The system, which uses the audio and video blanking interval in conjunction with rating codes which are transmitted with television programming, was approved by the Federal Communication Commission, or FCC, and adopted by television manufacturers as the industry standard in response to the U.S. Telecommunications Act of 1996.

         The Acacia Technologies group is responsible for the development, licensing and protection of its intellectual property and proprietary technologies and continues to pursue both licensing and strategic business alliances with leading companies in the rapidly growing media technologies industry.

MARKET OVERVIEW

         ACACIA MEDIA TECHNOLOGIES' MARKETS

         The market for audio-on-demand, video-on-demand and audio/video streaming utilizing the Acacia Technologies group's DMT technology continues to grow both in the United States and internationally. It has recently been reported that cable TV operators have rolled out video-on-demand services to nearly 10.0 million homes. It has recently been reported that over 3.9 billion video streams were served in 2002, a 52% increase over the previous year. The Acacia Technologies group's DMT patents expire in 2011 and its international DMT patents expire in 2012.

         SOUNDVIEW TECHNOLOGIES' MARKETS

         All televisions with screens 13 inches or larger sold in the U.S. after July 10, 1999 are required to contain V-chip technology. Approximately 26.0 million new televisions are sold in the U.S. each year. The Acacia Technologies group's V-chip patent expires in July 2003. To date, the Acacia Technologies group has entered into licensing agreements with 13 television manufacturers accounting for approximately 75% of the market.

MARKETING AND DISTRIBUTION

         DIGITAL MEDIA TRANSMISSION TECHNOLOGY

         The Acacia Technologies group has launched an extensive licensing program for its DMT technology. Potential licensees include cable companies, hotel in-room entertainment companies, content aggregators, Internet movie companies, Internet music companies, on-line education services, on-line adult entertainment companies, on-line news, sports and information services, hardware and software manufacturers, and consumer electronics manufacturers.

         As of March 31, 2003, the Acacia Technologies group has entered into 12 License Agreements for its DMT technology. The Acacia Technologies group has also formed a joint venture with Grupo Pegasso to license its DMT technology throughout Mexico. In addition, the Acacia Technologies group has initiated patent infringement litigation in the Federal District Court for the Central District of California against approximately 40 defendants who provide digital content over the Internet. The Acacia Technologies group is in discussions with several other potential licensees of its DMT technology.

         V-CHIP TECHNOLOGY

         During 2001, the Acacia Technologies group licensed 12 major television manufacturers including Samsung Electronics, Hitachi America, Ltd., LG Electronics, Inc., Funai Electric Co., Ltd., Daewoo Electronics Corporation of America, Sanyo Manufacturing Corporation, Thomson Multimedia, Inc., JVC Americas Corporation, Matsushita Electric Industrial Co., Ltd., Orion Electric Co. Ltd., Pioneer Electronics (USA) Incorporated and Philips Electronics North America Corporation. In 2002, the Acacia Technologies group licensed one additional television manufacturer. Litigation for patent infringement and anti-trust violations is pending against Sony Corporation of America, Mitsubishi Digital Electronics America, Inc., Sharp Electronics Corporation and Toshiba America Consumer Products, Inc. These 13 licensees and 4 litigants manufacture most of the television sets sold in the United States. The license agreements executed contain provisions in some cases for lump sum payments, in other cases provisions for ongoing royalty payments or a combination of both.

         The Acacia Technologies group has identified several additional companies that also manufacture televisions for sale in the U.S. and it intends to continue to attempt to enter into licenses with these companies. The Acacia Technologies group expects to enter into licenses with these companies, but may initiate additional litigation against these companies if they use Acacia Technologies group's V-chip technology without a license. The Acacia Technologies group's success in entering into licenses or litigation with these companies may, however, be impacted by developments in its existing litigation. In pending litigation against Sony Corporation of America, Mitsubishi Digital Electronics America, Inc., Sharp Electronics Corporation and Toshiba America Consumer Products, Inc., the court in September 2002 ruled that the defendants had not infringed the V-chip patent. While the Acacia Technologies group is currently exploring strategies in connection with this ruling and intends to appeal, litigation is inherently uncertain and there can be no assurance that the Acacia Technologies group will be successful in any such appeal. As a result of this ruling, in October 2002 Soundview Technologies voluntarily filed to dismiss, without prejudice, its pending action for infringement of the V-chip patent against seventeen television manufacturers. By voluntarily dismissing this lawsuit at this time, Soundview Technologies will be able to refile the action in the event that a favorable final decision is reached with respect to the issue of infringement in the lawsuit against Sony, Mitsubishi, Sharp and Toshiba. The Acacia Technologies group's V-chip patent expires in July 2003. However, the Acacia Technologies group may continue to collect license fees on televisions sold in the United States during the patent term, subsequent to the July 2003 patent expiration date.

PATENTS, LICENSES AND FRANCHISES

         The Acacia Technologies group owns five issued U.S. patents relating to audio and video transmission and receiving systems, commonly known as audio-on-demand and video-on-demand, used for distributing content via various methods as follows: U.S. Patent No. 5,132,992, U.S. Patent No. 5,253,275, U.S. Patent No. 5,550,863, U.S. Patent No. 6,002,720 and U.S. Patent No. 6,144,702.
In addition, the Acacia Technologies group owns seventeen foreign patents also relating to audio and video transmission and receiving systems technology. Foreign rights include a patent granted by the European Patent Office covering Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Monaco, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom, and patents in Japan, Taiwan and Mexico. Those patents that have already been issued and granted were issued or granted during the past ten years, the earliest of which will expire in 2011. The Acacia Technologies group is pursuing business opportunities with possible providers of information-on-demand systems and others involved in supplying related information-on-demand services.

         The Acacia Technologies group's patent that describes a method for implementing the V-chip system in parallel with the existing closed-captioning circuits already in place in televisions was issued in November 1985 and expires in July 2003. In April 1998, the U.S. Patent and Trademark Office issued a reexamination certificate confirming the approval of all existing and newly added claims of its issued patent. The reexamination was requested by Soundview Technologies in August 1996 to confirm the strength of its patent in light of other existing patents. Over 30 new prior art references were introduced and examined during the process, which took more than eighteen months for the U.S. Patent and Trademark Office to complete. As a result, patentability of all original claims as issued was confirmed and 17 new claims more specific to the V-chip implementation were granted.

REGULATORY MATTERS

         The Acacia Technologies group markets and licenses technologies relating to audio-on-demand and video-on-demand. These technologies can be used to transmit content by several means including satellite, cable and telecommunications systems. The satellite, cable and telecommunications industries are subject to federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While most satellite, cable and telecommunication industry regulations do not apply directly to the Acacia Technologies group, they affect programming distributors, one of the large potential customers for the technologies covered by the Acacia Technologies group patent portfolio. The Acacia Technologies group monitors pending legislation and administrative proceedings to ascertain relevance, analyze impact and develop strategies regarding regulatory trends and developments within these industries.

         Federal law requires cable operators to reserve up to one-third of a system's channel capacity for local commercial television stations that have elected must-carry status. In addition, a cable system is generally required to carry local non-commercial television stations. The FCC has also implemented comparable rules for satellite carriers requiring that if a satellite system carries one local broadcast station in a local market pursuant to a royalty-free license granted under the Satellite Home Viewer Improvement Act of 1999, then it must carry all local broadcast stations in that market. To meet these requirements, some cable and satellite systems must decide which programming services to keep and which to remove in order to make space available for local television stations. These must-carry requirements may impact the Acacia Technologies group's information-on-demand and streaming media business by causing cable and satellite systems operators to reduce the number of channels on their systems that would have used technologies covered by Acacia Technologies group's patent portfolio.

COMPETITION

         The Acacia Technologies group expects to encounter competition in the area of business opportunities from other entities having similar business objectives. Many of these potential competitors may possess financial, technical, human and other resources greater than those of the Acacia Technologies group. The Acacia Technologies group anticipates that it will face increased competition in the future as new companies enter the market and advanced technologies become available.

         Other companies may develop competing technologies that offer better or less expensive alternatives to the V-chip technology and/or the Acacia Technologies group's audio-on-demand and video-on-demand technologies. Many potential competitors, including television manufacturers and other media technology companies, have significantly greater resources. Technological advances or entirely different approaches developed by one or more of its competitors could render Acacia Technologies group's technologies obsolete or uneconomical.

EMPLOYEES

         As of December 31, 2002, the Acacia Technologies group had 14 full-time employees. None of the companies included in the Acacia Technologies group is a party to any collective bargaining agreement. The Acacia Technologies group considers its employee relations to be good.

ITEM 2.  PROPERTIES

         Acacia Research Corporation leases approximately 7,143 square feet of office space in Newport Beach, California, under a lease agreement that expires in February 2007. We also lease approximately 7,019 square feet of office space in Pasadena, California, under a lease agreement that expires in November 2003, which is subleased through the remaining term of the lease agreement. Our consolidated subsidiary, CombiMatrix Corporation, leases office and laboratory space totaling approximately 90,111 square feet located north of Seattle, Washington, under a lease agreement that expires in December 2008. Presently, we are not seeking any additional facilities.

         We are a guarantor under a lease agreement for office space in Hollywood, California that expires in August 2005. The lease agreement was entered into by Soundbreak.com Incorporated, or Soundbreak.com, which ceased operations in February 2001. A portion of the leased premises is subleased through the remaining term of the lease agreement, and we continue to pursue opportunities to sublease the remaining space.


ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of its business, we are the subject of, or party to, various pending or threatened legal actions. We believe that any liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flows.


COMBIMATRIX GROUP

         On September 30, 2002, CombiMatrix Corporation and Dr. Montgomery entered into a settlement agreement with Nanogen, Inc., or Nanogen, to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, Nanogen dismissed with prejudice its lawsuit against CombiMatrix Corporation and Dr. Montgomery. In return, CombiMatrix Corporation agreed to pay Nanogen $0.5 ,million within 30 days of the settlement and an additional $0.5 million within one year of the settlement. CombiMatrix Corporation also agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1.5 million. The minimum quarterly payments under the settlement agreement will be $37,500 per quarter for the period from October 1, 2003 through October 1, 2004, and $25,000 per quarter thereafter until the patents expire. Also, pursuant to the settlement agreement, CombiMatrix Corporation issued to Nanogen 4,016,346 shares, or 17.5% of its outstanding shares post issuance, subject to an antidilution provision related to the exercise of CombiMatrix Corporation options and warrants that were outstanding on the effective date of the agreement, for a period of up to three years.


ACACIA TECHNOLOGIES GROUP

         In 2000, Soundview Technologies filed a federal patent infringement and antitrust lawsuit against certain television manufacturers, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a/ Consumer Electronics Association. In its lawsuit now pending before the United States District Court for the District of Connecticut, Soundview Technologies alleges that television sets fitted with V-chips and sold in the United States infringe Soundview Technologies' patent. Additionally, Soundview Technologies alleges that the Consumer Electronics Manufacturers Association has induced infringement of Soundview Technologies' patent and that the defendants have violated the federal Clayton and Sherman Antitrust Acts by engaging in collusive attempts to prevent others in the electronics and television broadcasting industries from entering into licensing agreements with Soundview Technologies. Soundview Technologies is seeking monetary damages, an injunction preventing unlicensed use of its patented technology and other remedies. In September 2002, the court granted a motion for summary judgment filed by the defendants, ruling that the defendants have not infringed on Soundview Technologies' patent. While we are currently exploring strategies in response to this ruling and intend to appeal it, litigation is inherently uncertain and we can give no assurance that we will be successful in any such appeal.

         The ruling has no effect on the revenues that the Acacia Technologies group has received from current licensees of our patented V-chip technology. Further, none of the revenues that we have received to date are contingent upon any court rulings or the future outcome of any litigation with unlicensed television manufacturers. Soundview Technologies continues to pursue its antitrust claim against the defendants.

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

         In February 2003, the Acacia Technologies group initiated DMT technology patent infringement litigation in the Federal District Court for the Central District of California against approximately 40 defendants who provide digital content over the Internet. All of the defendants were previously notified of their infringing activity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Acacia Research Corporation held a special meeting of stockholders, or Special Meeting, on December 11, 2002. At the Special Meeting, the stockholders voted on the following four items:


(a) A proposal to amend our certificate of incorporation to recapitalize our company was approved as follows:

FOR                  AGAINST                    ABSTAIN               BROKER NON-VOTES
---                  -------                    -------               ----------------
11,248,369           279,282                    165,310                       0


(b) A proposal to approve and adopt an Agreement and Plan of Reorganization and the transactions contemplated thereby was approved as follows:

FOR                  AGAINST                    ABSTAIN               BROKER NON-VOTES
---                  -------                    -------               ----------------
11,404,519           265,021                    23,421                        0


(c)      A proposal to approve and adopt the Acacia Research Corporation 2002
         CombiMatrix Stock Incentive Plan was approved as follows:

FOR                   AGAINST                    ABSTAIN               BROKER NON-VOTES
---                   -------                    -------               ----------------
9,481,771            2,063,218                   147,972                       0


(d)      A proposal to approve and adopt the Acacia Research Corporation 2002
         Acacia Technologies Stock Incentive Plan was approved as follows:

FOR                   AGAINST                    ABSTAIN               BROKER NON-VOTES
---                   -------                    -------               ----------------
9,454,823            2,087,439                   150,699                       0


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

RECENT MARKET PRICES

         Acacia Research Corporation's two new classes of common stock, Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock, commenced trading on the Nasdaq Stock Market on December 16, 2002. The two new classes of common stock were created as a result of Acacia Research Corporation's recapitalization that was approved by Acacia Research Corporation's stockholders on December 11, 2002. The two new classes of stock replace Acacia Research Corporation's common stock that formerly traded on the Nasdaq stock market under the symbol ACRI. Acacia Research-Acacia Technologies common stock is now listed on the Nasdaq National Market System and Acacia Research-CombiMatrix common stock is now listed on the Nasdaq SmallCap Market. Acacia Research-CombiMatrix common stock is intended to reflect the performance of Acacia Research Corporation's CombiMatrix group, and Acacia Research-Acacia Technologies stock is intended to reflect the performance of Acacia Research Corporation's Acacia Technologies group.

         Holders of Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock are stockholders of Acacia Research Corporation. As a result, holders of Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to one group could be subject to the liabilities of the other group.

         The markets for securities such as the two classes of our common stock have historically experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in our industry and the investment markets generally, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our two classes of common stock.

         On October 22, 2001, our board of directors declared a 10% stock dividend. The stock dividend, totaling 1,777,710 shares, was distributed on December 5, 2001 for stockholders of record as of November 21, 2001. All share and per share information presented herein is adjusted for the stock dividend.

         The high and low bid prices for our two classes of common stock as reported by NASDAQ for the periods indicated are as follows. Such prices are inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

                                                        2002(1)                                      2001(1)
                                        --------------------------------------       ---------------------------------------
                                        Fourth     Third     Second     First        Fourth      Third    Second      First
                                        Quarter   Quarter    Quarter   Quarter       Quarter    Quarter   Quarter    Quarter
Acacia Research Corporation
(through December 13, 2002):
High                                     $5.61     $7.15     $11.50    $13.26        $13.42     $16.66    $16.14     $18.98
Low                                      $3.65     $3.50      $5.90     $8.47         $8.29      $5.83     $4.69      $5.23

Acacia Research-Acacia Technologies stock:
High                                     $3.40         -          -         -             -          -         -          -
Low                                      $1.65         -          -         -             -          -         -          -

Acacia Research-CombiMatrix stock:
High                                     $4.98         -          -         -             -          -         -          -
Low                                      $2.70         -          -         -             -          -         -          -
-------------------
(1) 2002 share and per share information gives effect to the recapitalization transaction described elsewhere herein as of January 1, 2002. Historical share and per share information for the new classes of securities is not presented as these classes of securities were not part of Acacia Research Corporation's capital structure during 2001 and prior periods.

         On March 21, 2003, the closing bid and asked quotations for our Acacia Research-Acacia Technologies stock were $1.16 and $1.17, respectively. On March 21, 2003, the closing bid and asked quotations for our Acacia
Research-CombiMatrix stock were $1.80 and $1.90, respectively.

         On March 21, 2003, there were approximately 170 owners of record of Acacia Research-Acacia Technologies stock and 280 owners of record of Acacia Research-CombiMatrix stock. The majority of the outstanding shares of Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

DIVIDEND POLICY

         To date, we have not declared or paid any cash dividends with respect to our capital stock, and the current policy of the board of directors is to retain earnings, if any, to provide for the growth of Acacia Research Corporation. Consequently, we do not expect to pay any cash dividends in the foreseeable future. Further, there can be no assurance that our proposed operations will generate revenues and cash flow needed to declare a cash dividend or that we will have legally available funds to pay dividends.

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of December 31, 2002 with respect to our common shares issuable under our equity compensation plans:

                                                                                                      (c) NUMBER OF SECURITIES
                                                          (a) NUMBER OF                                REMAINING AVAILABLE FOR
                                                          SECURITIES TO BE                             FUTURE ISSUANCE UNDER
                                                       ISSUED UPON EXERCISE   (b) WEIGHTED AVERAGE    EQUITY COMPENSATION PLANS
                                                          OF OUTSTANDING        EXERCISE PRICE OF      (EXCLUDING SECURITIES
PLAN CATEGORY                                                 OPTIONS          OUTSTANDING OPTIONS     REFLECTED IN COLUMN (a))
------------------------------------------------------ --------------------   --------------------    -------------------------
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS

2002 CombiMatrix  Stock Incentive Plan(1)                    5,620,000                $9.24                  2,876,000

2002 Acacia Technologies Stock Incentive Plan(2)             4,295,000                $9.36                    913,000

                   Subtotal(3)                                  N/A                     N/A                      N/A

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS(4)

------------------------------------------------------ --------------------   --------------------    -------------------------
                      TOTAL(3)                                  N/A                     N/A                      N/A

--------------------------------
(1) Our 2002 CombiMatrix Stock Incentive Plan, as amended, or the CombiMatrix Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. The CombiMatrix Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards. The 2,876,000 shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. The share reserve under the CombiMatrix Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our Acacia Research-CombiMatrix stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 600,000 shares and in no event will the total number of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares. See
      Note 11 to our consolidated financial statements.

(2) Our 2002 Acacia Technologies Stock Incentive Plan, as amended, or the Acacia Technologies Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. The Acacia Technologies Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards. The 913,000 shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. The share reserve under the Acacia Technologies Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our Acacia Research-Acacia Technologies stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 500,000 shares and in no event will the total number of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares. See Note 11 to our consolidated financial statements.

(3) Subtotal and total information is not provided because the CombiMatrix Plan and the Acacia Technologies Plan relate to two different classes of our common stock.

(4) We have not authorized the issuance of equity securities under any plan not approved by security holders.


ITEM 6.  SELECTED FINANCIAL DATA

         The consolidating selected balance sheet data as of December 31, 2002 and 2001 and the consolidating selected statement of operations data for the years ended December 31, 2002, 2001 and 2000 set forth below have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The consolidating selected financial data as of December 31, 2000, 1999 and 1998 and for the years ended December 31, 1999 and 1998 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the SEC.

         Acacia Research Corporation derived the Acacia Technologies group and CombiMatrix group balance sheet data and statement of operations data from the separate audited financial statements of the Acacia Technologies group and the CombiMatrix group for the years ended December 31, 2002, 2001 and 2000 included elsewhere herein, and the table should be read in conjunction with those financial statements and related notes.

         The AR-Acacia Technologies stock and the AR-CombiMatrix stock are intended to reflect the separate performance of the respective divisions of Acacia Research Corporation, rather than the performance of Acacia Research Corporation as a whole. The chief mechanisms intended to cause the AR-Acacia Technologies stock and the AR-CombiMatrix stock to reflect the financial performance of the respective groups are provisions in our restated certificate of incorporation and common stock policies governing dividends and distributions to each class of stock, which specifically require the allocation of earnings to each class based upon the performance of the two groups determined in accordance with generally accepted accounting principles. Under these provisions, Acacia Research Corporation factors the assets and liabilities and income or losses attributable to the respective groups, determined as described under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," into the determination of the amounts available to pay dividends, if any, on the shares issued for the respective groups; and require Acacia Research Corporation to exchange, redeem or distribute a dividend on the stock of a group if all or substantially all of the assets allocated to the respective group are sold to a third party.

         The Acacia Technologies group and the CombiMatrix group are not separate legal entities. Holders of AR-Acacia Technologies stock and AR-CombiMatrix stock are stockholders of Acacia Research Corporation. As a result, stockholders continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets that Acacia Research Corporation attributes to one group could be subject to the liabilities of the other group.

                                             CONSOLIDATING STATEMENT OF OPERATIONS DATA
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------------------
                                                           2002            2001            2000            1999            1998
                                                      -------------   -------------   -------------   -------------   -------------
REVENUES:
     Acacia Technologies group ...................... $         43    $     24,180    $         40    $        122    $        382
     CombiMatrix group ..............................          839             456              17             144              --
                                                      -------------   -------------   -------------   -------------   -------------
     Acacia Research Corporation .................... $        882    $     24,636    $         57    $        266    $        382
                                                      =============   =============   =============   =============   =============
OPERATING (LOSS) INCOME(5):
     Acacia Technologies group ...................... $     (9,865)   $      5,858    $    (12,606)   $     (4,955)   $     (3,724)
     CombiMatrix group ..............................      (70,460)        (49,056)        (24,557)         (2,625)         (2,118)
                                                      -------------   -------------   -------------   -------------   -------------
     Acacia Research Corporation .................... $    (80,325)   $    (43,198)   $    (37,163)   $     (7,580)   $     (5,842)
                                                      =============   =============   =============   =============   =============
OTHER (EXPENSE) INCOME, NET:
     Acacia Technologies group ...................... $     (3,503)   $      2,111    $     (2,897)   $       (818)   $       (489)
     CombiMatrix group ..............................          392           2,055           1,662            (224)            (56)
                                                      -------------   -------------   -------------   -------------   -------------
     Acacia Research Corporation .................... $     (3,111)   $      4,166    $     (1,235)   $     (1,042)   $       (545)
                                                      =============   =============   =============   =============   =============

(LOSS) INCOME FROM CONTINUING OPERATIONS
  BEFORE MINORITY INTERESTS:
     Acacia Technologies group ...................... $    (12,658)   $      7,034    $    (15,509)   $     (5,791)   $     (4,213)
     CombiMatrix group ..............................      (69,921)        (46,846)        (22,816)         (2,851)         (2,174)
                                                      -------------   -------------   -------------   -------------   -------------
     Acacia Research Corporation .................... $    (82,579)   $    (39,812)   $    (38,325)   $     (8,642)   $     (6,387)
                                                      =============   =============   =============   =============   =============
MINORITY INTERESTS:
     Acacia Technologies group ...................... $        104    $     (1,277)   $        866    $        (27)   $         56
     CombiMatrix group ..............................       23,702          18,817           8,300           1,248             142
                                                      -------------   -------------   -------------   -------------   -------------
     Acacia Research Corporation .................... $     23,806    $     17,540    $      9,166    $      1,221    $        198
                                                      =============   =============   =============   =============   =============

(LOSS) INCOME FROM CONTINUING OPERATIONS:
     Acacia Technologies group ...................... $    (12,554)   $      5,757    $    (14,643)   $     (5,818)   $     (4,157)
     CombiMatrix group ..............................      (46,219)        (28,029)        (14,516)         (1,603)         (2,032)
                                                      -------------   -------------   -------------   -------------   -------------
     Acacia Research Corporation .................... $    (58,773)   $    (22,272)   $    (29,159)   $     (7,421)   $     (6,189)
                                                      =============   =============   =============   =============   =============

LOSS FROM DISCONTINUED OPERATIONS (1):
     Acacia Technologies group ...................... $       (200)   $         --    $     (9,554)   $       (776)   $         --
     CombiMatrix group ..............................           --              --              --              --              --
                                                      -------------   -------------   -------------   -------------   -------------
     Acacia Research Corporation .................... $       (200)   $         --    $     (9,554)   $       (776)   $         --
                                                      =============   =============   =============   =============   =============

(LOSS) INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE:
     Acacia Technologies group ...................... $    (12,754)   $      5,757    $    (24,197)   $     (6,594)   $     (4,157)
     CombiMatrix group ..............................      (46,219)        (28,029)        (14,516)         (1,603)         (2,032)
                                                      -------------   -------------   -------------   -------------   -------------
     Acacia Research Corporation .................... $    (58,973)   $    (22,272)   $    (38,713)   $     (8,197)   $     (6,189)
                                                      =============   =============   =============   =============   =============

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE DUE TO BENEFICIAL CONVERSION
   FEATURE:
     Acacia Technologies group ...................... $         --    $         --    $         --    $         --    $         --
     CombiMatrix group ..............................           --              --            (246)             --              --
                                                      -------------   -------------   -------------   -------------   -------------
     Acacia Research Corporation .................... $         --    $         --    $       (246)   $         --    $         --
                                                      =============   =============   =============   =============   =============
NET (LOSS) INCOME:
     Acacia Technologies group ...................... $    (12,754)   $      5,757    $    (24,197)   $     (6,594)   $     (4,157)
     CombiMatrix group ..............................      (46,219)        (28,029)        (14,762)         (1,603)         (2,032)
                                                      -------------   -------------   -------------   -------------   -------------
     Acacia Research Corporation .................... $    (58,973)   $    (22,272)   $    (38,959)   $     (8,197)   $     (6,189)
                                                      =============   =============   =============   =============   =============

(CONTINUED ON NEXT PAGE)

                                       CONSOLIDATING STATEMENT OF OPERATIONS DATA (CONTINUED)
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------------------------------------------
                                                           2002            2001            2000            1999            1998
                                                      -------------   -------------   -------------   -------------   -------------
LOSS PER COMMON SHARE(6):
BASIC AND DILUTED
  LOSS FROM CONTINUING OPERATIONS
     Acacia Research - Acacia Technologies stock .... $      (0.64)   $         --    $         --    $         --    $         --
     Acacia Research - CombiMatrix stock ............        (2.01)             --              --              --              --
     Acacia Research Corporation ....................           --           (1.16)          (1.78)          (0.59)          (0.58)

  LOSS FROM DISCONTINUED OPERATIONS
     Acacia Research - Acacia Technologies stock .... $      (0.01)   $         --    $         --    $         --    $         --
     Acacia Research - CombiMatrix stock ............           --              --              --              --              --
     Acacia Research Corporation ....................           --              --           (0.58)          (0.06)             --

  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     Acacia Research - Acacia Technologies stock .... $         --    $         --    $         --    $         --    $         --
     Acacia Research - CombiMatrix stock ............           --              --              --              --              --
     Acacia Research Corporation ....................           --              --           (0.02)             --              --


  NET LOSS
     Acacia Research - Acacia Technologies stock .... $      (0.65)   $         --    $         --    $         --    $         --
     Acacia Research - CombiMatrix stock ............        (2.01)             --              --              --              --
     Acacia Research Corporation ....................           --           (1.16)          (2.38)          (0.65)          (0.58)

WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL
SHARES OUTSTANDING USED IN COMPUTATION OF LOSS
PER COMMON SHARE(2) (6):
  BASIC
     Acacia Research - Acacia Technologies stock ....   19,640,808              --              --              --              --
                                                      =============   =============   =============   =============   =============
     Acacia Research - CombiMatrix stock ............   22,950,746              --              --              --              --
                                                      =============   =============   =============   =============   =============
     Acacia Research Corporation ....................           --      19,259,256      16,346,099      12,649,133      10,748,982
                                                      =============   =============   =============   =============   =============

  DILUTED
     Acacia Research - Acacia Technologies stock ....   19,640,808              --              --              --              --
                                                      =============   =============   =============   =============   =============
     Acacia Research - CombiMatrix stock ............   22,950,746              --              --              --              --
                                                      =============   =============   =============   =============   =============
     Acacia Research Corporation ....................           --      19,259,256      16,346,099      12,649,133      10,748,982
                                                      =============   =============   =============   =============   =============

                                     CONSOLIDATING BALANCE SHEET DATA
                                              (IN THOUSANDS)

                                                               AT DECEMBER 31,
                                     ---------------------------------------------------------------------
                                        2002           2001           2000           1999          1998
                                     ----------     ----------     ----------     ----------    ----------
TOTAL ASSETS(5):
     Acacia Technologies group .     $  47,212      $  62,926      $  37,062      $  49,788     $  19,267
     CombiMatrix group .........        49,973         47,963         61,561          2,003         3,648
     Eliminations(4) ...........          (114)           (30)          (107)            --        (3,146)
                                     ----------     ----------     ----------     ----------    ----------
     Acacia Research Corporation     $  97,071      $ 110,859      $  98,516      $  51,791     $  19,769
                                     ==========     ==========     ==========     ==========    ==========
LONG-TERM INDEBTEDNESS:
     Acacia Technologies group .     $      --      $      --      $      --      $      --     $      --
     CombiMatrix group .........            --          1,845             --             --         1,222
                                     ----------     ----------     ----------     ----------    ----------
     Acacia Research Corporation     $      --      $   1,845      $      --      $      --     $   1,222
                                     ==========     ==========     ==========     ==========    ==========
TOTAL LIABILITIES(3)(5):
     Acacia Technologies group .     $   5,183      $   5,723      $   5,075      $   1,304     $     436
     CombiMatrix group .........        13,972         14,131         15,880            229         4,538
     Eliminations(4) ...........          (114)           (30)          (107)           100        (3,146)
                                     ----------     ----------     ----------     ----------    ----------
     Acacia Research Corporation     $  19,041      $  19,824      $  20,848      $   1,633     $   1,828
                                     ==========     ==========     ==========     ==========    ==========
MINORITY INTERESTS(3):
     Acacia Technologies group .     $   1,487      $   2,194      $   2,012      $   3,992     $      --
     CombiMatrix group .........           684         30,109         15,512            904            --
                                     ----------     ----------     ----------     ----------    ----------
     Acacia Research Corporation     $   2,171      $  32,303      $  17,524      $   4,896     $      --
                                     ==========     ==========     ==========     ==========    ==========
STOCKHOLDERS' EQUITY:
     Acacia Technologies group .     $  40,542      $  55,009      $  29,975      $  44,492     $  18,845
     CombiMatrix group .........        35,317          3,723         30,169            770          (904)
                                     ----------     ----------     ----------     ----------    ----------
     Acacia Research Corporation     $  75,859      $  58,732      $  60,144      $  45,262     $  17,941
                                     ==========     ==========     ==========     ==========    ==========

(1) On February 13, 2001, the board of directors of Soundbreak.com, one of our majority-owned subsidiaries, resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of the company. Operating results in 1999 have been restated to present Soundbreak.com as discontinued operations. See Note 10 to the 2002 consolidated financial statements.
(2) Potential common shares in 2002, 2001, 2000, 1999 and 1998 have been excluded from the per share calculations because the effect of their inclusion would be anti-dilutive. In addition, all share and per share information has been adjusted as appropriate for all periods presented to reflect a two-for-one stock split effected in March 1998 and a ten percent (10%) stock dividend distributed on December 5, 2001 for stockholders of record as of November 21, 2001.
(3) Effective January 1, 2001, we changed our accounting policy for balance sheet classification of employee stock-based compensation resulting from awards in consolidated subsidiaries. As a result, effective January 1, 2001, amortized non-cash stock compensation charges related to subsidiary stock options are included in minority interests in our consolidated balance sheet. Prior to the change in accounting policy, amortized non-cash stock compensation charges related to subsidiary stock options were reflected as "accrued stock compensation" in consolidated liabilities. There is no impact on previous consolidated statements of operations as a result of this change in accounting policy.
(4) Represents intercompany receivables/payables between the groups. In 1998, the intercompany receivable/payable was $3.1 million related to funds advanced by Acacia Research Corporation to fund CombiMatrix Corporation's operations. These amounts were repaid by CombiMatrix Corporation in 1999.

(5) The management and allocation policies applicable to the preparation of the financial statements of the Acacia Technologies group and the CombiMatrix group and as a result, to the measurement by which dividends or performance are determined for each group, may be modified or rescinded, or additional policies may be adopted, at the sole discretion of the Acacia Research Board at any time without approval of the stockholders. The Acacia Technologies group's and the CombiMatrix group's financial statements reflect the application of the management and allocation policies adopted by the Acacia Research Corporation's board of directors to various corporate activities. Management has no plans to change allocation methods or the composition of the groups. Refer to Item 7 "Management's Discussion and Analysis of Financial Condition - Critical Accounting Policies" for a description of allocation policies applied.
(6) The 2002 share and per share information gives effect to the recapitalization transaction described elsewhere herein as of January 1, 2002. Historical share and per share information for the new classes of securities is not presented as these classes of securities were not part of Acacia Research Corporation's capital structure during 2001 and prior periods.


FACTORS AFFECTING COMPARABILITY:

         o The Acacia Technologies group revenues reflected in 1999 and 1998 primarily relate to capital management fee income, including performance fee income, recorded by the Acacia Capital Management division. During the fourth quarter of 1999, Acacia Research Corporation closed its Acacia Capital Management division. Acacia Capital Management was a general partner in two private investment partnerships and was an investment advisor to two offshore private investment corporations.

         o In the fourth quarter of 2000, Acacia Research Corporation recorded $1.0 million in write-offs of other early stage investments and $2.6 million in write-offs of equity investments, attributed to the Acacia Technologies group.

         o During the year ended December 31, 2000, CombiMatrix Corporation recorded deferred non-cash stock compensation charges aggregating approximately $53.8 million in connection with the granting of stock options. Deferred non-cash stock compensation charges are being amortized by the CombiMatrix group over the respective option grant vesting periods, which range from one to four years. Non-cash stock compensation charges totaled $6.4 million, $20.0 million and $10.0 million in 2002, 2001 and 2000, respectively. Non-cash stock compensation charges were not significant in prior periods.

         o In connection with Acacia Research Corporation's increased focus on the media technologies and life sciences sectors, certain of Acacia Research Corporation's businesses allocated to the Acacia Technologies group ceased operations and certain investments were written off in 2000. As a result, marketing, general and administrative costs related to salaries, benefits, consulting, legal and other professional costs were significantly reduced in 2001.

         o In September 2002, Acacia Research Corporation recorded an impairment charge of $2.7 million for an other-than-temporary decline in the fair value of our cost method investment, attributed to the Acacia Technologies group.

         o On December 13, 2002, Acacia Research Corporation increased its consolidated ownership interest in CombiMatrix Corporation from 48% to 100% by acquiring from existing stockholders of CombiMatrix Corporation 11,987,274 shares of CombiMatrix Corporation common stock in exchange for 11,987,274 shares of AR-CombiMatrix stock with a fair value of $46.0 million. The total purchase price of $46.8 million was allocated to the fair value of assets acquired and liabilities assumed, including acquired in-process research and development, or IPR&D. The amount attributable to CombiMatrix Corporation's core technology and related patents was $5.3 million, which is being amortized using the straight-line method over the estimated remaining useful life of 7 years. The amount attributable to IPR&D of $17.2 million was charged to expense and is included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2002. The amount attributable to goodwill was $16.0 million. Amounts allocated to patents, IPR&D and goodwill have been attributed to the CombiMatrix group.

         o On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery, an officer and stockholder of CombiMatrix Corporation, entered into a settlement agreement with Nanogen to settle all pending litigation between the parties. In addition to other terms of the settlement agreement as described elsewhere herein, CombiMatrix Corporation agreed to pay Nanogen $1.0 million and issued 4,016,346 shares, or 17.5% of its outstanding shares post issuance, to Nanogen. The $1.0 million in payments have been expensed in the consolidated statement of operations for the year ended December 31, 2002 under "legal settlement charges." The issuance of the CombiMatrix Corporation common shares in settlement of the litigation with Nanogen has been accounted for as a nonmonetary transaction. Accordingly, included in "legal settlement charges" in the consolidated statements of operations for the year ended December 31, 2002 is a charge in the amount of $17.5 million based on the fair value of the CombiMatrix Corporation common shares issued to Nanogen. Amounts related to the settlement have been attributed to the CombiMatrix group.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS INCLUDED ELSEWHERE IN THIS FORM 10-K. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS INCLUDING THOSE SET FORTH UNDER "RISK FACTORS" HEREIN.

GENERAL

         Acacia Research Corporation develops, acquires and licenses enabling technologies for the life sciences and media technologies sectors, which comprise the two business groups of Acacia Research Corporation. Acacia Research Corporation's media technologies and life sciences businesses are referred to as the "Acacia Technologies group" and the "CombiMatrix group," respectively. The Acacia Technologies group owns and has licensed patented digital media transmission, or DMT, technology enabling the digitization, encryption, storage, transmission, receipt and playback of digital content, commonly known as audio-on-demand, video-on-demand and streaming media and also owns and has licensed technology, commonly known as the V-chip. To date, the Acacia Technologies group has licensed its V-chip technology to 13 television manufacturers representing approximately 75% of the industry. We will continue to pursue both licensing and strategic business alliances with leading companies in the rapidly growing media technologies industry. The CombiMatrix group's core technology opportunity in the life sciences sector has been developed through our wholly owned subsidiary, CombiMatrix Corporation, which is developing a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip.

         In 2002, our results of operations were highlighted by CombiMatrix Corporation's recognition of $0.5 million in grant and contract revenues, including $0.3 million in grant revenue resulting from completion of its Phase II SBIR Department of Defense contract, $141,000 in one-time contract research and development revenues, $100,000 in revenue related to performance and completion of its Phase I National Institutes of Health grant and $0.3 million from the sale of a genomics microarray synthesizer system and related microarray products to two institutions in Japan. Also during 2002, CombiMatrix Corporation received $11.5 million in milestone payments pursuant to its license, research and development agreements with Roche, which have been recorded as deferred revenues.

         In addition, during 2002, the Acacia Technologies group's operating activities were highlighted by the execution of a license agreement for our television V-chip technology for a cash payment of $43,000, the continued building of its executive management team, including the hiring of key media technology and intellectual property industry experts that will be responsible for the development, licensing and protection of the Acacia Technologies group's intellectual property and proprietary technologies, as well as the pursuit of both licensing and strategic business alliances with leading companies in the growing media technologies industry. In addition, in 2002, the Acacia Technologies group increased legal and third-party consulting activities related to its ongoing DMT patent marketing and commercialization efforts, including patent claims construction, patent prosecution and related research and engineering costs.

         In 2001, our financial condition and results of operations were highlighted by the receipt of $25.6 million in payments from the licensing of our television V-chip technology, and $6.4 million received by CombiMatrix Corporation pursuant to separate license, supply and research and development agreements with Roche and the National Aeronautics and Space Administration, or NASA, and continued performance by CombiMatrix Corporation under its Phase II SBIR contract with the Department of Defense. In addition, CombiMatrix Corporation continued its expansion of research and development activities in 2001. In 2000, our financial condition and results of operations were highlighted primarily by the continued expansion of research and development and the building of the management team at CombiMatrix Corporation.

         During 2001, we began to receive significant payments from the licensing of our television V-chip technology to television manufacturers. In addition, CombiMatrix Corporation began to receive significant payments from its strategic partners and licensees. However, to date, our subsidiary companies have relied primarily upon selling equity securities, including sales to us, to generate the funds needed to finance the implementation of their plans of operation. Our subsidiary companies may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests.

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

OPERATING AND ACQUISITION ACTIVITIES

         During 2002, we continued to significantly increase operating activities while receiving significant payments from our life sciences strategic partners. We intend to continue to pursue both licensing and strategic business alliances with leading companies in the rapidly growing media technologies industry. Additionally, we intend to continue to invest in growing our life sciences businesses by identifying and developing opportunities in the life sciences sector that will be created by commercializing the new biochip technology of CombiMatrix Corporation and other related investments in that sector. Highlights of the acquisition and operating activities for the year ended December 31, 2002 include the following:

ACACIA RESEARCH CORPORATION

         o On December 13, 2002, Acacia Research Corporation increased its consolidated ownership interest in CombiMatrix Corporation from 48% to 100% by acquiring from existing stockholders of CombiMatrix Corporation 11,987,274 shares of CombiMatrix Corporation common stock in exchange for 11,987,274 shares of AR-CombiMatrix stock with a fair value of $46.0 million. The merger was designed to consolidate our ownership of CombiMatrix Corporation and permit us to effectuate the recapitalization transaction described elsewhere herein, by creating the CombiMatrix group in a manner that reflects fully the value of CombiMatrix Corporation.


COMBIMATRIX GROUP

         o In February 2002, CombiMatrix Corporation was awarded a six month $100,000 Phase I National Institutes of Health grant for the development of its protein biochip technology, which was completed in August 2002.

         o In April 2002, CombiMatrix Corporation's Japanese subsidiary, CombiMatrix KK, entered into a technology access and purchase agreement in Japan with the Computational Biology Research Center, or CBRC, a division of the Japanese National Institute of Advanced Industrial Science and Technology. CBRC has purchased and installed a CombiMatrix Corporation gene chip synthesizer and entered into a multi-year agreement to purchase blank chips that will be used to synthesize custom gene chips. There are no minimum purchase requirements under this agreement. The agreement also gives CBRC access to CombiMatrix Corporation's set of informatics tools to help in its efforts to expand biotechnology related businesses in Japan.

         o In April 2002, CombiMatrix Corporation purchased our interest in Advanced Material Sciences. CombiMatrix Corporation issued 180,982 shares of its common stock to us in exchange for our 58% interest in Advanced Material Sciences. As a result of the sale of our interest in Advanced Material Sciences, CombiMatrix Corporation currently owns 87% of Advanced Material Sciences and the remaining interests are owned by unaffiliated third parties.

         o In May 2002, CombiMatrix Corporation's Japanese subsidiary, CombiMatrix KK, entered into a technology access collaboration and purchasing agreement with the Genome Science Laboratory at the Research Center for Advanced Science and Technology, or RCAST, of the University of Tokyo. Under the terms of the agreement, RCAST has installed a CombiMatrix Corporation gene chip synthesizer and entered into a multi-year agreement to purchase blank chips that will be used in the development of diagnostic microarray applications, drug lead development and target gene identification for the drug discovery industry. There are no minimum purchase requirements under this agreement. The agreement includes a memorandum of understanding that in the event of the discovery or development of novel and valuable content, candidates or products, the parties will establish an agreement for the commercialization of those discoveries.

         o In July 2002, CombiMatrix Corporation completed a prototype electrochemical detection system and delivered the system to the Department of Defense. CombiMatrix Corporation developed its sensor technology through grants from the Department of Defense. The focus of the grants was aimed at developing an ultrasensitive hand-held biochip system for detecting the deployment of chemical and biological warfare agents.

         o In September 2002, CombiMatrix Corporation and Roche amended and restated their existing non-exclusive worldwide license and supply and research and development agreements, pursuant to which CombiMatrix Corporation and Roche seek to develop a platform technology, providing a range of standardized biochips for use in important research applications. Under the agreements, Roche has made cash payments to CombiMatrix Corporation of $11.5 million and $5.3 million during the years ended December 31, 2002 and 2001, respectively, and will continue to make payments for the deliverables stipulated and for expanded license and manufacturing rights. Under the agreements, it is contemplated that Roche will co-develop, use, manufacture, market and distribute CombiMatrix Corporation's active biochip system for rapid production of both catalog and customizable biochips. The agreements provide for minimum payments by Roche to CombiMatrix Corporation until July 2004, including milestone achievement payments, payments for products, royalties and payments for research and development projects. All payments received under this agreement to date have been recorded as deferred revenue.

         o In September 2002, CombiMatrix Corporation and Dr. Donald Montgomery, an officer and stockholder of CombiMatrix Corporation, entered into a settlement agreement with Nanogen to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, CombiMatrix Corporation agreed to pay Nanogen $0.5 million within 30 days of the settlement and an additional $0.5 million within one year of the settlement. CombiMatrix Corporation also agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1.5 million. The minimum quarterly payments under the settlement agreement will be $37,500 per quarter for the period from October 1, 2003 through October 1, 2004, and $25,000 per quarter thereafter until the patents expire. Also, pursuant to the settlement agreement, CombiMatrix Corporation issued to Nanogen 4,016,346 shares, or 17.5% of its outstanding shares post-issuance, subject to an antidilution provision related to the exercise of CombiMatrix Corporation options and warrants that were outstanding on the effective date of the agreement, for a period of up to three years.


ACACIA TECHNOLOGIES GROUP

         o In July 2002, Acacia Media Technologies was granted a patent for its DMT technology in Japan. The patent provides coverage through January 2, 2012. The granting of the Japanese patent strengthens the Acacia Technologies group's worldwide intellectual property position, which includes five patents in the United States and issued patents in 17 foreign countries.

         o In July 2002, the Acacia Technologies group executed a license agreement with Loewe Opta GmbH, whereby the Acacia Technologies group will receive payment and grant a non-exclusive license of its patented V-chip technology to Loewe Opta GmbH, a manufacturer of televisions sold under the Loewe brand name.

         o To date, the Acacia Technologies group has entered into 12 license agreements for its DMT technology. The Acacia Technologies group has also formed a joint venture with Grupo Pegasso, a partner with Spain's Telefonica, in Mexico's second largest mobile telephone company, Telefonica Moviles, to license its DMT technology throughout Mexico. In addition, the Acacia Technologies group has initiated patent infringement litigation in the Federal District Court for the Central District of California against approximately 40 defendants who provide digital content over the Internet. The Acacia Technologies group is in discussions with several other potential licensees of its DMT technology.


EFFECT OF VARIOUS ACCOUNTING METHODS ON RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and the separate group financial statements:

         o        revenue recognition;
         o        research and development expenses;
         o        litigation, claims and assessments;
         o        stock-based compensation;
         o        accounting for income taxes;
         o        valuation of long-lived and intangible assets and goodwill;
         o        accounting for business combinations;
         o        basis of presentation of separate group financial statements;
                  and
         o management and allocation policies relating to AR-Acacia Technologies stock and AR-CombiMatrix stock.

REVENUE RECOGNITION

ACACIA TECHNOLOGIES GROUP

         To date, the Acacia Technologies group's revenues have consisted primarily of fees from the licensing of its television V-chip technology to television manufacturers.

         As described below, significant management judgments must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized for any period if management made different judgments.

         The Acacia Technologies group's television V-chip technology settlement and/or license agreements provide for the payment of contractually determined license fees to us in consideration for the grant to certain television manufacturers of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by Soundview Technologies' U.S. Patent No. 4,554,584 through July 2003. While payments recognized to date have been one-time payments for the grant of V-chip patent licenses, certain of the agreements also provide for future royalties or additional required payments based on future television sales or the outcome of future litigation and settlement activities. The agreements executed with the various television manufacturers include certain release provisions with respect to Soundview Technologies' ongoing patent infringement and anti-trust enforcement efforts. Amounts received under the settlement and license agreements are recorded as license fee income in the Acacia Technologies group's statement of operations.

         License fee income is recognized as revenue when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured. Pursuant to the terms of the agreements, the Acacia Technologies group has no further obligation with respect to the sale of the non-exclusive retroactive and future license, including no express or implied obligation on the Acacia Technologies group's part to maintain or upgrade the technology or license, or provide future support or services. Generally, the agreements provide for the grant of the license upon receipt by Soundview Technologies of payment of the contractual license fee. As such, the earnings process is generally complete upon the receipt of payment from the television manufacturer, and revenue is recognized when all of the criteria above are met.

         License fee payments received by the Acacia Technologies group that do not meet the revenue recognition criteria above are recorded as deferred revenues, along with any related direct costs, until the criteria are met. In the event that license fee amounts due from television manufacturers have been accrued, the Acacia Technologies group assesses collection based on a number of factors, including past transaction history and credit-worthiness. If it is determined that collection of an accrued license fee is not reasonably assured, the fee is deferred and is recognized as revenue upon receipt of cash.

COMBIMATRIX GROUP

         The CombiMatrix group derives revenues and deferred revenues primarily from two sources: (i) government grants and contract revenues and (ii) multiple-element arrangements with strategic partners and licensees. As described below, significant management judgments must be made and used in connection with the revenue recognized or deferred in any accounting period. Material differences may result in the amount and timing of revenues recognized for any period if management made different judgments.

         GOVERNMENT GRANTS: Revenues from government grants and contracts are recognized as the related services are performed, when the services have been accepted by the grantor and collectibility is reasonably assured. Amounts recognized are limited to amounts due from the grantor based upon the contract or grant terms.

         REVENUES UNDER MULTIPLE-ELEMENT ARRANGEMENTS WITH STRATEGIC PARTNERS AND LICENSEES: Pursuant to Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101, and related pronouncements, an arrangement with multiple elements or deliverables should be segmented into individual units of accounting based on the separate deliverables only if there is objective and reliable evidence of fair value to allocate the consideration received to the deliverables. Accordingly, revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received or billable in connection with other rights and services that represent continuing obligations of the CombiMatrix group, are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. Upon establishing verifiable evidence of the fair value of the elements in multiple-element arrangements, the fair value is allocated to each element of the arrangement, such as license fees or research and development projects, based on the relative fair values of the elements. The CombiMatrix group determines the fair value of each element in multiple-element arrangements based on objective and reliable evidence of fair value, which is determined for each element based on the price charged when the same element is sold separately to a third party. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

         For the years ended December 31, 2002 and 2001, the CombiMatrix group received cash consideration from Roche of $11.5 million and $5.3 million, respectively, which has been classified as deferred revenue in the CombiMatrix group's December 31, 2002 and 2001 consolidated balance sheets due to the determination that the payments received related to elements for which objective and reliable evidence of fair value does not currently exist. Pursuant to SAB No. 101 and related guidance, the elements associated with the amounts received to date and additional milestone payments will be treated as one accounting unit. The up-front fees and cash payments received upon the accomplishment of the contractual milestones will be deferred. Revenue will be recognized when all of the related elements, for which objective and reliable evidence does not exist, have been delivered and there is objective and reliable evidence to support the fair value for all of the undelivered elements.

         In connection with the step acquisition described below, and the application of purchase accounting, Acacia Research Corporation was required to fair value CombiMatrix Corporation's assets and liabilities including deferred revenue. As a result, deferred revenue, primarily consisting of milestone payments and other cash receipts from Roche and NASA, was reduced by $8.4 million to reflect the fair value of the continuing obligation related to the 52% interest acquired by Acacia Research Corporation.

         In general, revenues from the sale of products and/or services are recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable and (iv) collectibility is reasonably assured.


RESEARCH AND DEVELOPMENT EXPENSES

         The CombiMatrix group has been and continues to be engaged in a number of research and development initiatives to improve and expand the active biochip system, including increasing the number of test sites on active biochips from currently 1,024 sites per square centimeter to over 10,000 sites per square centimeter and by developing additional applications of CombiMatrix group's technology for drug discovery.

         Except for the amortization of non-cash deferred stock compensation discussed below, research and development expenses have been the CombiMatrix group's largest expense category to date and consist of costs to develop a semiconductor-based, active biochip system. These costs include salaries, benefits, recruiting and relocation expenses attributed to the CombiMatrix group's research and development personnel, costs incurred in the development of prototype products, contract engineering and development with third parties, the consumption of laboratory materials and supplies and facilities costs. The CombiMatrix group expects to continue to incur significant expenses for research and development in order to commercialize an active biochip system. Once commercialization for this platform technology has been achieved, the related research and development spending will decrease. The CombiMatrix group expects that new research and development efforts in collaboration with other strategic partners will supplant existing collaboration efforts as they are completed. As a result, the CombiMatrix group expects that the group's research and development expenses will be volatile and could increase in the near term.

         In addition to the amended license agreement with Roche, CombiMatrix Corporation also entered into a 5-year research and development agreement with Roche, which is subdivided into separate projects. As a result, a portion of the research and development expenses incurred during 2002 and 2001 were driven by obligations under these projects, which include continued development of production microarray synthesis techniques, as well as higher density microarrays. Research and development expenses required to complete these projects are expected to continue into 2005, pursuant to the timelines outlined in the related agreements.

         The CombiMatrix group accounts for research and development expenses pursuant to Statement of Financial Accounting Standards, or SFAS, No. 2, "Accounting for Research and Development Costs," which requires that all research and development costs be charged to expense as incurred. These would include the costs described above as well as costs incurred to acquire technologies, which are utilized in research and development and which have no alternative future use. Also, costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. Research and development refers to a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. Significant management estimates are required with respect to the determination of which costs relate to plans or designs for a new product or process or for a significant improvement to an existing product. Had the CombiMatrix group determined that certain costs incurred were not related to research and development activities, different accounting treatment for such costs may have been required.

         The costs of software developed or obtained for internal use is expensed as incurred until certain capitalization criteria have been met, at which time such costs are capitalized and reported as a component of property and equipment. To date, these costs have been classified as research and development expenses. Significant management estimates are required with respect to the determination of when certain capitalization criteria have been met. Typically this occurs upon completion of a prototype and design phase and a functioning model exists. Thereafter, all software program costs are required to be capitalized and amortized over the remaining estimated useful life of the software. Had management made differing judgments regarding the capitalization criteria, different accounting treatment of costs of software developed for internal use may have been required.

         For the years ended December 31, 2002 and 2000, Acacia Research Corporation recorded charges for acquired in-process research and development of $17.2 million and $2.5 million, respectively, in connection with certain step acquisitions of additional ownership interests in CombiMatrix Corporation. The value assigned to acquired in-process technology was determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and
(c) the fair value was estimable with reasonable reliability. Charges for acquired in-process research and development were attributed to the CombiMatrix group. Refer to "Accounting for Business Combinations" for additional disclosures regarding charges for acquired in-process research and development in 2002.

LITIGATION, CLAIMS AND ASSESSMENTS

         The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management must make estimates of whether (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated or separate group financial statements and (ii) whether the amount of loss can be reasonably estimated. In the event that in management's estimation it is probable that an asset has been impaired or a liability has been incurred at the date of the consolidated and separate group financial statements and amounts of loss can be reasonably estimated, the estimated contingent loss from the loss contingency is accrued by a charge to income.

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery, an officer and stockholder of CombiMatrix Corporation, entered into a settlement agreement with Nanogen to settle all pending litigation between the parties. In addition to other terms of the settlement agreement as described elsewhere herein, CombiMatrix Corporation agreed to pay Nanogen $1.0 million and issued 4,016,346 shares, or 17.5% of its outstanding shares post issuance, to Nanogen. The $1.0 million in payments have been expensed in the consolidated statement of operations for the year ended December 31, 2002 under "legal settlement charges." The issuance of the CombiMatrix Corporation common shares in settlement of the litigation with Nanogen has been accounted for as a nonmonetary transaction. Accordingly, included in "legal settlement charges" in the consolidated statements of operations for the year ended December 31, 2002 is a non-cash charge in the amount of $17.5 million based on the fair value of the CombiMatrix Corporation common shares issued to Nanogen. The fair value of the common shares issued and the related charge in the consolidated statement of operations was based on an independent third-party valuation of CombiMatrix Corporation as of September 30, 2002, the date of the settlement agreement.

         Acacia Research Corporation is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our consolidated or separate group financial position, results of operations or cash flows. Because of the uncertainties related to both probabilities of outcome and amounts and ranges of potential loss associated with outstanding claims and pending litigation at December 31, 2002, management is unable to make a reasonable estimate of the likelihood of outcome or the liability that could result from an unfavorable outcome. As such, we have not accrued for any loss contingencies as of December 31, 2002. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

STOCK-BASED COMPENSATION

         Acacia Research Corporation's stock option policies provide for the granting of stock options to employees, generally, at exercise prices equal to the fair value of the underlying stock on the date of grant. The fair values of Acacia Research Corporation stock option grants are determined by reference to the quoted market prices of our stock as listed on the Nasdaq Stock Market on the grant date.

         Non-cash stock compensation cost related to stock options issued to employees is accounted for in accordance with Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," or APB No. 25, and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board, or FASB, Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," or FIN No. 28. Non-cash compensation cost of stock options and warrants issued to non-employee service providers, which has not been significant, is accounted for under the fair value method required by SFAS No. 123, "Accounting for Stock-Based Compensation" and related interpretations.

         During the year ended December 31, 2000, CombiMatrix Corporation recorded deferred non-cash stock compensation charges aggregating approximately $53.8 million in connection with the granting of stock options. Pursuant to Acacia Research Corporation's policy, the stock options were originally granted by CombiMatrix Corporation at exercise prices equal to the fair value of the underlying CombiMatrix Corporation stock on the date of grant as determined by its board of directors. However, such exercise prices were subsequently determined to have been granted at exercise prices below fair value due to a substantial step-up in the fair value of CombiMatrix Corporation pursuant to a valuation provided by an investment banker in contemplation of a potential CombiMatrix Corporation initial public offering in 2000. In connection with the proposed CombiMatrix Corporation initial public offering and pursuant to SEC rules and guidelines, we were required to reassess the value of stock options issued during the one-year period preceding the potential initial public offering and utilize the stepped-up fair value provided by the investment banker for purposes of determining whether such stock option issuances were compensatory, resulting in the calculation of the $53.8 million in deferred non-cash stock compensation charges in 2000. Deferred non-cash stock compensation charges are being amortized over the respective option grant vesting periods, which range from one to four years. Non-cash stock compensation charged to income during the years ended December 31, 2002, 2001 and 2000 totaled $6.4 million and $20.0 million and $10.0 million, respectively. Pursuant to the vesting terms of CombiMatrix Corporation's stock options outstanding at December 31, 2002, we will incur non-cash stock compensation amortization expenses of $3.1 million in 2003 and $0.9 million in 2004. Amounts to be amortized in future periods may be impacted by certain subsequent stock option transactions including modification of terms, cancellations, forfeitures and other activity.

         During the years ended December 31, 2002 and 2001, certain CombiMatrix Corporation unvested stock options were forfeited. Pursuant to the provisions of APB No. 25 and related interpretations, the reversal of previously recognized non-cash stock compensation expense on forfeited unvested stock options in the amount of $1.2 million and $4.7 million has been reflected in the 2002 and 2001 consolidated statements of operations and comprehensive loss, respectively, as reductions in non-cash stock compensation expense. In addition, the forfeiture of certain unvested options during the years ended December 31, 2002 and 2001 resulted in a reduction of the remaining deferred non-cash stock compensation expense scheduled to be amortized in future periods.

         In connection with the acquisition of the stockholder interests in CombiMatrix Corporation not already owned by Acacia Research Corporation, the exchange of CombiMatrix Corporation Common Stock options for AR-CombiMatrix stock options resulted in a new measurement date for those awards. Accordingly, deferred stock-based compensation expense of approximately $116,000 was recorded in the 2002 consolidated statement of operations of Acacia Research Corporation. The additional stock compensation expense was allocated to the CombiMatrix group.

ACCOUNTING FOR INCOME TAXES

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

         Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. We have recorded a full valuation allowance against our deferred tax assets of $71.7 million as of December 31, 2002, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. In assessing the need for a valuation allowance, we have considered our estimates of future taxable income, the period over which our deferred tax assets may be recoverable, our history of losses and our assessment of the probability of continuing losses in the foreseeable future. In management's estimate, any positive indicators, including forecasts of potential future profitability of our businesses, are outweighed by the uncertainties surrounding our estimates and judgments of potential future taxable income. In the event that actual results differ from these estimates or we adjust these estimates should we believe we would be able to realize these deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made. Any changes in the valuation allowance could materially impact our financial position and results of operations.


VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

         We assess the impairment of identifiable intangibles, long-lived assets and related goodwill and enterprise level goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important, which could trigger an impairment review include the following:

         o significant underperformance relative to expected historical or projected future operating results;

         o significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

         o        significant negative industry or economic trends;

         o significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments; and

         o        significant decline in our stock price for a sustained period.

         When we determine that the carrying value of intangibles, long-lived assets and related goodwill and enterprise level goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, we measure any impairment based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our current business model. Net intangible assets, long-lived assets and goodwill amounted to $40.0 million as of December 31, 2002.

         In September 2002, the court granted a motion for summary judgment filed by the defendants in Soundview Technologies federal patent infringement and antitrust lawsuit against certain television manufacturers, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a/ Consumer Electronics Association, ruling that the defendants have not infringed on Soundview Technologies' patent. While we are currently exploring strategies in response to this ruling and intend to appeal it, litigation is inherently uncertain and we can give no assurance that we will be successful in any such appeal. Significant assumptions used in connection with our impairment testing of the Acacia Technologies group's goodwill and intangibles give consideration to the above. Near term potential for the recording of impairment charges exist related to V-chip related intangibles totaling $1.7 million, in the event that we experience any additional adverse rulings related to our pending antitrust and or infringement actions.

         In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, became effective and as a result, we ceased to amortize approximately $4.6 million of remaining goodwill effective January 1, 2002. Goodwill not subject to amortization at December 31, 2002 totaled $20.7 million. We recorded approximately $1.1 million of goodwill amortization during 2001. We performed an initial impairment review of our goodwill in 2002 and will perform an annual impairment review thereafter. As a result of our 2002 impairment reviews we did not record any impairment charges. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings. See "Recent Accounting Pronouncements."

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In conjunction with such tests, it may be necessary to review depreciation estimates and methods as required by APB Opinion No. 20, "Accounting Changes," or the amortization period as required by SFAS No. 142.


ACCOUNTING FOR BUSINESS COMBINATIONS

         On December 13, 2002, Acacia Research Corporation increased its consolidated ownership interest in CombiMatrix Corporation from 48% to 100% by acquiring from existing stockholders of CombiMatrix Corporation 11,987,274 shares of CombiMatrix Corporation common stock in exchange for 11,987,274 shares of AR-CombiMatrix stock with a fair value of $46.0 million. The transaction was accounted for as a step acquisition using the purchase method of accounting. The fair value of the AR-CombiMatrix stock issued in the transaction was based on the quoted market price of AR-CombiMatrix stock averaged over a five-day period (from December 16, 2002, the first day of trading for the new AR-CombiMatrix stock through December 20, 2002). The total purchase price of $46.8 million, including acquisition costs of $0.8 million, was allocated to the fair value of assets acquired and liabilities assumed, including acquired in-process research and development, or IPR&D. The amount attributable to CombiMatrix Corporation's core technology and related patents was $5.3 million, which is being amortized using the straight-line method over the estimated economic useful life of 7 years. The amount attributable to IPR&D of $17.2 million was charged to expense and is included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2002. The amount attributable to goodwill was $16.0 million. Amounts allocated to patents, IPR&D and goodwill have been attributed to the CombiMatrix group.

         As described above, $17.2 million of the purchase price was allocated to IPR&D projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the 2002 consolidated statement of operations and comprehensive loss as of the acquisition date. The amounts attributed to acquired IPR&D were based on an independent appraisal and were developed using an income approach. The in-process technologies were valued using a discounted cash flow model on a project-by-project basis, which estimated the cash flows expected to result from each project once it has reached technological feasibility. A discount rate consistent with the risks of each project was used to estimate the present value of future cash flows. In estimating future cash flows, management considered the contribution of its core technology (for which a United States patent was obtained in July 2000) that would be required for successful exploitation of purchased in-process technology, in order to value the core and in-process technologies discretely. As a result, future cash flows relating to each purchased IPR&D project were reduced in order to reflect the contribution of core technology to each IPR&D project. The cash flows from these projects attributable to core technology were then separately valued to determine the intangible asset value of purchased core technology. In determining the contribution of core technology to in-process projects, management used a profit split approach which considered the estimated profit split between a licensor and licensee of the core technology and management's assessment of how critical the core technology was to the IPR&D projects.

         The nature of the efforts to develop the purchased IPR&D into commercially viable products principally relates to the completion and/or acceleration of existing development programs. These efforts include testing current and alternative materials used in microarray design, testing of existing and alternative methods for microarray synthesis, developing prototype machinery (including operating software) to synthesize, hybridize and read individual microarrays, and to perform numerous experiments, or assays, with actual target samples in order to determine customer protocols and procedures for using the CombiMatrix group's microarray system. The costs of these efforts have been included in the CombiMatrix group's projections to successfully launch the purchased IPR&D projects. The resulting net cash flows from such projects are based on management's estimates of revenues, cost of sales, research and development expenses, sales and marketing expenses, general and administrative expenses, the anticipated effect of income taxes, and required returns on working capital, fixed assets and other assets necessary to support the generation of these cash flows.

         The discounting of net cash flows relating to core technology to their present value is based on CombiMatrix Corporation's weighted average cost of capital, or WACC. The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The WACC for CombiMatrix Corporation was approximately 20% at the time of the merger and is the rate used in discounting the net cash flows attributable to purchased core technology. Due to the additional inherent risks associated with the purchased IPR&D projects, including if and when the technologies will ultimately become commercially viable, market acceptance risks, and threats from competing technologies, higher discount rates were used to value the projects. The discount rates used for each project are described below.

         The forecast data employed in the valuation analyses was based upon product level forecast information obtained by Acacia Research Corporation from numerous internal and external resources. These resources included publicly available databases, external market research consultants, company-sponsored focus groups and internal market experts. Management reviewed and challenged the forecast data and related assumptions and utilized the information in analyzing IPR&D. The forecast data and assumptions are inherently uncertain and unpredictable. However, based upon the information available at this time, Acacia Research Corporation management believes the forecast data and assumptions to be reasonable. These assumptions may be incomplete or inaccurate and no assurance can be given that unanticipated events and circumstances will not occur. Accordingly, actual results may vary from the forecasted results. Any such variance may result in a material adverse effect on Acacia Research Corporation's financial condition and results of operations.

         In the allocation of purchase price to the IPR&D, the concept of alternative future use was specifically considered for each of the programs under development. The acquired IPR&D consists of CombiMatrix Corporation's work to complete each of the identified programs. The programs are very specific to research market for which they are intended. There are no alternative uses for the in-process programs in the event that the programs fail in their continued development or are otherwise not feasible. The development effort for the acquired IPR&D does not possess an alternative future use for Acacia Research Corporation as defined by generally accepted accounting principles. Following is a brief description of each IPR&D project.

         GENOMICS BIOLOGICAL ARRAY SYSTEM: CombiMatrix Corporation's genomics biological array processor system is being developed to discretely immobilize sequences of DNA or RNA within individual test sites on a modified semiconductor chip coated with a three-dimensional layer of porous material. The system also includes proprietary hardware units and related software applications to be able to synthesize materials onto the chips, apply target samples of genetic materials and interpret the results. The application of this system will be in gene expression profiling and SNP genotyping, which could lead to the better understanding of gene function and ultimately therapeutic discovery to fight disease. CombiMatrix Corporation's projected cash flow models from commercializing this system include servicing CombiMatrix Corporation's existing relationship with Roche as well as other strategic partners, including pharmaceutical, biotech and academic institutions. Although current research and development efforts in commercializing this system have been positive, there can be no assurance that the system will be successfully launched and broadly accepted by the pharmaceutical, biotech and academic research fields. The value assigned to the genomics biological array system IPR&D project was $14.0 million. A risk-adjusted discount rate of 32% was applied to the project's estimated cash flows.

         PROTEOMICS BIOLOGICAL ARRAY SYSTEM: CombiMatrix Corporation's proteomics biological array processor system is being developed to discretely immobilize proteins and other small molecules within individual test sites on a modified semiconductor chip in a similar fashion as described above for the genomics biological array system. However, the porous reaction layer coating used in synthesis and manner in which the software used to design probes for protein immobilization are significantly different from what is currently being developed for the genomics application. Further, the proteomics biological array system primarily uses electrochemical methods for detection of assay results, which contrasts with the optical means that are the primary method used with the CombiMatrix Corporation's genomics products. These differences arise largely due to the inherent biological differences between DNA molecules and protein molecules and how they interact with the CombiMatrix group's proprietary technology. The proteomics biological array system is used for detection and identification of bio-threat agents in CombiMatrix Corporation's biological and chemical threat agent detector development programs that are currently in process. Although current research and development efforts in commercializing this system have been positive, there can be no assurance that the system will be successfully launched and broadly accepted by the government, pharmaceutical, biotech and academic research fields. The value assigned to the proteomics biological array system IPR&D project was $3.2 million. A risk- adjusted discount rate of 60% was applied to the project's estimated cash flows.

BASIS OF PRESENTATION OF SEPARATE GROUP FINANCIAL STATEMENTS

         The CombiMatrix group and Acacia Technologies group financial statements have been prepared in accordance with generally accepted accounting principles and, taken together, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of the CombiMatrix group and the Acacia Technologies group reflect the financial condition, results of operations and cash flows of the businesses included therein. The financial statements of each group include the accounts or assets of Acacia Research Corporation specifically attributed to the respective groups and give effect to the applicable accounting policies. The group financial statements have been prepared on a basis that management believes to be reasonable and appropriate and reflect the financial position, results of operations and cash flows of businesses that comprise the separate groups and all other corporate assets, liabilities and related transactions of Acacia Research Corporation attributed to the respective groups, including allocated portions of Acacia Research Corporation's general and administrative costs. Intergroup transactions between the CombiMatrix group and the Acacia Technologies group have not been eliminated in the separate group's financial statements.

         The preparation of the divisional financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant management estimates and judgments are required related to the implementation of the management and allocation policies applicable to the preparation of the divisional financial statements of the CombiMatrix group and the Acacia Technologies group. Individual group results may be significantly impacted based on management's estimates and judgments.

MANAGEMENT AND ALLOCATION POLICIES RELATING TO AR-ACACIA TECHNOLOGIES STOCK AND AR-COMBIMATRIX STOCK

         The management and allocation policies applicable to the preparation of the divisional financial statements of the CombiMatrix group and the Acacia Technologies group (collectively, "the groups") may be modified or rescinded, or additional policies may be adopted, at the sole discretion of the Acacia Research Corporation board of directors at any time without approval of the stockholders. The group divisional financial statements reflect the application of the management and allocation policies adopted by the Acacia Research Corporation board of directors to various corporate activities, as described below. The group's divisional financial statements should be read in conjunction with Acacia Research Corporation's consolidated financial statements and related notes.

         TREASURY AND CASH MANAGEMENT POLICIES

         Acacia Research Corporation manages most treasury and cash management activities on a de-centralized basis, with each separate group separately managing its own treasury activities. Pursuant to treasury and cash management policies adopted by the Acacia Research Corporation board of directors, the following policies apply:

         o Acacia Research Corporation attributes each issuance of AR-Acacia Technologies stock (and the proceeds thereof) to the Acacia Technologies group and attributes each issuance of AR-CombiMatrix stock (and the proceeds thereof) to the CombiMatrix group;

         o Acacia Research Corporation attributes each future incurrence or issuance of external debt or preferred stock (and the proceeds thereof) between the Acacia Technologies group and the CombiMatrix group or entirely to one group as determined by the Acacia Research Corporation board of directors, based on the extent to which Acacia Research Corporation incurs or issues the debt or preferred stock for the benefit of the CombiMatrix group and the Acacia Technologies group;

         o Dividends, if any, on AR-Acacia Technologies stock will be charged against the Acacia Technologies group, and dividends, if any, on AR-CombiMatrix stock will be charged against the CombiMatrix group;

         o Repurchases of AR-Acacia Technologies stock will be charged against the Acacia Technologies group and repurchases of AR-CombiMatrix stock will be charged against the CombiMatrix group;

         o Acacia Research Corporation will account for any cash transfers from Acacia Research Corporation to or for the account of a group, from a group to or for the account of Acacia Research Corporation, or from one group to or for the account of the other group (other than transfers in return for assets or services rendered) as short-term loans unless (A) the Acacia Research Corporation board of directors determines that a given transfer (or type of transfer) should be accounted for as a long-term loan, (B) the Acacia Research Corporation board of directors determines that a given transfer (or type of transfer) should be accounted for as a capital contribution or (C) the Acacia Research Corporation board of directors determines that a given transfer (or type of transfer) should be accounted for as a return of capital. There are no specific criteria to determine when Acacia Research Corporation will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-group revolving credit advance; provided, however, that cash advances from Acacia Research Corporation to the Acacia Technologies group or to the CombiMatrix group up to $25.0 million on a cumulative basis shall be accounted for as short-term or long-term loans at interest rates at which Acacia Research Corporation could borrow such funds and shall not be accounted for as a capital contribution. The Acacia Research Corporation board of directors will make such a determination in the exercise of its business judgment at the time of such transfer based upon all relevant circumstances. Factors the Acacia Research Corporation board of directors may consider include, without limitation: the current and projected capital structure of each group; the financing needs and objectives of the recipient group; the availability, cost and time associated with alternative financing sources; and prevailing interest rates and general economic conditions; and

         o Any cash transfers accounted for as short-term loans will bear interest at the rate at which Acacia Research Corporation could borrow such funds. In addition, any cash transfers accounted for as a long-term loan will have interest rates, amortization, maturity, redemption and other terms that reflect the then-prevailing terms on which Acacia Research Corporation could borrow such funds.

         CORPORATE GENERAL AND ADMINISTRATIVE SERVICES AND FACILITIES

         Acacia Research Corporation allocates the cost of corporate general and administrative services and facilities between the groups generally based upon utilization. Where determinations based on utilization alone are impracticable, Acacia Research Corporation uses other methods and criteria that management believes to be equitable and to provide a reasonable estimate of the cost attributable to each group. Except as otherwise determined by management, the allocated costs of providing such services and facilities include, without limitation, all costs and expenses of personnel employed in connection with such services and facilities, including, without limitation, all direct costs of such personnel, such as payroll, payroll taxes and fringe benefit costs (calculated at the appropriate annual composite rate therefor) and all overhead costs and expenses directly related to such personnel and the services or facilities provided by them. In addition, allocated costs include all materials used in connection with such services or facilities, billed at their net cost to the provider of the services or facilities plus all overhead costs and expenses related to such materials.

         Except as may otherwise be specifically provided pursuant to the terms of any agreements among Acacia Research Corporation and the groups or any resolutions of the Acacia Research Corporation board of directors, the corporate general and administrative services and facilities allocated between the groups include, without limitation, legal services, accounting services (tax and financial), insurance and deductibles payable in connection therewith, employee benefit plans and administration thereof, investor relations, stockholder services and services relating to the Acacia Research Corporation board of directors.

         ALLOCATION OF FEDERAL AND STATE INCOME TAXES

         Acacia Research Corporation determines its federal income taxes and the federal income taxes of its subsidiaries that own assets allocated between the groups on a consolidated basis. Acacia Research Corporation allocates consolidated federal income tax provisions and related tax payments or refunds between the groups based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group's contribution, whether positive or negative, to Acacia Research Corporation's consolidated federal taxable income and consolidated federal tax liability and tax credit position. Acacia Research Corporation credits tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated basis to the group that generated such benefits. Inter-group transactions will be treated as taxed on a separate return basis.

         Had the groups filed separate tax returns, the provision (benefit) for income taxes and net income (loss) for each group would not have differed from the amounts reported in the groups' statements of operations for the years ended December 31, 2002, 2001, and 2000.

         Depending on the tax laws of the respective jurisdictions, state and local income taxes are calculated on either a consolidated or combined basis between the groups based on their respective contribution to such consolidated or combined state taxable incomes. State and local income tax provisions and related tax payments or refunds which are determined on a separate corporation basis are allocated between the groups in a manner designed to reflect the respective contributions of the groups to Acacia Research Corporation, separate or local taxable income.

ACACIA RESEARCH CORPORATION CONSOLIDATED

RESULTS OF OPERATIONS (IN THOUSANDS)                          2002           2001          2000
                                                            ---------     ---------     ---------
Net revenues ..........................................     $    882      $ 24,636      $     57
Cost of sales .........................................         (263)           --            --
Research and development expenses .....................      (18,187)      (11,656)       (5,959)
Charge for acquired in-process research and development      (17,237)           --        (2,508)
Non-cash stock compensation
  expense - research and development ..................       (1,868)       (7,183)       (3,397)
Marketing, general and administrative expenses ........      (18,632)      (32,664)      (14,782)
Non-cash stock compensation
  expense - marketing, general and administrative .....       (4,559)      (13,636)       (7,307)
Amortization of patents and goodwill ..................       (1,990)       (2,695)       (2,251)
Loss on disposal of consolidated subsidiaries .........           --            --        (1,016)
Legal settlement charges ..............................      (18,471)           --            --
Other (expense) income, net ...........................       (3,111)        4,166        (1,235)
Benefit (provision) for income taxes ..................          857          (780)           73
Minority interests ....................................       23,806        17,540         9,166
Loss from discontinued operations of Soundbreak.com ...           --            --        (7,443)
Loss from disposal of Soundbreak.com ..................         (200)           --        (2,111)
Cumulative effect of change in accounting principle ...           --            --          (246)
                                                            ---------     ---------     ---------
Net loss ..............................................     $(58,973)     $(22,272)     $(38,959)
                                                            =========     =========     =========

2002 COMPARED TO 2001

REVENUES

         LICENSE FEE INCOME. In 2002, license fee income was $43,000, as compared to $24.2 million in 2001. During 2002, we executed one license agreement with Loewe Opta GmbH, a manufacturer of televisions sold under the Loewe brand name. License fee income for 2001 includes license fees received from eleven television manufacturers with whom we executed separate settlement and/or license agreements during 2001 and in December 2000. Pursuant to the terms of the respective settlement and/or license agreements with each of the television manufacturers, Soundview Technologies received one-time license fee payments in exchange for the grant of non-exclusive licenses for its patented V-chip technology to each of the respective manufacturers.

         The Acacia Technologies group has generated substantially all of its revenues from licensing the patented V-chip technology to television manufacturers. Acacia Technologies group's patent on the V-chip technology expires in July 2003. However, depending on the outcome of ongoing licensing efforts and related infringement actions, the Acacia Technologies group may continue to collect license fees on televisions sold in the United States during the patent term, subsequent to the July 2003 patent expiration date. The Acacia Technologies group is beginning to market its DMT technology and is looking to acquire other technologies. Acacia Technologies group's digital media transmission patent portfolio expires in 2011 in the U.S. and in 2012 in international markets. If we do not succeed in acquiring such technologies or are unable to commercially license our existing and future technologies, our financial condition may be adversely impacted.

         PRODUCT REVENUES AND COST OF SALES. In 2002, product revenues were $0.3 million, as compared to zero in 2001, with related cost of sales of $0.3 million and zero for the same periods. Product revenues and cost of sales were recognized by the CombiMatrix Corporation's Japanese subsidiary from the sale of a genomics microarray synthesizer and related microarray products and services to two Japanese institutions.

         GRANT REVENUE. In each of 2002 and 2001, grant revenue was $0.5 million. Grant revenue in 2002 includes $0.3 million in grant revenue from CombiMatrix Corporation's continuing performance under its Phase II SBIR Department of Defense contract, $141,000 in one-time contract research and development revenues and $100,000 in revenue related to performance under its

Phase I National Institutes of Health, or NIH, grant. Grant revenue for 2001 related to CombiMatrix Corporation's continued performance under its Phase II SBIR contract. The Department of Defense and NIH grants were completed during 2002.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT EXPENSES. In 2002, research and development expenses were $18.2 million, as compared to $11.7 million in 2001. This increase was primarily due to increased activities driven by the CombiMatrix group's continuing performance obligations under the product commercialization phase of its license and research and development agreements with Roche. These activities include increases in labor, supplies and materials, development of prototype microarrays and instruments, and the use of outside consultants for certain engineering efforts. Since July 2001, most of the CombiMatrix Corporation's research and development efforts have been driven by obligations under its agreements with Roche. These projects include development of production microarray synthesis techniques, development of higher density microarrays and related instrumentation and software. These projects are expected to continue into 2005 as determined by the timelines specified in the agreements with Roche.

         CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Operating expenses in 2002 include a non-cash charge for acquired in-process research and development of $17.2 million, related to Acacia Research Corporation's purchase of the stockholder interests in CombiMatrix Corporation that we did not already own. See "Critical Accounting Policies" for a discussion of the allocation of the purchase price and the accounting for acquired in-process research and development.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. In 2002, marketing, general and administrative expense was $18.6 million ($9.1 million related to CombiMatrix Corporation), as compared to $32.7 million ($14.9 million related to CombiMatrix Corporation) in 2001. The decrease in marketing, general and administrative expenses for 2002, as compared to 2001, was primarily due to a decrease in V-chip license fee revenues and related contingent legal fees expense in 2002. Legal fees related to the license fee agreements executed with television manufacturers are generally incurred on a contingency basis, based on license fee payments received. Contingent legal fees incurred were not material in 2002, as compared to $11.0 million in 2001. The decrease in marketing, general and administrative expenses in 2002 was offset by a $2.0 million increase in personnel, legal and consulting fees incurred in connection with ongoing DMT patent marketing and commercialization efforts, including patent claims construction, patent prosecution and related research and engineering costs and $1.3 million in professional fees incurred in connection with the preparation and filing of our registration statement with the SEC on Form S-4 related to the recapitalization and merger transactions discussed elsewhere herein. This decrease was also due primarily to reductions in the CombiMatrix group's sales and marketing staff and related expenses, decreased recruitment and relocation expenses and reduced legal fees incurred during 2002 compared to 2001, primarily as a result of settling the litigation with Nanogen. This overall decrease in general and administrative expenses was partially offset by an increase in CombiMatrix Corporation's rent and utilities expenses as a result of the increase in occupancy of its headquarters in Mukilteo, Washington.

         NON-CASH STOCK COMPENSATION EXPENSE.

                  RESEARCH AND DEVELOPMENT. In 2002, research and development related non-cash stock compensation charges, all of which relate to CombiMatrix Corporation, were $1.9 million, as compared to $7.2 million in 2001.

                  MARKETING, GENERAL AND ADMINISTRATIVE. In 2002, marketing, general and administrative non-cash stock compensation charges, primarily related to CombiMatrix Corporation, were $4.6 million, as compared to $13.6 million in 2001.

         The decrease in non-cash stock compensation charges related to research and development and marketing, general and administrative expenses is primarily due to the forfeiture and cancellation of certain options in the third and fourth quarters of 2001 and a reduction in scheduled stock compensation amortization related to the accelerated method of amortization utilized by us pursuant to FIN No. 28, which results in higher amounts of amortization in the early vesting periods, and lower amounts of amortization in subsequent vesting periods. CombiMatrix Corporation non-cash stock compensation amortization expense is net of $1.2 million and $4.7 million in stock compensation expense reversals related to the forfeiture of certain unvested stock options during 2002 and 2001, respectively.

         AMORTIZATION OF PATENTS AND GOODWILL. In 2002, amortization expense was $2.0 million, as compared to $2.7 million in 2001. Amortization expense relating to patents and goodwill in 2001 includes $1.1 million of goodwill amortization expense. Effective January 1, 2002, pursuant to SFAS No. 142, goodwill is required to be tested for impairment at least annually and written off when determined to be impaired, rather than being amortized as previous standards required. The reduction in goodwill amortization was offset by an increase in patent amortization related to the increase in our ownership interest in Acacia

Media Technologies Corporation from 33% to 100% in November 2001. As a result of the purchase, we will be recording additional patent amortization of approximately $0.5 million on an annual basis (over the related patents' economic useful life of approximately 10 years) related to the patent intangible asset identified in connection with the application of the purchase method of accounting. Patent amortization expense in future periods will also increase as a result of the increase in our ownership interest in CombiMatrix Corporation from 48% to 100% in December 2002. As a result of the step acquisition, we will record additional amortization expense of approximately $0.8 million on an annual basis (over the economic useful life of approximately 7 years), related to the core technology patent intangible asset identified in connection with the application of the purchase method of accounting.

         LEGAL SETTLEMENT CHARGES. On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery, an officer and stockholder of CombiMatrix Corporation, entered into a settlement agreement with Nanogen to settle all pending litigation between the parties. CombiMatrix Corporation agreed to pay Nanogen $1.0 million and issued 4,016,346 shares, or 17.5% of its outstanding shares post issuance, to Nanogen. The $1.0 million in payments have been expensed in the consolidated statement of operations for the year ended December 31, 2002 under "legal settlement charges." The issuance of the CombiMatrix Corporation common shares in settlement of the litigation with Nanogen has been accounted for as a nonmonetary transaction. Accordingly, included in "legal settlement charges" in the consolidated statements of operations for the year ended December 31, 2002 is a non-cash charge in the amount of $17.5 million based on the fair value of the CombiMatrix Corporation common shares issued to Nanogen. The fair value of the common shares issued was based on an independent third-party valuation of CombiMatrix Corporation as of September 30, 2002, the date of the settlement agreement. Refer to Item 3 "Legal Proceedings," for a description of additional settlement terms.

OTHER (EXPENSE) INCOME, NET

         OTHER (EXPENSE) INCOME, NET. In 2002, other expense, net (primarily comprised of an impairment charge on our cost method investment, interest income, realized and unrealized gains and losses on trading securities, equity in losses of affiliate and other) was $3.1 million, as compared to $4.2 million in net other income in 2001.

                  IMPAIRMENT OF COST METHOD INVESTMENT. In September 2002, we recorded an impairment charge of $2.7 million for an other-than-temporary decline in the fair value of our cost method investment. Impairment indicators included recurring losses, a decline in working capital and the completion of a recent equity transaction with a shareholder at an amount below our carrying value. The fair value of our cost method investment was determined by reference to available financial and market information.

                  INTEREST INCOME. In 2002, interest income was $1.2 million, as compared to $3.8 million in 2001. The decrease in interest income during 2002 was primarily due to a decrease in cash balances related to operating cash outflows and the impact of a decrease in interest rates on our short-term investments as a result of sharp interest rate cuts by the Federal Open Market Committee and other external economic factors negatively impacting rates of return on short-term investments occurring during late 2001 and continuing in 2002.

                  REALIZED (LOSSES) GAINS ON SHORT-TERM INVESTMENTS. In 2002, net realized losses on short-term investments was $1.2 million, as compared to $0.4 million in net realized gains on short-term investments in 2001. The increase in realized losses on short-term investments during 2002 was due to realized losses recorded on certain trading securities during 2002.

                  UNREALIZED (LOSSES) GAINS ON SHORT-TERM INVESTMENTS. In 2002, net unrealized losses were $0.2 million, as compared to $0.2 million in net unrealized gains in 2001. Net unrealized losses in 2002 are due to the sale of the balance of our trading securities during 2002.

                  EQUITY IN LOSSES OF AFFILIATE. In 2002, equity in losses of affiliate was zero, as compared to $0.2 million in 2001. Equity in losses of affiliate during 2001 was comprised of losses recorded for our equity investment in Acacia Media Technologies Corporation. As of December 31, 2001, we no longer account for any of our investments under the equity method as we own 100% of our principal operating subsidiaries.

         BENEFIT (PROVISION) FOR INCOME TAXES. In 2002, the income tax benefit was $0.9 million, as compared to a tax provision of $0.8 million in 2001. Acacia Research Corporation had tax losses in 2002, as compared to 2001, which had taxable income relating principally to license income generated by Soundview Technologies. The 2002 income tax benefit relates principally to differences between the 2001 provision and Acacia Research Corporation's final 2001 return filed in September 2002, and is the result of additional deductions against Soundview Technologies taxable income and the reversal of deferred tax liabilities related to the amortization of identifiable intangible assets related to certain of Acacia Research Corporation's step acquisitions during 2001 and 2000.

         MINORITY INTERESTS. Minority interests in the losses of consolidated subsidiaries was $23.8 million in 2002, as compared to $17.5 million in 2001. Minority interests in the losses of consolidated subsidiaries in 2002 and 2001 were primarily comprised of minority interests in the net losses of CombiMatrix Corporation totaling $23.6 million and $18.8 million, respectively. In 2001, minority interests in the losses of consolidated subsidiaries was partially offset by minority interests in the net income of Soundview Technologies totaling $1.3 million. The increase in minority interests in the losses of consolidated subsidiaries in 2002 is primarily due to the impact of a legal settlement charge in the amount of $18.5 million recorded by CombiMatrix Corporation in September 2002. Excluding the impact of the legal settlement charge and the acquired IPR&D charge recorded subsequent to Acacia Research Corporation's acquisition of the outstanding ownership interests in CombiMatrix Corporation in December 2002, minority interests in the losses of the CombiMatrix group decreased due to a reduction in the losses recorded by the CombiMatrix group during 2002, as compared to 2001. As a result of our merger with CombiMatrix Corporation, which increased our ownership interest to 100% discussed elsewherein, we will no longer record minority interests related to our investment in CombiMatrix Corporation in future periods.

         DISCONTINUED OPERATIONS. On February 13, 2001, the board of directors of Soundbreak.com resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of the company. Accordingly, we reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in the consolidated statements of operations and comprehensive loss in 2000. In September 2002, we accrued an additional $0.5 million ($0.2 million after minority interests) in estimated costs to be incurred in connection with the disposal of Soundbreak.com. The additional accrual relates primarily to certain non-cancelable lease obligations and the inability to sublease the related office space at rates commensurate with our existing obligations.


2001 COMPARED TO 2000

REVENUES

         LICENSE FEE INCOME. In 2001, license fee income was $24.2 million, as compared to zero in 2000. The increase in license fee income for 2001 resulted primarily from the settlement of patent infringement litigation brought by Soundview Technologies and includes license fee amounts received from eleven of the twelve television manufacturers with whom we have executed separate settlement and/or license agreements. Pursuant to the terms of the respective settlement and license agreements with each of the television manufacturers, Soundview Technologies granted to such manufacturers non-exclusive licenses for its U.S. Patent No. 4,554,584.

         GRANT REVENUE. In 2001, grant revenue was $0.5 million, as compared to $17,000 in 2000. The increase in grant revenue during 2001 resulted from CombiMatrix Corporation's continuing performance under its Phase II SBIR Department of Defense contract.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT EXPENSES. In 2001, research and development expense was $11.7 million, all of which related to CombiMatrix Corporation, as compared to $8.5 million in 2000, of which $5.9 million related to CombiMatrix Corporation. The increase in research and development expense for 2001, as compared to the same period in 2000 was primarily due to a general expansion of CombiMatrix Corporation's research and development activities, including an increase in personnel and amounts of supplies and materials used, increased costs related to efforts to further develop and enhance its microarray technology and increased costs related to significant engineering efforts undertaken to productize its technology. Most of these efforts were driven by CombiMatrix Corporation's obligations under the license and supply agreement with Roche, executed in July 2001. These projects include development of production microarray synthesis techniques, as well as higher density microarrays. Research and development expenses for 2000 include a non-cash charge for acquired IPR&D of $2.5 million.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. Marketing, general and administrative expenses were $32.7 million ($14.9 million related to CombiMatrix Corporation) in 2001, as compared to $14.8 million ($4.6 million related to CombiMatrix Corporation) in 2000. The increase in marketing, general and administrative expenses for 2001, as compared to the same period in 2000 was primarily due to the continued expansion of CombiMatrix Corporation's operations including an increase in salaries and benefits due to an increase in the number of CombiMatrix Corporation personnel, an increase in personnel recruitment and relocation expenses, an increase in rent and utilities expenses relating to CombiMatrix Corporation's move to larger office facilities during the first quarter of 2001, the write-off of $1.4 million of deferred initial public offering costs in the fourth quarter of 2001 by CombiMatrix Corporation and an increase in legal fees related to Soundview Technologies' patent licensing and related infringement settlements.

         NON-CASH STOCK COMPENSATION EXPENSE.

                  RESEARCH AND DEVELOPMENT. In 2001, research and development related non-cash stock compensation charges, all of which relate to CombiMatrix Corporation, were $7.2 million, as compared to $3.4 million in 2000. Research and development related non-cash stock compensation charges for 2001 are net of $0.8 million of non-cash stock compensation expense reversal related to the forfeiture of certain unvested stock options during the third and fourth quarters of 2001.

                  MARKETING, GENERAL AND ADMINISTRATIVE. In 2001, marketing, general and administrative non-cash stock compensation charges, primarily related to CombiMatrix Corporation, were $13.6 million, as compared to $7.3 million in 2000. Marketing, general and administrative non-cash stock compensation charges for 2001 are net of $3.9 million of non-cash stock compensation expense reversal related to the forfeiture of certain unvested stock options during the third and fourth quarters of 2001.

                  Amortization of deferred stock compensation is amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in FIN No. 28. The increase in deferred stock compensation amortization in 2001 was due to higher amounts of deferred stock compensation charges scheduled to be amortized in 2001, as compared to 2000 related to $53.8 million of deferred stock compensation originally recorded in the third and fourth quarters of 2000.

         AMORTIZATION OF PATENTS AND GOODWILL. In 2001, amortization expense relating to patents and goodwill was $2.7 million, as compared to $2.3 million in 2000. As a result of the increase in our ownership interest in Acacia Media Technologies, from 33% to 100% through the purchase of the ownership interest of Acacia Media Technologies' other member in November 2001, and the purchase of additional equity interests in CombiMatrix Corporation in July 2000, we incurred additional amortization expense in 2001, as compared to 2000 relating to the intangible assets acquired. See "Recent Accounting Pronouncements" for summary of pronouncements affecting amortization of goodwill in future periods.

         LOSS ON DISPOSAL OF CONSOLIDATED SUBSIDIARIES. In 2001, loss on disposal of consolidated subsidiaries was zero, as compared to $1.0 million in 2000. In the fourth quarter of 2000, we recorded $1.0 million in write-offs of early stage investments.

OTHER INCOME (EXPENSE), NET

         OTHER INCOME (EXPENSE), NET. In 2001, other income, net (primarily comprised of interest income, realized and unrealized gains and losses on trading securities, equity in losses of affiliates and other) was $4.2 million, as compared to $1.2 million in net other expense in 2000.

                 INTEREST INCOME. In 2001, interest income was $3.8 million, as compared to $3.1 million in 2000. The increase in interest income during 2001 was due to higher cash balances during 2001, as compared to 2000, resulting from various private equity financings and the receipt of significant license fee payments by Soundview Technologies during the year. The increase in interest income for 2001 was partially offset by the impact of a decrease in interest rates on our short-term investments related to sharp interest rate cuts by the Federal Open Market Committee and other external economic factors negatively impacting rates of return on short-term investments occurring during the third and fourth quarters of 2001.

                 REALIZED GAINS ON SHORT-TERM INVESTMENTS. In 2001, net realized gains on short-term investments was $0.4 million, as compared to zero in 2000. The increase in realized gains on short-term investments during 2001 was due to realized gains recorded on our short-term investments classified as trading securities during 2001.

                 UNREALIZED GAINS ON SHORT-TERM INVESTMENTS. In 2001, net unrealized gains were $0.2 million, as compared to zero in 2000. The increase is due to our investment in equity securities during 2001 classified as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," or SFAS No. 115. Pursuant to SFAS No. 115, unrealized gains and losses on trading securities are recorded in the consolidated statement of operations. In 2000, all of our short-term investments were classified as available-for-sale, and pursuant to SFAS No. 115, unrealized gains and losses were recorded as a separate component of comprehensive income (loss) in stockholders' equity until realized.

                 EQUITY IN LOSSES OF AFFILIATES. In 2001, equity in losses of affiliates was $0.2 million, as compared to $1.7 million in 2000. Losses during 2001 were comprised of a loss of $0.2 million for our investment in Acacia Media Technologies, as determined by the equity method of accounting through November 1, 2001. We increased our ownership percentage in Acacia Media Technologies to 100% on November 1, 2001. Losses during 2000 were comprised of a loss of $0.3 million for our investment in Signature-mail.com, a loss of $0.2 million for our investment in Acacia Media Technologies, a loss of $143,000 for our investment in Whitewing Labs and a loss of $1.1 million for our investment in Mediaconnex, as determined by the equity method of accounting. We wrote-off our equity investments in Signature-mail.com, Whitewing Labs and Mediaconnex as of December 31, 2000.

         MINORITY INTERESTS. In 2001, minority interests in the losses of consolidated subsidiaries were $17.5 million, as compared to $9.2 million in 2000. The increase in minority interests in 2001 was primarily due to the increase in losses incurred by CombiMatrix Corporation as a result of increased non-cash stock compensation amortization charges, its continued expansion of research and development efforts and increased marketing, general and administrative expenses. The increase in 2001 minority interests resulting from CombiMatrix Corporation's increased losses was partially offset by minority interests in the income of Soundview Technologies from January through June 2001. We increased our ownership percentage in Soundview Technologies to 100% in June 2001.

         (PROVISION) BENEFIT FOR INCOME TAXES. In 2001, the provision for income taxes was $0.8 million, as compared to a benefit of $73,000 in 2000. The increase in the provision for income taxes in 2001 was primarily due to a significant increase in taxable income generated by Soundview Technologies related to its patent infringement settlement and patent licensing activities, as compared to the 2000 period.

         DISCONTINUED OPERATIONS. On February 13, 2001, the board of directors of Soundbreak.com resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of the company. Accordingly, we reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in our 2000 consolidated statement of operations and comprehensive loss. Discontinued operations of Soundbreak.com included $7.4 million of loss from discontinued operations in 2000 and $2.1 million of accrued expenses in connection with its cessation of operations.

INFLATION

         Inflation has not had a significant impact on Acacia Research Corporation.

LIQUIDITY AND CAPITAL RESOURCES

         Acacia Research Corporation's consolidated cash and cash equivalents along with short-term investments totaled $54.7 million at December 31, 2002 compared to $84.6 million at December 31, 2001. Working capital at December 31, 2002 was $41.0 million compared to $72.4 million at December 31, 2001.

         Net cash used in continuing operating activities in 2002 was $19.7 million compared to $10.4 million in 2001. The increase was primarily attributable to increased losses from continuing operations, partially offset by an increase in working capital resulting principally from deferred revenues from Roche of $11.6 million in 2002 compared to $7.5 million in 2001 and net sales of trading securities in 2002 of $4.1million compared to net purchases of trading securities of $4.1 million in 2001.

         Net cash flows provided by continuing investing activities decreased to $7.0 million in 2002 compared to $13.0 million in 2001 as a result of less cash available from net sales of short-term investments of $9.0 million in 2002 compared to $19.6 million in 2001, which was partially offset by additional investments in majority-owned subsidiaries in 2001 of $5.9 million.

         Net cash used in financing activities was $2.9 million in 2002 compared to net cash provided by financing activities of $23.2 million 2001. In 2002, net cash used in financing activities primarily related to the repayment of a capital lease obligation of $2.8 million. In 2001, net cash used in financing activities primarily reflects $18.3 million in proceeds from the sale of our securities, capital from minority shareholders in our subsidiary, Advanced Material Sciences, of $3.3 million and proceeds from stock option exercises of $1.8 million.

         At December 31, 2000, Acacia Research Corporation's consolidated cash and cash equivalents and short-term investments totaled $76.8 million and working capital totaled $60.1 million. During 2000, cash used in continuing operations of $17.9 million was offset by proceeds from issuance of our common stock of $22.2 million, capital from minority shareholders in our subsidiaries, CombiMatrix Corporation and Advanced Material Sciences, of $37.3 million and proceeds from stock option and warrant exercises of $17.8 million, partially offset by net purchases of available for sale securities of $39.6 million.

         Outstanding warrant exercise prices and redemption provisions have been adjusted to reflect the recapitalization discussed elsewhere herein. As a result of the recapitalization, warrants issued by us in connection with our private placement completed in January 2001 contain adjusted separate and independent call and redemption provisions if the closing bid price of the AR-Acacia Technologies stock or the AR-CombiMatrix stock exceeds $16.53 or $13.13, respectively, per share for 20 or more consecutive trading days. The exercise price per share for the AR-Acacia Technologies stock and the AR-CombiMatrix stock underlying the warrants is $13.23 and $10.50, respectively. Warrants issued by us in connection with our private placement completed in the third quarter of 2000 contain separate and independent call and redemption provisions if the closing bid price of the AR-Acacia Technologies stock or the AR-CombiMatrix stock exceeds $24.94 or $19.81, respectively, per share for 20 or more consecutive trading days. The exercise price per share for the AR-Acacia Technologies stock and the AR-CombiMatrix stock underlying the warrants is $20.79 and $16.51, respectively. In the event the requirements to call the warrants are satisfied, we may call such warrants and we expect most, if not all, of the holders to exercise such warrants in response. There can be no assurance that the closing bid price of our common stock will exceed all such thresholds or that, if it does, we will decide to call the warrants.

         We have sustained losses since our inception contributing to an accumulated deficit of $159.0 million on a consolidated basis, which includes net losses of $59.0 million, $22.3 million and $39.0 million in 2002, 2001 and 2000, respectively. Net losses include significant non-cash acquired in-process research and development, litigation and stock compensation charges reflected in the accompanying Acacia Research Corporation consolidated results of operations data for 2002, 2001 and 2000. The consolidated accumulated deficit of $159.0 million also includes an increase related to a reclassification of accumulated deficit in the amount of $21.7 million to permanent capital representing the fair value of the ten percent (10%) stock dividend distributed to stockholders in 2001.

         There can be no assurance that we will become profitable. If we do, we may never be able to sustain profitability. We expect to incur significant losses for the foreseeable future. We are making efforts to reduce expenses and may take steps to raise additional capital.

         We have no commitments for capital expenditures in 2002. Our minimum rental commitments on operating leases related to continuing operations total $10.6 million through December 2007. We have no committed lines of credit or other committed funding or long-term debt. CombiMatrix Corporation paid the remaining balance of its capital lease obligation on November 1, 2002. Management believes that our cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet our cash requirements for the foreseeable future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 2 to the Acacia Research Corporation consolidated financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government, U.S. corporations, institutional money market funds and other money market instruments. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income received without significantly increasing risk. To minimize risk, we maintain a portfolio of cash, cash equivalents and short-term investments in a variety of investment-grade securities and with a variety of issuers, including corporate notes, commercial paper and money market instruments. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments.

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

      DISCUSSION OF SEGMENTS' OPERATIONS, FINANCIAL RESOURCES AND LIQUIDITY

             COMBIMATRIX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)


         YOU SHOULD READ THIS DISCUSSION IN CONJUNCTION WITH THE COMBIMATRIX GROUP, A DIVISION OF ACACIA RESEARCH CORPORATION, FINANCIAL STATEMENTS AND RELATED NOTES AND THE ACACIA RESEARCH CORPORATION CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES, BOTH INCLUDED ELSEWHERE HEREIN. HISTORICAL RESULTS AND PERCENTAGE RELATIONSHIPS ARE NOT NECESSARILY INDICATIVE OF OPERATING RESULTS FOR ANY FUTURE PERIODS.

GENERAL

         The CombiMatrix group, a division of Acacia Research Corporation, is comprised of CombiMatrix Corporation and its majority-owned subsidiaries, CombiMatrix KK and Advanced Material Sciences, and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation's life sciences businesses. The CombiMatrix group's core technology opportunity in the life sciences sector has been primarily developed through CombiMatrix Corporation, which was formed in October 1995. CombiMatrix Corporation is a life sciences technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip. This proprietary technology has significant applications relating to genomic and proteomic research. Advanced Material Sciences, a development stage company, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences. Advanced Material Sciences has no operating history, and subsequent to April 2002 is a majority-owned subsidiary of CombiMatrix Corporation. CombiMatrix KK, a majority-owned Japanese corporation, is exploring opportunities for CombiMatrix Corporation's active biochip system with academic, pharmaceutical and biotechnology organizations in the Asian market.

         Although AR-CombiMatrix stock is intended to reflect the separate performance of the respective division of Acacia Research Corporation, rather than the performance of Acacia Research Corporation as a whole, the CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock are stockholders of Acacia Research Corporation. As a result, they continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to the CombiMatrix group could be subject to the liabilities of the Acacia Technologies group.

         The CombiMatrix group is developing technology that integrates a semiconductor, proprietary materials, proprietary software, chemistry, and the Internet into a system for use by pharmaceutical and biotechnology companies and academic researchers in identifying and determining the roles of genes, gene mutations and proteins. CombiMatrix Corporation's active biochip is a semiconductor coated with a three-dimensional layer of porous material in which DNA, RNA, peptides or small molecules can be synthesized or immobilized in discrete test sites. Since inception, the CombiMatrix group's operating activities have been devoted primarily to research and development of technologies for its active biochip system, including the development of its system, acquiring assets, recruiting personnel, business development and raising capital.

         During 2002, the CombiMatrix group's financial condition and results of operations were highlighted by the receipt of $0.5 million in grant and contract revenues, including $0.3 million in grant revenue resulting from completion of its Phase II SBIR Department of Defense contract, $141,000 in one-time contract research and development revenues and $100,000 in revenue related to performance and completion of its Phase I NIH grant. The CombiMatrix group also recognized $0.3 million from the sale of a genomics microarray synthesizer system and related microarray products to two institutions in Japan. Also during 2002, the CombiMatrix group received $11.5 million in milestone payments pursuant to its license and supply and research and development agreements with Roche, which have been recorded as deferred revenues. During the fourth quarter of 2002, the CombiMatrix group repaid its remaining $2.1 million outstanding balance on a capital lease obligation with a financial institution. During April 2002, CombiMatrix Corporation acquired Acacia Research Corporation's majority ownership interest in Advanced Material Sciences by issuing 180,982 shares of CombiMatrix Corporation's common stock.

         In 2001, the CombiMatrix group's financial condition and cash flows were highlighted by the receipt of $6.4 million pursuant to separate license and supply and research and development agreements with Roche and NASA, as well as continued performance under CombiMatrix Corporation's Phase II SBIR grant with the Department of Defense. Both the Roche and NASA agreements were executed during the third quarter of 2001. During the second quarter of 2001, CombiMatrix Corporation created a wholly owned subsidiary, CombiMatrix KK, which became a majority-owned subsidiary during the fourth quarter of 2001 after selling 10% of its common stock for $1.1 million as part of a joint venture agreement with

Marubeni Japan, one of Japan's leading trading companies. In addition, in the third quarter of 2001 CombiMatrix Corporation raised $3.0 million through the execution of a sale and leaseback transaction with a financial institution. CombiMatrix Corporation also continued the expansion of its research and development activities throughout 2001, including the relocation to its new research facilities and corporate headquarters in January 2001 located in Mukilteo, Washington. In addition, in May 2001, Advanced Material Sciences completed a private equity financing raising gross proceeds of $2.0 million through the issuance of 2,000,000 shares of common stock.

         In 2000, the CombiMatrix group's financial condition and cash flows were highlighted primarily by the continued expansion of research and development activities, financing activities and the building of its core management and scientific teams, as well as its relocation from California to temporary research facilities and corporate headquarters in Snoqualmie, Washington. In July 2000, CombiMatrix Corporation was granted U.S. Patent No. 6,093,302, which expires in July 2017, for its biochip microarray processor system. In November 2000, Advanced Material Sciences was formed, raising initial equity financing of $3.0 million. In 1999, the CombiMatrix group's financial condition and cash flows were highlighted primarily by research and development and financing activities. In the following discussion and analyses, the period-to-period comparisons must be viewed in light of the impact that the operating and financing activities have had on the CombiMatrix group's financial condition and results of operations.

         During 2002, the CombiMatrix group emerged from the development stage as it began commencement of its planned principal operations and from which it generated revenues.

         Since inception, the CombiMatrix group has incurred significant net losses. During the years ended December 31, 2002, 2001 and 2000, the CombiMatrix group incurred net losses of approximately $46.2 million, $28.0 million and $14.8 million, respectively. At December 31, 2002 and 2001, the CombiMatrix group's accumulated deficit was approximately $94.0 million and $47.8 million, respectively. The losses have resulted principally from costs incurred in research and development and from marketing, general and administrative costs associated with the CombiMatrix group's operations. Operating expenses including non-cash stock-based compensation expense increased to $71.3 million for the year ended December 31, 2002, from $49.5 million for 2001 and $24.6 million for 2000. Operating expenses for 2002 include one-time charges of $17.2 million and $18.5 million relating to acquired in-process research and development and litigation settlement charges, respectively. The CombiMatrix group expects to continue to incur net losses and negative cash flow from operations for the foreseeable future due to significant increases in research and development and marketing, general and administrative expenses that will be necessary to further develop CombiMatrix group's technologies towards commercialization. To date, the CombiMatrix group has relied primarily upon selling equity securities, as well as payments from strategic partners to generate the funds needed to finance the implementation of the CombiMatrix group's business strategies. The CombiMatrix group cannot assure that it will not encounter unforeseen difficulties that may deplete capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt or other external financings; however, the CombiMatrix group cannot assure that additional funding will be available on favorable terms, if at all. If the CombiMatrix group fails to obtain additional funding when needed, the CombiMatrix group may not be able to execute its business strategies and its business may suffer.

STRATEGIC PARTNERSHIPS AND FINANCIAL HIGHLIGHTS

         During 2002, the CombiMatrix group received significant payments from its strategic partners and licensees. By continuing the CombiMatrix group's efforts with these partners and by identifying new strategic relationships, the CombiMatrix group intends to maximize the opportunities in the life sciences sector that will be created by commercializing its biochip system. Highlights of activities with the CombiMatrix group's strategic partners and other operating activities for the year ended December 31, 2002 include:

         o In September 2002, CombiMatrix Corporation amended and restated its non-exclusive worldwide license and supply and research and development agreements with Roche, pursuant to which CombiMatrix Corporation and Roche will develop a platform technology, providing a range of standardized biochips for use in research applications. The agreements were originally executed in July 2001. Under the agreements, Roche has made cash payments to CombiMatrix Corporation of $11.5 million and $5.3 million during the years ended December 31, 2002 and 2001, respectively, and will continue to make payments for the deliverables stipulated and for expanded license and manufacturing rights. Under the terms of the revised agreements, it is contemplated that Roche will co-develop, use, manufacture, market and distribute CombiMatrix Corporation's active biochip system for rapid production of both catalog and customizable biochips. CombiMatrix Corporation's goal is to develop a platform technology, providing a range of standardized biochips for use in important research applications. Roche has made and will continue to make payments for the deliverables contemplated and for expanded license rights. The agreements provide for minimum payments by Roche to CombiMatrix Corporation over the first three years, including milestone achievement payments, payments for products, royalties and payments for research and development projects. All payments received under this agreement to date have been recorded as deferred revenue at December 31, 2002. To date, CombiMatrix Corporation has completed several strategic milestones in its strategic alliance with Roche, by developing and delivering prototype components of its microarray platform and by demonstrating several key performance metrics of its custom in-situ microarray system.

         o In February 2002, CombiMatrix Corporation was awarded a $100,000 Phase I National Institutes of Health grant for the development of its protein biochip technology. The title of the grant is "Self-Assembling Protein Microchips." This grant was completed and all payments were received by August 2002. During 2002 and 2001, CombiMatrix Corporation recognized $0.3 million and $0.5 million, respectively, of grant revenues from its SBIR Phase II grant with the Department of Defense. CombiMatrix Corporation's business relationship with the Department of Defense began in July 1999 when CombiMatrix Corporation was awarded an SBIR Phase I grant to use its active biochip technology in connection with the development of detection devices for chemical and biological warfare agents. CombiMatrix Corporation was also awarded a $100,000 Department of Energy grant in July 1999, which was completed in March 2000. In July 2000, CombiMatrix Corporation was awarded a two-year $0.7 million SBIR Phase II grant to continue its research for the Department of Defense. A prototype electrochemical biological detection system developed from this grant was demonstrated and delivered to the Department of Defense in July 2002, thereby completing this SBIR grant.

         o In May 2001, CombiMatrix Corporation formed CombiMatrix KK, a Japanese corporation located in Tokyo. In October 2001, CombiMatrix KK entered into a joint venture agreement with Marubeni Japan, the purpose of which is to focus on development and licensing opportunities for CombiMatrix Corporation's active biochip system with academic, pharmaceutical and biotechnology organizations in the Asian market. Marubeni Japan made a $1.1 million investment to acquire a 10% minority interest in the joint venture. During 2002, CombiMatrix KK executed technology access and purchase agreements with two government institutions in Japan, which included the sale of a genomic microarray synthesizer system and related microarray products and services totaling $0.3 million to these institutions.

COMBIMATRIX GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)

RESULTS OF OPERATIONS (IN THOUSANDS)                                   2002        2001         2000
                                                                     ---------   ---------   ---------

Product revenue ..................................................   $    306    $     --    $     --
Grant and contract revenue .......................................        533         456          17
Cost of sales ....................................................       (263)         --          --
Research and development expenses ................................    (18,187)    (11,656)     (5,907)
Charge for acquired in-process research and development ..........    (17,237)         --      (2,508)
Non-cash stock compensation expenses - research and development ..     (1,868)     (7,183)     (3,397)
Marketing, general and administrative expenses ...................    (10,334)    (16,690)     (5,524)
Non-cash stock compensation expenses - marketing, general and
  administrative .................................................     (4,540)    (12,780)     (6,598)
Amortization of patents and goodwill .............................       (399)     (1,203)       (640)
Legal settlement charges .........................................    (18,471)         --          --
Other income, net ................................................        392       2,055       1,662
Benefit for income taxes .........................................        147         155          79
Minority interests ...............................................     23,702      18,817       8,300
Cumulative effect of change in accounting principle ..............         --          --        (246)
                                                                     ---------   ---------   ---------
Division net loss ................................................   $(46,219)   $(28,029)   $(14,762)
                                                                     =========   =========   =========


2002 COMPARED TO 2001

         PRODUCT REVENUES AND COST OF SALES. In 2002, product revenues were $0.3 million, as compared to zero in 2001, with related cost of sales of $0.3 million and zero for the same periods. Product revenues and cost of sales were recognized by the CombiMatrix group's Japanese subsidiary from the sale of a genomics microarray synthesizer and related microarray products and services to two Japanese institutions.

         GRANT AND CONTRACT REVENUE. In each of 2002 and 2001, grant revenue was $0.5 million. Grant revenue in 2002 includes $0.3 million in grant revenue from CombiMatrix Corporation's continuing performance under its Phase II SBIR Department of Defense contract, $141,000 in one-time contract research and development revenues and $100,000 in revenue related to performance under its Phase I National Institutes of Health, or NIH, grant. Grant revenue for 2001 related to CombiMatrix Corporation's continued performance under its Phase II SBIR contract. The Department of Defense and NIH grants were completed during 2002.

         RESEARCH AND DEVELOPMENT EXPENSES. In 2002, research and development expenses were $18.2 million, as compared to $11.7 million in 2001. This increase was primarily due to increased activities driven by the CombiMatrix group's continuing performance obligations under the product commercialization phase of its license and supply and research and development agreements with Roche. These activities include increases in labor, supplies and materials, development of prototype microarrays and instruments, and the use of outside consultants for certain engineering efforts. Since July 2001, most of the CombiMatrix group's research and development efforts have been driven by obligations under its agreements with Roche. These projects include development of production microarray synthesis techniques, development of higher density microarrays and related instrumentation and software. These projects are expected to continue into 2005 as determined by the timelines specified in the agreements.

         CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Operating expenses in 2002 include a non-cash charge for acquired in-process research and development of $17.2 million, related to Acacia Research Corporation's purchase of the stockholder interests in CombiMatrix Corporation that Acacia Research Corporation did not already own. See "Critical Accounting Policies" for a discussion of the allocation of the purchase price and the accounting for acquired in-process research and development.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. In 2002, marketing, general and administrative expenses were $10.3 million, as compared to $16.7 million in 2001. This decrease was due primarily to reductions in the CombiMatrix group's sales and marketing staff and related expenses, decreased recruitment and relocation expenses and reduced legal fees incurred during 2002, as compared to 2001, primarily as a result of settling the litigation with

Nanogen. This overall decrease in general and administrative expenses was partially offset by an increase in CombiMatrix Corporation's rent and utilities expenses as a result of the increase in occupancy of its headquarters in Mukilteo, Washington. Included in marketing, general and administrative expenses are allocated corporate charges of $1.2 million in 2002 and $1.4 million in 2001. See "Critical Accounting Policies" for a description of the management allocation policies implemented.

         NON-CASH STOCK COMPENSATION EXPENSE.

                  RESEARCH AND DEVELOPMENT. In 2002 and 2001, research and development related non-cash stock compensation charges were $1.9 million and $7.2 million, respectively.

                  MARKETING, GENERAL AND ADMINISTRATIVE. In 2002 and 2001, marketing, general and administrative related non-cash stock compensation charges were $4.5 million and $12.8 million, respectively.

                  The decrease in non-cash stock compensation charges related to research and development and marketing, general and administrative expenses is primarily due to the accelerated method of amortization utilized by the CombiMatrix group pursuant to FIN No. 28, which results in higher amounts of amortization in the early vesting periods. The CombiMatrix group's non-cash stock compensation amortization expense is net of $1.2 million and $4.7 million in stock compensation expense reversal related to the forfeiture of certain unvested stock options during 2002 and 2001, respectively. The CombiMatrix group is scheduled to incur deferred stock compensation amortization charges of approximately $3.1 million and $0.9 million in 2003 and 2004, respectively.

         AMORTIZATION OF PATENTS AND GOODWILL. In 2002, amortization of patents and goodwill was $0.4 million, as compared to $1.2 million in 2001. Amortization expense relating to patents and goodwill in 2001 includes $0.9 million of goodwill amortization expense. Effective January 1, 2002, pursuant to SFAS No. 142, goodwill is required to be tested for impairment at least annually and written off when determined to be impaired, rather than being amortized as previous standards required. Patent amortization expense in future periods will also increase as a result of the increase in Acacia Research Corporation's ownership interest in CombiMatrix Corporation from 48% to 100% in December 2002. As a result of the step acquisition, the CombiMatrix group will record additional amortization expense of $0.8 million on an annual basis (over the economic useful life of approximately 7 years), related to the core technology patent intangible asset identified in connection with the application of the purchase method of accounting.

         LEGAL SETTLEMENT CHARGES. On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery, an officer and stockholder of CombiMatrix Corporation, entered into a settlement agreement with Nanogen to settle all pending litigation between the parties. CombiMatrix Corporation agreed to pay Nanogen $1.0 million and issued 4,016,346 shares, or 17.5% of CombiMatrix Corporation outstanding shares post issuance, to Nanogen. The $1.0 million in payments have been expensed in the CombiMatrix group statement of operations for the year ended December 31, 2002 under "Legal Settlement Charges." The issuance of the CombiMatrix Corporation common shares in settlement of the litigation with Nanogen has been accounted for as a nonmonetary transaction. Accordingly, included in "Legal Settlement Charges" in the CombiMatrix group statements of operations for the year ended December 31, 2002 is a non-cash charge in the amount of $17.5 million based on the fair value of the CombiMatrix Corporation common shares issued to Nanogen. The fair value of the common shares issued was based on an independent third-party valuation of CombiMatrix Corporation as of September 30, 2002, the date of the settlement agreement. Refer to "Legal Proceedings" for a description of additional settlement terms.

         OTHER INCOME, NET. In 2002, other income (comprised of interest income and interest expense), net was $0.4 million, as compared to $2.1 million in 2001.

                  INTEREST INCOME. In 2002, interest income was $0.6 million, as compared to $2.1 million in 2001. The decrease was due primarily to lower average cash and cash equivalents balances and short-term investments in 2002 as compared to 2001, as well as lower market interest rates earned on the CombiMatrix group's cash and investments.

                  INTEREST EXPENSE. In 2002, interest expense was $0.2 million, as compared to $65,000 in 2001. Interest expense relates to CombiMatrix Corporation's capital lease obligation with a financial institution, which was executed in September 2001. In November 2002, the remaining balance of this obligation was repaid in full. The change in interest expense during 2002 and 2001 relates directly to the period of time that the obligation was outstanding during those periods.

         MINORITY INTERESTS. In 2002, minority interests in the net losses of the CombiMatrix group were $23.7 million, as compared to $18.8 million in 2001. The increase in 2002 is primarily due to the impact of a legal settlement charge in the amount of $18.5 million recorded by the CombiMatrix group in September 2002. Excluding the impact of the legal settlement charge and the acquired IPR&D charge recorded subsequent to Acacia Research Corporation's acquisition of the outstanding ownership interests in CombiMatrix Corporation in December 2002, minority interests in the losses of the CombiMatrix group decreased due to a reduction in the losses recorded by the CombiMatrix group during 2002, as compared to 2001. As a result of Acacia Research Corporation's merger with CombiMatrix Corporation, which increased Acacia Research Corporation's ownership interest to 100%, the CombiMatrix group will no longer record minority interests related to Acacia Research Corporation's investment in CombiMatrix Corporation in future periods.

2001 COMPARED TO 2000

         REVENUES. In 2001, revenues were $0.5 million, as compared to $17,000 in 2000. Revenues recognized in 2001 relate to the CombiMatrix group's performance under its SBIR Phase II Department of Defense grant. The revenues recognized in 2000 relate to the completion of CombiMatrix Corporation's Department of Energy grant.

         RESEARCH AND DEVELOPMENT EXPENSES. In 2001, research and development expenses were $11.7 million, as compared to $8.4 million in 2000. The increase in research and development expense was due primarily to the expansion of research and development efforts, which resulted in the growth of research and development personnel as well as the amount of supplies and materials consumed. The CombiMatrix group's research and development activities were focused primarily on efforts to further develop and enhance the active biochip system towards commercialization. Most of these efforts were driven by CombiMatrix Corporation's obligations under our agreements with Roche, which were executed in July 2001. These projects include development of production microarray synthesis techniques, as well as higher density microarrays. Research and development expenses in 2000 includes a noncash charge for acquired IPR&D of $2.5 million related to Acacia Research Corporation's acquisition of additional ownership interests in CombiMatrix Corporation in July 2000.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. In 2001, marketing, general and administrative expenses were $16.7 million, as compared to $5.5 million in 2000. These costs consist primarily of salaries and related expenses for executive, financial and other administrative personnel, as well as expenses associated with employee recruitment and relocation, professional services, litigation costs, marketing activities, facilities costs and other corporate expenses. The increase was primarily due to an increase in executive and administrative personnel, an increase in personnel recruitment and relocation expenses and an increase in rent and utilities expenses as a result of CombiMatrix Corporation's January 2001 relocation to and occupancy of approximately 64,000 square feet of office space in their new corporate and research facilities located in Mukilteo, Washington. The CombiMatrix group's legal fees increased significantly in 2001, as compared to 2000 as a result of litigation with Nanogen. In addition, marketing, general and administrative expenses include the write-off of approximately $1.4 million of deferred initial public offering costs, which were charged to income in the fourth quarter of 2001 due to uncertainty related to the future recoverability of these deferred costs, stemming from unfavorable market conditions in late 2001 and early 2002. Included in marketing, general and administrative expenses of the CombiMatrix group are allocated corporate charges of $1.4 million and $0.9 million in 2001 and 2000, respectively.

         NON-CASH STOCK COMPENSATION EXPENSE.

                  RESEARCH AND DEVELOPMENT. In 2001, research and development related non-cash stock compensation charges were $7.2 million, as compared to $3.4 million in 2000.

                 MARKETING, GENERAL AND ADMINISTRATIVE. In 2001, marketing, general and administrative related non-cash stock compensation charges were $12.8 million, as compared to $6.6 million in 2000.

                  Amortization of deferred stock compensation is amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in FIN No. 28. The increase in deferred stock compensation amortization in 2001 was due to higher amounts of deferred stock compensation charges scheduled to be amortized in 2001, as compared to 2000 related to $53.8 million of deferred stock compensation originally recorded in the third and fourth quarters of 2000. Amortization of deferred stock compensation in 2001 was partially offset by $4.7 million due to forfeitures of unvested stock options occurring in 2001.

         AMORTIZATION OF PATENTS AND GOODWILL. In 2001, amortization of patents and goodwill was $1.2 million, as compared to $0.6 million in 2000. The increase in 2001 was due to a full year of amortization of goodwill and patent costs allocated to the CombiMatrix group related to Acacia Research Corporations step acquisition of additional ownership interests in CombiMatrix Corporation in the third quarter of 2000.

         OTHER INCOME, NET. In 2001, other income (comprised of interest income and interest expense), net was $2.1 million, as compared to $1.7 million in 2000.

                 INTEREST INCOME. In 2001, interest income was $2.1 million, as compared to $1.7 million in 2000. The increase in interest income was due primarily to higher average balances of cash and cash equivalents and short-term investments in 2001, as compared to 2000. The overall increase in the average level of cash and investment balances in 2001 was primarily the result of a private equity financing executed in August 2000 raising gross proceeds of $36.0 million through the sale of 4.0 million shares of CombiMatrix Corporation common stock at $9 per share.

                 INTEREST EXPENSE. In 2001, interest expense was $65,000, as compared to zero in 2000. Interest expense recorded in 2001 related to CombiMatrix Corporation's capital lease obligation with a commercial bank, which was entered into in September 2001. The CombiMatrix group had no similar obligations in 2000.

         MINORITY INTERESTS. In 2001, minority interests in the net losses of the CombiMatrix group were $18.8 million, as compared to $8.3 million in 2000. The increase in minority interests in 2001 was primarily due to the increase in losses incurred by the CombiMatrix group as a result of increased non-cash stock compensation amortization charges, its continued expansion of research and development efforts and increased marketing, general and administrative expenses.

         CUMULATIVE EFFECT OF ACCOUNTING CHANGE. In 2001, cumulative effect of accounting change was zero, as compared to $0.2 million in 2000. During the fourth quarter of 2000, Acacia Research Corporation adopted Emerging Issues Task Force No. 98-15, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." As a result, the beneficial conversion feature of $1.5 million 6% unsecured promissory notes that was valued at $0.2 million was charged to the December 31, 2000 statement of operations with a corresponding increase to equity in accordance with APB Opinion No. 20, "Accounting Changes."

INFLATION

         Inflation has not had a significant impact on the CombiMatrix group in the current or prior periods.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2002, cash and cash equivalents and short-term investments totaled $14.9 million compared to $33.3 million at December 31, 2001. Working capital at December 31, 2002 was $4.4 million compared to $24.8 million at December 31, 2001.

         Net cash used in operations was $16.1 million in 2002 compared to $17.2 million in 2001. In 2002 and 2001, the CombiMatrix group's negative cash flow from operations stemmed primarily from the continued expansion of the group's research and development activities including its efforts under the Roche and NASA agreements executed in 2001. Losses from operations were partially offset by the receipt of milestone and advance payments of $11.6 million and $6.0 million in 2002 and 2001, respectively, primarily related to Roche in 2002 and Roche and NASA in 2001, which have been recorded as deferred revenues.

         Net cash provided by investing activities decreased to $7.6 million in 2002 compared to $18.8 million in 2001, as a result of less cash available from net sales of short-term investments of $9.0 million in 2002 compared to $19.6 million in 2001.

         Net cash (outflows) inflows attributed to the CombiMatrix group from financing activities was ($0.8) million in 2002 compared to $4.5 million in 2001. The 2002 cash attributed to the CombiMatrix group from financing activities includes the repayment of the CombiMatrix group's capital lease obligation of $2.8 million, offset by $1.8 million in allocated corporate and acquisition costs. In 2001, cash attributed to the CombiMatrix group from financing activities primarily related to $3.1 million in proceeds from the sale of CombiMatrix KK and Advance Material Sciences securities and $1.1 million in corporate costs allocated to the CombiMatrix group.

         At December 31, 2000, the CombiMatrix group's cash and cash equivalents and short-term investments totaled $47.2 million and working capital totaled $35.2 million. In 2000, cash used in continuing operations was $8.7 million and cash used in investing activities was $42.6 million of net purchases of short-term investments, which were offset by approximately $56.6 million in proceeds from the sale of CombiMatrix and Advanced Material Sciences securities and $0.8 million in corporate costs allocated to the CombiMatrix group.

         CombiMatrix Corporation's rental expenses, including its share of the common area maintenance and operating expenses are approximately $185,000 per month (excluding any allocated rent expense) at its headquarters and research facilities in Mukilteo, Washington. That amount increases over time, subject to acceleration based on actual usage of the premises, to approximately $200,000 per month by mid 2006 through 2008. In November 2002, the CombiMatrix group paid $2.1 million to a financial institution to repay the remaining balance of its capital lease obligation. The CombiMatrix group has no other long-term debt. In 2003, the CombiMatrix group is required to pay Nanogen $0.5 million in September 2003, representing the second and final installment of the $1.0 million cash payment due to Nanogen in accordance with the September 30, 2002 settlement agreement entered into between CombiMatrix Corporation, Dr. Don Montgomery and Nanogen. In addition, CombiMatrix Corporation will be required to pay 12.5% of certain revenues, subject to minimum and maximum amounts not to exceed $1.5 million per year beginning in the fourth quarter of 2003, for the remaining life of the CombiMatrix group's core patents. CombiMatrix Corporation also has entered into a one-year commitment to purchase $1.1 million worth of semiconductor wafers contingent upon successfully developing a next-generation microarray.

         The CombiMatrix group's long-term capital requirements will be substantial and the adequacy of our available funds will depend upon many factors, including:

         o the CombiMatrix group's continued progress in research and development programs;

         o the costs involved in filing, prosecuting, enforcing and defending any patents claims, should they arise;

         o        the CombiMatrix group's ability to license technology;

         o        competing technological developments;

         o        the creation and formation of strategic partnerships;

         o the costs associated with leasing and improving our headquarters in Mukilteo, Washington;

         o        the costs of commercialization activities; and

         o other factors that may not be within the CombiMatrix group's control.

          The CombiMatrix group believes that its cash and cash equivalent and short-term investment balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements for the foreseeable future. However, changes may occur that would cause the CombiMatrix group's available capital resources to be consumed significantly sooner than it currently expects.

         The CombiMatrix group may be unable to raise sufficient additional capital on favorable terms or at all. If it fails to do so, it may have to curtail or cease operations or enter into agreements requiring it to relinquish rights to certain technologies, products or markets because it will not have the capital necessary to exploit them.


RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 2 to the CombiMatrix group financial statements included elsewhere herein.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The CombiMatrix group's exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of the group's investments are in short-term debt securities issued by the U.S. treasury and by U.S. corporations. The primary objective of the group's investment activities is to preserve principal while at the same time maximizing the income the CombiMatrix group receives without significantly increasing risk. To minimize risk, the CombiMatrix group maintains its portfolio of cash, cash equivalents and short-term investments in a variety of investment-grade securities and with a variety of issuers, including corporate notes, commercial paper, government securities and money market funds. Due to the nature of its short-term investments, the CombiMatrix group believes that it is not subject to any material market risk exposure.

         At December 31, 2002, the CombiMatrix group had certain assets and liabilities denominated in Japanese Yen as a result of forming CombiMatrix KK. However, due to the relative insignificance of those amounts, the CombiMatrix group does not believe that it has significant exposure to foreign currency exchange rate risks. The CombiMatrix group currently does not use derivative financial instruments to mitigate this exposure. The CombiMatrix group continues to review this and may begin hedging certain foreign exchange risks through the use of currency forwards or options in future periods.

         ACACIA TECHNOLOGIES GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)

         YOU SHOULD READ THIS DISCUSSION IN CONJUNCTION WITH THE ACACIA TECHNOLOGIES GROUP, A DIVISION OF ACACIA RESEARCH CORPORATION, FINANCIAL STATEMENTS AND RELATED NOTES AND THE ACACIA RESEARCH CORPORATION CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES, BOTH INCLUDED ELSEWHERE HEREIN. HISTORICAL RESULTS AND PERCENTAGE RELATIONSHIPS ARE NOT NECESSARILY INDICATIVE OF OPERATING RESULTS FOR ANY FUTURE PERIODS.

GENERAL

         The Acacia Technologies group, a division of Acacia Research Corporation, is comprised primarily of Acacia Research Corporation's wholly owned media technology subsidiaries Acacia Media Technologies and Soundview Technologies and also includes all other related corporate assets and liabilities and related transactions of Acacia Research Corporation that are attributed to its media technology businesses.

         Although the AR-Acacia Technologies stock is intended to reflect the separate performance of the respective division of Acacia Research Corporation, rather than the performance of Acacia Research Corporation as a whole, the Acacia Technologies group is not a separate legal entity. Holders of the AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, they continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of Acacia Research Corporation's businesses, assets and liabilities. The assets Acacia Research Corporation attributes to the Acacia Technologies group could be subject to the liabilities of the CombiMatrix group.

         The Acacia Technologies group owns and is developing a portfolio of U.S. and international pioneering patents covering the transmission and receipt of digital content. These transmission and receiving systems are commonly referred to as audio-on-demand, video-on-demand, and audio/video streaming. Acacia Media Technologies calls its proprietary technology Digital Media Transmission, or "DMT" technology. The Acacia Technologies group also owns a patent for a system that screens television content by content rating code, commonly referred to as V-chip technology. The system, which uses the audio and video blanking interval in conjunction with rating codes which are transmitted with television programming, was approved by the Federal Communication Commission or FCC and adopted by television manufacturers as the industry standard in response to the U.S. Telecommunications Act of 1996. The Acacia Technologies group is responsible for the development, licensing and protection of its intellectual property and proprietary technologies. The Acacia Technologies group continues to pursue both licensing and strategic business alliances with leading companies in the rapidly growing media technologies industry.

         The Acacia Technologies group's operating activities were highlighted by the execution of a license agreement for its television V-chip technology to Loewe Opta GmbH for a payment of $43,000, the continued building of its executive management team, including the hiring of key media technology and intellectual property industry experts that will be responsible for the development, licensing and protection of the Acacia Technologies group's intellectual property and proprietary technologies, as well as the pursuit of both licensing and strategic business alliances with leading companies in the growing media technologies industry. In addition, in 2002, the Acacia Technologies group increased legal and third party consulting activities related to its ongoing DMT patent marketing and commercialization efforts, including patent claims construction, patent prosecution and related research and engineering costs.

         In 2001, the Acacia Technologies group's financial condition and cash flows were highlighted by the receipt of $25.6 million in payments from the licensing of the Acacia Technologies group's television V-chip technology, Acacia Research Corporation's completion of a private equity financing raising gross proceeds of $19.0 million which was allocated to the Acacia Technologies group and Acacia Research Corporation's acquisition of the minority interests in Soundview Technologies in June 2001 and Acacia Media Technologies Corporation in November 2001. In 2000, the Acacia Technologies group's financial condition and cash flows were highlighted primarily by Acacia Research Corporation's completion of a private equity financing raising gross proceeds of $23.7 million, the receipt of $14.8 million from the redemption of warrants issued in connection with a December 1999 private equity financing, both of which were allocated to the Acacia Technologies group, and the general expansion of operations, including an increase in business development expenses as the Acacia Technologies group explored new business opportunities. In the following discussion and analysis, the period-to-period comparisons must be viewed in light of the impact that the acquisition and disposition of securities of various business interests has had on the Acacia Technologies group's financial condition and results of operations.

ACACIA TECHNOLOGIES GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)

RESULTS OF OPERATIONS (IN THOUSANDS)                      2002        2001        2000
                                                        ---------   ---------   ---------

Net revenues ........................................   $     43    $ 24,180    $     40
Research and development expenses ...................         --          --         (52)
Marketing, general and administrative expenses ......     (6,883)     (4,853)     (9,186)
Non-cash stock compensation expenses - marketing,
     general and administrative .....................        (19)       (856)       (709)
Legal expenses-patents ..............................     (1,415)    (11,121)        (72)
Amortization of patents and goodwill ................     (1,591)     (1,492)     (1,611)
Loss on disposal of subsidiaries ....................         --          --      (1,016)
Other (expense) income, net .........................     (3,503)      2,111      (2,897)
Benefit (provision) for income taxes ................        710        (935)         (6)
Minority interests ..................................        104      (1,277)        866
Loss from discontinued operations of Soundbreak.com..       (200)         --      (9,554)
                                                        ---------   ---------   ---------
Division net (loss) income ..........................   $(12,754)   $  5,757    $(24,197)
                                                        =========   =========   =========


2002 COMPARED TO 2001

         LICENSE FEE INCOME. In 2002, license fee income was $43,000, as compared to $24.2 million in 2001. During 2002, Soundview Technologies executed a license agreement with Loewe Opta GmbH, a manufacturer of televisions sold under the Loewe brand name. License fee income for 2001 includes license fees received from eleven television manufacturers with whom we executed separate settlement and/or license agreements during 2001 and in December 2000. Pursuant to the terms of the respective settlement and/or license agreements with each of the television manufacturers, Soundview Technologies received one-time license fee payments in exchange for the grant of non-exclusive licenses for its patented V-chip technology to each of the respective manufacturers.

         The Acacia Technologies group has generated substantially all of its revenues from licensing the patented V-chip technology to television manufacturers. Acacia Technologies group's patent on the V-chip technology expires in July 2003. However, depending on the outcome of ongoing licensing efforts and related infringement actions, the Acacia Technologies group may continue to collect license fees on televisions sold in the United States during the patent term, subsequent to the July 2003 patent expiration date. The Acacia Technologies group is beginning to market its digital media transmission technology and is looking to acquire other technologies. Acacia Technologies group's digital media transmission patent portfolio expires in 2011 in the U.S. and in 2012 in international markets. The eventual licensing and sale of these technologies is intended to replace the revenue generated by licensing the V-chip technology. If we do not succeed in acquiring such technologies or are unable to commercially license our existing and future technologies, our financial condition may be adversely impacted.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. In 2002, marketing, general and administrative expense was $6.9 million, as compared to $4.9 million in 2001. The increase is primarily due to increased costs incurred related to Acacia Technologies group's ongoing patent marketing and commercialization efforts, including increased personnel costs relating to the hiring of key executives, and consulting costs related to its ongoing DMT patent marketing and commercialization efforts, including related research and engineering costs.

         Included in marketing, general and administrative expenses are allocated corporate charges of $4.9 million and $4.6 million for 2002 and 2001, respectively. See "Critical Accounting Policies" for a description of the management allocation policies implemented.

         LEGAL EXPENSES - PATENTS. In 2002, patent related legal expenses were $1.4 million, as compared to $11.1 million in 2001. The decrease is primarily due to a decrease in legal expenses related to Soundview Technologies' V-chip patent licensing and related infringement settlements. Legal fees related to the license fee agreements executed with television manufacturers are generally incurred on a contingency basis, based on license fee payments received. The decrease in V-chip related legal fees was partially offset by $1.0 million in legal fees incurred in connection with ongoing DMT patent marketing and commercialization efforts, including patent claims construction, patent prosecution and related research costs.

         AMORTIZATION OF PATENTS AND GOODWILL. In 2002, amortization expense was $1.6 million, as compared to $1.5 million in 2001. Amortization expense relating to patents and goodwill in 2001 includes $0.2 million of goodwill amortization expense. Effective January 1, 2002, pursuant to SFAS No. 142, goodwill is required to be tested for impairment at least annually and written off when determined to be impaired, rather than being amortized as previous standards required. The reduction in goodwill amortization was offset by an increase in patent amortization related to the increase in Acacia Research Corporation's ownership interest in Acacia Media Technologies Corporation from 33% to 100% through the purchase of the ownership interest of Acacia Media Technologies Corporation's other member in November 2001. As a result of the purchase, additional patent amortization of $0.5 million will be recorded on an annual basis over the related patents' economic useful lives (approximately 10 years) related to the intangibles identified in connection with the application of the purchase method of accounting.

         OTHER (EXPENSE) INCOME, NET. In 2002, other expense, net (primarily comprised of an impairment charge on our cost method investment, interest income, realized and unrealized gains and losses on trading securities, equity in losses of affiliate and other) was $3.5 million, as compared to $2.1 million in net other income in 2001.

                  IMPAIRMENT OF COST METHOD INVESTMENT. In September 2002, we recorded an impairment charge of $2.7 million for an other-than-temporary decline in the fair value of our cost method investment. Impairment indicators included recurring losses, a decline in working capital and the completion of a recent equity transaction with a shareholder at an amount below our carrying value. The fair value of our cost method investment was determined by reference to available financial and market information.

                  INTEREST INCOME. In 2002, interest income was $0.6 million, as compared to $1.6 million in 2001. The decrease in interest income during 2002 was primarily due a decrease in cash balances related to net operating cash outflows and the impact of a decrease in interest rates on our short-term investments resulting from sharp interest rate cuts by the Federal Open Market Committee and other external economic factors negatively impacting rates of return on short-term investments occurring during late 2001 and continuing in 2002.

                  REALIZED (LOSSES) GAINS ON SHORT-TERM INVESTMENTS. In 2002, net realized losses on short-term investments was $1.2 million, as compared to $0.4 million in net realized gains on short-term investments in 2001. The increase in realized losses on short-term investments during 2002 was due to realized losses recorded on certain trading securities during 2002.

                  UNREALIZED (LOSSES) GAINS ON SHORT-TERM INVESTMENTS. In 2002, net unrealized losses were $0.2 million, as compared to $0.2 million in net unrealized gains in 2001. Net unrealized losses in 2002 are due to the sale of the balance of our trading securities during 2002.

                  EQUITY IN LOSSES OF AFFILIATE. In 2002, equity in losses of affiliate was zero, as compared to $0.2 million in 2001. Equity in losses of affiliate during 2001 was comprised of losses recorded for our equity investment in Acacia Media Technologies Corporation. As of December 31, 2001, the Acacia Technologies group no longer accounts for any investments under the equity method.

         (BENEFIT) PROVISION FOR INCOME TAXES. In 2002, the income tax benefit was $0.7 million, as compared to a tax provision of $0.9 million in 2001. The Acacia Technologies group had tax losses in 2002, as compared to 2001, which had taxable income relating principally to license income generated by Soundview Technologies. The 2002 income tax benefit relates principally to differences between the 2001 provision and Acacia Research Corporation's final 2001 return filed in September 2002, and is the result of additional deductions against Soundview Technologies taxable income and the reversal of deferred tax liabilities related to the amortization of identifiable intangible assets related to Acacia Research Corporation's acquisition of 100% of Acacia Media Technologies in 2001.

         MINORITY INTERESTS. In 2002, minority interests in the losses of consolidated subsidiaries was $104,000, as compared to $1.3 million in minority interests in income of consolidated subsidiaries in 2001. Minority interests in the losses of consolidated subsidiaries in 2002 was comprised of minority interests in the net losses of the Acacia Technologies group's investment limited partnership totaling $104,000. Minority interests in the net income of consolidated subsidiaries in 2001 was comprised primarily of $1.3 million of minority interests in the net income of Soundview Technologies recorded prior to the increase in Acacia Research Corporation's ownership interest in Soundview Technologies to 100% in June 2001.

         DISCONTINUED OPERATIONS. On February 13, 2001, the board of directors of Soundbreak.com resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of the company. Accordingly, the Acacia Technologies group reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in the statement of operations in 2000. In September 2002, the Acacia Technologies group accrued an additional $0.5 million ($0.2 million after minority interests) in estimated costs to be incurred in connection with the disposal of Soundbreak.com. The additional accrual relates primarily to certain non-cancelable lease obligations and the inability to sublease the related office space at rates commensurate with existing obligations.


2001 COMPARED TO 2000

         LICENSE FEE INCOME. In 2001, license fee income was $24.2 million, as compared to zero in 2000. The increase for 2001 resulted primarily from the settlement of patent infringement litigation brought by Soundview Technologies and includes one-time license fees in exchange for the grant of V-chip patent licenses, received from eleven of the twelve television manufacturers with whom Soundview Technologies executed separate settlement and/or license agreements during 2001 and 2000. Pursuant to the terms of the respective settlement and license agreements with each of the television manufacturers, Soundview Technologies granted to such manufacturers, non-exclusive licenses for its U.S. Patent No. 4,554,584.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The Acacia Technologies group incurred marketing, general and administrative expenses of $5.7 million in 2001, as compared to $9.9 million in 2000. These costs consist primarily of salaries and related expenses for executive, financial and other administrative personnel, travel and meals, recruitment and relocation, professional services, investor relations, insurance, facilities costs and other corporate expenses. Management expects marketing, general and administrative expenses to increase in the future to support the execution of the Acacia Technologies group's business strategies.

         Marketing, general and administrative expenses included $0.9 million and $0.7 million of non-cash stock compensation charges for 2001 and 2000, respectively. Included in the marketing, general and administrative expenses of the Acacia Technologies group are allocated corporate charges of $4.6 million and $7.7 million in 2001 and 2000, respectively. See "Critical Accounting Policies" for a description of the management allocation policies implemented.

         LEGAL EXPENSE - PATENTS. In 2001, legal expense was $11.1 million, as compared to $72,000 in 2000. The increase in 2001 was due to approximately $11.0 million of legal costs incurred in connection with the execution of Soundview Technologies' V-chip license and settlement agreements with eleven television manufacturers during 2001. Legal fees incurred in connection with the Acacia Technologies group's V-chip licensing arrangements are generally incurred on a contingency basis and include legal costs incurred in connection with the negotiation of license agreements, drafting of legal documents, discovery and certain other legal expenses.

         AMORTIZATION OF PATENTS AND GOODWILL. In 2001, amortization expense relating to patents and goodwill was $1.5 million, as compared to $1.6 million in 2000. As a result of the purchase of additional equity securities in various subsidiaries, the Acacia Technologies group is incurring amortization expense for periods ranging from three to five years relating to the intangible assets acquired.

         LOSS ON DISPOSAL OF CONSOLIDATED SUBSIDIARIES. In 2001, loss on disposal of consolidated subsidiaries was zero, as compared to $1.0 million in 2000. In the fourth quarter of 2000, the Acacia Technologies group recorded $1.0 million in write-offs of early stage investments.

         OTHER INCOME (EXPENSE), NET. In 2001, other income, net was $2.1 million (primarily comprised of interest income, realized and unrealized gains and losses on trading securities, equity in losses of affiliates and other), as compared to $2.9 million of net other expense in 2000.

                  INTEREST INCOME. In 2001, interest income was $1.6 million, as compared to $1.4 million in 2000. The increase during 2001 was due to higher cash balances during 2001 as compared to 2000, resulting from various private equity financings and the receipt of significant license fee payments by Soundview Technologies during the year. The increase was partially offset by the impact of a decrease in interest rates on short-term investments related to sharp interest rate cuts by the Federal Open Market Committee and other external economic factors negatively impacting rates of return on short-term investments occurring during the third and fourth quarters of 2001.

                  REALIZED GAINS ON SHORT-TERM INVESTMENTS. In 2001, net realized gains on short-term investments were $0.4 million, as compared to zero in 2000. The increase during 2001 was due to realized gains recorded on short-term investments classified as trading securities during 2001. In 2000, the Acacia Technologies group did not classify any investments as trading securities.

                  UNREALIZED GAINS ON SHORT-TERM INVESTMENTS. In 2001, net unrealized gains were $0.2 million, as compared to zero in 2000. The increase is due to the investment in equity securities during 2001 classified as trading securities under SFAS No. 115. Pursuant to SFAS No. 115, unrealized gains and losses on trading securities are recorded in the statement of operations. In 2000, all of the Acacia Technologies group's short-term investments were classified as available-for-sale.

                  EQUITY IN LOSSES OF AFFILIATES. In 2001, equity in losses of affiliates was $0.2 million, as compared to $1.7 million in 2000. Losses during 2001 were comprised of a loss of $0.2 million for Acacia Research Corporation's investment in Acacia Media Technologies, as determined by the equity method of accounting through November 1, 2001. Acacia Research Corporation increased its ownership percentage in Acacia Media Technologies to 100% on November 1, 2001. Losses during 2000 were comprised of a loss of $0.3 million, $0.2 million, $143,000 and $1.1 million for Acacia Research Corporation's investments in Signature-mail.com, Acacia Media Technologies, Whitewing Labs and Mediaconnex, respectively, as determined by the equity method of accounting. Acacia Research Corporation wrote-off its equity investments in Signature-mail.com, Whitewing Labs and Mediaconnex, as of December 31, 2000.

         PROVISION FOR INCOME TAXES. In 2001, the provision for income taxes was $0.9 million, as compared to $6,000 in 2000. The increase in 2001 was primarily due to a significant increase in taxable income generated by Soundview Technologies related to its patent infringement settlement and patent licensing activities as compared to the 2000 period.

         DISCONTINUED OPERATIONS. On February 13, 2001, the board of directors of Soundbreak.com resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of the company. Accordingly, the Acacia Technologies group reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in its statement of operations. Discontinued operations of Soundbreak.com included $7.4 million of loss from discontinued operations in 2000 and $2.1 million of accrued expenses in connection with its cessation of operations.

INFLATION

         Inflation has not had a significant impact on the Acacia Technologies group in the current or previous periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Acacia Technologies group's cash and cash equivalents and short-term investments totaled $39.8 million at December 31, 2002 compared to $51.2 million at December 31, 2001. Working capital at December 31, 2002 was $36.5 million compared to $47.6 million at December 31, 2001.

         Net cash (used in) provided by continuing operating activities in 2002 was ($3.5) million compared to $6.8 million in 2001. The decrease was primarily due to a decrease in V-chip license fee income in 2002 compared to 2001, offset by net sales of trading securities in 2002 of $4.1 million compared to net purchases of trading securities of $4.1 million in 2001. The V-chip patent expires in July 2003. The Acacia Technologies group will not be able to collect royalties for televisions containing V-chip technology sold after the expiration of the patent, but it may still collect revenues from the sale of such televisions in the U.S. before the expiration date.

         Net cash flows used in continuing investing activities decreased to $0.6 million in 2002 compared to $5.9 million in 2001 as a result of a reduction in investments in majority-owned subsidiaries of $0.4 million in 2002 compared to $5.9 million in 2001.

         Net cash (outflows) inflows attributed to the Acacia Technologies group from financing activities was ($2.0) million in 2002 compared to $18.7 million in 2001. Net cash outflows attributed to the Acacia Technologies group in 2002 primarily related to $1.8 million in allocated corporate and acquisition costs to the CombiMatrix group as compared to $1.1 million in 2001. Net cash attributed to the Acacia Technologies group in 2001 relates primarily to $19.6 million in proceeds from the sale of Acacia Research Corporation securities allocated to the Acacia Technologies group.

         At December 31, 2000, the Acacia Technologies group's cash and cash equivalents and short-term investments totaled $29.6 million and working capital totaled $24.9 million. During 2000, cash used in continuing operations of $9.2 million was offset by approximately $20.9 million in proceeds from the sale of Acacia Research Corporation securities allocated to the Acacia Technologies group.

         The Acacia Technologies group has no commitments for capital expenditures in 2002. The Acacia Technologies group's minimum rental commitments on operating leases related to continuing operations total $1.4 million through February 2007 (excluding any allocated rent expenses). The Acacia Technologies group has no committed lines of credit or other committed funding and no long-term debt. The Acacia Technologies group believes that its cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements for the foreseeable future.


RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 2 to the Acacia Technologies group financial statements included elsewhere herein.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Acacia Technologies group's exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by United States corporations, institutional money market funds and other money market instruments. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income received without significantly increasing risk. To minimize risk, we maintain a portfolio of cash, cash equivalents and short-term investments in a variety of investment-grade securities and with a variety of issuers, including U.S. government and corporate notes and bonds, commercial paper and money market instruments. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments.

                                  RISK FACTORS

         AN INVESTMENT IN OUR STOCK INVOLVES A NUMBER OF RISKS. BEFORE MAKING A DECISION TO PURCHASE OUR SECURITIES, YOU SHOULD CAREFULLY CONSIDER ALL OF THE RISKS DESCRIBED IN THIS ANNUAL REPORT. IF ANY OF THE RISKS DISCUSSED IN THIS ANNUAL REPORT ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IF THIS WERE TO OCCUR, THE TRADING PRICE OF OUR SECURITIES COULD DECLINE SIGNIFICANTLY AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

                                  GENERAL RISKS

THE CONTINUING WORLDWIDE ECONOMIC SLOWDOWN AND RELATED UNCERTAINTIES MAY CONTINUE TO ADVERSELY IMPACT OUR REVENUES AND OPERATING RESULTS.

         Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the technology and biotechnology and related industries, and recent international conflicts and terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions. We cannot predict the timing, strength and duration of any economic recovery in our industries. In addition, the events of September 11, 2001 and subsequent international conflicts and terrorist acts can be expected to place further pressure on economic conditions in the United States and worldwide. These conditions make it extremely difficult for us to accurately forecast and plan future business activities. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

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

         We cannot assure you that our subsidiary companies will be able to market any product or service on a large commercial scale, that our subsidiary companies will ever achieve or maintain profitable operations or that they, or we, will be able to remain in business.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         We have sustained substantial losses since our inception resulting in an accumulated deficit of $159.0 million (including a reclassification of accumulated deficit in the amount of $21.7 million to permanent capital representing the fair value of the ten percent (10%) stock dividend paid in
2001) on a consolidated basis, including operating losses of $80.3 million and $43.2 million in 2002 and 2001, respectively. We may never become profitable or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

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

BECAUSE CERTAIN OF OUR SUBSIDIARY COMPANIES MAY NOT GENERATE ANY SIGNIFICANT REVENUES, AND OPERATING RESULTS FROM OUR SUBSIDIARY COMPANIES MAY FLUCTUATE SIGNIFICANTLY, OUR OWN OPERATING RESULTS MAY BE NEGATIVELY AFFECTED.

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

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

         As of December 31, 2002, we had cash and short-term investments of $54.7 million on our consolidated financial statements.

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

         Our success depends in part upon the continued service of our executive officers, particularly Paul R. Ryan, our Chairman and Chief Executive Officer, Robert L. Harris, II, our President and Dr. Amit Kumar, President and Chief Executive Officer of CombiMatrix Corporation. Neither Mr. Ryan, Mr. Harris nor Dr. Kumar has an employment or non-competition agreement with us. The loss of any of these key individuals would be detrimental to our ongoing operations and prospects.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE CANNOT ASSURE THAT OUR OPERATIONS WILL BE PROFITABLE.

         We commenced operations in 1993 and, accordingly, have a limited operating history. In addition, certain of our subsidiary companies are in the early stages of development and or operations and have limited operating histories. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies with such limited operating histories. Since we have a limited operating history, we cannot assure you that our operations will be profitable or that we will generate sufficient revenues to meet our expenditures and support our activities.

         During the fiscal year ended December 31, 2002, we had an operating loss of approximately $80.3 million and a net loss of approximately $59.0 million. If we continue to incur operating losses, we may not have enough money to expand our business and our subsidiary companies' businesses in the future.

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

DELAWARE LAW AND OUR CHARTER DOCUMENTS CONTAIN PROVISIONS THAT COULD DISCOURAGE OR PREVENT A POTENTIAL TAKEOVER OF ACACIA RESEARCH CORPORATION THAT MIGHT OTHERWISE RESULT IN OUR STOCKHOLDERS RECEIVING A PREMIUM OVER THE MARKET PRICE OF THEIR SHARES.

         Provisions of Delaware law and our certificate of incorporation and bylaws could make more difficult the acquisition of Acacia Research Corporation by means of a tender offer, proxy contest or otherwise, and the removal of incumbent officers and directors. These provisions include:

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

 RISKS RELATING TO A CAPITAL STRUCTURE WITH TWO SEPARATE CLASSES OF COMMON STOCK


HOLDERS OF BOTH CLASSES OF STOCK ARE STOCKHOLDERS OF ONE COMPANY, AND THE FINANCIAL PERFORMANCE OF ONE GROUP COULD AFFECT THE OTHER, THUS EXPOSING THE HOLDERS OF EACH GROUP'S STOCK TO THE RISKS OF AN INVESTMENT IN THE ENTIRE COMPANY.

         Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock are stockholders of a single company. The CombiMatrix group and the Acacia Technologies group are not separate legal entities. As a result, stockholders will continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of our businesses, assets and liabilities. The issuance of the AR-CombiMatrix stock and the AR-Acacia Technologies stock and the allocation of assets and liabilities and stockholders' equity between the CombiMatrix group and the Acacia Technologies group did not result in a distribution or spin-off to stockholders of any of our assets or liabilities and did not affect ownership of our assets or responsibility for our liabilities or those of our subsidiaries. The assets we attribute to one group could be subject to the liabilities of the other group, whether such liabilities arise from lawsuits, contracts or indebtedness that we attribute to the other group. If we are unable to satisfy one group's liabilities out of the assets we attribute to it, we may be required to satisfy those liabilities with assets we have attributed to the other group.

         Financial effects from one group that affect our consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the common stock relating to the other group. In addition, net losses of either group and dividends or distributions on, or repurchases of, either class of common stock will reduce the funds we can pay as dividends on each class of common stock under Delaware law. For these reasons, you should read our consolidated financial information with the financial information we provide for each group.

THE HOLDERS OF AR-COMBIMATRIX STOCK AND THE HOLDERS OF AR-ACACIA TECHNOLOGIES STOCK HAVE ONLY LIMITED SEPARATE STOCKHOLDER RIGHTS.

         Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock have the rights customarily held by common stockholders. They also have these specific rights related to their corresponding group:

         o        certain rights with regard to dividends and liquidation;

         o requirements for a mandatory dividend, redemption or conversion upon the disposition of all or substantially all of the assets of their corresponding group; and

         o a right to vote on matters as a separate voting class in the limited circumstances provided under Delaware law, by stock exchange rules or as determined by our board of directors (such as an amendment of our certificate of incorporation that changes the rights, privileges or preferences of the class of stock held by such stockholder).

         We will not hold separate stockholder meetings for holders of AR-CombiMatrix stock and AR-Acacia Technologies stock.

THE HOLDERS OF AR-COMBIMATRIX STOCK AND THE HOLDERS OF AR-ACACIA TECHNOLOGIES STOCK WILL HAVE CERTAIN LIMITS ON THEIR RESPECTIVE VOTING POWERS.

         GROUP COMMON STOCK WITH A MAJORITY OF VOTING POWER CAN CONTROL VOTING OUTCOMES.

         The holders of AR-CombiMatrix stock and AR-Acacia Technologies stock will vote together as a single class, except in limited circumstances. If a separate vote on a matter by the holders of either the AR-CombiMatrix stock or the AR-Acacia Technologies stock is not required under Delaware law or by stock exchange rules, and if our board of directors does not require a separate vote, either class of common stock that is entitled to more than the number of votes required to approve such matter could control the outcome of such vote - even if the matter involves a divergence or conflict of the interests between the holders of the AR-CombiMatrix stock and the AR-Acacia Technologies stock. In addition, if the holders of common stock having a majority of the voting power of all shares of common stock outstanding approve a merger, the terms of which did not require separate class voting under stock exchange rules, then the merger could be consummated -- even if the holders of a majority of either class of common stock were to vote against the merger.

         GROUP COMMON STOCK WITH LESS THAN MAJORITY VOTING POWER CAN BLOCK ACTION IF A CLASS VOTE IS REQUIRED.

         If Delaware law, stock exchange rules or our board of directors requires a separate vote on a matter by the holders of either the AR-CombiMatrix stock or the AR-Acacia Technologies stock, such as a proposal to amend the terms of one class of stock, those holders could prevent approval of the matter, even if the holders of a majority of the total number of votes cast or entitled to be cast, voting together as a class, were to vote in favor of it.

         HOLDERS OF ONLY ONE CLASS OF COMMON STOCK CANNOT ENSURE THAT THEIR VOTING POWER WILL BE SUFFICIENT TO PROTECT THEIR INTERESTS.

         Since the relative voting power per share of AR-CombiMatrix stock and AR-Acacia Technologies stock will fluctuate based on the market values of the two classes of common stock, the relative voting power of a class of common stock could decrease. As a result, holders of shares of only one of the two classes of common stock cannot ensure that their voting power will be sufficient to protect their interests.

OUR RESTATED CERTIFICATE OF INCORPORATION MAY BE AMENDED TO INCREASE OR DECREASE THE AUTHORIZED SHARES OF EITHER CLASS OF COMMON STOCK WITHOUT THE APPROVAL OF EACH CLASS VOTING SEPARATELY.

         Our restated certificate of incorporation provides that an amendment to the restated certificate to increase or decrease the number of authorized shares of either class of common stock will require the approval of the holders of a majority of the voting power of all shares of common stock, voting together as a single class, and will not require the approval of each class of stock voting as a separate class. Accordingly, if the holders of one class of common stock hold a majority of the voting power of all shares of common stock, then that majority could approve an amendment to the restated articles to increase or decrease the authorized shares of stock of either class without the approval of the holders of the minority class of stock.

STOCKHOLDERS MAY NOT HAVE ANY REMEDIES FOR BREACH OF FIDUCIARY DUTIES IF ANY ACTION BY OUR DIRECTORS OR OFFICERS HAS A DISADVANTAGEOUS EFFECT ON EITHER CLASS OF COMMON STOCK.

         Stockholders may not have any remedies if any action or decision of our directors and officers has a disadvantageous effect on either class of common stock compared to the other class of common stock. We are not aware of any legal precedent under Delaware law involving the fiduciary duties of directors and officers of corporations having two classes of common stock, or separate classes or series of capital stock, the rights of which, like the AR-CombiMatrix stock and AR-Acacia Technologies stock, are defined by reference to separate businesses of the corporation.

         Principles of Delaware law established in cases involving differing treatment of two classes of capital stock or two groups of holders of the same class of capital stock provide that a board of directors owes an equal duty to all stockholders regardless of class or series. Under these principles of Delaware law and the related principle known as the "business judgment rule," absent abuse of discretion, a good faith business decision made by a disinterested and adequately informed board of directors, board of directors' committee or officer with respect to any matter having different effects on holders of AR-CombiMatrix stock and holders of AR-Acacia Technologies stock would be a defense to any challenge to such determination made by or on behalf of the holders of either class of common stock.

         As of March 21, 2003, our executive officers, directors and their affiliates beneficially owned approximately 5.1% of the outstanding AR-CombiMatrix stock and 8.8% of the outstanding AR-Acacia Technologies stock.

NUMEROUS POTENTIAL CONFLICTS OF INTERESTS EXIST BETWEEN THE AR-COMBIMATRIX STOCK AND THE AR-ACACIA TECHNOLOGIES STOCK WHICH MAY BE DIFFICULT TO RESOLVE BY OUR BOARD OR WHICH MAY BE RESOLVED ADVERSELY TO ONE OF THE CLASSES.

         The existence of separate classes of common stock could give rise to occasions when the interests of the holders of AR-CombiMatrix stock and AR-Acacia Technologies stock diverge or conflict. Examples include determinations by our directors or officers to:

         o pay or omit the payment of dividends on AR-CombiMatrix stock or AR-Acacia Technologies stock;

         o allocate consideration to be received by holders of each of the classes of common stock in connection with a merger or consolidation involving Acacia Research Corporation;

         o        convert one class of common stock into shares of the other;

         o        approve certain dispositions of the assets of either group;

         o allocate the proceeds of future issuances of our stock either to the Acacia Technologies group or the CombiMatrix group;

         o        allocate corporate opportunities between the groups; and

         o make other operational and financial decisions with respect to one group that could be considered detrimental to the other group.

         When making decisions with regard to matters that create potential diverging or conflicting interests, our directors and officers will act in accordance with their fiduciary duties, the terms of the restated certificate of incorporation, and, to the extent applicable, the management and allocation policies described herein.

         THE PERFORMANCE OF ONE GROUP OR THE DIVIDENDS PAID TO ONE GROUP MAY ADVERSELY AFFECT THE DIVIDENDS AVAILABLE FOR THE OTHER GROUP.

         Our board of directors currently has no intention to pay dividends on the AR-CombiMatrix stock or the AR-Acacia Technologies stock. Determinations as to future dividends on the AR-CombiMatrix stock and the AR-Acacia Technologies stock will be based primarily on the financial condition, results of operations and business requirements of the relevant group and Acacia Research Corporation as a whole. Subject to the limitations referred to below, our board of directors has the authority to declare and pay dividends on the AR-CombiMatrix stock and the AR-Acacia Technologies stock in any amount and could, in its sole discretion, declare and pay dividends exclusively on the AR-CombiMatrix stock, exclusively on the AR-Acacia Technologies stock, or on both, in equal or unequal amounts. Our board of directors will not be required to consider the amount of dividends previously declared on each class, the respective voting or liquidation rights of each class or any other factor.

         The performance of one group may cause our board of directors to pay more or less dividends on the common stock relating to the other group than if that other group was a stand-alone company. In addition, Delaware law and the new certificate of incorporation impose limitations on the amount of dividends which may be paid on each class of common stock.

         PROCEEDS OF MERGERS OR CONSOLIDATIONS MAY BE ALLOCATED UNFAVORABLY.

         Our restated certificate of incorporation does not contain any provisions governing how consideration to be received by holders of common stock in connection with a merger or consolidation involving Acacia Research Corporation is to be allocated among holders of each class of common stock. Our board of directors will determine the percentage of the consideration to be allocated to holders of each class of common stock in any such transaction. Such percentage may be materially more or less than that which might have been allocated to such holders had our board of directors chosen a different method of allocation.

         HOLDERS OF EITHER CLASS OF COMMON STOCK MAY BE ADVERSELY AFFECTED BY A CONVERSION OF GROUP COMMON STOCK.

         Our board of directors could, in its sole discretion and without stockholder approval, determine to convert shares of AR-Acacia Technologies stock into shares of AR-CombiMatrix stock, or vice versa, at a time when either or both classes of common stock may be considered to be overvalued or undervalued. Any such conversion would dilute the interests in Acacia Research Corporation of the holders of the class of common stock being issued in the conversion. It could also give holders of shares of the class of common stock converted a greater or lesser premium than any premium that might be paid by a third-party buyer of all or substantially all of the assets of the group whose stock is converted.

         HOLDERS OF EITHER CLASS OF COMMON STOCK COULD BE ADVERSELY AFFECTED BY A DISPOSITION OF THE ASSETS ALLOCATED TO THEIR RESPECTIVE GROUPS.

         Our board of directors could, in its sole discretion and without stockholder approval, determine to dispose of all or substantially all the assets of a group. If a disposition of group assets occurs at a time when those assets are considered undervalued, then holders of that group's stock would receive less consideration than they could have received had the assets been disposed of at a time when they had a higher value.

         PROCEEDS OF FUTURE ISSUANCES OF OUR STOCK COULD BE ALLOCATED
UNFAVORABLY.

         We may in the future issue a new class of stock, such as a class of preferred stock, or additional shares of AR-CombiMatrix stock or AR-Acacia Technologies stock. Proceeds from any future issuance of any class of stock would be allocated among the CombiMatrix or the Acacia Technologies group as determined by our board of directors. There is no requirement that the proceeds from an issuance of AR-CombiMatrix stock or AR-Acacia Technologies stock be allocated to the corresponding group. Such allocations might be materially more or less for the respective groups than what might have been allocated had our board of directors chosen a different allocation method. Also, any designated preferred class may be designed to reflect the performance of Acacia Research Corporation as a whole, rather than the performance of the CombiMatrix group or the Acacia Technologies group.

         ALLOCATION OF CORPORATE OPPORTUNITIES COULD FAVOR ONE GROUP OVER
ANOTHER.

         Our board of directors may be required to allocate corporate opportunities between the groups. In some cases, our directors could determine that a corporate opportunity, such as a business that we are acquiring, should be shared by the groups. Any such decisions could favor one group at the expense of the other.

         OTHER OPERATIONAL AND FINANCIAL DECISIONS WHICH MAY FAVOR ONE GROUP OVER THE OTHER.

         Our board of directors or our senior officers will review other operational and financial matters affecting the CombiMatrix group and the Acacia Technologies group, including the allocation of financing resources and capital, technology and know-how and corporate overhead, taxes, debt, interest and other matters. Any decision of our board of directors or our senior officers in these matters could favor one group at the expense of the other.

OUR BOARD OF DIRECTORS MAY CHANGE OUR MANAGEMENT AND ALLOCATION POLICIES WITHOUT STOCKHOLDER APPROVAL TO THE DETRIMENT OF EITHER GROUP.

         Our board of directors may modify or rescind our policies with respect to the allocation of corporate overhead, taxes, debt, interest and other matters, or may adopt additional policies, in its sole discretion without stockholder approval. However, our board of directors has no present intention to do so. A decision to modify or rescind these policies, or adopt additional policies could have different effects on holders of either class of common stock or could result in a benefit or detriment to one class of stockholders compared to the other class. Our board of directors will make any such decision in accordance with its good faith business judgment that the decision is in the best interests of Acacia Research Corporation and all of our stockholders as a whole.

EITHER GROUP MAY FINANCE THE OTHER GROUP ON TERMS UNFAVORABLE TO ONE OF THE GROUPS.

         We may transfer cash and other property between groups to finance their business activities. The group providing the financing will be subject to the risks relating to the group receiving the financing. We will account for those transfers generally as a short-term or long-term loan between groups or as a repayment of a previous borrowing.

THERE ARE LIMITS ON THE CONSIDERATION WHICH MAY BE RECEIVED BY THE STOCKHOLDERS IN THE EVENT OF THE DISPOSITION OF ASSETS OF A GROUP.

         Our restated certificate of incorporation provides that if a disposition of all or substantially all of the properties and assets of either group occurs, we must, subject to certain exceptions:

         o distribute through a dividend or redemption to holders of the class of common stock relating to such group an amount equal to the net proceeds of such disposition; or

         o convert at a 10% premium such common stock into shares of the class of common stock relating to the other group.

         If the group subject to the disposition were a separate, independent company and its shares were acquired by another person, certain costs of that disposition, including corporate level taxes, might not be payable in connection with that acquisition. As a result, stockholders of the separate, independent company might receive a greater amount than the net proceeds that would be received by holders of the class of common stock relating to that group if the assets of such group were sold. In addition, we cannot assure you that the net proceeds per share of the common stock relating to that group will be equal to or more than the market value per share of such common stock prior to or after announcement of a disposition.

         The term "substantially all of the properties and assets" of a group is subject to potentially conflicting interpretations. Resolution of such a dispute could adversely impact the holders of either the class of common stock related to the assets being disposed or the holders of the other class because the consideration, if any, to be received by the holders of the class related to the disposed assets may depend on whether the disposition involved "substantially all" of the properties and assets of that class.

HOLDERS OF EITHER CLASS OF COMMON STOCK MAY BE ADVERSELY AFFECTED BY A REDEMPTION OF THEIR COMMON STOCK.

         We are entitled to redeem the outstanding common stock relating to a group when all or substantially all of that group's assets are sold. We can redeem the assets for cash, securities, a combination of cash and securities or other property at fair value. A disposition-related redemption could occur when the assets being disposed of are considered undervalued. If that is the case, the holders of our common stock related to that group would receive less consideration for their shares than they may deem reasonable.

         We can also redeem on a pro rata basis all of the outstanding shares of a group's common stock for shares of the common stock of one or more of our wholly owned subsidiaries. If this were to occur, the holders of the redeemed class of common stock would no longer have stockholder voting rights in Acacia

Research Corporation or any other benefits to be derived from holding a class of stock in Acacia Research Corporation. In addition, if the outstanding shares of a class of our common stock are redeemed for shares that are not publicly traded, the holders of such redeemed stock will no longer be able to publicly trade their shares and accordingly their investment will be substantially less liquid.

OUR CAPITAL STRUCTURE AND THE VARIABLE VOTE PER SHARE COULD ENABLE A POTENTIAL ACQUIRER TO TAKE CONTROL OF ACACIA RESEARCH CORPORATION THROUGH THE ACQUISITION OF ONLY ONE OF THE CLASSES OF OUR COMMON STOCK.

         A potential acquirer could acquire control of Acacia Research Corporation by acquiring shares of common stock having a majority of the voting power of all shares of common stock outstanding. Such a majority could be obtained by acquiring a sufficient number of shares of both classes of common stock or, if one class of common stock has a majority of such voting power, only shares of that class. Currently, the AR-CombiMatrix stock has a majority of the voting power. As a result, currently, it might be possible for an acquiror to obtain control of Acacia Research Corporation by purchasing only shares of AR-CombiMatrix stock.

DECISIONS BY DIRECTORS AND OFFICERS THAT AFFECT DIFFERENTLY ONE CLASS OF OUR COMMON STOCK COMPARED TO THE OTHER COULD ADVERSELY AFFECT THE MARKET VALUE OF EITHER OR BOTH OF THE CLASSES OF OUR COMMON STOCK.

         The relative voting power per share of the AR-CombiMatrix stock and the AR-Acacia Technologies stock and the number of shares of one class of common stock issuable upon the conversion of the other class of common stock will vary depending upon the relative market values of the AR-CombiMatrix stock and the AR-Acacia Technologies stock. The market value of either or both classes of common stock could be affected by market reaction to decisions by our board of directors or our management that investors perceive to affect differently one class of common stock compared to the other. These decisions could involve changes to our management and allocation policies, allocations of corporate opportunities and financing resources between groups, and changes in dividend policies.

INVESTORS MAY NOT VALUE THE AR-COMBIMATRIX STOCK AND THE AR-ACACIA TECHNOLOGIES STOCK BASED ON GROUP FINANCIAL INFORMATION AND POLICIES.

         We cannot assure you that investors will value the AR-CombiMatrix stock and the AR-Acacia Technologies stock based on the reported financial results and prospects of the separate groups or the dividend policies established by our board of directors with respect to those groups. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock will continue to be common stockholders of Acacia Research Corporation subject to all the risks associated with an investment in Acacia Research Corporation as a whole. Additionally, the separate stockholder rights related to each group are limited and relate to events that may never occur such as dividend and liquidation rights and the disposition of all or substantially all of the assets of a group. Accordingly, investors may discount the value of AR-CombiMatrix stock and AR-Acacia Technologies stock because both groups are part of a common enterprise rather than a stand-alone entity and each class of stock has limited separate stockholder rights.

HOLDERS OF AR-COMBIMATRIX STOCK AND AR-ACACIA TECHNOLOGIES STOCK MAY NOT RECEIVE A PREMIUM FROM AN INVESTOR ACQUIRING CONTROL OF THEIR RESPECTIVE CLASSES OF STOCK.

         Control of AR-CombiMatrix stock or AR-Acacia Technologies stock may not provide control of Acacia Research Corporation as a whole. Accordingly, unlike many acquisition transactions, holders of AR-CombiMatrix stock and AR-Technologies stock may not receive a controlling interest premium from an investor acquiring control of their respective classes of stock.

THERE ARE CERTAIN PROVISIONS IN OUR TWO-CLASS CAPITAL STRUCTURE THAT COULD HAVE ANTITAKEOVER EFFECTS.

         The existence of the two classes of common stock could, under certain circumstances, prevent stockholders from profiting from an increase in the market value of their shares as a result of a change in control of Acacia Research Corporation by delaying or preventing such change in control. The existence of two classes of common stock could present complexities and could, in certain circumstances, pose obstacles, financial and otherwise, to an acquiring person. We could, in the sole discretion of our board of directors and without stockholder approval, exercise the right to convert the shares of one class of common stock into shares of the other at a 10% premium over their respective average market values. This conversion could result in additional dilution to persons seeking control of Acacia Research Corporation.

         Our board of directors could issue shares of preferred stock or common stock that could be used to create voting or other impediments to discourage persons seeking to gain control of Acacia Research Corporation, and preferred stock could also be privately placed with purchasers favorable to our board of directors in opposing such action.

                     RISKS RELATING TO THE COMBIMATRIX GROUP

The risk factors beginning on this page discuss risks relating to the CombiMatrix group. Because each holder of AR-CombiMatrix stock is a holder of the common stock of one company, Acacia Research Corporation, the risks associated with the Acacia Technologies group could affect the AR-CombiMatrix stock. As such, we also urge you to read carefully the section "Risks Relating to the Acacia Technologies Group" beginning on page 78.

THE COMBIMATRIX GROUP HAS A HISTORY OF LOSSES AND EXPECTS TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         The CombiMatrix group has sustained substantial losses since its inception. The CombiMatrix group may never become profitable or if it does, it may never be able to sustain profitability. We expect the CombiMatrix group to incur significant research and development, marketing, general and administrative expenses. As a result, we expect the CombiMatrix group to incur significant losses for the foreseeable future.

THE COMBIMATRIX GROUP MAY FAIL TO MEET MARKET EXPECTATIONS BECAUSE OF FLUCTUATIONS IN ITS QUARTERLY OPERATING RESULTS, WHICH COULD CAUSE ITS STOCK PRICE TO DECLINE.

         The CombiMatrix group's revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. It is possible that in future periods the CombiMatrix group's revenues could fall below the expectations of securities analysts or investors, which could cause the market price of the AR-CombiMatrix stock to decline. The following are among the factors that could cause the CombiMatrix group's operating results to fluctuate significantly from period to period:

         o        its unpredictable revenue sources, as described below;

         o the nature, pricing and timing of the CombiMatrix group's and its competitors' products;

         o changes in the CombiMatrix group's and its competitors' research and development budgets;

         o expenses related to, and the CombiMatrix group's ability to comply with, governmental regulations of its products and processes; and

         o expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights.

         The CombiMatrix group anticipates significant fixed expenses due in part to its need to continue to invest in product development. It may be unable to adjust its expenditures if revenues in a particular period fail to meet its expectations, which would harm its operating results for that period. As a result of these fluctuations, the CombiMatrix group believes that period-to-period comparisons of the CombiMatrix group's financial results will not necessarily be meaningful, and you should not rely on these comparisons as an indication of its future performance.

THE COMBIMATRIX GROUP'S REVENUES WILL BE UNPREDICTABLE, AND THIS MAY HARM ITS FINANCIAL CONDITION.

         The amount and timing of revenues that the CombiMatrix group may realize from its business will be unpredictable because:

         o whether products are commercialized and generate revenues depends, in part, on the efforts and timing of its potential customers;

         o        its sales cycles may be lengthy; and

         o it cannot be sure as to the timing of receipt of payment for its products.

         As a result, the CombiMatrix group's revenues may vary significantly from quarter to quarter, which could make its business difficult to manage and cause its quarterly results to be below market expectations. If this happens, the price of the CombiMatrix group's common stock may decline significantly.

TECHNOLOGY COMPANY STOCK PRICES ARE ESPECIALLY VOLATILE, AND THIS VOLATILITY MAY DEPRESS THE PRICE OF THE AR-COMBIMATRIX STOCK.

         The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly biotechnology companies, has been highly volatile. We believe that various factors may cause the market price of the AR-CombiMatrix stock to fluctuate, perhaps substantially, including, among others, announcements of:

         o        its or its competitors' technological innovations;

         o developments or disputes concerning patents or proprietary rights;

         o supply, manufacturing or distribution disruptions or other similar problems;

         o proposed laws regulating participants in the biotechnology industry;

         o developments in relationships with collaborative partners or customers;

         o its failure to meet or exceed securities analysts' expectations of its financial results; or

         o a change in financial estimates or securities analysts' recommendations.

         In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If the AR-CombiMatrix stock was the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources, which could materially harm the business and financial results of the CombiMatrix group.

THE COMBIMATRIX GROUP IS DEPLOYING NEW AND UNPROVEN TECHNOLOGIES WHICH MAKES EVALUATION OF ITS BUSINESS AND PROSPECTS DIFFICULT AND IT MAY BE FORCED TO CEASE OPERATIONS IF IT DOES NOT DEVELOP COMMERCIALLY SUCCESSFUL PRODUCTS.

         The CombiMatrix group has not proven its ability to commercialize products on a large scale. In order to successfully commercialize products on a large scale, it will have to make significant investments, including investments in research and development and testing, to demonstrate their technical benefits and cost-effectiveness. Problems frequently encountered in connection with the commercialization of products using new and unproven technologies might limit its ability to develop and commercialize its products. For example, the CombiMatrix group's products may be found to be ineffective, unreliable or otherwise unsatisfactory to potential customers. The CombiMatrix group may experience unforeseen technical complications in the processes it uses to develop, manufacture, customize or receive orders for its products. These complications could materially delay or limit the use of products the CombiMatrix group attempts to commercialize, substantially increase the anticipated cost of its products or prevent it from implementing its processes at appropriate quality and scale levels, thereby causing its business to suffer.

THE COMBIMATRIX GROUP MAY NEED TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, AND IF ADDITIONAL CAPITAL IS NOT AVAILABLE ON ACCEPTABLE TERMS, THE COMBIMATRIX GROUP MAY HAVE TO CURTAIL OR CEASE OPERATIONS.

         The CombiMatrix group's future capital requirements will be substantial and will depend on many factors including how quickly it commercializes its products, the progress and scope of its collaborative and independent research and development projects, the filing, prosecution, enforcement and defense of patent claims and the need to obtain regulatory approval for certain products in the United States or elsewhere. Changes may occur that would cause the CombiMatrix group's available capital resources to be consumed significantly sooner than it expects.

         The CombiMatrix group may be unable to raise sufficient additional capital on favorable terms or at all. If it fails to do so, it may have to curtail or cease operations or enter into agreements requiring it to relinquish rights to certain technologies, products or markets because it will not have the capital necessary to exploit them.

IF THE COMBIMATRIX GROUP DOES NOT ENTER INTO SUCCESSFUL PARTNERSHIPS AND COLLABORATIONS WITH OTHER COMPANIES, IT MAY NOT BE ABLE TO FULLY DEVELOP ITS TECHNOLOGIES OR PRODUCTS, AND ITS BUSINESS WOULD BE HARMED.

         Since the CombiMatrix group does not possess all of the resources necessary to develop and commercialize products that may result from its technologies on a mass scale, it will need either to grow its sales, marketing and support group or make appropriate arrangements with strategic partners to market, sell and support its products. The CombiMatrix group believes that it will have to enter into additional strategic partnerships to develop and commercialize future products. If it does not enter into adequate agreements, or if its existing arrangements or future agreements are not successful, its ability to develop and commercialize products will be impacted negatively, and its revenues will be adversely affected.

         The current business of the CombiMatrix group is substantially dependent on its existing arrangement with Roche. The CombiMatrix group currently relies upon payments by Roche for a majority of its future revenues and expends a majority of its resources toward fulfilling its contractual obligations to Roche. Roche's primary service to the CombiMatrix group is to distribute and proliferate its technology platform. If the CombiMatrix group were to lose its relationship with Roche, the CombiMatrix group would be required to establish a distribution agreement with another partner or distribute its technology platform itself. This could prove difficult, time-consuming and expensive, and the CombiMatrix group may not be successful in achieving this objective.

THE COMBIMATRIX GROUP HAS LIMITED EXPERIENCE COMMERCIALLY MANUFACTURING, MARKETING OR SELLING ANY OF ITS POTENTIAL PRODUCTS, AND UNLESS IT DEVELOPS THESE CAPABILITIES, IT MAY NOT BE SUCCESSFUL.

         Even if the CombiMatrix group is able to develop its products for commercial release on a large-scale, it has limited experience in manufacturing its products in the volumes that will be necessary for it to achieve commercial sales and in marketing or selling its products to potential customers. We cannot assure you that the CombiMatrix group will be able to commercially produce its products on a timely basis, in sufficient quantities or on commercially reasonable terms.

THE COMBIMATRIX GROUP FACES INTENSE COMPETITION AND WE CANNOT ASSURE YOU THAT IT WILL BE SUCCESSFUL.

         The CombiMatrix group expects to compete with companies that design, manufacture and market instruments for analysis of genetic variation and function and other applications using established sequential and parallel testing technologies. The CombiMatrix group is also aware of other biotechnology companies that have or are developing testing technologies for the SNP genotyping, gene expression profiling and proteomic markets. The CombiMatrix group anticipates that it will face increased competition in the future as new companies enter the market with new technologies and its competitors improve their current products.

         The markets for the CombiMatrix group's products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introductions. One or more of the CombiMatrix group's competitors may offer technology superior to those of the CombiMatrix group and render its technology obsolete or uneconomical. Many of its competitors have greater financial and personnel resources and more experience in marketing, sales and research and development than it has. Some of its competitors currently offer arrays with greater density than it does and have rights to intellectual property, such as genomic information or proprietary technology, which provides them with a competitive advantage. If the CombiMatrix group is not able to compete successfully, its business and financial condition would be materially harmed.

IF THE COMBIMATRIX GROUP'S NEW AND UNPROVEN TECHNOLOGY IS NOT USED BY RESEARCHERS IN THE PHARMACEUTICAL, BIOTECHNOLOGY AND ACADEMIC COMMUNITIES, ITS BUSINESS WILL SUFFER.

         The CombiMatrix group's products may not gain market acceptance. In that event, it is unlikely that its business will succeed. Biotechnology and pharmaceutical companies and academic research centers have historically analyzed genetic variation and function using a variety of technologies, and many of them have made significant capital investments in existing technologies. Compared to existing technologies, the CombiMatrix group's technologies are new and unproven. In order to be successful, its products must meet the commercial requirements of the biotechnology, pharmaceutical and academic communities as tools for the large-scale analysis of genetic variation and function. Market acceptance will depend on many factors, including:

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

         o the willingness and ability of customers to adopt new technologies requiring capital investments or the reluctance of customers to change technologies in which they have made a significant investment; and

         o the willingness of customers to transmit test data and permit the CombiMatrix group to transmit test results over the Internet, which will be a necessary component of its product and services packages unless customers purchase or license its equipment for use in their own facilities.

IF THE MARKET FOR ANALYSIS OF GENOMIC INFORMATION DOES NOT DEVELOP OR IF GENOMIC INFORMATION IS NOT AVAILABLE TO THE COMBIMATRIX GROUP'S POTENTIAL CUSTOMERS, ITS BUSINESS WILL NOT SUCCEED.

         The CombiMatrix group is designing its technology primarily for applications in the biotechnology, pharmaceutical and academic communities. The usefulness of the CombiMatrix group's technology depends in part upon the availability of genomic data. The CombiMatrix group is initially focusing on markets for analysis of genetic variation and function, namely SNP genotyping and gene expression profiling. These markets are new and emerging, and they may not develop as the CombiMatrix group anticipates, or at all. Also, researchers may not seek or be able to convert raw genomic data into medically valuable information through the analysis of genetic variation and function. If genomic data is not available for use by the CombiMatrix group's customers or if its target markets do not emerge in a timely manner, or at all, demand for its products will not develop as it expects, and it may never become profitable.

THE COMBIMATRIX GROUP'S FUTURE SUCCESS DEPENDS ON THE CONTINUED SERVICE OF ITS ENGINEERING, TECHNICAL AND KEY MANAGEMENT PERSONNEL AND ITS ABILITY TO IDENTIFY, HIRE AND RETAIN ADDITIONAL ENGINEERING, TECHNICAL AND KEY MANAGEMENT PERSONNEL.

         There is intense competition for qualified personnel in the CombiMatrix group's industry, particularly for engineers and senior level management. Loss of the services of, or failure to recruit, engineers or other technical and key management personnel could be significantly detrimental to the group and could adversely affect its business and operating results. The CombiMatrix group may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of its products and business or to replace engineers or other qualified personnel who may leave the group in the future. The CombiMatrix group's anticipated growth is expected to place increased demands on its resources and likely will require the addition of new management personnel.

THE EXPANSION OF THE COMBIMATRIX GROUP'S PRODUCT LINES MAY SUBJECT IT TO REGULATION BY THE UNITED STATES FOOD AND DRUG ADMINISTRATION AND FOREIGN REGULATORY AUTHORITIES, WHICH COULD PREVENT OR DELAY ITS INTRODUCTION OF NEW PRODUCTS.

         If the CombiMatrix group manufactures, markets or sells any products for any regulated clinical or diagnostic applications, those products will be subject to extensive governmental regulation as medical devices in the United States by the FDA and in other countries by corresponding foreign regulatory authorities. The process of obtaining and maintaining required regulatory clearances and approvals is lengthy, expensive and uncertain. Products that CombiMatrix Corporation manufactures, markets or sells for research purposes only are not subject to governmental regulations as medical devices or as analyte specific reagents to aid in disease diagnosis. We believe that the CombiMatrix group's success will depend upon commercial sales of improved versions of products, certain of which cannot be marketed in the United States and other regulated markets unless and until the CombiMatrix group obtains clearance or approval from the FDA and its foreign counterparts, as the case may be. Delays or failures in receiving these approvals may limit our ability to benefit from new CombiMatrix group products.

AS THE COMBIMATRIX GROUP'S OPERATIONS EXPAND, ITS COSTS TO COMPLY WITH ENVIRONMENTAL LAWS AND REGULATIONS WILL INCREASE, AND FAILURE TO COMPLY WITH THESE LAWS AND REGULATIONS COULD HARM ITS FINANCIAL RESULTS.

         The CombiMatrix group's operations involve the use, transportation, storage and disposal of hazardous substances, and as a result it is subject to environmental and health and safety laws and regulations. As the CombiMatrix group expands its operations, its use of hazardous substances will increase and lead to additional and more stringent requirements. The cost to comply with these and any future environmental and health and safety regulations could be substantial. In addition, the CombiMatrix group's failure to comply with laws and regulations, and any releases of hazardous substances into the environment or at its disposal sites, could expose the CombiMatrix group to substantial liability in the form of fines, penalties, remediation costs and other damages, or could lead to a curtailment or shut down of its operations. These types of events, if they occur, would adversely impact the group's financial results.

THE COMBIMATRIX GROUP'S BUSINESS DEPENDS ON ISSUED AND PENDING PATENTS, AND THE LOSS OF ANY PATENTS OR THE GROUP'S FAILURE TO SECURE THE ISSUANCE OF PATENTS COVERING ELEMENTS OF ITS BUSINESS PROCESSES WOULD MATERIALLY HARM ITS BUSINESS AND FINANCIAL CONDITION.

         The CombiMatrix group's success depends on its ability to protect and exploit its intellectual property. The CombiMatrix group currently has two patents issued in the United States, one patent issued in Europe and more than 44 patent applications pending in the United States, Europe and elsewhere. The patent application process before the Unites States Patent and Trademark Office and other similar agencies in other countries is initially confidential in nature. Patents that are filed outside the United States, however, are published approximately eighteen months after filing. The CombiMatrix group cannot determine in a timely manner whether patent applications covering technology that competes with its technology have been filed in the United States or other foreign countries or which, if any, will ultimately issue or be granted as enforceable patents. Some of the CombiMatrix group's patent applications may claim compositions, methods or uses that may also be claimed in patent applications filed by others. In some or all of these applications, a determination of priority of inventorship may need to be decided in a proceeding before the United States Patent and Trademark Office or a foreign regulatory body or a court. If the CombiMatrix group is unsuccessful in these proceedings, it could be blocked from further developing, commercializing or selling products. Regardless of the ultimate outcome, this process is time-consuming and expensive.

ANY INABILITY TO ADEQUATELY PROTECT THE COMBIMATRIX GROUP'S PROPRIETARY TECHNOLOGIES COULD MATERIALLY HARM THE COMBIMATRIX GROUP'S COMPETITIVE POSITION AND FINANCIAL RESULTS.

         If the CombiMatrix group does not protect its intellectual property adequately, competitors may be able to use its technologies and erode any competitive advantage that it may have. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights abroad. These problems can be caused by the absence of rules and methods for defending intellectual property rights.

         The patent positions of companies developing tools for the biotechnology, pharmaceutical and academic communities, including the CombiMatrix group's patent position, generally are uncertain and involve complex legal and factual questions. The CombiMatrix group will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that its proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The CombiMatrix group's existing patents and any future issued or granted patents it obtains may not be sufficiently broad in scope to prevent others from practicing its technologies or from developing competing products. There also is a risk that others may independently develop similar or alternative technologies or designs around the CombiMatrix group's patented technologies. In addition, others may oppose or invalidate its patents, or its patents may fail to provide it with any competitive advantage. Enforcing the CombiMatrix group's intellectual property rights may be difficult, costly and time-consuming and ultimately may not be successful.

         The CombiMatrix group also relies upon trade secret protection for its confidential and proprietary information. While it has taken security measures to protect its proprietary information, these measures may not provide adequate protection for its trade secrets or other proprietary information. The CombiMatrix group seeks to protect its proprietary information by entering into confidentiality and invention disclosure and transfer agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose its proprietary information, and the CombiMatrix group may not be able to meaningfully protect its trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to its trade secrets.

ANY LITIGATION TO PROTECT THE COMBIMATRIX GROUP'S INTELLECTUAL PROPERTY OR ANY THIRD-PARTY CLAIMS OF INFRINGEMENT, COULD DIVERT SUBSTANTIAL TIME AND MONEY FROM THE COMBIMATRIX GROUP'S BUSINESS AND COULD SHUT DOWN SOME OF ITS OPERATIONS.

         The CombiMatrix group's commercial success depends in part on its non-infringement of the patents or proprietary rights of third parties. Many companies developing tools for the biotechnology and pharmaceutical industries use litigation aggressively as a strategy to protect and expand the scope of their intellectual property rights. Accordingly, third parties may assert that the CombiMatrix group is employing their proprietary technology without authorization. In addition, third parties may claim that use of the CombiMatrix group's technologies infringes their current or future patents. The CombiMatrix group could incur substantial costs and the attention of its management and technical personnel could be diverted while defending ourselves against any of these claims. The CombiMatrix group may incur the same liabilities in enforcing its patents against others. The CombiMatrix group has not made any provision in its financial plans for potential intellectual property related litigation, and it may not be able to pursue litigation as aggressively as competitors with substantially greater financial resources.

         If parties making infringement claims against the CombiMatrix group are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block the CombiMatrix group's ability to further develop, commercialize and sell products, and could result in the award of substantial damages against it. If the CombiMatrix group is unsuccessful in protecting and expanding the scope of its intellectual property rights, its competitors may be able to develop, commercialize and sell products that compete with it using similar technologies or obtain patents that could effectively block its ability to further develop, commercialize and sell its products. In the event of a successful claim of infringement against it, the CombiMatrix group may be required to pay substantial damages and either discontinue those aspects of its business involving the technology upon which it infringed or obtain one or more licenses from third parties. While the CombiMatrix group may license additional technology in the future, it may not be able to obtain these licenses at a reasonable cost, or at all. In that event, it could encounter delays in product introductions while it attempts to develop alternative methods or products, which may not be successful. Defense of any lawsuit or failure to obtain any of these licenses could prevent it from commercializing available products.

                 RISKS RELATING TO THE ACACIA TECHNOLOGIES GROUP

         The risk factors beginning on this page discuss risks relating to the Acacia Technologies group. Because each holder of AR-Acacia Technologies stock is a holder of the common stock of one company, Acacia Research Corporation, and the risks associated with the CombiMatrix group could affect the AR-Acacia Technologies stock. As such, we also urge you to read carefully the section "Risks Relating to the CombiMatrix Group" beginning on page 73.

THE V-CHIP TECHNOLOGY PATENT HELD BY THE ACACIA TECHNOLOGIES GROUP WILL EXPIRE IN JULY 2003, AND IF THE GROUP DOES NOT DEVELOP OTHER RECURRING SOURCES OF REVENUE, ITS FINANCIAL CONDITION WILL BE ADVERSELY IMPACTED.

         The Acacia Technologies group, and Acacia Research Corporation as a whole, has generated substantially all of its revenues from licensing the patented V-chip technology to television manufacturers. The Acacia Technologies group's patent on the V-chip technology will expire in July 2003. The Acacia Technologies group will not be able to collect royalties for televisions containing V-chip technology sold after the expiration of that patent, but it may still collect revenues from the sale of such televisions in the U.S. before that date. The Acacia Technologies group is beginning to market its digital media transmission technology and is developing other technologies and products. The eventual licensing and sale of these technologies is intended to replace the revenue currently being generated by licensing its V-chip technology. If the Acacia Technologies group does not succeed in developing such technologies or is unable to commercially license its existing and future technologies, its financial condition will be adversely impacted.

THE ACACIA TECHNOLOGIES GROUP MAY FAIL TO MEET MARKET EXPECTATIONS BECAUSE OF FLUCTUATIONS IN ITS QUARTERLY OPERATING RESULTS, WHICH COULD CAUSE THE PRICE OF AR-ACACIA TECHNOLOGIES STOCK TO DECLINE.

         The Acacia Technologies group revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. It is possible that in future periods the Acacia Technologies group's revenues could fall below the expectations of securities analysts or investors, which could cause the market price of the AR-Acacia Technologies stock to decline. The following are among the factors that could cause the Acacia Technologies group's operating results to fluctuate significantly from period to period:

         o        its unpredictable revenue sources, as described below;

         o costs related to acquisitions, alliances, licenses and other efforts to expand its operations;

         o the timing of payments under the terms of any customer or license agreements into which the Acacia Technologies group may enter; and

         o expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights.

THE ACACIA TECHNOLOGIES GROUP'S REVENUES WILL BE UNPREDICTABLE, AND THIS MAY HARM ITS FINANCIAL CONDITION.

         The amount and timing of revenues that the Acacia Technologies group may realize from its business will be unpredictable because:

         o whether the Acacia Technologies group generates revenues depends, in part, on the success of its licensing efforts;

         o        its cycle of obtaining licensees may be lengthy; and

         o        it cannot be sure as to the timing of receipt of payment.

         As a result, the Acacia Technologies group's revenues may vary significantly from quarter to quarter, which could make its business difficult to manage and cause its quarterly results to be below market expectations. If this happens, the price of the AR-Acacia Technologies stock may decline significantly.

TECHNOLOGY COMPANY STOCK PRICES ARE ESPECIALLY VOLATILE, AND THIS VOLATILITY MAY DEPRESS THE PRICE OF AR-ACACIA TECHNOLOGIES STOCK.

         The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of the AR-Acacia Technologies stock to fluctuate, perhaps substantially, including, among others, announcements of:

         o        its or its competitors' technological innovations;

         o developments or disputes concerning patents or proprietary rights;

         o        developments in relationships with licensees;

         o its failure to meet or exceed securities analysts' expectations of its financial results; or

         o a change in financial estimates or securities analysts' recommendations.

         In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If the AR-Acacia Technologies stock was the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources, which could materially harm the business and financial results of the Acacia Technologies group.

THE ACACIA TECHNOLOGIES GROUP FACES INTENSE COMPETITION, AND WE CANNOT ASSURE YOU THAT IT WILL BE SUCCESSFUL.

         The Acacia Technologies group believes that Soundview Technologies' V-chip technology is protected by enforceable patent rights. Other companies, however, may develop competing technologies that offer better or less expensive alternatives to those offered by Soundview Technologies. Many potential competitors, including television manufacturers, have significantly greater resources.

         Although the Acacia Technologies group believes that Acacia Media Technologies has marketing and licensing rights to enforceable patents and other intellectual property relating to video and audio on demand, the Acacia Technologies group cannot assure you that other companies will not develop competing technologies that offer better or less expensive alternatives to those offered by Acacia Media Technologies. In the event a competing technology emerges, Acacia Media Technologies would expect substantial additional competition.

THE MARKETS SERVED BY THE ACACIA TECHNOLOGIES GROUP ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND IF THE ACACIA TECHNOLOGIES GROUP IS UNABLE TO DEVELOP AND INTRODUCE NEW PRODUCTS, ITS REVENUES COULD STOP GROWING OR COULD DECLINE.

         The markets served by the Acacia Technologies group frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. Products for communications applications, as well as for high-speed computing applications, are based on continually evolving industry standards. A significant portion of the Acacia Technologies group's revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on existing transmission standards. However, the Acacia Technologies group's ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards.

THE ACACIA TECHNOLOGIES GROUP'S SUCCESS IS BASED ON ITS ABILITY TO PROTECT ITS PROPRIETARY TECHNOLOGY AND ITS ABILITY TO DEFEND ITSELF AGAINST INFRINGEMENT CLAIMS.

         The success of the Acacia Technologies group relies, to varying degrees, on its proprietary rights and their protection or exclusivity. Although reasonable efforts will be taken to protect the Acacia Technologies group's proprietary rights, the complexity of international trade secret, copyright, trademark and patent law, and common law, coupled with limited resources and the demands of quick delivery of products and services to market, create risk that these efforts will prove inadequate. For example, in our pending litigation against certain television manufacturers alleging their infringement of Soundview Technologies' V-chip patent, a motion for summary judgment filed by the defendants was granted in September 2002. The court ruled that the defendants have not infringed on Soundview Technologies' patent. If we are unsuccessful in our intended appeal of this ruling, legal principles would preclude us from claiming infringement of our patents by other parties. Accordingly, if we are unsuccessful in this or other litigation to protect our intellectual property rights, the future revenues of the Acacia Technologies group could be adversely affected.

         From time to time, the Acacia Technologies group may be subject to third-party claims in the ordinary course of business, including claims of alleged infringement of proprietary rights. Any such claims may harm the Acacia Technologies group by subjecting it to significant liability for damage and invalidating its proprietary rights. These types of claims, with or without merit, could subject the Acacia Technologies group to costly litigation and diversion of its technical and management personnel. The Acacia Technologies group depends largely on the protection of enforceable patent rights. The Acacia Technologies group has applications on file with the U.S. Patent and Trademark Office seeking patents on its core technologies and has patents or rights to patents that have been issued. We cannot assure you that the pending patent applications of the Acacia Technologies group will be issued, that third parties will not violate, or attempt to invalidate these intellectual property rights, or that certain aspects of those intellectual property will not be reverse-engineered by third parties without violating the patent rights of the Acacia Technologies group.

         For Acacia Media Technologies and Soundview Technologies, proprietary rights constitute their only significant assets. The Acacia Technologies group also owns licenses from third parties and it is possible that it could become subject to infringement actions based upon such licenses. The Acacia Technologies group generally obtains representations as to the origin and ownership of such licensed content. However, this may not adequately protect the Acacia Technologies group. The Acacia Technologies group enters into confidentiality agreements with third parties and generally limits access to information relating to its proprietary rights. Despite these precautions, third parties may be able to gain access to and use the Acacia Technologies group's proprietary rights to develop competing technologies and products with similar or better features and prices. Any substantial unauthorized use of the Acacia Technologies group's proprietary rights could materially and adversely affect its business and operational results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to the caption "Quantitative and Qualitative Disclosures About Market Risk" on pages 47, 56 and 62.

         The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2002, all of our investments were in money market funds, high-grade corporate bonds, and U.S. government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $61,000 decrease in the fair value of our available-for-sale securities as of December 31, 2002. See Note 3 to the Consolidated Financial Statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference from the information under the captions entitled "Election of Directors-Nominees," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC no later than April 30, 2003.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Officer Compensation" in our definitive proxy statement to be filed with the SEC no later than April 30, 2003.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the information under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC no later than April 30, 2003.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the information under the caption entitled "Transactions with Management and Others" in our definitive proxy statement to be filed with the SEC no later than April 30, 2003.


ITEM 14. CONTROLS AND PROCEDURES

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

         (b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) The following documents are filed as part of this report.

(1)  Financial Statements

     Acacia Research Corporation Consolidated Financial Statements          PAGE
                                                                            ----

     Report of Independent Accountants.......................................F-1
     Consolidated Balance Sheets as of December 31, 2002 and 2001............F-2
     Consolidated Statements of Operations and Comprehensive Loss
       for the Years Ended December 31, 2002, 2001 and 2000..................F-3
     Consolidated Statements of Stockholders' Equity for the Years
       Ended December 31, 2002, 2001 and 2000................................F-5
     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2002, 2001 and 2000......................................F-6
     Notes to Consolidated Financial Statements..............................F-7


     *Acacia Technologies Group Financial Statements                        PAGE
     (A Division of Acacia Research Corporation)                            ----

     Report of Independent Accountants......................................F-53
     Balance Sheets as of December 31, 2002 and 2001........................F-54
     Statements of Operations
       for the Years Ended December 31, 2002, 2001 and 2000.................F-55
     Statements of Allocated Net Worth for the Years
       Ended December 31, 2002, 2001 and 2000...............................F-56
     Statements of Cash Flows for the Years Ended
       December 31, 2002, 2001 and 2000.....................................F-57
     Notes to Financial Statements..........................................F-58


     *CombiMatrix Group Financial Statements                                PAGE
     (A Division of Acacia Research Corporation)                            ----

     Report of Independent Accountants......................................F-74
     Balance Sheets as of December 31, 2002 and 2001........................F-75
     Statements of Operations
       for the Years Ended December 31, 2002, 2001 and 2000.................F-76
     Statements of Allocated Net Worth for the Years
       Ended December 31, 2002, 2001 and 2000...............................F-77
     Statements of Cash Flows for the Years Ended
       December 31, 2002, 2001 and 2000.....................................F-78
     Notes to Financial Statements..........................................F-79

*NOTE: We are presenting, the Acacia Research Corporation consolidated financial statements and the separate financial statements for the CombiMatrix group and the Acacia Technologies group. The separate financial statements and accompanying notes of the two groups are being provided as additional disclosure regarding the financial performance of the two divisions and to provide investors with information regarding the potential value and operating results of the respective businesses, which may affect the respective share values. The separate financial statements should be reviewed in conjunction with Acacia Research Corporation's consolidated financial statements and accompanying notes. The presentation of separate financial statements is not intended to indicate that we have changed the title to any of our assets or changed the responsibility for any of our liabilities, nor is it intended to indicate that the rights of our creditors have been changed. Acacia Research Corporation, and not the individual groups, is the issuer of the securities. Holders of the two securities are stockholders of Acacia Research Corporation and do not have a separate and exclusive interest in the respective groups.

(2)   Financial Statement Schedules

     Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.


(3) Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:



EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

2.1 Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
2.2 Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (attached as Annex A to the Prospectus/Proxy Statement included in this Registration Statement)
3.1           Restated Certificate of Incorporation (2)
3.2           Amended and Restated Bylaws (3)
4.1           Form of Specimen Certificate of Acacia's Common Stock (4)
10.1          Acacia Research Corporation1993 Stock Option Plan (5)
10.2 Form of Stock Option Agreement for Acacia Research Corporation1993 Stock Option Plan (5)
10.3          Acacia Research Corporation1996 Stock Option Plan, as amended (6)
10.4 Form of Option Agreement constituting the Acacia Research Corporation1996 Executive Stock Bonus Plan (7)
10.5          CombiMatrix Corporation 1995 Stock Option Plan (8)
10.6          CombiMatrix Corporation 1998 Stock Option Plan (8)
10.7          CombiMatrix Corporation 2000 Stock Awards Plan (8)
10.8          2002 CombiMatrix Stock Incentive Plan (9)
10.9          2002 Acacia Technologies Stock Incentive Plan (10)
10.10         Agreement between Acacia Research Corporation and Paul Ryan (11)
10.11 Lease Agreement dated April 30, 1998, between Acacia Research Corporation and EOP-Pasadena Towers, L.L.C., a Delaware limited liability company doing business as EOP-Pasadena, LLC (12)
10.12 Lease Agreement between Soundbreak.com Incorporated and 8730 Sunset Towers and related Guaranty (13)
10.13 First Amendment dated June 26, 2000, to Lease Agreement between Acacia Research Corporation and Pasadena Towers, L.L.C. (14)
10.14         Sublease dated November 30, 2001, between and Jenkens & Gilchrist
              (14)
10.15 Lease Agreement dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (14)
10.16 Settlement Agreement dated September 30, 2002, by and among Acacia Research Corporation, CombiMatrix Corporation, Donald D. Montgomery, Ph.D. and Nanogen, Inc.(8)
10.17+ Research & Development Agreement dated September 25, 2002, between CombiMatrix Corporation and Roche Diagnostics GmbH(8)
10.18+ License Agreement dated September 25, 2002 between CombiMatrix Corporation and Roche Diagnostics GmbH(8)
10.19         Form of Indemnification Agreement
21.1          List of Subsidiaries
23.1 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of Acacia Research Corporation)
23.2 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of CombiMatrix Corporation)
23.3 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of the Acacia Technologies Group and the CombiMatrix Group)
99.1 Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

---------------------------

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.

(1) Incorporated by reference from Acacia Research Corporation's Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).

(2)      Incorporated by reference as Appendix B to the Proxy
         Statement/Prospectus which formed part of Acacia Research Corporation's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(3) Incorporated by reference from Acacia Research Corporation's Quarterly Report on Form 10-Q filed on August 10, 2001 (SEC File No. 000-26068).

(4) Incorporated by reference from Amendment No. 2 on Form 8-A/A filed on December 30, 1999 (SEC File No. 000-26068).

(5) Incorporated by reference from Acacia Research Corporation's Registration Statement on Form SB-2 (33-87368-L.A.), which became effective under the Securities Act of 1933, as amended, on June 15, 1995.

(6) Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).

(7) Incorporated by reference from Acacia Research Corporation's Definitive Proxy as Appendix A Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).

(8) Incorporated by reference to Acacia Research Corporation's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(9)      Incorporated by reference as Appendix D to the Proxy
         Statement/Prospectus which formed part of Acacia Research Corporation's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(10)     Incorporated by reference as Appendix E to the Proxy
         Statement/Prospectus which formed part of Acacia Research Corporation's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(11) Incorporated by reference from Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (SEC File No. 000-26068).

(12) Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q filed on August 14, 1998 (SEC File No. 000-26068).

(13) Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q filed on November 15, 1999 (SEC File No. 000-26068).

(14) Incorporated by reference from Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 (SEC File No. 000-26068). (b) Reports on Form 8-K filed during the quarter ended December 31, 2002.

         On November 14, 2002, Acacia Research Corporation filed a Current Report on Form 8-K to report results for the quarter ended September 30, 2002 (Item 9).

         On December 12, 2002, Acacia Research Corporation filed a Current Report on Form 8-K to report the approval by its stockholders of its recapitalization and merger proposals (Item 9).

         On December 24, 2002, Acacia Research Corporation filed a Current Report on Form 8-K to report that its Acacia Research--CombiMatrix common stock would trade on the Nasdaq SmallCap Market, rather than the Nasdaq National Market (Item 9).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 26, 2003                          ACACIA RESEARCH CORPORATION


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


      SIGNATURE                                             TITLE                                 DATE
      ---------                                             -----                                 ----

/s/ Paul R. Ryan                                 Chairman of the Board and                     March 26, 2003
-----------------------------------              Chief Executive Officer
    Paul R. Ryan                                 (Principal Chief Executive)


/s/ Robert L. Harris, II                         Director and President                        March 26, 2003
-----------------------------------
    Robert L. Harris, II


/s/ Clayton J. Haynes                            Chief Financial Officer                       March 26, 2003
-----------------------------------              (Principal Financial Officer)
    Clayton J. Haynes


/s/ Thomas B. Akin                               Director                                      March 26, 2003
-----------------------------------
    Thomas B. Akin


/s/ Fred A. de Boom                              Director                                      March 26, 2003
-----------------------------------
    Fred A. de Boom


/s/ Edward W. Frykman                            Director                                      March 26, 2003
-----------------------------------
    Edward W. Frykman


/s/ G. Louis Graziadio, III                      Director                                      March 26, 2003
-----------------------------------
    G. Louis Graziadio, III


/s/ Amit Kumar, Ph.D.                            Director                                      March 26, 2003
-----------------------------------
    Amit Kumar, Ph.D.


/s/ Rigdon Currie                                Director                                      March 26, 2003
-----------------------------------
    Rigdon Currie


                                  CERTIFICATION
                                  -------------

         I, Paul R. Ryan, certify that:

1. I have reviewed this annual report on Form 10-K of Acacia Research
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


                                                     /s/ Paul R. Ryan
                                                     ---------------------------
                                                     Paul R. Ryan
                                                     CHAIRMAN OF THE BOARD AND
                                                     CHIEF EXECUTIVE OFFICER

                                  CERTIFICATION
                                  -------------

         I, Clayton J. Haynes, certify that:

1. I have reviewed this annual report on Form 10-K of Acacia Research
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003



                                                     /s/ Clayton J. Haynes
                                                     ---------------------------
                                                     Clayton J. Haynes
                                                     CHIEF FINANCIAL OFFICER

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Acacia Research Corporation


         In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 83 present fairly, in all material respects, the financial position of Acacia Research Corporation and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Acacia Research Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 2 to the consolidated financial statements, effective January 1, 2001, Acacia Research Corporation changed its balance sheet classification for accrued subsidiary employee stock-based compensation charges, resulting in no cumulative effect on income.

         As discussed in Note 2 to the consolidated financial statements, effective October 1, 2000, Acacia Research Corporation adopted Emerging Issues Task Force Consensus on Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," resulting in a charge of $246,000 in the year ended December 31, 2000 for cumulative effect of change in accounting principle due to beneficial conversion feature of debt.




/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 26, 2003

                                               ACACIA RESEARCH CORPORATION
                                               CONSOLIDATED BALANCE SHEETS
                                      AS OF DECEMBER 31, 2002 AND DECEMBER 31, 2001
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                                   2002           2001
                                                                                                ----------     ----------
                                           ASSETS

Current assets:
   Cash and cash equivalents ..............................................................     $  43,083      $  59,451
   Short-term investments .................................................................        11,605         25,110
   Accounts receivable ....................................................................           578            143
   Prepaid expenses, other receivables and other assets ...................................         1,221          1,470
                                                                                                ----------     ----------

           Total current assets ...........................................................        56,487         86,174

Property and equipment, net of accumulated depreciation ...................................         4,075          4,906
Investment in affiliate, at cost ..........................................................           252          3,000
Patents, net of accumulated amortization ..................................................        15,280         11,855
Goodwill, net of accumulated amortization .................................................        20,693          4,627
Other assets ..............................................................................           284            297
                                                                                                ----------     ----------

                                                                                                $  97,071      $ 110,859
                                                                                                ==========     ==========

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, accrued expenses and other ...........................................     $   4,826      $   5,756
   Current portion of deferred revenues ...................................................        10,675          7,088
   Current portion of capital lease obligation ............................................            --            934
                                                                                                ----------     ----------

         Total current liabilities ........................................................        15,501         13,778

Deferred income taxes .....................................................................         3,540          3,829
Deferred revenues, net of current portion .................................................            --            372
Capital lease obligation, net of current portion ..........................................            --          1,845
                                                                                                ----------     ----------

         Total liabilities ................................................................        19,041         19,824
                                                                                                ----------     ----------

Commitments and contingencies (Note 13)

Minority interests ........................................................................         2,171         32,303
                                                                                                ----------     ----------

Stockholders' equity:
   Preferred stock (Note 8)
     Acacia Research Corporation, par value $0.001 per share; 10,000,000 shares authorized;
       no shares issued or outstanding ....................................................            --             --
     Acacia Research Corporation (predecessor), par value $0.001 per share; 20,000,000
       shares authorized;  no shares issued or outstanding ................................            --             --
   Common stock (Note 8)
     Acacia Research - Acacia Technologies stock, par value $0.001 per share;
       50,000,000 shares authorized; 19,640,808 and zero shares issued and
       outstanding as of December 31, 2002 and 2001, respectively .........................            20             --
     Acacia Research - CombiMatrix stock, par value $0.001 per share; 50,000,000 shares authorized;  22,964,779 and zero shares issued and outstanding as of December 31,
       2002 and 2001, respectively ........................................................            23             --
     Acacia Research Corporation common stock (predecessor), par value $0.001 per share;
       60,000,000 shares authorized;  19,592,459 shares issued and outstanding as of
       December 31, 2001 ..................................................................            --             20
   Additional paid-in capital .............................................................       238,627        158,529
   Deferred stock compensation ............................................................        (4,023)            --
   Warrants to purchase common stock ......................................................           199            199
   Comprehensive loss .....................................................................            (2)            (4)
   Accumulated deficit ....................................................................      (158,985)      (100,012)
                                                                                                ----------     ----------

         Total stockholders' equity .......................................................        75,859         58,732
                                                                                                ----------     ----------

                                                                                                $  97,071      $ 110,859
                                                                                                ==========     ==========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                        ACACIA RESEARCH CORPORATION
                        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                            FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                          (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                         2002          2001         2000
                                                                      ---------     ---------     ---------
Revenues:
   License fee income ...........................................     $     43      $ 24,180      $     --
   Product revenue ..............................................          306            --            --
   Grant and contract revenue ...................................          533           456            17
   Other income .................................................           --            --            40
                                                                      ---------     ---------     ---------

       Total revenues ...........................................          882        24,636            57
                                                                      ---------     ---------     ---------

Operating expenses:
   Cost of sales ................................................          263            --            --
   Research and development expenses ............................       18,187        11,656         5,959
   Charge for acquired in-process research and development ......       17,237            --         2,508
   Non-cash stock compensation
     expense - research and development .........................        1,868         7,183         3,397
   Marketing, general and administrative expenses ...............       18,632        32,664        14,782
   Non-cash stock compensation
     expense - marketing, general and administrative ............        4,559        13,636         7,307
   Amortization of patents and goodwill .........................        1,990         2,695         2,251
   Legal settlement charges .....................................       18,471            --            --
   Loss on disposal of consolidated subsidiaries ................           --            --         1,016
                                                                      ---------     ---------     ---------

       Total operating expenses .................................       81,207        67,834        37,220
                                                                      ---------     ---------     ---------

       Operating loss ...........................................      (80,325)      (43,198)      (37,163)
                                                                      ---------     ---------     ---------

Other (expense) income:
   Impairment of cost method investment .........................       (2,748)           --            --
   Write-off of equity investments ..............................           --            --        (2,603)
   Interest income ..............................................        1,209         3,762         3,086
   Realized (losses) gains on short-term investments ............       (1,184)          350            --
   Unrealized (losses) gains on short-term investments ..........         (249)          237            --
   Interest expense .............................................         (203)          (65)           --
   Equity in losses of affiliate ................................           --          (195)       (1,746)
   Other income .................................................           64            77            28
                                                                      ---------     ---------     ---------

       Total other (expense) income .............................       (3,111)        4,166        (1,235)
                                                                      ---------     ---------     ---------

Loss from continuing operations
  before income taxes and minority interests ....................      (83,436)      (39,032)      (38,398)

Benefit (provision) for income taxes ............................          857          (780)           73
                                                                      ---------     ---------     ---------

Loss from continuing operations before minority interests .......      (82,579)      (39,812)      (38,325)

Minority interests ..............................................       23,806        17,540         9,166
                                                                      ---------     ---------     ---------

Loss from continuing operations .................................      (58,773)      (22,272)      (29,159)

Discontinued operations:
   Loss from discontinued operations of Soundbreak.com ..........           --            --        (7,443)
   Estimated loss on disposal of Soundbreak.com .................         (200)           --        (2,111)
                                                                      ---------     ---------     ---------

Loss before cumulative effect of change in accounting principle .      (58,973)      (22,272)      (38,713)
Cumulative effect of change in accounting principle due to
  beneficial conversion feature of debt .........................           --            --          (246)
                                                                      ---------     ---------     ---------

Net loss ........................................................      (58,973)      (22,272)      (38,959)
  Unrealized (losses) gains on short-term investments ...........          (38)           (9)           77
  Unrealized gains (losses) on foreign currency translation .....           40           (72)           --
                                                                      ---------     ---------     ---------
Comprehensive loss ..............................................     $(58,971)     $(22,353)     $(38,882)
                                                                      =========     =========     =========

           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                        ACACIA RESEARCH CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)
                            FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                              2002              2001              2000
                                                          -------------     -------------     -------------
LOSS PER SHARE:
ATTRIBUTABLE TO THE ACACIA TECHNOLOGIES GROUP:
  Loss from continuing operations ...................     $    (12,554)     $         --      $         --
    Basic and diluted per share .....................            (0.64)               --                --
  Loss from discontinued operations .................             (200)               --                --
    Basic and diluted per share .....................            (0.01)               --                --
  Net loss ..........................................          (12,754)               --                --
  Basic and diluted per share .......................            (0.65)               --                --

ATTRIBUTABLE TO THE COMBIMATRIX GROUP:
  Loss from continuing operations ...................     $    (46,219)     $         --      $         --
    Basic and diluted per share .....................            (2.01)               --                --
  Net loss ..........................................          (46,219)               --                --
    Basic and diluted per share .....................            (2.01)               --                --

ACACIA RESEARCH CORPORATION:
  Loss from continuing operations ...................     $         --      $    (22,272)     $    (29,159)
    Basic and diluted per share .....................               --             (1.16)            (1.78)
  Loss from discontinued operations .................               --                --            (9,554)
    Basic and diluted per share .....................               --                --             (0.58)
  Cumulative effect of change in accounting principle               --                --              (246)
    Basic and diluted per share .....................               --                --             (0.02)
  Net loss ..........................................               --           (22,272)          (38,959)
    Basic and diluted per share .....................               --             (1.16)            (2.38)


WEIGHTED AVERAGE SHARES - BASIC AND DILUTED:
  Acacia Research - Acacia Technologies stock .......       19,640,808                --                --
                                                          =============     =============     =============
  Acacia Research - CombiMatrix stock ...............       22,950,746                --                --
                                                          =============     =============     =============
  Acacia Research Corporation .......................               --        19,259,256        16,346,099
                                                          =============     =============     =============

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                     ACACIA RESEARCH CORPORATION
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                              (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                                                  ACACIA
                                      ACACIA RESEARCH  AR-ACACIA       AR-       RESEARCH     AR-ACACIA        AR-
                                       CORPORATION   TECHNOLOGIES  COMBIMATRIX  CORPORATION  TECHNOLOGIES  COMBIMATRIX  ADDITIONAL
                                      COMMON SHARES     COMMON       COMMON     COMMON STOCK   COMMON        COMMON       PAID-IN
                                      (PREDECESSOR)     SHARES       SHARES     (PREDECESSOR)   STOCK         STOCK       CAPITAL
                                       ------------  ------------  ------------ ------------ ------------  ------------ ------------
2000
Balance at December 31, 1999 ........   13,607,193            --            --  $        14  $        -- $          --  $    62,283
Net loss ............................
Units issued in private
  placements, net ...................      872,638                                        1                                  22,199
Stock options exercised .............      543,961                                        1                                   2,131
Stock issuance related to
  acquisition of additional
  CombiMatrix Corporation shares ....      488,557                                                                           11,634
Warrants exercised ..................      578,238                                                                           14,878
Increase in capital due to
  issuance of stock by subsidiaries..                                                                                         2,293
Compensation expense relating to
  stock options and warrants.........                                                                                           599
Unrealized gain on short-term
  investments........................
                                       ------------  ------------  ------------ ------------ ------------  ------------ ------------
Balance at December 31, 2000 ........   16,090,587            --            --           16           --            --      116,017

2001
Net loss ............................
Units issued in private
  placement, net ....................    1,127,274                                       1                                   18,247
Stock options exercised .............      596,888                                       1                                    1,251
Increase in capital due to
  issuance of stock by
  subsidiaries ......................                                                                                         1,283
Compensation expense relating
  to stock options and warrants .....                                                                                            47
Stock dividend (Note 1 and 8) .......    1,777,710                                       2                                   21,684
Unrealized loss on short-term
  investments .......................
Unrealized loss on foreign
  currency translation ..............
                                       ------------  ------------  ------------ ------------ ------------  ------------ ------------
Balance at December 31, 2001 ........   19,592,459            --            --           20           --            --      158,529

2002
Net loss ............................
Stock options exercised .............       48,349                                                                              136
Decrease in capital due to
  issuance of stock by
  subsidiaries ......................                                                                                          (550)
Compensation expense relating
  to stock options ..................                                                                                            19
Unrealized loss on short-term
  investments .......................
Unrealized gain on foreign
  currency translation ..............
Dividends paid by subsidiary ........                                                                                           (11)
Stock cancellation due to
  recapitalization ..................  (19,640,808)                                     (20)                                     20
Stock issuance due to
  recapitalization ..................                 19,640,808    10,963,499                        20            11          (31)
Stock issuance related to
  acquisition of additional
  CombiMatrix Corporation shares ....                               11,987,052                                      12       80,370
Stock options exercised .............                                   14,228                                                   29
Compensation expense relating to
  stock options .....................                                                                                           116
                                       ------------  ------------  ------------ ------------ ------------  ------------ ------------
Balance at December 31, 2002 ........           --    19,640,808    22,964,779  $        --  $        20   $        23  $   238,627
                                       ============  ============  ============ ============ ============  ============ ============

(CONTINUED ON NEXT PAGE)
                                                                F-5a

                                                     ACACIA RESEARCH CORPORATION
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                              (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                                      WARRANTS TO
                                                                        PURCHASE
                                                     DEFERRED STOCK      COMMON        ACCUMULATED     COMPREHENSIVE
                                                      COMPENSATION        STOCK          DEFICIT        INCOME(LOSS)       TOTAL
                                                      ------------     ------------    ------------     ------------    ------------
2000
Balance at December 31, 1999 ..................       $        --      $        58     $   (17,093)     $        --     $    45,262
Net loss ......................................                                            (38,959)                         (38,959)
Units issued in private placements, net .......                                 86                                           22,286
Stock options exercised .......................                                                                               2,132
Stock issuance related to acquisition of
  additional CombiMatrix Corporation shares ...                                                                              11,634
Warrants exercised ............................                                (58)                                          14,820
Increase in capital due to issuance of stock
  by subsidiaries .............................                                                                               2,293
Compensation expense relating to stock
  options and warrants ........................                                                                                 599
Unrealized gain on short-term investments .....                                                                  77              77
                                                      ------------     ------------    ------------     ------------    ------------
Balance at December 31, 2000 ..................                --               86         (56,052)              77          60,144

2001
Net loss ......................................                                            (22,272)                         (22,272)
Units issued in private placement, net ........                                113                                           18,361
Stock options exercised .......................                                                                               1,252
Increase in capital due to issuance of stock
  by subsidiaries .............................                                                                               1,283
Compensation expense relating to stock
  options and warrants ........................                                                                                  47
Stock dividend (Note 1 and 8) .................                                            (21,688)                              (2)
Unrealized loss on short-term investments .....                                                                  (9)             (9)
Unrealized loss on foreign currency translation                                                                 (72)            (72)
                                                      ------------     ------------    ------------     ------------    ------------
Balance at December 31, 2001 ..................                --              199        (100,012)              (4)         58,732

2002
Net loss ......................................                                            (58,973)                         (58,973)
Stock options exercised .......................                                                                                 136
Decrease in capital due to issuance of stock
  by subsidiaries .............................                                                                                (550)
Compensation expense relating to stock options                                                                                   19
Unrealized loss on short-term investments .....                                                                 (38)            (38)
Unrealized gain on foreign currency translation                                                                  40              40
Dividends paid by subsidiary ..................                                                                                 (11)
Stock cancellation due to recapitalization ....                                                                                  --
Stock issuance due to recapitalization ........                                                                                  --
Stock issuance related to acquisition of
  additional CombiMatrix Corporation shares ...            (4,207)                                                           76,175
Stock options exercised .......................                                                                                  29
Compensation expense relating to stock options                184                                                               300
                                                      ------------     ------------    ------------     ------------    ------------
Balance at December 31, 2002 ..................       $    (4,023)     $       199     $  (158,985)     $        (2)    $    75,859
                                                      ============     ============    ============     ============    ============

                                                                F-5b

                                                     ACACIA RESEARCH CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)
                                                             (UNAUDITED)

                                                                                                   2002         2001          2000
                                                                                                 ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations: ........................................................    $(58,773)    $(22,272)    $(29,159)
Adjustments to reconcile net loss from continuing
 operations to net cash used in operating activities:
    Depreciation and amortization ...........................................................       3,533        3,869        2,657
    Equity in losses of affiliate ...........................................................          --          195        1,746
    Minority interests ......................................................................     (23,806)     (17,540)      (9,166)
    Non-cash stock compensation .............................................................       6,427       20,819       10,704
    Charge for acquired in-process research and development .................................      17,237           --        2,508
    Deferred tax benefit ....................................................................        (289)        (182)         (81)
    Write-off of equity investments .........................................................          --           --        2,603
    Write-off of other assets ...............................................................          --          918           --
    Net sales (purchases) of trading securities .............................................       4,124       (4,135)          --
    Unrealized losses (gains) on short-term investments .....................................         249         (237)          --
    Issuance of common stock by subsidiary - legal settlement charge ........................      17,471           --           --
    Impairment of cost method investment ....................................................       2,748           --           --
    Other ...................................................................................          99          354          293
 Changes in assets and liabilities:
    Accounts receivable, prepaid expenses, other receivables and other assets ...............        (178)        (713)      (2,029)
    Accounts payable, accrued expenses and other ............................................        (143)       1,085        2,040
    Deferred revenues .......................................................................      11,640        7,460           --
                                                                                                 ---------    ---------    ---------
    Net cash used in operating activities from continuing operations ........................     (19,661)     (10,379)     (17,884)
    Net cash used in operating activities from discontinued operations ......................        (905)      (2,182)     (16,600)
                                                                                                 ---------    ---------    ---------
    Net cash used in operating activities ...................................................     (20,566)     (12,561)     (34,484)
                                                                                                 ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equity investments ..........................................................          --           --          (54)
    Purchase of additional equity in consolidated subsidiaries ..............................        (200)      (3,304)        (970)
    Purchase of property and equipment ......................................................      (1,080)      (3,775)      (2,476)
    Proceeds from sale of property and equipment ............................................         361           --           --
    Proceeds from sale and leaseback arrangement ............................................          --        3,000           --
    Purchase of available-for-sale investments ..............................................     (11,338)     (56,686)     (43,606)
    Sale of available-for-sale investments ..................................................      20,383       76,275        3,975
    Purchase of common stock from minority stockholders of subsidiaries .....................        (217)      (2,550)          --
    Acquisition costs .......................................................................        (834)          --           --
    Other ...................................................................................        (100)          --           --
                                                                                                 ---------    ---------    ---------

    Net cash provided by (used in) investing activities from continuing operations ..........       6,975       12,960      (43,131)
    Net cash used in investing activities from discontinued operations ......................          (3)        (145)      (1,173)
                                                                                                 ---------    ---------    ---------
    Net cash provided by (used in) investing activities .....................................       6,972       12,815      (44,304)
                                                                                                 ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the exercise of stock options and warrants ................................         242        1,774       17,771
    Capital contributions from minority shareholders of subsidiaries, net of issuance costs .         300        3,257       37,322
    Capital distributions to minority shareholders of subsidiaries ..........................        (618)          --           --
    Proceeds from sale of common stock, net of issuance costs ...............................          --       18,349       22,199
    Repayment of capital lease obligation ...................................................      (2,779)        (221)          --
    Other ...................................................................................         (11)          --           28
                                                                                                 ---------    ---------    ---------

    Net cash (used in) provided by financing activities .....................................      (2,866)      23,159       77,320
                                                                                                 ---------    ---------    ---------

(Decrease) increase in cash and cash equivalents ............................................     (16,460)      23,413       (1,468)
                                                                                                 ---------    ---------    ---------

Cash and cash equivalents, beginning ........................................................      59,451       36,163       37,631
Effect of exchange rate on cash .............................................................          92         (125)          --
                                                                                                 ---------    ---------    ---------

Cash and cash equivalents, ending ...........................................................    $ 43,083     $ 59,451     $ 36,163
                                                                                                 =========    =========    =========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ACACIA RESEARCH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     DESCRIPTION OF BUSINESS

         Acacia Research Corporation ("we," "us" and "our") develops, acquires and licenses enabling technologies for the life sciences and media technologies sectors, which comprise the two business groups of Acacia Research Corporation.

         Our life sciences business, referred to as the "CombiMatrix group," is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's majority-owned subsidiaries, Advanced Material Sciences, Inc. ("Advanced Material Sciences") and CombiMatrix KK. Our core technology in the life sciences sector has been developed by CombiMatrix Corporation. CombiMatrix Corporation is a life sciences technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip. This proprietary technology has significant applications relating to genomic and proteomic research. Advanced Material Sciences, a development stage company, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences. CombiMatrix KK, a majority-owned Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix Corporation's active biochip system with pharmaceutical and biotechnology companies in the Asian market.

         Our media technologies business, referred to as "Acacia Technologies group," is comprised primarily of Acacia Research Corporation's wholly owned media technology subsidiaries, Acacia Media Technologies and Soundview Technologies. The Acacia Technologies group owns patented intellectual property in the media technologies sector. The Acacia Technologies group owns a digital media transmission ("DMT") technology enabling the digitization, encryption, storage, transmission, receipt and playback of digital content. The DMT technology is protected by five U.S. and seventeen international patents. The DMT technology is utilized by a variety of companies, including cable companies, hotel in-room entertainment companies, Internet movie companies, Internet music companies, on-line adult entertainment companies, on-line learning companies and other companies that stream audio or audio/video content. The Acacia Technologies group also owns a technology commonly known as the V-chip. The V-chip was adopted by manufacturers of televisions sold in the U.S. to provide blocking of certain programming based upon its content rating code, in compliance with the Telecommunications Act of 1996. The V-chip technology is protected by U.S. Patent No. 4,554,584.

         Following is a summary of the principal wholly owned companies that constitute our two business groups:

GROUP / COMPANY                             DESCRIPTION OF BUSINESS
---------------                             -----------------------

COMBIMATRIX GROUP:

CombiMatrix Corporation                 A life sciences technology company with
                                        a proprietary system for rapid, cost
                                        competitive creation of DNA and other
                                        compounds on a programmable
                                        semiconductor chip. This proprietary
                                        technology has significant applications
                                        relating to genomic and proteomic
                                        research, biological and chemical
                                        detection and combinatorial chemistry
                                        markets.

                                        Advanced Material Sciences, a
                                        development stage company and
                                        majority-owned subsidiary of CombiMatrix
                                        Corporation, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences. CombiMatrix KK, a majority-owned Japanese subsidiary of CombiMatrix Corporation, is exploring opportunities for CombiMatrix
                                        Corporation's active biochip system with pharmaceutical and biotechnology companies in the Asian market.

ACACIA TECHNOLOGIES GROUP:

Acacia Media Technologies Corporation   A media technology company that owns a
                                        digital media transmission technology
                                        used to digitize, encrypt, store,
                                        transmit, receive and playback digitized content sent via pathways such as cable, satellite and the Internet, and covering a variety of services such as those commonly known as video-on-demand, audio-on-demand and streaming media.

Soundview Technologies Incorporated     A media technology company that owns
                                        intellectual property related to the
                                        telecommunications field, including a
                                        television blanking system, also known
                                        as "V-chip," which it licenses to
                                        television manufacturers.


         We were incorporated on January 25, 1993 under the laws of the State of California. In December 1999, we changed our state of incorporation from California to Delaware. Acacia Research Corporation owns and operates emerging corporations with intellectual property rights, certain of which are involved in developing new or unproven technologies. There is no assurance that any or all such technologies will be successful, and even if successful, that the development of such technologies can be commercialized.

LIQUIDITY AND RISKS

          To date, we and our subsidiaries have relied primarily upon selling equity securities to generate the funds needed to finance the implementation of our plans of operation for our subsidiaries. Our subsidiaries may be required to obtain additional financing, which would require us to make additional investments or face a dilution of our equity interests. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our businesses may suffer. Our business operations are also subject to certain risks and uncertainties, including:

         o    market acceptance of products and services;
         o technological advances that may make our products and services obsolete or less competitive;
         o increases in operating costs, including costs for supplies, personnel and equipment;
         o    the availability and cost of capital;
         o    general economic conditions; and
         o governmental regulation that may restrict our subsidiaries businesses.

         Acacia Research Corporation has generated substantially all of its revenues from licensing the Acacia Technologies group's patented V-chip technology to television manufacturers. The V-chip patent expires in July 2003. The Acacia Technologies group will not be able to collect royalties for televisions containing V-chip technology sold after the expiration of the patent, but it may still collect revenues from the sale of such televisions in the U.S. before the expiration date. The Acacia Technologies group is beginning to market and commercially license its DMT technology and is currently developing additional technologies. However, there can be no assurance that the Acacia Technologies group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the Acacia Technologies group and on Acacia Research Corporation's ability to achieve its intended business objectives. The Acacia Technologies group's success also depends on its ability to enforce and protect its intellectual property.

          The CombiMatrix group is deploying unproven technologies and continues to develop its commercial products. The CombiMatrix group is currently substantially dependent on its existing arrangement(s) with Roche Diagnostics GmbH ("Roche"), and relies upon payments by Roche for a majority of its future revenues. The CombiMatrix group expends a majority of its resources toward fulfilling its contractual obligations under the Roche agreements. Roche's primary service to the CombiMatrix group is to distribute and proliferate its technology platform. The CombiMatrix group will need to enter into additional strategic partnerships to develop and commercialize future products. However, there can be no assurance that the CombiMatrix group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the CombiMatrix group's and Acacia Research Corporation's ability to achieve its intended business objectives. The CombiMatrix group's success also depends on its ability to protect its intellectual property.

RECAPITALIZATION AND MERGER TRANSACTIONS

         On December 11, 2002, our stockholders voted in favor of a recapitalization transaction whereby we created two new classes of common stock called "Acacia Research-CombiMatrix stock," or AR-CombiMatrix stock, and "Acacia Research-Acacia Technologies stock," or AR-Acacia Technologies stock, and divided our existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation's CombiMatrix group, and to benefit from its research and development efforts. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation's Acacia Technologies group and to benefit from the licensing of its technologies. In the recapitalization, which became effective on December 13, 2002, Acacia Research Corporation stockholders received 0.5582 of a share of AR-CombiMatrix stock, and one share of AR-Acacia Technologies stock, for each share of common stock that they owned. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of our different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups. The AR-Acacia Technologies stock is listed on the Nasdaq National Market System, and the AR-CombiMatrix stock is listed on the Nasdaq SmallCap Market.

         On December 11, 2002, Acacia Research Corporation stockholders and CombiMatrix Corporation stockholders voted in favor of a merger transaction pursuant to which we acquired the stockholder interests in CombiMatrix Corporation not already owned by us (52% of the total stockholder interests in CombiMatrix Corporation). The acquisition was accomplished through a merger, effective December 13, 2002, in which stockholders of CombiMatrix Corporation other than Acacia Research Corporation received one share of the new AR-CombiMatrix stock in exchange for each share of CombiMatrix Corporation common stock that they owned immediately prior to the merger. On December 11, 2002, the stockholders of Acacia Research Corporation also approved the adoption of two new stock incentive plans for the two business groups.

         All share and per share information in the consolidated financial statements and accompanying notes to the consolidated financial statements, unless otherwise noted, give effect to the recapitalization as of January 1, 2002. Share and per share information is excluded for the AR-CombiMatrix stock and the AR-Acacia Technologies stock for all periods prior to 2002 as the two new securities were not part of Acacia Research Corporation's capital structure prior to 2002.

GENERAL

         In January 2001, we completed an institutional private equity financing raising gross proceeds of $19.0 million ($17.9 million, net of issuance costs) through the issuance of 1,107,274 units. Each unit consists of one share of our common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase, a share of AR-Acacia Technologies stock and a fraction of a share of AR-CombiMatrix stock at a price of $13.23 and $10.50 per share, respectively. The separate warrants are callable by us once the closing bid price of our AR-Acacia Technologies stock averages $16.53 and our AR-CombiMatrix stock averages $13.13, or above for 20 or more consecutive trading days on the Nasdaq Stock Market. We issued an additional 20,000 units in lieu of cash payments for finders' fees in conjunction with the private placement. Proceeds from this equity financing were attributed to the Acacia Technologies group.

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

         On October 22, 2001, our board of directors declared a ten percent (10%) stock dividend. The stock dividend totaling 1,777,710 shares of our common stock was distributed on December 5, 2001 to stockholders of record as of November 21, 2001. All references to the number of shares (other than common stock issued or outstanding on the 2001 and 2000 consolidated statements of stockholders' equity), per share amounts and any other reference to shares in the 2001 and 2000 consolidated financial statements and accompanying notes to the consolidated financial statements, unless otherwise noted, have been adjusted to reflect the stock dividend on a retroactive basis.

         In November 2001, we increased our ownership interest in Acacia Media Technologies Corporation ("Acacia Media Technologies"), formerly Greenwich Information Technologies LLC, from 33% to 100% through the purchase of the ownership interest of the former limited liability company's other member. In December 2001, we converted the company from a limited liability company to a corporation and changed the name of the company to Acacia Media Technologies (see Note 6).

         In the third quarter of 2000, we completed a private offering of 861,638 units at $27.50 per unit for gross proceeds of approximately $23.7 million ($22.0 million, net of issuance costs). Each unit consists of one share of common stock and one common stock purchase warrant entitling the holder to purchase a share of AR-Acacia Technologies stock and a fraction of a share of AR-CombiMatrix stock at an exercise price of $20.79 and $16.51 per share, respectively, subject to adjustment, expiring in three years. The separate warrants are callable by us once the closing bid price of our AR-Acacia Technologies stock averages $24.94 and our AR-CombiMatrix stock averages $19.81, or above for 20 consecutive trading days on the Nasdaq Stock Market. We issued an additional 11,000 units in lieu of cash payments for finders' fees in conjunction with the private placement. Proceeds from this equity financing were attributed to the Acacia Technologies group.

         In the fourth quarter of 1999, we completed a private placement consisting of the sale of units, each composed of one share of Acacia Research Corporation's common stock and one-half of a common stock purchase warrant. We issued 974,771 units at an offering price of $21.50 per unit. Approximately $21.0 million ($19.1 million, net of issuance costs) was raised from this financing. During the first quarter of 2000, we issued a 30-day redemption notice for these warrants. As a result, all of these warrants were exercised prior to the redemption date with Acacia Research Corporation receiving proceeds of approximately $14.8 million.

ACACIA TECHNOLOGIES GROUP

         ACACIA MEDIA TECHNOLOGIES

         In July 2002, Acacia Media Technologies was granted a patent for its digital media transmission technology in Japan. The patent provides coverage through January 2, 2012.

         SOUNDVIEW TECHNOLOGIES

         In September 2002, the United States District Court for the District of Connecticut granted a motion for summary judgment filed by the defendants in Soundview Technologies pending patent infringement and antitrust lawsuit, alleging that television sets utilizing certain content blocking technology (commonly known as the "V-chip") and sold in the United States infringe Soundview Technologies' U.S. Patent No. 4,554,584. In granting the motion, the court ruled that the defendants have not infringed on Soundview Technologies' patent. See Note 13 for additional information related to the motion granted.

         In June 2001, Soundview Technologies repurchased the stock of the former minority stockholders of Soundview Technologies in exchange for a cash payment and the grant to the former stockholders of the right to receive 26% of future net revenues generated by Soundview Technologies' current patent portfolio, which includes its V-chip patent. As of December 31, 2002, total consideration paid combined with amounts accrued pursuant to the stock repurchase agreements totaled $2,825,000. Acacia Research Corporation accounts for contingent purchase consideration as an additional cost of the acquired enterprise. As a result of the stock repurchase transaction our ownership interest in Soundview Technologies increased from 67% to 100%.

         During 2001, Soundview Technologies executed separate settlement and/or license agreements with Samsung Electronics, Hitachi America, Ltd., LG Electronics, Inc., Funai Electric Co. Ltd., Daewoo Electronics Corporation of America, Sanyo Manufacturing Corporation, Thomson Multimedia, Inc., JVC Americas

Corporation, Matsushita Electric Industrial Co., Ltd. and Orion Electric Co., Ltd. In addition, Soundview Technologies settled its lawsuits with Pioneer Electronics (USA) Incorporated, an affiliate of Pioneer Corporation, and received payments from Philips Electronics pursuant to a settlement and license agreement signed in December 2000. Certain of these license agreements constitute settlements of patent infringement litigation brought by Soundview Technologies. As of December 31, 2002, we have received license fee payments totaling $25,673,000 from the settlement and license agreements and have granted non-exclusive, retroactive and future licenses of Soundview Technologies' U.S. Patent No. 4,554,584 to the respective television manufacturers. Certain of the settlement and license agreements provide for future royalty payments to Soundview Technologies. License fee payments received during 2001 totaling $1,500,000 are included in deferred revenues pursuant to the terms of the respective agreements.

COMBIMATRIX GROUP

         COMBIMATRIX CORPORATION

         In February 2002, CombiMatrix Corporation was awarded a six month $100,000 Phase I National Institutes of Health grant for the development of its protein biochip technology. This grant was completed in August of 2002.

         In April 2002, CombiMatrix Corporation's Japanese subsidiary entered into a technology access and purchase agreement in Japan with the Computational Biology Research Center ("CBRC"), a division of the Japanese National Institute of Advanced Industrial Science and Technology. CBRC has purchased a CombiMatrix Corporation gene chip synthesizer and entered into a multi-year agreement to purchase blank chips. The agreement also gives CBRC access to CombiMatrix Corporation's set of informatics tools to help in its efforts to expand biotechnology related businesses in Japan.

         On April 25, 2002, CombiMatrix Corporation purchased our interest in Advanced Material Sciences. CombiMatrix Corporation issued 180,982 shares of its common stock to us in exchange for our 58% interest in Advanced Material Sciences. As a result of the sale of our interest in Advanced Material Sciences, CombiMatrix Corporation currently owns 87% of Advanced Material Sciences and the remaining interests are owned by unaffiliated third parties (see Note 6).

         In May 2002, CombiMatrix Corporation's Japanese subsidiary entered into a technology access collaboration and purchasing agreement with the Genome Science Laboratory at the Research Center for Advanced Science and Technology ("RCAST") of the University of Tokyo. Under the terms of the agreement, RCAST has installed a CombiMatrix Corporation gene chip synthesizer and entered into a multi-year agreement to purchase blank chips. The agreement includes a memorandum of understanding that in the event of the discovery or development of novel and valuable content, candidates or products, the parties will establish an agreement for the commercialization of those discoveries.

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. ("Nanogen") to settle all pending litigation between the parties. See Note 13 for a description of the settlement and related terms.

         In September 2002, CombiMatrix Corporation amended and restated its non-exclusive worldwide license and supply and research and development agreements with Roche, pursuant to which CombiMatrix Corporation and Roche will develop a platform technology, providing a range of standardized biochips for use in research applications. These agreements were originally entered into in July 2001. Under the agreements, Roche has made cash payments to CombiMatrix Corporation of $11.5 million and $5.3 million during the years ended December 31, 2002 and 2001, respectively, and will continue to make payments for the deliverables stipulated and for expanded license and manufacturing rights. Under the terms of the revised agreements, it is contemplated that Roche will co-develop, use, manufacture, market and distribute CombiMatrix Corporation's active biochip system for rapid production of both catalog and customizable biochips. CombiMatrix Corporation's goal is to develop a platform technology, providing a range of standardized biochips for use in research applications. The agreements provide for minimum payments by Roche to CombiMatrix Corporation over the first three years, including milestone achievement payments, payments for products, royalties and payments for research and development projects. As of December 31, 2002, all payments received under this agreement have been recorded as deferred revenue. To date, CombiMatrix Corporation has completed several strategic milestones in its strategic alliance with Roche, by developing and delivering prototype components of its microarray platform and by demonstrating several key performance metrics of its custom in-situ microarray system.

         In August 2001, CombiMatrix Corporation entered into a license and supply agreement with the National Aeronautics and Space Administration ("NASA"). The agreement has a two-year term and provides for the license, purchase and use by the NASA Ames Research Center of CombiMatrix Corporation's active biochips (microarrays) and related technology to conduct biological research in terrestrial laboratories and in space.

         In October 2001, CombiMatrix KK formed a joint venture with Marubeni Japan, one of Japan's leading trading companies. The joint venture, based in Tokyo, is focusing on development and licensing opportunities for CombiMatrix Corporation's biochip technology with pharmaceutical and biotechnology companies in the Japanese market. Marubeni made an investment of $1.1 million to acquire a ten percent (10%) minority interest in the joint venture.

         ADVANCED MATERIAL SCIENCES

         In May 2001, Advanced Material Sciences completed a private equity financing raising gross proceeds of $2.0 million through the issuance of 2,000,000 shares of common stock. Acacia Research Corporation invested $155,000 in this private placement to acquire 155,000 shares. As a result of the transaction, our equity ownership in Advanced Material Sciences decreased from 66.7% to 58.1%. We accounted for the purchase of 155,000 shares of Advanced Material Sciences as a step acquisition using the purchase method of accounting. The total purchase price was allocated to the fair value of assets acquired and liabilities assumed. As a result of the decrease in our ownership interest due to our disproportionate purchase of additional shares in Advanced Material Sciences, we recorded a gain reflected in the statement of stockholders' equity as a direct increase to capital in excess of par. Advanced Material Sciences issued an additional 29,750 shares of common stock, in lieu of cash payments, and warrants to purchase approximately 54,000 shares of common stock, for finders' fees in connection with the private placement. Each common stock purchase warrant entitles the holder to purchase shares of Advanced Material Sciences common stock at a price of $1.10 per share. Proceeds from this equity financing were attributed to the CombiMatrix group.

         Advanced Material Sciences was formed in November 2000 and holds an exclusive license to CombiMatrix Corporation's biological processor technology within the field of material science. Initial investments for Advanced Material Sciences consisted of $2.0 million from us and $1.0 million from CombiMatrix Corporation.


2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ACCOUNTING PRINCIPLES AND FISCAL YEAR END. The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. We have a December 31 year end.

         PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of Acacia Research Corporation and its wholly owned and majority-owned subsidiaries. Investments for which Acacia Research Corporation possesses the power to direct or cause the direction of the management and policies, either through majority ownership or other means, are accounted for under the consolidation method. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which we maintain an ownership interest of 20% to 50% or exercise significant influence over operating and financial policies are accounted for under the equity method. The cost method is used where we maintain ownership interests of less than 20% and do not exercise significant influence over the investee.

         REVENUE RECOGNITION. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") and related authoritative pronouncements. License fee income is recognized as revenue when (i) persuasive evidence of an arrangement exists,
(ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured. Revenues from government grants and contracts are recognized as the related services are performed, when the services have been accepted by the grantor and collectibility is reasonably assured. Amounts recognized are limited to amounts due from the grantor based upon the contract or grant terms

         Revenue from the sale of products and services is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable and (iv) collectibility is reasonably assured.

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

         Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. During the years ended December 31, 2002 and 2001, we recorded a total of $19,100,000 as deferred revenues related to payments received under multiple-element arrangements and other advances. See Note 7 regarding adjustments to CombiMatrix Corporation's deferred revenues in connection with Acacia Research Corporation's acquisition of the ownership interests in CombiMatrix Corporation not already owned by us in December 2002 and the application of the purchase method of accounting. Deferred revenues, as adjusted, will be recognized as revenue in future periods when the applicable revenue recognition criteria as describe above are met.

         CASH AND CASH EQUIVALENTS. We consider all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

         SHORT-TERM INVESTMENTS. Our short-term investments are held in a variety of interest bearing instruments including high-grade corporate bonds, commercial paper, money market accounts and other marketable securities. Investments in securities with original maturities of greater than three months and less than one year are classified as short-term investments. Investments are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Certain of our investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders' equity until realized. At December 31, 2001, certain of our investments were classified as trading securities, which have been reported at fair value. At December 31, 2002, there were no investments classified as trading securities. Realized and unrealized gains and losses in the value of trading securities are included in net income (loss) in the consolidated statements of operations and comprehensive loss.

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

         PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Major additions and improvements that materially extend useful lives of property and equipment are capitalized. Maintenance and repairs are charged against the results of operations as incurred. When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in the statement of operations and comprehensive loss for the period of sale or disposal. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

         Machine shop and laboratory equipment.........  5 years
         Furniture and fixtures........................  3 to 7 years
         Computer hardware and software................  3 to 5 years
         Leasehold improvements........................  Lesser of lease term or useful life of
                                                         improvement

         Construction in progress includes direct costs incurred related to internally constructed assets which are depreciated once the asset is placed into service. Equipment held under capital lease is included in property, plant and equipment and amortized using the straight-line method over the lease term. At December 31, 2001, the related capital lease obligation is recorded as a liability in the consolidated balance sheet. Capital lease amortization is included in depreciation expense in the consolidated statement of operations and comprehensive loss. In November 2002, the capital lease obligation was repaid.

         PREPAID PUBLIC OFFERING COSTS. As of September 30, 2001, CombiMatrix Corporation capitalized $1,353,000 of costs incurred in connection with the filing of a registration statement with the SEC in November 2000. Deferred costs totaling $918,000 are included in current assets in our December 31, 2000 consolidated balance sheet. In the fourth quarter of 2001, all of these deferred costs were charged to operations.

         ORGANIZATION COSTS. Costs of start-up activities, including organization costs, are expensed as incurred.

         PATENTS AND GOODWILL. Goodwill and identifiable intangibles, including patents, are recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible assets acquired. Patents, once issued, and goodwill (pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer amortized, see "Recent Accounting Pronouncements") are amortized on the straight-line method over their economic remaining useful lives, ranging from three to twenty years.

         POTENTIAL IMPAIRMENT OF LONG-LIVED ASSETS. We review long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

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

         STOCK-BASED COMPENSATION. At December 31, 2002, Acacia Research Corporation has two stock-based employee compensation plans, which are described more fully in Note 11. Compensation cost of stock options issued to employees is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is generally deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). We have adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") with respect to options issued to employees. Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by SFAS No. 123 and related interpretations.

         The following table illustrate the effect on net loss and loss per share if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

                                                                  AR-ACACIA
                                                                 TECHNOLOGIES   AR-COMBIMATRIX
                                                                    STOCK           STOCK        ACACIA RESEARCH CORPORATION
                                                                  ----------      ----------     ----------------------------
                                                                     2002            2002            2001             2000
                                                                  ----------      ----------      ---------        ---------
Loss from continuing operations as reported....................   $ (12,554)      $ (46,219)      $(22,272)        $(29,159)
Stock-based compensation, intrinsic value method, net of tax...          19           3,660         12,335            6,408
Pro forma stock based compensation fair value method,
  net of tax ..................................................      (5,034)         (7,198)        (4,907)          (4,928)
Loss from continuing operations, pro forma.....................     (17,569)        (49,757)       (14,844)         (27,679)
Basic loss per share from continuing operations as reported....       (0.64)          (2.01)         (1.16)           (1.78)
Basic loss per share from continuing operations, pro forma.....       (0.89)          (2.17)         (0.77)           (1.69)
Diluted loss per share from continuing operations as reported..       (0.64)          (2.01)         (1.16)           (1.78)
Diluted loss per share from continuing operations, pro forma...       (0.89)          (2.17)         (0.77)           (1.69)

--------------------------------------------------------------------------------
Note: The stock-based compensation information above gives effect to the recapitalization as of January 1, 2002. As a result, stock-based compensation information related to Acacia Research Corporation common stock in 2002 has been omitted from the table above. Further, stock-based compensation information related to the AR-Acacia Technologies stock and the AR-CombiMatrix stock has been omitted for all periods prior to 2002 as the two new securities were not part of Acacia Research Corporation's capital structure prior to 2002.

         The fair value of Acacia Research Corporation stock options was determined using the Black-Scholes option-pricing model, assuming weighted average risk free annual interest of 4.52% and 6.31% in 2001 and 2000, respectively, volatility of approximately 75%, with expected lives of approximately four years and no expected dividends.

         The fair value of AR-Acacia Technologies stock options was determined using the Black-Scholes option-pricing model, assuming weighted average risk free annual interest rate of 3.43%, volatility of approximately 100%, with expected lives of approximately five years and no expected dividends.

         The fair value of AR-CombiMatrix stock options was determined using the Black-Scholes option-pricing model, assuming weighted average risk free annual interest rate of 4.38%, volatility of approximately 100%, with expected lives of approximately five years and no expected dividends.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies, which are utilized in research and development and which have no alternative future use are expensed when incurred. Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. Software developed for use in our products is expensed as incurred until both
(i) technological feasibility for the software has been established and (ii) all research and development activities for the other components of the system have been completed. We believe these criteria are met after we have received evaluations from third-party test sites and completed any resulting modifications to the products. Expenditures to date have been classified as research and development expense.

         Acacia Research Corporation recorded charges for acquired in-process research and development ("IPR&D") of $17,237,000 in 2002 and $2,508,000 in 2000, in connection with certain step acquisitions of additional ownership interests in CombiMatrix Corporation. The value assigned to acquired in-process technology was determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair value was estimable with reasonable reliability. Charges for acquired in-process research and development were attributed to the CombiMatrix group. See Note 7 for description of 2002 IPR&D projects.

         INCOME TAXES. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Acacia Research Corporation's financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

         ACCOUNTING FOR SALES OF STOCK BY A SUBSIDIARY. Gains or losses resulting from a subsidiary's sale of stock to third parties at a price per share in excess of or below Acacia Research Corporation's average carrying amount per share are generally reflected in stockholders' equity as a direct increase or decrease to capital in excess of par or stated value. See Note 8 for description of gains and losses reflected in stockholders' equity as a result of our subsidiaries' sales and other issuances of stock to third parties.

         COMPREHENSIVE (LOSS) INCOME. Comprehensive (loss) income is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.

         SEGMENT REPORTING. We use the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of Acacia Research Corporation's reportable segments. At December 31, 2002 our reporting segments were modified to reflect the attribution of assets and liabilities and the allocation of expenditures consistent with the management and allocation policies used in the preparation of the separate Acacia Technologies group and CombiMatrix group financial statements. Segment information has been adjusted for all periods presented.

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

         LOSS PER SHARE. Basic loss per share for each class of common stock is computed by dividing the earnings allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock. Diluted earnings per share is computed by dividing the loss allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options.

         The earnings or losses allocated to each class of common stock are determined by Acacia Research Corporation's board of directors. This determination is generally based on the net income or loss amounts of the corresponding group determined in accordance with accounting principles generally accepted in the United States of America, consistently applied. Acacia Research Corporation believes this method of allocation is systematic and reasonable. The Acacia Research Corporation board of directors can, at its discretion, change the method of allocating earnings or losses to each class of common stock at any time.

         The following table presents a reconciliation of basic and diluted loss per share:

                                                                    FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                                       ENDED          ENDED          ENDED
                                                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                       2002           2001            2000
                                                                    -----------    -----------    -----------

ACACIA RESEARCH CORPORATION COMMON STOCK

Weighted Average Number of Common Shares Outstanding
  Used in Computation of Basic Loss per Share .................             --     19,259,256     16,346,099

Dilutive Effect of Outstanding Stock Options and Warrants (a)..             --             --             --
                                                                    -----------    -----------    -----------

Weighted Average Number of Common and Potential Common
  Shares Outstanding Used in Computation of Diluted Loss
  per Share ...................................................             --     19,259,256     16,346,099
                                                                    ===========    ===========    ===========

ACACIA RESEARCH-ACACIA TECHNOLOGIES STOCK

Weighted Average Number of Common Shares Outstanding
  Used in Computation of Basic Loss per Share .................     19,640,808             --             --

Dilutive Effect of Outstanding Stock Options and Warrants (b)..             --             --             --
                                                                    -----------    -----------    -----------

Weighted Average Number of Common and Potential Common
  Shares Outstanding Used in Computation of Diluted Loss
  per Share ...................................................     19,640,808             --             --
                                                                    ===========    ===========    ===========

ACACIA RESEARCH-COMBIMATRIX STOCK

Weighted Average Number of Common Shares Outstanding
  Used in Computation of Basic Loss per Share .................     22,950,746             --             --

Dilutive Effect of Outstanding Stock Options and Warrants (c)..             --             --             --
                                                                    -----------    -----------    -----------

Weighted Average Number of Common and Potential Common
  Shares Outstanding Used in Computation of Diluted Loss
  per Share ...................................................     22,950,746             --             --
                                                                    ===========    ===========    ===========

   ---------------------------

   (a) Potential Acacia Research Corporation (predecessor) common shares of 719,471 and 1,046,072 at December 31, 2001 and 2000, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.

   (b) Potential AR - Acacia Technologies common shares of 46,857 at December 31, 2002 have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.

   (c) Potential AR - CombiMatrix common shares of 305,256 at December 31, 2002 have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.


         RECLASSIFICATIONS. Certain immaterial reclassifications of prior year amounts have been made to conform to the 2002 presentation.

         ACCOUNTING CHANGES. Effective January 1, 2001, we changed our accounting policy for balance sheet classification of employee stock-based compensation resulting from awards in consolidated subsidiaries. Historically, the consolidated financial statements have accounted for cumulative earned employee stock-based compensation related to subsidiaries as a liability, under the caption "accrued stock compensation." Management believes a change to reflect these cumulative charges as minority interests is preferable as it better reflects the underlying economics of the stock-based compensation transaction. As a result of the change, effective January 1, 2001, minority interests has been increased by $10,392,000, and accrued stock compensation of $10,392,000 has been decreased. The change in accounting policy does not affect previously reported consolidated net income (loss).

         During March 1998, CombiMatrix Corporation issued $1,450,000 principal amount of 6% unsecured subordinated convertible promissory notes due in 2001. The notes had a contingent beneficial conversion feature with intrinsic value of $246,000. We adopted Emerging Issues Task Force ("EITF") No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments" ("EITF 00-27"), in the fourth quarter of 2000. The adoption of EITF 00-27 resulted in a charge of $246,000 in the year ended December 31, 2000 for the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes."

         RECENT ACCOUNTING PRONOUNCEMENTS. In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations." Changes made by SFAS No. 141 include (1) requiring the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and (2) establishing specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001.

         We adopted SFAS No. 142 effective January 1, 2002 and ceased amortizing goodwill on that date. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This standard provides that goodwill is not subject to amortization. Instead, it is subject to a periodic review that must occur at least annually at a reporting unit level for possible impairment. This review is known as the "two-step" impairment test and provides that the initial "first-step" reviews of each reporting unit must be completed within six months of the adoption of the standard. The "first-step" of the goodwill impairment test, used to identify potential impairment, compares the fair value of each reporting unit with its carrying amount, including goodwill. If upon completion of these initial reviews an impairment of goodwill is indicated, the "second-step" is required to be performed, which will compare the implied fair value of each reporting unit goodwill with the carrying amount of goodwill. In connection with the adoption of SFAS No. 142, we performed a transitional goodwill impairment assessment and a year end goodwill impairment assessment and determined that there was no impairment of goodwill. The fair value of our two reporting units was estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         The Acacia Technologies group had $1,834,000 and $1,776,000 of goodwill at December 31, 2002 and 2001 (net of $2,258,000 of accumulated amortization), respectively, and recorded $216,000 and $451,000 of goodwill amortization expense in 2001 and 2000, respectively. The CombiMatrix group had $18,859,000 and $2,851,000 of goodwill at December 31, 2002 and 2001 (net of $1,312,000 of accumulated amortization), respectively, and recorded $862,000 and $470,000 of goodwill amortization expense in 2001 and 2000, respectively.

         Our net loss and loss per share, adjusted to exclude goodwill amortization expense for 2002, 2001 and 2000 are as follows (in thousands, except earnings per share amounts):

ACACIA RESEARCH CORPORATION

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------
                                             2002                2001             2000
                                        ---------------     --------------    -------------
Reported net loss .................     $      (58,973)     $     (22,272)    $    (38,959)
Add back: goodwill amortization ...                 --              1,078              921
                                        ---------------     --------------    -------------
Adjusted net loss .................     $      (58,973)     $     (21,194)    $    (38,038)
                                        ===============     ==============    =============

LOSS PER SHARE (BASIC AND DILUTED):
Reported net loss .................                 --      $       (1.16)    $      (2.38)
Goodwill amortization .............                 --      $        0.06     $       0.06
                                        ---------------     --------------    -------------
Adjusted net loss .................                 --      $       (1.10)    $      (2.32)
                                        ===============     ==============    =============


ACACIA TECHNOLOGIES GROUP

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------
                                             2002                2001             2000
                                        ---------------     --------------    -------------

Reported net (loss) income ........     $      (12,754)     $       5,757     $    (24,197)
Add back: goodwill amortization ...                 --                216              451
                                        ---------------     --------------    -------------
Adjusted net (loss) income ........     $      (12,754)     $       5,973     $    (23,746)
                                        ===============     ==============    =============

LOSS PER SHARE (BASIC AND DILUTED):
Reported net loss .................     $        (0.65)                --               --
Goodwill amortization .............     $           --                 --               --
                                        ---------------     --------------    -------------
Adjusted net loss .................     $        (0.65)                --               --
                                        ===============     ==============    =============


COMBIMATRIX GROUP

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------
                                             2002                2001             2000
                                        ---------------     --------------    -------------

Reported net loss .................     $      (46,219)     $     (28,029)    $    (14,762)
Add back: goodwill amortization ...                 --                862              470
                                        ---------------     --------------    -------------
Adjusted net loss .................     $      (46,219)     $     (27,167)    $    (14,292)
                                        ===============     ==============    =============

LOSS PER SHARE (BASIC AND DILUTED):
Reported net loss .................     $        (2.01)                --               --
Goodwill amortization .............     $           --                 --               --
                                        ---------------     --------------    -------------
Adjusted net loss .................     $        (2.01)                --               --
                                        ===============     ==============    =============

--------------------------------------------------------------------------------

   (1) The recapitalization transaction discussed elsewhere herein has been given effect as of January 1, 2002 for all share and per share information included in the notes to the consolidated financial statements. As such, per share information for Acacia Research Corporation common stock (predecessor) in 2002 has been excluded from the presentation above.

   (2) The earnings (loss) per share information for 2001 and 2000 (prior to the recapitalization) for AR-CombiMatrix stock and AR-Acacia Technologies stock is omitted from the presentation above as the AR-CombiMatrix stock and the AR-Acacia Technologies stock were not part of the capital structure of Acacia Research Corporation prior to fiscal 2002.

         Acacia Research Corporation's only identifiable intangible assets are patents totaling $15,280,000 and $11,855,000 at December 31, 2002 and 2001,
respectively (net of $7,613,000 and $5,655,000 of accumulated amortization, respectively). The gross carrying amounts and accumulated amortization related to acquired intangible assets, all related to patents, by segment, as of December 31, 2002 and 2001 are as follows (in thousands):

                                       ACACIA TECHNOLOGIES GROUP             COMBIMATRIX GROUP
                                     ------------------------------    ------------------------------
                                         2002             2001              2002             2001
                                     -------------    -------------    -------------    -------------
Gross carrying amount - patents..    $     10,798     $     10,698     $     12,095     $      6,812
Accumulated amortization ........          (6,730)          (5,144)            (883)            (511)
                                     -------------    -------------    -------------    -------------
Patents, net ....................    $      4,068     $      5,554     $     11,212     $      6,301
                                     =============    =============    =============    =============

         Aggregate patent amortization expense was $1,990,000 ($1,591,000 and $399,000 for the Acacia Technologies group and the CombiMatrix group, respectively), $1,618,000 ($1,277,000 and $341,000 for the Acacia Technologies group and CombiMatrix group, respectively) and $1,330,000 ($1,159,000 and $170,000 for the Acacia Technologies group and the CombiMatrix group, respectively) in 2002, 2001 and 2000, respectively.

         The estimated aggregate amortization expense for the years ended December 31, 2003 through 2007 is as follows (in thousands):
                            ACACIA
          YEAR ENDED      TECHNOLOGIES      COMBIMATRIX
         DECEMBER 31,        GROUP             GROUP            TOTAL
         -------------    -------------    -------------    -------------

         2003........     $        500     $      1,095     $      1,595
         2004........              500            1,095            1,595
         2005........              500            1,095            1,595
         2006........              500            1,095            1,595
         2007........              500            1,095            1,595

         Refer to Note 7, "Step Acquisitions of CombiMatrix Corporation," for additions to goodwill and intangibles during the year ended December 31, 2002.

         At December 31, 2002 and December 31, 2001, all of our acquired intangible assets other than goodwill were subject to amortization.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS No. 145"), which is effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 44 set forth industry-specific transitional guidance that did not apply to us. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of SFAS No. 145 did not have a significant impact on our financial position or results of operations.

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

         In December 2002, we adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Acacia Research Corporation has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We will adopt the interim disclosure provisions for our financial reports for the quarter ended March 31, 2003. The adoption of SFAS No. 148 did not have a material effect on our consolidated results of operations or financial position.

          In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," ("FIN 45") an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on Acacia Research Corporation's consolidated financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

          In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires consolidation of variable interest entities by the entity's primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. FIN 46 must be applied beginning July 1, 2003 to variable entities existing prior to February 1, 2003. The adoption of FIN 46 will not have a material impact on Acacia Research Corporation's results of operations or financial condition.

3.     SHORT-TERM INVESTMENTS

         Short-term investments consists of the following at December 31, 2002 and 2001 (in thousands):

          2002                                            AMORTIZED       FAIR
                                                            COST         VALUE
                                                           --------     --------
         Available-for-sale-securities:
             Corporate bonds and notes ................    $ 5,718      $ 5,808
             U.S. government securities ...............      5,698        5,797
                                                           --------     --------
                                                           $11,416      $11,605
                                                           ========     ========

          2001                                            AMORTIZED       FAIR
                                                            COST         VALUE
                                                           --------     --------
         Trading securities ...........................    $    --      $ 4,372

         Available-for-sale-securities:
             Corporate bonds and notes ................     14,427       14,869
             U.S. government securities ...............      5,643        5,869
                                                           --------     --------
                                                           $20,070      $25,110
                                                           ========     ========

         Gross unrealized gains and losses related to available-for-sale securities were not material for 2002 and 2001.

         Contractual maturities for investments in debt securities classified as available-for-sale as of December 31, 2002 are as follows (in thousands):

                                                                          FAIR
                                                             COST        VALUE
                                                           --------     --------
         Due within one year ..........................    $ 8,630      $ 8,772
         Due after one year through two years .........      2,786        2,833
                                                           --------     --------
                                                           $11,416      $11,605
                                                           ========     ========


4.     PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2002 and 2001 (in thousands):

                                                              2002       2001
                                                             --------   --------
         Machine shop and laboratory equipment ............. $ 3,272    $   844
         Furniture and fixtures ............................     345        445
         Computer hardware and software ....................   1,444      1,203
         Leasehold improvements ............................   1,200        565
         Facilities and equipment held under capital lease..      --      3,000
         Construction in progress ..........................     352         84
                                                             --------   --------
                                                               6,613      6,141
         Less:  accumulated depreciation and amortization ..  (2,538)    (1,235)
                                                             --------   --------
                                                             $ 4,075    $ 4,906
                                                             ========   ========

         Depreciation expense was $1,573,000, $1,174,000 and $471,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Amortization of assets held under capital lease included in depreciation expense was $590,000 and $161,000 for the years ended December 31, 2002 and 2001, respectively.

5.     BALANCE SHEET COMPONENTS

         Accounts payable, accrued expenses and other consists of the following at December 31, 2002 and 2001 (in thousands):

                                                                   2002        2001
                                                                ---------   ---------
         Accounts payable ...................................   $    413    $    837
         Payroll, vacation and other employee benefits ......      1,348       1,740
         Accrued liabilities of discontinued operations .....        915       1,342
         Taxes payable ......................................          2         356
         Accrued subsidiary shareholder redemption payments..         58         217
         Accrued legal expenses .............................      1,307         505
         Other accrued liabilities ..........................        783         759
                                                                ---------   ---------
                                                                $  4,826    $  5,756
                                                                =========   =========

         Deferred revenues consist of the following at December 31, 2002 and
2001 (in thousands):
                                                                   2002        2001
                                                                ---------   ---------
         Milestone and up-front payments ....................   $  9,172    $  5,960
         License fee payments ...............................      1,503       1,500
                                                                ---------   ---------
                                                                  10,675       7,460
         Less: current portion ..............................    (10,675)     (7,088)
                                                                ---------   ---------
                                                                $     --    $    372
                                                                =========   =========

6.     INVESTMENTS

         On April 25, 2002, CombiMatrix Corporation purchased our interest in Advanced Material Sciences. CombiMatrix Corporation issued 180,982 shares of its common stock in exchange for our 58% interest in Advanced Material Sciences. As a result of the sale of our interest in Advanced Material Sciences, CombiMatrix Corporation currently owns 87% of Advanced Material Sciences and the remaining interests are owned by unaffiliated entities. The purchase was accounted for pursuant to APB Opinion No. 16, "Business Combinations," and related interpretations and EITF 90-5, "Exchanges of Ownership Interests between Entities under Common Control." Accordingly, the transaction was accounted for using Acacia Research Corporation's basis in the net assets of Advanced Material Sciences and as a result, Acacia Research Corporation's consolidated financial statements continue to reflect the assets and liabilities of Advanced Material Sciences at historical cost.

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

         In September 2002, we recorded an impairment charge of $2,748,000 for an other-than-temporary decline in the fair value of our investment in Advanced Data Exchange ("ADX"). Impairment indicators included recurring losses, a decline in working capital and the completion of a recent equity transaction with a shareholder at an amount below our carrying value. The fair value of our cost method investment was determined by reference to available financial and market information.

         In 2000, Acacia Research Corporation purchased "non-voting" Series B preferred stock and a 7.6% interest in ADX for $3,000,000. ADX is a corporation engaged in business-to-business Internet exchange transactions that allow mid-sized companies to exchange its purchase orders, purchase order acknowledgments, advance ship notices, invoices and other business documents over the Internet with supply chain partners and emerging digital marketplaces. At December 31, 2002, Acacia Research Corporation owned a 6.8% interest in ADX and has no board of directors representation. Additional rounds of financing may further dilute our interest. We do not have the ability to control decision making at ADX.

         In the fourth quarter of 2000, we recorded $1,016,000 in write-offs of early stage investments. In addition, we recorded $2,603,000 in write-offs of certain equity investments.


7.     STEP ACQUISITIONS OF COMBIMATRIX CORPORATION

         On December 13, 2002, Acacia Research Corporation increased its consolidated ownership interest in CombiMatrix Corporation from 48% to 100% by acquiring from existing stockholders of CombiMatrix Corporation 11,987,274 shares of CombiMatrix Corporation common stock in exchange for 11,987,274 shares of AR-CombiMatrix stock with a fair value of $46,007,000. The merger was designed to consolidate our ownership of CombiMatrix Corporation and permit us to effectuate the recapitalization transaction described elsewhere herein, by creating the CombiMatrix group.

         The transaction was accounted for as a step acquisition using the purchase method of accounting. The fair value of the AR-CombiMatrix stock issued in the transaction was based on the quoted market price of AR-CombiMatrix stock averaged over a five-day period (from December 16, 2002, the first day of trading for the new AR-CombiMatrix stock, through December 20, 2002).

         The following table summarizes the estimated fair values of the assets acquired and liabilities assumed and the allocation of the purchase price at the date of acquisition (in thousands):


         Acquisition costs:
             Exchange of AR-CombiMatrix stock for CombiMatrix
               Corporation common stock ............................   $ 46,007
             Acquisition expenses ..................................        834
                                                                       ---------
                 Total acquisition cost ............................   $ 46,841
                                                                       =========

         Purchase price allocation:
             Fair value of 52% of CombiMatrix Corporation net
               tangible assets at December 13, 2002.................   $  8,313
             Intangible assets acquired:
                 Core technology/patent ............................      5,283
                 Acquired in-process research and development ......     17,237
                 Goodwill (non-deductible for tax purposes) ........     16,008
                                                                       ---------

                  Total ............................................   $ 46,841
                                                                       =========

         The total purchase price of $46,841,000 was allocated to the fair value of assets acquired and liabilities assumed, including acquired IPR&D. The amount attributable to CombiMatrix Corporation's core technology and related patents was $5,283,000, which is being amortized using the straight-line method over the estimated economic useful life of 7 years. The amount attributable to goodwill was $16,008,000. Amounts allocated to patents, IPR&D and goodwill have been attributed to the CombiMatrix group.

         The amount attributable to IPR&D projects (comprised of two projects:
Genomics and Proteomics biological array systems) that had not yet reached technological feasibility and had no alternative future use of

$17,237,000 was charged to expense on the acquisition date and is included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2002. Following is a brief description of the two IPR&D projects identified.

         Genomics Biological Array System: CombiMatrix Corporation's genomics biological array processor system is being developed to discretely immobilize sequences of DNA or RNA within individual test sites on a modified semiconductor chip coated with a three-dimensional layer of porous material. The system also includes proprietary hardware units and related software applications to be able to synthesize materials onto the chips, apply target samples of genetic materials and interpret the results. The value assigned to the genomics biological array system IPR&D project was $13,978,000. A risk-adjusted discount rate of 32% was applied to the project's estimated cash flows.

         Proteomics Biological Array System: CombiMatrix Corporation's proteomics biological array processor system is being developed to discretely immobilize proteins and other small molecules within individual test sites on a modified semiconductor chip in a similar fashion as described above for the genomics biological array system. The proteomics biological array system is used for detection and identification of bio-threat agents in CombiMatrix Corporation's biological and chemical threat agent detector development programs that are currently in process. The value assigned to the proteomics biological array system IPR&D project was $3,259,000. A risk-adjusted discount rate of 60% was applied to the project's estimated cash flows.

DEFERRED REVENUE PURCHASE ACCOUNTING ADJUSTMENT

         In connection with the step acquisition described above, and the application of purchase accounting pursuant to SFAS No. 142, Acacia Research Corporation was required to adjust CombiMatrix Corporation's assets and liabilities, including deferred revenue, to fair value. As a result, deferred revenue, primarily consisting of milestone payments and other cash receipts from Roche and NASA, was reduced by $8,425,000 to reflect the fair value of the continuing obligation related to the 52% interest in CombiMatrix Corporation acquired by Acacia Research Corporation. A reconciliation of 2002 activity related CombiMatrix Corporation's deferred revenue balances including the impact of the fair value adjustment is as follows (in thousands):

         CombiMatrix Corporation deferred revenue balance at December 31, 2001......  $ 5,960
         Cash payments and accruals recorded as deferred revenues during 2002.......   11,637
         Less:  purchase accounting adjustment......................................   (8,425)
                                                                                      --------

         CombiMatrix Corporation deferred revenue balance at December 31, 2002......  $ 9,172
                                                                                      ========

         In the first quarter of 2000, CombiMatrix Corporation completed a private equity financing raising gross proceeds of approximately $17,500,000 through the sale of 3,500,000 shares of CombiMatrix Corporation common stock. Acacia Research Corporation invested approximately $10,000,000 in this private placement to acquire 2,000,000 shares of CombiMatrix Corporation common stock. The transaction was accounted for as a step acquisition using the purchase method of accounting. The total purchase price was allocated to the fair value of assets acquired and liabilities assumed. As a result of the transaction, we increased our consolidated ownership interest in CombiMatrix Corporation from 50.01% to 51.8%. Proceeds from this equity financing were attributed to the CombiMatrix group.

         In the third quarter of 2000, Acacia Research Corporation increased its consolidated ownership interest in CombiMatrix Corporation from 51.8% to 61.4% by acquiring from existing stockholders of CombiMatrix Corporation 1,163,850 shares of CombiMatrix Corporation common stock in exchange for 488,557 shares of Acacia Research Corporation's common stock. The transaction was accounted for as a step acquisition using the purchase method of accounting. The fair value of the Acacia Research Corporation shares issued in the transaction was based on the quoted market price of Acacia Research Corporation's stock averaged over a five-day period (including two days before and after the June 28, 2000 announcement date). The total purchase price of $11,634,000 was allocated to the fair value of assets acquired and liabilities assumed, including acquired in-process research and development. The amount attributable to goodwill was $2,928,000, which is amortized using the straight-line method over the economic remaining useful life of five years (see "Recent Accounting Pronouncements" regarding implementation of Statement of Financial Accounting Standards No. 142 and ceased amortization of goodwill effective January 1, 2002). The amount attributable to in-process research and development of $2,508,000 was charged to expense and is included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2000.

         In the third quarter of 2000, CombiMatrix Corporation completed a private equity financing raising gross proceeds of approximately $36,000,000 through the sale of 4,000,000 shares of CombiMatrix Corporation common stock. Acacia Research Corporation invested approximately $17,500,000 in this private placement to acquire 1,944,445 shares. The transaction was accounted for as a step acquisition using the purchase method of accounting. As a result of the transaction, our consolidated interest in CombiMatrix Corporation decreased from 61.4% to 58.4%, and we recognized a gain, which has been reflected in stockholders' equity as a direct increase to capital in excess of par. Proceeds from this equity financing were attributed to the CombiMatrix group.


8.     STOCKHOLDERS' EQUITY

         CAPITAL STRUCTURE

         The authorized capital stock of Acacia Research Corporation consists of 110,000,000 shares, of which 50,000,000 shares is a class of common stock designated as "AR-CombiMatrix stock," having a par value of $0.001 per share, 50,000,000 shares is a class of common stock designated as "AR-Acacia Technologies stock," having a par value of $0.001 per share, and 10,000,000 is a class of preferred stock having a par value of $0.001 per share (the "Preferred Stock") and issuable in one or more series as determined by the board of directors pursuant to Acacia Research Corporation's restated certificate of incorporation. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock vote together as a single class (except in certain limited circumstances). Each share of AR-CombiMatrix stock entitles the holder to one vote. Each share of AR-Acacia Technologies stock entitles the holder, for any particular vote, to a number of votes equal to the average market value of a share of AR-Acacia Technologies stock divided by the average market value of a share of AR-CombiMatrix stock over a specified 20-trading day period ending on the tenth trading day prior to the record date for determining the stockholders entitled to vote.

         Holders of each class of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of funds legally available therefore.

         Under our restated certificate of incorporation, in the event of our dissolution, liquidation or winding up, after payment or provision for payment of the debts and other liabilities and full preferential amounts to which holders of any preferred stock are entitled, regardless of the group to which such shares of preferred stock were attributed, the holders of AR-CombiMatrix stock and AR-Acacia Technologies stock will be entitled to receive our assets remaining for distribution to holders of common stock on a per share basis in proportion to the liquidation units per share of such class. Each share of AR-CombiMatrix stock will have one liquidation unit. Each share of AR-Acacia Technologies stock will have a number of liquidation units equal to the quotient of the average market value of a share of AR-Acacia Technologies stock over the 20-trading day period ending on the 40th trading day after the effective date of the recapitalization, divided by the average market value of a share of AR-CombiMatrix stock over the same period.

         Holders of each class of common stock have no preemptive, subscription, redemption or conversion rights. Management, at its discretion may, at any time, convert each share of AR-CombiMatrix stock into a number of shares of AR-Acacia Technologies stock at a 10% premium over the average market price.

         Each new class of stock is designed to reflect the financial performance of the respective group, rather than the performance of Acacia Research Corporation as a whole. The chief mechanisms intended to cause the AR-CombiMatrix stock and the AR-Acacia Technologies stock to reflect the financial performance of the respective group are provisions in Acacia Research Corporation's restated certificate of incorporation governing dividends and distributions. Under these provisions, Acacia Research Corporation will:

         o factor the assets and liabilities and income or losses attributable to the respective group into the determination of the amount available to pay dividends on the shares issued for the respective group; and

         o require Acacia Research Corporation to exchange, redeem or distribute a dividend on the stock of a group if all or substantially all of the assets allocated to the respective group are sold to a third party.

         Management of Acacia Research Corporation cannot assure the holders of AR-CombiMatrix stock or AR-Acacia Technologies stock that the market values of the two share classes will in fact reflect the separate performance of each class of stock. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock are stockholders of Acacia Research Corporation and as a result, are subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. Financial effects from one group that affect Acacia Research Corporation's consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group.

         Acacia Research Corporation's board of directors, subject to state laws and limits in our restated certificate of incorporation, including those discussed above, will be able to declare dividends on AR-CombiMatrix stock and AR-Acacia Technologies stock in its discretion. To date, Acacia Research Corporation has never paid or declared cash dividends on shares of our stock, nor do we anticipate paying cash dividends on either of the two new classes of stock in the foreseeable future.

         The allocation of corporate expenses is generally based on utilization and is in accordance with Acacia Research Corporation's restated certificate of incorporation, for the purpose of measuring earnings available to stockholders of AR-CombiMatrix stock and AR-Acacia Technologies stock and does not necessarily reflect the financial condition, cash flows and operating results of each division as if it were a stand-alone entity. The management and allocation policies applicable to the determination of the assets and liabilities and income or losses attributable to the respective group may be modified or rescinded, or additional policies may be adopted, at the sole discretion of Acacia Research Corporation's board of directors at any time without approval of the stockholders. Acacia Research Corporation's management and board of directors have the ability to: transfer funds between the groups at the discretion of management and the board of directors; allocate financing costs between groups that may not reflect the separate borrowing costs of the groups; and charge a greater or lesser portion of the total corporate tax liability to the groups than that which would have been charged if the groups were stand-alone entities. Acacia Research Corporation's management and board of directors do not presently intend to modify or rescind the methodologies and assumptions underlying the allocations in the pro forma financial statements. See Note 16 for a description of applicable management allocation policies.

         OTHER

         In September 2002, CombiMatrix Corporation issued 4,016,346 shares of its common stock to Nanogen in settlement of all outstanding litigation between the parties (see Note 13). As a result of the transaction, our equity ownership in CombiMatrix Corporation decreased from 58% to 48%. A loss totaling $550,000, resulting from CombiMatrix Corporation's issuance of stock to a third party at a value per share below our carrying amount per share has been reflected as a direct reduction to additional paid-in capital in consolidated stockholders' equity.

         On October 22, 2001, our board of directors declared a ten percent (10%) stock dividend. The stock dividend totaling 1,777,710 shares of our common stock was distributed on December 5, 2001 to stockholders of record as of November 21, 2001. The fair value of the stock dividend paid, based on the market value of our common stock on the date of declaration as adjusted for the dilutive effect of the stock dividend declared, is reflected as a reclassification of accumulated deficit in the amount of $21,688,000, to permanent capital, represented by our common stock and additional paid-in capital accounts. All references to the number of shares (other than common stock issued or outstanding on the 2001 and 2000 consolidated statements of stockholders' equity), per share amounts and any other reference to shares in the consolidated financial statements and accompanying notes to the consolidated financial statements, unless otherwise noted, have been adjusted to reflect the stock dividend on a retroactive basis.

         In May 2001, Advanced Material Sciences completed a private equity financing raising gross proceeds of $2.0 million through the issuance of 2,000,000 shares of common stock. Acacia Research Corporation invested $155,000 in this private placement to acquire 155,000 shares. As a result of the transaction, our equity ownership in Advanced Material Sciences decreased from 66.7% to 58.1%. Additionally, in October 2001, a subsidiary of CombiMatrix Corporation sold 10% of its voting common stock to a joint venture partner in Japan. The gain, totaling $1,283,000, resulting from our subsidiaries sale of stock to third-parties at a price per share in excess of our carrying amount per share has been reflected as a direct increase to additional paid-in capital in consolidated stockholders' equity.


9.     PROVISIONS FOR INCOME TAXES

         (Benefit) provision for income taxes consists of the following (in thousands):

                                               2002          2001          2000
                                              ------        ------        ------
   Current:
      U.S. Federal tax ....................   $(572)        $ 776         $   2
      State taxes .........................       4           186             4
                                              ------        ------        ------
                                               (568)          962             6
                                              ------        ------        ------
   Deferred:
      U.S. Federal tax ....................    (289)         (182)          (79)
      State taxes .........................      --            --            --
                                              ------        ------        ------
                                               (289)         (182)          (79)
                                              ------        ------        ------
                                              $(857)        $ 780         $ (73)
                                              ======        ======        ======

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2002 and 2001 (in thousands):

                                                             2002         2001
                                                           ---------   ---------
  Deferred tax assets:
     Basis of investments in affiliates ................   $ 18,265    $ 16,789
     Deferred revenue ..................................      3,116          --
     Stock compensation ................................      8,656       6,993
     Accrued liabilities ...............................      2,558       1,061
     Net operating loss carryforwards and credits ......     39,142      25,080
                                                           ---------   ---------
    Total deferred tax assets ..........................     71,737      49,923
  Less: valuation allowance ............................    (71,737)    (49,923)
                                                           ---------   ---------
    Deferred tax assets, net of valuation allowance ....         --          --
                                                           ---------   ---------
  Deferred tax liabilities:
    Intangibles ........................................     (3,540)     (3,829)
                                                           ---------   ---------
      Net deferred tax liability .......................   $ (3,540)   $ (3,829)
                                                           =========   =========
insert

          A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

                                                      2002      2001      2000
                                                     -----     -----     -----
    Statutory federal tax rate.....................   (34%)    (34%)     (34%)
    State income taxes, net of federal benefit.....    --       (3%)      (3%)
    Amortization of intangible assets..............     1%       2%        1%
    Stock compensation.............................     1%       7%        3%
    Non deductible permanent items.................     9%      --        --
    Intangibles....................................     3%      --        --
    Valuation allowance............................    21%      30%       33%
                                                     -----     -----     -----
                                                        1%       2%       --
                                                     =====     =====     =====

         At December 31, 2002, Acacia Research Corporation has deferred tax assets totaling approximately $71,737,000, which are fully offset by a valuation allowance due to management's determination that the criteria for recognition have not been met.

         In December 2002, Acacia Research Corporation increased its ownership interest in CombiMatrix Corporation from 48% to 100%. As a result of the increase in ownership, Acacia Research Corporation will file consolidated federal income tax returns, including CombiMatrix Corporation, beginning December 13, 2002, the step acquisition date.

         At December 31, 2002, consolidated U.S. Federal and California state income tax net operating loss carry forwards ("NOLs"), excluding NOLs related to subsidiaries for which we do not file a consolidated tax return, were approximately $109,971,000 and $27,953,000, expiring between 2003 and 2022. In addition, we had consolidated tax credit carryforwards of approximately $2,051,000. The amount of the CombiMatrix Corporation NOLs and tax credits acquired, totaling approximately $66,360,000 (expiring between 2010 and 2022) and $1,989,000, respectively, that can be utilized annually to offset future taxable income or tax liability has been limited under the Internal Revenue Code due to the ownership change resulting from our December 2002 increase in ownership interest in CombiMatrix Corporation to 100%.

         The aggregate tax NOLs at other subsidiaries are approximately $16,629,000 and $8,859,000 for federal and state income tax purposes, respectively, expiring between 2003 and 2022. However, the use of these NOLs are limited to the separate earnings of the respective subsidiaries. In addition, ownership changes may also restrict the use of NOLs and tax credits.

         As of December 31, 2002, approximately $9,618,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia Research Corporation's NOLs. At such time as the valuation allowance is released, the benefit will be credited to additional paid-in capital.


10.    DISCONTINUED OPERATIONS

         On February 13, 2001, the board of directors of Soundbreak.com Incorporated ("Soundbreak.com"), a majority-owned subsidiary of Acacia Research Corporation, resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of the subsidiary. Accordingly, we reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in the 2000 consolidated statements of operations and comprehensive loss. In September 2002, we accrued an additional $480,000 ($200,000 net of minority interests) in estimated costs to be incurred in connection with the discontinued operations of Soundbreak.com. The additional accrual relates primarily to certain noncancellable lease obligations and the inability to sublease the related office space at rates commensurate with our existing obligations.

         Following is summary financial information for the discontinued operations (in thousands):

                                                 2002        2001        2000
                                               ---------   ---------   ---------

Net sales .................................    $     --    $     --    $      4
                                               =========   =========   =========
Loss from discontinued operations:
   Before minority interests ..............    $     --    $     --    $ 16,437
   Minority interests .....................          --          --      (8,994)
                                               ---------   ---------   ---------
   Net ....................................    $     --    $     --    $  7,443
                                               =========   =========   =========
Estimated loss on disposal:
   Before minority interests ..............    $    480    $     --    $  5,066
   Minority interests .....................        (280)         --      (2,955)
                                               ---------   ---------   ---------
   Net ....................................    $    200    $     --    $  2,111
                                               =========   =========   =========

         Discontinued operations did not have an impact on the December 31, 2001 consolidated statement of operations and comprehensive loss.

         The assets and liabilities of the discontinued operations at December 31, 2002 consist primarily of $3,109,000 of cash and cash equivalents and $918,000 of accounts payable and accrued expenses. The assets and liabilities of the discontinued operations at December 31, 2001 consist primarily of $4,014,000 of cash and cash equivalents and $1,342,000 of accounts payable and accrued expenses.


11.    STOCK OPTIONS AND WARRANTS

         The 2002 Acacia Technologies Stock Incentive Plan (the "AR-Acacia Technologies Group Plan") and the 2002 CombiMatrix Stock Incentive Plan (the "AR-CombiMatrix Group Plan") were approved by the stockholders of Acacia Research Corporation in December 2002 (see Note 1). The AR-Acacia Technologies Group Plan authorizes grants of stock options, stock awards and performance shares with respect to AR-Acacia Technologies stock. The AR-CombiMatrix Group Plan authorizes grants of stock options, stock awards and performance shares with respect to AR-CombiMatrix stock. Directors and certain officers and key employees with responsibilities involving both the Acacia Technologies group and the CombiMatrix group may be granted awards under both incentive plans in a manner which reflects their responsibilities. The board of directors believes that granting participants awards tied to performance of the group in which the participants work and, in certain cases the other group, is in the best interest of the Acacia Research Corporation and its stockholders.

         As a result of the recapitalization of Acacia Research Corporation in December 2002 (see Note 1), each outstanding option and warrant to acquire a share of Acacia Research Corporation common stock under the existing stock option plans or warrants was converted into separately exercisable options or warrants, as the case may be, to acquire 0.5582 of a share of AR-CombiMatrix stock and one share of AR-Acacia Technologies stock. The conversion ratio for shares of AR-CombiMatrix stock is equal to the quotient obtained by dividing (a) the number of shares of CombiMatrix Corporation common stock owned by Acacia Research Corporation immediately prior to the effective time of the merger by
(b) the total number of shares of Acacia Research Corporation common stock issued and outstanding immediately prior to the effective time. The exercise price for the resulting AR-Acacia Technologies stock options and warrants and AR-CombiMatrix stock options and warrants was calculated by multiplying the exercise price under such existing stock option or warrant by a fraction, the numerator of which is the result obtained by multiplying the opening price of the applicable class of common stock underlying such option on the first date such stocks are traded after the recapitalization times the applicable conversion ratio and the denominator of which is the sum of such amounts for the AR-CombiMatrix stock and the AR-Acacia Technologies stock. However, the aggregate intrinsic value of the options was not increased, and the ratio of the exercise price per option to the market value per share was not reduced. The converted options continue to be governed by the terms and conditions of the original option plans.

         As a result of the merger transaction with CombiMatrix Corporation, in December 2002 (see Note 1), each outstanding option to purchase shares of CombiMatrix Corporation common stock under CombiMatrix Corporation's 1995 Stock Option Plan, 1998 Stock Option Plan and 2000 Stock Awards Plan, whether or not exercisable, was assumed by Acacia Research Corporation. Each assumed option continues to be governed by the same terms and conditions that governed it under the applicable CombiMatrix Corporation plan immediately before the effective time of the merger except that the option is exercisable for shares of AR-CombiMatrix stock rather than CombiMatrix Corporation common stock. The number of shares of AR-CombiMatrix stock issuable upon exercise of the assumed option, as well as the exercise price, is the same as the number of shares of CombiMatrix Corporation common stock issuable and exercise price prior to the merger. The exchange of AR-CombiMatrix stock options for CombiMatrix Common stock options is considered a modification (or settlement) of a stock-based compensation arrangement resulting in a new measurement date for the respective awards. The new measurement date for the award modifications was December 13, 2002, the effective date of the merger, and resulted in additional stock-based compensation of $116,000.


STOCK OPTION PLANS

         The terms of the AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan are identical except that AR-Acacia Technologies stock may be issued only under the AR-Acacia Technologies Group Plan and AR-CombiMatrix stock may be issued only under the AR-CombiMatrix Group Plan.

         Acacia Research Corporation's compensation committee administers the discretionary option grant and stock issuance programs. This committee determines which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding.

PROGRAMS

         Each of the incentive plans has four separate programs:

    o DISCRETIONARY OPTION GRANT PROGRAM. Under the discretionary option grant program, our compensation committee may grant (1) non-statutory options to purchase shares of AR-Acacia Technologies stock and AR-CombiMatrix stock, as applicable, to eligible individuals in the employ or service of Acacia Research Corporation or our subsidiaries (including employees, non-employee board members and consultants) at an exercise price not less than 85% of the fair market value of those shares on the grant date and (2) incentive stock options to purchase shares of AR-Acacia Technologies stock and AR-CombiMatrix stock, as applicable, to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date (not less than 110% of fair market value if such employee actually or constructively owns more than 10% of our voting stock or the voting stock of any of our subsidiaries).

    o STOCK ISSUANCE PROGRAM. Under the stock issuance program, eligible individuals may be issued shares of AR-Acacia Technologies stock and AR-CombiMatrix stock, as applicable, directly, upon the attainment of performance milestones or the completion of a specified period of service or as a bonus for past services. Under this program, the purchase price for the shares shall not be less than 100% of the fair market value of the shares on the date of issuance, and payment may be in the form of cash or past services rendered.

    o AUTOMATIC OPTION GRANT PROGRAM. Under the automatic option grant program, option grants will automatically be made at periodic intervals to eligible non-employee members of our board of directors to purchase shares of AR-Acacia Technologies stock and AR-CombiMatrix stock, as applicable, at an exercise price equal to 100% of the fair market value of those shares on the grant date. Each individual who first becomes a non-employee board member at any time after the date of the adoption of the incentive plans by our board of directors will automatically receive an option to purchase 20,000 shares of AR-Acacia Technologies stock and 20,000 shares of AR-CombiMatrix stock on the date the individual joins the board of directors. In addition, on the first business day in each calendar year following the adoption of the incentive plans by our board of directors, each non-employee board member then in office, including each of our current non-employee board members who is then in office, will automatically be granted an option to purchase 15,000 shares of AR-Acacia Technologies stock and 15,000 shares of AR-CombiMatrix stock, provided that the individual has served on the board of directors for at least six months.

    o DIRECTOR FEE OPTION GRANT PROGRAM. If this program is put into effect in the future, it will allow non-employee members of our board of directors the opportunity to apply a portion of any retainer fee otherwise payable to them in cash each year to the acquisition of special below-market option grants.

         Limited stock appreciation rights will automatically be included as part of each grant made under the automatic and director fee option grant programs, and these rights may also be granted to one or more of our officers as part of their option grants under the discretionary option grant program.

         Our board of directors may amend or modify the incentive plans at any time, subject to any required stockholder approval. The incentive plans will terminate no later than the tenth anniversary of the approval of the incentive plans by our stockholders.

         Options are generally exercisable six months to one year after grant and expire five years after grant for directors or up to ten years after grant for key employees. The authorized number of shares of common stock subject to the AR-Acacia Technologies Group Plan is 5,207,855 shares. The authorized number of shares of common stock subject to the AR-CombiMatrix Group Plan is 8,496,087 shares. At December 31, 2002, shares available for grant are 912,888 and 2,875,925 under the AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan, respectively.

         The following is a summary of common stock option activities:

ACACIA RESEARCH CORPORATION COMMON STOCK (THROUGH DECEMBER 13, 2002):

                                                                          EXERCISE         WEIGHTED
                                                           SHARES          PRICES        AVERAGE PRICE
                                                         -----------  -----------------  -------------
Balance at December 31, 1999..........................    2,218,000   $  0.91 -  $21.59      $6.38
Options Granted.......................................    2,709,000   $ 14.55 -  $50.28     $27.90
Options Exercised.....................................     (585,000)  $  2.39 -  $14.55      $3.41
Options Cancelled.....................................     (717,000)  $  1.82 -  $46.79     $19.48
                                                         -----------
Balance at December 31, 2000..........................    3,625,000   $  2.77 -  $50.28     $20.51
Options Granted.......................................    1,390,000   $  5.65 -  $16.08      $7.14
Options Exercised.....................................     (790,000)  $  2.77 -  $14.55      $3.48
Options Cancelled.....................................     (743,000)  $  3.18 -  $48.69     $30.48
                                                         -----------
Balance at December 31, 2001..........................    3,482,000   $  3.47 -  $50.28     $16.94
Options Granted.......................................      441,000   $  6.68 -  $11.67      $8.48
Options Exercised.....................................      (56,000)  $  3.47 -  $ 7.16      $3.63
Options Cancelled.....................................     (370,000)  $  3.52 -  $43.18     $16.94
                                                         -----------
Balance at December 13, 2002 (pre-recapitalization)...    3,497,000   $  3.59 -  $50.28     $16.09
Exchange in recapitalization transaction..............   (3,497,000)  $  3.59 -  $50.28     $16.09
Balance at December 13, 2002 (post-recapitalization)..           --           --                --
                                                         ===========
Exercisable at December 31, 2001......................    1,315,000   $  3.47 -  $50.28     $18.47
Exercisable at December 13, 2002
   (pre-recapitalization).............................    2,088,000   $  3.59 -  $50.28     $17.17

AR-ACACIA TECHNOLOGIES STOCK (FROM DECEMBER 13, 2002):

                                                                          EXERCISE         WEIGHTED
                                                           SHARES          PRICES        AVERAGE PRICE
                                                         -----------  -----------------  -------------
Balance at December 13, 2002..........................    3,497,000   $  2.49 -  $34.84      $11.14
Options Granted.......................................      822,000   $  1.85 -  $ 1.85       $1.85
Options Exercised.....................................           --          --                  --
Options Cancelled.....................................      (24,000)  $  9.45 - $ 15.31      $12.65
                                                         -----------
Balance at December 31, 2002..........................    4,295,000   $  1.85 -  $34.84       $9.36
                                                         ===========
Exercisable at December 31, 2002......................    2,401,000   $  1.85 -  $34.84      $11.91


AR-COMBIMATRIX STOCK (FROM DECEMBER 13, 2002):
                                                                          EXERCISE         WEIGHTED
                                                           SHARES          PRICES        AVERAGE PRICE
                                                         -----------  -----------------  -------------
Balance at December 13, 2002......................        5,648,000   $  1.50 -  $27.67      $9.22
Options Granted...................................               --          --                 --
Options Exercised.................................          (14,000)  $  1.98 -  $ 2.00      $2.00
Options Cancelled.................................          (14,000)  $  7.50 -  $12.16     $10.04
                                                         -----------
Balance at December 31, 2002......................        5,620,000   $  1.50 -  $27.67      $9.24
                                                         ===========
Exercisable at December 31, 2002..................        3,736,000   $  1.50 -  $27.67      $8.37


         Options outstanding at December 31, 2002 are summarized as follows:

AR-ACACIA TECHNOLOGIES STOCK (FROM DECEMBER 13, 2002):

                                               WEIGHTED        OUTSTANDING                 EXERCISABLE
                                NUMBER OF      AVERAGE          WEIGHTED                     WEIGHTED
          RANGE OF            OUTSTANDING     REMAINING         AVERAGE        NUMBER        AVERAGE
       EXERCISE PRICES          OPTIONS    CONTRACTUAL LIFE  EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
----------------------------  -----------  ----------------  --------------  -----------  --------------
$  0.00 - $ 5.00...........    2,176,000         8.6             $ 3.24         868,000     $ 4.14
$  5.01 - $10.00...........      403,000         8.5             $ 6.89         205,000     $ 6.88
$ 10.01 - $15.00...........      288,000         7.1             $12.68         230,000     $12.65
$ 15.01 - $20.00...........    1,102,000         7.4             $17.16         782,000     $16.85
$ 20.01 - $25.00...........      209,000         6.1             $20.86         209,000     $20.86
$ 25.01 - $30.00...........      110,000         7.2             $29.09         101,000     $29.09
$ 30.01 - $35.00...........        7,000         7.2             $34.84           6,000     $34.84
                              -----------                                    -----------
                               4,295,000                                      2,401,000
                              ===========                                    ===========

AR-COMBIMATRIX STOCK (FROM DECEMBER 13, 2002):
                                               WEIGHTED        OUTSTANDING                 EXERCISABLE
                                NUMBER OF      AVERAGE          WEIGHTED                     WEIGHTED
          RANGE OF            OUTSTANDING     REMAINING         AVERAGE        NUMBER        AVERAGE
       EXERCISE PRICES          OPTIONS    CONTRACTUAL LIFE  EXERCISE PRICE  EXERCISABLE  EXERCISE PRICE
----------------------------  -----------  ----------------  --------------  -----------  --------------
$  0.00 - $ 5.00...........    2,292,000         6.9             $ 3.78       1,843,000     $ 3.76
$  5.01 - $10.00...........      985,000         7.9             $ 8.35         668,000     $ 8.49
$ 10.01 - $15.00...........    1,413,000         8.6             $12.28         638,000     $12.05
$ 15.01 - $20.00...........      597,000         7.3             $16.27         402,000     $16.32
$ 20.01 - $25.00...........      329,000         8.1             $23.83         182,000     $23.72
$ 25.01 - $30.00...........        4,000         7.2             $27.67           3,000     $27.67
                              -----------                                    -----------
                               5,620,000                                      3,736,000
                              ===========                                    ===========

         At December 31, 2002, the total number of warrants outstanding represent rights to purchase 960,000 and 1,240,000 shares of AR-Acacia Technologies common stock at a per share exercise price of $20.79 and $13.23, respectively. At year ended December 31, 2002, the total number of warrants outstanding also represent rights to purchase 536,000 and 692,000 shares of AR-CombiMatrix's common stock at a per share exercise price of $16.51 and $10.50, respectively. At December 31, 2001, the total number of warrants outstanding represented rights to purchase 960,000 and 1,240,000 shares of Acacia Research Corporation's common stock at a per share exercise price of $30.00 and $19.09.

         We have adopted the disclosure only requirements of SFAS No. 123 with respect to options issued to employees. The weighted average fair value of options granted during 2002, 2001 and 2000 are as follows:

OPTIONS GRANTED                                 WEIGHTED AVERAGE FAIR VALUE OF OPTIONS
---------------                                 --------------------------------------
                                                     2002      2001      2000
                                                   --------  --------  --------
Acacia Research Corporation stock options
     (January 1, 2002 - December 13, 2002)......   $  5.43   $  4.19   $ 20.17
AR-Acacia Technologies stock options............   $  1.16
AR-CombiMatrix stock options....................   $    --


         There were no options granted during 2002, 2001 or 2000 with exercise prices less than or greater than the market value on the date of grant.


12.    DEFERRED NON-CASH STOCK COMPENSATION CHARGES

         During the year ended December 31, 2000, CombiMatrix Corporation recorded deferred non-cash stock compensation charges aggregating approximately $53,773,000 in connection with the granting of stock options. Pursuant to Acacia Research Corporation's policy, the stock options were originally granted by CombiMatrix Corporation at exercise prices equal to the fair value of the underlying CombiMatrix Corporation stock on the date of grant as determined by its board of directors. However, such exercise prices were subsequently determined to have been granted at exercise prices below fair value due to a substantial step-up in the fair value of CombiMatrix Corporation pursuant to a valuation provided by an investment banker in contemplation of a potential CombiMatrix Corporation initial public offering in 2000. In connection with the proposed CombiMatrix Corporation initial public offering and pursuant to SEC rules and guidelines, we were required to reassess the value of stock options issued during the one-year period preceding the potential initial public offering and utilize the stepped-up fair value provided by the investment banker for purposes of determining whether such stock option issuances were compensatory, resulting in the calculation of the $53,773,000 in deferred non-cash stock compensation charges in 2000. Deferred non-cash stock compensation charges are being amortized over the respective option grant vesting periods, which range from one to four years. Non-cash stock compensation charged to income during 2002, 2001 and 2000 totaled $6,408,000, $19,963,000 and
$9,995,000, respectively. Pursuant to the vesting terms of CombiMatrix Corporation's stock options outstanding at December 31, 2002, we will record non-cash stock compensation amortization expenses of $3,142,000 in 2003 and $881,000 in 2004.

         During 2002 and 2001, certain CombiMatrix Corporation unvested stock options were forfeited. Pursuant to the provisions of APB Opinion No. 25 and related interpretations, the reversal of previously recognized non-cash stock compensation expense on forfeited unvested stock options in the amount of $1,204,000 and $4,698,000 has been reflected in the 2002 and 2001 consolidated statements of operations and comprehensive loss, respectively, as reductions in non-cash stock compensation expense. In addition, the forfeiture of certain unvested options during 2002 and 2001 resulted in a reduction of the remaining deferred non-cash stock compensation expense scheduled to be amortized in future periods.

         In connection with our acquisition of the stockholder interests in CombiMatrix Corporation not already owned by us, the exchange of CombiMatrix Corporation common stock options for AR-CombiMatrix stock options resulted in a new measurement date for those awards. Accordingly, additional stock-based compensation expense of approximately $116,000 was recorded in the 2002 consolidated statement of operations of Acacia Research Corporation related to the incremental increase in compensation expense for certain options exchanged on the new measurement date. The additional stock compensation expense has been allocated to the CombiMatrix group.

         Amounts to be amortized in future periods reflected above may be impacted by certain subsequent stock option transactions including modification of terms, cancellations, forfeitures and other activity.


13.    COMMITMENTS AND CONTINGENCIES

SALE AND LEASEBACK ARRANGEMENT

         In September 2001, CombiMatrix Corporation entered into a sale and leaseback arrangement with a bank, providing up to $7,000,000 in financing for equipment and other capital purchases. Pursuant to the terms of the agreement, certain equipment and leasehold improvements, totaling $2,557,000 in net book value were sold to the bank at a purchase price of $3,000,000, resulting in a deferred gain on the sale of assets of $443,000. The deferred gain is being amortized over 4 years, the life of the related property and equipment. In addition, CombiMatrix Corporation entered into a capital lease arrangement to lease the fixed assets from the bank.

         In October 2002, CombiMatrix Corporation was in non-compliance with one of its covenants under its capital lease obligation with a commercial bank. CombiMatrix Corporation repaid the entire remaining balance of the obligation in the amount of $2,116,000 on November 1, 2002.


OPERATING LEASES

         We lease certain office furniture and equipment and laboratory and office space under various operating lease agreements expiring over the next 7 years. Minimum annual rental commitments on operating leases of continuing operations having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

         YEAR
         ----
         2003.......................................................   $  2,281
         2004.......................................................      2,035
         2005.......................................................      2,118
         2006.......................................................      2,148
         2007.......................................................      1,976
         Thereafter.................................................      1,614
                                                                       ---------
         Total minimum lease payments...............................   $ 12,172
                                                                       =========

         Rent expenses of continuing operations at year ended December 31, 2002, 2001 and 2000 approximated $2,063,000, $1,979,000 and $1,032,000, respectively.

LITIGATION

CombiMatrix Corporation

         On November 28, 2000, Nanogen filed a complaint in the United States District Court for the Southern District of California against CombiMatrix Corporation and Donald D. Montgomery, Ph.D., an officer, director and stockholder of CombiMatrix Corporation. Dr. Montgomery was employed by Nanogen as a senior research scientist between May 1994 and August 1995. The Nanogen complaint alleged, among other things, breach of contract, trade secret misappropriation and that U.S. Patent No. 6,093,302 and other proprietary information belonging to CombiMatrix Corporation are instead the property of Nanogen. The complaint sought, among other things, correction of inventorship on the patent, the assignment of rights in the patent and pending patent applications to Nanogen, an injunction preventing disclosure of trade secrets, damages for trade secret misappropriation and the imposition of a constructive trust.

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, Nanogen dismissed with prejudice its lawsuit against CombiMatrix Corporation and Dr. Montgomery. In return, CombiMatrix Corporation agreed to pay Nanogen $500,000 within 30 days of the settlement and an additional $500,000 within one year of the settlement. CombiMatrix Corporation also agreed to make quarterly payments to Nanogen equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement will be $37,500 per quarter for the period from October 1, 2003 through October 1, 2004, and $25,000 per quarter thereafter until the patents expire in 2018. Also, pursuant to the settlement agreement, CombiMatrix Corporation issued to Nanogen 4,016,346 shares, or 17.5% of its outstanding shares post-issuance, subject to an antidilution provision related to the exercise of CombiMatrix Corporation options and warrants that were outstanding on the effective date of the agreement, for a period of up to three years.

         The issuance of shares by CombiMatrix Corporation to Nanogen decreased our consolidated ownership interest in CombiMatrix Corporation from 58% to 48%. We continued to possess the ability to direct or cause the direction of the management and policies of CombiMatrix Corporation, primarily through Acacia Research Corporation's ability to elect the majority of the board of directors of CombiMatrix Corporation, pursuant to a shareholder agreement with Dr. Donald Montgomery. This shareholder agreement stipulated that, collectively, Acacia Research Corporation and the officer who is party to the stockholder agreement would vote their shares such that the board will be comprised of the directors nominated by Acacia Research Corporation and Dr. Donald Montgomery. Dr. Donald Montgomery was generally prohibited from selling his shares and Acacia Research Corporation has a right of first refusal should Dr. Donald Montgomery wish to sell his shares. Accordingly, Acacia Research Corporation continued to account for its investment in CombiMatrix Corporation under the consolidation method of accounting subsequent to the settlement with Nanogen.

         The issuance of the CombiMatrix Corporation common shares in settlement of the litigation with Nanogen was accounted for as a nonmonetary transaction. Accordingly, CombiMatrix Corporation recorded a non-cash litigation settlement charge in the consolidated statements of operations for the year ended December 31, 2002 of approximately $17,471,000, which was based on the fair value of the CombiMatrix Corporation common shares issued to Nanogen. The fair value of the common shares issued and the related litigation charge was based on an independent third-party valuation of CombiMatrix Corporation as of September 30, 2002.

         Total legal settlement charges recorded in the consolidated statements of operations for the year ended December 31, 2002 include the fair value of the common shares issued to Nanogen in the amount of $17,471,000 and a charge in the amount of $1,000,000 related to the cash payments due to Nanogen discussed above.


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

         The ruling has no effect on the revenues that we have received from current licensees of our patented V-chip technology. Further, none of the revenues that we have received to date are contingent upon any court rulings or the future outcome of any litigation with unlicensed television manufacturers. Soundview continues to pursue its antitrust claim against the defendants.

         Acacia Research Corporation is subject to other claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.


14.    SEGMENT INFORMATION

         Acacia Research Corporation has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Our chief operating decision maker is considered to be Acacia Research Corporation's CEO. The CEO reviews and evaluates financial information presented on a group basis as described below. Management evaluates performance based on the profit or loss from continuing operations and financial position of its segments. Acacia Research Corporation has two reportable segments as follows:

         ACACIA TECHNOLOGIES GROUP - The Acacia Technologies group is primarily comprised of Acacia Research Corporation's interests in two wholly owned media technologies subsidiaries: (1) Acacia Media Technologies and (2) Soundview Technologies, and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the Acacia Technologies group. Acacia Technologies group owns intellectual property related to the telecommunications field, including a television blanking system, also known as the "V-chip," which it licenses to television manufacturers. In addition, our media technologies group owns a worldwide portfolio of pioneering patents relating to audio and video transmission and receiving systems, commonly known as audio-on-demand and video-on-demand, used for distributing content via various methods including computer networks, cable television systems and direct broadcasting satellite systems.

         COMBIMATRIX GROUP - The CombiMatrix group is comprised of our wholly owned subsidiary, CombiMatrix Corporation, CombiMatrix Corporation's majority-owned subsidiaries, Advanced Material Sciences and CombiMatrix KK and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the CombiMatrix group. CombiMatrix Corporation is a life sciences technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip. Advanced Material Sciences, a development stage company, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences. CombiMatrix KK, a majority-owned Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix Corporation's active biochip system with pharmaceutical and biotechnology companies in the Asian market.

         Material intercompany transactions and transfers have been eliminated in consolidation. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. On December 13, 2002, our reporting segments were modified to reflect the attribution of assets and liabilities and the allocation of expenditures consistent with the management and allocation policies used in the preparation of the separate Acacia Technologies group and CombiMatrix group financial statements. Segment information has been adjusted for all periods presented.

         The tables below present information about our reportable segments in continuing operations for the years ended December 31, 2002, 2001 and 2000 (in thousands):

                                              ACACIA
                                           TECHNOLOGIES      COMBIMATRIX
2002                                          GROUP             GROUP            TOTAL
                                          -------------     -------------    -------------
Revenue ...............................   $         43      $        839     $        882
Amortization of patents ...............          1,591               399            1,990
Other income ..........................             64                --               64
Interest income .......................            620               589            1,209
Interest expense ......................              6               197              203
Realized losses on investments ........          1,184                --            1,184
Unrealized losses on investments ......            249                --              249
Impairment of cost method investment ..          2,748                --            2,748
Loss from operations before
  income taxes and minority interests..         13,368            70,068           83,436
Non-cash stock compensation charges ...             19             6,408            6,427
Segment assets ........................         43,816            49,973           93,789
Investment in affiliate, at cost ......            252                --              252
Purchase of property and equipment ....             78             1,002            1,080


                                              ACACIA
                                           TECHNOLOGIES      COMBIMATRIX
2001                                          GROUP             GROUP            TOTAL
                                          -------------     -------------    -------------

Revenue ...............................   $     24,180      $        456     $     24,636
Amortization of patents and goodwill ..          1,492             1,203            2,695
Other income ..........................             77                --               77
Interest income .......................          1,642             2,120            3,762
Interest expense ......................             --                65               65
Realized gains on investments .........            350                --              350
Unrealized gains on investments .......            237                --              237
Equity in losses of affiliate .........            195                --              195
(Income) loss from operations before
  income taxes and minority interests..         (7,969)           47,001           39,032
Non-cash stock compensation charges ...            856            19,963           20,819
Segment assets ........................         58,705            47,963          106,668
Investment in affiliate, at cost ......          3,000                --            3,000
Purchase of property and equipment ....             19             3,756            3,775


                                              ACACIA
                                           TECHNOLOGIES      COMBIMATRIX
2000                                          GROUP             GROUP            TOTAL
                                          -------------     -------------    -------------

Revenue ...............................   $         40      $         17     $         57
Amortization of patents ...............          1,611               640            2,251
Other income ..........................             28                --               28
Interest income .......................          1,424             1,662            3,086
Equity in losses of affiliates ........          1,746                --            1,746
Loss from operations before
  income taxes and minority interests..         15,503            22,895           38,398
Non-cash stock compensation charges ...            709             9,995           10,704
Segment assets ........................         29,879            61,561           91,440
Investment in affiliate, at equity ....            346                --              346
Investment in affiliate, at cost ......          3,000                --            3,000
Purchase of property and equipment ....            472             2,921            3,393

          Segment information excludes amounts related to the discontinued operations of Soundbreak.com for the years ended December 31, 2002, 2001 and 2000. See Note 10 to consolidated financial statements.


15.    SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS):

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                        -------------------------------------
                                                                                           2002         2001           2000
                                                                                        ---------     ---------     ---------
Supplemental disclosures of cash flow information:

    Cash paid for interest ..........................................................   $    192      $     42      $     79
    Cash paid for income taxes ......................................................         --           597            --

Supplemental schedule of non-cash operating, investing and financing activities:

    Issuance of common stock for additional equity in consolidated subsidiary .......    (46,007)           --       (11,634)
    Purchase price allocated to goodwill - step acquisitions ........................     16,008            --         2,928
    Purchase price allocated to patents - step acquisitions .........................      5,283            --         6,812
    Liabilities assumed in acquisition of minority ownership interest in subsidiary..         --           200            --
    Fixed assets purchased with accounts payable ....................................         70            --           917
    Purchase of equipment under capital lease agreement .............................         --        (3,000)           --
    Capital lease obligation incurred ...............................................         --         3,000            --
    Accrued payments for purchase of common stock from former minority
    stockholders of subsidiary ......................................................         58           217            --
    Loss from discontinued operations of Soundbreak.com .............................        480            --         3,072
    Deferred revenue purchase accounting adjustment .................................      8,425            --            --

16.    CONSOLIDATING FINANCIAL INFORMATION

         Presented below is consolidating financial information reflecting the businesses of the Acacia Technologies group and the CombiMatrix group. Earnings attributable to each group has been determined in accordance with accounting principles generally accepted in the United States.

         AR-CombiMatrix stock and AR-Acacia Technologies stock are intended to reflect the separate performance of the respective division of Acacia Research Corporation. The CombiMatrix group and the Acacia Technologies group are not separate legal entities. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, holders of AR-CombiMatrix stock and AR-Acacia Technologies stock continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to one of the groups could be subject to the liabilities of the other group. The group financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and taken together, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of the groups reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the groups include the accounts or assets of Acacia Research Corporation specifically attributed to the groups and were prepared using amounts included in Acacia Research Corporation's consolidated financial statements.

         Minority interests represent participation of other stockholders in the net equity and in the division earnings and losses of the groups and are reflected in the caption "Minority interests" in the group financial statements. Minority interests adjust group net results of operations to reflect only the group's share of the division earnings or losses of non-wholly owned investees.

         Financial effects arising from one group that affect Acacia Research Corporation's results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the class of common stock relating to the other group. Any division net losses of the CombiMatrix group or of the Acacia Technologies group, and dividends or distributions on, or repurchases of, AR-CombiMatrix stock or AR-Acacia Technologies stock, will reduce the assets of Acacia Research Corporation legally available for payment of dividends on AR-CombiMatrix stock or AR-Acacia Technologies stock.

         MANAGEMENT ALLOCATION POLICIES. The management and allocation policies applicable to the preparation of the financial statements of the CombiMatrix group and the Acacia Technologies group may be modified or rescinded, or additional policies may be adopted, at the sole discretion of the Acacia Research Corporation board of directors at any time without approval of the stockholders. The group's financial statements reflect the application of the management and allocation policies adopted by the Acacia Research Corporation board of directors to various corporate activities, as described below. Management has no plans to change allocation methods or the composition of the groups. The group financial statements should be read in conjunction with the Acacia Research Corporation consolidated financial statements and related notes.

         TREASURY AND CASH MANAGEMENT POLICIES. Cash and short-term investments are attributed to the groups based on the respective cash and short term investments balances of the entities comprising each group. Corporate cash balances have been attributed to the Acacia Technologies group. All cash raised by CombiMatrix Corporation and Advanced Material Sciences have been attributed to the CombiMatrix group. Acacia Research Corporation will manage most treasury activities on a decentralized basis, with each separate group separately managing its own treasury activities. Pursuant to treasury and cash management policies adopted by the Acacia Research Corporation board of directors, the following applies:

    o Acacia Research Corporation will attribute each future issuance of AR-Acacia Technologies stock (and the proceeds thereof) to the Acacia Technologies group and will attribute each future issuance of AR-CombiMatrix stock (and the proceeds thereof) to the CombiMatrix group;

    o Acacia Research Corporation will attribute each future incurrence or issuance of external debt or preferred stock (and the proceeds thereof) between the groups or entirely to one group as determined by the Acacia Research Corporation board of directors, based on the extent to which Acacia Research Corporation incurs or issues the debt or preferred stock for the benefit of the CombiMatrix group or the Acacia Technologies group;

    o Dividends on AR-Acacia Technologies stock will be charged against the AR-Acacia Technologies group, and dividends on AR-CombiMatrix stock will be charged against the CombiMatrix group;

    o Repurchases of AR-Acacia Technologies stock will be charged against the Acacia Technologies group and Repurchases of AR-CombiMatrix stock will be charged against the CombiMatrix group;

    o Acacia Research Corporation accounts for any cash transfers from Acacia Research Corporation to or for the account of a group, from a group to or for the account of Acacia Research Corporation, or from one group to or for the account of the other group (other than transfers in return for assets or services rendered) as short-term loans unless (A) the Acacia Research Corporation board of directors determines that a given transfer (or type of transfer) should be accounted for as a long-term loan, (B) the Acacia Research Corporation board of directors determines that a given transfer (or type of transfer) should be accounted for as a capital contribution or (iii) the Acacia Research Corporation board of directors determines that a given transfer (or type of transfer) should be accounted for as a return of capital. There are no specific criteria to determine when Acacia Research Corporation will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-group revolving credit advance; provided, however, that cash advances from Acacia Research Corporation to the Acacia Technologies group or to the CombiMatrix group up to $25.0 million on a cumulative basis shall be accounted for as short-term or long-term loans at interest rates at which Acacia Research Corporation could borrow such funds and shall not be accounted for as a capital contribution. The Acacia Research Corporation board of directors will make such a determination in the exercise of its business judgment at the time of such transfer based upon all relevant circumstances. Factors the Acacia Research Corporation board of directors may consider include, without limitation, the current and projected capital structure of each group; the financing needs and objectives of the recipient group; the availability, cost and time associated with alternative financing sources; and prevailing interest rates and general economic conditions; and

    o Any cash transfers accounted for as short-term loans will bear interest at the rate at which Acacia Research Corporation could borrow such funds. In addition, any cash transfers accounted for as a long-term loan will have interest rates, amortization, maturity, redemption and other terms that reflect the then-prevailing terms on which Acacia Research Corporation could borrow such funds.

         ASSETS AND LIABILITIES. In general, Acacia Research Corporation's assets and liabilities have been attributed to the Acacia Technologies group and the CombiMatrix group based on the respective asset and liabilities of the business comprising each group. Net intangible assets recorded at the Acacia Research Corporation level, primarily consisting of acquired patents and goodwill balances, have been attributed to the respective businesses comprising each group to which the intangibles and goodwill relate.

         CORPORATE GENERAL AND ADMINISTRATIVE SERVICES AND FACILITIES. Acacia Research Corporation allocates the cost of corporate general and administrative services and facilities between the groups generally based upon utilization. Where determinations based on utilization alone are impracticable, Acacia Research Corporation utilizes other methods and criteria that management believes to be equitable and to provide a reasonable estimate of the cost attributable to each group. Except as otherwise determined by management, the allocated costs of providing such services and facilities include, without limitation, all costs and expenses of personnel employed in connection with such services and facilities, including, without limitation, all direct costs of such personnel, such as payroll, payroll taxes and fringe benefit costs (calculated at the appropriate annual composite rate therefor) and all overhead costs and expenses directly related to such personnel and the services or facilities provided by them. In addition, allocated costs include all materials used in connection with such services or facilities, billed at their net cost to the provider of the services or facilities plus all overhead costs and expenses related to such materials. Except as may otherwise be specifically provided pursuant to the terms of any agreements among Acacia Research Corporation and the groups or any resolutions of the Acacia Research Corporation board of directors, the corporate general and administrative services and facilities to be allocated between the groups include, without limitation, legal services, accounting services (tax and financial), insurance and deductibles payable in connection therewith, employee benefit plans and administration thereof, investor relations, stockholder services, and services relating to the board of directors.

         Management believes that the methods and criteria used to allocate costs are equitable and provide a reasonable estimate of the cost attributable to the groups. Based on the allocation methods used, Acacia Research Corporation believes that the allocation of expenses as presented in the accompanying consolidating financial information reflects a reasonable estimation of expenses that would be recognized if the groups were separate stand alone registrants.

         ALLOCATION OF FEDERAL AND STATE INCOME TAXES. Acacia Research Corporation determines its federal income taxes and the federal income taxes of its subsidiaries that own assets allocated between the groups on a consolidated basis. Acacia Research Corporation allocates consolidated federal income tax provisions and related tax payments or refunds between the Acacia Technologies' group and CombiMatrix group based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group's contribution, whether positive or negative, to Acacia Research Corporation's consolidated federal taxable income and consolidated federal tax liability and tax credit position. Acacia Research Corporation will credit tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated tax return basis to the group that generated such benefits.

         Inter-group transactions are treated as taxed as if each group was a stand-alone company. Depending on the tax laws of the respective jurisdictions, state and local income taxes are calculated on either a consolidated or combined basis between the groups based on their respective contribution to such consolidated or combined state taxable incomes. State and local income tax provisions and related tax payments or refunds which are determined on a separate corporation basis are allocated between the groups in a manner designed to reflect the respective contributions of the groups to Acacia Research Corporation's separate or local taxable income.

CONSOLIDATING STATEMENT OF FINANCIAL POSITION AT DECEMBER 31, 2002 (IN THOUSANDS)

                                                                 ACACIA
                                                              TECHNOLOGIES   COMBIMATRIX
                                                                 GROUP          GROUP       ELIMINATIONS   CONSOLIDATED
                                                               ----------     ----------     ----------     ----------
                           ASSETS

Current assets:
    Cash and cash equivalents ............................     $  39,792      $   3,291      $      --      $  43,083
    Short-term investments ...............................            --         11,605             --         11,605
    Accounts receivable ..................................            --            578             --            578
    Prepaid expenses, other receivables and other assets..           775            446             --          1,221
                                                               ----------     ----------     ----------     ----------

                 Total current assets ....................        40,567         15,920             --         56,487

Property and equipment, net of accumulated depreciation...           180          3,895             --          4,075
Receivable from CombiMatrix group ........................           114             --           (114)            --
Investment in affiliate, at cost .........................           252             --             --            252
Patents, net of accumulated amortization .................         4,068         11,212             --         15,280
Goodwill, net of accumulated amortization ................         1,834         18,859             --         20,693
Other assets .............................................           197             87             --            284
                                                               ----------     ----------     ----------     ----------

                                                               $  47,212      $  49,973      $    (114)     $  97,071
                                                               ==========     ==========     ==========     ==========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, accrued expenses and other .........     $   2,524      $   2,302      $      --      $   4,826
    Current portion of deferred revenues .................         1,503          9,172             --         10,675
    Current portion of capital lease obligation ..........            --             --             --             --
                                                               ----------     ----------     ----------     ----------

                 Total current liabilities ...............         4,027         11,474             --         15,501

Payable to Acacia Technologies group .....................            --            114           (114)            --
Deferred income taxes ....................................         1,156          2,384             --          3,540
Deferred revenues, net of current portion ................            --             --             --             --
Capital lease obligation, net of current portion .........            --             --             --             --
                                                               ----------     ----------     ----------     ----------

                 Total liabilities .......................         5,183         13,972           (114)        19,041
                                                               ----------     ----------     ----------     ----------

Minority interests .......................................         1,487            684             --          2,171
                                                               ----------     ----------     ----------     ----------

Stockholders' equity:
    AR - Acacia Technologies stock .......................       105,557        129,286              1        234,844
    AR - CombiMatrix stock ...............................       (65,015)       (93,969)            (1)      (158,985)
                                                               ----------     ----------     ----------     ----------

                 Total stockholders' equity ..............        40,542         35,317             --         75,859
                                                               ----------     ----------     ----------     ----------

                                                               $  47,212      $  49,973      $    (114)     $  97,071
                                                               ==========     ==========     ==========     ==========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 (IN THOUSANDS)

                                                                    ACACIA
                                                                  TECHNOLOGIES      COMBIMATRIX      ELIMINATIONS/
                                                                    GROUP              GROUP       RECLASSIFICATIONS    CONSOLIDATED
                                                                 -------------     -------------     -------------     -------------
Revenues:
    License fee income .....................................     $         43      $         --      $         --      $         43
    Product revenue ........................................               --               306                --               306
    Grant revenue ..........................................               --               533                --               533
                                                                 -------------     -------------     -------------     -------------

         Total revenues ....................................               43               839                --               882
                                                                 -------------     -------------     -------------     -------------

Operating expenses:
    Cost of sales ..........................................               --               263                --               263
    Research and development expenses ......................               --            18,187                --            18,187
    Charge for acquired in-process research and development.               --            17,237                --            17,237
    Non-cash stock compensation
      expense - research and development ...................               --             1,868                --             1,868
    Marketing, general and administrative expenses .........            6,883            10,334             1,415            18,632
    Non-cash stock compensation
      expense - marketing, general and administrative ......               19             4,540                --             4,559
    Legal expenses .........................................            1,415                --            (1,415)               --
    Amortization of patents and goodwill ...................            1,591               399                --             1,990
    Legal settlement charges ...............................               --            18,471                --            18,471
                                                                 -------------     -------------     -------------     -------------

         Total operating expenses ..........................            9,908            71,299                --            81,207
                                                                 -------------     -------------     -------------     -------------

    Operating loss .........................................           (9,865)          (70,460)               --           (80,325)
                                                                 -------------     -------------     -------------     -------------

Other (expense) income:
    Impairment of cost method investment ...................           (2,748)               --                --            (2,748)
    Interest income ........................................              620               589                --             1,209
    Realized (losses) gains on short-term investments ......           (1,184)               --                --            (1,184)
    Unrealized (losses) gains on short-term investments ....             (249)               --                --              (249)
    Interest expense .......................................               (6)             (197)               --              (203)
    Other income (expense) .................................               64                --                --                64
                                                                 -------------     -------------     -------------     -------------

         Total other (expense) income ......................           (3,503)              392                --            (3,111)
                                                                 -------------     -------------     -------------     -------------

Loss from continuing operations
  before income taxes and minority interests ...............          (13,368)          (70,068)               --           (83,436)

Benefit (provision) for income taxes .......................              710               147                --               857
                                                                 -------------     -------------     -------------     -------------

Loss from continuing operations before minority interests...          (12,658)          (69,921)               --           (82,579)

Minority interests .........................................              104            23,702                --            23,806
                                                                 -------------     -------------     -------------     -------------

Loss from continuing operations ............................          (12,554)          (46,219)               --           (58,773)

Discontinued operations:
    Estimated loss on disposal of Soundbreak.com ...........             (200)               --                --              (200)
                                                                 -------------     -------------     -------------     -------------

Net loss ...................................................     $    (12,754)     $    (46,219)     $         --      $    (58,973)
                                                                 =============     =============     =============     =============

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2002 (IN THOUSANDS)

                                                                                        ACACIA
                                                                                     TECHNOLOGIES  COMBIMATRIX  ELIMINA-   CONSOLI-
                                                                                        GROUP         GROUP      TIONS      DATED
                                                                                       ---------    ---------   ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations: ...............................................   $(12,554)    $(46,219)   $     --   $(58,773)
Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
         Depreciation and amortization .............................................      1,797        1,736          --      3,533
         Minority interests ........................................................       (104)     (23,702)         --    (23,806)
         Stock-based compensation ..................................................         19        6,408          --      6,427
         Charge for acquired in-process research and development ...................         --       17,237          --     17,237
         Deferred tax benefit ......................................................       (142)        (147)         --       (289)
         Net sales (purchases) of trading securities ...............................      4,124           --          --      4,124
         Unrealized losses (gains) on short-term investments .......................        249           --          --        249
         Issuance of common stock by subsidiary - legal settlement .................         --       17,471          --     17,471
         Impairment of cost method investment ......................................      2,748           --          --      2,748
         Other .....................................................................        (30)         129          --         99
Changes in assets and liabilities:
         Accounts receivable, prepaid expenses, other receivables and other assets..         (1)        (177)         --       (178)
         Accounts payable, accrued expenses and other ..............................        372         (515)         --       (143)
         Deferred revenue ..........................................................          3       11,637          --     11,640
                                                                                       ---------    ---------   ---------  ---------

         Net cash used in operating activities from continuing operations ..........     (3,519)     (16,142)         --    (19,661)
         Net cash used in operating activities from discontinued operations ........       (905)          --          --       (905)
                                                                                       ---------    ---------   ---------  ---------
         Net cash used in operating activities .....................................     (4,424)     (16,142)         --    (20,566)
                                                                                       ---------    ---------   ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of additional equity in consolidated subsidiaries ................       (200)          --          --       (200)
         Purchase of property and equipment ........................................        (78)      (1,002)         --     (1,080)
         Proceeds from sale of property and equipment ..............................          3          358          --        361
         Purchase of available-for-sale investments ................................         --      (11,338)         --    (11,338)
         Sale of available-for-sale investments ....................................         --       20,383          --     20,383
         Purchase of common stock from minority stockholders of subsidiaries .......       (217)          --          --       (217)
         Acquisition costs .........................................................         --         (834)         --       (834)
         Other .....................................................................       (100)          --          --       (100)
                                                                                       ---------    ---------   ---------  ---------

         Net cash provided by investing activities from continuing operations ......       (592)       7,567          --      6,975
         Net cash used in investing activities from discontinued operations ........         (3)          --          --         (3)
                                                                                       ---------    ---------   ---------  ---------
         Net cash provided by investing activities .................................       (595)       7,567          --      6,972
                                                                                       ---------    ---------   ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Net cash attributed to the Acacia Technologies group ......................     (2,048)          --          --     (2,048)
         Net cash attributed to the CombiMatrix group ..............................         --         (818)         --       (818)
                                                                                       ---------    ---------   ---------  ---------

         Net cash (used in) provided by financing activities .......................     (2,048)        (818)         --     (2,866)
                                                                                       ---------    ---------   ---------  ---------

(Decrease) increase in cash and cash equivalents ...................................     (7,067)      (9,393)         --    (16,460)
                                                                                       ---------    ---------   ---------  ---------

Cash and cash equivalents, beginning ...............................................     46,859       12,592          --     59,451
Effect of exchange rate on cash ....................................................         --           92          --         92
                                                                                       ---------    ---------   ---------  ---------

Cash and cash equivalents, ending ..................................................   $ 39,792     $  3,291    $     --   $ 43,083
                                                                                       =========    =========   =========  =========

CONSOLIDATING STATEMENT OF FINANCIAL POSITION AT DECEMBER 31, 2001 (IN THOUSANDS)

                                                                ACACIA
                                                             TECHNOLOGIES COMBIMATRIX
                            ASSETS                              GROUP       GROUP     ELIMINATIONS  CONSOLIDATED
                                                              ----------  ----------   ----------   ----------
Current assets:
    Cash and cash equivalents .............................   $  46,859   $  12,592    $      --    $  59,451
    Short-term investments ................................       4,372      20,738           --       25,110
    Prepaid expenses, other receivables and other assets ..         800         813           --        1,613
                                                              ----------  ----------   ----------   ----------
         Total current assets .............................      52,031      34,143           --       86,174

Property and equipment, net of accumulated depreciation ...         358       4,548           --        4,906
Receivable from CombiMatrix group .........................          30          --          (30)          --
Investment in affiliate, at cost ..........................       3,000          --           --        3,000
Patents, net of accumulated amortization ..................       5,554       6,301           --       11,855
Goodwill, net of accumulated amortization .................       1,776       2,851           --        4,627
Other assets ..............................................         177         120           --          297
                                                              ----------  ----------   ----------   ----------

                                                              $  62,926   $  47,963    $     (30)   $ 110,859
                                                              ==========  ==========   ==========   ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, accrued expenses and other ..............   $   2,925   $   2,831    $      --    $   5,756
Current portion of deferred revenues ......................       1,500       5,588           --        7,088
Current portion of capital lease obligation ...............          --         934           --          934
                                                              ----------  ----------   ----------   ----------

         Total current liabilities ........................       4,425       9,353           --       13,778
                                                              ----------  ----------   ----------   ----------

Payable to Acacia Technologies group ......................          --          30          (30)          --
Deferred income taxes .....................................       1,298       2,531           --        3,829
Deferred revenues, net of current portion .................          --         372           --          372
Capital lease obligation, net of current portion ..........          --       1,845           --        1,845
                                                              ----------  ----------   ----------   ----------

         Total liabilities ................................       5,723      14,131          (30)      19,824
                                                              ----------  ----------   ----------   ----------

Minority interests ........................................       2,194      30,109           --       32,303
                                                              ----------  ----------   ----------   ----------

Stockholders' equity:
    AR-Acacia Technologies stock ..........................      55,009          --           --       55,009
    AR-CombiMatrix stock ..................................          --       3,723           --        3,723
                                                              ----------  ----------   ----------   ----------

Total stockholders' equity ................................      55,009       3,723           --       58,732
                                                              ----------  ----------   ----------   ----------

                                                              $  62,926   $  47,963    $     (30)   $ 110,859
                                                              ==========  ==========   ==========   ==========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2001 (IN THOUSANDS)

                                                        ACACIA
                                                      TECHNOLOGIES COMBIMATRIX
                                                         GROUP       GROUP     ELIMINATIONS  CONSOLIDATED
                                                       ---------   ---------   ------------  -----------
Revenues:
    License fee income .............................   $ 24,180    $     --    $        --   $   24,180
    Grant revenue ..................................         --         456             --          456
                                                       ---------   ---------   ------------  -----------
         Total revenues ............................     24,180         456             --       24,636

Operating expenses:
    Research and development expenses ..............         --      18,839             --       18,839
    Marketing, general and administrative expenses..      5,258      29,470             --       34,728
    Legal expenses .................................     11,572          --             --       11,572
    Amortization of patents and goodwill ...........      1,492       1,203             --        2,695
                                                       ---------   ---------   ------------  -----------

         Total operating expenses ..................     18,322      49,512             --       67,834

                                                       ---------   ---------   ------------  -----------
    Operating income (loss) ........................      5,858     (49,056)            --      (43,198)
                                                       ---------   ---------   ------------  -----------
Other income (expense):
    Write-off of equity investments ................         --          --             --           --
    Interest income ................................      1,642       2,120             --        3,762
    Realized gains on short-term investments .......        350          --             --          350
    Unrealized gains on short-term investments .....        237          --             --          237
    Interest expense ...............................         --         (65)            --          (65)
    Equity in losses of affiliates .................       (195)         --             --         (195)
    Other income ...................................         77          --             --           77
                                                       ---------   ---------   ------------  -----------
         Total other income (expense) ..............      2,111       2,055             --        4,166
                                                       ---------   ---------   ------------  -----------
Income (loss) from continuing operations before
   income taxes and minority interests .............      7,969     (47,001)            --      (39,032)
(Provision) benefit for income taxes ...............       (935)        155             --         (780)
                                                       ---------   ---------   ------------  -----------
Income (loss) from continuing operations before
   minority interests ..............................      7,034     (46,846)            --      (39,812)
Minority interests .................................     (1,277)     18,817             --       17,540
                                                       ---------   ---------   ------------  -----------
Net income (loss) ..................................   $  5,757    $(28,029)   $        --   $  (22,272)
                                                       =========   =========   ============  ===========

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2001 (IN THOUSANDS)

                                                                       ACACIA
                                                                     TECHNOLOGIES COMBIMATRIX
                                                                        GROUP         GROUP     ELIMINATIONS   CONSOLIDATED
                                                                     -----------   -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations .........................   $    5,757    $  (28,029)   $       --    $  (22,272)
Adjustments to reconcile net income (loss) to net
  cash used in operating activities:
    Depreciation and amortization ................................        1,710         2,159            --         3,869
    Equity in losses of affiliates ...............................          195            --            --           195
    Minority interests ...........................................        1,277       (18,817)           --       (17,540)
    Compensation expense relating to stock options and
      warrants ...................................................          856        19,963            --        20,819
    Deferred tax benefit .........................................          (27)         (155)           --          (182)
    Write-off of other assets ....................................           --           918            --           918
    Net purchases of trading securities ..........................       (4,135)           --            --        (4,135)
    Unrealized gain on short-term investments ....................         (237)           --            --          (237)
    Other ........................................................           40           314            --           354
Changes in assets and liabilities, net of effects of acquisitions:
    Prepaid expenses, other receivables and other assets .........         (378)         (258)          (77)         (713)
    Accounts payable, accrued expenses and other .................          233           775            77         1,085
    Deferred revenues ............................................        1,500         5,960            --         7,460
    Net cash provided by (used in) operating activities of
      continuing operations ......................................        6,791       (17,170)           --       (10,379)
    Net cash used in operating activities of discontinued
      operations .................................................       (2,182)           --            --        (2,182)
                                                                     -----------   -----------   -----------   -----------
    Net cash provided by (used in) operating activities ..........        4,609       (17,170)           --       (12,561)
                                                                     -----------   -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of additional equity in consolidated subsidiaries ...       (3,304)           --            --        (3,304)
    Purchase of property and equipment ...........................          (19)       (3,756)           --        (3,775)
    Proceeds from sale and leaseback arrangement .................           --         3,000            --         3,000
    Sale of available-for-sale investments .......................       25,921        50,354            --        76,275
    Purchase of available-for-sale investments ...................      (25,921)      (30,765)           --       (56,686)
    Purchase of common stock from minority stockholders
      of subsidiaries ............................................       (2,550)           --            --        (2,550)
                                                                     -----------   -----------   -----------   -----------
    Net cash (used in) provided by investing activities
      of continuing operations ...................................       (5,873)       18,833            --        12,960
    Net cash used in investing activities of discontinued
      operations .................................................         (145)           --            --          (145)
                                                                     -----------   -----------   -----------   -----------
    Net cash (used in) provided by investing activities ..........       (6,018)       18,833            --        12,815
                                                                     -----------   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net cash attributed to the Acacia Technologies group .........       18,663            --            --        18,663
    Net cash attributed to the CombiMatrix group .................           --         4,496            --         4,496
                                                                     -----------   -----------   -----------   -----------

    Net cash provided by financing activities ....................       18,663         4,496            --        23,159
                                                                     -----------   -----------   -----------   -----------
    Increase in cash and cash equivalents ........................       17,254         6,159            --        23,413
    Cash and cash equivalents, beginning .........................       29,605         6,558            --        36,163
    Effect of exchange rate on cash ..............................           --          (125)           --          (125)
                                                                     -----------   -----------   -----------   -----------
    Cash and cash equivalents, ending ............................   $   46,859    $   12,592    $       --    $   59,451
                                                                     ===========   ===========   ===========   ===========

CONSOLIDATING STATEMENT OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000 (IN THOUSANDS)

                                                                   ACACIA
                                                                TECHNOLOGIES     COMBIMATRIX
                                                                   GROUP            GROUP         ELIMINATIONS    CONSOLIDATED
                                                               --------------   --------------   --------------  --------------
Revenues:
   Grant revenue ...........................................   $          --    $          17    $          --   $          17
   Other income ............................................              40               --               --              40
                                                               --------------   --------------   --------------  --------------
      Total revenues .......................................              40               17               --              57
                                                               --------------   --------------   --------------  --------------

Operating expenses:
   Research and development expenses .......................              52           11,812               --          11,864
   Marketing, general and administrative expenses ..........           8,983           12,122               --          21,105
   Legal expenses ..........................................             984               --               --             984
   Amortization of patents and goodwill ....................           1,611              640               --           2,251
   Loss on disposal of consolidated subsidiaries ...........           1,016               --               --           1,016
                                                               --------------   --------------   --------------  --------------
      Total operating expenses .............................          12,646           24,574               --          37,220
                                                               --------------   --------------   --------------  --------------
   Operating loss ..........................................         (12,606)         (24,557)              --         (37,163)
                                                               --------------   --------------   --------------  --------------
Other income (expense):
   Write-off of equity investments .........................          (2,603)              --               --          (2,603)
   Interest income .........................................           1,424            1,662               --           3,086
   Equity in losses of affiliates ..........................          (1,746)              --               --          (1,746)
   Other income ............................................              28               --               --              28
                                                               --------------   --------------   --------------  --------------
      Total other income (expense) .........................          (2,897)           1,662               --          (1,235)
                                                               --------------   --------------   --------------  --------------
Loss from continuing operations before income taxes and
   minority interests ......................................         (15,503)         (22,895)              --         (38,398)
(Provision) benefit for income taxes .......................              (6)              79               --              73
                                                               --------------   --------------   --------------  --------------
Loss from continuing operations before minority interests ..         (15,509)         (22,816)              --         (38,325)
Minority interests .........................................             866            8,300               --           9,166
                                                               --------------   --------------   --------------  --------------
Loss from continuing operations ............................         (14,643)         (14,516)              --         (29,159)
Discontinued operations:
   Loss from discontinued operations of Soundbreak.com .....          (7,443)              --               --          (7,443)
   Estimated loss on disposal of Soundbreak.com ............          (2,111)              --               --          (2,111)
                                                               --------------   --------------   --------------  --------------
Loss before cumulative effect of change in accounting
   principle ...............................................         (24,197)         (14,516)              --         (38,713)
Cumulative effect of change in accounting principle due
   to beneficial conversion feature of debt ................              --             (246)              --            (246)
                                                               --------------   --------------   --------------  --------------
Net loss ...................................................   $     (24,197)   $     (14,762)   $          --   $     (38,959)
                                                               ==============   ==============   ==============  ==============

CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000 (IN THOUSANDS)

                                                                        ACACIA
                                                                      TECHNOLOGIES     COMBIMATRIX
                                                                         GROUP            GROUP        ELIMINATIONS    CONSOLIDATED
                                                                     --------------   --------------   ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from continuing operations ..................................   $     (14,643)   $     (14,516)   $        --    $     (29,159)
Adjustments to reconcile net loss to net cash used in
   operating activities:
   Depreciation and amortization .................................           1,751              906             --            2,657
   Equity in losses of affiliates ................................           1,746               --             --            1,746
   Minority interests ............................................            (866)          (8,300)            --           (9,166)
   Compensation expense relating to stock options and warrants....             709            9,995             --           10,704
   Charge for acquired in-process research and development .......              --            2,508             --            2,508
   Deferred tax benefit ..........................................              (2)             (79)            --              (81)
   Write-off of other assets .....................................           2,603               --             --            2,603
   Other .........................................................             398             (105)            --              293
Changes in assets and liabilities, net of effects of acquisitions:
   Prepaid expenses, other receivables and other assets ..........          (1,053)            (989)            13           (2,029)
   Accounts payable, accrued expenses and other ..................             162            1,891            (13)           2,040
                                                                     --------------   --------------   ------------   --------------
   Net cash used in operating activities of continuing
      operations .................................................          (9,195)          (8,689)            --          (17,884)
   Net cash used in operating activities of discontinued
      operations .................................................         (16,600)              --             --          (16,600)
                                                                     --------------   --------------   ------------   --------------
   Net cash used in operating activities .........................         (25,795)          (8,689)            --          (34,484)
                                                                     --------------   --------------   ------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital contribution to equity investments ....................           1,000               --             --            1,000
   Purchase of additional equity in consolidated subsidiaries ....            (970)              --             --             (970)
   Purchase of property and equipment ............................            (472)          (2,004)            --           (2,476)
   Sale of available-for-sale investments ........................              --            3,975             --            3,975
   Purchase of available-for-sale investments ....................              --          (44,606)            --          (44,606)
   Other .........................................................             (54)              --             --              (54)
                                                                     --------------   --------------   ------------   --------------
   Net cash used in investing activities of continuing
      operations .................................................            (496)         (42,635)            --          (43,131)
   Net cash used in investing activities of discontinued
      operations .................................................          (1,173)              --             --           (1,173)
                                                                     --------------   --------------   ------------   --------------
   Net cash used in investing activities .........................          (1,669)         (42,635)            --          (44,304)
                                                                     --------------   --------------   ------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net cash attributed to the Acacia Technologies group ..........          20,897               --             --           20,897
   Net cash attributed to the CombiMatrix group ..................              --           56,423             --           56,423
                                                                     --------------   --------------   ------------   --------------
   Net cash provided by financing activities .....................          20,897           56,423             --           77,320
                                                                     --------------   --------------   ------------   --------------

   (Decrease) Increase in cash and cash equivalents ..............          (6,567)           5,099             --           (1,468)

   Cash and cash equivalents, beginning ..........................          36,172            1,459             --           37,631
   Effect of exchange rate on cash ...............................              --               --             --               --
                                                                     --------------   --------------   ------------   --------------
   Cash and cash equivalents, ending .............................   $      29,605    $       6,558    $        --    $      36,163
                                                                     ==============   ==============   ============   ==============

17.    QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth unaudited consolidated statement of operations data for the eight quarters in the period ended December 31, 2002. This information has been derived from our unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Our quarterly results have been in the past and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.


                                                            QUARTER ENDED
                        MAR. 31,      JUN. 30,      SEP. 30,       DEC. 31,     MAR. 31,      JUN. 30,      SEP. 30,       DEC. 31,
                          2002          2002          2002           2002         2001          2001          2001          2001
                      ------------- ------------- ------------- ------------- ------------- ------------- ------------- ------------
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
Revenues:
  License fee
    income .......... $         --  $         --  $         43  $         --  $      2,440  $     10,000  $     10,740  $     1,000
  Product
    revenue .........           --           274            23             9            --            --            --           --
  Grant
    revenue .........          249           164           113             7           183            91            91           91
                      ------------- ------------- ------------- ------------- ------------- ------------- ------------- ------------

Total revenues ......          249           438           179            16         2,623        10,091        10,831        1,091
Operating
  expenses ..........        8,694        13,473        32,219        26,820        18,424        20,028        18,527       10,855
                      ------------- ------------- ------------- ------------- ------------- ------------- ------------- ------------
Operating loss ......       (8,445)      (13,035)      (32,040)      (26,804)      (15,801)       (9,937)       (7,696)      (9,764)
Other (expenses)
  income ............         (486)         (845)       (2,749)          968         1,144         1,031           796        1,195
                      ------------- ------------- ------------- ------------- ------------- ------------- ------------- ------------
Loss from continuing
  operations before
  income taxes and
  minority interests.       (8,931)      (13,880)      (34,789)      (25,836)      (14,657)       (8,906)       (6,900)      (8,569)
Benefit (provision)
  for income taxes ..           69            75           287           426           (13)         (228)         (778)         239
                      ------------- ------------- ------------- ------------- ------------- ------------- ------------- ------------
Loss from continuing
  operations before
  minority interests.       (8,862)      (13,805)      (34,502)      (25,410)      (14,670)       (9,134)       (7,678)      (8,330)
Minority interests ..        2,435         4,104        14,080         3,187         5,191         4,362         4,851        3,136
                      ------------- ------------- ------------- ------------- ------------- ------------- ------------- -----------
Loss from
  continuing
  operations ........       (6,427)       (9,701)      (20,422)      (22,223)       (9,479)       (4,772)       (2,827)      (5,194)
Loss from
  discontinued
  operations ........           --            --          (200)           --            --            --            --           --
                      ------------- ------------- ------------- ------------- ------------- ------------- ------------- ------------

Net loss ............ $     (6,427) $     (9,701) $    (20,622) $    (22,223) $     (9,479) $     (4,772) $     (2,827) $    (5,194)
                      ============= ============= ============= ============= ============= ============= ============= ============

Loss per common share
  basic and diluted:
Attributable to the
  Acacia Technologies
  group:
    Loss from
      continuing
      operations .... $      (0.14) $      (0.19) $      (0.26) $      (0.04) $         --  $         --  $         --  $        --
    Loss from
      discontinued
      operations .... $         --  $         --  $      (0.01) $         --  $         --  $         --  $         --  $        --
                      ------------- ------------- ------------- ------------- ------------- ------------- ------------- ------------
Net loss ............ $      (0.14) $      (0.19) $      (0.27) $      (0.04) $         --  $         --  $         --  $        --
                      ============= ============= ============= ============= ============= ============= ============= ============

Attributable to the
  CombiMatrix group:
    Loss from
      continuing
      operations .... $      (0.16) $      (0.26) $      (0.67) $      (0.93) $         --  $         --  $         --  $        --
    Loss from
      discontinued
      operations .... $         --  $         --  $         --  $         --  $         --  $         --  $         --  $        --
                      ------------- ------------- ------------- ------------- ------------- ------------- ------------- ------------
Net loss ............ $      (0.16) $      (0.26) $      (0.67) $      (0.93) $         --  $         --  $         --  $        --
                      ============= ============= ============= ============= ============= ============= ============= ============

Acacia Research
  Corporation:
    Loss from
      continuing
      operations .... $         --  $         --  $         --  $         --  $      (0.50) $      (0.25) $     (0.15) $      (0.27)
    Loss from
      discontinued
      operations .... $         --  $         --  $         --  $         --  $         --  $         --  $         --  $        --
                      ------------- ------------- ------------- ------------- ------------- ------------- ------------- ------------
Net loss ............ $         --  $         --  $         --  $         --  $      (0.50) $      (0.25) $     (0.15) $      (0.27)
                      ============= ============= ============= ============= ============= ============= ============= ============


Weighted average
  shares - basic
  and diluted:
Acacia Research
  - Acacia
  Technologies
  stock .............   19,640,808    19,640,808    19,640,808    19,640,808            --            --            --           --
Acacia Research
  - CombiMatrix
  stock .............   22,950,551    22,950,551    22,950,551    22,951,324            --            --            --           --
Acacia Research
   Corporation ......           --            --            --            --    18,985,864    19,503,645    19,525,807   19,558,572

Market price
  per share -
  Acacia Research
  Corporation
  (through
  December 13,
  2002):
    High ............ $      13.26  $      11.50  $       7.15  $       5.61  $      18.98  $      16.14  $      16.66  $     13.42
    Low ............. $       8.47  $       5.90  $       3.50  $       3.65  $       5.23  $       4.69  $       5.83  $      8.29

Market price
  per share -
  Acacia
  Technologies
  stock:
    High ............ $         --  $         --  $         --  $       3.40  $         --  $         --  $        --   $        --
    Low ............. $         --  $         --  $         --  $       1.65  $         --  $         --  $        --   $        --

Market price
  per share -
  CombiMatrix
  stock:
    High ............ $         --  $         --  $         --  $       4.98  $         --  $         --  $        --   $        --
    Low ............. $         --  $         --  $         --  $       2.70  $         --  $         --  $        --   $        --

                            ACACIA TECHNOLOGIES GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Acacia Research Corporation

         In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 83 present fairly, in all material respects, the financial position of Acacia Technologies Group (a division of Acacia Research Corporation as described in Note 1) at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Acacia Research Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As more fully described in Note 1 to the financial statements, Acacia Technologies Group is a division of Acacia Research Corporation; accordingly, the financial statements of Acacia Technologies group should be read in conjunction with the consolidated financial statements of Acacia Research Corporation.



/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 26, 2003

                                 ACACIA TECHNOLOGIES GROUP
                        (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                      BALANCE SHEETS
                                      (IN THOUSANDS)


                                                                  AT DECEMBER 31,
                                                              -----------------------
                                                                 2002        2001
                                                              ----------   ----------

                           ASSETS

Current assets:
     Cash and cash equivalents ............................   $  39,792    $  46,859
     Short-term investments ...............................          --        4,372
     Prepaid expenses, other receivables and other assets..         775          800
                                                              ----------   ----------

          Total current assets ............................      40,567       52,031

Property and equipment, net of accumulated depreciation ...         180          358

Receivable from CombiMatrix group .........................         114           30
Investment in affiliate, at cost ..........................         252        3,000
Patents, net of accumulated amortization ..................       4,068        5,554
Goodwill, net of accumulated amortization .................       1,834        1,776
Other assets ..............................................         197          177
                                                              ----------   ----------

                                                              $  47,212    $  62,926
                                                              ==========   ==========

           LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
     Accounts payable, accrued expenses and other .........   $   2,524    $   2,925
     Deferred revenues ....................................       1,503        1,500
                                                              ----------   ----------

          Total current liabilities .......................       4,027        4,425

Deferred income taxes .....................................       1,156        1,298
                                                              ----------   ----------

          Total liabilities ...............................       5,183        5,723
                                                              ----------   ----------

Commitments and contingencies (Note 8)

Minority interests ........................................       1,487        2,194
                                                              ----------   ----------

Allocated net worth:

     Funds allocated by Acacia Research Corporation .......     105,557      107,270

     Accumulated net losses ...............................     (65,015)     (52,261)
                                                              ----------   ----------

          Total allocated net worth .......................      40,542       55,009
                                                              ----------   ----------

                                                              $  47,212    $  62,926
                                                              ==========   ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                 ACACIA TECHNOLOGIES GROUP
                        (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                 STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS)

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                    2002         2001       2000
                                                                  ---------   ---------   ---------

Revenues:
     License fee income .......................................   $     43    $ 24,180    $     --
     Other income .............................................         --          --          40
                                                                  ---------   ---------   ---------
          Total revenues ......................................         43      24,180          40
                                                                  ---------   ---------   ---------
Operating expenses:
     Research and development expenses ........................         --          --          52
     Marketing, general and administrative expenses ...........      6,883       4,853       9,186
     Non-cash stock compensation - marketing, general and
          administrative ......................................         19         856         709
     Legal expenses - patents .................................      1,415      11,121          72
     Amortization of patents and goodwill .....................      1,591       1,492       1,611
     Loss on disposal of subsidiaries .........................         --          --       1,016
                                                                  ---------   ---------   ---------
          Total operating expenses ............................      9,908      18,322      12,646
                                                                  ---------   ---------   ---------
Operating (loss) income .......................................     (9,865)      5,858     (12,606)
                                                                  ---------   ---------   ---------
Other (expense) income:
     Write-off of equity investments ..........................         --          --      (2,603)
     Impairment of cost method investment .....................     (2,748)         --          --
     Interest income ..........................................        620       1,642       1,424
     Realized (losses) gains on short-term investments ........     (1,184)        350          --
     Unrealized (losses) gains on short-term investments ......       (249)        237          --
     Interest expense .........................................         (6)         --          --
     Equity in losses of affiliate ............................         --        (195)     (1,746)
     Other income .............................................         64          77          28
                                                                  ---------   ---------   ---------
          Total other (expenses) income .......................     (3,503)      2,111      (2,897)
                                                                  ---------   ---------   ---------
(Loss) income from continuing operations before
     income taxes and minority interests ......................    (13,368)      7,969     (15,503)
Benefit (provision) for income taxes ..........................        710        (935)         (6)
                                                                  ---------   ---------   ---------
(Loss) income from continuing operations before
     minority interests .......................................    (12,658)      7,034     (15,509)
Minority interests ............................................        104      (1,277)        866
                                                                  ---------   ---------   ---------
(Loss) income from continuing operations.......................    (12,554)      5,757     (14,643)
Discontinued operations
     Loss from discontinued operations of Soundbreak.com ......         --          --      (7,443)
     Estimated loss on disposal of Soundbreak.com .............       (200)         --      (2,111)
                                                                  ---------   ---------   ---------
Division net (loss) income ....................................   $(12,754)   $  5,757    $(24,197)
                                                                  =========   =========   =========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ACACIA TECHNOLOGIES GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                        STATEMENTS OF ALLOCATED NET WORTH
                                 (IN THOUSANDS)



Balance at December 31, 1999.....................................   $    44,492

Net assets attributed to the Acacia Technologies group...........         9,680
Division net loss................................................       (24,197)
                                                                    ------------

Balance at December 31, 2000.....................................        29,975

Net assets attributed to the Acacia Technologies group...........        19,277
Division net income..............................................         5,757
                                                                    ------------

Balance at December 31, 2001.....................................        55,009

Net assets attributed to the Acacia Technologies group...........        (1,713)
Division net loss................................................       (12,754)
                                                                    ------------

Balance at December 31, 2002.....................................   $    40,542
                                                                    ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                      ACACIA TECHNOLOGIES GROUP
                             (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                      STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------
                                                                                2002        2001         2000
                                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Division net (loss) income from continuing operations: ....................   $(12,554)   $  5,757    $(14,643)
Adjustments to reconcile division net (loss) income from
  continuing operations to net cash (used in) provided
  by operating activities:
     Depreciation and amortization ........................................      1,797       1,710       1,751
     Equity in losses of affiliate ........................................         --         195       1,746
     Minority interests ...................................................       (104)      1,277        (866)
     Non-cash stock compensation ..........................................         19         856         709
     Deferred tax benefit .................................................       (142)        (27)         (2)
     Write-off of other assets ............................................         --          --       2,603
     Net sales (purchases) of trading securities ..........................      4,124      (4,135)         --
     Unrealized losses (gains) on short-term investments ..................        249        (237)         --
     Impairment of cost method investment .................................      2,748          --          --
     Other ................................................................        (30)         40         398
Changes in assets and liabilities:
     Prepaid expenses, other receivables and other assets .................         (1)       (455)     (1,040)
     Accounts payable, accrued expenses and other .........................        372         310         149
     Deferred revenues ....................................................          3       1,500          --
                                                                              ---------   ---------   ---------
     Net cash (used in) provided by operating activities from
       continuing operations ..............................................     (3,519)      6,791      (9,195)
     Net cash used in operating activities from discontinued operations ...       (905)     (2,182)    (16,600)
                                                                              ---------   ---------   ---------
     Net cash (used in) provided by operating activities ..................     (4,424)      4,609     (25,795)
                                                                              ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital contributions to equity investments ..........................         --          --       1,000
     Purchase of additional equity in consolidated subsidiaries ...........       (200)     (3,304)       (970)
     Purchase of property and equipment ...................................        (78)        (19)       (472)
     Proceeds from sale of property and equipment .........................          3          --          --
     Purchase of available-for-sale investments ...........................         --     (25,921)         --
     Sale of available-for-sale investments ...............................         --      25,921          --
     Purchase of common stock from minority stockholders of subsidiaries ..       (217)     (2,550)         --
     Other ................................................................       (100)         --         (54)
                                                                              ---------   ---------   ---------

     Net cash used in investing activities from continuing operations .....       (592)     (5,873)       (496)
     Net cash used in investing activities from discontinued operations ...         (3)       (145)     (1,173)
                                                                              ---------   ---------   ---------
     Net cash used in investing activities ................................       (595)     (6,018)     (1,669)
                                                                              ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net cash flows attributed to the Acacia Technologies group ...........     (2,048)     18,663      20,897
                                                                              ---------   ---------   ---------

(Decrease) increase in cash and cash equivalents ..........................     (7,067)     17,254      (6,567)
                                                                              ---------   ---------   ---------

Cash and cash equivalents, beginning ......................................     46,859      29,605      36,172
                                                                              ---------   ---------   ---------

Cash and cash equivalents, ending .........................................   $ 39,792    $ 46,859    $ 29,605
                                                                              =========   =========   =========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ACACIA TECHNOLOGIES GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

         Acacia Research Corporation's continuing operations are comprised of two separate divisions: the Acacia Technologies group and the CombiMatrix group ( the "groups").

         The Acacia Technologies group, a division of Acacia Research Corporation, is primarily comprised of Acacia Research Corporation's interests in two wholly owned media technologies subsidiaries: (1) Acacia Media Technologies Corporation, ("Acacia Media Technologies") a Delaware corporation and (2) Soundview Technologies, Inc., ("Soundview Technologies") a Delaware corporation, and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the Acacia Technologies group.

         The Acacia Technologies group owns patented digital media transmission, or DMT, technology enabling the digitization, encryption, storage, transmission, receipt and playback of digital content. The DMT technology is protected by five U.S. and seventeen international patents. The DMT technology is utilized by a variety of companies, including cable companies, hotel in-room entertainment companies, Internet movie companies, Internet music companies, on-line adult entertainment companies, on-line learning companies and other companies that stream audio or audio/videos content. The Acacia Technologies group also owns patented technology known as the V-chip. The V-chip was adopted by the manufacturers of televisions sold in the U.S. to provide blocking of certain programming based upon its content rating code, in compliance with the Telecommunications Act of 1996. The V-chip technology is protected by U.S. Patent No. 4,554,584, which expires in July 2003.

LIQUIDITY AND RISKS

         The Acacia Technologies group's business operations are subject to certain risks and uncertainties, including:

    o    market acceptance of products and services;
    o technological advances that may make our products and services obsolete or less competitive;
    o increases in operating costs, including costs for supplies, personnel and equipment;
    o    the availability and cost of capital;
    o    general economic conditions; and
    o governmental regulation that may restrict our subsidiary companies' businesses.

         Acacia Research Corporation has generated substantially all of its revenues from licensing the Acacia Technologies group's patented V-chip technology to television manufacturers. The V-chip patent expires in July 2003. The Acacia Technologies group will not be able to collect royalties for televisions containing V-chip technology sold after the expiration of that patent, but it may still collect revenues from the sale of such televisions in the U.S. before the expiration date. The Acacia Technologies group is beginning to market and commercially license its DMT technology and is currently developing additional technologies. However, there can be no assurance that the Acacia Technologies group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the Acacia Technologies group and on Acacia Research Corporation's ability to achieve its intended business objectives. The Acacia Technologies group's success also depends on its ability to protect its intellectual property.


RECAPITALIZATION AND MERGER TRANSACTIONS

         On December 11, 2002, Acacia Research Corporation's stockholders voted in favor of a recapitalization transaction whereby Acacia Research Corporation created two new classes of common stock called "Acacia Research-CombiMatrix stock" ("AR-CombiMatrix stock"), and "Acacia Research-Acacia Technologies stock"

("AR-Acacia Technologies stock"), and divided Acacia Research Corporation's existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation's CombiMatrix group, and to benefit from its research and development efforts. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation's Acacia Technologies group and to benefit from the licensing of its technologies. In the recapitalization, which became effective on December 13, 2002, Acacia Research Corporation stockholders received 0.5582 of a share of AR-CombiMatrix stock, and one share of AR-Acacia Technologies stock, for each share of common stock that they owned. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of Acacia Research Corporation's different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups. The AR-Acacia Technologies stock is listed on the Nasdaq National Market System, and the AR-CombiMatrix stock is listed on the Nasdaq SmallCap Market.

         On December 11, 2002, Acacia Research Corporation stockholders and CombiMatrix Corporation stockholders voted in favor of a merger transaction pursuant to which Acacia Research Corporation acquired the stockholder interests in CombiMatrix Corporation not already owned by Acacia Research Corporation (52% of the total stockholder interests in CombiMatrix Corporation). The acquisition was accomplished through a merger, effective December 13, 2002, in which stockholders of CombiMatrix Corporation other than Acacia Research Corporation received one share of the new AR-CombiMatrix stock in exchange for each share of CombiMatrix Corporation common stock that they owned immediately prior to the merger.

         On December 11, 2002, the stockholders of Acacia Research Corporation also approved the adoption of two new stock incentive plans for the two business groups.

GENERAL

         In January 2001, Acacia Research Corporation completed an institutional private equity financing raising gross proceeds of $19.0 million ($17.9 million, net of issuance costs) through the issuance of 1,107,274 units. Proceeds from this equity financing were attributed to the Acacia Technologies group.

         In the third quarter of 2000, Acacia Research Corporation completed a private offering of 861,638 units at $27.50 per unit for gross proceeds of approximately $23.7 million ($22.0 million, net of issuance costs). Proceeds from this equity financing were attributed to the Acacia Technologies group.

         In the fourth quarter of 1999, Acacia Research Corporation completed an institutional private equity financing raising gross proceeds of $21.0 million ($19.1 million, net of issuance costs) through the issuance of 974,771 units, consisting of one share of Acacia Research Corporation's common stock and one-half of a common stock purchase warrant. During the first quarter of 2000, Acacia Research Corporation issued a 30-day redemption notice for these warrants. As a result, all of these warrants were exercised prior to the redemption date with Acacia Research Corporation receiving proceeds of approximately $14.8 million. Proceeds from this equity financing were attributed to the Acacia Technologies group.

         Acacia Research Corporation's cash and the cash held by its media technology businesses, including all cash raised through Acacia Research Corporation's previous offerings has been attributed to the Acacia Technologies group as these funds are intended to support the media technology businesses of Acacia Research Corporation.

ACACIA MEDIA TECHNOLOGIES

         In July 2002, Acacia Media Technologies was granted a patent for its digital media transmission technology in Japan. The patent provides coverage through January 2, 2012.

         In November 2001, Acacia Research Corporation increased its ownership interest in Acacia Media Technologies Corporation ("Acacia Media Technologies"), formerly Greenwich Information Technologies LLC ("Greenwich"), from 33% to 100% through the purchase of the ownership interest of the former limited liability company's other member. In December 2001, Acacia Research Corporation converted Greenwich from a limited liability company to a corporation and changed its name to Acacia Media Technologies. The ownership interest purchase has been accounted for under the purchase method of accounting. The excess purchase price was allocated to Acacia Media Technologies' patent portfolio and is being amortized over the remaining economic life of the respective patents, which is approximately 10 years. The results of operations have been included in the statement of operations from the date of acquisition. Pro forma results of operations have not been presented because the effects of these acquisitions were not material on either an individual or aggregate basis.

SOUNDVIEW TECHNOLOGIES

         In July 2002, Soundview Technologies executed a license agreement with Loewe Opta GmbH, whereby Soundview Technologies received a one-time license fee payment of $43,000 and granted a non-exclusive license of its patented V-chip technology to Loewe Opta GmbH, a manufacturer of televisions sold under the Loewe brand name.

         In September 2002, the United States District Court for the District of Connecticut granted a motion for summary judgment filed by the defendants in Soundview Technologies pending patent infringement and antitrust lawsuit against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a Consumer Electronics Association in the United States District Court for the Eastern District of Virginia (filed on April 5, 2000), alleging that television sets utilizing certain content blocking technology (commonly known as the "V-chip") and sold in the United States infringe Soundview Technologies' U.S. Patent No. 4,554,584. In granting the motion, the court ruled that the defendants have not infringed on Soundview Technologies' patent. See
Note 8 for additional information related to the motion granted.

         In June 2001, Acacia Research Corporation's ownership interest in Soundview Technologies, Incorporated ("Soundview Technologies") increased from 67% to 100%, following Soundview Technologies' completion of a stock repurchase transaction with its former minority stockholders. Soundview Technologies repurchased the stock of its former minority stockholders in exchange for a cash payment and the grant to such stockholders of the right to receive 26% of future net revenues generated by Soundview Technologies' current patent portfolio, which includes its V-chip patent. As of December 31, 2002, total consideration paid combined with amounts accrued pursuant to the stock repurchase agreements totaled $2,825,000. The increase in Acacia Research Corporation's interest in Soundview Technologies from 67% to 100% was accounted for as a step acquisition in accordance with the purchase method of accounting. Accordingly, the purchase price paid to date was allocated to the fair value of assets acquired and liabilities assumed. The excess of the purchase price paid over the fair market value of the net assets acquired of $1,543,000 was assigned to goodwill. Contingent purchase consideration is accounted for as an additional cost of the acquired enterprise.

         During 2001, Soundview Technologies executed separate settlement and/or license agreements with Samsung Electronics, Hitachi America, Ltd., LG Electronics, Inc., Funai Electric Co. Ltd., Daewoo Electronics Corporation of America, Sanyo Manufacturing Corporation, Thomson Multimedia, Inc., JVC Americas Corporation, Matsushita Electric Industrial Co., Ltd. and Orion Electric Co., Ltd. In addition, Soundview Technologies settled its lawsuits with Pioneer

Electronics (USA) Incorporated, an affiliate of Pioneer Corporation, and received payments from Philips Electronics pursuant to a settlement and license agreement signed in December 2000. Certain of these license agreements constitute settlements of patent infringement litigation brought by Soundview Technologies. As of December 31, 2002, the Acacia Technologies group has received and recognized as revenue, one-time license fee payments totaling $25,673,000 from the settlement and license agreements and have granted non-exclusive, retroactive and future licenses of Soundview Technologies' U.S. Patent No. 4,554,584 to the respective television manufacturers. Certain of the settlement and license agreements provide for future royalty payments to Soundview Technologies. License fee payments received during 2001 totaling $1,500,000 are included in deferred revenues pursuant to the terms of the respective agreements.

OTHER

         The Acacia Technologies group includes the assets and liabilities of Soundbreak.com, a 66.9% held subsidiary of Acacia Research Corporation, which ceased operations as of February 15, 2001. Accordingly, the Acacia Technologies group has reported the results of operations and the estimated loss on disposal of Soundbreak.com as results of discontinued operations in the 2002 and 2000 statements of operations (see Note 7).

         The Acacia Technologies group conducted a portion of its investing activity through a limited partnership, of which a wholly owned subsidiary of Acacia Research Corporation is the general partner. The limited partnership ceased trading activity in May 2002. As a result of the significant control that Acacia Research Corporation exercised over the limited partnership, the assets and liabilities and results of operations have been consolidated by Acacia Research Corporation during 2002 and 2001. As of December 31, 2002, the limited partnership had distributed all limited partner capital account balances and as a result has no net assets as of December 31, 2002. Prior to cessation of operations, the net assets, liabilities and results of operations of the limited partnership, which included certain health sciences securities, have been attributed to the Acacia Technologies group.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. AR-Acacia Technologies stock is intended to reflect the separate performance of the respective division of Acacia Research Corporation. The Acacia Technologies group is not a separate legal entity. Holders of AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, holders of AR-Acacia Technologies stock are subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to Acacia Technologies could be subject to the liabilities of the CombiMatrix group.

         The Acacia Technologies group financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and taken together with the CombiMatrix group financial statements, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of Acacia Technologies group reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the Acacia Technologies group include the accounts or assets of Acacia Research Corporation specifically attributed to the Acacia Technologies group and were prepared using amounts included in Acacia Research Corporation's consolidated financial statements.

         Minority interests represents participation of other stockholders in the allocated net assets and in the division earnings and losses of the Acacia Technologies group and is reflected in the caption "Minority interests" in the Acacia Technologies group financial statements. Minority interests adjust the Acacia Technologies group's share of the division's earnings or loss of non-wholly owned subsidiaries of Acacia Research Corporation that have been attributed to the Acacia Technologies group.

         Financial effects arising from one group that affect Acacia Research Corporation's results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the class of common stock relating to the other group. Any division net losses of the CombiMatrix group or the Acacia Technologies group and dividends or distributions on, or repurchases of, AR-CombiMatrix stock or AR-Acacia Technologies stock or repurchases of preferred stock of Acacia Research Corporation will reduce the assets of Acacia Research Corporation legally available for payment of dividends on AR-CombiMatrix stock or AR-Acacia Technologies stock.

         MANAGEMENT ALLOCATION POLICIES. The management and allocation policies applicable to the preparation of the financial statements of the CombiMatrix group and the Acacia Technologies group may be modified or rescinded, or additional policies may be adopted, at the sole discretion of the Acacia Research Corporation Board at any time without approval of the stockholders. The Acacia Technologies group financial statements reflect the application of the management and allocation policies adopted by the Acacia Research Corporation Board to various corporate activities, as described below. Management has no plans to change allocation methods or the composition of the groups. The Acacia Technologies group financial statements should be read in conjunction with the Acacia Research Corporation consolidated financial statements and related notes.

         TREASURY AND CASH MANAGEMENT POLICIES. Cash and short-term investments were allocated to the groups based on the respective cash and short term investments balances of the entities comprising each group. Corporate cash balances have been attributed to the Acacia Technologies group. All cash raised by CombiMatrix Corporation and Advanced Material Sciences has been allocated to the CombiMatrix group. Acacia Research Corporation manages most treasury and cash management activities on a de-centralized basis, with each separate group separately managing its own treasury activities. Pursuant to treasury and cash management policies adopted by the Acacia Research Corporation Board, the following applies:

    o Acacia Research Corporation will attribute each future issuance of AR-Acacia Technologies stock (and the proceeds thereof) to the Acacia Technologies group and will attribute each future issuance of AR-CombiMatrix stock (and the proceeds thereof) to the CombiMatrix group;

    o Acacia Research Corporation will attribute each future incurrence or issuance of external debt or preferred stock (and the proceeds thereof), if any, between the Acacia Research Corporation or entirely to one group as determined by the Acacia Research Corporation Board, based on the extent to which Acacia Research Corporation incurs or issues the debt or preferred stock for the benefit of the CombiMatrix group or the Acacia Technologies group;

    o Dividends, if any, on AR-Acacia Technologies stock will be charged against the Acacia Technologies group, and dividends, if any, on AR-CombiMatrix stock will be charged against the CombiMatrix group;

    o Repurchases of AR-Acacia Technologies stock will be charged against the Acacia Technologies group and repurchases of AR-CombiMatrix stock will be charged against the CombiMatrix group;

    o Acacia Research Corporation will account for any cash transfers from Acacia Research Corporation to or for the account of a group, from a group to or for the account of Acacia Research Corporation, or from one group to or for the account of the other group (other than transfers in return for assets or services rendered) as short-term loans unless (A) the Acacia Research Corporation Board determines that a given transfer (or type of transfer) should be accounted for as a long-term loan, (B) the Acacia Research Corporation Board determines that a given transfer (or type of transfer) should be accounted for as a capital contribution or (iii) the Acacia Research Corporation Board determines that a given transfer (or type of transfer) should be accounted for as a return of capital. There are no specific criteria to determine when Acacia Research Corporation will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-group revolving credit advance; provided, however, that cash advances from Acacia Research Corporation to the Acacia Technologies group or to the CombiMatrix group up to $25.0 million on a cumulative basis shall be accounted for as short-term or long-term loans at interest rates at which Acacia Research Corporation could borrow such funds and shall not be accounted for as a capital contribution. The Acacia Research Corporation Board will make such a determination in the exercise of its business judgment at the time of such transfer based upon all relevant circumstances. Factors the Acacia Research Corporation Board may consider include, without limitation, the current and projected capital structure of each group; the financing needs and objectives of the recipient group; the availability, cost and time associated with alternative financing sources; and prevailing interest rates and general economic conditions; and

    o Any cash transfers accounted for as short-term loans will bear interest at the rate at which Acacia Research Corporation could borrow such funds. In addition, any cash transfers accounted for as a long-term loan will have interest rates, amortization, maturity, redemption and other terms that reflect the then-prevailing terms on which Acacia Research Corporation could borrow such funds.

         ASSETS AND LIABILITIES. Acacia Research Corporation's assets and liabilities have been attributed to the Acacia Technologies group and the CombiMatrix group based on the respective asset and liabilities balances of the entities comprising each group. Intangible assets recorded at the Acacia Research Corporation level, primarily consisting of acquired patents and goodwill balances, have been attributed to the respective groups to which the intangibles and goodwill relate.

         CORPORATE GENERAL AND ADMINISTRATIVE SERVICES AND FACILITIES. Acacia Research Corporation allocates the cost of corporate general and administrative services and facilities between the groups generally based upon utilization. Where determinations based on utilization alone are impracticable, Acacia Research Corporation utilizes other methods and criteria that management believes to be equitable and to provide a reasonable estimate of the cost attributable to each group. Except as otherwise determined by management, the allocated costs of providing such services and facilities include, without limitation, all costs and expenses of personnel employed in connection with such services and facilities, including, without limitation, all direct costs of such personnel, such as payroll, payroll taxes and fringe benefit costs (calculated at the appropriate annual composite rate therefor) and all overhead costs and expenses directly related to such personnel and the services or facilities provided by them. In addition, allocated costs include all materials used in connection with such services or facilities, billed at their net cost to the provider of the services or facilities plus all overhead costs and expenses related to such materials.

         Except as may otherwise be specifically provided pursuant to the terms of any agreements among Acacia Research Corporation and the groups or any resolutions of the Acacia Research Corporation Board, the corporate general and administrative services and facilities to be allocated between the groups include, without limitation, legal services, accounting services (tax and financial), insurance and deductibles payable in connection therewith, employee benefit plans and administration thereof, investor relations, stockholder services, and services relating to the Acacia Research Corporation Board.

         Direct salaries, payroll taxes and fringe benefits are allocated to the groups based on the percentage of actual time incurred by specific employees to total annual time available and direct costs including, postage, insurance, legal fees, accounting and tax and other are allocated to the groups based on specific identification of costs incurred on behalf of each group. Other direct costs, including direct depreciation expense, computer costs, general office supplies and rent are allocated to the groups based on the ratio of direct salaries to total salaries. Indirect costs, including indirect salaries and benefits, investor relations, rent, general office supplies and indirect depreciation are allocated to the groups based on the ratio of direct salaries for each group to total direct salaries. Included in the marketing, general and administrative expenses of the Acacia Technologies group are allocated corporate charges of $4,906,000, $4,591,000 and $7,692,000 relating to the periods ending December 31, 2002, 2001 and 2000, respectively.

         Management believes that the methods and criteria used to allocate costs are equitable and provide a reasonable approximation of the cost attributable to the groups. Based on the allocation methods used, the Acacia Research Corporation believes that the allocation of expenses as presented in the accompanying financial statements for the groups reflects a reasonable estimation of expenses that would be recognized if the groups were separate stand alone registrants.

         ALLOCATION OF FEDERAL AND STATE INCOME TAXES. Acacia Research Corporation determines its federal income taxes and the federal income taxes of its subsidiaries that own assets allocated between the groups on a consolidated basis. Acacia Research Corporation allocates consolidated federal income tax provisions and related tax payments or refunds between the Acacia Technologies group and the CombiMatrix group based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group's contribution, whether positive or negative, to Acacia Research Corporation's consolidated federal taxable income and consolidated federal tax liability and tax credit position. Acacia Research Corporation will credit tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated tax return basis to the group that generated such benefits. Inter-group transactions will be treated as taxed as if each group was a stand-alone company.

         Depending on the tax laws of the respective jurisdictions, state and local income taxes are calculated on either a consolidated or combined basis between the groups based on their respective contribution to such consolidated or combined state taxable incomes. State and local income tax provisions and related tax payments or refunds which are determined on a separate corporation basis will be allocated between the groups in a manner designed to reflect the respective contributions of the groups to Acacia Research Corporation's separate or local taxable income.

         REVENUE RECOGNITION. The Acacia Technologies group recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") and related authoritative pronouncements. License fee income is recognized as revenue when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

         Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. At December 31, 2002 and 2001, the Acacia Technologies group balance sheets include $1,503,000 and $1,500,000, respectively, as deferred revenues related to payments received in advance of the culmination of the earnings process, which will be recognized as revenue in future periods when the applicable revenue recognition criteria as described above are met. Direct costs related to the deferred revenues totaling $668,000 have been deferred at December 31, 2002 and 2001 and will be charged to income when the related revenues are recognized.

         CASH AND CASH EQUIVALENTS. The Acacia Technologies group considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

         SHORT-TERM INVESTMENTS. The Acacia Technologies group's short-term investments are held in a variety of interest bearing instruments including high-grade corporate bonds, commercial paper, money market accounts and other high-credit quality marketable securities. Investments in securities with original maturities of greater than three months and less than one year are classified as short-term investments. Investments are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). At December 31, 2001, certain of the Acacia Technologies group's investments are classified as trading securities, which are reported at fair value. Realized and unrealized gains and losses in the value of trading securities are included in division net income (loss) in the statements of operations. At December 31, 2002, there were no investments classified as trading securities. At December 31, 2001, short-term investments consist of trading securities with a fair value of $4,372,000.

         The fair value of the Acacia Technologies group's investments is primarily determined by quoted market prices. Realized and unrealized gains and losses are recorded based on the specific identification method. For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in division net income (loss).

         CONCENTRATION OF CREDIT RISKS. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Acacia Technologies group' has not experienced any losses on its deposits of cash and cash equivalents.

         PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Major additions and improvements that materially extend useful lives of property and equipment are capitalized. Maintenance and repairs are charged against the results of operations as incurred. When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in the statement of operations for the period of sale or disposal. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

         Furniture and fixtures..................   3 to 5 years
         Computer hardware and software..........   3 to 5 years
         Leasehold improvements..................   Lesser of lease term or
                                                    useful life of improvement

         ORGANIZATION COSTS. Costs of start-up activities, including organization costs, are expensed as incurred.

         PATENTS AND GOODWILL. Goodwill and identifiable intangibles, including patents, are recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible assets acquired. Patents, once issued, and goodwill (pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer amortized, see "Recent Accounting Pronouncements") are amortized on the straight-line method over their economic remaining useful lives, ranging from three to twenty years.

         IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets and intangible assets are reviewed for potential impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, other receivables, accounts payable and accrued expenses approximate fair value due to their short-term maturity.

         STOCK-BASED COMPENSATION. Compensation cost of stock options issued to employees is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by SFAS No. 123 and related interpretations. In 2001 and earlier periods, stock compensation expense recorded related to Acacia Technologies group employees was allocated to the Acacia Technologies group. As a result of the recapitalization transaction discussed earlier, in future periods, stock compensation expense, if any, resulting from the issuance of AR-Acacia Technologies stock will generally be allocated to the Acacia Technologies group.

         Stock option and related option plan information is omitted from the Acacia Technologies group footnotes because AR-Acacia Technologies stock is part of the capital structure of Acacia Research Corporation. The Acacia Technologies group is not a separate legal entity. Holders of AR-Acacia Technologies stock continue to be stockholders of Acacia Research Corporation. This presentation reflects the fact that the Acacia Technologies group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock transactions legal transactions of the Acacia Technologies group. Refer to the Acacia Research Corporation consolidated financial statements for disclosures regarding Acacia Research Corporation's stock option plans.

         SEGMENTS. The Acacia Technologies group follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Management has determined that the Acacia Technologies group operates in one segment.

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

         EARNINGS PER SHARE. Earnings per share information is omitted from the Acacia Technologies group statements of operations because AR-Acacia Technologies stock is part of the capital structure of Acacia Research Corporation. The Acacia Technologies group is not a separate legal entity. Holders of AR-Acacia Technologies stock continue to be stockholders of Acacia Research Corporation. This presentation reflects the fact that the Acacia

Technologies group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock transactions legal transactions of the Acacia Technologies group. Refer to the Acacia Research Corporation consolidated financial statements for earnings per share information for Acacia Research Corporation's classes of stock, computed using the two-class method in accordance with SFAS No. 128 "Earnings per Share."

         RECENT ACCOUNTING PRONOUNCEMENTS. In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." Changes made by SFAS No. 141 include (1) requiring the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and (2) establishing specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001.

         The Acacia Technologies group adopted SFAS No. 142 effective January 1, 2002 and ceased amortizing goodwill on that date. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This standard provides that goodwill is not subject to amortization. Instead, it is subject to a periodic review that must occur at least annually at a reporting unit level for possible impairment. This review is known as the "two-step" impairment test and provides that the initial "first-step" reviews of each reporting unit must be completed within six months of the adoption of the standard. The "first-step" of the goodwill impairment test, used to identify potential impairment, compares the fair value of each reporting unit with its carrying amount, including goodwill. If upon completion of these initial reviews an impairment of goodwill is indicated, the "second-step" is required to be performed, which will compare the implied fair value of each reporting unit goodwill with the carrying amount of goodwill. In connection with the adoption of SFAS No. 142, the Acacia Technologies group performed a transitional goodwill impairment assessment and a year end impairment assessment and determined that there was no impairment of goodwill. The fair value of the Acacia Technologies group's one reporting unit was estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         The Acacia Technologies group had $1,834,000 and $1,776,000 of goodwill at December 31, 2002 and 2001 (net of $2,258,000 of accumulated amortization), respectively, and recorded approximately $216,000 and $451,000 of goodwill amortization expense during 2001 and 2000, respectively.

         The Acacia Technologies group's net (loss) income, adjusted to exclude goodwill amortization expense, for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):


                                              FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------
                                              2002          2001          2000
                                            ---------     ---------    ---------

Reported net (loss) income ............     $(12,754)     $  5,757     $(24,197)
Add back: goodwill amortization .......           --           216          451
                                            ---------     ---------    ---------
Adjusted net (loss) income ............     $(12,754)     $  5,973     $(23,746)
                                            =========     =========    =========

         The Acacia Technologies group's only identifiable intangible assets are patents. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2002 and 2001 are as follows (in thousands):

                                         2002             2001
                                     -------------    -------------
Gross carrying amount - patents..    $     10,798     $     10,698
Accumulated amortization ........          (6,730)          (5,144)
                                     -------------    -------------
Patents, net ....................    $      4,068     $      5,554
                                     =============    =============

         Aggregate patent amortization expense was $1,591,000, $1,277,000 and $1,159,000 in 2002, 2001 and 2000, respectively. The estimated aggregate amortization expense for the years ended December 31, 2003 through 2007 is as follows (in thousands):

                YEAR ENDED
                DECEMBER 31,
                ------------

                2003.......................................  $  500
                2004.......................................     500
                2005.......................................     500
                2006.......................................     500
                2007.......................................     500


         At December 31, 2002 and 2001, all of the Acacia Technologies group's acquired intangible assets other than goodwill were subject to amortization.

         On January 1, 2002, the Acacia Technologies group adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS No. 144 requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In conjunction with such tests, it may be necessary to review depreciation estimates and methods as required by APB Opinion No. 20, "Accounting Changes," or the amortization period as required by SFAS No. 142. The adoption of SFAS No. 144 did not have a material effect on the Acacia Technologies group's consolidated results of operations or financial position.

         In April 2002, the Acacia Technologies group adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS No. 145"), which is effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 44 set forth industry-specific transitional guidance that did not apply to us. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of SFAS No. 145 did not have a significant impact on the Acacia Technologies group's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Acacia Technologies group does not expect the adoption of SFAS No. 146 to have a significant impact on its financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," ("FIN 45") an interpretation of FASB

Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Acacia Technologies group's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires consolidation of variable interest entities by the entity's primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. FIN 46 must be applied beginning July 1, 2003 to variable entities existing prior to February 1, 2003. The adoption of FIN 46 will not have a material impact on the Acacia Technologies group's results of operations or financial condition.

3.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2002 and 2001 (in thousands):

                                                               2002       2001
                                                            ---------  ---------
Furniture and fixtures....................................  $    189   $    320
Computer hardware and software............................       287        320
Leasehold improvements....................................       208        185
                                                            ---------  ---------
                                                                 684        825
Less:  accumulated depreciation...........................      (504)      (467)
                                                            ---------  ---------
                                                            $    180   $    358
                                                            =========  =========

         Depreciation expense was $209,000, $218,000 and $206,000 for the years ended December 31, 2002, 2001 and 2000, respectively.


4.  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER

         Accounts payable, accrued expenses and other consists of the following at December 31, 2002 and December 31, 2001 (in thousands):

                                                              2002       2001
                                                            ---------  ---------
Accounts payable..........................................  $    234   $    210
Payroll, vacation and other employee benefits.............       455        415
Accrued liabilities of discontinued operations............       915      1,342
Taxes payable.............................................         2        356
Accrued subsidiary shareholder redemption payments........        58        217
Accrued legal expenses....................................       626         --
Other accrued liabilities.................................       234        385
                                                            ---------  ---------
                                                            $  2,524   $  2,925
                                                            =========  =========


5.  INVESTMENTS IN AFFILIATES

        In September 2002, the Acacia Technologies group recorded an impairment charge of $2,748,000 for an other-than-temporary decline in the fair value of

Acacia Research Corporation's investment in Advanced Data Exchange ("ADX"). Impairment indicators included recurring losses, a decline in working capital and the completion of a recent equity transaction with a shareholder at an amount below Acacia Research Corporation's carrying value. The fair value of the investment in ADX was determined by reference to available financial and market information.

         In 2000, Acacia Research Corporation purchased "non-voting" Series B preferred stock and a 7.6% interest in ADX for $3,000,000. ADX is a corporation engaged in business-to-business Internet exchange transactions that allow mid-sized companies to exchange its purchase orders, purchase order acknowledgments, advance ship notices, invoices and other business documents over the Internet with supply chain partners and emerging digital marketplaces. At December 31, 2002, Acacia Research Corporation owned a 6.8% interest in ADX. The investment in ADX is accounted for under the cost method. Additional rounds of financing may further dilute Acacia Research Corporation's ownership interest.

         In the fourth quarter of 2000, in connection with a review of the carrying value of Acacia Research Corporation's investment portfolio, it was determined that certain Acacia Research Corporation early stage investments accounted for under the equity method and certain consolidated subsidiaries had experienced significant losses in value that were determined to be other than temporary. The decline in value of these investments, which were primarily start up phase businesses, was attributed to the existence of continuing operating losses, management's determination that the associated business models were no longer viable and in some cases the cessation of operations of the respective entities, and management's assessment that such investments were not recoverable. Acacia Technologies group recorded $1,016,000 in write-offs of early stage investments and $2,603,000 in write-offs of certain equity investments. The investments written-off were not individually material.


6.  INCOME TAXES

         Acacia Technologies group's allocated provision (benefit) for income taxes consists of the following (in thousands):

                                                2002         2001         2000
                                              -------       -------      -------
Current:
         U.S. Federal tax .............       $ (572)       $  776       $    3
         State taxes ..................            4           183            3
                                              -------       -------      -------
                                                (568)          959            6
                                              -------       -------      -------
Deferred:
         U.S. Federal tax .............         (142)          (24)          --
         State taxes ..................           --            --           --
                                              -------       -------      -------
                                                (142)          (24)          --
                                              -------       -------      -------
                                              $ (710)       $  935       $    6
                                              =======       =======      =======

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2002 and 2001 (in thousands):

                                                             2002         2001
                                                           ---------   ---------
Deferred tax assets:
  Basis of investments in affiliates ...................   $ 18,265    $ 16,920
  Depreciation and amortization ........................          4          37
  Stock compensation ...................................        740         733
  Accrued liabilities ..................................      2,574         545
  Net operating loss carryforwards and credits .........     16,529      11,222
                                                           ---------   ---------
    Total deferred tax assets ..........................     38,112      29,457
Less:  valuation allowance .............................    (38,112)    (29,457)
                                                           ---------   ---------
    Deferred tax assets, net of valuation allowance ....         --          --
                                                           ---------   ---------
 Deferred tax liabilities:
   Intangibles .........................................     (1,156)     (1,298)
                                                           ---------   ---------
     Net deferred tax liability ........................   $ (1,156)   $ (1,298)
                                                           =========   =========

         A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

                                                           2002   2001   2000
                                                           -----  -----  -----
    Statutory federal tax rate.........................    (34%)  (34%)  (34%)
    State income taxes, net of federal benefit.........     --     (2%)   (3%)
    Amortization of intangible assets..................      5%   (13%)    1%
    Non deductible permanent items.....................     (4%)   --     --
    Valuation allowance................................     28%    37%    36%
                                                           -----  -----  -----
                                                            (5%)  (12%)   --
                                                           =====  =====  =====

         At December 31, 2002, the Acacia Technologies group has deferred tax assets totaling approximately $38,112,000, which are fully offset by a valuation allowance due to management's determination that the criteria for recognition have not been met.

         At December 31, 2002, the Acacia Technologies group had U.S. Federal and California state income tax net operating loss carry forwards ("NOLs") of approximately $43,619,000 and $27,957,000, expiring between 2002 and 2021. In addition, the Acacia Technologies group had tax credit carryforwards of approximately $62,000.

         As of December 31, 2002, the aggregate tax NOLs at subsidiaries not consolidated for tax purposes are $16,719,000 and $8,908,000 for federal and state income tax purposes, respectively, expiring between 2002 and 2022. However, the use of these NOLs are limited to the separate earnings of the respective subsidiaries. In addition, ownership changes may also restrict the use of NOLs.

         Had the Acacia Technologies group filed separate tax returns, the provision (benefit) for income taxes and division net income (loss) would not have differed from the amounts reported in the Acacia Technologies group's statements of operations for the years ended December 31, 2002, 2001, and 2000.


7.  DISCONTINUED OPERATIONS

         On February 13, 2001, the board of directors of Soundbreak.com Incorporated ("Soundbreak.com"), a majority-owned subsidiary of Acacia Research Corporation, resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of the subsidiary. Accordingly, the Acacia Technologies group has reported the results of operations and the estimated loss on disposal of Soundbreak.com as discontinued operations in the 2000 statements of operations. In September 2002, the Acacia Technologies group accrued an additional $480,000 ($200,000 net of minority interests) in estimated costs to be incurred in connection with the discontinued operations of Soundbreak.com. The additional accrual relates primarily to certain noncancellable lease obligations and the inability to sublease the related office space at rates commensurate with our existing obligations.

         Following is summary financial information for discontinued operations included in the Acacia Technologies group financial statements (in thousands):

                                                       2002      2001     2000
                                                     ---------  ------ ---------
          Net sales ..............................   $     --   $  --  $      4
                                                     =========  ====== =========
          Loss from discontinued operations:
             Before minority interests ...........   $     --   $  --  $ 16,437
             Minority interests ..................         --      --    (8,994)
                                                     ---------  ------ ---------
             Net .................................   $     --   $  --  $  7,443
                                                     =========  ====== =========
          Estimated loss on disposal:
             Before minority interests ...........   $    480   $  --  $  5,066
             Minority interests ..................       (280)     --    (2,955)
                                                     ---------  ------ ---------
             Net .................................   $    200   $  --  $  2,111
                                                     =========  ====== =========

         Discontinued operations did not have an impact on the December 31, 2001 Acacia Technologies group statement of operations.

         The assets and liabilities of the discontinued operations at December 31, 2002 consist primarily of $3,109,000 of cash and cash equivalents and $918,000 of accounts payable and accrued expenses. The assets and liabilities of the discontinued operations at December 31, 2001 consist primarily of $4,014,000 of cash and cash equivalents and $1,342,000 of accounts payable and accrued expenses.


8.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         Acacia Technologies group leases certain office furniture and equipment and office space under various operating lease agreements expiring over the next 5 years. Minimum annual rental commitments for Acacia Technologies group operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

    YEAR
    ----

    2003...........................................................   $     472
    2004...........................................................         295
    2005...........................................................         303
    2006...........................................................         312
    2007...........................................................          39
                                                                      ----------
    Total minimum lease payments...................................   $   1,421
                                                                      ==========

         Rent expense of continuing operations for the years ended December 31, 2002, 2001 and 2000 approximated $445,000, $529,000 and $621,000, respectively.

LITIGATION

         In September 2002, the United States District Court for the District of Connecticut granted a motion for summary judgment filed by the defendants in Soundview Technologies pending patent infringement and antitrust lawsuit against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a Consumer Electronics Association in the United States District Court for the Eastern District of Virginia (filed on April 5, 2000), alleging that television sets utilizing certain content blocking technology (commonly known as the "V-chip") and sold in the United States infringe Soundview Technologies' U.S. Patent No. 4,554,584. In granting the motion, the court ruled that the defendants have not infringed on Soundview Technologies' patent. While the Acacia Technologies group is currently exploring strategies in response to this ruling and intend to appeal it, litigation is inherently uncertain and there can be no assurance that the Acacia Technologies group will be successful in any such appeal.

         The ruling has no effect on the revenues that the Acacia Technologies group has received from current licensees of its patented V-chip technology. Further, none of the revenues received are contingent upon any court rulings or the future outcome of any litigation with unlicensed television manufacturers. Soundview Technologies continues to pursue its antitrust claim against the defendants.

         Acacia Technologies group is subject to other claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Acacia Technologies group's financial position, results of operations or cash flows. However, the Acacia Technologies group could be subject to claims and legal actions relating to the CombiMatrix group.


9.  ALLOCATED NET WORTH

         The Acacia Technologies group statement of allocated net worth presents the equity transactions of Acacia Research Corporation, which are attributed to the Acacia Technologies group as "Net assets attributed to the Acacia Technologies group." This presentation reflects the fact that the Acacia Technologies group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock transactions legal transactions of the Acacia Technologies group. Presented below is a detail of the equity transactions of Acacia Research Corporation which relate to the businesses of the Acacia Technologies group and which therefore comprise the balances reflected in the group's Net assets attributed to Acacia Technologies group (in thousands):
                                                                       ACACIA
                                                                    TECHNOLOGIES
                                                                       GROUP
                                                                     ---------

2000
Units issued in private placements, net ........................     $  2,786
Allocated corporate charges ....................................         (783)
Stock options exercised ........................................        2,132
Warrants exercised .............................................        4,820
Change in capital due to issuance of stock by subsidiaries .....          126
Compensation expense relating to stock options and warrants ....          599
                                                                     ---------

Net assets attributed to the Acacia Technologies group - 2000 ..     $  9,680
                                                                     =========

2001
Allocated corporate charges ....................................     $ (1,118)
Units issued in private placement, net .........................       18,361
Stock options exercised ........................................        1,252
Change in capital due to issuance of stock by subsidiaries .....          737
Compensation expense relating to stock options and warrants ....           47
Stock dividend .................................................           (2)
                                                                     ---------

Net assets attributed to the Acacia Technologies group - 2001 ..     $ 19,277
                                                                     =========

2002
Allocated corporate charges .....................................    $ (1,032)
Stock options exercised .........................................         136
Compensation expense relating to stock options and warrants .....          19
Acquisition costs allocated to the CombiMatrix group ............        (834)
Other ...........................................................          (2)
                                                                     ---------

Net assets attributed to the Acacia Technologies group - 2002 ...    $ (1,713)
                                                                     =========

10.   SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                    -------------------------------
                                                                       2002       2001       2000
                                                                    ---------  ---------  ---------
Supplemental disclosures of cash flow information:
    Cash paid for income taxes ..................................   $     --   $    597   $     --

Supplemental schedule of non-cash, operating,
  investing and financing activities:
    Liabilities assumed in acquisition of minority ownership
      interest in subsidiary ....................................         --        200         --
    Accrued payments for purchase of common stock from former
      minority stockholders of subsidiary .......................         58        217         --
    Loss from discontinued operations of Soundbreak.com .........        480         --      3,072

                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Acacia Research Corporation

         In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 83 present fairly, in all material respects, the financial position of CombiMatrix Group (a division of Acacia Research Corporation as described in Note 1) at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Acacia Research Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As discussed in Note 2 to the financial statements, effective October 1, 2000, Acacia Research Corporation adopted Emerging Issues Task Force Consensus on Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," resulting in a charge of $246,000 in the year ended December 31, 2000 for cumulative effect of change in accounting principle due to beneficial conversion feature of debt.

         As more fully described in Note 1 to the financial statements, CombiMatrix Group is a division of Acacia Research Corporation; accordingly, the financial statements of Acacia Technologies group should be read in conjunction with the consolidated financial statements of Acacia Research Corporation.



/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 26, 2003

                                     COMBIMATRIX GROUP
                        (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                      BALANCE SHEETS
                                      (IN THOUSANDS)

                                                                                   AT DECEMBER 31,
                                                                               -----------------------
                                                                                  2002         2001
                                                                               ----------   ----------

                                     ASSETS

Current assets:
     Cash and cash equivalents .............................................   $   3,291    $  12,592
     Short-term investments ................................................      11,605       20,738
     Accounts receivable ...................................................         578          143
     Inventories, prepaid expenses and other assets ........................         446          670
                                                                               ----------   ----------

          Total current assets .............................................      15,920       34,143

Property and equipment, net of accumulated depreciation and amortization ...       3,895        4,548

Patents, net of accumulated amortization ...................................      11,212        6,301
Goodwill, net of accumulated amortization ..................................      18,859        2,851
Other assets ...............................................................          87          120
                                                                               ----------   ----------

                                                                               $  49,973    $  47,963
                                                                               ==========   ==========

                      LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
     Accounts payable, accrued expenses and other ..........................   $   2,302    $   2,831
     Current portion of deferred revenues ..................................       9,172        5,588
     Current portion of capital lease obligation ...........................          --          934
                                                                               ----------   ----------

          Total current liabilities ........................................      11,474        9,353
                                                                               ----------   ----------

Payable to Acacia Technologies group .......................................         114           30
Deferred income taxes ......................................................       2,384        2,531
Deferred revenues, net of current portion ..................................          --          372
Capital lease obligation, net of current portion ...........................          --        1,845
                                                                               ----------   ----------

          Total liabilities ................................................      13,972       14,131
                                                                               ----------   ----------

Commitments and contingencies (Note 7)

Minority interests .........................................................         684       30,109
                                                                               ----------   ----------

Allocated net worth:

     Funds allocated by Acacia Research Corporation ........................     129,286       51,473

     Accumulated net losses ................................................     (93,969)     (47,750)
                                                                               ----------   ----------

          Total allocated net worth ........................................      35,317        3,723
                                                                               ----------   ----------

                                                                               $  49,973    $  47,963
                                                                               ==========   ==========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                          COMBIMATRIX GROUP
                             (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                      STATEMENTS OF OPERATIONS
                                           (IN THOUSANDS)


                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                               ---------------------------------
                                                                                 2002        2001        2000
                                                                               ---------   ---------   ---------
Revenues:
     Product revenue .......................................................   $    306    $     --    $     --
     Grant and contract revenue ............................................        533         456          17
                                                                               ---------   ---------   ---------
          Total revenues....................................................        839         456          17
                                                                               ---------   ---------   ---------

Operating expenses:
     Cost of sales .........................................................        263          --          --
     Research and development expenses .....................................     18,187      11,656       5,907
     Charge for acquired in-process research and development ...............     17,237          --       2,508
     Non-cash compensation expense - research and development ..............      1,868       7,183       3,397
     Marketing, general and administrative expenses ........................     10,334      16,690       5,524
     Non-cash compensation expense - marketing, general and
        administrative .....................................................      4,540      12,780       6,598
     Amortization of patents and goodwill ..................................        399       1,203         640
     Legal settlement charges ..............................................     18,471          --          --
                                                                               ---------   ---------   ---------
          Total operating expenses .........................................     71,299      49,512      24,574
                                                                               ---------   ---------   ---------
Operating loss .............................................................    (70,460)    (49,056)    (24,557)
                                                                               ---------   ---------   ---------
Other income (expense):
     Interest income .......................................................        589       2,120       1,662
     Interest expense ......................................................       (197)        (65)         --
                                                                               ---------   ---------   ---------
          Total other income ...............................................        392       2,055       1,662
                                                                               ---------   ---------   ---------
Loss from operations before income taxes and minority interests ............    (70,068)    (47,001)    (22,895)
Benefit for income taxes ...................................................        147         155          79
                                                                               ---------   ---------   ---------
Loss from operations before minority interests .............................    (69,921)    (46,846)    (22,816)
Minority interests .........................................................     23,702      18,817       8,300
                                                                               ---------   ---------   ---------
Loss from operations before cumulative
   effect of change in accounting principle ................................    (46,219)    (28,029)    (14,516)
                                                                               ---------   ---------   ---------
Cumulative effect of change in accounting principle due to
   beneficial conversion feature of debt ...................................         --          --        (246)
                                                                               ---------   ---------   ---------
Division net loss ..........................................................   $(46,219)   $(28,029)   $(14,762)
                                                                               =========   =========   =========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                        STATEMENTS OF ALLOCATED NET WORTH
                                 (IN THOUSANDS)


Balance at December 31, 1999 ..................................        $    770

Net assets attributed to the CombiMatrix group ................          44,161
Division net loss .............................................         (14,762)
                                                                       ---------
Balance at December 31, 2000 ..................................          30,169

Net assets attributed to the CombiMatrix group ................           1,583
Division net loss .............................................         (28,029)
                                                                       ---------

Balance at December 31, 2001 ..................................           3,723

Net assets attributed to the CombiMatrix group ................          77,813
Division net loss .............................................         (46,219)
                                                                       ---------

Balance at December 31, 2002 ..................................        $ 35,317
                                                                       =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                          COMBIMATRIX GROUP
                             (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                      STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)


                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------
                                                                             2002       2001        2000
                                                                          ---------   ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Division net loss from continuing operations: .........................   $(46,219)   $(28,029)   $(14,516)
Adjustments to reconcile division net loss from continuing
  operations to net cash used in operating activities:
     Depreciation and amortization ....................................      1,736       2,159         906
     Minority interests ...............................................    (23,702)    (18,817)     (8,300)
     Stock-based compensation .........................................      6,408      19,963       9,995
     Charge for acquired in-process research and development ..........     17,237          --       2,508
     Deferred tax benefit .............................................       (147)       (155)        (79)
     Write-off of other assets ........................................         --         918          --
     Issuance of common stock by subsidiary - legal settlement ........     17,471          --          --
     Other ............................................................        129         314        (105)
Changes in assets and liabilities:
     Accounts receivable, prepaid expenses, other receivables and
       other assets ...................................................       (177)       (258)       (989)
     Accounts payable, accrued expenses and other .....................       (515)        775       1,891
     Deferred revenues ................................................     11,637       5,960          --
                                                                          ---------   ---------   ---------

     Net cash used in operating activities of continuing operations ...    (16,142)    (17,170)     (8,689)
                                                                          ---------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ...............................     (1,002)     (3,756)     (2,004)
     Proceeds from sale of property and equipment .....................        358          --          --
     Proceeds from sale and leaseback arrangement .....................         --       3,000          --
     Purchase of available-for-sale investments .......................    (11,338)    (30,765)    (44,606)
     Sale of available-for-sale investments ...........................     20,383      50,354       3,975
     Acquisition costs ................................................       (834)         --          --
                                                                          ---------   ---------   ---------

     Net cash provided by (used in) investing activities ..............      7,567      18,833     (42,635)
                                                                          ---------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net cash flows attributed to the CombiMatrix group ...............       (818)      4,496      56,423
                                                                          ---------   ---------   ---------

(Decrease) increase in cash and cash equivalents ......................     (9,393)      6,159       5,099
                                                                          ---------   ---------   ---------

Cash and cash equivalents, beginning ..................................     12,592       6,558       1,459
Effect of exchange rate on cash .......................................         92        (125)         --
                                                                          ---------   ---------   ---------

Cash and cash equivalents, ending .....................................   $  3,291    $ 12,592    $  6,558
                                                                          =========   =========   =========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

         Acacia Research Corporation is comprised of two separate divisions: the CombiMatrix group and the Acacia Technologies group (the "groups").

         The CombiMatrix group, a division of Acacia Research Corporation, is intended to reflect the performance of Acacia Research Corporation's wholly owned subsidiary, CombiMatrix Corporation, and CombiMatrix Corporation's majority-owned subsidiaries, Advanced Material Sciences, Inc. ("Advanced Material Sciences") and CombiMatrix K.K. (the "KK"), as well as the assets, liabilities and related transactions of Acacia Research Corporation attributed to the CombiMatrix group. The CombiMatrix group's core technology opportunity in the life sciences sector has been primarily developed through CombiMatrix Corporation which is a life sciences technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip (referred to as active biochips or microarrays). This proprietary technology has applications relating to genomic and proteomic research, biological and chemical detection and combinatorial chemistry markets. CombiMatrix Corporation's majority-owned subsidiary, Advanced Material Sciences, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences.

         During 2002, the CombiMatrix group emerged from the development stage as it began commencement of its planned principal operations and from which it generated revenues.

LIQUIDITY AND RISKS

         The CombiMatrix group is deploying new and unproven technologies and continues to develop its commercial products. The CombiMatrix group has several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. Management believes that existing cash and cash equivalents and short-term investments are adequate to fund operations through December 31, 2003. However, the ability to meet business objectives is dependent upon the CombiMatrix group's ability to raise additional financing, substantiate its technology and ultimately to fund itself from continuing operations. There can be no assurance that such funding will be available at acceptable terms or at all.

         The CombiMatrix group's business operations are also subject to certain risks and uncertainties, including:

    o    market acceptance of products and services;
    o technological advances that may make our products and services obsolete or less competitive;
    o increases in operating costs, including costs for supplies, personnel and equipment;
    o    the availability and cost of capital;
    o    general economic conditions; and
    o governmental regulation that may restrict our subsidiary companies' businesses.

         The CombiMatrix group is currently substantially dependent on its existing arrangement(s) with Roche Diagnostics GmbH ("Roche"), and relies upon payments by Roche for a majority of its future revenues. The CombiMatrix group expends a majority of its resources toward fulfilling its contractual obligations under the Roche agreements. Roche's primary service to the CombiMatrix group is to distribute and proliferate its technology platform. The CombiMatrix group will need to enter into additional strategic partnerships to develop and commercialize future products. However, there can be no assurance that the CombiMatrix group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the CombiMatrix group's ability to achieve its intended business objectives. The CombiMatrix group's success also depends on its ability to protect its intellectual property.

RECAPITALIZATION AND MERGER TRANSACTIONS

         On December 11, 2002, Acacia Research Corporation's stockholders voted in favor of a recapitalization transaction whereby Acacia Research Corporation created two new classes of common stock called "Acacia Research-CombiMatrix stock" ("AR-CombiMatrix stock"), and "Acacia Research-Acacia Technologies stock" ("AR-Acacia Technologies stock"), and divided Acacia Research Corporation's existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation's CombiMatrix group, and to benefit from its research and development efforts. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation's Acacia Technologies group and to benefit from the licensing of its technologies. In the recapitalization, which became effective on December 13, 2002, Acacia Research Corporation stockholders received 0.5582 of a share of AR-CombiMatrix stock, and one share of AR-Acacia Technologies stock, for each share of common stock that they owned. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of Acacia Research Corporation's different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups. The AR-Acacia Technologies stock is listed on the Nasdaq National Market System, and the AR-CombiMatrix stock is listed on the Nasdaq SmallCap Market.

         On December 11, 2002, Acacia Research Corporation stockholders and CombiMatrix Corporation stockholders voted in favor of a merger transaction pursuant to which Acacia Research Corporation acquired the stockholder interests in CombiMatrix Corporation not already owned by Acacia Research Corporation (52% of the total stockholder interests in CombiMatrix Corporation). The acquisition was accomplished through a merger, effective December 13, 2002, in which stockholders of CombiMatrix Corporation other than Acacia Research Corporation received one share of the new AR-CombiMatrix stock in exchange for each share of CombiMatrix Corporation common stock that they owned immediately prior to the merger.

         On December 11, 2002, the stockholders of Acacia Research Corporation also approved the adoption of two new stock incentive plans for the two business groups.

GENERAL

         In April 2002, CombiMatrix Corporation purchased Acacia Research Corporation's majority interest in Advanced Material Sciences. CombiMatrix Corporation issued 180,982 shares of its common stock to Acacia Research Corporation in exchange for Acacia Research Corporation's 58% interest in Advanced Material Sciences. As a result of this transaction, CombiMatrix Corporation currently owns 87% of Advanced Material Sciences, with the remaining interests owned by unaffiliated parties. The transaction was accounted for using Acacia Research Corporation's basis in the net assets of Advanced Material Sciences and as a result, the CombiMatrix group's financial statements reflect the assets and liabilities of Advanced Material Sciences at historical cost.

         Advanced Material Sciences was formed in November 2000 and holds an exclusive license to CombiMatrix Corporation's biological processor technology within the field of material science. Initial investments for Advanced Material Sciences consisted of $2.0 million from Acacia Research Corporation and $1.0 million from CombiMatrix Corporation. Acacia Research Corporation's ownership interest in Advanced Material Sciences has been attributed to the CombiMatrix group.

         In May 2001, Advanced Material Sciences completed a private equity financing raising gross proceeds of $2.0 million through the issuance of 2,000,000 shares of common stock. Acacia Research Corporation invested $155,000 in this private placement to acquire 155,000 shares. As a result of the transaction, Acacia Research Corporation's equity ownership in Advanced Material Sciences decreased from 66.7% to 58.1%. Acacia Research Corporation accounted for its purchase of 155,000 shares of Advanced Material Sciences as a step acquisition using the purchase method of accounting. The total purchase price was allocated to the fair value of assets acquired and liabilities assumed. As a result of the decrease in ownership interest due to the disproportionate purchase of additional shares in Advanced Material Sciences, a gain was reflected in Acacia Research Corporation's statement of stockholders' equity as a direct increase to capital in excess of par. Advanced Material Sciences issued an additional 29,750 shares of common stock, in lieu of cash payments, and warrants to purchase approximately 54,000 shares of common stock, for finders' fees in connection with the private placement. Each common stock purchase warrant entitles the holder to purchase shares of Advanced Material Sciences common stock at a price of $1.10 per share. The value of such warrants is not material.

         In May 2001, CombiMatrix Corporation formed CombiMatrix International Holdings Corporation ("Holdings"), a Delaware corporation and a wholly owned subsidiary of CombiMatrix Corporation. Additionally, CombiMatrix Corporation formed the KK, a Japanese corporation, which was a wholly owned subsidiary of Holdings at formation. In October 2001, the KK sold 10% of its voting common stock to Marubeni Japan. Marubeni Japan made a $1.1 million investment to acquire a 10% minority interest in the KK. The KK, which is based in Tokyo, Japan, will focus on development and licensing opportunities for CombiMatrix Corporation's microarray technology with pharmaceutical and biotechnology companies throughout the Asian market.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION. AR-CombiMatrix stock is intended to reflect the separate performance of the respective division of Acacia Research Corporation. The CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock are stockholders of Acacia Research Corporation. As a result, holders of AR-CombiMatrix stock are subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to the CombiMatrix group could be subject to the liabilities of the Acacia Technologies group.

         The CombiMatrix group financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and taken together with the Acacia Technologies group financial statements, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of CombiMatrix group reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the CombiMatrix group include the accounts or assets of Acacia Research Corporation specifically attributed to the CombiMatrix group and were prepared using amounts included in Acacia Research Corporation's consolidated financial statements.

         Minority interests represent participation of other stockholders in the allocated net assets and in the division earnings and losses of the CombiMatrix group and are reflected in the caption "Minority interests" in CombiMatrix group's financial statements. Minority interests adjust CombiMatrix group's net results of operations to reflect only CombiMatrix group's share of the division earnings or losses of non wholly owned investees of Acacia Research Corporation that have been attributed to the CombiMatrix group.

         Financial effects arising from one group that affect Acacia Research Corporation's results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the class of common stock relating to the other group. Any division net losses of the CombiMatrix group or the Acacia Technologies group and dividends or distributions on, or repurchases of, AR-CombiMatrix stock or AR-Acacia Technologies stock or repurchases of preferred stock of Acacia Research Corporation will reduce the assets of Acacia Research Corporation legally available for payment of dividends on AR-CombiMatrix stock or AR-Acacia Technologies stock.

         MANAGEMENT ALLOCATION POLICIES. The management and allocation policies applicable to the preparation of the financial statements of the CombiMatrix group and the Acacia Technologies group may be modified or rescinded, or additional policies may be adopted, at the sole discretion of the Acacia Research Corporation Board at any time without approval of the stockholders. The CombiMatrix group's financial statements reflect the application of the management and allocation policies adopted by the Acacia Research Corporation Board to various corporate activities, as described below. Management has no plans to change allocation methods or the composition of the groups. The CombiMatrix group financial statements should be read in conjunction with the Acacia Research Corporation consolidated financial statements and related notes.

         TREASURY AND CASH MANAGEMENT POLICIES. Cash and short-term investments were attributed to the groups based on the respective cash and short term investments balances of the entities comprising each group. Corporate cash balances have been attributed to the Acacia Technologies group. All cash raised by CombiMatrix Corporation and Advanced Material Sciences has been attributed to the CombiMatrix group. Acacia Research Corporation manages most treasury activities on a de-centralized basis, with each separate group separately managing its own treasury activities. Pursuant to treasury and cash management policies adopted by the Acacia Research Corporation Board, the following applies:

    o Acacia Research Corporation will attribute each future issuance of AR-Acacia Technologies stock (and the proceeds thereof) to the Acacia Technologies group and will attribute each future issuance of AR-CombiMatrix stock (and the proceeds thereof) to the CombiMatrix group;

    o Acacia Research Corporation will attribute each future incurrence or issuance of external debt or preferred stock (and the proceeds thereof) between the groups or entirely to one group as determined by the Board, based on the extent to which Acacia Research Corporation incurs or issues the debt or preferred stock for the benefit of the CombiMatrix group or the Acacia Technologies group;

    o Dividends on AR-Acacia Technologies stock will be charged against the AR-Acacia Technologies group, and dividends on AR-CombiMatrix stock will be charged against the CombiMatrix group;

    o Repurchases of AR-Acacia Technologies stock will be charged against the Acacia Technologies group and Repurchases of AR-CombiMatrix stock will be charged against the CombiMatrix group;

    o Acacia Research Corporation will account for any cash transfers from Acacia Research Corporation to or for the account of a group, from a group to or for the account of Acacia Research Corporation, or from one group to or for the account of the other group (other than transfers in return for assets or services rendered) as short-term loans unless (A) the Acacia Research Corporation Board determines that a given transfer (or type of transfer) should be accounted for as a long-term loan, (B) the Acacia Research Corporation Board determines that a given transfer (or type of transfer) should be accounted for as a capital contribution or (iii) the Acacia Research Corporation Board determines that a given transfer (or type of transfer) should be accounted for as a return of capital. There are no specific criteria to determine when Acacia Research Corporation will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-group revolving credit advance; provided, however, that cash advances from Acacia Research Corporation to the Acacia Technologies group or to the CombiMatrix group up to $25.0 million on a cumulative basis shall be accounted for as short-term or long-term loans at interest rates at which Acacia Research Corporation could borrow such funds and shall not be accounted for as a capital contribution. The Acacia Research Corporation Board will make such a determination in the exercise of its business judgment at the time of such transfer based upon all relevant circumstances. Factors the Acacia Research Corporation Board may consider include, without limitation, the current and projected capital structure of each group; the financing needs and objectives of the recipient group; the availability, cost and time associated with alternative financing sources; and prevailing interest rates and general economic conditions; and

    o Any cash transfers accounted for as short-term loans will bear interest at the rate at which Acacia Research Corporation could borrow such funds. In addition, any cash transfers accounted for as a long-term loan will have interest rates, amortization, maturity, redemption and other terms that reflect the then-prevailing terms on which Acacia Research Corporation could borrow such funds.

         ASSETS AND LIABILITIES. Acacia Research Corporation's assets and liabilities have been attributed to the Acacia Technologies group and the CombiMatrix group based on the respective asset and liabilities of the businesses comprising each group. Intangible assets recorded at the Acacia Research Corporation level, primarily consisting of acquired patents and goodwill balances, have been attributed to the respective businesses to which the intangibles and goodwill relate.

         CORPORATE GENERAL AND ADMINISTRATIVE SERVICES AND FACILITIES. Acacia Research Corporation allocates the cost of corporate general and administrative services and facilities between the groups generally based upon utilization. Where determinations based on utilization alone are impracticable, Acacia Research Corporation will use other methods and criteria that management believes to be equitable and to provide a reasonable estimate of the cost attributable to each group. Except as otherwise determined by management, the allocated costs of providing such services and facilities include, without limitation, all costs and expenses of personnel employed in connection with such services and facilities, including, without limitation, all direct costs of such personnel, such as payroll, payroll taxes and fringe benefit costs (calculated at the appropriate annual composite rate therefor) and all overhead costs and expenses directly related to such personnel and the services or facilities provided by them. In addition, allocated costs include all materials used in connection with such services or facilities, billed at their net cost to the provider of the services or facilities plus all overhead costs and expenses related to such materials.

         Except as may otherwise be specifically provided pursuant to the terms of any agreements among Acacia Research Corporation and the groups or any resolutions of the Board, the corporate general and administrative services and facilities to be allocated between the groups include, without limitation, legal services, accounting services (tax and financial), insurance and deductibles payable in connection therewith, employee benefit plans and administration thereof, investor relations, stockholder services, and services relating to the board of directors.

         Direct salaries, payroll taxes and fringe benefits are allocated to the groups based on the percentage of actual time incurred by specific employees to total annual time available and direct costs including postage, insurance, legal fees, accounting and tax are attributed to the groups based on specific identification of costs incurred on behalf of each group. Other direct costs, including direct depreciation expense, computer costs, general office supplies and rent are attributed to the groups based on the ratio of direct salaries to total salaries. Indirect costs, including indirect salaries and benefits, investor relations, rent, general office supplies and indirect depreciation are allocated to the groups based on the ratio of direct salaries for each group to total direct salaries. Included in marketing, general and administrative expenses of the CombiMatrix group are allocated corporate charges of $1,161,000, $1,361,000 and $883,000 relating to the periods ending December 31, 2002, 2001 and 2000, respectively.

         Management believes that the methods and criteria used to allocate costs are equitable and provide a reasonable approximation of the cost attributable to the groups. Based on the allocation methods used, Acacia Research Corporation believes that the allocation of expenses as presented in the accompanying financial statements for the groups reflects a reasonable estimation of expenses that would be recognized if the groups were separate stand alone registrants.

         ALLOCATION OF FEDERAL AND STATE INCOME TAXES. Acacia Research Corporation determines its federal income taxes and the federal income taxes of its subsidiaries that own assets allocated between the groups on a consolidated basis. Acacia Research Corporation allocates consolidated federal income tax provisions and related tax payments or refunds between the Acacia Technologies' group and CombiMatrix group based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group's contribution, whether positive or negative, to Acacia Research Corporation's consolidated federal taxable income and consolidated federal tax liability and tax credit position. Acacia Research Corporation will credit tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated tax return basis to the group that generated such benefits. Inter-group transactions will be treated as taxed as if each group was a stand-alone company.

         Depending on the tax laws of the respective jurisdictions, state and local income taxes are calculated on either a consolidated or combined basis between the groups based on their respective contribution to such consolidated or combined state taxable incomes. State and local income tax provisions and related tax payments or refunds which are determined on a separate corporation basis will be allocated between the groups in a manner designed to reflect the respective contributions of the groups to Acacia Research Corporation's separate or local taxable income.

         REVENUE RECOGNITION. The CombiMatrix group recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") and related authoritative pronouncements. Revenue from government grant and contract activities are recognized as the related services are performed and when the services have been approved by the grantor and collectibility is reasonably assured. Amounts recognized are limited to amounts due from customers based on contract or grant terms.

         Revenue from the sale of products and services is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable, and (iv) collectibility is reasonably assured.

         Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received or billable by the CombiMatrix group in connection with other rights and services that represent continuing obligations are deferred until all of the elements have been delivered or until the CombiMatrix group has established objective and verifiable evidence of the fair value of the undelivered elements.

         Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. At December 31, 2002, the CombiMatrix group recorded $11,637,000 as deferred revenues related to payments received under multiple-element arrangements and other advances. See Note 5 regarding adjustments to the CombiMatrix group's deferred revenues in connection with Acacia Research Corporation's acquisition of the ownership interests in CombiMatrix Corporation not already owned by Acacia Research Corporation in December 2002 and the application of the purchase method of accounting. Deferred revenue balances, as adjusted, will be recognized as revenue in future periods when the applicable revenue recognition criteria as describe above are met.

         CASH AND CASH EQUIVALENTS. The CombiMatrix group considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

         SHORT-TERM INVESTMENTS. The CombiMatrix group's short-term investments are held in a variety of interest bearing instruments including high-grade corporate bonds, money market accounts and other high-credit quality marketable securities. Investments in securities with original maturities of greater than three months and less than one year are classified as short-term investments. Investments are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in the CombiMatrix group allocated net worth until realized.

         The fair value of the CombiMatrix group's investments is primarily determined by quoted market prices. Realized and unrealized gains and losses are recorded based on the specific identification method. For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in division net income (loss).

         The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income (expense). Interest and dividends on all securities are included in interest income.

         CONCENTRATION OF CREDIT RISKS. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The CombiMatrix group has not experienced any losses on its deposits of cash and cash equivalents.

         INVENTORY. Inventory, which consists primarily of raw materials to be used in the production of our microarray products, is stated at the lower of cost or market using the first-in, first-out method.

         PROPERTY AND EQUIPMENT. Property and equipment is recorded at cost. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Disposals are removed at cost less accumulated depreciation or amortization and any gain or loss from disposition is reflected in the statement of operations in the year of disposition. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

        Machine shop and laboratory equipment........  5 years
        Furniture and fixtures.......................  5 to 7 years
        Computer hardware and software...............  3 years
        Leasehold improvements.......................  Lesser of lease term or useful life of
                                                       improvement

         Construction in progress includes direct costs incurred related to internally constructed assets which are depreciated once the asset is placed into service. Certain leasehold improvements, furniture and equipment held under capital leases are classified as property and equipment and are amortized over their useful lives using the straight-line method. Lease amortization is included in depreciation expense.

         PREPAID PUBLIC OFFERING COSTS. During 2000 and 2001, CombiMatrix Corporation capitalized $1,353,000 of costs incurred in connection with the filing of a registration statement with the Securities and Exchange Commission in November 2000. During 2001, all of these deferred costs were charged to operations and are included as a component of marketing, general and administrative expense in the accompanying statements of operations.

         ORGANIZATION COSTS. Costs of start-up activities, including organization costs, are expensed as incurred.

         PATENTS AND GOODWILL. Goodwill and identifiable intangibles, including patents, are recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible assets acquired. Patents, once issued, and goodwill (pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, goodwill is no longer amortized, see "Recent Accounting Pronouncements") are amortized on the straight-line method over their economic remaining useful lives, ranging from three to twenty years.

         IMPAIRMENT OF LONG-LIVED ASSETS. Long-lived assets and intangible assets are reviewed for potential impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, other receivables, accounts payable, deferred revenues and accrued expenses approximate fair value due to their short-term maturity. The carrying value of the capital lease obligation approximates its fair value based on the current interest rate for similar type of instruments.

         FOREIGN CURRENCY TRANSLATION. The functional currency of the KK is the local currency. Foreign currency translation is reported pursuant to SFAS No. 52, "Foreign Currency Translation" ("SFAS No. 52"). Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year. Foreign currency transactions gains and losses were insignificant for the years ended December 31, 2002, 2001 and 2000.

         STOCK-BASED COMPENSATION. Compensation cost of stock options issued to employees is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by SFAS No. 123 and related interpretations. In 2001 and earlier periods, stock compensation expense recorded related to the CombiMatrix group employees has been allocated to the CombiMatrix group. As a result of the recapitalization transaction discussed earlier, in future periods, stock compensation expense, if any, resulting from the issuance of AR-CombiMatrix stock will generally be allocated to the CombiMatrix group.

         Stock option and related option plan information is omitted from the CombiMatrix group footnotes because AR- CombiMatrix stock is part of the capital structure of Acacia Research Corporation. The CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock continue to be stockholders of Acacia Research Corporation. This presentation reflects the fact that the CombiMatrix group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock transactions legal transactions of the CombiMatrix group. Refer to the Acacia Research Corporation consolidated financial statements for disclosures regarding Acacia Research Corporation's stock option plans.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. Software developed for use in our products is expensed as incurred until both
(i) technological feasibility for the software has been established and (ii) all research and development activities for the other components of the system have been completed. Management believes these criteria are met after the CombiMatrix group has received evaluations from third-party test sites and completed any resulting modifications to the products. Expenditures to date have been classified as research and development expense.

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Excluding non-cash stock based compensation related to research and development, the CombiMatrix group incurred research and development expenses of $35,424,000, $11,656,000 and $8,415,000 in 2002, 2001, and 2000, respectively, including amounts assigned to acquired in-process technology of $17,237,000 and $2,508,000 in 2002 and 2000, respectively. The value assigned to acquired in-process technology was determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair value was estimable with reasonable reliability.

         SEGMENTS. The CombiMatrix group follows SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Management has determined that the CombiMatrix group operates in one segment.

         USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the combined financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         EARNINGS PER SHARE. Earnings per share information is omitted from the CombiMatrix group statements of operations because AR-CombiMatrix stock is part of the capital structure of Acacia Research Corporation. The CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock continue to be stockholders of Acacia Research Corporation. This presentation reflects the fact that the CombiMatrix group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock transactions legal transactions of the CombiMatrix group. Refer to the Acacia Research Corporation consolidated financial statements for earnings per share information for Acacia Research Corporation's classes of stock, computed using the two-class method in accordance with SFAS No. 128 "Earnings per Share."

         During March 1998, CombiMatrix Corporation issued $1,450,000 principal amount of 6% unsecured subordinated convertible promissory notes due in 2001. The notes had a contingent beneficial conversion feature with intrinsic value of $246,000. The CombiMatrix group adopted Emerging Issues Task Force Consensus of Issues No. 00-27, "Application of Issue No. 98-5 to Certain Convertible

Instruments" ("EITF 00-27"), in the fourth quarter of 2000. The adoption of EITF 00-27 resulted in a charge of $246,000 in the year ended December 31, 2000 for the cumulative effect of a change in accounting principle in accordance with APB Opinion No. 20, "Accounting Changes."

         CERTAIN RISKS AND UNCERTAINTIES. The CombiMatrix group's products and services will be concentrated in a highly competitive market that is characterized by rapid technological advances, frequent changes in customer requirements and evolving regulatory requirements and industry standards. Failure to anticipate or respond adequately to technological advances, changes in customer requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of planned products or services, could have a material adverse effect on the CombiMatrix group's business and operating results.

         RECENT ACCOUNTING PRONOUNCEMENTS. In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations." Changes made by SFAS No. 141 include (1) requiring the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and (2) established specific criteria for the recognition of intangible assets separately from goodwill. These provisions are effective for business combinations for which the date of acquisition is subsequent to June 30, 2001.

         The CombiMatrix group adopted SFAS No. 142 effective January 1, 2002 and ceased amortizing goodwill on that date. SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. This standard provides that goodwill is not subject to amortization. Instead, it is subject to a periodic review that must occur at least annually at a reporting unit level for possible impairment. This review is known as the "two-step" impairment test and provides that the initial "first-step" reviews of each reporting unit must be completed within six months of the adoption of the standard. The "first-step" of the goodwill impairment test, used to identify potential impairment, compares the fair value of each reporting unit with its carrying amount, including goodwill. If upon completion of these initial reviews an impairment of goodwill is indicated, the "second-step" is required to be performed, which will compare the implied fair value of each reporting unit goodwill with the carrying amount of goodwill. In connection with the adoption of SFAS No. 142, the CombiMatrix group performed a transitional goodwill impairment assessment and a year end impairment assessment and determined that there was no impairment of goodwill. The fair value of the CombiMatrix group's one reporting unit was estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         The CombiMatrix group has $18,859,000 and $2,851,000 of goodwill at December 31, 2002 and 2001 (net of $1,312,000 of accumulated amortization), respectively and recorded approximately $862,000 and $470,000 of goodwill amortization expense during 2001 and 2000, respectively.

         The CombiMatrix group adopted SFAS No. 142 effective January 1, 2002 and ceased amortizing goodwill on that date. Division net loss, adjusted to exclude goodwill amortization expense, for the years ended December 31, 2002, 2001 and 2000, are as follows (in thousands):

                                              FOR THE YEARS ENDED DECEMBER 31,
                                           -------------------------------------
                                             2002          2001          2000
                                           ---------     ---------     ---------

Reported net loss ....................     $(46,219)     $(28,029)     $(14,762)
Add back: goodwill amortization ......           --           862           470
                                           ---------     ---------     ---------
Adjusted net loss ....................     $(46,219)     $(27,167)     $(14,292)
                                           =========     =========     =========

         The gross carrying amounts and accumulated amortization related to acquired intangible assets, all related to patents, as of December 31, 2002 and 2001, are as follows (in thousands):

                                          2002             2001
                                     -------------    -------------
Gross carrying amount - patents..    $     12,095     $      6,812
Accumulated amortization ........            (883)            (511)
                                     -------------    -------------
Patents, net ....................    $     11,212     $      6,301
                                     =============    =============

         Aggregate patent amortization expense was $399,000, $341,000 and $170,000 in 2002, 2001 and 2000, respectively.

         The estimated aggregate amortization expense for each of the five succeeding years is as follows (in thousands):

                 YEAR ENDED
                DECEMBER 31,
              ----------------

                   2003.............................................    $  1,095
                   2004.............................................       1,095
                   2005.............................................       1,095
                   2006.............................................       1,095
                   2007.............................................       1,095

         Refer to Note 10, "Step Acquisitions Allocated to the CombiMatrix Group," for additions to goodwill and intangibles during the year ended December 31, 2002.

         At December 31, 2002, all of the CombiMatrix group's acquired intangible assets other than goodwill were subject to amortization.

OTHER PRONOUNCEMENTS

         On January 1, 2002, the CombiMatrix group adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the

Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for segments of a business to be disposed of. SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a temporarily controlled subsidiary. SFAS No. 144 requires long-lived assets to be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. In conjunction with such tests, it may be necessary to review depreciation estimates and methods as required by APB Opinion No. 20, "Accounting Changes," or the amortization period as required by SFAS No. 142. The adoption of SFAS No. 144 did not have a material effect on the CombiMatrix group's results of operations or financial position.

         In April 2002, the CombiMatrix group adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," ("SFAS No. 145"), which is effective for transactions occurring after May 15, 2002. SFAS No. 145 rescinds SFAS No. 4 and SFAS No. 64, which addressed the accounting for gains and losses from extinguishment of debt. SFAS No. 44 set forth industry-specific transitional guidance that did not apply to us. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. SFAS No. 145 also makes technical corrections to certain existing pronouncements that are not substantive in nature. The adoption of SFAS No. 145 did not have a significant impact on the CombiMatrix group's financial position or results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The CombiMatrix group does not expect the adoption of SFAS No. 146 to have a significant impact on its financial position or results of operations.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," ("FIN 45") an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the CombiMatrix group's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires consolidation of variable interest entities by the entity's primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. FIN 46 must be applied beginning July 1, 2003 to variable entities existing prior to February 1, 2003. The adoption of FIN 46 will not have a material impact on the CombiMatrix group's results of operations or financial condition.

3.  SHORT-TERM INVESTMENTS

         Short-term investments consists of the following at December 31, 2002 and 2001 (in thousands):

                                                         AMORTIZED       FAIR
2002                                                       COST          VALUE
                                                         ---------     ---------
Available-for-sale-securities:
    Corporate bonds and notes ..................         $  5,718      $  5,808
    U.S. government securities .................            5,698         5,797
                                                         ---------     ---------
                                                         $ 11,416      $ 11,605
                                                         =========     =========

                                                         AMORTIZED       FAIR
2001                                                       COST          VALUE
                                                         ---------     ---------
Available-for-sale-securities:
    Corporate bonds and notes...................         $ 14,427      $ 14,869
    U.S. government securities..................            5,643         5,869
                                                         ---------     ---------
                                                         $ 20,070      $ 20,738
                                                         =========     =========

         Gross unrealized gains and losses related to available-for-sale securities were not material for 2002 and 2001.

         Contractual maturities for investments in debt securities classified as available-for-sale as of December 31, 2002 are as follows (in thousands):

                                                                         FAIR
                                                           COST          VALUE
                                                         ---------     ---------
    Due within one year.........................         $  8,630      $  8,772
    Due after one year through two years........            2,786         2,833
                                                         ---------     ---------
                                                         $ 11,416      $ 11,605
                                                         =========     =========


4.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2002 and 2001 (in thousands):

                                                             2002         2001
                                                           --------     --------
Machine shop and laboratory equipment ................     $ 3,272      $   844
Furniture and fixtures ...............................         156          125
Computer hardware and software .......................       1,157          883
Leasehold improvements ...............................         992          380
Facilities and equipment held under capital lease ....          --        3,000
Construction in progress .............................         352           84
                                                           --------     --------
                                                             5,929        5,316
Less: accumulated depreciation and amortization ......      (2,034)        (768)
                                                           --------     --------
                                                           $ 3,895      $ 4,548
                                                           ========     ========

         Depreciation and amortization expense was $1,364,000, $955,000 and $266,000 for the years ended December 31, 2002, 2001 and 2000. Amortization of assets held under capital lease included in depreciation and amortization expense was $590,000 and $161,000 for the years ended December 31, 2002 and 2001, respectively.

         During 2001, CombiMatrix Corporation entered into a sale and leaseback transaction with a commercial bank. Approximately $3,000,000 of property and equipment was financed, resulting in a deferred gain of approximately $443,000 (see Note 7). In November 2002, the lease obligation was repaid and title to the assets previously under capital lease was transferred back to the CombiMatrix group.

5.  BALANCE SHEET COMPONENTS

         Accounts payable, accrued expenses and other consists of the following at December 31, 2002 and December 31, 2001 (in thousands):

                                                            2002           2001
                                                           -------       -------
Accounts payable .................................         $  179        $  627
Payroll and other employee benefits ..............            481         1,014
Accrued vacation .................................            412           311
Legal settlement (see Note 7) ....................            500            --
Other accrued liabilities ........................            730           879
                                                           -------       -------
                                                           $2,302        $2,831
                                                           =======       =======

         Deferred revenues consist of the following at December 31, 2002 and December 31, 2001 (in thousands):


                                                           2002           2001
                                                         ---------     ---------
Milestone and up-front payments...................       $  9,172      $  5,960
Less:  current portion............................         (9,172)       (5,588)
                                                         ---------     ---------
                                                         $     --      $    372
                                                         =========     =========

DEFERRED REVENUE PURCHASE ACCOUNTING ADJUSTMENT

         In connection with the December 2002 step acquisition described elsewhere herein, and the application of purchase accounting pursuant to SFAS No. 142, Acacia Research Corporation was required to adjust CombiMatrix Corporation's assets and liabilities, including deferred revenues attributed to the CombiMatrix group to fair value. As a result, deferred revenue, primarily consisting of milestone payments and other cash receipts from Roche and the National Aeronautics and Space Administration, was reduced by $8,425,000 to reflect the fair value of the continuing obligation related to the 52% interest in CombiMatrix Corporation acquired by Acacia Research Corporation. A reconciliation of 2002 activity related to the CombiMatrix group's deferred revenue balances including the impact of the fair value adjustment is as follows (in thousands):

         Deferred revenue balance at December 31, 2001...........................  $  5,960
         Cash payments and accruals recorded as deferred revenues during 2002....    11,637
         Less:  purchase accounting adjustment...................................    (8,425)
                                                                                   ---------

         Deferred revenue balance at December 31, 2002...........................  $  9,172
                                                                                   =========

6.  INCOME TAXES

         CombiMatrix group's allocated benefit for income taxes consists of the following (in thousands):


                                                    2002        2001       2000
                                                   ------      ------     ------

             Current:
                  U.S. Federal tax .............   $  --       $  --      $  --
                  State taxes ..................      --           3         --
                                                   ------      ------     ------
                                                      --           3         --
                                                   ------      ------     ------
             Deferred:
                  U.S. Federal tax .............    (147)       (158)       (79)
                  State taxes ..................      --          --         --
                                                   ------      ------     ------
                                                    (147)       (158)       (79)
                                                   ------      ------     ------
                                                   $(147)      $(155)     $ (79)
                                                   ======      ======     ======

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2002 and 2001 (in thousands):


                                                              2002        2001
                                                           ---------   ---------
Deferred tax assets:
  Deferred revenues ....................................   $  3,116    $     --
  Stock compensation ...................................      7,916       6,260
  Other ................................................         23         386
  Net operating loss carryforwards and credits .........     22,571      13,820
                                                           ---------   ---------

    Total deferred tax assets ..........................     33,626      20,466
Less:  valuation allowance .............................    (33,626)    (20,466)
                                                           ---------   ---------
    Deferred tax assets, net of valuation allowance ....         --          --
                                                           ---------   ---------
 Deferred tax liabilities:
   Intangibles .........................................     (2,384)     (2,531)
                                                           ---------   ---------
     Net deferred tax liability ........................   $ (2,384)   $ (2,531)
                                                           =========   =========

         A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows


                                                     2002        2001      2000
                                                    ------     ------     ------
    Statutory federal tax rate....................   (34%)      (34%)      (34%)
    State income taxes, net of federal benefit....    --         --         (3%)
    Amortization of intangible assets.............     3%        --          1%
    Stock compensation............................     1%         6%         3%
    Non deductible permanent items................    13%        (1%)       --
    Valuation allowance...........................    19%        29%        33%
    Other.........................................    (2%)       --         --
                                                    ------     ------     ------
                                                      --         --         --
                                                    ======     ======     ======

         At December 31, 2002, the CombiMatrix group has deferred tax assets totaling approximately $36,626,000, which are fully offset by a valuation allowance due to management's determination that the criteria for recognition have not been met.

         At December 31, 2002, the CombiMatrix group had federal net operating loss carryforwards of approximately $66,360,000, which will begin to expire in 2010 through 2022. In addition, the CombiMatrix group has tax credit carryforwards of approximately $1,989,000. Utilization of net operating loss carryforwards and tax credit carryforwards are subject to the "change of ownership" provisions under Section 382 of the Internal Revenue Code. The amount of such limitations, if any, has not been determined.

         Had the CombiMatrix group filed separate tax returns, the benefit for income taxes and division net loss would not have differed from the amounts reported in the CombiMatrix group's statements of operations for the years ended December 31, 2002, 2001, and 2000.

7.  COMMITMENTS AND CONTINGENCIES

SALE AND LEASEBACK ARRANGEMENT

         In September 2001, CombiMatrix Corporation entered into a sale and leaseback arrangement with a bank, providing up to $7,000,000 in financing for equipment and other capital purchases. Pursuant to the terms of the agreement, certain equipment and leasehold improvements, totaling $2.6 million in net book value were sold to the bank at a purchase price of $3,000,000, resulting in a deferred gain on the sale of assets of $443,000. The deferred gain is being amortized over 4 years, representing the weighted average remaining useful life of the leased assets. In addition, CombiMatrix Corporation entered into a capital lease arrangement to lease the fixed assets from the bank. The term of the lease obligation was three years, over which monthly principal and interest payments of approximately $95,000 were paid. The capital lease obligation was collateralized by the property and equipment under lease. At December 31, 2001, the fair value of the capital lease obligation was approximately $2,779,000. The capital lease agreement provided CombiMatrix Corporation with the option to purchase the equipment for a nominal amount at the end of the lease term, which expired in September 2004, and allowed for early pre-payment of the lease obligation. In October 2002, CombiMatrix Corporation was in non-compliance with one of its covenants under the lease. In November 2002, CombiMatrix Corporation exercised its pre-payment option and repaid its remaining obligation of $2,116,000 to the bank. There is no remaining capital lease or other long-term debt obligations outstanding as of December 31, 2002.

OPERATING LEASES

         In October 2000, CombiMatrix Corporation entered into a non-cancelable operating lease for office space. A security deposit in the form of a $783,000 letter of credit was issued November 1, 2000, which was increased to $1.2 million during 2001 and to $1.5 million during 2002. Future minimum operating lease payments as of December 31, 2002 are as follows (in thousands):

          YEAR
          ----

          2003............................................    $ 1,809
          2004............................................      1,740
          2005............................................      1,815
          2006............................................      1,836
          2007............................................      1,937
          Thereafter......................................      1,614
                                                             ---------
          Total minimum lease payments....................   $ 10,751
                                                             =========

         Rent expense for the years ended December 31, 2002, 2001 and 2000 was $1,618,000, $1,450,000 and $411,000, respectively.

COLLABORATIVE AND RESEARCH AGREEMENTS

         In July 2001, CombiMatrix Corporation entered into a non-exclusive worldwide license, supply, research and development agreement with Roche Diagnostics GmbH ("Roche"). Under the terms of the agreement, Roche will purchase, use and resell CombiMatrix Corporation's microarray and related technologies for rapid production of customizable biochips. Additionally, CombiMatrix Corporation and Roche will develop a platform technology, providing a range of standardized biochips for use in research applications. The agreement has a 15-year term and provides for minimum payments by Roche to CombiMatrix Corporation over the first three years, including payments upon the achievement of certain milestone and payments for products, royalties and research and development projects. This agreement was amended in September 2002 in order to grant Roche additional manufacturing rights in exchange for greater cash compensation to CombiMatrix Corporation, among other changes and modifications. For the years ended December 31, 2002 and 2001, CombiMatrix Corporation received $11,435,000 and $5,321,000 in milestone payments, respectively, which have been classified as deferred revenue in the CombiMatrix group balance sheets.

RESEARCH AND DEVELOPMENT

         In January 2001, CombiMatrix Corporation entered into a design commitment to develop a next generation microarray. If this design project is successful pursuant to the terms of the agreement, CombiMatrix Corporation will be obligated to a one-year commitment to purchase a specific number of semiconductor wafers at a total cost of $1,100,000.

HUMAN RESOURCES

         In October 2001, CombiMatrix Corporation's Board of Directors amended its existing general severance plan for executive officers, which provides that if CombiMatrix Corporation terminates an executive who is a vice president or higher for other than cause, death or disability, the executive will receive payments equal to three months' base salary and target bonus and other benefits on a bi-weekly basis over a three-month period. If termination occurs as a result of a change in control transaction, these benefits will be extended by three months.

         CombiMatrix Corporation also offers a general severance plan providing all employees with certain benefits upon their termination of employment due to lack of work. Under this plan, terminated employees will be provided with either four-weeks notice or four-weeks' salary in lieu of notice, and paid a lump-sum amount based on the employee's length of service, plus accrued benefits. The terminated employees will also be provided continuing medical and dental benefits, as well as continuation of life insurance, for a period ranging from two to 26 weeks subsequent to the date of termination, depending upon the employee's length of service.

LITIGATION

         On November 28, 2000, Nanogen, Inc. ("Nanogen") filed suit against CombiMatrix Corporation and Dr. Donald Montgomery, an officer, director and stockholder of CombiMatrix Corporation. The Nanogen suit alleged, among other things, that CombiMatrix Corporation's issued patent and certain pending patent applications, trade secrets and related technologies that were inappropriately obtained by CombiMatrix Corporation and that Nanogen was the legal owner of the patents, trade secrets and related technologies. The suit sought, among other things, correction of inventorship on CombiMatrix Corporation's issued patent, the assignment of rights in the issued patent and pending patent applications to Nanogen, an injunction preventing disclosure of trade secrets, damages for trade secret misappropriation and the imposition of a constructive trust.

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, CombiMatrix Corporation agreed to pay Nanogen $500,000 within 30 days of the settlement, which was paid, and an additional $500,000 within one year of the settlement. CombiMatrix Corporation also agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement will be $37,500 per quarter for the period from October 1, 2003 through October 1, 2004, and $25,000 per quarter thereafter until the patents expire. Also, pursuant to the settlement agreement, CombiMatrix Corporation issued to Nanogen 4,016,346 shares, or 17.5% of its outstanding shares post-issuance, subject to an antidilution provision related to the exercise of CombiMatrix Corporation options and warrants that were outstanding on the effective date of the agreement, for a period of up to three years.

         CombiMatrix Corporation accounted for the issuance of the CombiMatrix Corporation common shares in settlement of the litigation with Nanogen as a nonmonetary transaction. Accordingly, in the third quarter of 2002, CombiMatrix Corporation recorded a litigation settlement charge in its statement of operations of approximately $17,471,000, which was based on the fair value of the CombiMatrix Corporation common shares issued to Nanogen. The fair value of the common shares issued and the related litigation charge was based on a third-party valuation of CombiMatrix Corporation. Including the $1,000,000 cash settlement stipulated in the agreement, the CombiMatrix group has recognized $18,471,000 of litigation settlement charges in its December 31, 2002 statement of operations.

         The CombiMatrix group is subject to other claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on CombiMatrix group's financial position, results of operations or cash flows.


8.  RETIREMENT SAVINGS PLAN

         CombiMatrix Corporation has an employee savings and retirement plan under section 401(k) of the Internal Revenue Code (the "Plan"). The Plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. CombiMatrix Corporation may contribute to the Plan at the discretion of the board of directors. There were no contributions made by the CombiMatrix group during the years ended December 31, 2002, 2001 and 2000.


9.  ALLOCATED NET WORTH

         The CombiMatrix group statement of allocated net worth presents the equity transactions of Acacia Research Corporation, which are attributed to the CombiMatrix group as "Net assets attributed to the CombiMatrix group." This presentation reflects the fact that the CombiMatrix group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock transactions legal transactions of the CombiMatrix group. Presented below is a detail of the equity transactions of Acacia Research Corporation which relate to the businesses of the CombiMatrix group and which therefore comprise the balances reflected in the group's net assets attributed to CombiMatrix group (in thousands):

                                                                             COMBIMATRIX
                                                                               GROUP
                                                                             -----------
2000
Units issued in private placements, net ..................................   $   19,500
Allocated corporate charges ..............................................          783
Stock issuance related to acquisition of additional CombiMatrix shares ...       11,634
Warrants exercised .......................................................       10,000
Change in capital due to issuance of stock by subsidiaries ...............        2,167
Unrealized gain on short-term investments ................................           77
                                                                             -----------
Net assets attributed to the CombiMatrix group - 2000 ....................   $   44,161
                                                                             ===========

2001
Allocated corporate charges ..............................................   $    1,118
Change in capital due to issuance of stock by subsidiaries ...............          546
Unrealized loss on short-term investments ................................           (9)
Unrealized loss on foreign currency translation ..........................          (72)
                                                                             -----------
Net assets attributed to the CombiMatrix group - 2001 ....................   $    1,583
                                                                             ===========

2002
Allocated corporate charges ..............................................   $    1,032
Stock options exercised ..................................................           29
Change in capital due to issuance of stock by subsidiaries ...............         (550)
Compensation expense relating to stock options and warrants ..............          300
Unrealized gain on short-term investments ................................          (38)
Unrealized loss on foreign currency translation ..........................           40
Dividends paid ...........................................................          (11)
Stock issuance related to acquisition of additional CombiMatrix shares ...       76,175
Acquisition costs allocated ..............................................          834
Other ....................................................................            2
                                                                             -----------
Net assets attributed to the CombiMatrix group - 2002 ....................   $   77,813
                                                                             ===========

         During February 2000, an officer of the CombiMatrix Corporation entered into an employment agreement with the CombiMatrix Corporation. Among other items, the agreement required the officer to purchase 125,000 shares of CombiMatrix Corporation common stock at $2.00 per share. The shares were purchased in June 2000 resulting in cash proceeds to the CombiMatrix group of $250,000.

         During October 2001, the KK issued 10% of its common stock to an unrelated company for $1,108,000. The per-share price paid for these shares exceeded the price per share paid by Holdings to capitalize the KK. As a result, CombiMatrix group recognized a change of interest gain of approximately $951,000. The gain, net of minority interests, has been recorded as an increase to allocated net worth.

WARRANTS

         Pursuant to the issuance of convertible promissory notes in March 1998 as discussed in Note 2, CombiMatrix Corporation issued warrants to purchase 145,000 shares of its common stock at a price of $2.00 per share. These warrants were exercised in 2000 and 2001, resulting in proceeds to the CombiMatrix group of $33,000 and $257,000, respectively, which were allocated to the CombiMatrix group.

10.  STEP ACQUISITIONS ALLOCATED TO THE COMBIMATRIX GROUP

         On December 13, 2002, Acacia Research Corporation increased its consolidated ownership interest in CombiMatrix Corporation from 48% to 100% by acquiring from existing stockholders of CombiMatrix Corporation 11,987,274 shares of CombiMatrix Corporation common stock in exchange for 11,987,274 shares of AR-CombiMatrix stock with a fair value of $46,007,000. The merger was designed to consolidate Acacia Research Corporation's ownership of CombiMatrix Corporation and permit Acacia Research Corporation to effectuate the recapitalization transaction described elsewhere herein, by creating the CombiMatrix group.

         The transaction was accounted for as a step acquisition using the purchase method of accounting. The fair value of the AR-CombiMatrix stock issued in the transaction was based on the quoted market price of AR-CombiMatrix stock averaged over a five-day period (from December 16, 2002, the first day of trading for the new AR-CombiMatrix stock, through December 20, 2002).

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed and the allocation of the purchase price at the date of acquisition (in thousands):


         Acquisition costs:
             Exchange of AR-CombiMatrix stock for CombiMatrix
               Corporation common stock ............................    $46,007
             Acquisition expenses ..................................        834
                                                                        --------
                 Total acquisition cost ............................    $46,841
                                                                        ========

         Purchase price allocation:
             Fair value of 52% of CombiMatrix Corporation net
               tangible assets at December 13, 2002 ................    $ 8,313
             Intangible assets acquired:
                 Core technology/patent ............................      5,283
                 Acquired in-process research and development ......     17,237
                 Goodwill (non-deductible for tax purposes) ........     16,008
                                                                        --------

                  Total ............................................    $46,841
                                                                        ========

         The total purchase price of $46,841,000 was allocated to the fair value of assets acquired and liabilities assumed, including acquired IPR&D. The amount attributable to CombiMatrix Corporation's core technology and related patents was $5,283,000, which is being amortized using the straight-line method over the estimated economic useful life of 7 years. The amount attributable to goodwill was $16,008,000. Amounts allocated to patents, IPR&D and goodwill have been attributed to the CombiMatrix group.

         The amount attributable to IPR&D projects (comprised of two projects:
Genomics and Proteomics biological array systems) that had not yet reached technological feasibility and had no alternative future use of $17,237,000 was charged to expense on the acquisition date and is included in the accompanying statement of operations for the year ended December 31, 2002.

         The nature of the efforts to develop the purchased IPR&D into commercially viable products principally relates to the completion and/or acceleration of existing development programs. These efforts include testing current and alternative materials used in microarray design, testing of existing and alternative methods for microarray synthesis, developing prototype machinery (including operating software) to synthesize, hybridize and read individual microarrays, and to perform numerous experiments, or assays, with actual target samples in order to determine customer protocols and procedures for using the CombiMatrix group's microarray system. Following is a brief description of the two IPR&D projects identified.

         Genomics Biological Array System: CombiMatrix Corporation's genomics biological array processor system is being developed to discretely immobilize sequences of DNA or RNA within individual test sites on a modified semiconductor chip coated with a three-dimensional layer of porous material. The system also includes proprietary hardware units and related software applications to be able to synthesize materials onto the chips, apply target samples of genetic materials and interpret the results. The value assigned to the genomics biological array system IPR&D project was $13,978,000. A risk-adjusted discount rate of 32% was applied to the project's estimated cash flows.

         Proteomics Biological Array System: CombiMatrix Corporation's proteomics biological array processor system is being developed to discretely immobilize proteins and other small molecules within individual test sites on a modified semiconductor chip in a similar fashion as described above for the genomics biological array system. The proteomics biological array system is used for detection and identification of bio-threat agents in CombiMatrix Corporation's biological and chemical threat agent detector development programs that are currently in process. The value assigned to the proteomics biological array system IPR&D project was $3,259,000. A risk-adjusted discount rate of 60% was applied to the project's estimated cash flows.


         In the first quarter of 2000, CombiMatrix Corporation completed a private equity financing raising gross proceeds of $17.5 million through the sale of 3,500,000 shares of CombiMatrix Corporation common stock. Acacia Research Corporation invested $10.0 million in this private placement to acquire 2,000,000 shares of CombiMatrix Corporation common stock. The transaction was accounted for as a step acquisition using the purchase method of accounting. The total purchase price was allocated to the fair value of assets acquired and liabilities assumed. As a result of the transaction, Acacia Research Corporation increased its consolidated ownership interest in CombiMatrix Corporation from 50.01% to 51.8%. Proceeds from this equity financing were attributed to the CombiMatrix group.

         In the third quarter of 2000, Acacia Research Corporation increased its consolidated ownership interest in CombiMatrix Corporation from 51.8% to 61.4% by acquiring from existing stockholders of CombiMatrix Corporation 1,163,850 shares of CombiMatrix Corporation common stock in exchange for 488,557 shares of Acacia Research Corporation's common stock. The transaction was accounted for as a step acquisition using the purchase method of accounting. The fair value of the Acacia Research Corporation shares issued in the transaction was based on the quoted market price of Acacia Research Corporation's stock averaged over a five-day period (including two days before and after the June 28, 2000 announcement date). The total purchase price of $11.6 million was allocated to the fair value of assets acquired and liabilities assumed, including acquired in-process research and development. The amount attributable to goodwill was $2.9 million, which is amortized using the straight-line method over the estimated remaining useful life of five years. The amount attributable to in-process research and development of $2.5 million was charged to expense and is included in the CombiMatrix group's statement of operations for the year ended December 31, 2000. Related goodwill and intangibles were attributed to the CombiMatrix group.

         In the third quarter of 2000, CombiMatrix Corporation completed a private equity financing raising gross proceeds of $36.0 million through the sale of 4,000,000 shares of CombiMatrix Corporation common stock. Acacia Research Corporation invested $17.5 million in this private placement to acquire 1,944,445 shares. The transaction was accounted for as a step acquisition using the purchase method of accounting. As a result of the transaction, Acacia Research Corporation's consolidated interest in CombiMatrix Corporation decreased from 61.4% to 58.4%, and we recognized a gain, which is reflected in Acacia Research Corporation's statement of stockholders' equity as a direct increase to capital in excess of par. Proceeds from this equity financing were attributed to the CombiMatrix group.

11.  SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     2002       2001        2000
                                                                                  ---------  ---------   ---------
Supplemental disclosures of cash flow information:

       Cash paid for interest ..................................................  $    192   $     42    $     --

Supplemental schedule of non-cash operating, investing and financing activities:

       Intangibles attributed to the CombiMatrix group..........................   (46,007)        --     (11,634)
       Purchase price allocated to goodwill - step acquisitions ................    16,008         --       2,928
       Purchase price allocated to patents - step acquisitions .................     5,283         --       6,812
       Fixed assets purchased with accounts payable ............................        70         --         917
       Purchase of equipment under capital lease agreement .....................        --     (3,000)         --
       Capital lease obligation incurred .......................................        --      3,000          --
       Fair value of options and warrants issued for services ..................        --         --       1,239
       Deferred revenue purchase accounting adjustment .........................     8,425         --          --


                                  EXHIBIT INDEX


EXHIBIT
NUMBER                                DESCRIPTION
------                                -----------

 2.1 Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
 2.2 Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (attached as Annex A to the Prospectus/Proxy Statement included in this Registration Statement)
 3.1     Restated Certificate of Incorporation (2)
 3.2     Amended and Restated Bylaws (3)
 4.1     Form of Specimen Certificate of Acacia's Common Stock (4)
 10.1    Acacia 1993 Stock Option Plan (5)
 10.2    Form of Stock Option Agreement for Acacia 1993 Stock Option Plan (5)
 10.3    Acacia 1996 Stock Option Plan, as amended (6)
 10.4 Form of Option Agreement constituting the Acacia 1996 Executive Stock Bonus Plan (7)
 10.5    CombiMatrix Corporation 1995 Stock Option Plan (8)
 10.6    CombiMatrix Corporation 1998 Stock Option Plan (8)
 10.7    CombiMatrix Corporation 2000 Stock Awards Plan (8)
 10.8    2002 CombiMatrix Stock Incentive Plan (9)
 10.9    2002 Acacia Technologies Stock Incentive Plan (10)
 10.10   Agreement between Acacia Research and Paul Ryan (11)
 10.11 Lease Agreement dated April 30, 1998, between Acacia and EOP-Pasadena Towers, L.L.C., a Delaware limited liability company doing business as EOP-Pasadena, LLC (12)
 10.12 Lease Agreement between Soundbreak.com Incorporated and 8730 Sunset Towers and related Guaranty (13)
 10.13 First Amendment dated June 26, 2000, to Lease Agreement between Acacia and Pasadena Towers, L.L.C. (14)
 10.14 Sublease dated November 30, 2001, between Acacia and Jenkens & Gilchrist (14)
 10.15 Lease Agreement dated January 28, 2002, between Acacia and The Irvine Company (14)
 10.16 Settlement Agreement dated September 30, 2002, by and among Acacia, CombiMatrix Corporation, Donald D. Montgomery, Ph.D. and Nanogen, Inc.(8)
 10.17+ Research & Development Agreement dated September 25, 2002, between CombiMatrix Corporation and Roche Diagnostics GmbH(8)
 10.18+ License Agreement dated September 25, 2002 between CombiMatrix Corporation and Roche Diagnostics GmbH(8)
 10.19   Form of Indemnification Agreement
 21.1    List of Subsidiaries
 23.1 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of Acacia Research Corporation)
 23.2 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of CombiMatrix Corporation)
 23.3 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of the Acacia Technologies Group and the CombiMatrix Group)
 99.1 Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 99.2 Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.

(1) Incorporated by reference from Acacia's Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).

(2)      Incorporated by reference as Appendix B to the Proxy
         Statement/Prospectus which formed part of Acacia's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(3) Incorporated by reference from Acacia's Quarterly Report on Form 10-Q filed on August 10, 2001 (SEC File No. 000-26068).

(4) Incorporated by reference from Amendment No. 2 on Form 8-A/A filed on December 30, 1999 (SEC File No. 000-26068).

(5) Incorporated by reference from Acacia's Registration Statement on Form SB-2 (33-87368-L.A.), which became effective under the Securities Act of 1933, as amended, on June 15, 1995.

(6) Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).

(7) Incorporated by reference from Acacia's Definitive Proxy as Appendix A Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).

(8) Incorporated by reference to Acacia's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(9)      Incorporated by reference as Appendix D to the Proxy
         Statement/Prospectus which formed part of Acacia's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(10)     Incorporated by reference as Appendix E to the Proxy
         Statement/Prospectus which formed part of Acacia's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(11) Incorporated by reference from Acacia's Annual Report on Form 10-K for the year ended December 31, 1997, filed on March 30, 1998 (SEC File No. 000-26068).

(12) Incorporated by reference to Acacia's Quarterly Report on Form 10-Q filed on August 14, 1998 (SEC File No. 000-26068).

(13) Incorporated by reference to Acacia's Quarterly Report on Form 10-Q filed on November 15, 1999 (SEC File No. 000-26068).

(14) Incorporated by reference from Acacia's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 (SEC File No. 000-26068).