Form 10-Q
period 2003-03-31
ACACIA RESEARCH CORP
filed 2003-05-09
CIK 934549

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No [ ]

         As of May 7, 2003, 19,640,808 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of May 7, 2003, 22,985,186 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.


================================================================================

                           ACACIA RESEARCH CORPORATION
                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Acacia Research Corporation Consolidated Financial Statements

               Consolidated Balance Sheets as of March 31, 2003 and
               December 31, 2002 (Unaudited)..........................................   4

               Consolidated Statements of Operations and Comprehensive Loss for the
               Three Months Ended March 31, 2003 and 2002 (Unaudited).................   5

               Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 2003 and 2002 (Unaudited)....................................   6

               Notes to Consolidated Financial Statements.............................   7

               *CombiMatrix Group Financial Statements

               Balance Sheets as of March 31, 2003 and December 31, 2002 (Unaudited)..  19

               Statements of Operations for the Three Months Ended

               March 31, 2003 and 2002 (Unaudited)....................................  20


               Statements of Cash Flows for the Three Months Ended

               March 31, 2003 and 2002 (Unaudited)....................................  21

               Notes to Financial Statements..........................................  22


               *Acacia Technologies Group Financial Statements

               Balance Sheets as of March 31, 2003 and December 31, 2002 (Unaudited)..  25

               Statements of Operations for the Three Months Ended

               March 31, 2003 and 2002 (Unaudited)....................................  26

               Statements of Cash Flows for the Three Months Ended

               March 31, 2003 and 2002 (Unaudited)....................................  27

               Notes to Financial Statements..........................................  28

     Item 2.   Management's Discussion and Analysis of Financial Condition and

               Results of Operations..................................................  31

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............  60

     Item 4.   Controls and Procedures................................................  60




PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings......................................................  61

     Item 6.   Exhibits and Reports on Form 8-K.......................................  61

SIGNATURES............................................................................  62

CERTIFICATIONS........................................................................  63

EXHIBIT INDEX ........................................................................  65



*NOTE: We are presenting the Acacia Research Corporation consolidated unaudited interim financial statements and the separate unaudited interim financial statements for the CombiMatrix group and the Acacia Technologies group. The separate financial statements and accompanying notes of the two groups are being provided as additional disclosure regarding the financial performance of the two divisions and to provide investors with information regarding the potential value and operating results of the respective businesses, which may affect the respective share values. The separate financial statements should be reviewed in conjunction with Acacia Research Corporation's consolidated financial statements and accompanying notes. The presentation of separate financial statements is not intended to indicate that we have changed the title to any of our assets or changed the responsibility for any of our liabilities, nor is it intended to indicate that the rights of our creditors have been changed. Acacia Research Corporation, and not the individual groups, is the issuer of the securities. Holders of the two securities are stockholders of Acacia Research Corporation and do not have a separate and exclusive interest in the respective groups.

                                ACACIA RESEARCH CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share and per share information)
                                        (Unaudited)


                                                                 MARCH 31,  DECEMBER 31,
                                                                   2003         2002
                                                                ----------   ----------

                                     ASSETS

Current assets:
     Cash and cash equivalents ..............................   $  40,062    $  43,083
     Short-term investments .................................       9,605       11,605
     Accounts receivable ....................................         277          578
     Prepaid expenses, other receivables and other assets ...       1,618        1,221
                                                                ----------   ----------
              Total current assets ..........................      51,562       56,487

Property and equipment, net of accumulated depreciation .....       3,612        4,075
Investment in affiliate, at cost ............................         252          252
Patents, net of accumulated amortization ....................      14,880       15,280
Goodwill, net of accumulated amortization ...................      20,693       20,693
Other assets ................................................         284          284
                                                                ----------   ----------
                                                                $  91,283    $  97,071
                                                                ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, accrued expenses and other ...........   $   4,490    $   4,826
     Deferred revenues ......................................      12,183       10,675
                                                                ----------   ----------
              Total current liabilities .....................      16,673       15,501

Deferred income taxes .......................................       3,469        3,540
                                                                ----------   ----------

              Total liabilities .............................      20,142       19,041
                                                                ----------   ----------

Minority interests ..........................................       1,819        2,171
                                                                ----------   ----------

Stockholders' equity:
     Preferred stock
       Acacia Research Corporation, par value $0.001 per
          share; 10,000,000 shares authorized; no
          shares issued or outstanding ......................          --           --
     Common stock
       Acacia Research - Acacia Technologies stock, par
          value $0.001 per share; 50,000,000 shares
          authorized; 19,640,808 shares issued and
          outstanding as of March 31, 2003 and
          December 31, 2002 .................................          20           20
       Acacia Research - CombiMatrix stock, par value
          $0.001 per share; 50,000,000 shares authorized;
          22,985,186 and 22,964,779 shares issued and
          outstanding as of March 31, 2003 and December
          31, 2002, respectively ............................          23           23
     Additional paid-in capital .............................     237,542      238,627
     Deferred stock compensation ............................      (2,793)      (4,023)
     Warrants to purchase common stock ......................         199          199
     Comprehensive loss .....................................         (17)          (2)
     Accumulated deficit ....................................    (165,652)    (158,985)
                                                                ----------   ----------
              Total stockholders' equity ....................      69,322       75,859
                                                                ----------   ----------
                                                                $  91,283    $  97,071
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

                                                                 FOR THE THREE MONTHS ENDED
                                                                -----------------------------
                                                               MARCH 31, 2003   MARCH 31, 2002
                                                                -------------   -------------
Revenues:
    License fee income ......................................   $          6    $         --
    Product revenue .........................................            209              --
    Grant and contract revenue ..............................              7             249
                                                                -------------   -------------

        Total revenues ......................................            222             249
                                                                -------------   -------------

Operating expenses:
    Cost of sales ...........................................             77              --
    Research and development expenses .......................          2,335           2,668
    Non-cash stock compensation expense - research and
      development ...........................................              2             421
    Marketing, general and administrative expenses ..........          4,255           4,072
    Non-cash stock compensation expense - marketing, general
      and administrative ....................................            138           1,001
    Amortization of patents .................................            400             564
                                                                -------------   -------------

        Total operating expenses ............................          7,207           8,726
                                                                -------------   -------------

        Operating loss ......................................         (6,985)         (8,477)
                                                                -------------   -------------

Other income (expense):
    Interest and other income (net) .........................            215             421
    Realized gains (losses) on short-term investments .......             37            (553)
    Unrealized losses on short-term investments .............             --            (322)
                                                                -------------   -------------
        Total other income (expense) ........................            252            (454)
                                                                -------------   -------------

Loss from continuing operations before income taxes and
    minority interests ......................................         (6,733)         (8,931)

Benefit for income taxes ....................................             60              69
                                                                -------------   -------------

Loss from continuing operations before minority interests ...         (6,673)         (8,862)

Minority interests ..........................................              6           2,435
                                                                -------------   -------------

Net loss ....................................................         (6,667)         (6,427)

    Unrealized losses on short-term investments .............             (8)            (95)
    Unrealized losses on foreign currency translation .......             (7)             (9)
                                                                -------------   -------------
Comprehensive loss ..........................................   $     (6,682)   $     (6,531)
                                                                =============   =============

Loss per common share:
Attributable to the Acacia Technologies group:
  Net loss ..................................................   $     (1,494)   $     (2,841)
    Basic and diluted per share .............................          (0.08)          (0.14)

Attributable to the CombiMatrix group:
  Net loss ..................................................   $     (5,173)   $     (3,586)
    Basic and diluted per share .............................          (0.23)          (0.16)

Weighted average shares - basic and diluted:
  Acacia Research - Acacia Technologies stock ...............     19,640,808      19,640,808
                                                                =============   =============
  Acacia Research - CombiMatrix stock .......................     22,983,278      22,950,551
                                                                =============   =============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                       5

                                     ACACIA RESEARCH CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                     ---------------------
                                                                                     MARCH 31,   MARCH 31,
                                                                                       2003         2002
                                                                                     ---------   ---------
Cash flows from operating activities:
  Net loss from continuing operations ............................................   $ (6,667)   $ (6,427)
  Adjustments to reconcile net loss from continuing
    operations to net cash used in operating activities:
     Depreciation and amortization ...............................................        767         933
     Minority interests ..........................................................         (6)     (2,435)
     Non-cash stock compensation .................................................        140       1,422
     Deferred tax benefit ........................................................        (70)        (75)
     Net purchases of trading securities .........................................         --      (3,358)
     Unrealized losses on short-term investments .................................         --         322
     Other .......................................................................        121          45
  Changes in assets and liabilities:
     Accounts receivable, prepaid expenses, other receivables and other assets ...        (96)     (1,322)
     Accounts payable, accrued expenses and other ................................       (250)     (1,085)
     Deferred revenues ...........................................................      1,508         531
                                                                                     ---------   ---------

     Net cash used in operating activities from continuing operations ............     (4,553)    (11,449)
     Net cash used in operating activities from discontinued operations ..........        (86)       (254)
                                                                                     ---------   ---------
     Net cash used in operating activities .......................................     (4,639)    (11,703)
                                                                                     ---------   ---------

Cash flows from investing activities:
     Purchase of property and equipment, net .....................................        (24)       (134)
     Purchase of available-for-sale investments ..................................       (469)     (4,540)
     Sale of available-for-sale investments ......................................      2,462       6,878
     Other .......................................................................         --        (101)
                                                                                     ---------   ---------

     Net cash provided by investing activities from continuing operations ........      1,969       2,103
     Net cash used in investing activities from discontinued operations ..........       (344)         --
                                                                                     ---------   ---------
     Net cash provided by investing activities ...................................      1,625       2,103
                                                                                     ---------   ---------

Cash flows from financing activities:
     Proceeds from the exercise of stock options and warrants ....................         --         214
     Capital contributions from minority shareholders of subsidiaries,
       net of issuance costs .....................................................         --         300
     Repayment of capital lease obligation .......................................         --        (226)
                                                                                     ---------   ---------

     Net cash provided by financing activities ...................................         --         288
                                                                                     ---------   ---------

Decrease in cash and cash equivalents ............................................     (3,014)     (9,312)
                                                                                     ---------   ---------

Cash and cash equivalents, beginning .............................................     43,083      59,451
Effect of exchange rate on cash ..................................................         (7)        (16)
                                                                                     ---------   ---------

Cash and cash equivalents, ending ................................................   $ 40,062    $ 50,123
                                                                                     =========   =========

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.



                           ACACIA RESEARCH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, as reported by us in our Annual Report on Form 10-K.

         The accompanying consolidated financial statements include the accounts of Acacia Research Corporation, and its wholly owned and majority-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

         The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of our financial position as of March 31, 2003 and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

          Our media technologies business, referred to as "Acacia Technologies group," owns patented intellectual property in the media technologies sector. The Acacia Technologies group owns patented digital media transmission ("DMT") technology enabling the digitization, encryption, storage, transmission, receipt and playback of digital content. The DMT technology is protected by five U.S. and seventeen international patents. The DMT technology is utilized by a variety of companies, including cable companies, hotel in-room entertainment companies, Internet movie companies, Internet music companies, on-line adult entertainment companies, on-line learning companies and other companies that stream audio or audio/video content. The Acacia Technologies group's U.S. DMT patents expire in 2011 and its international DMT patents expire in 2012. The Acacia Technologies group also owns patented technology known as the V-chip. The V-chip was adopted by manufacturers of televisions sold in the U.S. to provide blocking of certain programming based upon its content rating code, in compliance with the Telecommunications Act of 1996. The V-chip technology is protected by U.S. Patent No. 4,554,584, which expires in July 2003.

RECAPITALIZATION TRANSACTION

         On December 11, 2002, our stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby we created two new classes of common stock called Acacia Research-CombiMatrix stock ("AR-CombiMatrix stock") and Acacia Research-Acacia Technologies stock ("AR-Acacia Technologies stock"), and divided our existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation's CombiMatrix group. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation's Acacia Technologies group. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of our different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups.

         All share and per share information in the consolidated financial statements and accompanying notes to the consolidated financial statements, unless otherwise noted, give effect to the recapitalization as of January 1, 2002.

         STOCK-BASED COMPENSATION. At March 31, 2003, Acacia Research Corporation has two stock-based employee compensation plans. Compensation cost of stock options issued to employees is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is generally deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). We have adopted the disclosure only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") with respect to options issued to employees. Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by SFAS No. 123 and related interpretations.

         The following table illustrates the effect on net loss and loss per share if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

                                                                         AR-ACACIA
                                                                     TECHNOLOGIES STOCK        AR-COMBIMATRIX STOCK
                                                                   -----------------------   -----------------------
                                                                     THREE MONTHS ENDED         THREE MONTHS ENDED
                                                                   -----------------------   -----------------------
                                                                    MARCH 31,    MARCH 31,    MARCH 31,    MARCH 31,
                                                                      2003         2002         2003         2002
                                                                   ----------   ----------   ----------   ----------
Loss from continuing operations as reported ....................   $  (1,494)   $  (2,841)   $  (5,173)   $  (3,586)
Add:  Stock-based compensation, intrinsic value method
   reported in net income, net of tax ..........................          --           10           69        1,412
Deduct: Pro forma stock-based compensation fair value
   method, net of tax ..........................................      (1,078)      (1,237)      (2,782)      (1,795)
Loss from continuing operations, pro forma .....................      (2,572)      (4,068)      (7,886)      (3,969)

Basic loss per share from continuing operations as reported ....       (0.08)       (0.14)       (0.23)       (0.16)
Basic loss per share from continuing operations, pro forma .....       (0.13)       (0.21)       (0.34)       (0.17)
Diluted loss per share from continuing operations as
   reported ....................................................       (0.08)       (0.14)       (0.23)       (0.16)
Diluted loss per share from continuing operations, pro forma ...       (0.13)       (0.21)       (0.34)       (0.17)
Weighted average risk free interest rate........................        4.75%        5.36%        4.80%        5.51%

-----------------------
Note: The stock-based compensation information above gives effect to the recapitalization as of January 1, 2002. As a result, stock-based compensation information related to the predecessor Acacia Research Corporation common stock for 2002 has been omitted from the table above.

         The fair value of AR-Acacia Technologies stock options and AR-CombiMatrix stock options was determined using the Black-Scholes option-pricing model, assuming volatility of approximately 100%, with expected lives of approximately five years and no expected dividends.

         RECLASSIFICATIONS. Certain immaterial reclassifications of prior period amounts have been made to conform to the 2003 presentation.


2.       LOSS PER SHARE

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

         The earnings or losses allocated to each class of common stock are determined by Acacia Research Corporation's board of directors. This determination is generally based on the net income or loss amounts of the corresponding group determined in accordance with accounting principles generally accepted in the United States of America, consistently applied. Acacia Research Corporation believes this method of allocation is systematic and reasonable. The Acacia Research Corporation board of directors can, at its discretion, change the method of allocating earnings or losses to each class of common stock at any time. Management currently has no plans to change allocation methods.


     The following table presents a reconciliation of basic and diluted loss per share:

                                                                   FOR THE THREE MONTHS ENDED
                                                                    ------------------------
                                                                     MARCH 31,    MARCH 31,
                                                                       2003         2002
                                                                    -----------  -----------
Acacia Research - Acacia Technologies stock
-------------------------------------------

Basic weighted average number of common shares outstanding ......   19,640,808   19,640,808

Dilutive effect of outstanding stock options and warrants (a) ...           --           --
                                                                    -----------  -----------

Diluted weighted average number of common and
  potential common shares outstanding ...........................   19,640,808   19,640,808
                                                                    ===========  ===========

Acacia Research - CombiMatrix stock
-----------------------------------

Basic weighted average number of common shares outstanding ......   22,983,278   22,950,551

Dilutive effect of outstanding stock options and warrants (b) ...           --           --
                                                                    -----------  -----------

Diluted weighted average number of common and
  potential common shares outstanding ...........................   22,983,278   22,950,551
                                                                    ===========  ===========

-----------------------

         (a) Potential AR - Acacia Technologies common shares of 786 and 46,857 at March 31, 2003 and 2002, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.

         (b) Potential AR - CombiMatrix common shares of 441,750 and 305,256 at March 31, 2003 and 2002, respectively, have been excluded from the per share calculation because the effect of their inclusion would be anti-dilutive.


3.      GOODWILL AND INTANGIBLES

         Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which provides that goodwill is no longer subject to amortization. Instead, goodwill is subject to a periodic review for potential impairment that must occur at least annually at a reporting unit level. As of January 1, 2002, the date of adoption of the standard, we had unamortized goodwill in the amount of $4,627,000. In 2002, we performed a transitional goodwill impairment assessment and a year end goodwill impairment assessment and determined that there was no impairment of goodwill. The fair values of our two reporting units were estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         The Acacia Technologies group had $1,834,000 of goodwill at March 31, 2003 and December 31, 2002 (net of $2,258,000 of accumulated amortization). The CombiMatrix group had $18,859,000 of goodwill at March 31, 2003 and December 31, 2002 (net of $1,312,000 of accumulated amortization).

         Acacia Research Corporation's only identifiable intangible assets at March 31, 2003 and December 31, 2002 are patents totaling $14,880,000 (net of $8,013,000 of accumulated amortization) and $15,280,000 (net of $7,613,000 of accumulated amortization), respectively. Patent amortization expense for the three months ended March 31, 2003 and 2002 was $400,000 and $564,000, respectively. The gross carrying amounts and accumulated amortization as of March 31, 2003 and December 31, 2002 and amortization expense for the three months ended March 31, 2003 and 2002, related to patents, by segment, are as follows (in thousands):

                                          ACACIA TECHNOLOGIES GROUP              COMBIMATRIX GROUP
                                       -------------------------------   -------------------------------
                                       MARCH 31, 2003  DECEMBER 31, 2002 MARCH 31, 2003  DECEMBER 31, 2002
                                       --------------   --------------   --------------   --------------

Gross carrying amount - patents ....   $      10,798    $      10,798    $      12,095    $      12,095
Accumulated amortization ...........          (6,856)          (6,730)          (1,157)            (883)
                                       --------------   --------------   --------------   --------------
Patents, net .......................   $       3,942    $       4,068    $      10,938    $      11,212
                                       ==============   ==============   ==============   ==============


                                          FOR THE THREE MONTHS ENDED        FOR THE THREE MONTHS ENDED
                                       -------------------------------   -------------------------------
                                       MARCH 31, 2003   MARCH 31, 2002   MARCH 31, 2003   MARCH 31, 2002
                                       --------------   --------------   --------------   --------------

Patent amortization expense.........   $         126    $         465    $         274    $          99
                                       ==============   ==============   ==============   ==============

         Annual aggregate amortization expense for each of the next five years through December 31, 2007 is estimated to be $1,595,000 per year ($500,000 for the Acacia Technologies group and $1,095,000 for the CombiMatrix group).

         At March 31, 2003 and December 31, 2002, all of our acquired intangible assets other than goodwill were subject to amortization.


4.        RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on our financial position or results of operations.


         In December 2002, we adopted SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123" ("SFAS No. 148"). This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Acacia Research Corporation has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We adopted the interim disclosure provisions for our financial report for the quarter ended March 31, 2003 (see Note 1, "Stock-based Compensation"). The adoption of SFAS No. 148 did not have a material effect on our consolidated results of operations or financial position.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," ("FIN 45") an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on Acacia Research Corporation's financial position or results of operations.

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


5.        SEGMENT INFORMATION

         Acacia Research Corporation has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Our chief operating decision maker is considered to be Acacia Research Corporation's CEO. The CEO reviews and evaluates financial information presented on a group basis as described below. Management evaluates performance based on the profit or loss from continuing operations and financial position of its segments. Acacia Research Corporation has two reportable segments as described earlier in Note 1.


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

         The tables below present information about our reportable segments in continuing operations for the three months ended March 31, 2003 and 2002 (in thousands):

                                                                        ACACIA
                                                                      TECHNOLOGIES COMBIMATRIX
Three Months Ended March 31, 2003                                        GROUP       GROUP        TOTAL
---------------------------------                                      ----------  ----------  ----------
Revenue ............................................................   $       6   $     216   $     222
Amortization of patents ............................................         126         274         400
Interest income ....................................................         148          67         215
Realized gain on investments .......................................          37          --          37
Loss from operations before income taxes and minority interests ....       1,520       5,213       6,733
Non-cash stock compensation charges ................................          --         140         140
Segment assets .....................................................      42,098      46,810      88,908
Investment in affiliate, at cost ...................................         252          --         252
Purchase of property and equipment .................................           2          22          24

                                                                         ACACIA
                                                                      TECHNOLOGIES COMBIMATRIX
Three Months Ended March 31, 2002                                        GROUP       GROUP       TOTAL
---------------------------------                                      ----------  ----------  ----------
Revenue ............................................................   $      --   $     249   $     249
Amortization of patents ............................................         465          99         564
Other income .......................................................          78          --          78
Interest income ....................................................         153         250         403
Interest expense ...................................................          --          60          60
Realized losses on investments .....................................         553          --         553
Unrealized losses on investments ...................................         322          --         322
Loss from operations before income taxes and minority interests ....       2,907       6,024       8,931
Non-cash stock compensation charges ................................          10       1,412       1,422
Segment assets .....................................................      55,772      42,936      98,708
Investment in affiliate, at cost ...................................       3,000          --       3,000
Purchase of property and equipment .................................         101          83         184

          Segment information excludes discontinued operations related to Soundbreak.com as of and for the three months ended March 31, 2003 and 2002. Total assets related to discontinued operations totaled $2,600,000 and $3,940,000 at March 31, 2003 and 2002, respectively.


6.       CONSOLIDATING FINANCIAL INFORMATION

         Presented below is consolidating financial information reflecting the businesses of the CombiMatrix group and the Acacia Technologies group. Earnings attributable to each group has been determined in accordance with accounting principles generally accepted in the United States.

         AR-CombiMatrix stock and AR-Acacia Technologies stock are intended to reflect the separate performance of the respective division of Acacia Research Corporation. The CombiMatrix group and the Acacia Technologies group are not separate legal entities. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, holders of AR-CombiMatrix stock and AR-Acacia Technologies stock continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets that Acacia Research Corporation attributes to one of the groups could be subject to the liabilities of the other group. The group financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and taken together, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of the groups reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the groups include the accounts or assets of Acacia Research Corporation specifically attributed to the groups and were prepared using amounts included in Acacia Research Corporation's consolidated financial statements.

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

CONSOLIDATING STATEMENT OF FINANCIAL POSITION AT MARCH 31, 2003 (IN THOUSANDS)

                                                                      ACACIA
                                                                   TECHNOLOGIES     COMBIMATRIX
                                                                       GROUP            GROUP        ELIMINATIONS     CONSOLIDATED
                                                                  --------------   --------------   --------------   --------------
                                     ASSETS

Current assets:
     Cash and cash equivalents ................................   $      37,097    $       2,965    $          --    $      40,062
     Short-term investments ...................................              --            9,605               --            9,605
     Accounts receivable ......................................              11              266               --              277
     Prepaid expenses, other receivables and other assets .....             993              625               --            1,618
     Receivable from CombiMatrix group ........................             225               --             (225)              --
                                                                  --------------   --------------   --------------   --------------

            Total current assets ..............................          38,326           13,461             (225)          51,562

Property and equipment, net of accumulated depreciation .......             147            3,465               --            3,612
Investment in affiliate, at cost ..............................             252               --               --              252
Patents, net of accumulated amortization ......................           3,942           10,938               --           14,880
Goodwill, net of accumulated amortization .....................           1,834           18,859               --           20,693
Other assets ..................................................             197               87               --              284
                                                                  --------------   --------------   --------------   --------------

                                                                  $      44,698    $      46,810    $        (225)   $      91,283
                                                                  ==============   ==============   ==============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, accrued expenses and other .............   $       2,129    $       2,361    $          --    $       4,490
     Current portion of deferred revenues .....................           1,536           10,647               --           12,183
     Payable to Acacia Technologies group .....................              --              225             (225)              --
                                                                  --------------   --------------   --------------   --------------

            Total current liabilities .........................           3,665           13,233             (225)          16,673

Deferred income taxes .........................................           1,119            2,350               --            3,469
                                                                  --------------   --------------   --------------   --------------

            Total liabilities .................................           4,784           15,583             (225)          20,142
                                                                  --------------   --------------   --------------   --------------

Minority interests ............................................           1,142              677               --            1,819
                                                                  --------------   --------------   --------------   --------------

Stockholders' equity:
     AR - Acacia Technologies stock ...........................          38,772               --               --           38,772
     AR - CombiMatrix stock ...................................              --           30,550               --           30,550
                                                                  --------------   --------------   --------------   --------------

            Total stockholders' equity ........................          38,772           30,550               --           69,322
                                                                  --------------   --------------   --------------   --------------

                                                                  $      44,698    $      46,810    $        (225)   $      91,283
                                                                  ==============   ==============   ==============   ==============



CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 (IN THOUSANDS)

                                                                      ACACIA
                                                                   TECHNOLOGIES     COMBIMATRIX      ELIMINATIONS/
                                                                       GROUP            GROUP      RECLASSIFICATIONS  CONSOLIDATED
                                                                  --------------   --------------   --------------   --------------

Revenues:
    License fee income ........................................   $           6    $          --    $          --    $           6
    Product revenue ...........................................              --              209               --              209
    Grant revenue .............................................              --                7               --                7
                                                                  --------------   --------------   --------------   --------------

    Total revenues ............................................               6              216               --              222
                                                                  --------------   --------------   --------------   --------------

Operating expenses:
    Cost of sales .............................................              --               77               --               77
    Research and development expenses .........................              --            2,335               --            2,335
    Non-cash stock compensation expense - research and
      development .............................................              --                2               --                2
    Marketing, general and administrative expenses ............           1,323            2,670              262            4,255
    Non-cash stock compensation expense - marketing,
      general and administrative ..............................              --              138               --              138
    Legal expenses - patents ..................................             262               --             (262)              --
    Amortization of patents ...................................             126              274               --              400
                                                                  --------------   --------------   --------------   --------------

    Total operating expenses ..................................           1,711            5,496               --            7,207
                                                                  --------------   --------------   --------------   --------------

    Operating loss ............................................          (1,705)          (5,280)              --           (6,985)
                                                                  --------------   --------------   --------------   --------------

Other (expense) income:
    Interest income ...........................................             148               67               --              215
    Realized gains on short-term investments ..................              37               --               --               37
                                                                  --------------   --------------   --------------   --------------

    Total other income ........................................             185               67               --              252
                                                                  --------------   --------------   --------------   --------------

Loss from continuing operations
    before income taxes and minority interests ................          (1,520)          (5,213)              --           (6,733)

Benefit for income taxes ......................................              26               34               --               60
                                                                  --------------   --------------   --------------   --------------

Loss from continuing operations before minority interests .....          (1,494)          (5,179)              --           (6,673)

Minority interests ............................................              --                6               --                6
                                                                  --------------   --------------   --------------   --------------

Net loss ......................................................   $      (1,494)   $      (5,173)   $          --    $      (6,667)
                                                                  ==============   ==============   ==============   ==============


CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2003 (IN THOUSANDS)

                                                                      ACACIA
                                                                   TECHNOLOGIES     COMBIMATRIX
                                                                       GROUP            GROUP        ELIMINATIONS     CONSOLIDATED
                                                                  --------------   --------------   --------------   --------------

Cash flows from operating activities:
   Net loss from continuing operations ........................   $      (1,494)   $      (5,173)   $          --    $      (6,667)
   Adjustments to reconcile net loss from continuing
     operations to net cash used in operating activities:
       Depreciation and amortization ..........................             161              606               --              767
       Minority interests .....................................              --               (6)              --               (6)
       Non-cash stock compensation ............................              --              140               --              140
       Deferred tax benefit ...................................             (36)             (34)              --              (70)
       Other ..................................................              (3)             124               --              121
   Changes in assets and liabilities:
       Accounts receivable, prepaid expenses, other
         receivables and other assets .........................            (229)             133               --              (96)
       Accounts payable, accrued expenses and other ...........            (420)             170               --             (250)
       Deferred revenue .......................................              33            1,475               --            1,508
                                                                  --------------   --------------   --------------   --------------

       Net cash used in operating activities from
         continuing operations ................................          (1,988)          (2,565)              --           (4,553)
       Net cash used in operating activities from
         discontinued operations ..............................             (86)              --               --              (86)
                                                                  --------------   --------------   --------------   --------------
       Net cash used in operating activities ..................          (2,074)          (2,565)              --           (4,639)
                                                                  --------------   --------------   --------------   --------------

Cash flows from investing activities:
       Purchase of property and equipment .....................              (2)             (22)              --              (24)
       Purchase of available-for-sale investments .............              --             (469)              --             (469)
       Sale of available-for-sale investments .................              --            2,462               --            2,462
                                                                  --------------   --------------   --------------   --------------

       Net cash (used in) provided by investing activities from
         continuing operations ................................              (2)           1,971               --            1,969
       Net cash used in investing activities from
         discontinued operations ..............................            (344)              --               --             (344)
                                                                  --------------   --------------   --------------   --------------
       Net cash (used in) provided by investing activities ....            (346)           1,971               --            1,625
                                                                  --------------   --------------   --------------   --------------

 Cash flows from financing activities:
       Net cash attributed to the Acacia Technologies group ...            (275)              --               --             (275)
       Net cash attributed to the CombiMatrix group ...........              --              275               --              275
                                                                  --------------   --------------   --------------   --------------

       Net cash (used in) provided by financing activities ....            (275)             275               --               --
                                                                  --------------   --------------   --------------   --------------

Decrease in cash and cash equivalents .........................          (2,695)            (319)              --           (3,014)
                                                                  --------------   --------------   --------------   --------------

Cash and cash equivalents, beginning ..........................          39,792            3,291               --           43,083
Effect of exchange rate on cash ...............................              --               (7)              --               (7)
                                                                  --------------   --------------   --------------   --------------

Cash and cash equivalents, ending .............................   $      37,097    $       2,965    $          --    $      40,062
                                                                  ==============   ==============   ==============   ==============


CONSOLIDATING STATEMENT OF FINANCIAL POSITION AT DECEMBER 31, 2002 (IN THOUSANDS)

                                                                      ACACIA
                                                                   TECHNOLOGIES     COMBIMATRIX
                                                                       GROUP            GROUP        ELIMINATIONS     CONSOLIDATED
                                                                  --------------   --------------   --------------   --------------
                                     ASSETS

Current assets:
     Cash and cash equivalents ................................   $      39,792    $       3,291    $          --    $      43,083
     Short-term investments ...................................              --           11,605               --           11,605
     Accounts receivable ......................................              --              578               --              578
     Prepaid expenses, other receivables and other assets .....             775              446               --            1,221
     Receivable from CombiMatrix group ........................             114               --             (114)              --
                                                                  --------------   --------------   --------------   --------------

            Total current assets ..............................          40,681           15,920             (114)          56,487

Property and equipment, net of accumulated depreciation .......             180            3,895               --            4,075
Investment in affiliate, at cost ..............................             252               --               --              252
Patents, net of accumulated amortization ......................           4,068           11,212               --           15,280
Goodwill, net of accumulated amortization .....................           1,834           18,859               --           20,693
Other assets ..................................................             197               87               --              284
                                                                  --------------   --------------   --------------   --------------

                                                                  $      47,212    $      49,973    $        (114)   $      97,071
                                                                  ==============   ==============   ==============   ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, accrued expenses and other .............   $       2,524    $       2,302    $          --    $       4,826
     Current portion of deferred revenues .....................           1,503            9,172               --           10,675
     Payable to Acacia Technologies group .....................              --              114             (114)              --
                                                                  --------------   --------------   --------------   --------------

            Total current liabilities .........................           4,027           11,588             (114)          15,501

Deferred income taxes .........................................           1,156            2,384               --            3,540
                                                                  --------------   --------------   --------------   --------------

            Total liabilities .................................           5,183           13,972             (114)          19,041
                                                                  --------------   --------------   --------------   --------------

Minority interests ............................................           1,487              684               --            2,171
                                                                  --------------   --------------   --------------   --------------

Stockholders' equity:
     AR - Acacia Technologies stock ...........................          40,542               --               --           40,542
     AR - CombiMatrix stock ...................................              --           35,317               --           35,317
                                                                  --------------   --------------   --------------   --------------

            Total stockholders' equity ........................          40,542           35,317               --           75,859
                                                                  --------------   --------------   --------------   --------------

                                                                  $      47,212    $      49,973    $        (114)   $      97,071
                                                                  ==============   ==============   ==============   ==============


CONSOLIDATING STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 (IN THOUSANDS)

                                                                      ACACIA
                                                                   TECHNOLOGIES     COMBIMATRIX
                                                                       GROUP            GROUP        ELIMINATIONS     CONSOLIDATED
                                                                  --------------   --------------   --------------   --------------

Revenues:
    Grant revenue .............................................   $          --    $         249    $          --    $         249
                                                                  --------------   --------------   --------------   --------------

        Total revenues ........................................              --              249               --              249
                                                                  --------------   --------------   --------------   --------------

Operating expenses:
   Research and development expenses ..........................              --            2,668               --            2,668
   Non-cash compensation expense - research and development ...              --              421               --              421
   Marketing, general and administrative expenses .............           1,577            2,284              211            4,072
   Non-cash compensation expense - marketing,
     general and administrative ...............................              10              991               --            1,001
   Legal expenses - patents ...................................             211               --             (211)              --
   Amortization of patents and goodwill .......................             465               99               --              564
                                                                  --------------   --------------   --------------   --------------

  Total operating expenses ....................................           2,263            6,463               --            8,726
                                                                  --------------   --------------   --------------   --------------

  Operating loss ..............................................          (2,263)          (6,214)              --           (8,477)
                                                                  --------------   --------------   --------------   --------------

Other income (expense):

    Interest income ...........................................             153              250               --              403

    Realized losses on short-term investments .................            (553)              --               --             (553)
    Unrealized losses on short-term investments ...............            (322)              --               --             (322)
    Interest expense ..........................................              --              (60)              --              (60)
    Other income ..............................................              78               --               --               78
                                                                  --------------   --------------   --------------   --------------
        Total other income (expense) ..........................            (644)             190               --             (454)
                                                                  --------------   --------------   --------------   --------------

Loss from continuing operations before income
  taxes and minority interests ................................          (2,907)          (6,024)              --           (8,931)

Benefit for income taxes ......................................              29               40               --               69
                                                                  --------------   --------------   --------------   --------------

Loss from continuing operations before minority interests .....          (2,878)          (5,984)              --           (8,862)

Minority interests ............................................              37            2,398               --            2,435
                                                                  --------------   --------------   --------------   --------------

Net loss ......................................................   $      (2,841)   $      (3,586)   $          --    $      (6,427)
                                                                  ==============   ==============   ==============   ==============


CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2002 (IN THOUSANDS)

                                                                      ACACIA
                                                                   TECHNOLOGIES     COMBIMATRIX
                                                                       GROUP            GROUP        ELIMINATIONS     CONSOLIDATED
                                                                  --------------   --------------   --------------   --------------
Cash flows from operating activities:
Net loss from continuing operations ...........................   $      (2,841)   $      (3,586)   $          --    $      (6,427)
Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
    Depreciation and amortization .............................             502              431               --              933
    Minority interests ........................................             (37)          (2,398)              --           (2,435)
    Non-cash stock compensation expense .......................              10            1,412               --            1,422
    Deferred tax benefit ......................................             (35)             (40)              --              (75)
    Net purchases of trading securities .......................          (3,358)              --               --           (3,358)
    Unrealized loss on short-term investments .................             322               --               --              322
    Other .....................................................             (35)              80               --               45
Changes in assets and liabilities:
    Prepaid expenses, other receivables and other assets ......            (673)            (639)             (10)          (1,322)
    Accounts payable, accrued expenses and other ..............            (125)            (970)              10           (1,085)
    Deferred revenues .........................................              --              531               --              531
                                                                  --------------   --------------   --------------   --------------

Net cash used in operating activities from continuing
  operations ..................................................          (6,270)          (5,179)              --          (11,449)
Net cash used in operating activities from discontinued
  operations ..................................................            (254)              --               --             (254)
                                                                  --------------   --------------   --------------   --------------
Net cash used in operating activities .........................          (6,524)          (5,179)              --          (11,703)
                                                                  --------------   --------------   --------------   --------------

Cash flows from investing activities:
  Purchase of property and equipment ..........................             (51)             (83)              --             (134)
  Purchase of available-for-sale investments ..................              --           (4,540)              --           (4,540)
  Sale of available-for-sale investments ......................              --            6,878               --            6,878
  Other .......................................................            (101)              --               --             (101)
                                                                  --------------   --------------   --------------   --------------

Net cash (used in) provided by investing activities ...........            (152)           2,255               --            2,103
                                                                  --------------   --------------   --------------   --------------

Cash flows from financing activities:
Net cash attributed to the Acacia Technologies group ..........             153               --               --              153
Net cash attributed to the CombiMatrix group ..................              --              135               --              135
                                                                  --------------   --------------   --------------   --------------

Net cash provided by financing activities .....................             153              135               --              288
                                                                  --------------   --------------   --------------   --------------

Decrease in cash and cash equivalents .........................          (6,523)          (2,789)              --           (9,312)

Cash and cash equivalents, beginning ..........................          46,859           12,592               --           59,451
Effect of exchange rate on cash ...............................              --              (16)              --              (16)
                                                                  --------------   --------------   --------------   --------------

Cash and cash equivalents, ending .............................   $      40,336    $       9,787    $          --    $      50,123
                                                                  ==============   ==============   ==============   ==============


                                               COMBIMATRIX GROUP
                                  (A Division of Acacia Research Corporation)
                                                BALANCE SHEETS
                                                (In thousands)
                                                  (Unaudited)

                                                                                 MARCH 31,      DECEMBER 31,
                                                                                    2003            2002
                                                                                -------------   -------------
                                       ASSETS

Current assets:
  Cash and cash equivalents .................................................   $      2,965    $      3,291
  Short-term investments ....................................................          9,605          11,605
  Accounts receivable .......................................................            266             578
  Inventories, prepaid expenses and other assets ............................            625             446
                                                                                -------------   -------------

     Total current assets ...................................................         13,461          15,920

Property and equipment, net of accumulated depreciation and amortization ....          3,465           3,895

Patents, net of accumulated amortization ....................................         10,938          11,212
Goodwill, net of accumulated amortization ...................................         18,859          18,859
Other assets ................................................................             87              87
                                                                                -------------   -------------

                                                                                $     46,810    $     49,973
                                                                                =============   =============

                        LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
  Accounts payable, accrued expenses and other ..............................   $      2,361    $      2,302
  Deferred revenues .........................................................         10,647           9,172
  Payable to Acacia Technologies group ......................................            225             114
                                                                                -------------   -------------

     Total current liabilities ..............................................         13,233          11,588

Deferred income taxes .......................................................          2,350           2,384
                                                                                -------------   -------------

     Total liabilities ......................................................         15,583          13,972
                                                                                -------------   -------------

Minority interests ..........................................................            677             684
                                                                                -------------   -------------

Allocated net worth:

  Funds allocated by Acacia Research Corporation ............................        129,692         129,286

  Accumulated net losses ....................................................        (99,142)        (93,969)
                                                                                -------------   -------------

     Total allocated net worth ..............................................         30,550          35,317
                                                                                -------------   -------------

                                                                                $     46,810    $     49,973
                                                                                =============   =============



                  The accompanying notes are an integral part of these financial statements.



                                           COMBIMATRIX GROUP
                              (A Division of Acacia Research Corporation)
                                       STATEMENTS OF OPERATIONS
                                            (In thousands)
                                              (Unaudited)

                                                                       FOR THE THREE MONTHS ENDED
                                                                  -----------------------------------
                                                                   MARCH 31, 2003     MARCH 31, 2002
                                                                  ----------------   ----------------
Revenues:
  Product revenue .............................................   $           209    $            --
  Grant and contract revenue ..................................                 7                249
                                                                  ----------------   ----------------

     Total revenues ...........................................               216                249
                                                                  ----------------   ----------------

Operating expenses:
  Cost of sales ...............................................                77                 --
  Research and development expenses ...........................             2,335              2,668
  Non-cash compensation expense - research and development ....                 2                421
  Marketing, general and administrative expenses ..............             2,670              2,284
  Non-cash compensation expense - marketing, general
    and administrative ........................................               138                991
  Amortization of patents .....................................               274                 99
                                                                  ----------------   ----------------

     Total operating expenses .................................             5,496              6,463
                                                                  ----------------   ----------------

     Operating loss ...........................................            (5,280)            (6,214)
                                                                  ----------------   ----------------
Other income (expense):
  Interest income .............................................                67                250
  Interest expense ............................................                --                (60)
                                                                  ----------------   ----------------

     Total other income .......................................                67                190
                                                                  ----------------   ----------------

Loss from operations before income taxes
  and minority interests ......................................            (5,213)            (6,024)

Benefit for income taxes ......................................                34                 40
                                                                  ----------------   ----------------

Loss from operations before minority interests ................            (5,179)            (5,984)

Minority interests ............................................                 6              2,398
                                                                  ----------------   ----------------

Division net loss .............................................   $        (5,173)   $        (3,586)
                                                                  ================   ================



              The accompanying notes are an integral part of these financial statements.



                                              COMBIMATRIX GROUP
                                 (A Division of Acacia Research Corporation)
                                           STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                 (Unaudited)

                                                                             FOR THE THREE MONTHS ENDED
                                                                         -----------------------------------
                                                                          MARCH 31, 2003     MARCH 31, 2002
                                                                         ----------------   ----------------
Cash flows from operating activities:
 Division net loss from continuing operations ........................   $        (5,173)   $        (3,586)
 Adjustments to reconcile division net loss from continuing
  operations to net cash used in operating activities:
     Depreciation and amortization ...................................               606                431
     Minority interests ..............................................                (6)            (2,398)
     Non-cash stock compensation expense .............................               140              1,412
     Deferred tax benefit ............................................               (34)               (40)
     Other ...........................................................               124                 80
 Changes in assets and liabilities:
     Accounts receivable, prepaid expenses, other receivables and
       other assets ..................................................               133               (639)
     Accounts payable, accrued expenses and other ....................               170               (970)
     Deferred revenues ...............................................             1,475                531
                                                                         ----------------   ----------------
     Net cash used in operating activities of continuing operations ..            (2,565)            (5,179)
                                                                         ----------------   ----------------

 Cash flows from investing activities:
     Purchase of property and equipment ..............................               (22)               (83)
     Purchase of available-for-sale investments ......................              (469)            (4,540)
     Sale of available-for-sale investments ..........................             2,462              6,878
                                                                         ----------------   ----------------
     Net cash provided by investing activities .......................             1,971              2,255
                                                                         ----------------   ----------------

Cash flows from financing activities:
     Net cash flows attributed to the CombiMatrix group ..............               275                135
                                                                         ----------------   ----------------

  Decrease in cash and cash equivalents ..............................              (319)            (2,789)
                                                                         ----------------   ----------------

  Cash and cash equivalents, beginning ...............................             3,291             12,592
  Effect of exchange rate on cash ....................................                (7)               (16)
                                                                         ----------------   ----------------

  Cash and cash equivalents, ending ..................................   $         2,965    $         9,787
                                                                         ================   ================



                  The accompanying notes are an integral part of these financial statements.

                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         DESCRIPTION OF BUSINESS. The CombiMatrix group, a division of Acacia Research Corporation, is intended to reflect the performance of Acacia Research Corporation's wholly owned subsidiary, CombiMatrix Corporation, and CombiMatrix Corporation's majority-owned subsidiaries, Advanced Material Sciences, Inc. ("Advanced Material Sciences") and CombiMatrix K.K. (the "KK"), as well as the assets, liabilities and related transactions of Acacia Research Corporation attributed to the CombiMatrix group. The CombiMatrix group's core technology opportunity in the life sciences sector has been primarily developed through CombiMatrix Corporation which is a life sciences technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip (referred to as active biochips or microarrays). This proprietary technology has applications relating to genomic and proteomic research, biological and chemical detection and combinatorial chemistry markets. CombiMatrix Corporation's majority-owned subsidiary, Advanced Material Sciences, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences.

         On December 11, 2002, Acacia Research Corporation's stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby Acacia Research Corporation created two new classes of common stock called Acacia Research-CombiMatrix stock ("AR-CombiMatrix stock") and Acacia Research-Acacia Technologies stock ("AR-Acacia Technologies stock"), and divided Acacia Research Corporation's existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation's Acacia Technologies group. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation's CombiMatrix group.

         BASIS OF PRESENTATION. The unaudited interim CombiMatrix group financial statements as of March 31, 2003, and for the three months ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the CombiMatrix group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2002.

         The CombiMatrix group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of its financial position as of March 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

         AR-CombiMatrix stock is intended to reflect the separate performance of the respective division of Acacia Research Corporation. The CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock are stockholders of Acacia Research Corporation. As a result, holders of AR-CombiMatrix stock are subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets that Acacia Research Corporation attributes to the CombiMatrix group could be subject to the liabilities of the Acacia Technologies group.

         The CombiMatrix group financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and taken together with the Acacia Technologies group financial statements, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of the CombiMatrix group reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the CombiMatrix group include the accounts or assets of Acacia Research Corporation specifically attributed to the CombiMatrix group and were prepared using amounts included in Acacia Research Corporation's consolidated financial statements.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         STOCK-BASED COMPENSATION. Compensation cost of stock options issued to employees of Acacia Research Corporation is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and related interpretations. As a result of the recapitalization transaction discussed earlier, in future periods, stock compensation expense, if any, resulting from the issuance of AR-CombiMatrix stock will generally be allocated to the CombiMatrix group.

         Stock option and related option plan information is omitted from the CombiMatrix group footnotes because AR-CombiMatrix stock is part of the capital structure of Acacia Research Corporation. The CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock continue to be stockholders of Acacia Research Corporation. This presentation reflects the fact that the CombiMatrix group does not have legally issued common or preferred stock and Acacia Research Corporation AR-CombiMatrix stock transactions are not legal transactions of the CombiMatrix group. Refer to the Acacia Research Corporation consolidated financial statements for disclosures regarding Acacia Research Corporation's stock option plans.

         EARNINGS PER SHARE. Earnings per share information is omitted from the CombiMatrix group statements of operations because AR-CombiMatrix stock is part of the capital structure of Acacia Research Corporation. The CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock continue to be stockholders of Acacia Research Corporation. This presentation reflects the fact that the CombiMatrix group does not have legally issued common or preferred stock and Acacia Research Corporation AR-CombiMatrix stock transactions are not legal transactions of the CombiMatrix group. Refer to the Acacia Research Corporation consolidated financial statements for earnings per share information for Acacia Research Corporation's classes of stock, computed using the two-class method in accordance with SFAS No. 128 "Earnings per Share."


3.       RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2003, the CombiMatrix group adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the CombiMatrix group's financial position or results of operations.

         On January 1, 2003, the CombiMatrix group adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," ("FIN 45") an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the CombiMatrix group's financial position or results of operations.

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


4.       GOODWILL AND INTANGIBLES

         Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which provides that goodwill is no longer subject to amortization. Instead, goodwill is subject to a periodic review for potential impairment that must occur at least annually at a reporting unit level. As of January 1, 2002, the date of adoption of the standard, the CombiMatrix group had unamortized goodwill in the amount of $2,851,000. In 2002, the CombiMatrix group performed a transitional goodwill impairment assessment and a year end goodwill impairment assessment and determined that there was no impairment of goodwill. The fair value of the CombiMatrix group reporting unit was estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         The CombiMatrix group had $18,859,000 of goodwill at March 31, 2003 and December 31, 2002 (net of $1,312,000 of accumulated amortization).

         The CombiMatrix group's only identifiable intangible assets are patents. The gross carrying amount and accumulated amortization related to acquired intangible assets as of March 31, 2003 and December 31, 2002 and related patent amortization expense for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

                                      MARCH 31, 2003  DECEMBER 31, 2002
                                      --------------   --------------

Gross carrying amount - patents ...   $      12,095    $      12,095
Accumulated amortization ..........          (1,157)            (883)
                                      --------------   --------------
Patents, net ......................   $      10,938    $      11,212
                                      ==============   ==============

                                         FOR THE THREE MONTHS ENDED
                                      -------------------------------
                                      MARCH 31, 2003   MARCH 31, 2002
                                      --------------   --------------

Patent amortization expense .......   $         274    $          99
                                      ==============   ==============


         Annual aggregate amortization expense for each of the next five years through December 31, 2007 is estimated to be $1,095,000 per year.

         At March 31, 2003 and December 31, 2002, all of the CombiMatrix group's acquired intangible assets other than goodwill were subject to amortization.

5.       SUBSEQUENT EVENTS

         In the second quarter of 2003, CombiMatrix Corporation entered into a multi-year strategic alliance with Toppan Printing Corporation to develop and manufacture microarrays utilizing the CombiMatrix group's proprietary electrochemical detection approach. Under the terms of the agreement, Toppan will pay CombiMatrix Corporation an upfront fee of $1,000,000 and additional development and milestones payments. CombiMatrix Corporation and Toppan will co-develop semiconductor microarrays for applications in life science research and development as well as diagnostics.


                                  ACACIA TECHNOLOGIES GROUP
                         (A Division of Acacia Research Corporation)
                                        BALANCE SHEETS
                                        (In thousands)
                                         (Unaudited)

                                                                 MARCH 31,      DECEMBER 31,
                                                                   2003             2002
                                                               -------------   -------------
                             ASSETS

Current assets:
  Cash and cash equivalents ................................   $     37,097    $     39,792
  Prepaid expenses, other receivables and other assets .....          1,004             775
  Receivable from CombiMatrix group ........................            225             114
                                                               -------------   -------------

     Total current assets ..................................         38,326          40,681

Property and equipment, net of accumulated depreciation ....            147             180

Investment in affiliate, at cost ...........................            252             252
Patents, net of accumulated amortization ...................          3,942           4,068
Goodwill, net of accumulated amortization ..................          1,834           1,834
Other assets ...............................................            197             197
                                                               -------------   -------------

                                                               $     44,698    $     47,212
                                                               =============   =============

             LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
  Accounts payable, accrued expenses and other .............   $      2,129    $      2,524
  Deferred revenues ........................................          1,536           1,503
                                                               -------------   -------------

     Total current liabilities .............................          3,665           4,027

Deferred income taxes ......................................          1,119           1,156
                                                               -------------   -------------

     Total liabilities .....................................          4,784           5,183
                                                               -------------   -------------

Minority interests .........................................          1,142           1,487
                                                               -------------   -------------

Allocated net worth:

  Funds allocated by Acacia Research Corporation ...........        105,281         105,557

  Accumulated net losses ...................................        (66,509)        (65,015)
                                                               -------------   -------------

     Total allocated net worth .............................         38,772          40,542
                                                               -------------   -------------

                                                               $     44,698    $     47,212
                                                               =============   =============


          The accompanying notes are an integral part of these financial statements.



                                  ACACIA TECHNOLOGIES GROUP
                         (A Division of Acacia Research Corporation)
                                   STATEMENTS OF OPERATIONS
                                        (In thousands)
                                         (Unaudited)

                                                             FOR THE THREE MONTHS ENDED
                                                         -----------------------------------
                                                          MARCH 31, 2003     MARCH 31, 2002
                                                         ----------------   ----------------
Revenues:
  License fee income .................................   $             6    $            --
                                                         ----------------   ----------------

     Total revenues ..................................                 6                 --
                                                         ----------------   ----------------

Operating expenses:
  Marketing, general and administrative expenses .....             1,323              1,577
  Non-cash stock compensation - marketing, general and
     administrative ..................................                --                 10
  Legal expenses - patents ...........................               262                211
  Amortization of patents ............................               126                465
                                                         ----------------   ----------------

     Total operating expenses ........................             1,711              2,263
                                                         ----------------   ----------------

     Operating loss ..................................            (1,705)            (2,263)
                                                         ----------------   ----------------

     Other income (expense):
       Interest income ...............................               148                153
       Realized gains (losses) on short-term
         investments..................................                37               (553)
       Unrealized losses on short-term investments ...                --               (322)
       Other income ..................................                --                 78
                                                         ----------------   ----------------

     Total other income (expenses) ...................               185               (644)
                                                         ----------------   ----------------

Loss from continuing operations before
  income taxes and minority interests ................            (1,520)            (2,907)

Benefit for income taxes .............................                26                 29
                                                         ----------------   ----------------

Loss from continuing operations before
  minority interests .................................            (1,494)            (2,878)

Minority interests ...................................                --                 37
                                                         ----------------   ----------------

Division net loss ....................................   $        (1,494)   $        (2,841)
                                                         ================   ================



          The accompanying notes are an integral part of these financial statements.



                                          ACACIA TECHNOLOGIES GROUP
                                 (A Division of Acacia Research Corporation)
                                           STATEMENTS OF CASH FLOWS
                                                (In thousands)
                                                 (Unaudited)

                                                                             FOR THE THREE MONTHS ENDED
                                                                       -------------------------------------
                                                                        MARCH 31, 2003      MARCH 31, 2002
                                                                       -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Division net loss from continuing operations ......................   $         (1,494)   $         (2,841)
 Adjustments to reconcile division net loss from continuing
  operations to net cash used in operating activities:
     Depreciation and amortization .................................                161                 502
     Minority interests ............................................                 --                 (37)
     Non-cash stock compensation ...................................                 --                  10
     Deferred tax benefit ..........................................                (36)                (35)
     Net purchases of trading securities ...........................                 --              (3,358)
     Unrealized losses on short-term investments ...................                 --                 322
     Other .........................................................                 (3)                (35)
Changes in assets and liabilities:
     Prepaid expenses, other receivables and other assets ..........               (229)               (673)
     Accounts payable, accrued expenses and other ..................               (420)               (125)
     Deferred revenues .............................................                 33                  --
                                                                       -----------------   -----------------

     Net cash used in operating activities from
       continuing operations .......................................             (1,988)             (6,270)
     Net cash used in operating activities from
       discontinued operations .....................................                (86)               (254)
                                                                       -----------------   -----------------
     Net cash used in operating activities .........................             (2,074)             (6,524)
                                                                       -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ............................                 (2)                (51)
     Other .........................................................                 --                (101)
                                                                       -----------------   -----------------

     Net cash used in investing activities from
       continuing operations .......................................                 (2)               (152)
     Net cash used in investing activities from
       discontinued operations .....................................               (344)                 --
                                                                       -----------------   -----------------
     Net cash used in investing activities .........................               (346)               (152)
                                                                       -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net cash flows attributed to the Acacia Technologies group ....               (275)                153
                                                                       -----------------   -----------------

  Decrease in cash and cash equivalents ............................             (2,695)             (6,523)
                                                                       -----------------   -----------------

  Cash and cash equivalents, beginning .............................             39,792              46,859
                                                                       -----------------   -----------------

  Cash and cash equivalents, ending ................................   $         37,097    $         40,336
                                                                       =================   =================


          The accompanying notes are an integral part of these financial statements.


                            ACACIA TECHNOLOGIES GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         DESCRIPTION OF BUSINESS. The Acacia Technologies group, a division of Acacia Research Corporation, is primarily comprised of Acacia Research Corporation's interests in two wholly owned media technologies subsidiaries: (1) Acacia Media Technologies Corporation, ("Acacia Media Technologies") a Delaware corporation and (2) Soundview Technologies, Inc., ("Soundview Technologies") a Delaware corporation, and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the Acacia Technologies group.

          The Acacia Technologies group owns patented digital media transmission ("DMT") technology enabling the digitization, encryption, storage, transmission, receipt and playback of digital content. The DMT technology is protected by five U.S. and seventeen international patents. The DMT technology is utilized by a variety of companies, including cable companies, hotel in-room entertainment companies, Internet movie companies, Internet music companies, on-line adult entertainment companies, on-line learning companies and other companies that stream audio or audio/video content. Acacia Technologies group's digital media transmission patent portfolio expires in 2011 in the U.S. and in 2012 in international markets. The Acacia Technologies group also owns patented technology known as the V-chip. The V-chip was adopted by the manufacturers of televisions sold in the U.S. to provide blocking of certain programming based upon its content rating code, in compliance with the Telecommunications Act of 1996. The V-chip technology is protected by U.S. Patent No. 4,554,584, which expires in July 2003.

         On December 11, 2002, Acacia Research Corporation's stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby Acacia Research Corporation created two new classes of common stock called Acacia Research-CombiMatrix stock ("AR-CombiMatrix stock") and Acacia Research-Acacia Technologies stock ("AR-Acacia Technologies stock"), and divided Acacia Research Corporation's existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation's Acacia Technologies group. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation's CombiMatrix group.

         BASIS OF PRESENTATION. The unaudited interim Acacia Technologies group financial statements as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the Acacia Technologies group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2002.

         The Acacia Technologies group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of its financial position as of March 31, 2003, and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         STOCK-BASED COMPENSATION. Compensation cost of stock options issued to employees of Acacia Research Corporation is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and related interpretations. As a result of the recapitalization transaction discussed earlier, in future periods, stock compensation expense, if any, resulting from the issuance of AR-Acacia Technologies stock will generally be allocated to the Acacia Technologies group.

         Stock option and related option plan information is omitted from the Acacia Technologies group footnotes because AR-Acacia Technologies stock is part of the capital structure of Acacia Research Corporation. The Acacia Technologies group is not a separate legal entity. Holders of AR-Acacia Technologies stock continue to be stockholders of Acacia Research Corporation. This presentation reflects the fact that the Acacia Technologies group does not have legally issued common or preferred stock and Acacia Research Corporation AR-Acacia Technologies stock transactions are not legal transactions of the Acacia Technologies group. Refer to the Acacia Research Corporation consolidated financial statements for disclosures regarding Acacia Research Corporation's stock option plans.

         EARNINGS PER SHARE. Earnings per share information is omitted from the Acacia Technologies group statements of operations because AR-Acacia Technologies stock is part of the capital structure of Acacia Research Corporation. The Acacia Technologies group is not a separate legal entity. Holders of AR-Acacia Technologies stock continue to be stockholders of Acacia Research Corporation. This presentation reflects the fact that the Acacia Technologies group does not have legally issued common or preferred stock and Acacia Research Corporation AR-Acacia Technologies stock transactions are not legal transactions of the Acacia Technologies group. Refer to the Acacia Research Corporation consolidated financial statements for earnings per share information for Acacia Research Corporation's classes of stock, computed using the two-class method in accordance with SFAS No. 128 "Earnings per Share."


3.       RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2003, the Acacia Technologies group adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on the Acacia Technologies group's financial position or results of operations.

         On January 1, 2003, the Acacia Technologies group adopted FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," ("FIN 45") an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Acacia Technologies group's financial position or results of operations.

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


4.       GOODWILL AND INTANGIBLES


         Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which provides that goodwill is no longer subject to amortization. Instead, goodwill is subject to a periodic review for potential impairment that must occur at least annually at a reporting unit level. As of January 1, 2002, the date of adoption of the standard, the Acacia Technologies group had unamortized goodwill in the amount of $1,776,000. In 2002, the Acacia Technologies group performed a transitional goodwill impairment assessment and a year end goodwill impairment assessment and determined that there was no impairment of goodwill. The fair value of the Acacia Technologies group reporting unit was estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         The Acacia Technologies group had $1,834,000 of goodwill at March 31, 2003 and December 31, 2002 (net of $2,258,000 of accumulated amortization).

          The Acacia Technologies group's only identifiable intangible assets are patents. The gross carrying amount and accumulated amortization related to acquired intangible assets as of March 31, 2003 and December 31, 2002 and related patent amortization expense for the three months ended March 31, 2003 and 2002 are as follows (in thousands):

                                      MARCH 31, 2003  DECEMBER 31, 2002
                                      --------------   --------------

Gross carrying amount - patents ...   $      10,798    $      10,798
Accumulated amortization ..........          (6,856)          (6,730)
                                      --------------   --------------
Patents, net ......................   $       3,942    $       4,068
                                      ==============   ==============

                                        FOR THE THREE MONTHS ENDED
                                      -------------------------------
                                      MARCH 31, 2003   MARCH 31, 2002
                                      --------------   --------------

Patent amortization expense........   $         126    $         465
                                      ==============   ==============

         Annual aggregate amortization expense for each of the next five years through December 31, 2007 is estimated to be $500,000 per year.

         At March 31, 2003 and December 31, 2002, all of the Acacia Technologies group's acquired intangible assets other than goodwill were subject to amortization.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY STATEMENT

         You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2002 and our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 7, 2002, as amended, that discuss our business in greater detail.

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


OVERVIEW

         As used in this Form 10-Q, "we," "us" and "our" refer to Acacia Research Corporation and its subsidiary companies.

         Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

         The following discussion is based primarily on our unaudited consolidated balance sheet as of March 31, 2003 and on our unaudited consolidated statement of operations for the period from January 1, 2003 to March 31, 2003. The discussion compares the activities for the three months ended March 31, 2003 to the activities for the three months ended March 31, 2002. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

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

COMBIMATRIX GROUP

    o During the first quarter of 2003, the CombiMatrix group's financial condition and results of operations were highlighted by the CombiMatrix KK's sale and installation of a genomics microarray synthesizer system to Keio University of Japan. In addition, CombiMatrix KK received an advance payment from the Nihon Gene Research Laboratory of Japan for the sale of a genomics microarray synthesizer system. The installation of this system is expected to be completed during the third quarter of 2003. Total consideration received by CombiMatrix KK from these genomic microarray synthesizer system sales and related microarray products and services to existing customers totaled $487,000, $216,000 of which was recognized as revenues during the first quarter of 2003 and $271,000 of which were recorded as deferred revenues as of March 31, 2003. Also during the first quarter 2003, the CombiMatrix group received $1,739,000 in milestone payments pursuant to its license, research and development agreements with Roche. All milestone payments received from Roche to date have been recorded as deferred revenues.


ACACIA TECHNOLOGIES GROUP

    o To date, the Acacia Technologies group has entered into 21 license agreements for its DMT technology. The Acacia Technologies group's DMT license agreements provide for recurring license fee payments to be made by the respective licensees over the term of the license.

    o In February 2003, Acacia Media Technologies initiated DMT patent infringement litigation in the Federal District Court for the Central District of California against approximately 40 defendants who provide digital content over the Internet.

    o The Acacia Technologies group's patent on the V-chip technology expires in July 2003. Depending on the outcome of ongoing licensing efforts and related infringement actions, the Acacia Technologies group may, however, continue to collect license fees on televisions sold in the United States during the patent term, subsequent to the July 2003 patent expiration date. The Acacia Technologies group is marketing its DMT technology and is from time to time may acquire other technologies. Acacia Technologies group's digital media transmission patent portfolio expires in 2011 in the U.S. and in 2012 in international markets. If we do not succeed in acquiring additional technologies or are unable to successfully commercially license our existing and future technologies, our financial condition may be adversely impacted.


ACACIA RESEARCH CORPORATION CONSOLIDATED
RESULTS OF OPERATIONS (IN THOUSANDS)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                  -------------------------------
                                                                                  March 31, 2003   March 31, 2002
                                                                                  --------------   --------------

Net revenues ..................................................................   $         222    $         249
Cost of sales .................................................................             (77)              --
Research and development expenses .............................................          (2,335)          (2,668)
Non-cash stock compensation expense - research and development ................              (2)            (421)
Marketing, general and administrative expenses ................................          (4,255)          (4,072)
Non-cash stock compensation expense - marketing, general and administrative ...            (138)          (1,001)
Amortization of patents .......................................................            (400)            (564)
Other income (expenses), net ..................................................             252             (454)
Benefit for income taxes ......................................................              60               69
Minority interests ............................................................               6            2,435
                                                                                  --------------   --------------
Net loss ......................................................................   $      (6,667)   $      (6,427)
                                                                                  ==============   ==============

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002

REVENUES

         LICENSE FEE INCOME. During the three months ended March 31, 2003, license fee revenues were $6,000, as compared to zero during the three months ended March 31, 2002. First quarter 2003 revenues relate solely to DMT technology license fees which the Acacia Technologies group began to recognize in the first quarter of 2003. Under the terms of the respective DMT license Agreement with each individual licensee, the Acacia Technologies group granted a one-year non-exclusive license for the use of its patented DMT technology in exchange for an annual license fee. Prepaid license fee payments received are amortized to revenue over the license term.

         PRODUCT REVENUES AND COST OF SALES. During the three months ended March 31, 2003, product revenues were $209,000, as compared to zero during the three months ended March 31, 2002, with related cost of sales of $77,000 and zero for the same periods, respectively. Product revenues and cost of sales were recognized by the CombiMatrix group's Japanese subsidiary from the sale of a genomics microarray synthesizer and related microarray products and services to Japanese research institutions.

         GRANT AND CONTRACT REVENUE. During the three months ended March 31, 2003, grant and contract revenues were $7,000, as compared to $249,000 during the three months ended March 31, 2002. Contract revenues recognized during 2003 relate to ongoing contract maintenance and service revenues earned by CombiMatrix KK, which were zero in the comparable 2002 period. There were no grant revenues recognized during the three months ended March 31, 2003. During the comparable period in 2002, grant and contract revenues included $91,000 from CombiMatrix Corporation's performance under its Phase I Small Business Innovative Research, or SBIR, Department of Defense contract, $141,000 in one-time contract research and development revenues and $17,000 in grant revenues related to performance under its Phase I National Institutes of Health, or NIH, grant. The SBIR Department of Defense and NIH grants were completed during the third quarter of 2002.


OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT EXPENSES. During the three months ended March 31, 2003, research and development expenses were $2.3 million, as compared to $2.7 million during the three months ended March 31, 2002. The CombiMatrix group's research and development activities continue to be driven primarily by ongoing performance obligations under the product commercialization phase of its license, research and development agreements with Roche. These activities include costs associated with direct labor, supplies and materials, development of prototype microarrays and instruments and the use of outside consultants for certain engineering efforts. Due to the achievement of several significant milestones during the third and fourth quarters of 2002, these research and development activities decreased during the first quarter of 2003 as compared to the same period in 2002. The CombiMatrix group expects its research and development expenses to be volatile and could increase in future periods as additional milestones are achieved for both existing and future contract research and development agreements.

          MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended March 31, 2003, marketing, general and administrative expenses were $4.3 million, as compared to $4.1 million during the three months ended March 31, 2002. The increase was due primarily to an increase in CombiMatrix Corporation's rent and utilities expenses as a result of the increase in occupancy of its headquarters in Mukilteo, Washington, an increase in CombiMatrix group severance-related expenses, and an increase in expenses related to Acacia Technologies group's ongoing DMT patent marketing and commercialization efforts, including increased personnel, consulting, research and engineering costs. The increase was partially offset by a decrease in legal and accounting related expenses related to the recapitalization and merger transactions consummated in December 2002.


         NON-CASH STOCK COMPENSATION EXPENSE.

                  RESEARCH AND DEVELOPMENT. During the three months ended March 31, 2003, research and development related non-cash stock compensation charges, all of which relate to the CombiMatrix group, were $2,000, as compared to $421,000 during the three months ended March 31, 2002.

                  MARKETING, GENERAL AND ADMINISTRATIVE. During the three months ended March 31, 2003, marketing, general and administrative non-cash stock compensation charges, primarily related to the CombiMatrix group, were $138,000, as compared to $1.0 million during the three months ended March 31, 2002.

                  The decrease in non-cash stock compensation charges related to research and development and marketing, general and administrative related expenses is primarily due to the accelerated method of amortization utilized pursuant to Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"), which results in higher amounts of amortization in the early vesting periods. Total non-cash stock compensation amortization expense is net of $743,000 and $724,000 in stock compensation expense reversals related to the forfeiture of certain unvested stock options during the three months ended March 31, 2003 and 2002, respectively.

         AMORTIZATION OF PATENTS. During the three months ended March 31, 2003, amortization of patents was $400,000, as compared to $564,000 during the three months ended March 31, 2002. The increase is due to the December 13, 2002 step acquisition of CombiMatrix Corporation by Acacia Research Corporation, which resulted in the recognition of additional core technology patent valued at $5.3 million. As a result, Acacia Research Corporation will record additional amortization expense of approximately $755,000 on an annual basis (over the economic useful life of approximately 7 years), related to the core technology patent intangible asset identified in connection with the application of the purchase method of accounting. The increase was offset by a reduction in patent amortization expense due to V-chip technology related patent costs and other intangibles that were fully amortized during 2002.


OTHER INCOME (EXPENSES), NET

         OTHER INCOME (EXPENSES), NET. During the three months ended March 31, 2003, other income, net was $252,000, as compared to $454,000 in other expenses, net during the three months ended March 31, 2002. The significant components of other income (expense) were as follows:

                  INTEREST INCOME.  During the three months ended March
31, 2003, interest income was $215,000, as compared to $403,000 during the three months ended March 31, 2002. The decrease was primarily due to a decrease in average cash balances related to net operating cash outflows and the impact of a decrease in interest rates on our short-term investments resulting from interest rate cuts by the Federal Open Market Committee and other external economic factors negatively impacting rates of return on short-term investments occurring during 2002 and continuing in 2003.

                  REALIZED AND UNREALIZED LOSSES ON SHORT-TERM INVESTMENTS. During the three months ended March 31, 2003, net realized gains on investments was $37,000, as compared to net realized losses on investments of $553,000. During the three months ended March 31, 2003, net unrealized losses on investments was zero, as compared to net unrealized losses on investments of $322,000 during the three months ended March 31, 2002. The decrease is due to an overall reduction in investments classified as trading securities.


         MINORITY INTERESTS. During the three months ended March 31, 2003, minority interests in the losses of consolidated subsidiaries was $6,000, as compared to $2.4 million during the three months ended March 31, 2002. Minority interests recorded during the three months ended March 31, 2002 relate primarily to our majority ownership interest in CombiMatrix Corporation during 2002. As a result of our merger with CombiMatrix Corporation in December 2002, which increased our ownership interest to 100%, we no longer record minority interests related to our investment in CombiMatrix Corporation.

INFLATION

         Inflation has not had a significant impact on Acacia Research Corporation.

LIQUIDITY AND CAPITAL RESOURCES


         Acacia Research Corporation's consolidated cash and cash equivalents and short-term investments totaled $49.7 million at March 31, 2003, as compared to $54.7 million at December 31, 2002.


         We have no commitments for capital expenditures. Our minimum rental commitments on operating leases related to continuing operations total $10.0 million through December 2007. We have no committed lines of credit or other committed funding or long-term debt. Management believes that our cash and cash equivalent and short term investments, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet our cash requirements for the foreseeable future.

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

RECENT ACCOUNTING PRONOUNCEMENTS


         Refer to Note 4 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.


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

      DISCUSSION OF SEGMENTS' OPERATIONS, FINANCIAL RESOURCES AND LIQUIDITY

             COMBIMATRIX GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)


         YOU SHOULD READ THIS DISCUSSION IN CONJUNCTION WITH THE COMBIMATRIX GROUP FINANCIAL STATEMENTS AND RELATED NOTES AND THE ACACIA RESEARCH CORPORATION CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES, BOTH INCLUDED ELSEWHERE HEREIN. HISTORICAL RESULTS AND PERCENTAGE RELATIONSHIPS ARE NOT NECESSARILY INDICATIVE OF OPERATING RESULTS FOR ANY FUTURE PERIODS.

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


         During the first quarter of 2003, the CombiMatrix group's financial condition and results of operations were highlighted by the CombiMatrix KK's sale and installation of a genomics microarray synthesizer system to Keio University of Japan. In addition, CombiMatrix KK received an advance payment from the Nihon Gene Research Laboratory of Japan for the sale of a genomics microarray synthesizer system. The installation of this system is expected to be completed during the third quarter of 2003. Total consideration received by CombiMatrix KK from these genomic microarray synthesizer system sales and related microarray products and services to existing customers totaled $487,000, $216,000 of which was recognized as revenues and $271,000 of which were recorded as deferred revenues as of March 31, 2003. Also during the first quarter of 2003, the CombiMatrix group received $1,739,000 in milestone payments pursuant to its license, research and development agreements with Roche. All milestone payments received from Roche to date have been recorded as deferred revenues.

COMBIMATRIX GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
RESULTS OF OPERATIONS (IN THOUSANDS)

                                                                         FOR THE THREE MONTHS ENDED
                                                                      -------------------------------
                                                                      March 31, 2003   MARCH 31, 2002
                                                                      --------------   --------------

Product revenue ...................................................   $         209    $          --
Grant and contract revenue ........................................               7              249
Cost of sales .....................................................             (77)              --
Research and development expenses .................................          (2,335)          (2,668)
Non-cash stock compensation expenses - research and development ...              (2)            (421)
Marketing, general and administrative expenses ....................          (2,670)          (2,284)
Non-cash stock compensation expenses - marketing, general and
   administrative .................................................            (138)            (991)
Amortization of patents ...........................................            (274)             (99)
Other income, net .................................................              67              190
Benefit for income taxes ..........................................              34               40
Minority interests ................................................               6            2,398
                                                                      --------------   --------------
Division net loss .................................................   $      (5,173)   $      (3,586)
                                                                      ==============   ==============


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002

         PRODUCT REVENUES AND COST OF SALES. During the three months ended March 31, 2003, product revenues were $209,000, as compared to zero during the three months ended March 31, 2002, with related cost of sales of $77,000 and zero for the same periods, respectively. Product revenues and cost of sales were recognized by CombiMatrix KK from the sale of a genomics microarray synthesizer and related microarray products and services to Japanese research institutions.

         GRANT AND CONTRACT REVENUES. During the three months ended March 31, 2003, grant and contract revenues were $7,000, as compared to $249,000 during the three months ended March 31, 2002. Contract revenues recognized during 2003 relate to ongoing contract maintenance and service revenues earned by CombiMatrix KK, which were zero in the comparable 2002 period. There were no grant revenues recognized during the three months ended March 31, 2003. During the comparable period in 2002, grant and contract revenues included $91,000 from CombiMatrix Corporation's performance under its Phase I Small Business Innovative Research, or SBIR, Department of Defense contract, $141,000 in one-time contract research and development revenues and $17,000 in grant revenues related to performance under its Phase I NIH grant. The SBIR Department of Defense and NIH grants were completed in the third quarter of 2002.

         RESEARCH AND DEVELOPMENT EXPENSES. During the three months ended March 31, 2003, research and development expenses were $2.3 million, as compared to $2.7 million during the three months ended March 31, 2002. The CombiMatrix group's research and development activities continue to be driven primarily by ongoing performance obligations under the product commercialization phase of its license, research and development agreements with Roche. These activities include costs associated with direct labor, supplies and materials, development of prototype microarrays and instruments and the use of outside consultants for certain engineering efforts. Due to the achievement of several significant milestones during the third and fourth quarters of 2002, these research and development activities decreased during the first quarter of 2003 as compared to the same period in 2002. The CombiMatrix group expects that its research and development activities will be volatile and could increase in future periods as additional milestones are achieved for both existing and future contract research and development agreements. Since July 2001, most of the CombiMatrix group's research and development efforts have been driven by obligations under its agreements with Roche. These projects include development of production microarray instrumentation and hardware, improved microarray synthesis techniques, development of higher density microarrays and the development of a robust manufacturing process for its microarray platform. These projects are expected to continue into 2005 as determined by the timelines specified in the agreements.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended March 31, 2003, marketing, general and administrative expenses were $2.7 million, as compared to $2.3 million during the three months ended March 31, 2002. This increase was due primarily to an increase in CombiMatrix Corporation's rent and utilities expenses as a result of the increase in occupancy of its headquarters in Mukilteo, Washington, as well as severance-related expenses incurred during the first quarter of 2003 that were not incurred in the comparable 2002 period.

         NON-CASH STOCK COMPENSATION EXPENSE.

                  RESEARCH AND DEVELOPMENT. For the three months ended March 31, 2003, research and development related non-cash stock compensation charges were $2,000, as compared to $421,000 during the three months ended March 31, 2002.

                  MARKETING, GENERAL AND ADMINISTRATIVE. For the three months ended March 31, 2003, marketing, general and administrative related non-cash stock compensation charges were $138,000, as compared to $991,000 during the three months ended March 31, 2002.

                  The decrease in non-cash stock compensation charges related to research and development and marketing, general and administrative expenses is primarily due to the accelerated method of amortization utilized by the CombiMatrix group pursuant to FIN No. 28, which results in higher amounts of amortization in the early vesting periods. The CombiMatrix group's total non-cash stock compensation amortization expense is net of $743,000 and $724,000 in stock compensation expense reversals related to the forfeiture of certain unvested stock options during the three months ended March 31, 2003 and 2002, respectively.

         AMORTIZATION OF PATENTS. During the three months ended March 31, 2003, amortization of patents was $274,000, as compared to $99,000 during the three months ended March 31, 2002. The increase in patent amortization was due to the December 13, 2002 step acquisition of CombiMatrix Corporation by Acacia Research Corporation, which resulted in the recognition of additional core technology patent valued at $5.3 million which was allocated to the CombiMatrix group. As a result, the CombiMatrix group will record additional amortization expense of approximately $755,000 on an annual basis (over the economic useful life of approximately 7 years), related to the core technology patent intangible asset identified in connection with the application of the purchase method of accounting.

         OTHER INCOME, NET. During the three months ended March 31, 2003, other income, net was $67,000, as compared to $190,000 during the three months ended March 31, 2002. Other income, net is comprised of the following:

                  INTEREST INCOME. During the three months ended March 31, 2003, interest income was $67,000, as compared to $250,000 during the three months ended March 31, 2002. The decrease was due primarily to lower average cash and cash equivalents balances and short-term investments during the first quarter of 2003, as compared to the same period in 2002, as well as lower market interest rates earned on the CombiMatrix group's cash and investments.

                  INTEREST EXPENSE. During the three months ended March 31, 2003, interest expense was zero, as compared to $60,000 during the three months ended March 31, 2002. Interest expense relates to CombiMatrix Corporation's capital lease obligation with a financial institution, which was executed in September 2001. In November 2002, the remaining balance of this obligation was repaid in full. As a result, no interest expense charges were incurred during the first quarter of 2003.

         MINORITY INTERESTS. During the three months ended March 31, 2003, minority interests in the net losses of the CombiMatrix group were $6,000, as compared to $2.4 million during the three months ended March 31, 2002. As a result of Acacia Research Corporation's merger with CombiMatrix Corporation in December 2002, which increased Acacia Research Corporation's ownership interest to 100%, the CombiMatrix group no longer records minority interests related to Acacia Research Corporation's investment in CombiMatrix Corporation, resulting in the overall decrease in minority interests recognized during the first quarter of 2003, as compared to the same period in 2002.

INFLATION

         Inflation has not had a significant impact on the CombiMatrix group.


LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2003 and December 31, 2002, cash and cash equivalents and short-term investments totaled $12.6 million and $14.9 million, respectively.

         CombiMatrix group's rental expenses, including its share of the common area maintenance and operating expenses, are approximately $185,000 per month (excluding any allocated rent expense) at its headquarters and research facilities in Mukilteo, Washington. That amount increases over time, subject to acceleration based on actual usage of the premises, to approximately $200,000 per month by mid 2006 through 2008. The CombiMatrix group has no long-term debt or commitments for capital expenditures. The CombiMatrix group is required to pay Nanogen $500,000 in September 2003, representing the second and final installment of the $1.0 million cash payment due to Nanogen in accordance with the September 30, 2002 settlement agreement entered into between CombiMatrix Corporation, Dr. Don Montgomery and Nanogen.


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

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 3 to the CombiMatrix group financial statements included elsewhere herein.

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

         At March 31, 2003 and December 31, 2002, the CombiMatrix group had certain assets and liabilities denominated in Japanese Yen as a result of forming CombiMatrix KK. However, due to the relative insignificance of those amounts, the CombiMatrix group does not believe that it has significant exposure to foreign currency exchange rate risks. The CombiMatrix group currently does not use derivative financial instruments to mitigate this exposure. The CombiMatrix group continues to review this and may begin hedging certain foreign exchange risks through the use of currency forwards or options in future periods.

         ACACIA TECHNOLOGIES GROUP MANAGEMENT'S DISCUSSION AND ANALYSIS
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)

         YOU SHOULD READ THIS DISCUSSION IN CONJUNCTION WITH THE ACACIA TECHNOLOGIES GROUP FINANCIAL STATEMENTS AND RELATED NOTES AND THE ACACIA RESEARCH CORPORATION CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES, BOTH INCLUDED ELSEWHERE HEREIN. HISTORICAL RESULTS AND PERCENTAGE RELATIONSHIPS ARE NOT NECESSARILY INDICATIVE OF OPERATING RESULTS FOR ANY FUTURE PERIODS.


GENERAL

         The Acacia Technologies group, a division of Acacia Research Corporation, is comprised primarily of Acacia Research Corporation's wholly owned media technology subsidiaries, Acacia Media Technologies and Soundview Technologies and also includes all other related corporate assets and liabilities and related transactions of Acacia Research Corporation that are attributed to its media technology businesses.

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

         The Acacia Technologies group owns and is developing a portfolio of U.S. and international pioneering patents covering the transmission and receipt of digital content. These transmission and receiving systems are commonly referred to as audio-on-demand, video-on-demand, and audio/video streaming. The Acacia Technologies group's patented proprietary digital media transmission technology is referred to as "DMT" technology. The Acacia Technologies group also owns a patent for a system that screens television content by content rating code, commonly referred to as V-chip technology. The system, which uses the audio and video blanking interval in conjunction with rating codes which are transmitted with television programming, was approved by the Federal Communication Commission or FCC and adopted by television manufacturers as the industry standard in response to the U.S. Telecommunications Act of 1996. The Acacia Technologies group is responsible for the development, licensing and protection of its intellectual property and proprietary technologies. The Acacia Technologies group continues to pursue both licensing and strategic business alliances with leading companies in the rapidly growing media technologies industry.

         To date, the Acacia Technologies group has entered into 21 license agreements for its DMT technology. The Acacia Technologies group's DMT license agreements generally provide for recurring license fee payments to be made by the respective licensees over the term of the license.

         In February 2003, Acacia Media Technologies initiated DMT patent infringement litigation in the Federal District Court for the Central District of California against approximately 40 defendants who provide digital content over the Internet. All of the defendants were previously notified of their infringing activity.

         The Acacia Technologies group's patent on the V-chip technology expires in July 2003. However, depending on the outcome of ongoing licensing efforts and related infringement actions, the Acacia Technologies group may continue to collect license fees on televisions sold in the United States during the patent term, subsequent to the July 2003 patent expiration date. The Acacia Technologies group is marketing its DMT technology and is looking to acquire other technologies. Acacia Technologies group's digital media transmission patent portfolio expires in 2011 in the U.S. and in 2012 in international markets. If we do not succeed in acquiring such technologies or are unable to successfully commercially license our existing and future technologies, our financial condition may be adversely impacted.

ACACIA TECHNOLOGIES GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
RESULTS OF OPERATIONS (IN THOUSANDS)

                                                         FOR THE THREE MONTHS ENDED
                                                      -------------------------------
                                                      MARCH 31, 2003   MARCH 31, 2002
                                                      --------------   --------------
Net revenues ......................................   $           6    $          --
Marketing, general and administrative expenses ....          (1,323)          (1,577)
Non-cash stock compensation expenses - marketing,
   general and administrative .....................              --              (10)
Legal expenses - patents ..........................            (262)            (211)
Amortization of patents ...........................            (126)            (465)
Other income (expenses), net ......................             185             (644)
Benefit for income taxes ..........................              26               29
Minority interests ................................              --               37
                                                      --------------   --------------
Division net loss .................................   $      (1,494)   $      (2,841)
                                                      ==============   ==============


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002

REVENUES

         LICENSE FEE INCOME. During the three months ended March 31, 2003, license fee revenues were $6,000, as compared to zero during the three months ended March 31, 2002. First quarter 2003 revenues relate solely to DMT technology license fees which the Acacia Technologies group began to recognize in the first quarter of 2003. Under the terms of the respective DMT license Agreement with each individual licensee, the Acacia Technologies group granted a one-year non-exclusive license for the use of its patented DMT technology in exchange for an annual license fee. Prepaid license fee payments received are amortized to revenue over the license term.


OPERATING EXPENSES

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended March 31, 2003, marketing, general and administrative expenses were $1.3 million, as compared to $1.6 million during the three months ended March 31, 2002. The decrease is due primarily to a reduction in legal and accounting related expenses related to the recapitalization and merger transactions consummated in December 2002, offset by an increase in Acacia Technologies group's ongoing patent marketing and commercialization efforts, including increased personnel, consulting, research and engineering costs.

         LEGAL EXPENSES - PATENTS. During the three months ended March 31, 2003, patent related legal expenses were $262,000, as compared to $211,000 during the three months ended March 31, 2002. Patent related legal expenses in both periods relates to legal fees incurred in connection with the Acacia Technologies group's ongoing DMT patent marketing and commercialization efforts, including patent claims construction, patent prosecution and related research costs.


OTHER INCOME (EXPENSES), NET

         OTHER INCOME (EXPENSES), NET. During the three months ended March 31, 2003, other income, net was $185,000, as compared to $644,000 in net other expenses during the three months ended March 31, 2002. The significant components of other income (expenses) were as follows:

                  INTEREST INCOME. During the three months ended March 31, 2003, interest income was $148,000, as compared to $153,000 during the three months ended March 31, 2002. The decrease was primarily due to a decrease in average cash balances related to net operating cash outflows and the impact of a decrease in interest rates on our short-term investments resulting from interest rate cuts by the Federal Open Market Committee and other external economic factors negatively impacting rates of return on short-term investments occurring during 2002 and continuing during 2003.

                  REALIZED AND UNREALIZED LOSSES ON SHORT-TERM INVESTMENTS. During the three months ended March 31, 2003, net realized gains on investments were $37,000, as compared to net realized losses on investments of $553,000. During the three months ended March 31, 2003, net unrealized losses on investments were zero, as compared to net unrealized losses on investments of $322,000 during the three months ended March 31, 2002. The decrease is due to an overall reduction in investments classified as trading securities.

INFLATION

         Inflation has not had a significant impact on Acacia Research Corporation.

LIQUIDITY AND CAPITAL RESOURCES

         The Acacia Technologies group's cash and cash equivalents totaled $37.1 million at March 31, 2003, as compared to $39.8 million at December 31, 2002.

         The Acacia Technologies group has no commitments for capital expenditures. The Acacia Technologies group's minimum rental commitments on operating leases related to continuing operations total $1.3 million through December 2007. The Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. Management believes that the Acacia Technologies group's cash and cash equivalent and short term investments, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

          Refer to Note 3 to the Acacia Technologies group financial statements included elsewhere herein.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         We have sustained substantial losses since our inception resulting in an accumulated deficit, as of March 31 ,2003, of $165.7 million (including a reclassification of accumulated deficit in the amount of $21.7 million to permanent capital representing the fair value of the ten percent (10%) stock dividend paid in 2001) on a consolidated basis. We may never become profitable or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

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

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

         As of March 31, 2003, we had cash and short-term investments of $49.7 million on our consolidated financial statements.

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

         During the three months ended March 31, 2003 and the fiscal year ended December 31, 2002, we had operating losses of approximately $7.0 million and $80.3 million, respectively, and net losses of approximately $6.7 million and $59.0 million, respectively. If we continue to incur operating losses, we may not have enough money to expand our business and our subsidiary companies' businesses in the future.

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

         Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock are stockholders of a single company, Acacia Research Corporation. The CombiMatrix group and the Acacia Technologies group are not separate legal entities. As a result, stockholders will continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of our businesses, assets and liabilities. The issuance of the AR-CombiMatrix stock and the AR-Acacia Technologies stock and the allocation of assets and liabilities and stockholders' equity between the CombiMatrix group and the Acacia Technologies group did not result in a distribution or spin-off to stockholders of any of our assets or liabilities and did not affect ownership of our assets or responsibility for our liabilities or those of our subsidiaries. The assets we attribute to one group could be subject to the liabilities of the other group, whether such liabilities arise from lawsuits, contracts or indebtedness that we attribute to the other group. If we are unable to satisfy one group's liabilities out of the assets we attribute to it, we may be required to satisfy those liabilities with assets we have attributed to the other group.

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

         As of March 21, 2003, our executive officers, directors and their affiliates beneficially owned approximately 8.0% of the outstanding AR-CombiMatrix stock and 13.0% of the outstanding AR-Acacia Technologies stock.

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

INVESTORS MAY NOT VALUE THE AR-COMBIMATRIX STOCK AND THE AR-ACACIA TECHNOLOGIES STOCK BASED ON GROUP FINANCIAL INFORMATION AND POLICIES.

         We cannot assure you that investors will value the AR-CombiMatrix stock and the AR-Acacia Technologies stock based on the reported financial results and prospects of the separate groups or the dividend policies established by our board of directors with respect to those groups. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock will continue to be common stockholders of Acacia Research Corporation subject to all the risks associated with an investment in Acacia Research Corporation as a whole. Additionally, the separate stockholder rights related to each group are limited and relate to events that may never occur, such as dividend and liquidation rights and the disposition of all or substantially all of the assets of a group. Accordingly, investors may discount the value of AR-CombiMatrix stock and AR-Acacia Technologies stock because both groups are part of a common enterprise rather than a stand-alone entity and each class of stock has limited separate stockholder rights.

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

                     RISKS RELATING TO THE COMBIMATRIX GROUP

         The risk factors beginning on this page discuss risks relating to the CombiMatrix group. Because each holder of AR-CombiMatrix stock is a holder of the common stock of one company, Acacia Research Corporation, the risks associated with the Acacia Technologies group could affect the AR-CombiMatrix stock. As such, we also urge you to read carefully the section "Risks Relating to the Acacia Technologies Group" beginning on page 57.

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

                 RISKS RELATING TO THE ACACIA TECHNOLOGIES GROUP

         The risk factors beginning on this page discuss risks relating to the Acacia Technologies group. Because each holder of AR-Acacia Technologies stock is a holder of the common stock of one company, Acacia Research Corporation, and the risks associated with the CombiMatrix group could affect the AR-Acacia Technologies stock. As such, we also urge you to read carefully the section "Risks Relating to the CombiMatrix Group" beginning on page 52.

THE V-CHIP TECHNOLOGY PATENT HELD BY THE ACACIA TECHNOLOGIES GROUP WILL EXPIRE IN JULY 2003, AND IF THE GROUP DOES NOT DEVELOP OTHER RECURRING SOURCES OF REVENUE, ITS FINANCIAL CONDITION WILL BE ADVERSELY IMPACTED.

         The Acacia Technologies group, and Acacia Research Corporation as a whole, has generated substantially all of its revenues to date from licensing the patented V-chip technology to television manufacturers. The Acacia Technologies group's patent on the V-chip technology will expire in July 2003. The Acacia Technologies group will not be able to collect royalties for televisions containing V-chip technology sold after the expiration of that patent, but it may still collect revenues from the sale of such televisions in the U.S. before that date. The Acacia Technologies group is beginning to market its digital media transmission technology and is developing other technologies and products. The eventual licensing and sale of these technologies is intended to replace the revenue currently being generated by licensing its V-chip technology. If the Acacia Technologies group does not succeed in developing such technologies or is unable to commercially license its existing and future technologies, its financial condition will be adversely impacted.

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

THE ACACIA TECHNOLOGIES GROUP FACES INTENSE COMPETITION, AND WE CANNOT ASSURE YOU THAT IT WILL BE SUCCESSFUL.

         The Acacia Technologies group believes that Soundview Technologies' V-chip technology is protected by enforceable patent rights. Other companies, however, may develop competing technologies that offer better or less expensive alternatives to those offered by Soundview Technologies. Additionally, the V-chip technology patent will expire in July 2003, and the Acacia Technologies Group will not be able to collect royalties for televisions containing V-chip technology sold after that date. Furthermore, many potential competitors, including television manufacturers, have significantly greater resources than we do.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to the caption "Quantitative and Qualitative Disclosures About Market Risk" on pages 35, 39 and 42.

         The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2003, all of our investments were in money market funds, high-grade corporate bonds, and U.S. government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $40,000 decrease in the fair value of our available-for-sale securities as of March 31, 2003.


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

         In August 2002, Soundview Technologies filed a federal patent infringement lawsuit against seventeen television manufacturers in the United States District Court for the District of Nevada. In this lawsuit, Soundview alleges that television sets fitted with V-chips and sold in the United States infringe Soundview Technologies' patent. As a result of the summary judgment ruling in the case before the United States District Court for the District of Connecticut, in October 2002, Soundview Technologies voluntarily filed to dismiss, without prejudice, the Nevada infringement lawsuit. By voluntarily dismissing this lawsuit, Soundview Technologies will be able to refile the action in the event that a favorable final decision is reached with respect to the issue of infringement in the Connecticut lawsuit.

         In February 2003, Acacia Media Technologies initiated DMT patent infringement litigation in the Federal District Court for the Central District of California against approximately 40 defendants who provide digital content over the Internet. All of the defendants were previously notified of our belief that their conduct infringes on our patent rights.


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


(b) Reports on Form 8-K

         On February 28, 2003, Acacia filed a Current Report on Form 8-K to report results for the fourth quarter and fiscal year end of 2002.

         On April 29, 2003, Acacia filed a Current Report on Form 8-K to report results for the first quarter of 2003.

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


                                         ACACIA RESEARCH CORPORATION


                                         By:      /S/  Paul R. Ryan
                                              ----------------------------------
                                              Paul R. Ryan
                                              Chief Executive Officer
                                              (Authorized Signatory)


                                         By:      /S/  Clayton J. Haynes
                                              ----------------------------------
                                              Clayton J. Haynes
                                              Chief Financial Officer /Treasurer
                                              (Principal Financial Officer)

Date:   May 9, 2003

                                  CERTIFICATION
                                  -------------

I, Paul Ryan, certify that:

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



Date:  May 9, 2003



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





Date: May 9, 2003



                                                  /S/  Clayton J. Haynes
                                              ----------------------------------
                                              Clayton J. Haynes
                                              Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            EXHIBIT
------            -------



99.1 Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Paul R. Ryan




99.2 Certification pursuant to 18 U.S.C Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Clayton J. Haynes