Form 10-Q
period 2003-06-30
ACACIA RESEARCH CORP
filed 2003-08-12
CIK 934549

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003


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


         As of August 8, 2003, 19,640,808 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of August 8, 2003, 25,911,402 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.


================================================================================

                           ACACIA RESEARCH CORPORATION
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION


         Item 1. Financial Statements

                 Acacia Research Corporation Consolidated Financial Statements

                 Consolidated Balance Sheets as of June 30, 2003 and
                 December 31, 2002 (Unaudited)..............................   1

                 Consolidated Statements of Operations and Comprehensive
                 Loss for the Three Months and Six Months Ended June
                 30, 2003 and 2002 (Unaudited)..............................   2

                 Consolidated Statements of Cash Flows for the Six
                 Months Ended June 30, 2003 and 2002 (Unaudited)............   3

                 Notes to Consolidated Financial Statements.................   4


                 *CombiMatrix Group Financial Statements

                 Balance Sheets as of June 30, 2003 and December
                 31, 2002 (Unaudited).......................................  14

                 Statements of Operations for the Three Months and Six
                 Months Ended June 30, 2003 and 2002 (Unaudited)............  15

                 Statements of Cash Flows for the Six Months Ended
                 June 30, 2003 and 2002 (Unaudited).........................  16

                 Notes to Financial Statements..............................  17


                 *Acacia Technologies Group Financial Statements

                 Balance Sheets as of June 30, 2003 and December 31, 2002
                 (Unaudited)................................................  21

                 Statements of Operations for the Three Months and Six
                 Months Ended June 30, 2003 and 2002 (Unaudited)............  22

                 Statements of Cash Flows for the Six Months Ended
                 June 30, 2003 and 2002 (Unaudited).........................  23

                 Notes to Financial Statements..............................  24


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................  27

         Item 3. Quantitative and Qualitative Disclosures About Market
                 Risk.......................................................  61

         Item 4. Controls and Procedures....................................  61

PART II. OTHER INFORMATION


         Item 1. Legal Proceedings..........................................  62

         Item 2. Changes in Securities and Use of Proceeds..................  62

         Item 4. Submission of Matters to a Vote of Security Holders........  63

         Item 5. Other Matters..............................................  63

         Item 6. Exhibits and Reports on Form 8-K...........................  65


SIGNATURES..................................................................  66

EXHIBIT INDEX ..............................................................  67


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

                           ACACIA RESEARCH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)
                                   (Unaudited)

                                                                                    JUNE 30,   DECEMBER 31,
                                                                                      2003         2002
                                                                                   ----------   ----------

                                     ASSETS

Current assets:
     Cash and cash equivalents .................................................   $  41,138    $  43,083
     Short-term investments ....................................................      13,965       11,605
     Accounts receivable .......................................................         334          578
     Prepaid expenses, inventory, and other assets .............................       1,445        1,221
                                                                                   ----------   ----------
              Total current assets .............................................      56,882       56,487

Property and equipment, net of accumulated depreciation ........................       3,310        4,075
Patents, net of accumulated amortization of $8,412  (2003) and $7,613 (2002) ...      14,481       15,280
Goodwill, net of accumulated amortization of $3,570 (2003) and (2002) ..........      20,635       20,693
Other assets ...................................................................         331          536
                                                                                   ----------   ----------

                                                                                   $  95,639    $  97,071
                                                                                   ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, accrued expenses and other ..............................   $   4,149    $   4,826
     Current portion of deferred revenues ......................................      17,360       10,675
                                                                                   ----------   ----------
              Total current liabilities ........................................      21,509       15,501

Deferred income taxes ..........................................................       3,399        3,540
Deferred revenues, net of current portion ......................................         750           --
                                                                                   ----------   ----------
              Total liabilities ................................................      25,658       19,041
                                                                                   ----------   ----------

Minority interests .............................................................       1,784        2,171
                                                                                   ----------   ----------

Stockholders' equity:
     Preferred stock
          Acacia Research Corporation, par value $0.001 per share;
            10,000,000 shares authorized; no shares issued or outstanding ......          --           --
     Common stock
          Acacia Research - Acacia Technologies stock, par value
            $0.001 per share; 50,000,000 shares authorized;
            19,640,808 shares issued and outstanding as of June
            30, 2003 and December 31, 2002 .....................................          20           20
          Acacia Research - CombiMatrix stock, par value $0.001 per
            share; 50,000,000 shares authorized;  25,401,688 and
            22,964,779 shares issued and outstanding as of June
            30, 2003 and December 31, 2002, respectively .......................          25           23
     Additional paid-in capital ................................................     242,615      238,826
     Deferred stock compensation ...............................................      (2,016)      (4,023)
     Accumulated comprehensive loss ............................................         (21)          (2)
     Accumulated deficit .......................................................    (172,426)    (158,985)
                                                                                   ----------   ----------
              Total stockholders' equity .......................................      68,197       75,859
                                                                                   ----------   ----------
                                                                                   $  95,639    $  97,071
                                                                                   ==========   ==========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                            1

                                               ACACIA RESEARCH CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (In thousands, except share and per share information)
                                                       (Unaudited)

                                                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     -----------------------------   -----------------------------
                                                                     JUNE 30, 2003   JUNE 30, 2002   JUNE 30, 2003   JUNE 30, 2002
                                                                     -------------   -------------   -------------   -------------
Revenues:
     License fee income ..........................................   $         19    $         --    $         25    $         --
     Product revenue .............................................             --             274             209             274
     Grant and contract revenue ..................................              6             164              13             413
                                                                     -------------   -------------   -------------   -------------
         Total revenues ..........................................             25             438             247             687
                                                                     -------------   -------------   -------------   -------------
Operating expenses:
     Cost of sales ...............................................             --             253              77             253
     Research and development expenses ...........................          2,158           5,026           4,493           7,694
     Non-cash stock compensation expense - research
       and development ...........................................            280             692             282           1,113
     Marketing, general and administrative expenses ..............          3,552           5,516           7,807           9,587
     Non-cash stock compensation expense - marketing,
       general and administrative ................................            496           1,451             634           2,453
     Amortization of patents .....................................            399             564             799           1,128
                                                                     -------------   -------------   -------------   -------------
          Total operating expenses ...............................          6,885          13,502          14,092          22,228
                                                                     -------------   -------------   -------------   -------------
          Operating loss .........................................         (6,860)        (13,064)        (13,845)        (21,541)
                                                                     -------------   -------------   -------------   -------------
Other (expense) income :
     Interest income .............................................            177             293             392             700
     Realized gains (losses) on short-term investments ...........             25            (930)             62          (1,483)
     Unrealized losses on short-term investments .................             --            (156)             --            (477)
     Interest expense ............................................             --             (57)             --            (121)
     Other (expense) income ......................................           (206)             34            (206)            112
                                                                     -------------   -------------   -------------   -------------
          Total other (expense) income ...........................             (4)           (816)            248          (1,269)
                                                                     -------------   -------------   -------------   -------------
Loss from operations before income taxes and minority interests ..         (6,864)        (13,880)        (13,597)        (22,810)
Benefit for income taxes .........................................             66              75             126             144
                                                                     -------------   -------------   -------------   -------------
Loss from operations before minority interests ...................         (6,798)        (13,805)        (13,471)        (22,666)
Minority interests ...............................................             24           4,104              30           6,539
                                                                     -------------   -------------   -------------   -------------
Net loss .........................................................         (6,774)         (9,701)        (13,441)        (16,127)
     Unrealized (losses) gains on short-term investments .........             (7)             47             (15)            (48)
     Unrealized gains (losses) on foreign currency translation ...              3              62              (4)             53
                                                                     -------------   -------------   -------------   -------------
Comprehensive loss ...............................................   $     (6,778)   $     (9,592)   $    (13,460)   $    (16,122)
                                                                     =============   =============   =============   =============
Loss per common share:
Attributable to the Acacia Technologies group:
     Net loss ....................................................   $     (1,577)   $     (3,806)   $     (3,071)   $     (6,645)
          Basic and diluted per share ............................          (0.08)          (0.19)          (0.16)          (0.34)
Attributable to the CombiMatrix group:
     Net loss ....................................................   $     (5,197)   $     (5,895)   $    (10,370)   $     (9,482)
          Basic and diluted per share ............................          (0.21)          (0.26)          (0.44)          (0.41)
Weighted average shares - basic and diluted:
     Acacia Research - Acacia Technologies stock .................     19,640,808      19,640,808      19,640,808      19,640,808
                                                                     =============   =============   =============   =============
     Acacia Research - CombiMatrix stock .........................     24,183,340      22,950,551      23,586,624      22,950,551
                                                                     =============   =============   =============   =============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                ACACIA RESEARCH CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                          -------------------------------
                                                                           JUNE 30, 2003    JUNE 30, 2002
                                                                          --------------   --------------
Cash flows from operating activities:
     Net loss from operations .........................................   $     (13,441)   $     (16,127)
     Adjustments to reconcile net loss from operations
       to net cash used in operating activities:
          Depreciation and amortization ...............................           1,540            1,873
          Minority interests ..........................................             (30)          (6,539)
          Non-cash stock compensation .................................             916            3,566
          Deferred tax benefit ........................................            (141)            (150)
          Net sales of trading securities .............................              --            3,133
          Unrealized losses on short-term investments .................              --              477
          Other .......................................................             306              113
     Changes in assets and liabilities:
          Accounts receivable .........................................             244             (946)
          Prepaid expenses, inventory, and other assets ...............            (168)            (618)
          Accounts payable, accrued expenses and other ................            (448)             360
          Deferred revenues ...........................................           7,435            1,648
                                                                          --------------   --------------
          Net cash used in operating activities from
            continuing operations .....................................          (3,787)         (13,210)
          Net cash used in operating activities from
            discontinued operations ...................................            (229)            (415)
                                                                          --------------   --------------
          Net cash used in operating activities .......................          (4,016)         (13,625)
                                                                          --------------   --------------
Cash flows from investing activities:
          Purchase of property and equipment, net .....................             (72)            (437)
          Purchase of available-for-sale investments ..................         (11,383)          (5,158)
          Sale of available-for-sale investments ......................           9,011            9,877
          Other .......................................................              --             (100)
                                                                          --------------   --------------
          Net cash (used in) provided by investing activities
            from continuing operations ................................          (2,444)           4,182
          Net cash used in investing activities from
            discontinued operations ...................................            (356)              (4)
                                                                          --------------   --------------
          Net cash (used in) provided by investing activities .........          (2,800)           4,178
                                                                          --------------   --------------
Cash flows from financing activities:
          Proceeds from sale of common stock, net of issuance costs ...           4,875               --
          Proceeds from the exercise of stock options and warrants ....              --              214
          Capital contributions from minority shareholders
            of subsidiaries, net of issuance costs ....................              --              300
          Capital distributions to minority shareholders of
             subsidiaries, net of issuance costs ......................              --             (430)
          Repayment of capital lease obligation .......................              --             (456)
          Other .......................................................              --              (11)
                                                                          --------------   --------------

          Net cash provided by (used in) financing activities .........           4,875             (383)
                                                                          --------------   --------------

Effect of exchange rate on cash .......................................              (4)              91
                                                                          --------------   --------------

Decrease in cash and cash equivalents .................................          (1,945)          (9,739)

Cash and cash equivalents, beginning ..................................          43,083           59,451
                                                                          --------------   --------------

Cash and cash equivalents, ending .....................................   $      41,138    $      49,712
                                                                          ==============   ==============

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

         The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of our financial position as of June 30, 2003 and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

         Acacia Research Corporation develops, acquires and licenses enabling technologies for the life sciences and media technologies sectors, which comprise the two business groups of Acacia Research Corporation.

         Our life sciences business, referred to as the "CombiMatrix group," is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's subsidiaries, Advanced Material Sciences, Inc. ("Advanced Material Sciences") and CombiMatrix K.K. Our core technology opportunity in the life sciences sector has been developed by CombiMatrix Corporation. CombiMatrix Corporation is a life sciences technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip. This proprietary technology has significant applications relating to genomic and proteomic research. This technology also enables the design and synthesis of nucleic acids as potential therapeutics. Advanced Material Sciences, a development stage company, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences. CombiMatrix K.K., an indirect wholly-owned Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix Corporation's active biochip system with academic, pharmaceutical and biotechnology organizations in the Asian market.

          Our media technologies business, referred to as "Acacia Technologies group," is primarily comprised of Acacia Research Corporation's interests in two wholly owned media technologies subsidiaries: (1) Acacia Media Technologies Corporation and (2) Soundview Technologies, Inc. The Acacia Technologies group owns patented digital media transmission ("DMT") technology enabling the digitization, encryption, storage, transmission, receipt and playback of digital content. The DMT technology is protected by five U.S. and seventeen international patents. The DMT technology is utilized by a variety of companies, including cable companies, hotel in-room entertainment companies, Internet movie companies, Internet music companies, on-line adult entertainment companies, on-line learning companies and other companies that stream audio or audio/video content. The Acacia Technologies group's U.S. DMT patents expire in 2011 and its international DMT patents expire in 2012. The Acacia Technologies group also owns technology known as the V-chip. The V-chip was adopted by manufacturers of televisions sold in the United States to provide blocking of certain programming based upon its content rating code, in compliance with the Telecommunications Act of 1996. The V-chip technology was protected by U.S. Patent No. 4,554,584, which expired in July 2003.

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


         SEPARATE GROUP FINANCIAL STATEMENT PRESENTATION. AR-CombiMatrix stock and AR-Acacia Technologies stock are intended to reflect the separate performance of the respective division of Acacia Research Corporation. The CombiMatrix group and the Acacia Technologies group are not separate legal entities. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, holders of AR-CombiMatrix stock and AR-Acacia Technologies stock continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets that Acacia Research Corporation attributes to one of the groups could be subject to the liabilities of the other group. The group financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and taken together, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of the groups reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the groups include the accounts or assets of Acacia Research Corporation specifically attributed to the groups and were prepared using amounts included in Acacia Research Corporation's consolidated financial statements.

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

         License fee income is recognized as revenue when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured. Generally, under the terms of the respective DMT license agreements with individual licensees, the Acacia Technologies group grants a one-year non-exclusive license for the use of its patented DMT technology in exchange for an annual license fee. Prepaid license fee payments received at the inception of the license term are deferred and amortized to revenue over the license term.

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

         Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Deferred revenues related to payments received under multiple element arrangements, prepaid license fees and other advances totaled $18,110,000 at June 30, 2003. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria as described above are met.

         STOCK-BASED COMPENSATION. At June 30, 2003, Acacia Research Corporation has two stock-based employee compensation plans. Compensation cost of stock options issued to employees is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is generally deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). We have adopted the disclosure only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") with respect to options issued to employees. Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by SFAS No. 123 and related interpretations.

         The following tables illustrate the effect on net loss and loss per share if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

                                                                    AR-ACACIA TECHNOLOGIES STOCK        AR-COMBIMATRIX STOCK
                                                                   -----------------------------   -------------------------------
                                                                         THREE MONTHS ENDED              THREE MONTHS ENDED
                                                                   -----------------------------   -------------------------------
                                                                   JUNE 30, 2003   JUNE 30, 2002   JUNE 30, 2003    JUNE 30, 2002
                                                                   -------------   -------------   --------------   --------------
Loss from continuing operations as reported ....................   $     (1,577)   $     (3,806)   $      (5,197)   $      (5,895)
Add:  Stock-based compensation, intrinsic value method
   reported in net income, net of tax and minority interests ...             --               8              752            1,228
Deduct:  Pro forma stock-based compensation fair value
   method, net of tax and minority interests ...................           (945)         (1,212)          (2,363)          (1,888)
Loss from continuing operations, pro forma .....................         (2,522)         (5,010)          (6,808)          (6,555)
Basic loss per share from continuing operations as reported ....          (0.08)          (0.19)           (0.21)           (0.26)
Basic loss per share from continuing operations, pro forma .....          (0.13)          (0.26)           (0.28)           (0.29)
Diluted loss per share from continuing operations as
   reported ....................................................          (0.08)          (0.19)           (0.21)           (0.26)
Diluted loss per share from continuing operations, pro forma ...          (0.13)          (0.26)           (0.28)           (0.29)

                                                                   AR-ACACIA TECHNOLOGIES STOCK         AR-COMBIMATRIX STOCK
                                                                   -----------------------------   -------------------------------
                                                                         SIX MONTHS ENDED                 SIX MONTHS ENDED
                                                                   -----------------------------   -------------------------------
                                                                   JUNE 30, 2003   JUNE 30, 2002   JUNE 30, 2003    JUNE 30, 2002
                                                                   -------------   -------------   --------------   --------------
Loss from continuing operations as reported ....................   $     (3,071)   $     (6,645)   $     (10,370)   $      (9,482)
Add: Stock-based compensation, intrinsic value method
   reported in net income, net of tax and minority interests ...             --              19              821            2,040
Deduct: Pro forma stock-based compensation fair value
   method, net of tax and minority interests ...................         (2,023)         (2,449)          (5,145)          (3,683)
Loss from continuing operations, pro forma .....................         (5,094)         (9,075)         (14,694)         (11,125)
Basic loss per share from continuing operations as reported ....          (0.16)          (0.34)           (0.44)           (0.41)
Basic loss per share from continuing operations, pro forma .....          (0.26)          (0.46)           (0.62)           (0.48)
Diluted loss per share from continuing operations as
   reported ....................................................          (0.16)          (0.34)           (0.44)           (0.41)
Diluted loss per share from continuing operations, pro forma ...          (0.26)          (0.46)           (0.62)           (0.48)

-----------------------------

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

         RECLASSIFICATIONS. Certain reclassifications of prior period amounts have been made to conform to the 2003 presentation.


3.       LOSS PER SHARE

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

     The following table presents a reconciliation of basic and diluted loss per share:

                                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 ----------------------------  ----------------------------
                                                                 JUNE 30, 2003  JUNE 30, 2002  JUNE 30, 2003  JUNE 30, 2002
                                                                 -------------  -------------  -------------  -------------

ACACIA RESEARCH - ACACIA TECHNOLOGIES STOCK
-------------------------------------------
Basic weighted average number of common shares outstanding ....    19,640,808     19,640,808     19,640,808     19,640,808
Dilutive effect of outstanding stock options and warrants .....            --             --             --             --
                                                                 -------------  -------------  -------------  -------------
Diluted weighted average number of common and
  potential common shares outstanding .........................    19,640,808     19,640,808     19,640,808     19,640,808
                                                                 =============  =============  =============  =============
Potential AR-Acacia Technologies stock common shares
  excluded from the per share calculation because the
  effect of their inclusion would be anti-dilutive ............            --         46,857             --         46,857
                                                                 =============  =============  =============  =============

ACACIA RESEARCH - COMBIMATRIX STOCK
-----------------------------------

Basic weighted average number of common shares outstanding ....    24,183,340     22,950,551     23,586,624     22,950,551
Dilutive effect of outstanding stock options and warrants .....            --             --             --             --
                                                                 -------------  -------------  -------------  -------------
Diluted weighted average number of common and
  potential common shares outstanding .........................    24,183,340     22,950,551     23,586,624     22,950,551
                                                                 =============  =============  =============  =============
Potential AR-CombiMatrix stock common shares excluded
  from the per share calculation because the effect
  of their inclusion would be anti-dilutive ...................       297,313        305,256        366,474        305,256
                                                                 =============  =============  =============  =============

4.       GOODWILL AND INTANGIBLES

         Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which provides that goodwill is no longer subject to amortization. Instead, goodwill is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. Our reporting units are: 1) Acacia Media Technologies and 2) Soundview Technologies, which are the primary components of the Acacia Technologies group, and 3) the CombiMatrix group. As of January 1, 2002, the date of adoption of the standard, we had unamortized goodwill in the amount of $4,627,000. In 2002, we performed a transitional goodwill impairment assessment and a year-end goodwill impairment assessment and determined that there was no impairment of goodwill. The fair values of our two reporting units were estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         The Acacia Technologies group had $1,776,000 and $1,834,000 of goodwill at June 30, 2003 and December 31, 2002, respectively (net of $2,258,000 of accumulated amortization). The CombiMatrix group had $18,859,000 of goodwill at June 30, 2003 and December 31, 2002 (net of $1,312,000 of accumulated amortization).

         Acacia Research Corporation's only identifiable intangible assets at June 30, 2003 and December 31, 2002 are patents. The gross carrying amounts and accumulated amortization as of June 30, 2003 and December 31, 2002 and amortization expense for the three and six months ended June 30, 2003 and 2002, related to patents, by segment, are as follows (in thousands):

                                          ACACIA TECHNOLOGIES GROUP               COMBIMATRIX GROUP
                                      ---------------------------------   ---------------------------------
                                       JUNE 30, 2003   DECEMBER 31, 2002   JUNE 30, 2003   DECEMBER 31, 2002
                                      ---------------   ---------------   ---------------   ---------------

Gross carrying amount - patents ...   $       10,798    $       10,798    $       12,095    $       12,095
Accumulated amortization ..........           (6,981)           (6,730)           (1,431)             (883)
                                      ---------------   ---------------   ---------------   ---------------
Patents, net ......................   $        3,817    $        4,068    $       10,664    $       11,212
                                      ===============   ===============   ===============   ===============

Patent Amortization Expense:

                                          ACACIA TECHNOLOGIES GROUP               COMBIMATRIX GROUP
                                      ---------------------------------   ---------------------------------
                                       JUNE 30, 2003     JUNE 30, 2002     JUNE 30, 2003     JUNE 30, 2002
                                      ---------------   ---------------   ---------------   ---------------

Three Months Ended ................   $          125    $          465    $          274    $           99
                                      ===============   ===============   ===============   ===============
Six Months Ended ..................   $          251    $          930    $          548    $          198
                                      ===============   ===============   ===============   ===============


         Annual aggregate amortization expense for each of the next five years through December 31, 2007 is estimated to be $1,595,000 per year ($500,000 for the Acacia Technologies group and $1,095,000 for the CombiMatrix group).

         At June 30, 2003 and December 31, 2002, all of our acquired intangible assets other than goodwill were subject to amortization.


5.       EQUITY FINANCING

         In May 2003, Acacia Research Corporation completed a private equity financing raising gross proceeds of $5,247,000 through the issuance of 2,417,000 units. Each unit consists of one share of AR-CombiMatrix common stock and one-half, five-year callable common stock purchase warrant. Each full common stock purchase warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $2.75 per share and is callable by Acacia Research Corporation once the daily average of the high and low prices of Acacia Research Corporation's AR-CombiMatrix stock on the Nasdaq SmallCap Market is equal to or above $4.50 for 20 consecutive trading days. Acacia Research Corporation issued an additional 31,502 shares of AR-CombiMatrix stock in lieu of cash payments in conjunction with the private placement for finder's fees. Net proceeds raised from the private equity financing of $4,875,000 have been attributed to the CombiMatrix Group.


6.        RECENT ACCOUNTING PRONOUNCEMENTS

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

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires consolidation of variable interest entities by the entity's primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. Acacia Research Corporation must apply FIN 46 to variable entities existing prior to February 1, 2003 beginning on July 1, 2003. Acacia Research Corporation does not expect the adoption of FIN 46 to have a material impact on its financial condition or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. Acacia Research Corporation does not expect the adoption of SFAS No. 149 to have a material impact on its financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for Acacia Research Corporation on July 1, 2003. Acacia Research Corporation does not expect the adoption of SFAS No. 150 to have a material impact on its financial condition or results of operations.


7.       SUBSEQUENT EVENTS

          In July 2003, Acacia Research Corporation purchased 95% of the outstanding 13% minority interests in Advanced Material Sciences from existing minority shareholders. Acacia Research Corporation issued 295,790 shares of its AR-CombiMatrix stock in exchange for the 12% ownership interest in Advanced Material Sciences acquired. Also in July 2003, Acacia Research Corporation purchased the outstanding minority interests in CombiMatrix K.K. from Marubeni Corporation ("Marubeni"). Acacia Research Corporation issued 200,000 shares of its AR-CombiMatrix stock to Marubeni in exchange for Marubeni's minority interest in CombiMatrix K.K. Acacia Research Corporation's interests in Advanced Material Sciences and CombiMatrix K.K. have been attributed to the CombiMatrix group.


8.       CONSOLIDATING SEGMENT INFORMATION

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

          Presented below is consolidating financial information for our reportable segments reflecting the businesses of the CombiMatrix group and the Acacia Technologies group. Earnings attributable to each group has been determined in accordance with accounting principles generally accepted in the United States.

CONSOLIDATING STATEMENTS OF FINANCIAL POSITION
(IN THOUSANDS)

                                                                                    AT JUNE 30, 2003
                                                                ------------------------------------------------------------
                                                                    ACACIA
                                                                 TECHNOLOGIES   COMBIMATRIX
                                                                    GROUP          GROUP       ELIMINATIONS    CONSOLIDATED
                                                                -------------  -------------   -------------   -------------
                                     ASSETS

Current assets:
     Cash and cash equivalents ..............................   $     33,787   $      7,351    $         --    $     41,138
     Short-term investments .................................          2,053         11,912              --          13,965
     Accounts receivable ....................................              8            326              --             334
     Prepaid expenses, inventories and other assets .........            928            517              --           1,445
     Receivable from CombiMatrix group ......................            189             --            (189)             --
                                                                -------------  -------------   -------------   -------------
            Total current assets ............................         36,965         20,106            (189)         56,882

Property and equipment, net of accumulated depreciation .....            118          3,192              --           3,310
Patents, net of accumulated amortization ....................          3,817         10,664              --          14,481
Goodwill, net of accumulated amortization ...................          1,776         18,859              --          20,635
Other assets ................................................            243             88              --             331
                                                                -------------  -------------   -------------   -------------
                                                                $     42,919   $     52,909    $       (189)   $     95,639
                                                                =============  =============   =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, accrued expenses and other ...........   $      2,115   $      2,034    $         --    $      4,149
     Current portion of deferred revenues ...................          1,552         15,808              --          17,360
     Payable to Acacia Technologies group ...................             --            189            (189)             --
                                                                -------------  -------------   -------------   -------------
            Total current liabilities .......................          3,667         18,031            (189)         21,509

Deferred income taxes .......................................          1,083          2,316              --           3,399
Deferred revenues, net of current portion ...................             --            750              --             750
                                                                -------------  -------------   -------------   -------------
            Total liabilities ...............................          4,750         21,097            (189)         25,658
                                                                -------------  -------------   -------------   -------------
Minority interests ..........................................          1,130            654              --           1,784
                                                                -------------  -------------   -------------   -------------
Stockholders' equity:
     AR - Acacia Technologies stock .........................         37,039             --              --          37,039
     AR - CombiMatrix stock .................................             --         31,158              --          31,158
                                                                -------------  -------------   -------------   -------------
            Total stockholders' equity ......................         37,039         31,158              --          68,197
                                                                -------------  -------------   -------------   -------------
                                                                $     42,919   $     52,909    $       (189)   $     95,639
                                                                =============  =============   =============   =============
                                                                                                                 (CONTINUED)

NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to Soundbreak.com.
Total assets related to discontinued operations totaled $2,445,000 and $3,282,000 at June 30, 2003 and December 31, 2002,
respectively.  Total liabilities related to discontinued operations totaled $689,000 and $918,000 at June 30, 2003 and
December 31, 2002, respectively.

                                                     10a

                                                                                   AT DECEMBER 31, 2002
                                                                ------------------------------------------------------------
                                                                   ACACIA
                                                                TECHNOLOGIES   COMBIMATRIX
                                                                    GROUP          GROUP       ELIMINATIONS    CONSOLIDATED
                                                                -------------  -------------   -------------   -------------

                                     ASSETS

Current assets:
     Cash and cash equivalents ..............................   $     39,792   $      3,291    $         --    $     43,083
     Short-term investments .................................             --         11,605              --          11,605
     Accounts receivable ....................................             --            578              --             578
     Prepaid expenses, inventories and other assets .........            775            446              --           1,221
     Receivable from CombiMatrix group ......................            114             --            (114)             --
                                                                -------------  -------------   -------------   -------------
            Total current assets ............................         40,681         15,920            (114)         56,487

Property and equipment, net of accumulated depreciation .....            180          3,895              --           4,075
Patents, net of accumulated amortization ....................          4,068         11,212              --          15,280
Goodwill, net of accumulated amortization ...................          1,834         18,859              --          20,693
Other assets ................................................            449             87              --             536
                                                                -------------  -------------   -------------   -------------
                                                                $     47,212   $     49,973    $       (114)   $     97,071
                                                                =============  =============   =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, accrued expenses and other ...........   $      2,524   $      2,302    $         --    $      4,826
     Current portion of deferred revenues ...................          1,503          9,172              --          10,675
     Payable to Acacia Technologies group ...................             --            114            (114)             --
                                                                -------------  -------------   -------------   -------------
            Total current liabilities .......................          4,027         11,588            (114)         15,501

Deferred income taxes .......................................          1,156          2,384              --           3,540
Deferred revenues, net of current portion ...................             --             --              --              --
                                                                -------------  -------------   -------------   -------------
            Total liabilities ...............................          5,183         13,972            (114)         19,041
                                                                -------------  -------------   -------------   -------------
Minority interests ..........................................          1,487            684              --           2,171
                                                                -------------  -------------   -------------   -------------
Stockholders' equity:
     AR - Acacia Technologies stock .........................         40,542             --              --          40,542
     AR - CombiMatrix stock .................................             --         35,317              --          35,317
                                                                -------------  -------------   -------------   -------------
            Total stockholders' equity ......................         40,542         35,317              --          75,859
                                                                -------------  -------------   -------------   -------------
                                                                $     47,212   $     49,973    $       (114)   $     97,071
                                                                =============  =============   =============   =============

                                                      10b

CONSOLIDATING STATEMENTS OF OPERATIONS
(IN THOUSANDS)

                                                                      THREE MONTHS ENDED JUNE 30, 2003
                                                          ----------------------------------------------------------
                                                             ACACIA                      ELIMINATIONS/
                                                          TECHNOLOGIES     COMBIMATRIX    RECLASSIFI-
                                                             GROUP            GROUP        CATIONS      CONSOLIDATED
                                                          -------------   -------------   -----------  -------------
Revenues:
     License fee income ...............................   $         19    $         --    $       --   $         19
     Product revenue ..................................             --              --            --             --
     Contract revenue .................................             --               6            --              6
                                                          -------------   -------------   -----------  -------------
          Total revenues ..............................             19               6            --             25
                                                          -------------   -------------   -----------  -------------
Operating expenses:
     Cost of sales ....................................             --              --            --             --
     Research and development expenses ................             --           2,158            --          2,158
     Non-cash stock compensation expense -
       research and development .......................             --             280            --            280
     Marketing, general and administrative expenses ...            878           2,099            --          2,977
     Non-cash stock compensation expense -
       marketing, general and administrative ..........             --             496            --            496
     Legal expenses - patents .........................            575              --            --            575
     Amortization of patents ..........................            125             274            --            399
                                                          -------------   -------------   -----------  -------------
          Total operating expenses ....................          1,578           5,307            --          6,885
                                                          -------------   -------------   -----------  -------------
          Operating loss ..............................         (1,559)         (5,301)           --         (6,860)
                                                          -------------   -------------   -----------  -------------
Other (expense) income:
     Interest income ..................................            132              45            --            177
     Realized gains on short-term investments .........             25              --            --             25
     Other expenses ...................................           (206)             --            --           (206)
                                                          -------------   -------------   -----------  -------------
          Total other (expense) income ................            (49)             45            --             (4)
                                                          -------------   -------------   -----------  -------------
Loss from operations before
  income taxes and minority interests .................         (1,608)         (5,256)           --         (6,864)
Benefit for income taxes ..............................             31              35            --             66
                                                          -------------   -------------   -----------  -------------
Loss from operations before minority interests ........         (1,577)         (5,221)           --         (6,798)
Minority interests ....................................             --              24            --             24
                                                          -------------   -------------   -----------  -------------
Net loss ..............................................   $     (1,577)   $     (5,197)   $       --   $     (6,774)
                                                          =============   =============   ===========  =============
                                                                                                         (CONTINUED)

                                                     11a

                                                                         SIX MONTHS ENDED JUNE 30, 2003
                                                          ----------------------------------------------------------
                                                            ACACIA                       ELIMINATIONS/
                                                          TECHNOLOGIES     COMBIMATRIX    RECLASSIFI-
                                                             GROUP            GROUP         CATIONS     CONSOLIDATED
                                                          -------------   -------------   -----------  -------------
Revenues:
     License fee income ...............................   $         25    $         --    $       --   $         25
     Product revenue ..................................             --             209            --            209
     Contract revenue .................................             --              13            --             13
                                                          -------------   -------------   -----------  -------------
          Total revenues ..............................             25             222            --            247
                                                          -------------   -------------   -----------  -------------
Operating expenses:
     Cost of sales ....................................             --              77            --             77
     Research and development expenses ................             --           4,493            --          4,493
     Non-cash stock compensation expense -
       research and development .......................             --             282            --            282
     Marketing, general and administrative expenses ...          2,202           4,768            --          6,970
     Non-cash stock compensation expense -
       marketing, general and administrative ..........             --             634            --            634
     Legal expenses - patents .........................            837              --            --            837
     Amortization of patents ..........................            251             548            --            799
                                                          -------------   -------------   -----------  -------------
          Total operating expenses ....................          3,290          10,802            --         14,092
                                                          -------------   -------------   -----------  -------------
          Operating loss ..............................         (3,265)        (10,580)           --        (13,845)
                                                          -------------   -------------   -----------  -------------
Other (expense) income:
     Interest income ..................................            280             112            --            392
     Realized gains on short-term investments .........             62              --            --             62
     Other expenses ...................................           (206)             --            --           (206)
                                                          -------------   -------------   -----------  -------------
          Total other (expense) income ................            136             112            --            248
                                                          -------------   -------------   -----------  -------------
Loss from operations before
  income taxes and minority interests .................         (3,129)        (10,468)           --        (13,597)
Benefit for income taxes ..............................             58              68            --            126
                                                          -------------   -------------   -----------  -------------
Loss from operations before minority interests ........         (3,071)        (10,400)           --        (13,471)
Minority interests ....................................             --              30            --             30
                                                          -------------   -------------   -----------  -------------
Net loss ..............................................   $     (3,071)   $    (10,370)   $       --   $    (13,441)
                                                          =============   =============   ===========  =============

                                                 11b

CONSOLIDATING STATEMENTS OF OPERATIONS (CONTINUED)
(IN THOUSANDS)

                                                                          THREE MONTHS ENDED JUNE 30, 2002
                                                         ----------------------------------------------------------------
                                                             ACACIA
                                                          TECHNOLOGIES     COMBIMATRIX     ELIMINATIONS/
                                                             GROUP            GROUP      RECLASSIFICATIONS  CONSOLIDATED
                                                         --------------   --------------   --------------  --------------
Revenues:
     Product revenue .................................   $          --    $         274    $          --   $         274
     Grant and contract revenue ......................              --              164               --             164
                                                         --------------   --------------   --------------  --------------
          Total revenues .............................              --              438               --             438
                                                         --------------   --------------   --------------  --------------
Operating expenses:
     Cost of sales ...................................              --              253               --             253
     Research and development expenses ...............              --            5,026               --           5,026
     Non-cash stock compensation expense - research
        and development ..............................              --              692               --             692
     Marketing, general and administrative expenses ..           2,349            2,927               --           5,276
     Non-cash stock compensation expense - marketing,
        general and administrative ...................               8            1,443               --           1,451
     Legal expenses - patents ........................             240               --               --             240
     Amortization of patents .........................             465               99               --             564
                                                         --------------   --------------   --------------  --------------
          Total operating expenses ...................           3,062           10,440               --          13,502
                                                         --------------   --------------   --------------  --------------
          Operating loss .............................          (3,062)         (10,002)              --         (13,064)
                                                         --------------   --------------   --------------  --------------
Other (expense) income:
     Interest income .................................             147              146               --             293
     Realized losses on short-term investments .......            (930)              --               --            (930)
     Unrealized losses on short-term investments .....            (156)              --               --            (156)
     Interest expense ................................              --              (57)              --             (57)
     Other income ....................................              34               --               --              34
                                                         --------------   --------------   --------------  --------------
          Total other (expense) income ...............            (905)              89               --            (816)
                                                         --------------   --------------   --------------  --------------
Loss from operations before income taxes and
   minority interests ................................          (3,967)          (9,913)              --         (13,880)
Benefit for income taxes .............................              36               39               --              75
                                                         --------------   --------------   --------------  --------------
Loss from operations before minority interests .......          (3,931)          (9,874)              --         (13,805)
Minority interests ...................................             125            3,979               --           4,104
                                                         --------------   --------------   --------------  --------------
Net loss .............................................   $      (3,806)   $      (5,895)   $          --   $      (9,701)
                                                         ==============   ==============   ==============  ==============
                                                                                                              (CONTINUED)

                                                          12a

                                                                           SIX MONTHS ENDED JUNE 30, 2002
                                                         ----------------------------------------------------------------
                                                            ACACIA
                                                          TECHNOLOGIES     COMBIMATRIX    ELIMINATIONS/
                                                             GROUP            GROUP      RECLASSIFICATIONS  CONSOLIDATED
                                                         --------------   --------------   --------------  --------------
Revenues:
     Product revenue .................................   $          --    $         274    $          --   $         274
     Grant and contract revenue ......................              --              413               --             413
                                                         --------------   --------------   --------------  --------------
          Total revenues .............................              --              687               --             687
                                                         --------------   --------------   --------------  --------------
Operating expenses:
     Cost of sales ...................................              --              253               --             253
     Research and development expenses ...............              --            7,694               --           7,694
     Non-cash stock compensation expense - research
        and development ..............................              --            1,113               --           1,113
     Marketing, general and administrative expenses ..           3,925            5,211               --           9,136
     Non-cash stock compensation expense - marketing,
        general and administrative ...................              19            2,434               --           2,453
     Legal expenses - patents ........................             451               --               --             451
     Amortization of patents .........................             930              198               --           1,128
                                                         --------------   --------------   --------------  --------------
          Total operating expenses ...................           5,325           16,903               --          22,228
                                                         --------------   --------------   --------------  --------------
          Operating loss .............................          (5,325)         (16,216)              --         (21,541)
                                                         --------------   --------------   --------------  --------------
Other (expense) income:
     Interest income .................................             301              399               --             700
     Realized losses on short-term investments .......          (1,483)              --               --          (1,483)
     Unrealized losses on short-term investments .....            (477)              --               --            (477)
     Interest expense ................................              --             (121)              --            (121)
     Other income ....................................             112               --               --             112
                                                         --------------   --------------   --------------  --------------
          Total other (expense) income ...............          (1,547)             278               --          (1,269)
                                                         --------------   --------------   --------------  --------------
Loss from operations before income taxes and
   minority interests ................................          (6,872)         (15,938)              --         (22,810)
Benefit for income taxes .............................              65               79               --             144
                                                         --------------   --------------   --------------  --------------
Loss from operations before minority interests .......          (6,807)         (15,859)              --         (22,666)
Minority interests ...................................             162            6,377               --           6,539
                                                         --------------   --------------   --------------  --------------
Net loss .............................................   $      (6,645)   $      (9,482)   $          --   $     (16,127)
                                                         ==============   ==============   ==============  ==============

                                                 12b

CONSOLIDATING STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                                     SIX MONTHS ENDED JUNE 30, 2003
                                                                    ----------------------------------------------------------------
                                                                       ACACIA
                                                                     TECHNOLOGIES     COMBIMATRIX
                                                                        GROUP            GROUP         ELIMINATIONS    CONSOLIDATED
                                                                    --------------   --------------   --------------  --------------
Cash flows from operating activities:
     Net loss from operations ....................................  $      (3,071)   $     (10,370)   $          --   $     (13,441)
     Adjustments to reconcile net loss from operations
       to net cash used in operating activities:
          Depreciation and amortization ..........................            317            1,223               --           1,540
          Minority interests .....................................             --              (30)              --             (30)
          Non-cash stock compensation expense ....................             --              916               --             916
          Deferred tax benefit ...................................            (73)             (68)              --            (141)
          Net sales of trading securities ........................             --               --               --              --
          Unrealized losses on short-term investments ............             --               --               --              --
          Other ..................................................            205              101               --             306
     Changes in assets and liabilities:
          Accounts receivable ....................................             (8)             252               --             244
          Prepaid expenses, inventory, and other assets ..........            (97)             (71)              --            (168)
          Accounts payable, accrued expenses and other ...........           (255)            (193)              --            (448)
          Deferred revenue .......................................             49            7,386               --           7,435
                                                                    --------------   --------------   --------------  --------------
          Net cash used in operating activities from
            continuing operations ................................         (2,933)            (854)              --          (3,787)
          Net cash used in operating activities from
            discontinued operations ..............................           (229)              --               --            (229)
                                                                    --------------   --------------   --------------  --------------
          Net cash used in operating activities ..................         (3,162)            (854)              --          (4,016)
                                                                    --------------   --------------   --------------  --------------
Cash flows from investing activities:
          Purchase of property and equipment, net ................             (5)             (67)              --             (72)
          Purchase of available-for-sale investments .............         (2,053)          (9,330)              --         (11,383)
          Sale of available-for-sale investments .................             --            9,011               --           9,011
          Other ..................................................             --               --               --              --
                                                                    --------------   --------------   --------------  --------------
          Net cash (used in) provided by investing activities
            from continuing operations ...........................         (2,058)            (386)              --          (2,444)
          Net cash used in investing activities from
            discontinued operations ..............................           (356)              --               --            (356)
                                                                    --------------   --------------   --------------  --------------
          Net cash (used in) provided by investing activities ....         (2,414)            (386)              --          (2,800)
                                                                    --------------   --------------   --------------  --------------
Cash flows from financing activities:
          Net cash attributed to the Acacia Technologies group ...           (429)              --               --            (429)
          Net cash attributed to the CombiMatrix group ...........             --            5,304               --           5,304
                                                                    --------------   --------------   --------------  --------------
          Net cash (used in) provided by financing activities ....           (429)           5,304               --           4,875
                                                                    --------------   --------------   --------------  --------------
Effect of exchange rate on cash ..................................             --               (4)              --              (4)
                                                                    --------------   --------------   --------------  --------------
(Increase) decrease in cash and cash equivalents .................         (6,005)           4,060               --          (1,945)
Cash and cash equivalents, beginning .............................         39,792            3,291               --          43,083
                                                                    --------------   --------------   --------------  --------------
Cash and cash equivalents, ending ................................  $      33,787    $       7,351    $          --   $      41,138
                                                                    ==============   ==============   ==============  ==============
                                                                                                                       (CONTINUED)

                                                                                     SIX MONTHS ENDED JUNE 30, 2002
                                                                    ----------------------------------------------------------------
                                                                       ACACIA
                                                                     TECHNOLOGIES     COMBIMATRIX
                                                                        GROUP            GROUP         ELIMINATIONS    CONSOLIDATED
                                                                    --------------   --------------   --------------  --------------

Cash flows from operating activities:
     Net loss from operations ....................................  $      (6,645)   $      (9,482)   $          --   $     (16,127)
     Adjustments to reconcile net loss from operations
       to net cash used in operating activities:
          Depreciation and amortization ..........................          1,007              866               --           1,873
          Minority interests .....................................           (162)          (6,377)              --          (6,539)
          Non-cash stock compensation expense ....................             19            3,547               --           3,566
          Deferred tax benefit ...................................            (71)             (79)              --            (150)
          Net sales of trading securities ........................          3,133               --               --           3,133
          Unrealized losses on short-term investments ............            477               --               --             477
          Other ..................................................             87               26               --             113
     Changes in assets and liabilities:
          Accounts receivable ....................................             --             (946)              --            (946)
          Prepaid expenses, inventory, and other assets ..........           (867)             249               --            (618)
          Accounts payable, accrued expenses and other ...........            180              180               --             360
          Deferred revenue .......................................             --            1,648               --           1,648
                                                                    --------------   --------------   --------------  --------------
          Net cash used in operating activities from
            continuing operations ................................         (2,842)         (10,368)              --         (13,210)
          Net cash used in operating activities from
            discontinued operations ..............................           (415)              --               --            (415)
                                                                    --------------   --------------   --------------  --------------
          Net cash used in operating activities ..................         (3,257)         (10,368)              --         (13,625)
                                                                    --------------   --------------   --------------  --------------
Cash flows from investing activities:
          Purchase of property and equipment, net ................            (70)            (367)              --            (437)
          Purchase of available-for-sale investments .............             --           (5,158)              --          (5,158)
          Sale of available-for-sale investments .................             --            9,877               --           9,877
          Other ..................................................           (100)              --               --            (100)
                                                                    --------------   --------------   --------------  --------------
          Net cash (used in) provided by investing activities
            from continuing operations ...........................           (170)           4,352               --           4,182
          Net cash used in investing activities from
            discontinued operations ..............................             (4)              --               --              (4)
                                                                    --------------   --------------   --------------  --------------
          Net cash (used in) provided by investing activities ....           (174)           4,352               --           4,178
                                                                    --------------   --------------   --------------  --------------
Cash flows from financing activities:
          Net cash attributed to the Acacia Technologies group ...           (554)              --               --            (554)
          Net cash attributed to the CombiMatrix group ...........             --              171               --             171
                                                                    --------------   --------------   --------------  --------------
          Net cash (used in) provided by financing activities ....           (554)             171               --            (383)
                                                                    --------------   --------------   --------------  --------------
Effect of exchange rate on cash ..................................             --               91               --              91
                                                                    --------------   --------------   --------------  --------------
(Increase) decrease in cash and cash equivalents .................         (3,985)          (5,754)              --          (9,739)
Cash and cash equivalents, beginning .............................         46,859           12,592               --          59,451
                                                                    --------------   --------------   --------------  --------------
Cash and cash equivalents, ending ................................  $      42,874    $       6,838    $          --   $      49,712
                                                                    ==============   ==============   ==============  ==============

                                COMBIMATRIX GROUP
                   (A Division of Acacia Research Corporation)
                                 BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                                JUNE 30,   DECEMBER 31,
                                                                                  2003         2002
                                                                               ----------   ----------

                                     ASSETS

Current assets:
     Cash and cash equivalents .............................................   $   7,351    $   3,291
     Short-term investments ................................................      11,912       11,605
     Accounts receivable ...................................................         326          578
     Inventories, prepaid expenses and other assets ........................         517          446
                                                                               ----------   ----------
          Total current assets .............................................      20,106       15,920

Property and equipment, net of accumulated depreciation and amortization ...       3,192        3,895
Patents, net of accumulated amortization of $1,431 (2003) and $883 (2002) ..      10,664       11,212
Goodwill, net of accumulated amortization of $1,312 (2003) and (2002) ......      18,859       18,859
Other assets ...............................................................          88           87
                                                                               ----------   ----------
                                                                               $  52,909    $  49,973
                                                                               ==========   ==========

                      LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
     Accounts payable, accrued expenses and other ..........................   $   2,034    $   2,302
     Current portion of deferred revenues ..................................      15,808        9,172
     Payable to Acacia Technologies group ..................................         189          114
                                                                               ----------   ----------
          Total current liabilities ........................................      18,031       11,588

Deferred income taxes ......................................................       2,316        2,384
Deferred revenues, net of current portion ..................................         750           --
                                                                               ----------   ----------
          Total liabilities ................................................      21,097       13,972
                                                                               ----------   ----------
Minority interests .........................................................         654          684
                                                                               ----------   ----------
Allocated net worth:
     Funds allocated by Acacia Research Corporation ........................     135,497      129,286
     Accumulated net losses ................................................    (104,339)     (93,969)
                                                                               ----------   ----------
          Total allocated net worth ........................................      31,158       35,317
                                                                               ----------   ----------

                                                                               $  52,909    $  49,973
                                                                               ==========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                    COMBIMATRIX GROUP
                                       (A Division of Acacia Research Corporation)
                                                STATEMENTS OF OPERATIONS
                                                     (In thousands)
                                                       (Unaudited)

                                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                   -------------------------------   -------------------------------
                                                                    JUNE 30, 2003    JUNE 30, 2002    JUNE 30, 2003    JUNE 30, 2002
                                                                   --------------   --------------   --------------   --------------

Revenues:
     Product revenue ............................................  $          --    $         274    $         209    $         274
     Grant and contract revenue .................................              6              164               13              413
                                                                   --------------   --------------   --------------   --------------
          Total revenues ........................................              6              438              222              687
                                                                   --------------   --------------   --------------   --------------
Operating expenses:
     Cost of sales ..............................................             --              253               77              253
     Research and development expenses ..........................          2,158            5,026            4,493            7,694
     Non-cash compensation expense - research and development ...            280              692              282            1,113
     Marketing, general and administrative expenses .............          2,099            2,927            4,768            5,211
     Non-cash compensation expense - marketing, general
       and administrative .......................................            496            1,443              634            2,434
     Amortization of patents ....................................            274               99              548              198
                                                                   --------------   --------------   --------------   --------------
          Total operating expenses ..............................          5,307           10,440           10,802           16,903
                                                                   --------------   --------------   --------------   --------------
          Operating loss ........................................         (5,301)         (10,002)         (10,580)         (16,216)
                                                                   --------------   --------------   --------------   --------------
Other income (expense):
     Interest income ............................................             45              146              112              399
     Interest expense ...........................................             --              (57)              --             (121)
                                                                   --------------   --------------   --------------   --------------
Total other income ..............................................             45               89              112              278
                                                                   --------------   --------------   --------------   --------------
Loss from operations before income taxes
  and minority interests ........................................         (5,256)          (9,913)         (10,468)         (15,938)
Benefit for income taxes ........................................             35               39               68               79
                                                                   --------------   --------------   --------------   --------------
Loss from operations before minority interests ..................         (5,221)          (9,874)         (10,400)         (15,859)
Minority interests ..............................................             24            3,979               30            6,377
                                                                   --------------   --------------   --------------   --------------
Division net loss ...............................................  $      (5,197)   $      (5,895)   $     (10,370)   $      (9,482)
                                                                   ==============   ==============   ==============   ==============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                     COMBIMATRIX GROUP
                        (A Division of Acacia Research Corporation)
                                 STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                    -------------------------------
                                                                    JUNE 30, 2003    JUNE 30, 2002
                                                                    --------------   --------------
Cash flows from operating activities:
     Division net loss from operations ..........................   $     (10,370)   $      (9,482)
     Adjustments to reconcile division net loss from
       operations to net cash used in operating activities:
          Depreciation and amortization .........................           1,223              866
          Minority interests ....................................             (30)          (6,377)
          Non-cash stock compensation expense ...................             916            3,547
          Deferred tax benefit ..................................             (68)             (79)
          Other .................................................             101               26
Changes in assets and liabilities:
          Accounts receivable ...................................             252             (946)
          Inventories, prepaid expenses and other assets ........             (71)             249
          Accounts payable, accrued expenses and other ..........            (193)             180
          Deferred revenues .....................................           7,386            1,648
                                                                    --------------   --------------
          Net cash used in operating activities .................            (854)         (10,368)
                                                                    --------------   --------------
Cash flows from investing activities:
          Purchase of property and equipment, net ...............             (67)            (367)
          Purchase of available-for-sale investments ............          (9,330)          (5,158)
          Sale of available-for-sale investments ................           9,011            9,877
                                                                    --------------   --------------
          Net cash (used in) provided by investing activities ...            (386)           4,352
                                                                    --------------   --------------
Cash flows from financing activities:
          Net cash flows attributed to the CombiMatrix group ....           5,304              171
                                                                    --------------   --------------
Effect of exchange rate on cash .................................              (4)              91
                                                                    --------------   --------------
Increase (decrease) in cash and cash equivalents ................           4,060           (5,754)
Cash and cash equivalents, beginning ............................           3,291           12,592
                                                                    --------------   --------------
Cash and cash equivalents, ending ...............................   $       7,351    $       6,838
                                                                    ==============   ==============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         DESCRIPTION OF BUSINESS. The CombiMatrix group, a division of Acacia Research Corporation, is intended to reflect the performance of Acacia Research Corporation's wholly owned subsidiary, CombiMatrix Corporation, and CombiMatrix Corporation's subsidiaries, Advanced Material Sciences, Inc. ("Advanced Material Sciences") and CombiMatrix K.K., as well as the assets, liabilities and related transactions of Acacia Research Corporation attributed to the CombiMatrix group. The CombiMatrix group's core technology opportunity in the life sciences sector has been primarily developed through CombiMatrix Corporation which is a life sciences technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip (referred to as active biochips or microarrays). This proprietary technology has applications relating to genomic and proteomic research, biological and chemical detection and combinatorial chemistry markets. This technology also enables the design and synthesis of nucleic acids as potential therapeutics. CombiMatrix Corporation's majority-owned subsidiary, Advanced Material Sciences, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences.

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

         BASIS OF PRESENTATION. The unaudited interim CombiMatrix group financial statements as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the CombiMatrix group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2002.

         The CombiMatrix group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of its financial position as of June 30, 2003, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

         Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. At June 30, 2003, the CombiMatrix group recorded $16,558,000 as deferred revenues related to payments received under multiple-element arrangements and other advances. Deferred revenue balances will be recognized as revenue in future periods when the applicable revenue recognition criteria as described above are met.

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

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires consolidation of variable interest entities by the entity's primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The CombiMatrix group must apply FIN 46 to variable entities existing prior to February 1, 2003 beginning on July 1, 2003. The CombiMatrix group does not expect the adoption of FIN 46 to have a material impact on its financial condition or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The CombiMatrix group does not expect the adoption of SFAS No. 149 to have a material impact on its financial condition or results of operations.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the CombiMatrix group on July 1, 2003. The CombiMatrix group does not expect the adoption of SFAS No. 150 to have a material impact on its financial condition or results of operations.


4.       GOODWILL AND INTANGIBLES

         Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which provides that goodwill is no longer subject to amortization. Instead, goodwill is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. The CombiMatrix group has one reporting unit. As of January 1, 2002, the date of adoption of the standard, the CombiMatrix group had unamortized goodwill in the amount of $2,851,000. In 2002, the CombiMatrix group performed a transitional goodwill impairment assessment and a year-end goodwill impairment assessment and determined that there was no impairment of goodwill. The fair value of the CombiMatrix group reporting unit was estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         The CombiMatrix group's only identifiable intangible assets are patents, which have remaining economic useful lives up to 2020. Annual aggregate amortization expense for each of the next five years through December 31, 2007 is estimated to be $1,095,000 per year.

          At June 30, 2003 and December 31, 2002, all of the CombiMatrix group's acquired intangible assets other than goodwill were subject to amortization.

5.       ALLOCATED NET WORTH

         In May 2003, Acacia Research Corporation completed a private equity financing raising gross proceeds of $5,247,000 through the issuance of 2,417,000 units. Each unit consists of one share of AR-CombiMatrix common stock and one-half five-year callable common stock purchase warrant. Each full common stock purchase warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $2.75 per share and is callable by Acacia Research Corporation once the daily average of the high and low prices of Acacia Research Corporation's AR-CombiMatrix stock on the Nasdaq SmallCap Market is equal to or above $4.50 for 20 consecutive trading days. Acacia Research Corporation issued an additional 31,502 shares of AR-CombiMatrix stock in lieu of cash payments in conjunction with the private placement for finder's fees. Net proceeds raised from the private equity financing of $4,875,000 have been attributed to the CombiMatrix Group.


6.       SUBSEQUENT EVENTS

          In July 2003, Acacia Research Corporation purchased 95% of the outstanding 13% minority interests in Advanced Material Sciences from existing minority shareholders. Acacia Research Corporation issued 295,790 shares of its AR-CombiMatrix stock in exchange for the 12% ownership interest in Advanced Material Sciences acquired. Also in July 2003, Acacia Research Corporation purchased the outstanding minority interests in CombiMatrix K.K. from Marubeni Corporation ("Marubeni"). Acacia Research Corporation issued 200,000 shares of its AR-CombiMatrix stock to Marubeni in exchange for Marubeni's minority interest in CombiMatrix K.K. Acacia Research Corporation's interests in Advanced Material Sciences and CombiMatrix K.K. have been attributed to the CombiMatrix group.

                            ACACIA TECHNOLOGIES GROUP
                   (A Division of Acacia Research Corporation)
                                 BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                JUNE 30,   DECEMBER 31,
                                                                  2003         2002
                                                               ----------   ----------

                                     ASSETS

Current assets:
     Cash and cash equivalents .............................   $  33,787    $  39,792
     Short-term investments ................................       2,053           --
     Accounts receivable ...................................           8           --
     Prepaid expenses and other assets .....................         928          775
     Receivable from CombiMatrix group .....................         189          114
                                                               ----------   ----------
          Total current assets .............................      36,965       40,681
Property and equipment, net of accumulated depreciation ....         118          180
Patents, net of accumulated amortization of $6,981 (2003)
   and $6,730 (2002)  ......................................       3,817        4,068
Goodwill, net of accumulated amortization of $2,258
   (2003) and (2002)  ......................................       1,776        1,834
Other assets ...............................................         243          449
                                                               ----------   ----------
                                                               $  42,919    $  47,212
                                                               ==========   ==========

                      LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
     Accounts payable, accrued expenses and other ..........   $   2,115    $   2,524
     Deferred revenues .....................................       1,552        1,503
                                                               ----------   ----------
          Total current liabilities ........................       3,667        4,027
Deferred income taxes ......................................       1,083        1,156
                                                               ----------   ----------
          Total liabilities ................................       4,750        5,183
                                                               ----------   ----------
Minority interests .........................................       1,130        1,487
                                                               ----------   ----------
Allocated net worth:
     Funds allocated by Acacia Research Corporation ........     105,125      105,557
     Accumulated net losses ................................     (68,086)     (65,015)
                                                               ----------   ----------
          Total allocated net worth ........................      37,039       40,542
                                                               ----------   ----------
                                                               $  42,919    $  47,212
                                                               ==========   ==========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                      ACACIA TECHNOLOGIES GROUP
                             (A Division of Acacia Research Corporation)
                                      STATEMENTS OF OPERATIONS
                                           (In thousands)
                                             (Unaudited)

                                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              ---------------------------   ---------------------------
                                                             JUNE 30, 2003  JUNE 30, 2002  JUNE 30, 2003  JUNE 30, 2002
                                                              ------------   ------------   ------------   ------------
Revenues:
     License fee income ...................................   $        19    $        --    $        25    $        --
                                                              ------------   ------------   ------------   ------------
          Total revenues ..................................            19             --             25             --
                                                              ------------   ------------   ------------   ------------
Operating expenses:
     Marketing, general and administrative expenses .......           878          2,349          2,202          3,925
     Non-cash stock compensation expense - marketing,
       general and administrative .........................            --              8             --             19
     Legal expenses - patents .............................           575            240            837            451
     Amortization of patents ..............................           125            465            251            930
                                                              ------------   ------------   ------------   ------------
          Total operating expenses ........................         1,578          3,062          3,290          5,325
                                                              ------------   ------------   ------------   ------------
          Operating loss ..................................        (1,559)        (3,062)        (3,265)        (5,325)
                                                              ------------   ------------   ------------   ------------
Other (expense) income:
     Interest income ......................................           132            147            280            301
     Realized gains (losses) on short-term investments ....            25           (930)            62         (1,483)
     Unrealized losses on short-term investments ..........            --           (156)            --           (477)
     Other (expenses) income ..............................          (206)            34           (206)           112
                                                              ------------   ------------   ------------   ------------
          Total other (expenses) income ...................           (49)          (905)           136         (1,547)
                                                              ------------   ------------   ------------   ------------
Loss from continuing operations before
  income taxes and minority interests .....................        (1,608)        (3,967)        (3,129)        (6,872)
Benefit for income taxes ..................................            31             36             58             65
                                                              ------------   ------------   ------------   ------------
Loss from continuing operations before
  minority interests ......................................        (1,577)        (3,931)        (3,071)        (6,807)
Minority interests ........................................            --            125             --            162
                                                              ------------   ------------   ------------   ------------
Division net loss .........................................   $    (1,577)   $    (3,806)   $    (3,071)   $    (6,645)
                                                              ============   ============   ============   ============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                      ACACIA TECHNOLOGIES GROUP
                             (A Division of Acacia Research Corporation)
                                      STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)

                                                                                     SIX MONTHS ENDED
                                                                               ---------------------------
                                                                              JUNE 30, 2003  JUNE 30, 2002
                                                                               ------------   ------------
Cash flows from operating activities:
  Division net loss from operations ........................................   $    (3,071)   $    (6,645)
  Adjustments to reconcile division net loss from operations to net cash used in operating activities:
      Depreciation and amortization ........................................           317          1,007
      Minority interests ...................................................            --           (162)
      Non-cash stock compensation ..........................................            --             19
      Deferred tax benefit .................................................           (73)           (71)
      Net sales of trading securities ......................................            --          3,133
      Unrealized losses on short-term investments ..........................            --            477
      Other ................................................................           205             87
  Changes in assets and liabilities:
      Accounts receivable ..................................................            (8)            --
      Prepaid expenses and other assets ....................................           (97)          (867)
      Accounts payable, accrued expenses and other .........................          (255)           180
      Deferred revenues ....................................................            49             --
                                                                               ------------   ------------
      Net cash used in operating activities from continuing operations .....        (2,933)        (2,842)
      Net cash used in operating activities from discontinued operations ...          (229)          (415)
                                                                               ------------   ------------
      Net cash used in operating activities ................................        (3,162)        (3,257)
                                                                               ------------   ------------

Cash flows from investing activities:
      Purchase of property and equipment, net ..............................            (5)           (70)
      Purchase of available-for-sale investments ...........................        (2,053)            --
      Other ................................................................            --           (100)
                                                                               ------------   ------------
      Net cash used in investing activities from continuing operations .....        (2,058)          (170)
      Net cash used in investing activities from discontinued operations ...          (356)            (4)
                                                                               ------------   ------------
      Net cash used in investing activities ................................        (2,414)          (174)
                                                                               ------------   ------------
Cash flows from financing activities:
      Net cash flows attributed to the Acacia Technologies group ...........          (429)          (554)
                                                                               ------------   ------------
Decrease in cash and cash equivalents ......................................        (6,005)        (3,985)
Cash and cash equivalents, beginning .......................................        39,792         46,859
                                                                               ------------   ------------
Cash and cash equivalents, ending ..........................................   $    33,787    $    42,874
                                                                               ============   ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            ACACIA TECHNOLOGIES GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         DESCRIPTION OF BUSINESS. The Acacia Technologies group, a division of Acacia Research Corporation, is primarily comprised of Acacia Research Corporation's interests in two wholly owned media technologies subsidiaries: (1) Acacia Media Technologies Corporation, a Delaware corporation and (2) Soundview Technologies, Inc., a Delaware corporation, and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the Acacia Technologies group.

         The Acacia Technologies group owns patented digital media transmission ("DMT") technology enabling the digitization, encryption, storage, transmission, receipt and playback of digital content. The DMT technology is protected by five U.S. and seventeen international patents. The DMT technology is utilized by a variety of companies, including cable companies, hotel in-room entertainment companies, Internet movie companies, Internet music companies, on-line adult entertainment companies, on-line learning companies and other companies that stream audio or audio/video content. Acacia Technologies group's digital media transmission patent portfolio expires in 2011 in the U.S. and in 2012 in international markets. The Acacia Technologies group also owns technology known as the V-chip. The V-chip was adopted by the manufacturers of televisions sold in the United States to provide blocking of certain programming based upon its content rating code, in compliance with the Telecommunications Act of 1996. The V-chip technology was protected by U.S. Patent No. 4,554,584, which expired in July 2003.

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

         BASIS OF PRESENTATION. The unaudited interim Acacia Technologies group financial statements as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the Acacia Technologies group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2002.

         The Acacia Technologies group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of its financial position as of June 30, 2003, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION. The Acacia Technologies group recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") and related authoritative pronouncements. License fee income is recognized as revenue when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured. Generally, under the terms of the respective DMT license agreements with individual licensees, the Acacia Technologies group grants a one-year non-exclusive license for the use of its patented DMT technology in exchange for an annual license fee. Prepaid license fee payments received at the inception of the license term are deferred and amortized to revenue over the license term. Deferred revenue arises from payments received in advance of the culmination of the earnings process and will be recognized as revenue in future periods when the applicable revenue recognition criteria as described above are met.

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

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires consolidation of variable interest entities by the entity's primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The Acacia Technologies group must apply FIN 46 to variable entities existing prior to February 1, 2003 beginning on July 1, 2003. The Acacia Technologies group does not expect the adoption of FIN 46 to have a material impact on its financial condition or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The Acacia Technologies group does not expect the adoption of SFAS No. 149 to have a material impact on its financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Acacia Technologies group on July 1, 2003. The Acacia Technologies group does not expect the adoption of SFAS No. 150 to have a material impact on its financial condition or results of operations.


4.       GOODWILL AND INTANGIBLES

         Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which provides that goodwill is no longer subject to amortization. Instead, goodwill is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. The Acacia Technologies group has two reporting units: 1) Acacia Media Technologies Corporation and 2) Soundview Technologies, Inc. As of January 1, 2002, the date of adoption of the standard, the Acacia Technologies group had unamortized goodwill in the amount of $1,776,000. In 2002, the Acacia Technologies group performed a transitional goodwill impairment assessment and a year end goodwill impairment assessment and determined that there was no impairment of goodwill. The fair value of the Acacia Technologies group reporting unit was estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         The Acacia Technologies group's only identifiable intangible assets are patents. Annual aggregate amortization expense for each of the next five years through December 31, 2007 is estimated to be $500,000 per year.

         At June 30, 2003 and December 31, 2002, all of the Acacia Technologies group's acquired intangible assets other than goodwill were subject to amortization.

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

         The following discussion is based primarily on our unaudited consolidated balance sheet as of June 30, 2003 and on our unaudited consolidated statement of operations for the period from January 1, 2003 to June 30, 2003. The discussion compares the activities for the three and six months ended June 30, 2003 to the activities for the three and six months ended June 30, 2002. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

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

Highlights of the first and second quarter of 2003 are as follows:

COMBIMATRIX GROUP

    o During the first and second quarter of 2003, CombiMatrix Corporation received cash payments totaling $6.5 million related to the completion of certain milestones and $549,000 related to the delivery of prototype products and services pursuant to its agreements with Roche Diagnostics, GmbH or Roche, and an up-front payment of $1.0 million pursuant to its agreement with Toppan Printing Corporation, or Toppan, executed in April 2003, as described below. All milestone, prototype product and services and upfront payments received from Roche and Toppan to date have been recorded as deferred revenues at June 30, 2003.

    o In March 2003, the CombiMatrix group's Japanese subsidiary, CombiMatrix K.K., sold and installed a genomics microarray synthesizer system to Keio University of Japan. CombiMatrix K.K. received and recognized $216,000 in revenues related to the sale and installation of the genomics microarray synthesizer system in the first quarter of 2003.

    o In April 2003, CombiMatrix K.K. sold a DNA microarray synthesizer to Nihon Gene Research Laboratory, or NGRL. Under the terms of the agreement, NGRL purchased a CombiMatrix Corporation custom slide bio-chip synthesizer and entered into a multi-year agreement to purchase bio-chips that will be used to provide contract research services in Japan. CombiMatrix K.K. received an advance payment of $182,000 in March 2003 from NGRL for the sale of the synthesizer system, which is recorded as deferred revenue at June 30, 2003. The installation of this system is expected to be completed during the third quarter of 2003. CombiMatrix K.K. and NGRL also entered into a co-development and research agreement to investigate various aspects of genetic analysis.

    o In April 2003, CombiMatrix Corporation designed and fabricated the first microarray based on the SARS (Severe Acute Respiratory Syndrome) corona virus genome. The first microarrays were fabricated within 48 hours of publication of the corona virus genome sequence believed to be responsible for SARS, underscoring CombiMatrix Corporation's ability to rapidly design and build custom microarrays. Due to the public health and economic implications of SARS, CombiMatrix Corporation made the decision to provide a limited number of the new SARS microarrays to key government and academic researchers at no cost.

    o In May 2003, CombiMatrix Corporation produced pools of small interfering RNA molecules directed at specific genes of the SARS corona virus. CombiMatrix Corporation is collaborating with the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, or NIH, and the U.S. Army Medical Research Institute of Infectious Diseases to conduct the initial screening of the siRNA samples against the SARS corona virus.

    o In May 2003, CombiMatrix Corporation entered into a multi-year strategic alliance with Toppan to develop and manufacture microarrays utilizing CombiMatrix Corporation's proprietary electrochemical detection approach. Under the terms of the agreement, Toppan paid CombiMatrix Corporation an upfront fee of $1.0 million in the second quarter of 2003 and will make additional development and milestone payments. CombiMatrix Corporation and Toppan will co-develop semiconductor microarrays for applications in life sciences research and development as well as diagnostics.

    o In May 2003, Acacia Research Corporation completed a private equity financing raising gross proceeds of $5.2 million through the issuance of 2,417,000 units. Each unit consists of one share of Acacia Research-CombiMatrix common stock, or AR-CombiMatrix stock, and one-half, five-year callable common stock purchase warrant. Each full common stock purchase warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $2.75 per share and is callable by Acacia Research Corporation once the daily average of the high and low prices of Acacia Research Corporation's AR-CombiMatrix stock on the Nasdaq SmallCap Market is equal to or above $4.50 for 20 consecutive trading days. Net proceeds raised from the private equity financing of $4.9 million have been attributed to the CombiMatrix Group.

    o In June 2003, CombiMatrix Corporation launched Express Track(sm), a drug discovery program which integrates advanced bioinformatic design applications with CombiMatrix Corporation's proprietary chip-based synthesis technologies to rapidly produce pools of siRNA molecules. The initial focus of Express Track(sm) is common viral diseases.

    o In June 2003, CombiMatrix Corporation entered into a license agreement with Nanomaterials Discovery Corporation, or NDC, based on CombiMatrix Corporation's platform technology. Under the terms of the agreement, NDC will have a license to use CombiMatrix Corporation's microarray technology to augment and accelerate its own nano material discovery program. CombiMatrix Corporation will share in the revenue from the commercialization of any newly discovered materials. CombiMatrix Corporation will also receive a license to intellectual property owned by NDC.

    o In June 2003, CombiMatrix Corporation began collaborating with the research group of Dr. Bonaventura Clotet, M.D., Ph.D., of the Retrovirology Laboratory irsiCaixa, a leading research and treatment center for AIDS in Europe, to conduct the initial efficacy screening of pooled siRNA compounds against Human Immunodeficiency Virus, Type-1.


ACACIA TECHNOLOGIES GROUP

    o Since November 2002, the Acacia Technologies group has entered into 27 license agreements for its DMT technology. Seven license agreements were executed in the first quarter of 2003 and 13 were executed in the second quarter of 2003. Licensees include LodgeNet Entertainment Corporation, the industry-leader for hotel video-on-demand as discussed below, Grupo Pegaso, a partner with Spain's Telefonica in Mexico's second largest mobile telephony company, Virgin Radio, a leading digital broadcast company, and 24 Internet Streaming Companies. All of the Acacia Technologies group's DMT license agreements provide for recurring license fee payments to be made by the respective licensees over the term of the licenses.

    o In February 2003, Acacia Media Technologies Corporation, or Acacia Media Technologies, initiated DMT patent infringement litigation in the Federal District Court for the Central District of California against approximately 40 defendants who provide digital content over the Internet. All of the defendants were previously notified of their infringing activity.

    o In May 2003, the Acacia Technologies Group licensed its DMT technology to LodgeNet Entertainment Corporation, the industry-leader for hotel video-on-demand. LodgeNet provides on-demand movies and other services to 5,700 hotel properties with 960,000 rooms serving 260 million guests annually. Acacia Technologies Group will receive recurring quarterly licensing fees from LodgeNet, commencing in the third quarter of 2003 and ending upon the expiration of the DMT patents, for each of its digital rooms. LodgeNet has deployed digital services in 300,000 of its rooms and plans to have digital services installed in over 40% of its 960,000 rooms by the end of 2003.

    o The Acacia Technologies group's patent on the V-chip technology expired in July 2003. To date, the Acacia Technologies group has licensed its V-chip technology to 13 television manufacturers representing approximately 75% of the industry. Depending on the outcome of ongoing licensing efforts and related infringement actions, the Acacia Technologies group may, however, continue to collect license fees on televisions sold in the United States during the patent term, subsequent to the July 2003 patent expiration date. The Acacia Technologies group is marketing its DMT technology and is from time to time may acquire other technologies. Acacia Technologies group's digital media transmission patent portfolio expires in 2011 in the U.S. and in 2012 in international markets.

ACACIA RESEARCH CORPORATION CONSOLIDATED
RESULTS OF OPERATIONS (IN THOUSANDS)


                                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                      -----------------------------   -----------------------------
                                                                      June 30, 2003   June 30, 2002   JUNE 30, 2003   JUNE 30, 2002
                                                                      -------------   -------------   -------------   -------------

Net revenues ......................................................   $         25    $        438    $        247    $        687
Cost of sales .....................................................             --            (253)            (77)           (253)
Research and development expenses .................................         (2,158)         (5,026)         (4,493)         (7,694)
Non-cash stock compensation expense - research and development ....           (280)           (692)           (282)         (1,113)
Marketing, general and administrative expenses ....................         (3,552)         (5,516)         (7,807)         (9,587)
Non-cash stock compensation expense - marketing,
   general and administrative .....................................           (496)         (1,451)           (634)         (2,453)
Amortization of patents ...........................................           (399)           (564)           (799)         (1,128)
Other (expenses) income, net ......................................             (4)           (816)            248          (1,269)
Benefit for income taxes ..........................................             66              75             126             144
Minority interests ................................................             24           4,104              30           6,539
                                                                      -------------   -------------   -------------   -------------
Net loss ..........................................................   $     (6,774)   $     (9,701)   $    (13,441)   $    (16,127)
                                                                      =============   =============   =============   =============


COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

REVENUES

         LICENSE FEE INCOME. During the three months ended June 30, 2003, license fee revenues were $19,000, as compared to zero during the three months ended June 30, 2002. During the six months ended June 30, 2003, license fee revenues were $25,000, as compared to zero during the six months ended June 30, 2002. First and second quarter 2003 license fee income relates solely to DMT technology license fee revenues which the Acacia Technologies group began to recognize in the first quarter of 2003. Under the terms of the respective DMT license agreement with each individual licensee, the Acacia Technologies group granted a one-year non-exclusive license for the use of its patented DMT technology in exchange for an annual license fee. Prepaid license fee payments received are deferred and amortized to revenue over the license term.

         PRODUCT REVENUES AND COST OF SALES. During the three months ended June 30, 2003, product revenues were zero, as compared to $274,000 during the three months ended June 30, 2002, with related cost of sales of zero and $253,000 for the same periods, respectively. During the six months ended June 30, 2003, product revenues were $209,000, as compared to $274,000 during the six months ended June 30, 2002, with related cost of sales of $77,000 and $253,000 for the same periods, respectively. In 2003, product revenues and cost of sales were recognized by the CombiMatrix group's Japanese subsidiary from the sale of a genomics microarray synthesizer and related microarray products and services to Japanese research institutions in the first quarter of 2003. In 2002, product revenue and cost of sales were recognized by the CombiMatrix group's Japanese subsidiary from the sale of a gene chip synthesizer and a gene-chip reader to a Japanese government institution.

         GRANT AND CONTRACT REVENUE. During the three months ended June 30, 2003, grant and contract revenues were $6,000, as compared to $164,000 during the three months ended June 30, 2002. During the six months ended June 30, 2003, grant and contract revenues were $13,000, as compared to $413,000 during the six months ended June 30, 2002. Contract revenues recognized during 2003 relate to ongoing contract maintenance and service revenues earned by CombiMatrix K.K., which were zero in the comparable 2002 periods. During the comparable periods in 2002, grant revenues included amounts earned from CombiMatrix Corporation's performance under its Phase I Small Business Innovative Research, or SBIR, Department of Defense contract, Phase I NIH, grant and one-time contract research and development revenues. The SBIR Department of Defense and NIH grants were completed during the third quarter of 2002.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT EXPENSES. During the three months ended June 30, 2003, research and development expenses were $2.2 million, as compared to $5.0 million during the three months ended June 30, 2002. During the six months ended June 30, 2003, research and development expenses were $4.5 million, as compared to $7.7 million during the six months ended June 30, 2002. The CombiMatrix group's research and development activities continue to be driven primarily by ongoing performance obligations under the product commercialization phase of its license, research and development agreements with Roche. These activities include costs associated with direct labor, supplies and materials, development of prototype microarrays and instruments and the use of outside consultants for certain engineering efforts. Due to the achievement of several significant milestones during the third and fourth quarters of 2002, these research and development activities decreased during the three and six months ended June 30, 2003, as compared to the same periods in 2002. The CombiMatrix group expects its research and development expenses to be volatile and such expenses could increase in future periods as additional milestones are achieved for both existing and future contract research and development agreements.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended June 30, 2003, marketing, general and administrative expenses were $3.6 million, as compared to $5.5 million during the three months ended June 30, 2002. During the six months ended June 30, 2003, marketing, general and administrative expenses were $7.8 million, as compared to $9.6 million during the six months ended June 30, 2002. The decrease was due primarily to a decrease in the CombiMatrix group's corporate legal expenses, a decrease in legal and accounting expenses related to Acacia Research Corporation's recapitalization and merger transactions completed in December 2002 and a decrease in overhead due to reduced general and administrative personnel. The decrease was partially offset by an increase in the CombiMatrix group's rent and utilities expenses as a result of the increase in occupancy of its corporate headquarters in Mukilteo, Washington, an increase in the CombiMatrix group's one-time accrued severance related expenses incurred in the first quarter of 2003 and an increase in costs related to the Acacia Technologies group's ongoing DMT patent commercialization and enforcement efforts, including increased legal and engineering costs related to new patent claims and the identification of potential licensees of our DMT technology.

         NON-CASH STOCK COMPENSATION EXPENSE.

                  RESEARCH AND DEVELOPMENT. During the three months ended June 30, 2003, research and development related non-cash stock compensation charges, all of which relate to the CombiMatrix group, were $280,000, as compared to $692,000 during the three months ended June 30, 2002. During the six months ended June 30, 2003, research and development related non-cash stock compensation charges, all of which relate to the CombiMatrix group, were $282,000, as compared to $1.1 million during the six months ended June 30, 2002.

                  MARKETING, GENERAL AND ADMINISTRATIVE. During the three months ended June 30, 2003, marketing, general and administrative non-cash stock compensation charges, primarily related to the CombiMatrix group, were $496,000, as compared to $1.5 million during the three months ended June 30, 2002. During the six months ended June 30, 2003, marketing, general and administrative non-cash stock compensation charges, primarily related to the CombiMatrix group, were $634,000, as compared to $2.5 million during the six months ended June 30, 2002.

                  The decrease in non-cash stock compensation charges related to research and development and marketing, general and administrative related expenses is primarily due to the forfeiture of certain unvested options and the accelerated method of amortization utilized pursuant to Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," or FIN No. 28, which results in higher amounts of amortization in the early vesting periods. The CombiMatrix group's remaining amount of deferred stock compensation expense of $2.0 million as of June 30, 2003 is expected to be nearly fully amortized by the end of 2003.

         AMORTIZATION OF PATENTS. During the three months ended June 30, 2003, amortization of patents was $399,000, as compared to $564,000 during the three months ended June 30, 2002. During the six months ended June 30, 2003, amortization of patents was $799,000, as compared to $1.1 million during the six months ended June 30, 2002. The increase is due to the December 13, 2002 step acquisition of CombiMatrix Corporation by Acacia Research Corporation, which resulted in the recognition of additional core technology patent valued at $5.3 million. As a result, Acacia Research Corporation will record additional amortization expense of approximately $755,000 on an annual basis (over the economic useful life of approximately 7 years), related to the core technology patent intangible asset identified in connection with the application of the purchase method of accounting. The increase was offset by a reduction in patent amortization expense due to V-chip technology related patent costs and other intangibles that were fully amortized during 2002.

OTHER INCOME (EXPENSES), NET

         OTHER INCOME (EXPENSES), NET. During the three months ended June 30, 2003, other expense, net was ($4,000), as compared to ($816,000) during the three months ended June 30, 2002. During the six months ended June 30, 2003, other income, net was $248,000, as compared to ($1.3 million) in other expenses, net during the six months ended June 30, 2002. The significant components of other income (expense) were as follows:

                  INTEREST INCOME. During the three months ended June 30, 2003, interest income was $177,000, as compared to $293,000 during the three months ended June 30, 2002. During the six months ended June 30, 2003, interest income was $392,000, as compared to $700,000 during the six months ended June 30, 2002. The decrease was primarily due to a decrease in average cash balances related to net operating cash outflows and the continuing impact of declining interest rates and other external economic factors negatively impacting rates of return on short-term investments occurring during 2002 and continuing in 2003.

                  REALIZED AND UNREALIZED GAINS/ LOSSES ON SHORT-TERM INVESTMENTS. During the three months ended June 30, 2003, net realized gains on investments were $25,000, as compared to net realized and unrealized losses on investments of $1.1 million during the three months ended June 30, 2002. During the six months ended June 30, 2003, net realized gains on investments were $62,000, as compared to net realized and unrealized losses on investments of $2.0 million during the six months ended June 30, 2002. The decrease is due to no investments classified as trading securities held during 2003.

                  IMPAIRMENT OF COST METHOD INVESTMENT. In the second quarter of 2003, we recorded an impairment charge of $207,000 for an other-than-temporary decline in the fair value of our cost method investment. Impairment indicators included a decline in the working capital of the entity and reference to a recent equity transaction and related valuation indicating an other-than-temporary decline in the fair value of our investment.

                  MINORITY INTERESTS. During the three months ended June 30, 2003, minority interests in the losses of consolidated subsidiaries was $24,000, as compared to $4.1 million during the three months ended June 30, 2002. During the six months ended June 30, 2003, minority interests in the losses of consolidated subsidiaries was $30,000, as compared to $6.5 million during the six months ended June 30, 2002. Minority interests recorded during 2002 relate primarily to our majority ownership interest in CombiMatrix Corporation during 2002. As a result of our merger with CombiMatrix Corporation in December 2002, which increased our ownership interest to 100%, we no longer record minority interests related to our investment in CombiMatrix Corporation.

INFLATION

         Inflation has not had a significant impact on Acacia Research Corporation.

LIQUIDITY AND CAPITAL RESOURCES

         Acacia Research Corporation's consolidated cash and cash equivalents and short-term investments totaled $55.1 million at June 30, 2003 compared to $54.7 million at December 31, 2002.

         Net cash used in continuing operating activities for the six months ended June 30, 2003 was $3.8 million compared to $13.2 million for the six months ended June 30, 2002. The decrease was primarily due to an increase in working capital related to cash payments received by CombiMatrix Corporation from Roche and Toppan totaling $8.1 million during the six months ended June 30, 2003, as discussed above. The increase in deferred revenues related to cash receipts, primarily from Roche, for the six months ended June 30, 2002 was $1.6 million. The decrease is also due to a reduction in net cash used in operations (before the impact of changes in working capital) which were $10.9 million for the six months ended June 30, 2003, as compared to $13.7 million for the six months ended June 30, 2002.

         Net cash flows used in continuing investing activities was $2.4 million for the six months ended June 30, 2003, as compared to net cash provided by continuing investing activities of $4.2 million for the six months ended June 30, 2002. The change is primarily due to an increase in short term investments purchased during the six months ended June 30, 2003 related to the cash payments received from Roche and Toppan discussed above.

         Net cash provided by financing activities was $4.9 million for the six months ended June 30, 2003, as compared to net cash used in financing activities of $383,000 for the six months ended June 30, 2002. The increase is due to Acacia Research Corporation's completion of a private equity financing in May 2003, raising net proceeds of $4.9 million, as discussed above. Cash used in financing activities for the six months ended June 30, 2002 was comprised primarily of payments on CombiMatrix Corporation's capital lease obligation totaling $456,000 (the capital lease obligation was paid in full in November
2002) and capital distributions to minority shareholders of subsidiaries of $430,000, which were partially offset by proceeds from stock option exercises of $214,000 and capital contributions from minority shareholders of subsidiaries of $300,000.

         We have no commitments for capital expenditures. Our minimum rental commitments on operating leases related to continuing operations are $1.2 million (2003), $2.0 million (2004), $2.1 million (2005 and 2006), $2.0 million
(2007) and $1.6 million (thereafter). We have no committed lines of credit or other committed funding or long-term debt.

         CombiMatrix Corporation is required to pay Nanogen, Inc., or Nanogen, $500,000 in September 2003, representing the second and final installment of the $1.0 million cash payment due to Nanogen in accordance with the September 30, 2002 settlement agreement entered into between CombiMatrix Corporation, Dr. Don Montgomery and Nanogen. In addition, CombiMatrix Corporation will be required to pay 12.5% of certain revenues, subject to minimum and maximum amounts not to exceed $1.5 million per year, beginning in the fourth quarter of 2003, for the remaining life of the CombiMatrix group's core patents.

         Management believes that our cash and cash equivalents and short term investments, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet our cash requirements for the foreseeable future.

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

GENERAL

         The CombiMatrix group, a division of Acacia Research Corporation, is comprised of CombiMatrix Corporation and its subsidiaries, CombiMatrix K.K. and Advanced Material Sciences, and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation's life sciences businesses. The CombiMatrix group's core technology opportunity in the life sciences sector has been primarily developed through CombiMatrix Corporation, which was formed in October 1995. CombiMatrix Corporation is a life sciences technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip. This proprietary technology has applications relating to genomic and proteomic research, biological and chemical detection and combinatorial chemistry markets. This technology also enables the design and synthesis of nucleic acids as potential therapeutics. Advanced Material Sciences, a development stage company, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences. CombiMatrix K.K., an indirect wholly -owned Japanese corporation, is exploring opportunities for CombiMatrix Corporation's active biochip system with academic, pharmaceutical and biotechnology organizations in the Asian market.

         In July 2003, Acacia Research Corporation purchased 95% of the outstanding 13% minority interests in Advanced Material Sciences from existing minority shareholders. Acacia Research Corporation issued 295,790 shares of its AR-CombiMatrix stock in exchange for the 12% ownership interest in Advanced Material Sciences acquired. Also in July 2003, Acacia Research Corporation purchased the outstanding minority interests in CombiMatrix K.K. from Marubeni Corporation ("Marubeni"). Acacia Research Corporation issued 200,000 shares of its AR-CombiMatrix stock to Marubeni in exchange for Marubeni's minority interest in CombiMatrix K.K. Acacia Research Corporation's interests in Advanced Material Sciences and CombiMatrix K.K. have been attributed to the CombiMatrix group.

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

COMBIMATRIX GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
RESULTS OF OPERATIONS (IN THOUSANDS)

                                                               THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                         -------------------------------   -------------------------------
                                                          JUNE 30, 2003    JUNE 30, 2002    JUNE 30, 2003    JUNE 30, 2002
                                                         --------------   --------------   --------------   --------------

Product revenue ......................................   $          --    $         274    $         209    $         274
Grant and contract revenue ...........................               6              164               13              413
Cost of sales ........................................              --             (253)             (77)            (253)
Research and development expenses ....................          (2,158)          (5,026)          (4,493)          (7,694)
Non-cash stock compensation expenses - research
   and development ...................................            (280)            (692)            (282)          (1,113)
Marketing, general and administrative expenses .......          (2,099)          (2,927)          (4,768)          (5,211)
Non-cash stock compensation expenses - marketing,
   general and administrative ........................            (496)          (1,443)            (634)          (2,434)
Amortization of patents ..............................            (274)             (99)            (548)            (198)
Other income, net ....................................              45               89              112              278
Benefit for income taxes .............................              35               39               68               79
Minority interests ...................................              24            3,979               30            6,377
                                                         --------------   --------------   --------------   --------------
Division net loss ....................................   $      (5,197)   $      (5,895)   $     (10,370)   $      (9,482)
                                                         ==============   ==============   ==============   ==============


COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

         PRODUCT REVENUES AND COST OF SALES. During the three months ended June 30, 2003, product revenues were zero, as compared to $274,000 during the three months ended June 30, 2002, with related cost of sales of zero and $253,000 for the same periods, respectively. During the six months ended June 30, 2003, product revenues were $209,000, as compared to $274,000 during the six months ended June 30, 2002, with related cost of sales of $77,000 and $253,000 for the same periods, respectively. In 2003, product revenues and cost of sales were recognized by the CombiMatrix group's Japanese subsidiary from the sale of a genomics microarray synthesizer and related microarray products and services to Japanese research institutions. In 2002, product revenue and cost of sales were recognized by the CombiMatrix group's Japanese subsidiary from the sale of a gene chip synthesizer and a gene-chip reader to a Japanese government institution.

         GRANT AND CONTRACT REVENUE. During the three months ended June 30, 2003, grant and contract revenues were $6,000, as compared to $164,000 during the three months ended June 30, 2002. During the six months ended June 30, 2003, grant and contract revenues were $13,000, as compared to $413,000 during the six months ended June 30, 2002. Contract revenues recognized during the three and six months ended June 30, 2003 relate to ongoing contract maintenance and service revenues earned by CombiMatrix K.K., which were zero in the comparable 2002 periods. During the comparable periods in 2002, grant revenues included amounts earned from CombiMatrix Corporation's performance under its Phase I SBIR, Department of Defense contract, Phase I NIH, grant and one-time contract research and development revenues. The SBIR Department of Defense and NIH grants were completed during the third quarter of 2002.

         RESEARCH AND DEVELOPMENT EXPENSES. During the three months ended June 30, 2003, research and development expenses were $2.2 million, as compared to $5.0 million during the three months ended June 30, 2002. During the six months ended June 30, 2003, research and development expenses were $4.5 million, as compared to $7.7 million during the six months ended June 30, 2002. The CombiMatrix group's research and development activities continue to be driven primarily by ongoing performance obligations under the product commercialization phase of its license, research and development agreements with Roche. These activities include costs associated with direct labor, supplies and materials, development of prototype microarrays and instruments and the use of outside consultants for certain engineering efforts. Due to the achievement of several significant milestones during the third and fourth quarters of 2002, these research and development activities decreased during the three and six months ended June 30, 2003, as compared to the same period in 2002. The CombiMatrix group expects that its research and development activities will be volatile and such expenses could increase in future periods as additional milestones are achieved for both existing and future contract research and development agreements.

         Since July 2001, the inception of CombiMatrix Corporation's strategic alliance with Roche, the majority of the CombiMatrix group's research and development efforts have been driven by obligations under its agreements with

Roche. These projects include development of production microarray instrumentation and hardware, improved microarray synthesis techniques, development of higher density microarrays and the development of a robust manufacturing process for its microarray platform. These projects are expected to continue into 2005 as determined by the timelines specified in the agreements.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended June 30, 2003, marketing, general and administrative expenses were $2.1 million, as compared to $2.9 million during the three months ended June 30, 2002. During the six months ended June 30, 2003, marketing, general and administrative expenses were $4.8 million, as compared to $5.2 million during the six months ended June 30, 2002. The decrease was due primarily to a decrease in the CombiMatrix group's legal expenses and a decrease in legal and accounting expenses related to Acacia Research Corporation's recapitalization and merger transactions completed in December 2002, which were partially offset by an increase in the CombiMatrix group's rent and utilities expenses as a result of the increase in occupancy of its headquarters in Mukilteo, Washington, and an increase in the CombiMatrix group's one-time accrued severance related expenses incurred in the first quarter of 2003.

         NON-CASH STOCK COMPENSATION EXPENSE.

                  RESEARCH AND DEVELOPMENT. During the three months ended June 30, 2003, research and development related non-cash stock compensation charges were $280,000, as compared to $692,000 during the three months ended June 30, 2002. During the six months ended June 30, 2003, research and development related non-cash stock compensation charges were $282,000, as compared to $1.1 million during the six months ended June 30, 2002.

                  MARKETING, GENERAL AND ADMINISTRATIVE. During the three months ended June 30, 2003, marketing, general and administrative non-cash stock compensation charges were $496,000, as compared to $1.4 million during the three months ended June 30, 2002. During the six months ended June 30, 2003, marketing, general and administrative non-cash stock compensation charges were $634,000, as compared to $2.4 million during the six months ended June 30, 2002.

                  The decrease in non-cash stock compensation charges related to research and development and marketing, general and administrative expenses is primarily due to the forfeiture of certain unvested options and the accelerated method of amortization utilized by the CombiMatrix group pursuant to FIN No. 28, which results in higher amounts of amortization in the early vesting periods. The CombiMatrix group's remaining amount of deferred stock compensation expense of $2.0 million as of June 30, 2003 is expected to be nearly fully amortized by the end of 2003.

         AMORTIZATION OF PATENTS. During the three months ended June 30, 2003, amortization of patents was $274,000, as compared to $99,000 during the three months ended June 30, 2002. During the six months ended June 30, 2003, amortization of patents was $548,000, as compared to $198,000 during the six months ended June 30, 2002. The increase in patent amortization was due to the December 13, 2002 step acquisition of CombiMatrix Corporation by Acacia Research Corporation, which resulted in the recognition of additional core technology patent valued at $5.3 million, which was attributed to the CombiMatrix group. As a result, the CombiMatrix group will record additional amortization expense of approximately $755,000 on an annual basis (over the economic useful life of approximately 7 years), related to the core technology patent intangible asset identified in connection with the application of the purchase method of accounting.

         OTHER INCOME, NET. During the three months ended June 30, 2003, other income, net was $45,000, as compared to $89,000 during the three months ended June 30, 2002. During the six months ended June 30, 2003, other income, net was $112,000, as compared to $278,000 during the six months ended June 30, 2002. The significant components of other income (expense) were as follows:

                  INTEREST INCOME. During the three months ended June 30, 2003, interest income was $45,000, as compared to $146,000 during the three months ended June 30, 2002. During the six months ended June 30, 2003, interest income was $112,000, as compared to $399,000 during the six months ended June 30, 2002. The decrease was due primarily to lower average cash and cash equivalents balances and short-term investments during the three and six months ended June 30, 2003, as compared to the same periods in 2002, as well as lower market interest rates earned on the CombiMatrix group's cash and investments.

                  INTEREST EXPENSE. During the three months ended June 30, 2003, interest expense was zero, as compared to $57,000 during the three months ended

June 30, 2002. During the six months ended June 30, 2003, interest expense was zero, as compared to $121,000 during the six months ended June 30, 2002. Interest expense related to CombiMatrix Corporation's capital lease obligation with a financial institution, which was executed in September 2001. In November 2002, the remaining balance of this obligation was repaid in full.

         MINORITY INTERESTS. During the three months ended June 30, 2003, minority interests in the losses of consolidated subsidiaries was $24,000, as compared to $4.0 million during the three months ended June 30, 2002. During the six months ended June 30, 2003, minority interests in the losses of consolidated subsidiaries was $30,000, as compared to $6.4 million during the six months ended June 30, 2002. As a result of Acacia Research Corporation's merger with CombiMatrix Corporation in December 2002, which increased Acacia Research Corporation's ownership interest to 100%, the CombiMatrix group no longer records minority interests related to Acacia Research Corporation's investment in CombiMatrix Corporation, resulting in the overall decrease in minority interests recognized during 2003, as compared to the same periods in 2002.

INFLATION

         Inflation has not had a significant impact on the CombiMatrix group.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2003 and December 31, 2002, cash and cash equivalents and short-term investments totaled $19.3 million and $14.9 million, respectively.

         Net cash used in continuing operating activities for the six months ended June 30, 2003 was $854,000, as compared to $10.4 million for the six months ended June 30, 2002. The decrease was primarily due to an increase in working capital related to cash payments received by the CombiMatrix group totaling $8.1 million, consisting of $6.5 million related to the completion of certain milestones and $549,000 related to the delivery of prototype products and services pursuant to its agreements with Roche, and an up-front payment of $1,000,000 pursuant to its agreement with Toppan. Cash payments received have been recorded as deferred revenues at June 30, 2003. The increase in deferred revenues related to cash payments received, primarily from Roche, for the six months ended June 30, 2002 was $1.6 million. The decrease is also due to a reduction in net cash used in operations (before the impact of changes in working capital) which were $8.2 million for the six months ended June 30, 2003, as compared to $11.5 million for the six months ended June 30, 2002.

         Net cash flows used in continuing investing activities was $386,000 for the six months ended June 30, 2003, as compared to net cash provided by continuing investing activities of $4.4 million for the six months ended June 30, 2002. The change is primarily due to an increase in short term investments purchased during the six months ended June 30, 2003 related to the cash payments received from Roche and Toppan discussed above.

         Net cash inflows attributed to the CombiMatrix group from financing activities was $5.3 million for the six months ended June 30, 2003, as compared to $171,000 for the six months ended June 30, 2002. The increase is primarily due to Acacia Research Corporation's completion of a private equity financing in May 2003, raising net proceeds of $4.9 million which were attributed to the CombiMatrix group.

         CombiMatrix group's rental expenses, including its share of the common area maintenance and operating expenses, are approximately $185,000 per month (excluding any allocated rent expense) at its headquarters and research facilities in Mukilteo, Washington. That amount increases over time, subject to acceleration based on actual usage of the premises, to approximately $200,000 per month by mid 2006 through 2008. The CombiMatrix group has no long-term debt or commitments for capital expenditures. The CombiMatrix group is required to pay Nanogen, Inc., or Nanogen, $500,000 in September 2003, representing the second and final installment of the $1.0 million cash payment due to Nanogen in accordance with the September 30, 2002 settlement agreement entered into between CombiMatrix Corporation, Dr. Don Montgomery and Nanogen. In addition, CombiMatrix Corporation will be required to pay 12.5% of certain revenues, subject to minimum and maximum amounts not to exceed $1.5 million per year, beginning in the fourth quarter of 2003, for the remaining life of the CombiMatrix group's core patents. In January 2001, CombiMatrix Corporation also entered into a one-year commitment, with an unrelated party, to purchase $1.1 million worth of semiconductor wafers contingent upon successfully developing a next-generation microarray.

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

          The CombiMatrix group believes that its cash and cash equivalents and short-term investment balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements for the foreseeable future. However, changes may occur that would cause the CombiMatrix group's available capital resources to be consumed significantly sooner than it currently expects.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The CombiMatrix group's exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of the group's investments are in short-term debt securities issued by the U.S. treasury and by U.S. corporations. The primary objective of the CombiMatrix group's investment activities is to preserve principal while at the same time maximizing the income the CombiMatrix group receives without significantly increasing risk. To minimize risk, the CombiMatrix group maintains its portfolio of cash, cash equivalents and short-term investments in a variety of investment-grade securities and with a variety of issuers, including corporate notes, commercial paper, government securities and money market funds. Due to the nature of its short-term investments, the CombiMatrix group believes that it is not subject to any material market risk exposure.

         At June 30, 2003 and December 31, 2002, the CombiMatrix group had certain assets and liabilities denominated in Japanese Yen as a result of forming CombiMatrix K.K. However, due to the relative insignificance of those amounts, the CombiMatrix group does not believe that it has significant exposure to foreign currency exchange rate risks. The CombiMatrix group currently does not use derivative financial instruments to mitigate this exposure. The CombiMatrix group continues to review this and may begin hedging certain foreign exchange risks through the use of currency forwards or options in future periods.

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

GENERAL

         The Acacia Technologies group, a division of Acacia Research Corporation, is comprised primarily of Acacia Research Corporation's wholly owned media technology subsidiaries, Acacia Media Technologies and Soundview Technologies, Inc., or Soundview Technologies, and also includes all other related corporate assets and liabilities and related transactions of Acacia Research Corporation that are attributed to its media technology businesses.

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

         The Acacia Technologies group's patent on the V-chip technology expired in July 2003. However, depending on the outcome of ongoing licensing efforts and related infringement actions, the Acacia Technologies group may continue to collect license fees on televisions sold in the United States during the patent term, subsequent to the July 2003 patent expiration date. The Acacia Technologies group is marketing its DMT technology and is looking to acquire other technologies. Acacia Technologies group's digital media transmission patent portfolio expires in 2011 in the U.S. and in 2012 in international markets. If we do not succeed in acquiring such technologies or are unable to successfully commercially license our existing and future technologies, our financial condition may be adversely impacted.

ACACIA TECHNOLOGIES GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
RESULTS OF OPERATIONS (IN THOUSANDS)


                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     -------------------------------   -------------------------------
                                                     JUNE 30, 2003    JUNE 30, 2002    JUNE 30, 2003    JUNE 30, 2002
                                                     --------------   --------------   --------------   --------------

Net revenues .....................................   $          19    $          --    $          25    $          --
Marketing, general and administrative expenses ...            (878)          (2,357)          (2,202)          (3,944)
Legal expenses - patents .........................            (575)            (240)            (837)            (451)
Amortization of patents ..........................            (125)            (465)            (251)            (930)
Other (expenses) income, net .....................             (49)            (905)             136           (1,547)
Benefit for income taxes .........................              31               36               58               65
Minority interests ...............................              --              125               --              162
                                                     --------------   --------------   --------------   --------------
Division net loss ................................   $      (1,577)   $      (3,806)   $      (3,071)   $      (6,645)
                                                     ==============   ==============   ==============   ==============


COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

REVENUES

         LICENSE FEE INCOME. During the three months ended June 30, 2003, license fee revenues were $19,000, as compared to zero during the three months ended June 30, 2002. During the six months ended June 30, 2003, license fee revenues were $25,000, as compared to zero during the six months ended June 30, 2002. First and second quarter 2003 license fee income relates solely to DMT technology license fee revenues which the Acacia Technologies group began to recognize in the first quarter of 2003. Under the terms of the respective DMT license agreement with each individual licensee, the Acacia Technologies group granted a one-year non-exclusive license for the use of its patented DMT technology in exchange for an annual license fee. Prepaid license fee payments received are deferred and amortized to revenue over the license term.

OPERATING EXPENSES

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended June 30, 2003, marketing, general and administrative expenses were $878,000, as compared to $2.3 million during the three months ended June 30, 2002. During the six months ended June 30, 2003, marketing, general and administrative expenses were $2.2 million, as compared to $3.9 million during the six months ended June 30, 2002. The decrease was due primarily to a decrease in legal and accounting related expenses related to Acacia Research Corporation's recapitalization and merger transactions completed in December 2002 and a decrease in overhead due to reduced general and administrative personnel. The decrease was partially offset by an increase in internal expenses related to the Acacia Technologies group's ongoing DMT patent commercialization and enforcement efforts, including increased engineering costs related to new patent claims and the identification of potential licensees of the Acacia Technologies group's DMT technology.

         LEGAL EXPENSES - PATENTS. During the three months ended June 30, 2003, patent related legal expenses were $575,000, as compared to $240,000 during the three months ended June 30, 2002. During the six months ended June 30, 2003, patent related legal expenses were $837,000, as compared to $451,000 during the six months ended June 30, 2002. Patent related legal expenses in both periods relates to legal fees incurred in connection with the Acacia Technologies group's ongoing DMT patent commercialization and enforcement efforts, including legal and engineering costs related to new patent claims and the identification of potential licensees of the Acacia Technologies group's DMT technology.

OTHER INCOME (EXPENSES), NET

         OTHER INCOME (EXPENSES), NET. During the three months ended June 30, 2003, other expense, net was ($49,000), as compared to ($905,000) during the three months ended June 30, 2002. During the six months ended June 30, 2003, other income, net was $136,000, as compared to ($1.5 million) in other expenses, net during the six months ended June 30, 2002. The significant components of other income (expense) were as follows:

                  INTEREST INCOME. During the three months ended June 30, 2003, interest income was $132,000, as compared to $147,000 during the three months ended June 30, 2002. During the six months ended June 30, 2003, interest income was $280,000, as compared to $301,000 during the six months ended June 30, 2002. The decrease was primarily due to a decrease in average cash balances related to net operating cash outflows and the continuing impact of declining interest rates and other external economic factors negatively impacting rates of return on short-term investments occurring during 2002 and continuing in 2003.

                  REALIZED AND UNREALIZED GAINS/LOSSES ON SHORT-TERM INVESTMENTS. During the three months ended June 30, 2003, net realized gains on investments were $25,000, as compared to net realized and unrealized losses on investments of $1.1 million. During the six months ended June 30, 2003, net realized gains on investments were $62,000, as compared to net realized and unrealized losses on investments of $2.0 million during the six months ended June 30, 2002. The decrease is due to no investments classified as trading securities held during 2003.

                  IMPAIRMENT OF COST METHOD INVESTMENT. In the second quarter of 2003, the Acacia Technologies group recorded an impairment charge of $207,000 for an other-than-temporary decline in the fair value of its cost method investment. Impairment indicators included a decline in the working capital of the entity and reference to a recent equity transaction and related valuation indicating an other-than-temporary decline in fair value of the investment.

INFLATION

         Inflation has not had a significant impact on Acacia Research Corporation.

LIQUIDITY AND CAPITAL RESOURCES

         The Acacia Technologies group's cash and cash equivalents and short-term investments totaled $35.8 million at June 30, 2003, as compared to $39.8 million at December 31, 2002.


         Net cash used in continuing operating activities for the six months ended June 30, 2003 was $2.9 million, comprised primarily of a net loss from operations of $3.1 million. Net cash used in continuing operating activities for the six months ended June 30, 2002 was $2.8 million, comprised of a net loss from operations of $6.6 million, partially offset by net sales of trading securities totaling $3.1 million.


         Net cash flows used in continuing investing activities was $2.1 million for the six months ended June 30, 2003, as compared to $170,000 for the six months ended June 30, 2002. The change is primarily due to an increase in short term investments purchased during the six months ended June 30, 2003 related to the Acacia Technologies group's ongoing cash management activities.


         Net cash outflows attributed to the Acacia Technologies group from financing activities was $429,000 for the six months ended June 30, 2003, as compared to $554,000 for the six months ended June 30, 2002. Net cash outflows attributed to the Acacia Technologies group for the six months ended June 30, 2003 and 2002 relate primarily to corporate charges allocated to the CombiMatrix group in accordance with Acacia Research Corporation management allocation policies.


         The Acacia Technologies group has no commitments for capital expenditures. The Acacia Technologies group's minimum rental commitments on operating leases related to continuing operations total approximately $300,000 per year through 2006 and $40,000 in 2007. The Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. Management believes that the Acacia Technologies group's cash and cash equivalents and short term investments, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements for the foreseeable future.

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

                                  RISK FACTORS

         AN INVESTMENT IN OUR STOCK INVOLVES A NUMBER OF RISKS. BEFORE MAKING A DECISION TO PURCHASE OUR STOCK, YOU SHOULD CAREFULLY CONSIDER ALL OF THE RISKS DESCRIBED IN THIS QUARTERLY REPORT. IF ANY OF THE RISKS DISCUSSED IN THIS QUARTERLY REPORT ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY AND ADVERSELY AFFECTED. IF THIS WERE TO OCCUR, THE TRADING PRICES OF OUR STOCK COULD DECLINE SIGNIFICANTLY AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

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

BECAUSE OUR BUSINESS OPERATIONS ARE SUBJECT TO MANY INHERENT AND UNCONTROLLABLE RISKS, WE MAY NOT SUCCEED.

         We have significant economic interests in our subsidiary companies. Our business operations are subject to numerous risks, challenges, expenses and uncertainties inherent in the establishment of new business enterprises. Many of these risks and challenges are subject to outside influences over which we have no control, including:

    o our subsidiary companies' products and services face uncertain market acceptance;
    o technological advances may make our subsidiary companies' products and services obsolete or less competitive;
    o competition is intense in the industries in which our subsidiaries do business;
    o increases in operating costs, including costs for supplies, personnel and equipment;
    o    the availability and cost of capital;
    o    general economic conditions; and
    o governmental regulation that excessively restricts our subsidiary companies' businesses.

         We cannot assure you that our subsidiary companies will be able to market any product or service on a large commercial scale, that our subsidiary companies will ever achieve or maintain profitable operations or that they, or we, will be able to remain in business.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         We have sustained substantial losses since our inception resulting in an accumulated deficit, as of June 30, 2003, of $172.4 million (including a reclassification of accumulated deficit in the amount of $21.7 million to permanent capital representing the fair value of the ten percent (10%) stock dividend paid in 2001) on a consolidated basis. We may never become profitable or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

BECAUSE OUR OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY AND MAY CONTINUE TO DO SO IN THE FUTURE, OUR STOCK PRICES MAY BE VERY VOLATILE.

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

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

         As of June 30, 2003, we had cash and short-term investments of $55.1 million on our consolidated financial statements.

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

         We cannot assure that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt or other external financings. Nevertheless, we cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for our subsidiary companies and ourselves, we may not be able to execute our business plans and our business may suffer.

FAILURE TO EFFECTIVELY MANAGE OUR GROWTH COULD PLACE STRAINS ON OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES AND COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

         Our growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. Further, as our subsidiary companies' businesses grow, we will be required to manage multiple relationships. Any further growth by us or our subsidiary companies or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to successfully implement our business plan. In addition, our future success depends on our ability to expand our organization to match the growth of our subsidiaries.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF OUR KEY EXECUTIVES, AND THE LOSS OF ANY OF THESE KEY EXECUTIVES COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

         Our success depends in part upon the continued service of our executive officers, particularly Paul R. Ryan, our Chairman and Chief Executive Officer, Robert L. Harris, II, our President and Dr. Amit Kumar, President and Chief Executive Officer of CombiMatrix Corporation. Neither Messrs. Ryan or Harris nor Dr. Kumar has an employment or non-competition agreement with us. The loss of any of these key individuals would be detrimental to our ongoing operations and prospects.

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

         During the three and six months ended June 30, 2003 and the fiscal year ended December 31, 2002, we had operating losses of approximately $6.9 million, $13.8 million and $80.3 million, respectively, and net losses of approximately $6.8 million, $13.4 million and $59.0 million, respectively. If we continue to incur operating losses, we may not have enough money to expand our business and our subsidiary companies' businesses in the future.

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


RISKS RELATING TO A CAPITAL STRUCTURE WITH TWO SEPARATE CLASSES OF COMMON STOCK

HOLDERS OF BOTH CLASSES OF OUR STOCK ARE STOCKHOLDERS OF ONE COMPANY, AND THE FINANCIAL PERFORMANCE OF ONE GROUP COULD AFFECT THE OTHER, THUS EXPOSING THE HOLDERS OF EACH GROUP'S STOCK TO THE RISKS OF AN INVESTMENT IN THE ENTIRE COMPANY.

         Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock are stockholders of a single company. The CombiMatrix group and the Acacia Technologies group are not separate legal entities. As a result, stockholders will continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of our businesses, assets and liabilities. The issuance of our AR-CombiMatrix stock and our AR-Acacia Technologies stock and the allocation of assets and liabilities and stockholders' equity between the CombiMatrix group and the Acacia Technologies group did not result in a distribution or spin-off to stockholders of any of our assets or liabilities and did not affect ownership of our assets or responsibility for our liabilities or those of our subsidiaries. The assets we attribute to one group could be subject to the liabilities of the other group, whether such liabilities arise from lawsuits, contracts or indebtedness that we attribute to the other group. If we are unable to satisfy one group's liabilities out of the assets we attribute to it, we may be required to satisfy those liabilities with assets we have attributed to the other group.

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

    o requirements for a mandatory dividend, redemption or conversion upon the disposition of all or substantially all of the assets of their corresponding group; and

    o a right to vote on matters as a separate voting class in the limited circumstances provided under Delaware law, by stock exchange rules or as determined by our board of directors (such as an amendment of our certificate of incorporation that changes the rights, privileges or preferences of the class of stock held by such stockholders).

         We will not hold separate stockholder meetings for holders of AR-CombiMatrix stock and AR-Acacia Technologies stock.

THE HOLDERS OF AR-COMBIMATRIX STOCK AND THE HOLDERS OF AR-ACACIA TECHNOLOGIES STOCK WILL HAVE CERTAIN LIMITS ON THEIR RESPECTIVE VOTING POWERS.

         GROUP COMMON STOCK WITH A MAJORITY OF VOTING POWER CAN CONTROL VOTING OUTCOMES.

         The holders of AR-CombiMatrix stock and AR-Acacia Technologies stock will vote together as a single class, except in limited circumstances. If a separate vote on a matter by the holders of either our AR-CombiMatrix stock or our AR-Acacia Technologies stock is not required under Delaware law or by stock exchange rules, and if our board of directors does not require a separate vote, either class of common stock that is entitled to more than the number of votes required to approve such matter could control the outcome of such vote - even if the matter involves a divergence or conflict of the interests between the holders of our AR-CombiMatrix stock and our AR-Acacia Technologies stock. In addition, if the holders of common stock having a majority of the voting power of all shares of common stock outstanding approve a merger, the terms of which did not require separate class voting under stock exchange rules, then the merger could be consummated - even if the holders of a majority of either class of common stock were to vote against the merger.

         GROUP COMMON STOCK WITH LESS THAN MAJORITY VOTING POWER CAN BLOCK ACTION IF A CLASS VOTE IS REQUIRED.

         If Delaware law, stock exchange rules or our board of directors requires a separate vote on a matter by the holders of either our AR-CombiMatrix stock or our AR-Acacia Technologies stock, such as a proposal to amend the terms of one class of stock, those holders could prevent approval of the matter, even if the holders of a majority of the total number of votes cast or entitled to be cast, voting together as a class, were to vote in favor of it.

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

         Our restated certificate of incorporation provides that an amendment to our restated certificate to increase or decrease the number of authorized shares of either class of common stock will require the approval of the holders of a majority of the voting power of all shares of common stock, voting together as a single class, and will not require the approval of each class of stock voting as a separate class. Accordingly, if the holders of one class of common stock hold a majority of the voting power of all shares of common stock, then that majority could approve an amendment to our restated certificate to increase or decrease the authorized shares of stock of either class without the approval of the holders of the minority class of stock.

STOCKHOLDERS MAY NOT HAVE ANY REMEDIES FOR BREACH OF FIDUCIARY DUTIES IF ANY ACTION BY OUR DIRECTORS OR OFFICERS HAS A DISADVANTAGEOUS EFFECT ON EITHER CLASS OF COMMON STOCK.

         Stockholders may not have any remedies if any action or decision of our directors and officers has a disadvantageous effect on either class of common stock compared to the other class of common stock. We are not aware of any legal precedent under Delaware law involving the fiduciary duties of directors and officers of corporations having two classes of common stock, or separate classes or series of capital stock, the rights of which, like our AR-CombiMatrix stock and AR-Acacia Technologies stock, are defined by reference to separate businesses of the corporation.

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

         As of June 30, 2003, our executive officers, directors and their affiliates beneficially owned approximately 11% of the outstanding AR-CombiMatrix stock and 20% of the outstanding AR-Acacia Technologies stock.

NUMEROUS POTENTIAL CONFLICTS OF INTERESTS EXIST BETWEEN OUR AR-COMBIMATRIX STOCK AND OUR AR-ACACIA TECHNOLOGIES STOCK WHICH MAY BE DIFFICULT TO RESOLVE BY OUR BOARD OR WHICH MAY BE RESOLVED ADVERSELY TO ONE OF THE CLASSES.

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

         When making decisions with regard to matters that create potential diverging or conflicting interests, our directors and officers will act in accordance with their fiduciary duties, the terms of our restated certificate of incorporation, and, to the extent applicable, our management and allocation policies.

         THE PERFORMANCE OF ONE GROUP OR THE DIVIDENDS PAID TO ONE GROUP MAY ADVERSELY AFFECT THE DIVIDENDS AVAILABLE FOR THE OTHER GROUP.

         Our board of directors currently has no intention to pay dividends on our AR-CombiMatrix stock or our AR-Acacia Technologies stock. Determinations as to future dividends on our AR-CombiMatrix stock and our AR-Acacia Technologies stock will be based primarily on the financial condition, results of operations and business requirements of the relevant group and Acacia Research Corporation as a whole. Subject to the limitations referred to below, our board of directors has the authority to declare and pay dividends on our AR-CombiMatrix stock and our AR-Acacia Technologies stock in any amount and could, in its sole discretion, declare and pay dividends exclusively on our AR-CombiMatrix stock, exclusively on our AR-Acacia Technologies stock, or on both, in equal or unequal amounts. Our board of directors will not be required to consider the amount of dividends previously declared on each class, the respective voting or liquidation rights of each class or any other factor.

         The performance of one group may cause our board of directors to pay more or less dividends on the common stock relating to the other group than if that other group was a stand-alone company. In addition, Delaware law and our restated certificate of incorporation impose limitations on the amount of dividends which may be paid on each class of common stock.

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

         HOLDERS OF EITHER CLASS OF COMMON STOCK COULD BE ADVERSELY AFFECTED BY A DISPOSITION OF THE ASSETS ATTRIBUTED TO THEIR RESPECTIVE GROUPS.

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

         PROCEEDS OF FUTURE ISSUANCES OF OUR STOCK COULD BE ATTRIBUTED UNFAVORABLY.

         We may in the future issue a new class of stock, such as a class of preferred stock, or additional shares of AR-CombiMatrix stock or AR-Acacia Technologies stock. Proceeds from any future issuance of any class of stock would be attributed among the CombiMatrix group or the Acacia Technologies group as determined by our board of directors. There is no requirement that the proceeds from an issuance of AR-CombiMatrix stock or AR-Acacia Technologies stock be attributed to the corresponding group. Such allocations might be materially more or less for the respective groups than what might have been attributed had our board of directors chosen a different allocation method. Also, any designated preferred class may be designed to reflect the performance of Acacia Research Corporation as a whole, rather than the performance of the CombiMatrix group or the Acacia Technologies group.

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

HOLDERS OF EITHER CLASS OF COMMON STOCK MAY BE ADVERSELY AFFECTED BY A REDEMPTION OF THEIR COMMON STOCK.

         We are entitled to redeem the outstanding common stock relating to a group when all or substantially all of that group's assets are sold. We can redeem the assets for cash, securities, a combination of cash and securities or other property at fair value. A disposition-related redemption could occur when the assets being disposed of are considered undervalued. If that were the case, the holders of our common stock related to that group would receive less consideration for their shares than they may deem reasonable.

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

OUR CAPITAL STRUCTURE AND THE VARIABLE VOTE PER SHARE COULD ENABLE A POTENTIAL ACQUIRER TO TAKE CONTROL OF OUR COMPANY THROUGH THE ACQUISITION OF ONLY ONE OF THE CLASSES OF OUR COMMON STOCK.

         A potential acquirer could acquire control of Acacia Research Corporation by acquiring shares of common stock having a majority of the voting power of all shares of common stock outstanding. Such a majority could be obtained by acquiring a sufficient number of shares of both classes of common stock or, if one class of common stock has a majority of such voting power, only shares of that class. Currently, our AR-CombiMatrix stock has a majority of the voting power. As a result, currently, it might be possible for an acquiror to obtain control of Acacia Research Corporation by purchasing only shares of AR-CombiMatrix stock.

DECISIONS BY DIRECTORS AND OFFICERS THAT AFFECT DIFFERENTLY ONE CLASS OF OUR COMMON STOCK COMPARED TO THE OTHER COULD ADVERSELY AFFECT THE MARKET VALUE OF EITHER OR BOTH OF THE CLASSES OF OUR COMMON STOCK.

         The relative voting power per share of our AR-CombiMatrix stock and our AR-Acacia Technologies stock and the number of shares of one class of common stock issuable upon the conversion of the other class of common stock will vary depending upon the relative market values of our AR-CombiMatrix stock and our AR-Acacia Technologies stock. The market value of either or both classes of common stock could be affected by market reaction to decisions by our board of directors or our management that investors perceive to affect differently one class of common stock compared to the other. These decisions could involve changes to our management and allocation policies, allocations of corporate opportunities and financing resources between groups, and changes in dividend policies.

INVESTORS MAY NOT VALUE OUR AR-COMBIMATRIX STOCK AND OUR AR-ACACIA TECHNOLOGIES STOCK BASED ON GROUP FINANCIAL INFORMATION AND POLICIES.

         We cannot assure you that investors will value our AR-CombiMatrix stock and our AR-Acacia Technologies stock based on the reported financial results and prospects of the separate groups or the dividend policies established by our board of directors with respect to those groups. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock will continue to be common stockholders of Acacia Research Corporation subject to all the risks associated with an investment in Acacia Research Corporation as a whole. Additionally, the separate stockholder rights related to each group are limited and relate to events that may never occur, such as dividend and liquidation rights and the disposition of all or substantially all of the assets of a group. Accordingly, investors may discount the value of AR-CombiMatrix stock and AR-Acacia Technologies stock because both groups are part of a common enterprise rather than a stand-alone entity and each class of stock has limited separate stockholder rights.

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

                     RISKS RELATING TO THE COMBIMATRIX GROUP

         The risk factors beginning on this page discuss risks relating to the CombiMatrix group. Because each holder of AR-CombiMatrix stock is a holder of the common stock of one company, Acacia Research Corporation, the risks associated with the Acacia Technologies group could affect our AR-CombiMatrix stock. As such, we also urge you to read carefully the section "Risks Relating to the Acacia Technologies Group" below.

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

         The CombiMatrix group's revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. It is possible that in future periods the CombiMatrix group's revenues could fall below the expectations of securities analysts or investors, which could cause the market price of our AR-CombiMatrix stock to decline. The following are among the factors that could cause the CombiMatrix group's operating results to fluctuate significantly from period to period:

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

TECHNOLOGY COMPANY STOCK PRICES ARE ESPECIALLY VOLATILE, AND THIS VOLATILITY MAY DEPRESS THE PRICE OF OUR AR-COMBIMATRIX STOCK.

         The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly biotechnology companies, has been highly volatile. We believe that various factors may cause the market price of our AR-CombiMatrix stock to fluctuate, perhaps substantially, including, among others, announcements of:

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

         In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If our AR-CombiMatrix stock was the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources, which could materially harm the business and financial results of the CombiMatrix group.

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

         The markets for the CombiMatrix group's products are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, emerging competition and new product introductions. One or more of the CombiMatrix group's competitors may offer technology superior to those of the CombiMatrix group and render its technology obsolete or uneconomical. Many of its competitors have greater financial and personnel resources and more experience in marketing, sales and research and development than it has. Some of its competitors currently offer arrays with greater density than it does and have rights to intellectual property, such as genomic information or proprietary technology, which provides them with a competitive advantage. If the CombiMatrix group were not able to compete successfully, its business and financial condition would be materially harmed.

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

         If parties making infringement claims against the CombiMatrix group are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block the CombiMatrix group's ability to further develop, commercialize and sell products, and could result in the award of substantial damages against it. If the CombiMatrix group is unsuccessful in protecting and expanding the scope of its intellectual property rights, its competitors may be able to develop, commercialize and sell products that compete with it using similar technologies or obtain patents that could effectively block its ability to further develop, commercialize and sell its products. In the event of a successful claim of infringement against the CombiMatrix group, we may be required to pay substantial damages and either discontinue those aspects of its business involving the technology upon which it infringed or obtain one or more licenses from third parties. While the CombiMatrix group may license additional technology in the future, it may not be able to obtain these licenses at a reasonable cost, or at all. In that event, it could encounter delays in product introductions while it attempts to develop alternative methods or products, which may not be successful. Defense of any lawsuit or failure to obtain any of these licenses could prevent it from commercializing available products.

                 RISKS RELATING TO THE ACACIA TECHNOLOGIES GROUP

         The risk factors beginning on this page discuss risks relating to the Acacia Technologies group. Because each holder of AR-Acacia Technologies stock is a holder of the common stock of one company, Acacia Research Corporation, and the risks associated with the CombiMatrix group could affect the AR-Acacia Technologies stock. As such, we also urge you to read carefully the section "Risks Relating to the CombiMatrix Group" above.

THE ACACIA TECHNOLOGIES GROUP HAS INCURRED LOSSES IN THE PAST AND EXPECTS TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         The Acacia Technologies group has sustained substantial losses in the past. We expect the Acacia Technologies group to incur significant research and development, marketing, general and administrative expenses. As a result, we expect the Acacia Technologies group to incur significant losses for the foreseeable future.

THE V-CHIP TECHNOLOGY PATENT HELD BY THE ACACIA TECHNOLOGIES GROUP EXPIRED IN JULY 2003, AND IF THE GROUP DOES NOT DEVELOP OTHER RECURRING SOURCES OF REVENUE, ITS FINANCIAL CONDITION WILL BE ADVERSELY IMPACTED.

         The Acacia Technologies group, and Acacia Research Corporation as a whole, has generated substantially all of its revenues from licensing the V-chip technology to television manufacturers. The Acacia Technologies group's patent on the V-chip technology expired in July 2003. The Acacia Technologies group will not be able to collect royalties for televisions containing V-chip technology sold after the expiration of that patent, but it may still collect revenues from the sale of such televisions in the U.S. before that date. The Acacia Technologies group is beginning to market its digital media transmission technology and is developing other technologies and products. The eventual licensing and sale of these technologies is intended to replace the revenue currently being generated by licensing its V-chip technology. If the Acacia Technologies group does not succeed in developing such technologies or is unable to commercially license its existing and future technologies, its financial condition will be adversely impacted.

THE ACACIA TECHNOLOGIES GROUP MAY FAIL TO MEET MARKET EXPECTATIONS BECAUSE OF FLUCTUATIONS IN ITS QUARTERLY OPERATING RESULTS, WHICH COULD CAUSE THE PRICE OF AR-ACACIA TECHNOLOGIES STOCK TO DECLINE.

         The Acacia Technologies group revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. It is possible that in future periods the Acacia Technologies group's revenues could fall below the expectations of securities analysts or investors, which could cause the market price of our AR-Acacia Technologies stock to decline. The following are among the factors that could cause the Acacia Technologies group's operating results to fluctuate significantly from period to period:

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

         As a result, the Acacia Technologies group's revenues may vary significantly from quarter to quarter, which could make its business difficult to manage and cause its quarterly results to be below market expectations. If this happens, the price of our AR-Acacia Technologies stock may decline significantly.

TECHNOLOGY COMPANY STOCK PRICES ARE ESPECIALLY VOLATILE, AND THIS VOLATILITY MAY DEPRESS THE PRICE OF OUR AR-ACACIA TECHNOLOGIES STOCK.

         The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of our AR-Acacia Technologies stock to fluctuate, perhaps substantially, including, among others, announcements of:

    o    its or its competitors' technological innovations;

    o    developments or disputes concerning patents or proprietary rights;

    o    developments in relationships with licensees;

    o its failure to meet or exceed securities analysts' expectations of its financial results; or

    o a change in financial estimates or securities analysts' recommendations.

         In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If our AR-Acacia Technologies stock was the object of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources, which could materially harm the business and financial results of the Acacia Technologies group.

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

         The markets served by the Acacia Technologies group frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. Products for communications applications, as well as for high-speed computing applications, are based on continually evolving industry standards. A significant portion of the Acacia Technologies group's revenues in recent periods has been, and is expected to continue to be, derived from licensing of technologies based on existing transmission standards. The Acacia Technologies group's ability to compete in the future will, however, depend on its ability to identify and ensure compliance with evolving industry standards.

THE ACACIA TECHNOLOGIES GROUP'S SUCCESS IS BASED ON ITS ABILITY TO PROTECT ITS PROPRIETARY TECHNOLOGY AND ITS ABILITY TO DEFEND ITSELF AGAINST INFRINGEMENT CLAIMS.

         The success of the Acacia Technologies group relies, to varying degrees, on its proprietary rights and their protection or exclusivity. Although reasonable efforts will be taken to protect the Acacia Technologies group's proprietary rights, the complexity of international trade secret, copyright, trademark and patent law, and common law, coupled with limited resources and the demands of quick delivery of products and services to market, create risk that these efforts will prove inadequate. For example, in our pending litigation against certain television manufacturers alleging their infringement of Soundview Technologies' V-chip patent, a motion for summary judgment filed by the defendants was granted in September 2002. The court ruled that the defendants did not infringe on Soundview Technologies' patent. If we are unsuccessful in our intended appeal of this ruling, legal principles will preclude us from claiming infringement of our patents by other parties. Accordingly, if we are unsuccessful in this or other litigation to protect our intellectual property rights, the future revenues of the Acacia Technologies group could be adversely affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Quantitative and Qualitative Disclosures About Market Risk" for Acacia Research Corporation, the CombiMatrix group and the Acacia Technologies group.

         The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2003, all of our investments were in money market funds, high-grade corporate bonds, and U.S. government debt securities. A hypothetical 100 basis point increase in interest rates would result in an approximate $48,000 decrease in the fair value of our available-for-sale securities as of June 30, 2003.


ITEM 4.  CONTROLS AND PROCEDURES

         (a) With the participation of management, Acacia Research Corporation's chief executive officer and its chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

         (b) There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in subpart (a) of this Item 4. There were no significant deficiencies or material weaknesses, and therefore no corrective action was taken.

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

         In July 2003, the United States District Court for the Central District of California issued injunctions, resulting from Default Judgments, against five
(5) Adult Entertainment companies for violating Acacia Media Technologies Corporation's DMT patents. The Court issued the injunctions against Extreme Productions, Go Entertainment, Lace Productions, WebZotic LLC, and Wild Ventures, LLC. The injunctions prohibit these companies from infringing Acacia Media Technologies Corporation's DMT patents by transmitting compressed digital video information from any of their websites.


ITEM 2.  CHANGES IN SECURITIES

         In May 2003, we completed the private placement of 2,417,000 units, with each unit consisting of one share of our Acacia Research-CombiMatrix common stock and one half of a warrant to purchase a share of our Acacia Research-CombiMatrix common stock. Each full common stock purchase warrant entitles the holder to purchase a share of Acacia Research - CombiMatrix stock at a price of $2.75 per share and is callable by us once the daily average of the high and low prices of our Acacia Research-CombiMatrix stock on the Nasdaq SmallCap Market is equal to or above $4.50 for 20 consecutive trading days. The term of the warrants is five years.

         The units were sold in a private placement pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder to "accredited investors," as defined in Rule 501(a) of Regulation D.

         The aggregate offering price for the units was $5,427,000, and the net proceeds to us were $4,875,000, after deducting finders' fees of $372,000. We also issued an additional 31,502 shares of AR-CombiMatrix stock in lieu of cash payments in conjunction with the private placement for finder's fees.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual meeting of stockholders on May 13, 2003 in Newport Beach, California.

         (i) At the annual meeting, the following persons were elected directors for a three-year term ending in 2006 based on the voting results below:

          Name                          For                      Withheld
          ----                          ---                      --------
          Paul R. Ryan                  28,786,924               2,386,599
          G. Louis Graziadio, III       28,843,406               2,330,117
          Rigdon Currie                 29,032,071               2,141,452

         The following persons' terms as directors continued after the annual meeting and end in 2004: Robert L. Harris, II, Fred A. de Boom and Amit Kumar, Ph.D.

         The following persons' terms as directors continued after the annual meeting and end in 2005: Thomas B. Akin and Edward W. Frykman.

         (ii) The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2003. The voting results were as follows:

          For                           Against                  Abstain
          ---                           -------                  -------
          30,532,716                    430,413                  210,394


ITEM 5.  OTHER MATTERS

UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL INFORMATION

         The following update to the unaudited pro forma consolidated statement of operations included in Acacia Research Corporation's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 7, 2002, as amended, is being provided in connection with guidance set forth by Rule 3-05 and Article 11 of Regulation S-X.

         The unaudited pro forma consolidated statement of operations reflects the pro forma effect on Acacia Research Corporation's unaudited consolidated statement of operations for the year ended December 31, 2002, as reported by us in our Annual Report on Form 10-K for the year ended December 31, 2002, from the recapitalization and merger transactions discussed elsewhere herein. The unaudited pro forma statement of operations for the year ended December 31, 2002 reflects the merger and recapitalization as if they had taken place on January 1, 2002.

         The unaudited pro forma consolidated statement of operations is for informational purposes only. It does not purport to indicate the results that would have actually been obtained had the recapitalization and merger been completed on the assumed date or for the period presented, or which may be obtained in the future. The unaudited pro forma consolidated statement of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, including the notes, included in our Annual Report on Form 10-K for the year ended December 31, 2002 and our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 7, 2002, as amended.

                           ACACIA RESEARCH CORPORATION
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002
             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                                            ACACIA RESEARCH
                                                                                ACACIA RESEARCH  PRO FORMA    CORPORATION
                                                                                  CORPORATION   ADJUSTMENTS    PRO FORMA
                                                                                 -------------  -----------  -------------
Revenues:
     Total revenues ..........................................................            882                         882
                                                                                 -------------               -------------
Operating expenses:
     Cost of sales ...........................................................            263                         263
     Research and development expenses .......................................         18,187                      18,187
     Charge for acquired in-process research and development .................         17,237                      17,237
     Non-cash stock compensation expense - research and development ..........          1,868                       1,868
     Marketing, general and administrative expenses ..........................         18,632                      18,632
     Non-cash stock compensation expense - marketing, general and
       administrative ........................................................          4,559       116 (A)         4,675
     Amortization of patents .................................................          1,990       724 (B)         2,714
     Legal settlement charges ................................................         18,471                      18,471
                                                                                 -------------               -------------
          Total operating expenses ...........................................         81,207                      82,047
                                                                                 -------------               -------------
          Operating loss .....................................................        (80,325)                    (81,165)
                                                                                 -------------               -------------
Other (expense) income .......................................................         (3,111)                     (3,111)
                                                                                 -------------               -------------
Loss from continuing operations before income taxes and minority interests ...        (83,436)                    (84,276)

Benefit (provision) for income taxes .........................................            857                         857
                                                                                 -------------               -------------
Loss from continuing operations before minority interests ....................        (82,579)                    (83,419)

Minority interests ...........................................................         23,806   (23,610)(C)           196
                                                                                 -------------               -------------
Loss from continuing operations ..............................................        (58,773)                    (83,223)

Discontinued operations:
     Estimated loss on disposal of Soundbreak.com ............................           (200)                       (200)
                                                                                 -------------               -------------
Net loss .....................................................................   $    (58,973)               $    (83,423)
                                                                                 =============               =============


                                                                                                            ACACIA RESEARCH
                                                                                ACACIA RESEARCH  PRO FORMA    CORPORATION
                                                                                  CORPORATION   ADJUSTMENTS    PRO FORMA
                                                                                 -------------  -----------  -------------
LOSS PER SHARE:
ATTRIBUTABLE TO THE ACACIA TECHNOLOGIES GROUP:
     Loss from continuing operations .........................................   $    (12,554)               $    (12,554)
          Basic and diluted per share ........................................          (0.64)                      (0.64)
     Loss from discontinued operations .......................................           (200)                       (200)
          Basic and diluted per share ........................................          (0.01)                      (0.01)
     Net loss ................................................................        (12,754)                    (12,754)
          Basic and diluted per share ........................................          (0.65)                      (0.65)

ATTRIBUTABLE TO THE COMBIMATRIX GROUP:
     Loss from continuing operations .........................................   $    (46,219)  (24,450)(D)  $    (70,669)
          Basic and diluted per share ........................................          (2.01)                      (3.08)
     Net loss ................................................................        (46,219)  (24,450)(D)       (70,669)
          Basic and diluted per share ........................................          (2.01)                      (3.08)

WEIGHTED AVERAGE SHARES - BASIC AND DILUTED:
     Acacia Research - Acacia Technologies stock .............................     19,640,808                  19,640,808
                                                                                 =============               =============
     Acacia Research - CombiMatrix stock .....................................     22,950,746                  22,950,746
                                                                                 =============               =============

-----------------------

A. As a result of the merger, Acacia Research Corporation exchanged approximately 3.5 million outstanding options exercisable to purchase shares of CombiMatrix Corporation common stock into options exercisable to purchase approximately 3.5 million shares of AR-CombiMatrix stock having the same terms and conditions as the CombiMatrix Corporation common stock options. As a result, the pro forma statement of operations includes a non-cash stock-based compensation charge of $116,000 related to the estimated increase in intrinsic value of the

         CombiMatrix Corporation options upon remeasurement using the actual market price of the AR-CombiMatrix group stock on the first day of trading (December 16, 2002) of $2.70 per share.

B. The merger transaction was accounted for as a step acquisition using the purchase method of accounting. The total purchase price of $46,841,000 was allocated to the fair value of assets acquired and liabilities assumed. The amount attributable to CombiMatrix Corporation's core technology and related patents was $5,283,000, which is being amortized using the straight-line method over the estimated economic useful life of 7 years. The pro forma adjustment represents the incremental amortization of the core technology and related patents intangible assets resulting from the merger as if the merger had taken place on January 1, 2002.

C. Reflects the elimination of minority interests in the net losses of CombiMatrix Corporation for the year ended December 31, 2002 related to the 52% interest in CombiMatrix Corporation not owned by Acacia Research Corporation prior to the merger. As a result of the merger, Acacia Research Corporation owns 100% of CombiMatrix Corporation, resulting in the pro forma adjustment to eliminate the minority interests in the net losses of CombiMatrix Corporation from the unaudited pro forma consolidated statement of operations for the year ended December 31, 2002.

D. Net impact of pro forma adjustments described in A, B and C above on loss from continuing operations and net loss of the CombiMatrix group used in the calculation of loss per share for the period presented.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

31.1     Certifications of the Chief Executive Officer provided pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certifications of the Chief Financial Officer provided pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K

         On April 29, 2003, Acacia filed a Current Report on Form 8-K to report results for the first quarter of 2003.

         On May 20, 2003, Acacia filed a Current Report on Form 8-K to report that it had completed a private placement of approximately 2.4 million units of its Acacia Research-CombiMatrix common stock and warrants at a price of $2.20 per unit.

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


                                       ACACIA RESEARCH CORPORATION


                                       By:         /S/  Paul R. Ryan
                                            ----------------------------------
                                            Paul R. Ryan
                                            Chief Executive Officer
                                            (Authorized Signatory)


                                       By:         /S/  Clayton J. Haynes
                                            ----------------------------------
                                            Clayton J. Haynes
                                            Chief Financial Officer /Treasurer
                                            (Principal Financial Officer)

Date:   August 12, 2003

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                    EXHIBIT
------                    -------


31.1     Certifications of the Chief Executive Officer provided pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certifications of the Chief Financial Officer provided pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002