Form 10-Q
period 2003-09-30
ACACIA RESEARCH CORP
filed 2003-11-13
CIK 934549

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003


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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]


         As of November 7, 2003, 19,723,752 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of November 7, 2003, 26,184,771 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

================================================================================

                          ACACIA RESEARCH CORPORATION
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Acacia Research Corporation Consolidated Financial Statements

                 Consolidated Balance Sheets as of September 30, 2003 and
                 December 31, 2002 (Unaudited).......................................................   1

                 Consolidated Statements of Operations and Comprehensive Loss for the
                 Three Months and Nine Months Ended September 30, 2003 and 2002 (Unaudited)..........   2

                 Consolidated Statements of Cash Flows for the Nine Months Ended
                 September 30, 2003 and 2002 (Unaudited).............................................   3

                 Notes to Consolidated Financial Statements (Unaudited)..............................   4


                 *CombiMatrix Group Financial Statements

                 Balance Sheets as of September 30, 2003 and December 31, 2002 (Unaudited)...........  15

                 Statements of Operations for the Three Months and Nine Months Ended
                 September 30, 2003 and 2002 (Unaudited).............................................  16

                 Statements of Cash Flows for the Nine Months Ended
                 September 30, 2003 and 2002 (Unaudited).............................................  17

                 Notes to Financial Statements (Unaudited)...........................................  18


                 *Acacia Technologies Group Financial Statements

                 Balance Sheets as of September 30, 2003 and December 31, 2002 (Unaudited)...........  22

                 Statements of Operations for the Three Months and Nine Months Ended
                 September 30, 2003 and 2002 (Unaudited).............................................  23

                 Statements of Cash Flows for the Nine Months Ended
                 September 30, 2003 and 2002 (Unaudited).............................................  24

                 Notes to Financial Statements (Unaudited)...........................................  25


         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...............................................................  28

         Item 3. Quantitative and Qualitative Disclosures About Market Risk..........................  62

         Item 4. Controls and Procedures.............................................................  62


PART II. OTHER INFORMATION


         Item 1. Legal Proceedings...................................................................  63

         Item 2. Changes in Securities and Use of Proceeds...........................................  64

         Item 6. Exhibits and Reports on Form 8-K....................................................  64


SIGNATURES...........................................................................................  65

EXHIBIT INDEX .......................................................................................  66


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

                                ACACIA RESEARCH CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share and per share information)
                                        (Unaudited)

                                                                         SEPTEMBER 30,  DECEMBER 31,
                                                                              2003         2002
                                                                           ----------   ----------

                                     ASSETS

Current assets:
     Cash and cash equivalents .........................................   $  34,302    $  43,083
     Short-term investments ............................................      19,257       11,605
     Accounts receivable ...............................................         444          578
     Prepaid expenses, inventory, and other assets .....................       1,445        1,221
                                                                           ----------   ----------

              Total current assets .....................................      55,448       56,487

Property and equipment, net of accumulated depreciation ................       3,024        4,075
Patents, net of accumulated amortization of $8,811 (2003)
     and $7,613 (2002) .................................................      14,082       15,280
Goodwill, net of accumulated amortization of $3,570 (2003)
     and (2002) ........................................................      21,201       20,693
Other assets ...........................................................         339          536
                                                                           ----------   ----------

                                                                           $  94,094    $  97,071
                                                                           ==========   ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, accrued expenses and other ......................   $   3,862    $   4,826
     Current portion of deferred revenues ..............................      20,308       10,675
                                                                           ----------   ----------

              Total current liabilities ................................      24,170       15,501

Deferred income taxes ..................................................       3,330        3,540
Deferred revenues, net of current portion ..............................         474           --
                                                                           ----------   ----------

              Total liabilities ........................................      27,974       19,041
                                                                           ----------   ----------

Minority interests .....................................................       1,130        2,171
                                                                           ----------   ----------

Commitments and contingencies (Note 7)

Stockholders' equity:
     Preferred stock
          Acacia Research Corporation, par value $0.001 per
              share; 10,000,000 shares authorized; no shares
              issued or outstanding ....................................          --           --
     Common stock
          Acacia Research - Acacia Technologies stock, par value
              $0.001 per share; 50,000,000 shares authorized;
              19,688,730 and 19,640,808 shares issued and
              outstanding as of September 30, 2003 and December
              31, 2002, respectively ...................................          20           20
          Acacia Research - CombiMatrix stock, par value $0.001 per
              share; 50,000,000 shares authorized; 26,162,994 and
              22,964,779 shares issued and outstanding as of
              September 30, 2003 and December 31, 2002, respectively ...          26           23
     Additional paid-in capital ........................................     244,432      238,826
     Deferred stock compensation .......................................      (1,225)      (4,023)
     Accumulated comprehensive loss ....................................          (5)          (2)
     Accumulated deficit ...............................................    (178,258)    (158,985)
                                                                           ----------   ----------

              Total stockholders' equity ...............................      64,990       75,859
                                                                           ----------   ----------

                                                                           $  94,094    $  97,071
                                                                           ==========   ==========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                  FINANCIAL STATEMENTS.

                                               ACACIA RESEARCH CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                 (In thousands, except share and per share information)
                                                       (Unaudited)

                                                                   THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                                    -----------------------------     -----------------------------
                                                                         2003            2002              2003            2002
                                                                    -------------   -------------     -------------   -------------
Revenues:
    License fee income ...........................................  $        186    $         43      $        211    $         43
    Product revenue ..............................................           171              23               380             297
    Grant and contract revenue ...................................            10             113                23             526
                                                                    -------------   -------------     -------------   -------------
         Total revenues ..........................................           367             179               614             866
                                                                    -------------   -------------     -------------   -------------
Operating expenses:
    Cost of sales ................................................            17               6                94             259
    Research and development expenses ............................         1,726           6,449             6,219          14,143
    Non-cash stock compensation expense - research
      and development ............................................           243             753               525           1,867
    Marketing, general and administrative expenses ...............         3,675           4,727            11,482          14,253
    Non-cash stock compensation expense - marketing,
      general and administrative .................................           421           1,263             1,055           3,716
    Amortization of patents ......................................           399             550             1,198           1,678
    Legal settlement charges .....................................            --          18,471                --          18,471
                                                                    -------------   -------------     -------------   -------------
         Total operating expenses ................................         6,481          32,219            20,573          54,387
                                                                    -------------   -------------     -------------   -------------
         Operating loss ..........................................        (6,114)        (32,040)          (19,959)        (53,521)
                                                                    -------------   -------------     -------------   -------------
Other income (expense) :
    Impairment of cost method investment .........................            --          (2,748)             (207)         (2,748)
    Interest income ..............................................           180             266               572             966
    Realized gains (losses) on short-term investments ............            32              --                94          (1,483)
    Unrealized losses on short-term investments ..................            --            (213)               --            (690)
    Interest expense .............................................            --             (49)               --            (171)
    Other (expense) income .......................................            --              (5)                1              47
                                                                    -------------   -------------     -------------   -------------
         Total other income (expenses) ...........................           212          (2,749)              460          (4,079)
                                                                    -------------   -------------     -------------   -------------
Loss from operations before income taxes and minority interests ..        (5,902)        (34,789)          (19,499)        (57,600)

Benefit for income taxes .........................................            70             287               196             431
                                                                    -------------   -------------     -------------   -------------
Loss from operations before minority interests ...................        (5,832)        (34,502)          (19,303)        (57,169)

Minority interests ...............................................            --          14,080                30          20,620
                                                                    -------------   -------------     -------------   -------------
Loss from continuing operations ..................................        (5,832)        (20,422)          (19,273)        (36,549)

Discontinued operations:
    Estimated loss on disposal of Soundbreak.com .................            --            (200)               --            (200)
                                                                    -------------   -------------     -------------   -------------
Net loss .........................................................        (5,832)        (20,622)          (19,273)        (36,749)

    Unrealized losses on short-term investments ..................            (9)             (1)              (24)            (49)
    Unrealized gains (losses) on foreign currency translation ....            25             (12)               21              41
                                                                    -------------   -------------     -------------   -------------

Comprehensive loss ...............................................  $     (5,816)   $    (20,635)     $    (19,276)   $    (36,757)
                                                                    =============   =============     =============   =============
Loss per common share:
Attributable to the Acacia Technologies group:
    Net loss .....................................................  $     (1,296)   $     (5,275)     $     (4,368)   $    (11,920)
         Basic and diluted per share .............................         (0.07)          (0.27)            (0.22)          (0.61)

Attributable to the CombiMatrix group:
    Net loss .....................................................  $     (4,536)   $    (15,347)     $    (14,905)   $    (24,829)
         Basic and diluted per share .............................         (0.18)          (0.67)            (0.64)          (1.08)

Weighted average shares - basic and diluted:
    Acacia Research - Acacia Technologies stock ..................    19,645,949      19,640,808        19,642,541      19,640,808
                                                                    =============   =============     =============   =============
    Acacia Research - CombiMatrix stock ..........................    25,890,408      22,950,551        23,129,476      22,950,551
                                                                    =============   =============     =============   =============

                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                                 FINANCIAL STATEMENTS.

                                                           2

                                     ACACIA RESEARCH CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (In thousands)
                                             (Unaudited)

                                                                                      NINE MONTHS ENDED
                                                                              ---------------------------------
                                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                                                   2003               2002
                                                                              --------------     --------------
Cash flows from operating activities:
  Net loss from continuing operations .....................................   $     (19,273)     $     (36,549)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
     Depreciation and amortization ........................................           2,293              2,852
     Minority interests ...................................................             (30)           (20,620)
     Non-cash stock compensation expense ..................................           1,580              5,583
     Deferred tax benefit .................................................            (210)              (220)
     Net sales of trading securities ......................................              --              2,688
     Unrealized losses on short-term investments ..........................              --                690
     Minority interests distributions .....................................              --                430
     Issuance of common stock by subsidiary - legal settlement ............              --             17,471
     Impairment of cost method investment .................................             207              2,748
     Other ................................................................              69                 87
  Changes in assets and liabilities:
     Accounts receivable ..................................................             134             (2,409)
     Prepaid expenses, inventory, and other assets ........................            (173)              (990)
     Accounts payable, accrued expenses and other .........................            (618)             2,350
     Deferred revenues ....................................................          10,107              5,180
                                                                              --------------     --------------

     Net cash used in operating activities from continuing operations .....          (5,914)           (20,709)
     Net cash used in operating activities from discontinued operations ...            (350)              (812)
                                                                              --------------     --------------
     Net cash used in operating activities ................................          (6,264)           (21,521)
                                                                              --------------     --------------

Cash flows from investing activities:
     Purchase of property and equipment, net ..............................             (77)              (717)
     Sale of property and equipment .......................................              --                103
     Purchase of available-for-sale investments ...........................         (26,561)           (12,772)
     Sale of available-for-sale investments ...............................          18,887             14,292
     Purchase of common stock from minority stockholders of subsidiaries ..              --                (57)
     Other ................................................................              --               (100)
                                                                              --------------     --------------

     Net cash (used in) provided by investing activities from
       continuing operations ..............................................          (7,751)               749
     Net cash used in investing activities from discontinued operations ...            (356)                (3)
                                                                              --------------     --------------
     Net cash (used in) provided by investing activities ..................          (8,107)               746
                                                                              --------------     --------------

Cash flows from financing activities:
     Proceeds from sale of common stock, net of issuance costs ............           4,862                 --
     Proceeds from the exercise of stock options and warrants .............             741                214
     Capital contributions from minority shareholders of subsidiaries,
       net of issuance costs ..............................................              --                300
     Capital distributions to minority shareholders of subsidiaries,
       net of issuance costs ..............................................              --               (430)
     Repayment of capital lease obligation ................................              --               (694)
     Other ................................................................              --                (11)
                                                                              --------------     --------------

     Net cash provided by (used in) financing activities ..................           5,603               (621)
                                                                              --------------     --------------

Effect of exchange rate on cash ...........................................             (13)                71
                                                                              --------------     --------------

Decrease in cash and cash equivalents .....................................          (8,781)           (21,325)

Cash and cash equivalents, beginning ......................................          43,083             59,451
                                                                              --------------     --------------

Cash and cash equivalents, ending .........................................   $      34,302      $      38,126
                                                                              ==============     ==============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                                       FINANCIAL STATEMENTS.


                                                 3

                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002, as reported by us in our Annual Report on Form 10-K. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements include the accounts of Acacia Research Corporation and its wholly owned and majority-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

         The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of our financial position as of September 30, 2003 and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

         Acacia Research Corporation develops, acquires and licenses enabling technologies for the life sciences and media technologies sectors, which comprise the two business groups of Acacia Research Corporation.

         Our life sciences business, referred to as the "CombiMatrix group," is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's subsidiaries, Advanced Material Sciences, Inc. ("Advanced Material Sciences") and CombiMatrix K.K. Our core technology opportunity in the life sciences sector has been developed by CombiMatrix Corporation. CombiMatrix Corporation is a life sciences technology company that is developing a platform technology to rapidly produce customizable active biochips, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. CombiMatrix Corporation's technology has a wide range of potential applications including DNA synthesis/diagnostics, drug discovery, and immunochemical detection. CombiMatrix Corporation's Express Track(sm) drug discovery program is a systems biology approach, using its technology, to target common viral diseases with siRNA compounds. Advanced Material Sciences, a development stage company, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences. CombiMatrix K.K., an indirect wholly owned Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix Corporation's active biochip system with academic, pharmaceutical and biotechnology organizations in the Asian market.

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

         License fee income is recognized as revenue when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured. License fees due from licensees for which collectibility is not reasonably assured, primarily due to lack of credit and/or payment history, are recognized as revenues in the period in which the license fee payments are received from the respective licensee. Generally, under the terms of the respective DMT license agreements with individual licensees, the Acacia Technologies group grants a one-year or a multi-year, non-exclusive license for the use of its patented DMT technology in exchange for an annual license fee. License agreements with an initial one-year term provide for the automatic renewal of the annual license each year, upon receipt by the Acacia Technologies group of the renewal license fee payment in accordance with the terms of the agreement. Prepaid license fee payments received at the inception of the license term are deferred and amortized to revenue over the license term.

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

         Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. Deferred revenues related to payments received under multiple element arrangements, prepaid license fees and other advances totaled $20,782,000 at September 30, 2003. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria as described above are met.

         STOCK-BASED COMPENSATION. At September 30, 2003, Acacia Research Corporation had two stock-based employee compensation plans. Compensation cost of stock options issued to employees is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is generally deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). We have adopted the disclosure only requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") with respect to options issued to employees. Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by SFAS No. 123 and related interpretations.

         The following tables illustrate the effect on net loss and loss per share if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

                                                            AR-ACACIA TECHNOLOGIES STOCK       AR-COMBIMATRIX STOCK
                                                             ---------------------------   ---------------------------
                                                                 THREE MONTHS ENDED             THREE MONTHS ENDED
                                                             ---------------------------   ---------------------------
                                                             SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                 2003           2002          2003            2002
                                                             ------------   ------------   ------------   ------------
Loss from continuing operations as reported ..............   $    (1,296)   $    (5,275)   $    (4,536)   $   (15,347)
Add:  Stock-based compensation, intrinsic value method
   reported in net income, net of tax and minority
   interests .............................................            --             --            612          1,159
Deduct:  Pro forma stock-based compensation fair value
   method, net of tax and minority interests .............          (662)        (1,312)        (2,157)        (1,904)
Loss from continuing operations, pro forma ...............        (1,958)        (6,587)        (6,081)       (16,092)
Basic and diluted loss per share from continuing
   operations as reported ................................         (0.07)         (0.27)         (0.18)         (0.67)
Basic and diluted loss per share from continuing
   operations, pro forma .................................         (0.10)         (0.34)         (0.23)         (0.70)


                                                            AR-ACACIA TECHNOLOGIES STOCK       AR-COMBIMATRIX STOCK
                                                             ---------------------------   ---------------------------
                                                                  NINE MONTHS ENDED             NINE MONTHS ENDED
                                                             ---------------------------   ---------------------------
                                                             SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                                 2003           2002          2003            2002
                                                             ------------   ------------   ------------   ------------
Loss from continuing operations as reported ..............   $    (4,368)   $   (11,920)   $   (14,905)   $   (24,829)
Add:  Stock-based compensation, intrinsic value method
   reported in net income, net of tax and minority
   interests .............................................            --             19          1,433          3,199
Deduct:  Pro forma stock-based compensation fair value
   method, net of tax and minority interests .............        (2,685)        (3,761)        (7,302)        (5,587)
Loss from continuing operations, pro forma ...............        (7,053)       (15,662)       (20,774)       (27,217)
Basic and diluted loss per share from continuing
   operations as reported ................................         (0.22)         (0.61)         (0.64)         (1.08)
Basic and diluted loss per share from continuing
   operations, pro forma .................................         (0.36)         (0.80)         (0.90)         (1.19)

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


3.       LOSS PER SHARE

         LOSS PER SHARE. Basic loss per share for each class of common stock is computed by dividing the earnings allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock. Diluted earnings per share is computed by dividing the loss allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options and warrants.

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

         The following table presents a reconciliation of basic and diluted loss per share:

                                                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 --------------------------  --------------------------
                                                                 SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                                     2003            2002       2003          2002
                                                                 ------------  ------------  ------------  ------------
ACACIA RESEARCH - ACACIA TECHNOLOGIES STOCK
-------------------------------------------
Basic weighted average number of common shares outstanding ...    19,645,949    19,640,808    19,642,541    19,640,808

Dilutive effect of outstanding stock options and warrants ....            --            --            --            --
                                                                 ------------  ------------  ------------  ------------
Diluted weighted average number of common and
  potential common shares outstanding ........................    19,645,949    19,640,808    19,642,541    19,640,808
                                                                 ============  ============  ============  ============
Potential AR-Acacia Technologies stock common shares
  excluded from the per share calculation because the
  effect of their inclusion would be anti-dilutive ...........       317,000        46,857         3,173        46,857
                                                                 ============  ============  ============  ============

ACACIA RESEARCH - COMBIMATRIX STOCK
-----------------------------------
Basic weighted average number of common shares outstanding ...    25,890,408    22,950,551    23,129,476    22,950,551

Dilutive effect of outstanding stock options and warrants ....            --            --            --            --
                                                                 ------------  ------------  ------------  ------------
Diluted weighted average number of common and
  potential common shares outstanding ........................    25,890,408    22,950,551    23,129,476    22,950,551
                                                                 ============  ============  ============  ============
Potential AR-CombiMatrix stock common shares excluded
  from the per share calculation because the effect of
  their inclusion would be anti-dilutive .....................     1,167,778       305,256       587,180       305,256
                                                                 ============  ============  ============  ============

4.       GOODWILL AND INTANGIBLES

         Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which provides that goodwill is no longer subject to amortization. Instead, goodwill is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. Acacia Research Corporation has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. Our reporting units are: 1) Acacia Media Technologies Corporation and 2) Soundview Technologies, Inc., which are the primary components of the Acacia Technologies group, and 3) the CombiMatrix group. As of January 1, 2002, the date of adoption of the standard, we had unamortized goodwill in the amount of $4,627,000. In 2002, we performed a transitional goodwill impairment assessment and a year-end goodwill impairment assessment and determined that there was no impairment of goodwill. The fair values of our reporting units were estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         The Acacia Technologies group had $1,776,000 and $1,834,000 of goodwill at September 30, 2003 and December 31, 2002, respectively (net of $2,258,000 of accumulated amortization). The CombiMatrix group had $19,425,000 and $18,859,000 of goodwill at September 30, 2003 and December 31, 2002, respectively (net of $1,312,000 of accumulated amortization).

         On July 2, 2003, Acacia Research Corporation increased its consolidated ownership interest in Advanced Material Sciences to 99% by acquiring 1,774,750 shares of Advanced Material Sciences common stock in exchange for 295,790 shares of AR-CombiMatrix stock. The transaction was accounted for as a step acquisition using the purchase method of accounting. The fair value of the Acacia Research shares issued in the transaction was based on the quoted market price of AR-CombiMatrix stock on the exchange date. The total purchase price of $769,000 was allocated to the fair value of assets acquired and liabilities assumed. The amount attributable to goodwill was $172,000.

         On July 11, 2003, Acacia Research Corporation purchased the outstanding minority interests in CombiMatrix K.K. from Marubeni Corporation ("Marubeni"). Acacia Research Corporation issued 200,000 shares of its AR-CombiMatrix stock to Marubeni in exchange for Marubeni's 10% minority interest in CombiMatrix K.K. The transaction was accounted for as a step acquisition using the purchase method of accounting. The fair value of the AR- CombiMatrix stock issued in the transaction was based on the quoted market price of AR-CombiMatrix stock on the exchange date. The total purchase price of $450,000 was allocated to the fair value of assets acquired and liabilities assumed. The amount attributable to goodwill was $393,000.

         Acacia Research Corporation's interests in Advanced Material Sciences and CombiMatrix K.K. have been attributed to the CombiMatrix group.

         Acacia Research Corporation's only identifiable intangible assets at September 30, 2003 and December 31, 2002 are patents. The gross carrying amounts and accumulated amortization as of September 30, 2003 and December 31, 2002 and amortization expense for the three and nine months ended September 30, 2003 and 2002, related to patents, by segment, are as follows (in thousands):

                                              ACACIA TECHNOLOGIES GROUP                   COMBIMATRIX GROUP
                                      ---------------------------------------   ---------------------------------------
                                      SEPTEMBER 30, 2003   DECEMBER 31, 2002    SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                      ------------------   ------------------   ------------------   ------------------

Gross carrying amount - patents ...   $          10,798    $          10,798    $          12,095    $          12,095
Accumulated amortization ..........              (7,107)              (6,730)              (1,704)                (883)
                                      ------------------   ------------------   ------------------   ------------------
Patents, net ......................   $           3,691    $           4,068    $          10,391    $          11,212
                                      ==================   ==================   ==================   ==================


Patent Amortization Expense:

                                              ACACIA TECHNOLOGIES GROUP                   COMBIMATRIX GROUP
                                      ---------------------------------------   ---------------------------------------
                                      SEPTEMBER 30, 2003   SEPTEMBER 30, 2002   SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                      ------------------   ------------------   ------------------   ------------------

Three Months Ended ................   $             125    $             465    $             274    $              85
                                      ==================   ==================   ==================   ==================
Nine Months Ended .................   $             377    $           1,395    $             821    $             283
                                      ==================   ==================   ==================   ==================

         Annual aggregate amortization expense for each of the next five years through December 31, 2007 is estimated to be $1,595,000 per year ($500,000 for the Acacia Technologies group and $1,095,000 for the CombiMatrix group).

         At September 30, 2003 and December 31, 2002, all of our acquired intangible assets other than goodwill were subject to amortization.


5.       EQUITY FINANCING

         In May 2003, Acacia Research Corporation completed a private equity financing, raising gross proceeds of $5,247,000 through the issuance of 2,385,000 units. Each unit consists of one share of AR-CombiMatrix common stock and one-half, five-year callable common stock purchase warrant. Each full common stock purchase warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $2.75 per share and is callable by Acacia Research Corporation beginning in May 2004 once the daily average of the high and low prices of Acacia Research Corporation's AR-CombiMatrix stock on the Nasdaq SmallCap Market is equal to or above $4.50 for 20 consecutive trading days. Acacia Research Corporation issued an additional 31,502 shares of AR-CombiMatrix stock in lieu of cash payments in conjunction with the private placement for finder's fees. Net proceeds raised from the private equity financing of $4,862,000 were attributed to the CombiMatrix Group. In September 2003, proceeds of $450,000 were received from the issuance of 164,000 shares of AR-CombiMatrix stock related to the exercise of certain warrants issued in connection with the May 2003 private equity financing. The proceeds from the warrants exercised were attributed to the CombiMatrix Group.


6.       RECENT ACCOUNTING PRONOUNCEMENTS

         On January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a significant impact on Acacia Research Corporation's, the CombiMatrix group's or the Acacia Technologies group's financial position or results of operations.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires consolidation of variable interest entities by the entity's primary beneficiary if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46, as amended by FASB Staff Position No. 46-6, is effective immediately for all new variable interest entities created or acquired after January 31, 2003. Acacia Research Corporation must apply FIN 46 to variable interest entities existing prior to February 1, 2003, effective December 31, 2003. We do not expect the adoption of FIN 46 to have a material impact on Acacia Research Corporation's, the CombiMatrix group's or the Acacia Technologies group's financial condition or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material impact on Acacia Research Corporation's, the CombiMatrix group's or the Acacia Technologies group's financial condition or results of operations.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments, excluding mandatorily redeemable financial instruments of certain nonpublic entities, entered into or modified after May 31, 2003, and otherwise is effective for Acacia Research Corporation on July 1, 2003. For mandatorily redeemable financial instruments of certain nonpublic entities, SFAS No. 150 is effective for fiscal periods beginning after December 15, 2004. We do not expect the adoption of SFAS No. 150 to have a material impact on Acacia Research Corporation's, the CombiMatrix group's or the Acacia Technologies group's financial condition or results of operations.


7.       COMMITMENTS AND CONTIGENCIES

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies Corporation in November 2001, Acacia Media Technologies Corporation also executed related assignment agreements which granted to the former owners of Acacia Media Technologies Corporation's current patent portfolio the right to receive a royalty of 15% of future net revenues generated by Acacia Media Technologies Corporation's current patent portfolio, which includes its DMT patents. Royalties to be paid will be expensed in the consolidated statement of operations.

         In September 2003, CombiMatrix Corporation paid Nanogen, Inc., or Nanogen, $500,000, representing the second and final installment of the $1.0 million cash payment due to Nanogen in accordance with the September 30, 2002 settlement agreement entered into between CombiMatrix Corporation, Dr. Don Montgomery and Nanogen. In addition, CombiMatrix Corporation will be required to pay 12.5% of certain revenues, subject to minimum and maximum amounts not to exceed $1.5 million per year, beginning in the fourth quarter of 2003, for the remaining life of the CombiMatrix group's core patents.

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

CONSOLIDATING BALANCE SHEETS
(IN THOUSANDS)

                                                                   AT SEPTEMBER 30, 2003
                                                ---------------------------------------------------------
                                                  ACACIA
                                                TECHNOLOGIES   COMBIMATRIX
                                                   GROUP          GROUP       ELIMINATIONS   CONSOLIDATED
                                                ------------   ------------   ------------   ------------
                ASSETS

Current assets:
    Cash and cash equivalents ...............   $    29,425    $     4,877    $        --    $    34,302
    Short-term investments ..................         5,100         14,157             --         19,257
    Accounts receivable .....................           115            329             --            444
    Prepaid expenses, inventory and other
      assets ................................           933            512             --          1,445
    Receivable from CombiMatrix group .......           159             --           (159)            --
                                                ------------   ------------   ------------   ------------
           Total current assets .............        35,732         19,875           (159)        55,448

Property and equipment, net of accumulated
  depreciation ..............................            90          2,934             --          3,024
Patents, net of accumulated amortization ....         3,691         10,391             --         14,082
Goodwill, net of accumulated amortization ...         1,776         19,425             --         21,201
Other assets ................................           243             96             --            339
                                                ------------   ------------   ------------   ------------
                                               $     41,532    $    52,721    $      (159)   $    94,094
                                                ============   ============   ============   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, accrued expenses and
      other .................................   $     2,086    $     1,776    $        --    $     3,862
    Current portion of deferred revenues ....         1,560         18,748             --         20,308
    Payable to Acacia Technologies group ....            --            159           (159)            --
                                                ------------   ------------   ------------   ------------
           Total current liabilities ........         3,646         20,683           (159)        24,170

Deferred income taxes .......................         1,048          2,282             --          3,330
Deferred revenues, net of current portion ...            --            474             --            474
                                                ------------   ------------   ------------   ------------
           Total liabilities ................         4,694         23,439           (159)        27,974
                                                ------------   ------------   ------------   ------------
Minority interests ..........................         1,130             --             --          1,130
                                                ------------   ------------   ------------   ------------

Stockholders' equity:
    AR - Acacia Technologies stock ..........        35,708             --             --         35,708
    AR - CombiMatrix stock ..................            --         29,282             --         29,282
                                                ------------   ------------   ------------   ------------
           Total stockholders' equity .......        35,708         29,282             --         64,990
                                                ------------   ------------   ------------   ------------
                                                $    41,532    $    52,721    $      (159)   $    94,094
                                                ============   ============   ============   ============

____________________________________________
NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to Soundbreak.com. Total assets related to discontinued operations totaled $2,330,000 and $3,282,000 at September 30, 2003 and December 31, 2002, respectively. Total liabilities related to discontinued operations totaled $575,000 and $918,000 at September 30, 2003 and December 31, 2002, respectively.

                                                   11a

CONSOLIDATING BALANCE SHEETS
(IN THOUSANDS)

                                                                  AT DECEMBER 31, 2002
                                                ---------------------------------------------------------
                                                  ACACIA
                                                TECHNOLOGIES   COMBIMATRIX
                                                   GROUP          GROUP       ELIMINATIONS   CONSOLIDATED
                                                ------------   ------------   ------------   ------------

                ASSETS

Current assets:
    Cash and cash equivalents ...............   $    39,792    $     3,291    $        --    $    43,083
    Short-term investments ..................            --         11,605             --         11,605
    Accounts receivable .....................            --            578             --            578
    Prepaid expenses, inventory and other
      assets ................................           775            446             --          1,221
    Receivable from CombiMatrix group .......           114             --           (114)            --
                                                ------------   ------------   ------------   ------------
           Total current assets .............        40,681         15,920           (114)        56,487

Property and equipment, net of accumulated
  depreciation ..............................           180          3,895             --          4,075
Patents, net of accumulated amortization ....         4,068         11,212             --         15,280
Goodwill, net of accumulated amortization ...         1,834         18,859             --         20,693
Other assets ................................           449             87             --            536
                                                ------------   ------------   ------------   ------------
                                                $    47,212    $    49,973    $      (114)   $    97,071
                                                ============   ============   ============   ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, accrued expenses and
      other .................................   $     2,524    $     2,302    $        --    $     4,826
    Current portion of deferred revenues ....         1,503          9,172             --         10,675
    Payable to Acacia Technologies group ....            --            114           (114)            --
                                                ------------   ------------   ------------   ------------
           Total current liabilities ........         4,027         11,588           (114)        15,501

Deferred income taxes .......................         1,156          2,384             --          3,540
Deferred revenues, net of current portion ...            --             --             --             --
                                                ------------   ------------   ------------   ------------
           Total liabilities ................         5,183         13,972           (114)        19,041
                                                ------------   ------------   ------------   ------------
Minority interests ..........................         1,487            684             --          2,171
                                                ------------   ------------   ------------   ------------

Stockholders' equity:
    AR - Acacia Technologies stock ..........        40,542             --             --         40,542
    AR - CombiMatrix stock ..................            --         35,317             --         35,317
                                                ------------   ------------   ------------   ------------
           Total stockholders' equity .......        40,542         35,317             --         75,859
                                                ------------   ------------   ------------   ------------
                                                $    47,212    $    49,973    $      (114)   $    97,071
                                                ============   ============   ============   ============

____________________________________________
NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to Soundbreak.com. Total assets related to discontinued operations totaled $2,330,000 and $3,282,000 at September 30, 2003 and December 31, 2002, respectively. Total liabilities related to discontinued
operations totaled $575,000 and $918,000 at September 30, 2003 and December 31,
2002, respectively.

                                                   11b

CONSOLIDATING STATEMENTS OF OPERATIONS
(IN THOUSANDS)

                                                                 THREE MONTHS ENDED SEPTEMBER 30, 2003
                                                -----------------------------------------------------------------------------
                                                     ACACIA
                                                  TECHNOLOGIES        COMBIMATRIX         ELIMINATIONS/
                                                      GROUP               GROUP         RECLASSIFICATIONS     CONSOLIDATED
                                                -----------------   -----------------   -----------------   -----------------
Revenues:
    License fee income ........................ $            186    $             --    $             --    $            186
    Product revenue ...........................               --                 171                  --                 171
    Contract revenue ..........................               --                  10                  --                  10
                                                -----------------   -----------------   -----------------   -----------------
         Total revenues .......................              186                 181                  --                 367
                                                -----------------   -----------------   -----------------   -----------------

Operating expenses:
    Cost of sales .............................               --                  17                  --                  17
    Research and development expenses .........               --               1,726                  --               1,726
    Non-cash stock compensation expense -
      research and development ................               --                 243                  --                 243
    Marketing, general and administrative
      expenses ................................              955               2,122                  --               3,077
    Non-cash stock compensation expense -
      marketing, general and administrative ...               --                 421                  --                 421
    Legal expenses - patents ..................              598                  --                  --                 598
    Amortization of patents ...................              125                 274                  --                 399
                                                -----------------   -----------------   -----------------   -----------------
         Total operating expenses .............            1,678               4,803                  --               6,481
                                                -----------------   -----------------   -----------------   -----------------
         Operating loss .......................           (1,492)             (4,622)                 --              (6,114)
                                                -----------------   -----------------   -----------------   -----------------

Other income (expense):
    Impairment of cost method investment ......               --                  --                  --                  --
    Interest income ...........................              128                  52                  --                 180
    Realized gains on short-term investments ..               32                  --                  --                  32
    Other income ..............................               --                  --                  --                  --
                                                -----------------   -----------------   -----------------   -----------------
         Total other income ...................              160                  52                  --                 212
                                                -----------------   -----------------   -----------------   -----------------
Loss from operations before
  income taxes and minority interests .........           (1,332)             (4,570)                 --              (5,902)

Benefit for income taxes ......................               36                  34                  --                  70
                                                -----------------   -----------------   -----------------   -----------------
Loss from operations before minority
  interests ...................................           (1,296)             (4,536)                 --              (5,832)

Minority interests ............................               --                  --                  --                  --
                                                -----------------   -----------------   -----------------   -----------------
Net loss ...................................... $         (1,296)   $         (4,536)   $             --    $         (5,832)
                                                =================   =================   =================   =================

                                                             12a

CONSOLIDATING STATEMENTS OF OPERATIONS
(IN THOUSANDS)

                                                                    NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                -----------------------------------------------------------------------------
                                                     ACACIA
                                                  TECHNOLOGIES        COMBIMATRIX         ELIMINATIONS/
                                                      GROUP               GROUP         RECLASSIFICATIONS     CONSOLIDATED
                                                -----------------   -----------------   -----------------   -----------------
Revenues:
    License fee income .......................  $            211    $             --    $             --    $            211
    Product revenue ..........................                --                 380                  --                 380
    Contract revenue .........................                --                  23                  --                  23
                                                -----------------   -----------------   -----------------   -----------------
         Total revenues ......................               211                 403                  --                 614
                                                -----------------   -----------------   -----------------   -----------------

Operating expenses:
    Cost of sales ............................                --                  94                  --                  94
    Research and development expenses ........                --               6,219                  --               6,219
    Non-cash stock compensation expense -
      research and development ...............                --                 525                  --                 525
    Marketing, general and administrative
      expenses ...............................             3,157               6,890                  --              10,047
    Non-cash stock compensation expense -
      marketing, general and administrative ..                --               1,055                  --               1,055
    Legal expenses - patents .................             1,435                  --                  --               1,435
    Amortization of patents ..................               377                 821                  --               1,198
                                                -----------------   -----------------   -----------------   -----------------
         Total operating expenses ............             4,969              15,604                  --              20,573
                                                -----------------   -----------------   -----------------   -----------------
         Operating loss ......................            (4,758)            (15,201)                 --             (19,959)
                                                -----------------   -----------------   -----------------   -----------------

Other income (expense):
    Impairment of cost method investment .....              (207)                 --                  --                (207)
    Interest income ..........................               408                 164                  --                 572
    Realized gains on short-term investments .                94                  --                  --                  94
    Other income .............................                 1                  --                  --                   1
                                                -----------------   -----------------   -----------------   -----------------
         Total other income ..................               296                 164                  --                 460
                                                -----------------   -----------------   -----------------   -----------------
Loss from operations before
  income taxes and minority interests ........            (4,462)            (15,037)                 --             (19,499)

Benefit for income taxes .....................                94                 102                  --                 196
                                                -----------------   -----------------   -----------------   -----------------
Loss from operations before minority
  interests ..................................            (4,368)            (14,935)                 --             (19,303)

Minority interests ...........................                --                  30                  --                  30
                                                -----------------   -----------------   -----------------   -----------------
Net loss .....................................  $         (4,368)   $        (14,905)   $             --    $        (19,273)
                                                =================   =================   =================   =================

                                                             12b


CONSOLIDATING STATEMENTS OF OPERATIONS (CONTINUED)
(IN THOUSANDS)

                                                                    THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                -----------------------------------------------------------------------------
                                                     ACACIA
                                                  TECHNOLOGIES        COMBIMATRIX         ELIMINATIONS/
                                                      GROUP               GROUP         RECLASSIFICATIONS     CONSOLIDATED
                                                -----------------   -----------------   -----------------   -----------------
Revenues:
    License fee income ........................ $             43    $             --    $             --    $             43
    Product revenue ...........................               --                  23                  --                  23
    Grant and contract revenue ................               --                 113                  --                 113
                                                -----------------   -----------------   -----------------   -----------------
    Total revenues ............................               43                 136                  --                 179
                                                -----------------   -----------------   -----------------   -----------------
Operating expenses:
    Cost of sales .............................               --                   6                  --                   6
    Research and development expenses .........               --               6,449                  --               6,449
    Non-cash stock compensation expense -
      research and development ................               --                 753                  --                 753
    Marketing, general and administrative
      expenses ................................            1,423               2,614                  --               4,037
    Non-cash stock compensation expense -
      marketing, general and administrative ...               --               1,263                  --               1,263
    Legal expenses - patents ..................              690                  --                  --                 690
    Amortization of patents ...................              465                  85                  --                 550
    Legal settlement charges ..................               --              18,471                  --              18,471
                                                -----------------   -----------------   -----------------   -----------------
    Total operating expenses ..................            2,578              29,641                  --              32,219
                                                -----------------   -----------------   -----------------   -----------------
    Operating loss ............................           (2,535)            (29,505)                 --             (32,040)
                                                -----------------   -----------------   -----------------   -----------------
Other (expense) income:

    Impairment of cost method investment ......           (2,748)                 --                  --              (2,748)
    Interest income ...........................              150                 111                  --                 261
    Realized losses on short-term
      investments .............................               --                  --                  --                  --
    Unrealized losses on short-term
      investments .............................             (213)                 --                  --                (213)
    Interest expense ..........................               --                 (44)                 --                 (44)
    Other (expense) income ....................               (5)                 --                  --                  (5)
                                                -----------------   -----------------   -----------------   -----------------
    Total other (expense) income ..............           (2,816)                 67                  --              (2,749)
                                                -----------------   -----------------   -----------------   -----------------
Loss from operations before income taxes
  and minority interests ......................           (5,351)            (29,438)                 --              (34,789)

Benefit for income taxes ......................              253                  34                  --                 287
                                                -----------------   -----------------   -----------------   -----------------
Loss from operations before minority
  interests ...................................           (5,098)            (29,404)                 --             (34,502)

Minority interests ............................               23              14,057                  --              14,080
                                                -----------------   -----------------   -----------------   -----------------
Loss from continuing operations ...............           (5,075)            (15,347)                 --              (20,422)

Discontinued operations:
    Estimated loss on disposal of
      Soundbreak.com ..........................             (200)                 --                  --                (200)
                                                -----------------   -----------------   -----------------   -----------------
Net loss ...................................... $         (5,275)   $        (15,347)   $             --    $        (20,622)
                                                =================   =================   =================   =================

                                                             13a

CONSOLIDATING STATEMENTS OF OPERATIONS (CONTINUED)
(IN THOUSANDS)

                                                                       NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                -----------------------------------------------------------------------------
                                                     ACACIA
                                                  TECHNOLOGIES        COMBIMATRIX         ELIMINATIONS/
                                                      GROUP               GROUP         RECLASSIFICATIONS     CONSOLIDATED
                                                -----------------   -----------------   -----------------   -----------------
Revenues:
    License fee income ........................ $             43    $             --    $             --    $             43
    Product revenue ...........................               --                 297                  --                 297
    Grant and contract revenue ................               --                 526                  --                 526
                                                -----------------   -----------------   -----------------   -----------------
    Total revenues ............................               43                 823                  --                 866
                                                -----------------   -----------------   -----------------   -----------------
Operating expenses:
    Cost of sales .............................               --                 259                  --                 259
    Research and development expenses .........               --              14,143                  --              14,143
    Non-cash stock compensation expense -
      research and development ................               --               1,867                  --               1,867
    Marketing, general and administrative
      expenses ................................            5,288               7,824                  --              13,112
    Non-cash stock compensation expense -
      marketing, general and administrative ...               19               3,697                  --               3,716
    Legal expenses - patents ..................            1,141                  --                  --               1,141
    Amortization of patents ...................            1,395                 283                  --               1,678
    Legal settlement charges ..................               --              18,471                  --              18,471
                                                -----------------   -----------------   -----------------   -----------------
    Total operating expenses ..................            7,843              46,544                  --              54,387
                                                -----------------   -----------------   -----------------   -----------------
    Operating loss ............................           (7,800)            (45,721)                 --             (53,521)
                                                -----------------   -----------------   -----------------   -----------------
Other (expense) income:

    Impairment of cost method investment ......           (2,748)                 --                  --              (2,748)
    Interest income ...........................              450                 510                  --                 960
    Realized losses on short-term
      investments .............................           (1,483)                 --                  --              (1,483)
    Unrealized losses on short-term
      investments .............................             (690)                 --                  --                (690)
    Interest expense ..........................               --                (165)                 --                (165)
    Other (expense) income ....................               47                  --                  --                  47
                                                -----------------   -----------------   -----------------   -----------------
    Total other (expense) income ..............           (4,424)                345                  --              (4,079)
                                                -----------------   -----------------   -----------------   -----------------
Loss from operations before income taxes
  and minority interests ......................          (12,224)            (45,376)                 --             (57,600)

Benefit for income taxes ......................              318                 113                  --                 431
                                                -----------------   -----------------   -----------------   -----------------
Loss from operations before minority
  interests ...................................          (11,906)            (45,263)                 --             (57,169)

Minority interests ............................              186              20,434                  --              20,620
                                                -----------------   -----------------   -----------------   -----------------
Loss from continuing operations ...............          (11,720)            (24,829)                 --             (36,549)

Discontinued operations:
    Estimated loss on disposal of
      Soundbreak.com ..........................             (200)                 --                  --                (200)
                                                -----------------   -----------------   -----------------   -----------------
Net loss ...................................... $        (11,920)   $        (24,829)   $             --    $        (36,749)
                                                =================   =================   =================   =================

                                                             13b

CONSOLIDATING STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                                                  NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                        --------------------------------------------------------
                                                           ACACIA
                                                        TECHNOLOGIES   COMBIMATRIX
                                                            GROUP         GROUP       ELIMINATIONS  CONSOLIDATED
                                                        ------------   ------------   ------------  ------------
Cash flows from operating activities:
   Net loss from operations .........................   $    (4,368)   $   (14,905)   $        --   $   (19,273)
   Adjustments to reconcile net loss
    from operations to net cash used
    in operating activities:
      Depreciation and amortization .................           471          1,822             --         2,293
      Minority interests ............................            --            (30)            --           (30)
      Non-cash stock compensation expense ...........            --          1,580             --         1,580
      Deferred tax benefit ..........................          (108)          (102)            --          (210)
      Net sales of trading securities ...............            --             --             --            --
      Unrealized losses on short-term investments ...            --             --             --            --
      Minority interest distributions ...............            --             --             --            --
      Impairment of cost method investment ..........           207             --             --           207
      Issuance of common stock by
        subsidiary - legal settlement ...............            --             --             --            --
      Other .........................................            (6)            75             --            69
Changes in assets and liabilities:
      Accounts receivable ...........................          (115)           249             --           134
      Prepaid expenses, inventory, and
        other assets ................................           (98)           (75)            --          (173)
      Accounts payable, accrued expenses
        and other ...................................          (126)          (492)            --          (618)
      Deferred revenues .............................            57         10,050             --        10,107
                                                        ------------   ------------   ------------  ------------
      Net cash used in operating activities
        from continuing operations ..................        (4,086)        (1,828)            --        (5,914)
      Net cash used in operating activities
        from discontinued operations ................          (350)            --             --          (350)
                                                        ------------   ------------   ------------  ------------
      Net cash used in operating activities .........        (4,436)        (1,828)            --        (6,264)
                                                        ------------   ------------   ------------  ------------
Cash flows from investing activities:
      Purchase of property and equipment, net .......            (4)           (73)            --           (77)
      Purchase of available-for-sale investments ....        (5,100)       (21,461)            --       (26,561)
      Sale of available-for-sale investments ........            --         18,887             --        18,887
      Other .........................................            --             --             --            --
                                                        ------------   ------------   ------------  ------------
      Net cash (used in) provided by investing
        activities from continuing operations .......        (5,104)        (2,647)            --        (7,751)
      Net cash used in investing activities from
        discontinued operations .....................          (356)            --             --          (356)
                                                        ------------   ------------   ------------  ------------
      Net cash (used in) provided by investing
        activities ..................................        (5,460)        (2,647)            --        (8,107)
                                                        ------------   ------------   ------------  ------------
Cash flows from financing activities:
      Net cash attributed to the Acacia
        Technologies group ..........................          (471)            --             --          (471)
      Net cash attributed to the CombiMatrix
        group .......................................            --          6,074             --         6,074
                                                        ------------   ------------   ------------  ------------
      Net cash (used in) provided by financing
        activities ..................................          (471)         6,074             --         5,603
                                                        ------------   ------------   ------------  ------------
Effect of exchange rate on cash .....................            --            (13)            --           (13)
                                                        ------------   ------------   ------------  ------------
(Increase) decrease in cash and cash equivalents ....       (10,367)         1,586             --        (8,781)

Cash and cash equivalents, beginning ................        39,792          3,291             --        43,083
                                                        ------------   ------------   ------------  ------------
Cash and cash equivalents, ending ...................   $    29,425    $     4,877    $        --   $    34,302
                                                        ============   ============   ============  ============

                                                          14a


                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                        --------------------------------------------------------
                                                           ACACIA
                                                        TECHNOLOGIES   COMBIMATRIX
                                                           GROUP          GROUP       ELIMINATIONS  CONSOLIDATED
                                                        ------------   ------------   ------------  ------------
Cash flows from operating activities:
   Net loss from operations .........................   $   (11,720)   $   (24,829)   $        --   $   (36,549)
   Adjustments to reconcile net loss
    from operations to net cash used
    in operating activities:
      Depreciation and amortization .................         1,556          1,296             --         2,852
      Minority interests ............................          (186)       (20,434)            --       (20,620)
      Non-cash stock compensation expense ...........            19          5,564             --         5,583
      Deferred tax benefit ..........................          (107)          (113)            --          (220)
      Net sales of trading securities ...............         2,688             --             --         2,688
      Unrealized losses on short-term investments ...           690             --             --           690
      Minority interest distributions ...............           430             --             --           430
      Impairment of cost method investment ..........         2,748             --             --         2,748
      Issuance of common stock by
        subsidiary - legal settlement ...............            --         17,471             --        17,471
      Other .........................................            (8)            95             --            87
Changes in assets and liabilities:
      Accounts receivable ...........................            --         (2,409)            --        (2,409)
      Prepaid expenses, inventory, and
        other assets ................................          (846)          (144)            --          (990)
      Accounts payable, accrued expenses
        and other ...................................           342          2,008             --         2,350
      Deferred revenues .............................            --          5,180             --         5,180
                                                        ------------   ------------   ------------  ------------
      Net cash used in operating activities
        from continuing operations ..................        (4,394)       (16,315)            --       (20,709)
      Net cash used in operating activities
        from discontinued operations ................          (812)            --             --          (812)
                                                        ------------   ------------   ------------  ------------
      Net cash used in operating activities .........        (5,206)       (16,315)            --       (21,521)
                                                        ------------   ------------   ------------  ------------
Cash flows from investing activities:
      Purchase of property and equipment, net .......           (70)          (544)            --          (614)
      Purchase of available-for-sale investments ....        (4,500)        (8,272)            --       (12,772)
      Sale of available-for-sale investments ........            --         14,292             --        14,292
      Other .........................................          (157)            --             --          (157)
                                                        ------------   ------------   ------------  ------------
      Net cash (used in) provided by investing
        activities from continuing operations .......        (4,727)         5,476             --           749
      Net cash used in investing activities from
        discontinued operations .....................            (3)            --             --            (3)
                                                        ------------   ------------   ------------  ------------
      Net cash (used in) provided by investing
        activities ..................................        (4,730)         5,476             --           746
                                                        ------------   ------------   ------------  ------------
Cash flows from financing activities:
      Net cash attributed to the Acacia
        Technologies group ..........................          (800)            --             --          (800)
      Net cash attributed to the CombiMatrix
        group .......................................            --            179             --           179
                                                        ------------   ------------   ------------  ------------
      Net cash (used in) provided by financing
        activities ..................................          (800)           179             --          (621)
                                                        ------------   ------------   ------------  ------------
Effect of exchange rate on cash .....................            --             71             --            71
                                                        ------------   ------------   ------------  ------------
(Increase) decrease in cash and cash equivalents ....       (10,736)       (10,589)            --       (21,325)

Cash and cash equivalents, beginning ................        46,859         12,592             --        59,451
                                                        ------------   ------------   ------------  ------------
Cash and cash equivalents, ending ...................   $    36,123    $     2,003    $        --   $    38,126
                                                        ============   ============   ============  ============

                                                 14b

                                COMBIMATRIX GROUP
                   (A Division of Acacia Research Corporation)
                                 BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                           2003        2002
                                                        ----------   ----------

                                     ASSETS

Current assets:
     Cash and cash equivalents ........................ $   4,877    $   3,291
     Short-term investments ...........................    14,157       11,605
     Accounts receivable ..............................       329          578
     Prepaid expenses, inventory and other assets .....       512          446
                                                        ----------   ----------

          Total current assets ........................    19,875       15,920

Property and equipment, net of accumulated
  depreciation and amortization .......................     2,934        3,895
Patents, net of accumulated amortization of
  $1,704 (2003) and $883 (2002) .......................    10,391       11,212
Goodwill, net of accumulated amortization of
  $1,312 (2003) and (2002) ............................    19,425       18,859
Other assets ..........................................        96           87
                                                        ----------   ----------

                                                        $  52,721    $  49,973
                                                        ==========   ==========

                      LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
     Accounts payable, accrued expenses and other ..... $   1,776    $   2,302
     Current portion of deferred revenues .............    18,748        9,172
     Payable to Acacia Technologies group .............       159          114
                                                        ----------   ----------

          Total current liabilities ...................    20,683       11,588

Deferred income taxes .................................     2,282        2,384
Deferred revenues, net of current portion .............       474           --
                                                        ----------   ----------

          Total liabilities ...........................    23,439       13,972
                                                        ----------   ----------

Minority interests ....................................        --          684
                                                        ----------   ----------

Commitments and contingencies (Note 6)

Allocated net worth:

     Funds allocated by Acacia Research Corporation ...   138,156      129,286

     Accumulated net losses ...........................  (108,874)     (93,969)
                                                        ----------   ----------

          Total allocated net worth ...................    29,282       35,317
                                                        ----------   ----------
                                                        $  52,721    $  49,973
                                                        ==========   ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                                     COMBIMATRIX GROUP
                        (A Division of Acacia Research Corporation)
                                 STATEMENTS OF OPERATIONS
                                      (In thousands)
                                        (Unaudited)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                     ---------------------   ---------------------
                                                       2003         2002        2003        2002
                                                     ---------   ---------   ---------   ---------

Revenues:
     Product revenue .............................   $    171    $     23    $    380    $    297
     Grant and contract revenue ..................         10         113          23         526
                                                     ---------   ---------   ---------   ---------
          Total revenues .........................        181         136         403         823
                                                     ---------   ---------   ---------   ---------
Operating expenses:
     Cost of sales ...............................         17           6          94         259
     Research and development expenses ...........      1,726       6,449       6,219      14,143
     Non-cash stock compensation expense -
       research and development ..................        243         753         525       1,867
     Marketing, general and administrative
       expenses ..................................      2,122       2,614       6,890       7,824
     Non-cash stock compensation expense -
       marketing, general and administrative .....        421       1,263       1,055       3,697
     Amortization of patents .....................        274          85         821         283
     Legal settlement charges ....................         --      18,471          --      18,471
                                                     ---------   ---------   ---------   ---------
          Total operating expenses ...............      4,803      29,641      15,604      46,544
                                                     ---------   ---------   ---------   ---------
          Operating loss .........................     (4,622)    (29,505)    (15,201)    (45,721)
                                                     ---------   ---------   ---------   ---------
Other income (expense):
     Interest income .............................         52         111         164         510
     Interest expense ............................         --         (44)         --        (165)
                                                     ---------   ---------   ---------   ---------
          Total other income .....................         52          67         164         345
                                                     ---------   ---------   ---------   ---------
Loss from operations before income taxes
  and minority interests .........................     (4,570)    (29,438)    (15,037)    (45,376)

Benefit for income taxes .........................         34          34         102         113
                                                     ---------   ---------   ---------   ---------
Loss from operations before minority interests ...     (4,536)    (29,404)    (14,935)    (45,263)

Minority interests ...............................         --      14,057          30      20,434
                                                     ---------   ---------   ---------   ---------
Division net loss ................................   $ (4,536)   $(15,347)   $(14,905)   $(24,829)
                                                     =========   =========   =========   =========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                  FINANCIAL STATEMENTS.

                                            16

                                         COMBIMATRIX GROUP
                            (A Division of Acacia Research Corporation)
                                     STATEMENTS OF CASH FLOWS
                                          (In thousands)
                                            (Unaudited)
                                                                       NINE MONTHS ENDED
                                                           ---------------------------------------
                                                           SEPTEMBER 30, 2003   SEPTEMBER 30, 2002
                                                           ------------------   ------------------
Cash flows from operating activities:
  Division net loss from operations ....................     $     (14,905)       $      (24,829)
  Adjustments to reconcile division net loss
   from operations to net cash used in
   operating activities:
     Depreciation and amortization .....................             1,822                 1,296
     Minority interests ................................               (30)              (20,434)
     Non-cash stock compensation expense ...............             1,580                 5,564
     Deferred tax benefit ..............................              (102)                 (113)
     Legal settlement charges ..........................                --                17,471
     Other .............................................                75                    95
Changes in assets and liabilities:
     Accounts receivable ...............................               249                (2,409)
     Prepaid expenses, inventory and other assets ......               (75)                 (144)
     Accounts payable, accrued expenses and other ......              (492)                2,008
     Deferred revenues .................................            10,050                 5,180
                                                           ------------------   ------------------
     Net cash used in operating activities .............            (1,828)              (16,315)
                                                           ------------------   ------------------
Cash flows from investing activities:
     Purchase of property and equipment, net ...........               (73)                 (544)
     Purchase of available-for-sale investments ........           (21,461)               (8,272)
     Sale of available-for-sale investments ............            18,887                14,292
                                                           ------------------   ------------------
     Net cash (used in) provided by investing
       activities ......................................            (2,647)                5,476
                                                           ------------------   ------------------
Cash flows from financing activities:
     Net cash flows attributed to the
       CombiMatrix group ...............................             6,074                   179
                                                           ------------------   ------------------
Effect of exchange rate on cash ........................               (13)                   71
                                                           ------------------   ------------------
Increase (decrease) in cash and cash equivalents .......             1,586               (10,589)

Cash and cash equivalents, beginning ...................             3,291                12,592
                                                           ------------------   ------------------
Cash and cash equivalents, ending ......................     $       4,877        $        2,003
                                                           ==================   ==================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                              FINANCIAL STATEMENTS.

                                       17

                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         DESCRIPTION OF BUSINESS. The CombiMatrix group, a division of Acacia Research Corporation, is intended to reflect the performance of Acacia Research Corporation's wholly owned subsidiary, CombiMatrix Corporation, and CombiMatrix Corporation's subsidiaries, Advanced Material Sciences, Inc. ("Advanced Material Sciences") and CombiMatrix K.K., as well as the assets, liabilities and related transactions of Acacia Research Corporation attributed to the CombiMatrix group. The CombiMatrix group's core technology opportunity in the life sciences sector has been primarily developed through CombiMatrix Corporation, a life sciences technology company that is developing a platform technology to rapidly produce customizable active biochips, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. CombiMatrix Corporation's technology has a wide range of potential applications including DNA synthesis/diagnostics, drug discovery, and immunochemical detection. CombiMatrix Corporation's Express Track(sm) drug discovery program is a systems biology approach, using its technology to target common viral diseases with siRNA compounds. CombiMatrix Corporation's majority-owned subsidiary, Advanced Material Sciences, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences.

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

         BASIS OF PRESENTATION. The unaudited interim CombiMatrix group financial statements as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the CombiMatrix group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2002. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The CombiMatrix group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of its financial position as of September 30, 2003, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

         AR-CombiMatrix stock is intended to reflect the separate performance of the CombiMatrix group, a division of Acacia Research Corporation. The CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock are stockholders of Acacia Research Corporation. As a result, holders of AR-CombiMatrix stock are subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets that Acacia Research Corporation attributes to the CombiMatrix group could be subject to the liabilities of the Acacia Technologies group.

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

         Revenue from government grant and contract activities are recognized as the related services are performed, when the services have been approved by the grantor and collectibility is reasonably assured. Amounts recognized are limited to amounts due from customers based on contract or grant terms.

         Revenue from the sale of products and services is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the fees are fixed or determinable, and (iv) collectibility is reasonably assured.

         Revenues from multiple-element arrangements involving royalties, up-front payments and milestone payments, which are received or billable by the CombiMatrix group in connection with other rights and services that represent continuing obligations are deferred until all of the elements have been delivered or until the CombiMatrix group has established objective and verifiable evidence of the fair value of the undelivered elements.

         Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. At September 30, 2003, the CombiMatrix group recorded $19,222,000 as deferred revenues related to payments received under multiple-element arrangements and other advances. Deferred revenue balances will be recognized as revenue in future periods when the applicable revenue recognition criteria as described above are met.

         STOCK-BASED COMPENSATION. Compensation cost of stock options issued to employees of Acacia Research Corporation is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and related interpretations. As a result of the recapitalization transaction discussed earlier, future stock compensation expense resulting from the issuance of AR-CombiMatrix stock, if any, will generally be allocated to the CombiMatrix group.

         EARNINGS PER SHARE INFORMATION AND STOCK OPTION AND RELATED OPTION PLAN INFORMATION. Earnings per share and stock option and related option plan information is omitted from the CombiMatrix group footnotes because AR-CombiMatrix stock is part of the capital structure of Acacia Research Corporation. The CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock are stockholders of Acacia Research Corporation. This presentation reflects the fact that the CombiMatrix group does not have legally issued common or preferred stock and AR-CombiMatrix stock transactions are not legal transactions of the CombiMatrix group. Refer to the Acacia Research Corporation consolidated financial statements for earnings per share information for Acacia Research Corporation's classes of stock, computed using the two-class method in accordance with SFAS No. 128, "Earnings per Share." Refer to the Acacia Research Corporation consolidated financial statements for disclosures regarding Acacia Research Corporation's stock option plans.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 6 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.


4.       GOODWILL AND INTANGIBLES

         Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which provides that goodwill is no longer subject to amortization. Instead, goodwill is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. The CombiMatrix group has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. The CombiMatrix group has one reporting unit. As of January 1, 2002, the date of adoption of the standard, the CombiMatrix group had unamortized goodwill in the amount of $2,851,000. In 2002, the CombiMatrix group performed a transitional goodwill impairment assessment and a year-end goodwill impairment assessment and determined that there was no impairment of goodwill. The fair value of the CombiMatrix group reporting unit was estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         On July 2, 2003, Acacia Research Corporation increased its consolidated ownership interest in Advanced Material Sciences to 99% by acquiring 1,774,750 shares of Advanced Material Sciences common stock in exchange for 295,790 shares of AR-CombiMatrix stock. The transaction was accounted for as a step acquisition using the purchase method of accounting. The fair value of the Acacia Research shares issued in the transaction was based on the quoted market price of AR-CombiMatrix stock on the exchange date. The total purchase price of $769,000 was allocated to the fair value of assets acquired and liabilities assumed. The amount attributable to goodwill was $172,000.

          On July 11, 2003, Acacia Research Corporation purchased the outstanding minority interests in CombiMatrix K.K. from Marubeni Corporation ("Marubeni"). Acacia Research Corporation issued 200,000 shares of its AR-CombiMatrix stock to Marubeni in exchange for Marubeni's 10% minority interest in CombiMatrix K.K. The transaction was accounted for as a step acquisition using the purchase method of accounting. The fair value of the AR-CombiMatrix stock issued in the transaction was based on the quoted market price of AR-CombiMatrix stock on the exchange date. The total purchase price of $450,000 was allocated to the fair value of assets acquired and liabilities assumed. The amount attributable to goodwill was $393,000.

          Acacia Research Corporation's interests in Advanced Material Sciences and CombiMatrix K.K. have been attributed to the CombiMatrix group.

         The CombiMatrix group's only identifiable intangible assets are patents, which have remaining economic useful lives up to 2020. Annual aggregate amortization expense for each of the next five years through December 31, 2007 is estimated to be $1,095,000 per year. At September 30, 2003 and December 31, 2002, all of the CombiMatrix group's acquired intangible assets other than goodwill were subject to amortization.


5.       ALLOCATED NET WORTH

         In May 2003, Acacia Research Corporation completed a private equity financing, raising gross proceeds of $5,247,000 through the issuance of 2,385,000 units. Each unit consists of one share of AR-CombiMatrix common stock and one-half five-year callable common stock purchase warrant. Each full common stock purchase warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $2.75 per share and is callable by Acacia Research Corporation once the daily average of the high and low prices of Acacia Research Corporation's AR-CombiMatrix stock on the Nasdaq SmallCap Market is equal to or above $4.50 for 20 consecutive trading days. Acacia Research Corporation issued an additional 31,502 shares of AR-CombiMatrix stock in lieu of cash payments in conjunction with the private placement for finder's fees. Net proceeds raised from the private equity financing of $4,862,000 have been attributed to the CombiMatrix Group.

6.       COMMITMENTS AND CONTIGENCIES

         In September 2003, CombiMatrix Corporation paid Nanogen, Inc., or Nanogen, $500,000, representing the second and final installment of the $1.0 million cash payment due to Nanogen in accordance with the September 30, 2002 settlement agreement entered into between CombiMatrix Corporation, Dr. Don Montgomery and Nanogen. In addition, CombiMatrix Corporation will be required to pay 12.5% of certain revenues, subject to minimum and maximum amounts not to exceed $1.5 million per year, beginning in the fourth quarter of 2003, for the remaining life of the CombiMatrix group's core patents.

         In January 2001, CombiMatrix Corporation entered into a one-year commitment with an unrelated party to purchase $1.1 million worth of semiconductor wafers contingent upon successfully developing a next-generation microarray.


                             ACACIA TECHNOLOGIES GROUP
                    (A Division of Acacia Research Corporation)
                                   BALANCE SHEETS
                                   (In thousands)
                                    (Unaudited)

                                                        SEPTEMBER 30,    DECEMBER 31,
                                                            2003             2002
                                                        -------------   -------------
                                       ASSETS

Current assets:
     Cash and cash equivalents .......................   $    29,425    $     39,792
     Short-term investments ..........................         5,100              --
     Accounts receivable .............................           115              --
     Prepaid expenses and other assets ...............           933             775
     Receivable from CombiMatrix group ...............           159             114
                                                        -------------   -------------
          Total current assets .......................        35,732          40,681

Property and equipment, net of accumulated
  depreciation .......................................            90             180
Patents, net of accumulated amortization of $7,107
  (2003) and $6,730 (2002) ...........................         3,691           4,068
Goodwill, net of accumulated amortization of $2,258
  (2003) and (2002) ..................................         1,776           1,834
Other assets .........................................           243             449
                                                        -------------   -------------
                                                        $     41,532    $     47,212
                                                        =============   =============

                        LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
     Accounts payable, accrued expenses and other ....  $      2,086    $      2,524
     Deferred revenues ...............................         1,560           1,503
                                                        -------------   -------------
          Total current liabilities ..................         3,646           4,027

Deferred income taxes ................................         1,048           1,156
                                                        -------------   -------------
          Total liabilities ..........................         4,694           5,183
                                                        -------------   -------------
Minority interests ...................................         1,130           1,487
                                                        -------------   -------------
Commitments and contingencies (Note 5)

Allocated net worth:

     Funds allocated by Acacia Research Corporation ..       105,091         105,557

     Accumulated net losses ..........................       (69,383)        (65,015)
                                                        -------------   -------------
          Total allocated net worth ..................        35,708          40,542
                                                        -------------   -------------
                                                        $     41,532    $     47,212
                                                        =============   =============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                               FINANCIAL STATEMENTS.

                                         22

                                      ACACIA TECHNOLOGIES GROUP
                             (A Division of Acacia Research Corporation)
                                      STATEMENTS OF OPERATIONS
                                           (In thousands)
                                             (Unaudited)

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                 SEPTEMBER 30,
                                                             ---------------------------   ---------------------------
                                                                 2003           2002           2003            2002
                                                             ------------   ------------   ------------   ------------

Revenues:
     License fee income ..................................   $       186    $        43    $       211    $        43
                                                             ------------   ------------   ------------   ------------
          Total revenues .................................           186             43            211             43
                                                             ------------   ------------   ------------   ------------

Operating expenses:
     Marketing, general and administrative expenses ......           955          1,423          3,157          5,288
     Non-cash stock compensation expense - marketing,
       general and administrative ........................            --             --             --             19
     Legal expenses - patents ............................           598            690          1,435          1,141
     Amortization of patents .............................           125            465            377          1,395
                                                             ------------   ------------   ------------   ------------
          Total operating expenses .......................         1,678          2,578          4,969          7,843
                                                             ------------   ------------   ------------   ------------
          Operating loss .................................        (1,492)        (2,535)        (4,758)        (7,800)
                                                             ------------   ------------   ------------   ------------

Other income (expense):
     Impairment of cost method investment ................            --         (2,748)          (207)        (2,748)
     Interest income .....................................           128            150            408            450
     Realized gains (losses) on short-term investments ...            32             --             94         (1,483)
     Unrealized losses on short-term investments .........            --           (213)            --           (690)
     Other (expenses) income .............................            --             (5)             1             47
                                                             ------------   ------------   ------------   ------------
          Total other income (expenses) ..................           160         (2,816)           296         (4,424)
                                                             ------------   ------------   ------------   ------------
Loss from continuing operations before
  income taxes and minority interests ....................        (1,332)        (5,351)        (4,462)       (12,224)

Benefit for income taxes .................................            36            253             94            318
                                                             ------------   ------------   ------------   ------------
Loss from continuing operations before
  minority interests .....................................        (1,296)        (5,098)        (4,368)       (11,906)

Minority interests .......................................            --             23             --            186
                                                             ------------   ------------   ------------   ------------
Loss from continuing operations ..........................        (1,296)        (5,075)        (4,368)       (11,720)

Discontinued operations:
     Estimated loss on disposal of Soundbreak.com ........            --           (200)            --           (200)
                                                             ------------   ------------   ------------   ------------
Division net loss ........................................   $    (1,296)   $    (5,275)   $    (4,368)   $   (11,920)
                                                             ============   ============   ============   ============

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                       FINANCIAL STATEMENTS.

                                                 23

                                 ACACIA TECHNOLOGIES GROUP
                        (A Division of Acacia Research Corporation)
                                 STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                  -----------------------------
                                                                  SEPTEMBER 30,   SEPTEMBER 30,
                                                                      2003            2002
                                                                  -------------   -------------
Cash flows from operating activities:
  Division net loss from continuing operations ................   $     (4,368)   $    (11,720)
  Adjustments to reconcile division net loss from continuing operations to net cash used in operating activities:
     Depreciation and amortization ............................            471           1,556
     Minority interests .......................................             --            (186)
     Non-cash stock compensation expense ......................             --              19
     Deferred tax benefit .....................................           (108)           (107)
     Net sales of trading securities ..........................             --           2,688
     Unrealized losses on short-term investments ..............             --             690
     Minority interest distributions ..........................             --             430
     Impairment of cost method investment .....................            207           2,748
     Other ....................................................             (6)             (8)
Changes in assets and liabilities:
     Accounts receivable ......................................           (115)             --
     Prepaid expenses and other assets ........................            (98)           (846)
     Accounts payable, accrued expenses and other .............           (126)            342
     Deferred revenues ........................................             57              --
                                                                  -------------   -------------
     Net cash used in operating activities from
       continuing operations ..................................         (4,086)         (4,394)
     Net cash used in operating activities from
       discontinued operations ................................           (350)           (812)
                                                                  -------------   -------------
     Net cash used in operating activities ....................         (4,436)         (5,206)
                                                                  -------------   -------------
Cash flows from investing activities:
     Purchase of property and equipment, net ..................             (4)            (70)
     Purchase of available-for-sale investments ...............         (5,100)         (4,500)
     Other ....................................................             --            (157)
                                                                  -------------   -------------
     Net cash used in investing activities from
       continuing operations ..................................         (5,104)         (4,727)
     Net cash used in investing activities from
       discontinued operations ................................           (356)             (3)
                                                                  -------------   -------------
     Net cash used in investing activities ....................         (5,460)         (4,730)
                                                                  -------------   -------------
 Cash flows from financing activities:
     Net cash flows attributed to the Acacia
       Technologies group .....................................           (471)           (800)
                                                                  -------------   -------------
Decrease in cash and cash equivalents .........................        (10,367)        (10,736)

Cash and cash equivalents, beginning ..........................         39,792          46,859
                                                                  -------------   -------------

Cash and cash equivalents, ending .............................   $     29,425    $     36,123
                                                                  =============   =============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                                   FINANCIAL STATEMENTS.

                                            24

                            ACACIA TECHNOLOGIES GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

         BASIS OF PRESENTATION. The unaudited interim Acacia Technologies group financial statements as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the Acacia Technologies group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2002. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The Acacia Technologies group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of its financial position as of September 30, 2003, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

         AR-Acacia Technologies stock is intended to reflect the separate performance of the Acacia Technologies group, a division of Acacia Research Corporation. The Acacia Technologies group is not a separate legal entity. Holders of AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, holders of AR-Acacia Technologies stock are subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to Acacia Technologies could be subject to the liabilities of the CombiMatrix group.

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


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION. The Acacia Technologies group recognizes revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") and related authoritative pronouncements. License fee income is recognized as revenue when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured. License fees due from licensees for which collectibility is not reasonably assured, primarily due to lack of credit and/or payment history, are recognized as revenues in the period in which the license fee payments are received from the respective licensee. Generally, under the terms of the respective DMT license agreements with individual licensees, the Acacia Technologies group grants a one-year or a multi-year, non-exclusive license for the use of its patented DMT technology in exchange for an annual license fee. License agreements with an initial one-year term provide for the automatic renewal of the annual license each year, upon receipt by the Acacia Technologies group of the renewal license fee payment in accordance with the terms of the agreement. Prepaid license fee payments received at the inception of the license term are deferred and amortized to revenue over the license term. Deferred revenue arises from payments received in advance of the culmination of the earnings process and will be recognized as revenue in future periods when the applicable revenue recognition criteria as described above are met.

         STOCK-BASED COMPENSATION. Compensation cost of stock options issued to employees of Acacia Research Corporation is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and related interpretations. As a result of the recapitalization transaction discussed earlier, future stock compensation expense resulting from the issuance of AR-Acacia Technologies stock, if any, will generally be allocated to the Acacia Technologies group.

         EARNINGS PER SHARE INFORMATION AND STOCK OPTION AND RELATED OPTION PLAN INFORMATION. Earnings per share and stock option and related option plan information is omitted from the Acacia Technologies group footnotes because AR-Acacia Technologies stock is part of the capital structure of Acacia Research Corporation. The Acacia Technologies group is not a separate legal entity. Holders of AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. This presentation reflects the fact that the Acacia Technologies group does not have legally issued common or preferred stock and AR-Acacia Technologies stock transactions are not legal transactions of the Acacia Technologies group. Refer to the Acacia Research Corporation consolidated financial statements for earnings per share information for Acacia Research Corporation's classes of stock, computed using the two-class method in accordance with SFAS No. 128, "Earnings per Share." Refer to the Acacia Research Corporation consolidated financial statements for disclosures regarding Acacia Research Corporation's stock option plans.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 6 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.


4.       GOODWILL AND INTANGIBLES

          Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which provides that goodwill is no longer subject to amortization. Instead, goodwill is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. The Acacia Technologies group has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. The Acacia Technologies group has two reporting units: 1) Acacia Media Technologies Corporation and 2) Soundview Technologies, Inc. As of January 1, 2002, the date of adoption of the standard, the Acacia Technologies group had unamortized goodwill in the amount of $1,776,000. In 2002, the Acacia Technologies group performed a transitional goodwill impairment assessment and a year end goodwill impairment assessment and determined that there was no impairment of goodwill. The fair value of the Acacia Technologies group reporting unit was estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         The Acacia Technologies group's only identifiable intangible assets are patents. Annual aggregate amortization expense for each of the next five years through December 31, 2007 is estimated to be $500,000 per year. At September 30, 2003 and December 31, 2002, all of the Acacia Technologies group's acquired intangible assets other than goodwill were subject to amortization.


5.       COMMITMENTS AND CONTIGENCIES

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies Corporation in November 2001, Acacia Media Technologies Corporation also executed related assignment agreements which granted to the former owners of Acacia Media Technologies Corporation's current patent portfolio the right to receive a royalty of 15% of future net revenues generated by Acacia Media Technologies Corporation's current patent portfolio, which includes its DMT patents. Royalties to be paid will be expensed in the statement of operations.

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

         The following discussion is based primarily on our unaudited consolidated balance sheet as of September 30, 2003 and on our unaudited consolidated statement of operations for the period from January 1, 2003 to September 30, 2003. The discussion compares the activities for the three and nine months ended September 30, 2003 to the activities for the three and nine months ended September 30, 2002. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

         Acacia Research Corporation develops, acquires and licenses enabling technologies for the life sciences and media technologies sectors, which comprise the two business groups of Acacia Research Corporation. Acacia Research Corporation's life sciences and media technologies businesses are referred to as the "CombiMatrix group" and the "Acacia Technologies group," respectively. The CombiMatrix group's core technology opportunity in the life sciences sector has been developed through our wholly owned subsidiary, CombiMatrix Corporation, which is developing a platform technology to rapidly produce customizable active biochips, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. CombiMatrix Corporation's technology has a wide range of potential applications including DNA synthesis/diagnostics, drug discovery, and immunochemical detection. CombiMatrix Corporation's Express Track(sm) drug discovery program is a systems biology approach, using its technology, to target common viral diseases with siRNA compounds. The Acacia Technologies group owns and has licensed patented digital media transmission, or DMT, technology enabling the digitization, encryption, storage, transmission, receipt and playback of digital content, commonly known as audio-on-demand, video-on-demand and streaming media and also owns and has licensed technology, commonly known as the V-chip. We will continue to pursue both licensing and strategic business alliances with leading companies in the rapidly growing media technologies industry.

Business highlights during the nine months ended September 30, 2003 are as follows:

COMBIMATRIX GROUP

         o During the nine months ended September 30, 2003, CombiMatrix Corporation received cash payments totaling $11.2 million, consisting of $9.7 million related to the completion of certain milestones and delivery of prototype products and services pursuant to its agreements with Roche, an up-front payment of $1.0 million pursuant to its agreement with Toppan and $495,000 from customers in Japan related to the sale of DNA microarray synthesizers and related products and services. Payments received from Roche and Toppan have been recorded as deferred revenues at September 30, 2003.

         o In August 2003, CombiMatrix Corporation launched siRNA SolutionsTM which partners its RNAi synthesis platform and custom microarray technology with sophisticated bioinformatics to provide collaborators and customers with a fully integrated program for drug discovery. The CombiMatrix Corporation program is the first to provide a fully integrated service based on a single research platform for discovery and allows researchers to design, synthesize, validate and reiterate gene silencing experiments in days rather than months for any gene in any organism. RNAi technologies are predicted to speed discovery of drug development and significantly reduce costs for biotech and pharmaceutical companies.

         o In August 2003, Dr. David L. Danley, Colonel (ret.) U.S. Army, joined CombiMatrix Corporation as its Director, Homeland Security and Defense Programs. Dr. Danley's responsibilities will include all of the CombiMatrix Corporation's defense related activities, including the joint development of its proprietary products for the detection of biological and chemical warfare agents.

         o In September 2003, CombiMatrix Corporation initiated collaborations with Drs. Daniel Sabath and Stephen Schmechel of the University of Washington to develop a microarray-based test for the diagnosis of lymphoma. University of Washington researchers are developing sophisticated nucleic acid-based tests for diagnosis of lymphoma using CombiMatrix Corporation's customizable microarrays. In addition, CombiMatrix Corporation has established a research and collaboration agreement with Rational Diagnostics of Seattle, Washington for further development and commercialization of lymphoma diagnostic products.

         o In September 2003, it was announced that CombiMatrix Corporation and the Computational Biology Research Center ("CBRC"), a division of the Japanese National Institute of Advanced Industrial Science and Technology, developed a novel method for the preparation and measurement of DNA methylation in tissue biopsies. The technique uses CombiMatrix Corporation's customizable microarrays for the detection of methylation at any CpG dinucleotide position in DNA. In the third quarter of 2003 the parties together entered into their first license agreement with a third party in Japan with respect to the use of this jointly developed technology.


ACACIA TECHNOLOGIES GROUP

         o Since November 2002, the Acacia Technologies group has entered into 58 license agreements for its DMT technology. Sixteen of these license agreements were executed in the third quarter of 2003. Subsequent to September 30, 2003, the Acacia Technologies group entered into an additional 17 license agreements. Licensees include LodgeNet Entertainment Corporation, the industry-leader for hotel video-on-demand, Grupo Pegaso, a partner with Spain's Telefonica in Mexico's second largest mobile telephony company, Virgin Radio, a leading digital broadcast company, CinemaNow, Inc., a leading Internet movie company and Internet Streaming Companies including Interactive Gallery, Inc., a wholly owned subsidiary of New Frontier Media, Inc., L.F.P., Inc. (owner of the Hustler websites), Vivid Entertainment, LLC., and SBO Pictures, Inc. d/b/a Wicked Pictures. All of the Acacia Technologies group's DMT license agreements provide for recurring license fee payments to be made by the respective licensees over the term of the licenses. Based on information provided by our licensees, annualized revenues from DMT licensing agreements executed to date are estimated to be between approximately $1.1 million and $1.5 million.

         o In September 2003, the Acacia Technologies group caused 42 websites owned by Go Entertainment, Inc. to be closed down. The websites were continuing to utilize Acacia Technologies group's DMT technology without a license in violation of a court order. The U.S. District Court for the Central District of California issued an injunction prohibiting Go Entertainment from continuing to use Acacia Technologies group's DMT technology without a license. The Acacia Technologies group successfully enforced the injunction against Go Entertainment's web hosting company.


ACACIA RESEARCH CORPORATION CONSOLIDATED
RESULTS OF OPERATIONS (IN THOUSANDS)

                                                     THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                       ---------------------------       ---------------------------
                                                           2003           2002               2003           2002
                                                       ------------   ------------       ------------   ------------

Net revenues .......................................   $       367    $       179        $       614    $       866
Cost of sales ......................................           (17)            (6)               (94)          (259)
Research and development expenses ..................        (1,726)        (6,449)            (6,219)       (14,143)
Non-cash stock compensation expense - research
  and development ..................................          (243)          (753)              (525)        (1,867)
Marketing, general and administrative expenses .....        (3,675)        (4,727)           (11,482)       (14,253)
Non-cash stock compensation expense - marketing,
  general and administrative .......................          (421)        (1,263)            (1,055)        (3,716)
Amortization of patents ............................          (399)          (550)            (1,198)        (1,678)
Legal settlement charges ...........................            --        (18,471)                --        (18,471)
Other income (expenses), net .......................           212         (2,749)               460         (4,079)
Benefit for income taxes ...........................            70            287                196            431
Minority interests .................................            --         14,080                 30         20,620
Estimated loss on disposal of Soundbreak.com .......            --           (200)                --           (200)
                                                       ------------   ------------       ------------   ------------
Net loss ...........................................   $    (5,832)   $   (20,622)       $   (19,273)   $   (36,749)
                                                       ============   ============       ============   ============


COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

         LICENSE FEE INCOME. During the three months ended September 30, 2003, license fee revenues were $186,000, as compared to $43,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, license fee revenues were $211,000, as compared to $43,000 during the nine months ended September 30, 2002. License fee income recognized in 2003 relates solely to DMT technology license fee revenues, which the Acacia Technologies group began to recognize in the first quarter of 2003. Under the terms of the respective DMT license agreement with each individual licensee, the Acacia Technologies group granted a one-year non-exclusive license for the use of its patented DMT technology in exchange for an annual license fee. Prepaid license fee payments received are deferred and amortized to revenue over the license term. License fee revenues recognized in the third quarter of 2002 relate to a V-chip license agreement executed during the period.

         PRODUCT REVENUES AND COST OF SALES. During the three months ended September 30, 2003, product revenues were $171,000, as compared to $23,000 during the three months ended September 30, 2002, with related cost of sales of $17,000 and $6,000 for the same periods, respectively. During the nine months ended September 30, 2003, product revenues were $380,000, as compared to

$297,000 during the nine months ended September 30, 2002, with related cost of sales of $94,000 and $259,000 for the same periods, respectively. In 2003, product revenues and cost of sales were recognized by the CombiMatrix group's Japanese subsidiary from sales of genomics microarray synthesizers and related microarray products and services to Japanese research institutions in the first and third quarters of 2003. In 2002, product revenue and cost of sales relates to the sale of a gene chip synthesizer, a gene-chip reader and biochips to a Japanese government institution by CombiMatrix Corporation's Japanese subsidiary in the second and third quarters of 2002.

         GRANT AND CONTRACT REVENUE. During the three months ended September 30, 2003, grant and contract revenues were $10,000, as compared to $113,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, grant and contract revenues were $23,000, as compared to $526,000 during the nine months ended September 30, 2002. Contract revenues of $23,000 recognized during 2003 relate to ongoing contract maintenance and service revenues earned by CombiMatrix K.K., which were $13,000 in the comparable 2002 periods. During the comparable periods in 2002, grant revenues included amounts earned from CombiMatrix Corporation's performance under its Phase I Small Business Innovative Research, or SBIR, Department of Defense contract, Phase I NIH grant and one-time contract research and development revenues. The SBIR Department of Defense and NIH grants were completed during the third quarter of 2002. There were no grant revenues recognized during 2003.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT EXPENSES. During the three months ended September 30, 2003, research and development expenses were $1.7 million, as compared to $6.4 million during the three months ended September 30, 2002. During the nine months ended September 30, 2003, research and development expenses were $6.2 million, as compared to $14.1 million during the nine months ended September 30, 2002. The CombiMatrix group's research and development activities continue to be driven primarily by ongoing performance obligations under the product commercialization phase of its license and research and development agreements with Roche. These activities include costs associated with direct labor, supplies and materials, development of prototype microarrays and instruments and the use of outside consultants for certain engineering efforts. Due to the achievement of several significant milestones during the third and fourth quarters of 2002, these research and development activities decreased during 2003, as compared to the same periods in 2002. The CombiMatrix group expects its research and development expenses to be volatile and such expenses could increase in future periods as additional milestones are achieved for both existing and future contract research and development agreements.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended September 30, 2003, marketing, general and administrative expenses were $3.7 million, as compared to $4.7 million during the three months ended September 30, 2002. During the nine months ended September 30, 2003, marketing, general and administrative expenses were $11.5 million, as compared to $14.3 million during the nine months ended September 30, 2002. The decrease was due primarily to a decrease in the CombiMatrix group's corporate legal expenses, a decrease in legal and accounting expenses related to Acacia Research Corporation's recapitalization and merger transactions completed in December 2002 and a decrease in overhead due to reduced general and administrative personnel. The decrease was partially offset by an increase in the CombiMatrix group's rent and utilities expenses as a result of the increase in occupancy of its corporate headquarters in Mukilteo, Washington, an increase in the CombiMatrix group's one-time accrued severance related expenses incurred in the first quarter of 2003 and an increase in costs related to the Acacia Technologies group's ongoing DMT patent commercialization and enforcement efforts, including increased legal and engineering costs related to new patent claims and the identification of additional potential licensees of our DMT technology.

         NON-CASH STOCK COMPENSATION EXPENSE.

                  RESEARCH AND DEVELOPMENT. During the three months ended September 30, 2003, research and development related non-cash stock compensation charges, all of which relate to the CombiMatrix group, were $243,000, as compared to $753,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, research and development related non-cash stock compensation charges, all of which relate to the CombiMatrix group, were $525,000, as compared to $1.9 million during the nine months ended September 30, 2002.

                  MARKETING, GENERAL AND ADMINISTRATIVE. During the three months ended September 30, 2003, marketing, general and administrative non-cash stock compensation charges, primarily related to the CombiMatrix group, were $421,000, as compared to $1.3 million during the three months ended September 30, 2002.

During the nine months ended September 30, 2003, marketing, general and administrative non-cash stock compensation charges, primarily related to the CombiMatrix group, were $1.1 million, as compared to $3.7 million during the nine months ended September 30, 2002.

                  The decrease in non-cash stock compensation charges related to research and development and marketing, general and administrative related expenses is primarily due to forfeitures of certain unvested options and the accelerated method of amortization utilized pursuant to Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," or FIN No. 28, which results in higher amounts of amortization in the early vesting periods. The CombiMatrix group's remaining amount of deferred stock compensation expense of $1.2 million as of September 30, 2003 is expected to be fully amortized by the end of 2004.

         AMORTIZATION OF PATENTS. During the three months ended September 30, 2003, amortization of patents was $399,000, as compared to $550,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, amortization of patents was $1.2 million, as compared to $1.7 million during the nine months ended September 30, 2002. The increase is due to the December 13, 2002 step acquisition of CombiMatrix Corporation by Acacia Research Corporation, which resulted in the recognition of an additional intangible asset related to CombiMatrix Corporation's core technology valued at $5.3 million, which is being amortized over an economic useful life of approximately 7 years. The increase was offset by a reduction in patent amortization expense due to V-chip technology related patent costs and other intangibles that were fully amortized during 2002.

OTHER INCOME (EXPENSES), NET

         OTHER INCOME (EXPENSES), NET. During the three months ended September 30, 2003, other income, net was $212,000, as compared to ($2.7 million) in other expense, net during the three months ended September 30, 2002. During the nine months ended September 30, 2003, other income, net was $460,000, as compared to ($4.1 million) in other expenses, net during the nine months ended September 30, 2002. The significant components of other income (expense), net were as follows:

                  IMPAIRMENT OF COST METHOD INVESTMENT. In the second quarter of 2003, we recorded an impairment charge of $207,000 for an other-than-temporary decline in the fair value of our cost method investment. Impairment indicators included a continued decline in the working capital of the entity and reference to a recent equity transaction and related valuation indicating an other-than-temporary decline in fair value of the investment. In September 2002, we recorded an impairment charge of $2.7 million for an other-than-temporary decline in the fair value of the same cost method investment. Impairment indicators included recurring losses, a decline in working capital and the completion of a recent equity transaction at an amount below our carrying value.

                  INTEREST INCOME. During the three months ended September 30, 2003, interest income was $180,000, as compared to $266,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, interest income was $572,000, as compared to $966,000 during the nine months ended September 30, 2002. The decrease was primarily due to a decrease in average cash balances during the period related to net operating cash outflows and the continuing impact of declining interest rates and other external economic factors negatively impacting rates of return on short-term investments occurring during 2002 and continuing in 2003.

                  REALIZED AND UNREALIZED GAINS/LOSSES ON SHORT-TERM INVESTMENTS. During the three months ended September 30, 2003, net realized gains on investments were $32,000, as compared to net realized and unrealized losses on investments of $213,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, net realized gains on investments were $94,000, as compared to net realized and unrealized losses on investments of $2.2 million during the nine months ended September 30, 2002. The decrease is due to no investments classified as trading securities held during 2003.

         MINORITY INTERESTS. During the three months ended September 30, 2003, minority interests in the losses of consolidated subsidiaries was zero, as compared to $14.1 million during the three months ended September 30, 2002. During the nine months ended September 30, 2003, minority interests in the losses of consolidated subsidiaries was $30,000, as compared to $20.6 million during the nine months ended September 30, 2002. The decrease was primarily due to Acacia Research Corporation's acquisition of the remaining ownership interests in CombiMatrix Corporation in December 2002 and in Advanced Material Sciences and CombiMatrix K.K. in July 2003.

INFLATION

         Inflation has not had a significant impact on Acacia Research Corporation.

LIQUIDITY AND CAPITAL RESOURCES

         Acacia Research Corporation's consolidated cash and cash equivalents and short-term investments totaled $53.6 million at September 30, 2003 compared to $54.7 million at December 31, 2002.

         Net cash used in continuing operating activities for the nine months ended September 30, 2003 was $5.9 million compared to $20.7 million for the nine months ended September 30, 2002. The decrease was due to a reduction in net cash used in operations (before the impact of changes in working capital), which was $15.4 million for the nine months ended September 30, 2003, as compared to $28.0 million for the nine months ended September 30, 2002. The change was also due to a net increase in working capital during the nine months ended September 30, 2003, primarily related to cash payments received by CombiMatrix Corporation totaling $11.2 million, consisting of $9.7 million related to the completion of certain milestones and delivery of prototype products and services pursuant to its agreements with Roche, an up-front payment of $1.0 million pursuant to its agreement with Toppan, and $495,000 from customers in Japan related to contract research and development, synthesizer and other product sales by CombiMatrix KK. The Roche and Toppan cash payments received have been recorded as deferred revenues at September 30, 2003. The increase in deferred revenues related to cash receipts, primarily from Roche, for the nine months ended September 30, 2002 was $5.2 million.

         Net cash flows used in continuing investing activities was $7.8 million for the nine months ended September 30, 2003, as compared to net cash provided by continuing investing activities of $749,000 for the nine months ended September 30, 2002. The change is primarily due to an increase in short-term investments purchased during the nine months ended September 30, 2003 in connection with Acacia Research Corporation's normal cash management activities.

         Net cash provided by financing activities was $5.6 million for the nine months ended September 30, 2003, as compared to net cash used in financing activities of $621,000 for the nine months ended September 30, 2002. The increase is due to Acacia Research Corporation's completion of a private equity financing in May 2003, raising net proceeds of $4.9 million and proceeds from the exercise of options and warrants totaling $741,000. Cash used in financing activities for the nine months ended September 30, 2002 was comprised primarily of payments on CombiMatrix Corporation's capital lease obligation totaling $694,000 (the capital lease obligation was paid in full in November 2002) and net capital distributions to minority shareholders of subsidiaries of $130,000, which were partially offset by proceeds from stock option exercises of $214,000.

         We have no commitments for capital expenditures. Our minimum rental commitments on operating leases related to continuing operations are $579,000 (remaining for 2003), $2.0 million (2004), $2.1 million (2005 and 2006), $2.0 million (2007) and $1.6 million (thereafter). We have no committed lines of credit or other committed funding or long-term debt.

         In November 2001, we increased our ownership interest in Acacia Media Technologies Corporation from 33% to 100% through the purchase of the ownership interest of the former limited liability company's other member for a cash payment. In connection with the purchase of the ownership interest, Acacia Media Technologies Corporation also executed related assignment agreements which granted to the former owners of Acacia Media Technologies Corporation's current patent portfolio the right to receive a royalty of 15% of future net revenues generated by Acacia Media Technologies Corporation's current patent portfolio, which includes its DMT patents. Royalties to be paid will be expensed in the consolidated statement of operations.

         In September 2003, CombiMatrix Corporation paid Nanogen, Inc., or Nanogen, $500,000 representing the second and final installment of the $1.0 million cash payment due to Nanogen in accordance with the September 30, 2002 settlement agreement entered into between CombiMatrix Corporation, Dr. Don Montgomery and Nanogen. In addition, CombiMatrix Corporation will be required to pay 12.5% of certain revenues, subject to minimum and maximum amounts not to exceed $1.5 million per year, beginning in the fourth quarter of 2003, for the remaining life of the CombiMatrix group's core patents.

         Management believes that our cash and cash equivalents and short-term investments, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet our cash requirements for the foreseeable future.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 6 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

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

GENERAL

         The CombiMatrix group, a division of Acacia Research Corporation, is comprised of CombiMatrix Corporation and its subsidiaries, CombiMatrix K.K. and Advanced Material Sciences, and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation's life sciences businesses. The CombiMatrix group's core technology opportunity in the life sciences sector has been developed primarily through CombiMatrix Corporation, which was formed in October 1995. CombiMatrix Corporation is a life sciences technology company that is developing a platform technology to rapidly produce customizable active biochips, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. CombiMatrix Corporation's technology has a wide range of potential applications including DNA synthesis/diagnostics, drug discovery, and immunochemical detection. CombiMatrix Corporation's Express Track(sm) drug discovery program is a systems biology approach, using its technology, to target common viral diseases with siRNA compounds. Advanced Material Sciences, a development stage company, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences. CombiMatrix K.K., an indirect wholly owned Japanese corporation, is exploring opportunities for CombiMatrix Corporation's active biochip system with academic, pharmaceutical and biotechnology organizations in the Asian market.

         Although AR-CombiMatrix stock is intended to reflect the separate performance of the CombiMatrix group, rather than the performance of Acacia Research Corporation as a whole, the CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock are stockholders of Acacia Research Corporation. As a result, they continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to the CombiMatrix group could be subject to the liabilities of the Acacia Technologies group.


COMBIMATRIX GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
RESULTS OF OPERATIONS (IN THOUSANDS)

                                                   THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------   -------------------------------
                                                         2003             2002             2003             2002
                                                    --------------   --------------   --------------   --------------

Product revenue .................................   $         171    $          23    $         380    $         297
Grant and contract revenue ......................              10              113               23              526
Cost of sales ...................................             (17)              (6)             (94)            (259)
Research and development expenses ...............          (1,726)          (6,449)          (6,219)         (14,143)
Non-cash stock compensation expense -
  research and development ......................            (243)            (753)            (525)          (1,867)
Marketing, general and administrative expenses...          (2,122)          (2,614)          (6,890)          (7,824)
Non-cash stock compensation expense -
  marketing, general and administrative .........            (421)          (1,263)          (1,055)          (3,697)
Amortization of patents .........................            (274)             (85)            (821)            (283)
Legal settlement charges ........................              --          (18,471)              --          (18,471)
Other income, net ...............................              52               67              164              345
Benefit for income taxes ........................              34               34              102              113
Minority interests ..............................              --           14,057               30           20,434
                                                    --------------   --------------   --------------   --------------
Division net loss ...............................   $      (4,536)   $     (15,347)   $     (14,905)   $     (24,829)
                                                    ==============   ==============   ==============   ==============

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

         PRODUCT REVENUES AND COST OF SALES. During the three months ended September 30, 2003, product revenues were $171,000, as compared to $23,000 during the three months ended September 30, 2002, with related cost of sales of $17,000 and $6,000 for the same periods, respectively. During the nine months ended September 30, 2003, product revenues were $380,000, as compared to $297,000 during the nine months ended September 30, 2002, with related cost of sales of $94,000 and $259,000 for the same periods, respectively. In 2003, product revenues and cost of sales were recognized by the CombiMatrix group's Japanese subsidiary from sales of genomics microarray synthesizers and related microarray products and services to Japanese research institutions in the first and third quarters of 2003. In 2002, product revenue and cost of sales relates to the sale of a gene chip synthesizer, a gene-chip reader and biochips to a Japanese government institution by the CombiMatrix group's Japanese subsidiary in the second and third quarters of 2002.

         GRANT AND CONTRACT REVENUE. During the three months ended September 30, 2003, grant and contract revenues were $10,000, as compared to $113,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, grant and contract revenues were $23,000, as compared to $526,000 during the nine months ended September 30, 2002. Contract revenues of $23,000 recognized during 2003 relate to ongoing contract maintenance and service revenues earned by CombiMatrix K.K., which were $13,000 in the comparable 2002 periods. During the comparable periods in 2002, grant revenues included amounts earned from CombiMatrix Corporation's performance under its Phase I Small Business Innovative Research, or SBIR, Department of Defense contract, Phase I NIH grant and one-time contract research and development revenues. The SBIR Department of Defense and NIH grants were completed during the third quarter of 2002. There were no grant revenues recognized during 2003.

OPERATING EXPENSES

         RESEARCH AND DEVELOPMENT EXPENSES. During the three months ended September 30, 2003, research and development expenses were $1.7 million, as compared to $6.4 million during the three months ended September 30, 2002. During the nine months ended September 30, 2003, research and development expenses were $6.2 million, as compared to $14.1 million during the nine months ended September 30, 2002. The CombiMatrix group's research and development activities continue to be driven primarily by ongoing performance obligations under the product commercialization phase of its license and research and development agreements with Roche. These activities include costs associated with direct labor, supplies and materials, development of prototype microarrays and instruments and the use of outside consultants for certain engineering efforts. Due to the achievement of several significant milestones during the third and fourth quarters of 2002, these research and development activities decreased during 2003, as compared to the same periods in 2002. The CombiMatrix group expects that its research and development activities will be volatile and such expenses could increase in future periods as additional milestones are achieved for both existing and future contract research and development agreements.

         Since the inception of CombiMatrix Corporation's strategic alliance with Roche in July 2001, the majority of the CombiMatrix group's research and development efforts have been driven by obligations under its agreements with Roche. These projects include development of production microarray instrumentation and hardware, improved microarray synthesis techniques, development of higher density microarrays and the development of a robust manufacturing process for its microarray platform. These projects are expected to continue into 2005 as determined by the timelines specified in the agreements.

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended September 30, 2003, marketing, general and administrative expenses were $2.1 million, as compared to $2.6 million during the three months ended September 30, 2002. During the nine months ended September 30, 2003, marketing, general and administrative expenses were $6.9 million, as compared to $7.8 million during the nine months ended September 30, 2002. The decrease was due primarily to a decrease in the CombiMatrix group's marketing personnel and legal expenses and a decrease in legal and accounting expenses related to Acacia Research Corporation's recapitalization and merger transactions completed in December 2002, which were partially offset by an increase in the CombiMatrix group's rent and utilities expenses as a result of the increase in occupancy of its headquarters in Mukilteo, Washington, and an increase in the CombiMatrix group's one-time accrued severance related expenses incurred in the first quarter of 2003.

          NON-CASH STOCK COMPENSATION EXPENSE.

                  RESEARCH AND DEVELOPMENT. During the three months ended September 30, 2003, research and development related non-cash stock compensation charges were $243,000, as compared to $753,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, research and development related non-cash stock compensation charges were $525,000, as compared to $1.9 million during the nine months ended September 30, 2002.

                  MARKETING, GENERAL AND ADMINISTRATIVE. During the three months ended September 30, 2003, marketing, general and administrative non-cash stock compensation charges were $421,000, as compared to $1.3 million during the three months ended September 30, 2002. During the nine months ended September 30, 2003, marketing, general and administrative non-cash stock compensation charges were $1.1 million, as compared to $3.7 million during the nine months ended September 30, 2002.

                  The decrease in non-cash stock compensation charges related to research and development and marketing, general and administrative expenses is primarily due to forfeitures of certain unvested options and the accelerated method of amortization utilized by the CombiMatrix group pursuant to FIN No. 28, which results in higher amounts of amortization in the early vesting periods. The CombiMatrix group's remaining amount of deferred stock compensation expense of $1.2 million as of September 30, 2003 is expected to be fully amortized by the end of 2004.

                  AMORTIZATION OF PATENTS. During the three months ended September 30, 2003, amortization of patents was $274,000, as compared to $85,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, amortization of patents was $821,000, as compared to $283,000 during the nine months ended September 30, 2002. The increase is due to the December 13, 2002 step acquisition of CombiMatrix Corporation by Acacia Research Corporation, which resulted in the recognition of an additional intangible asset related to CombiMatrix Corporation's core technology valued at $5.3 million, which is being amortized over an economic useful life of approximately 7 years.

OTHER INCOME (EXPENSES), NET

                  OTHER INCOME, NET. During the three months ended September 30, 2003, other income, net was $52,000, as compared to $67,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, other income, net was $164,000, as compared to $345,000 during the nine months ended September 30, 2002. The significant components of other income, net were as follows:

                  INTEREST INCOME. During the three months ended September 30, 2003, interest income was $52,000, as compared to $111,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, interest income was $164,000, as compared to $510,000 during the nine months ended September 30, 2002. The decrease was due primarily to lower average cash and cash equivalents balances and short-term investments during the three and nine months ended September 30, 2003, as compared to the same periods in 2002, as well as lower market interest rates earned on the CombiMatrix group's cash and investments.

                  INTEREST EXPENSE. During the three months ended September 30, 2003, interest expense was zero, as compared to $44,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, interest expense was zero, as compared to $165,000 during the nine months ended September 30, 2002. Interest expense related to CombiMatrix Corporation's capital lease obligation with a financial institution, which was executed in September 2001. In November 2002, the remaining balance of this obligation was repaid in full.

         MINORITY INTERESTS. During the three months ended September 30, 2003, minority interests in the losses of consolidated subsidiaries was zero, as compared to $14.1 million during the three months ended September 30, 2002. During the nine months ended September 30, 2003, minority interests in the losses of consolidated subsidiaries was $30,000, as compared to $20.4 million during the nine months ended September 30, 2002. The decrease was primarily due to Acacia Research Corporation's acquisition of the remaining ownership interests in CombiMatrix Corporation in December 2002 and in Advanced Material Sciences and CombiMatrix K.K. in July 2003. Acacia Research Corporation's interests in Advanced Material Sciences and CombiMatrix K.K. have been attributed to the CombiMatrix group.

INFLATION

         Inflation has not had a significant impact on the CombiMatrix group.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003 and December 31, 2002, cash and cash equivalents and short-term investments totaled $19.0 million and $14.9 million, respectively.

         Net cash used in operating activities for the nine months ended September 30, 2003 was $1.8 million, as compared to $16.3 million for the nine months ended September 30, 2002. The decrease in net cash used in operating activities was primarily due to a reduction in net cash used in operations (before the impact of changes in working capital) which was $11.6 million for the nine months ended September 30, 2003, as compared to $21.0 million for the nine months ended September 30, 2002. The change was also due to an increase in working capital related to cash payments received by the CombiMatrix group totaling $11.2 million, consisting of $9.7 million related to the completion of certain milestones and delivery of prototype products and services pursuant to its agreements with Roche, an up-front payment of $1.0 million pursuant to its agreement with Toppan and $495,000 from customers in Japan related to the sale of DNA microarray synthesizers and related products and services. The Roche and Toppan cash payments received have been recorded as deferred revenues at September 30, 2003. The increase in deferred revenues related to cash payments received, primarily from Roche, for the nine months ended September 30, 2002 was $5.2 million.

         Net cash flows used in investing activities was $2.6 million for the nine months ended September 30, 2003, as compared to net cash provided by investing activities of $5.5 million for the nine months ended September 30, 2002. The change is primarily due to an increase in short-term investments purchased during the nine months ended September 30, 2003 in connection with the CombiMatrix group's normal cash management activities.

         Net cash inflows attributed to the CombiMatrix group from financing activities was $6.1 million for the nine months ended September 30, 2003, as compared to $179,000 for the nine months ended September 30, 2002. The increase is primarily due to Acacia Research Corporation's completion of a private equity financing in May 2003, raising net proceeds of $4.9 million and AR-CombiMatrix stock option and warrant exercise proceeds totaling $653,000, all of which were attributed to the CombiMatrix group.

         The CombiMatrix group's rental expenses, including its share of the common area maintenance and operating expenses, are approximately $185,000 per month (excluding any allocated rent expense) at its headquarters and research facilities in Mukilteo, Washington. That amount increases over time, subject to acceleration based on actual usage of the premises, to approximately $200,000 per month by mid 2006 through 2008. The CombiMatrix group has no long-term debt or commitments for capital expenditures.

         Pursuant to the September 30, 2002 settlement agreement entered into between CombiMatrix Corporation, Dr. Don Montgomery and Nanogen, CombiMatrix Corporation is required to pay Nanogen 12.5% of certain revenues, subject to minimum and maximum amounts not to exceed $1.5 million per year, beginning in the fourth quarter of 2003, for the remaining life of the CombiMatrix group's core patents. In January 2001, CombiMatrix Corporation also entered into a one-year commitment with an unrelated party to purchase $1.1 million worth of semiconductor wafers contingent upon successfully developing a next-generation microarray.

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

         At September 30, 2003 and December 31, 2002, the CombiMatrix group had certain assets and liabilities denominated in Japanese Yen as a result of forming CombiMatrix K.K. However, due to the relative insignificance of those amounts, the CombiMatrix group does not believe that it has significant exposure to foreign currency exchange rate risks. The CombiMatrix group currently does not use derivative financial instruments to mitigate this exposure. The CombiMatrix group continues to review this and may begin hedging certain foreign exchange risks through the use of currency forwards or options in future periods.

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

GENERAL

         The Acacia Technologies group, a division of Acacia Research Corporation, is comprised primarily of Acacia Research Corporation's wholly owned media technology subsidiaries, Acacia Media Technologies Corporation and Soundview Technologies, Inc., or Soundview Technologies, and also includes all other related corporate assets and liabilities and related transactions of Acacia Research Corporation that are attributed to its media technology businesses.

         Although the AR-Acacia Technologies stock is intended to reflect the separate performance of the Acacia Technologies group, rather than the performance of Acacia Research Corporation as a whole, the Acacia Technologies group is not a separate legal entity. Holders of the AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, they continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of Acacia Research Corporation's businesses, assets and liabilities. The assets Acacia Research Corporation attributes to the Acacia Technologies group could be subject to the liabilities of the CombiMatrix group.

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

ACACIA TECHNOLOGIES GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
RESULTS OF OPERATIONS (IN THOUSANDS)

                                                     THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                     ---------------------------------   ---------------------------------
                                                          2003               2002              2003              2002
                                                     ---------------   ---------------   ---------------   ---------------

Net revenues .....................................   $          186    $           43    $          211    $           43
Marketing, general and administrative expenses ...             (955)           (1,423)           (3,157)           (5,307)
Legal expenses - patents .........................             (598)             (690)           (1,435)           (1,141)
Amortization of patents ..........................             (125)             (465)             (377)           (1,395)
Other income (expenses), net .....................              160            (2,816)              296            (4,424)
Benefit for income taxes .........................               36               253                94               318
Minority interests ...............................               --                23                --               186
Estimated loss on disposal of Soundbreak.com .....               --              (200)               --              (200)
                                                     ---------------   ---------------   ---------------   ---------------
Division net loss ................................   $       (1,296)   $       (5,275)   $       (4,368)   $      (11,920)
                                                     ===============   ===============   ===============   ===============


COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES

         LICENSE FEE INCOME. During the three months ended September 30, 2003, license fee revenues were $186,000, as compared to $43,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, license fee revenues were $211,000, as compared to $43,000 during the nine months ended September 30, 2002. License fee income recognized in 2003 relates solely to DMT technology license fee revenues, which the Acacia Technologies group began to recognize in the first quarter of 2003. Under the terms of the respective DMT license agreement with each individual licensee, the Acacia Technologies group granted a one-year non-exclusive license for the use of its patented DMT technology in exchange for an annual license fee. Prepaid license fee payments received are deferred and amortized to revenue over the license term. License fee revenues recognized in the third quarter of 2002 relate to a V-chip license agreement executed during the period.

OPERATING EXPENSES

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. During the three months ended September 30, 2003, marketing, general and administrative expenses were $955,000, as compared to $1.4 million during the three months ended September 30, 2002. During the nine months ended September 30, 2003, marketing, general and administrative expenses were $3.2 million, as compared to $5.3 million during the nine months ended September 30, 2002. The decrease was due primarily to a decrease in legal and accounting related expenses related to Acacia Research Corporation's recapitalization and merger transactions completed in December 2002 and a decrease in overhead due to reduced general and administrative personnel. The decrease was partially offset by an increase in internal expenses related to the Acacia Technologies group's ongoing DMT patent commercialization and enforcement efforts, including increased engineering costs related to new patent claims and the identification of additional potential licensees of the Acacia Technologies group's DMT technology.

         LEGAL EXPENSES - PATENTS. During the three months ended September 30, 2003, patent related legal expenses were $598,000, as compared to $690,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, patent related legal expenses were $1.4 million, as compared to $1.1 million during the nine months ended September 30, 2002. Patent related legal expenses in both periods relate to legal fees incurred in connection with the Acacia Technologies group's ongoing DMT patent commercialization and enforcement efforts, including legal and engineering costs related to new patent claims and the identification of additional potential licensees of the Acacia Technologies group's DMT technology.

         AMORTIZATION OF PATENTS. During the three months ended September 30, 2003, amortization of patents was $125,000, as compared to $465,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, amortization of patents was $377,000, as compared to $1.4 million during the nine months ended September 30, 2002. The decrease is due to a reduction in patent amortization expense due to V-chip technology related patent costs and other intangibles that were fully amortized during 2002.

OTHER INCOME (EXPENSES), NET

         OTHER INCOME (EXPENSES), NET. During the three months ended September 30, 2003, other income, net was $160,000, as compared to ($2.8 million) in other expenses, net during the three months ended September 30, 2002. During the nine months ended September 30, 2003, other income, net was $296,000, as compared to ($4.4 million) in other expenses, net during the nine months ended September 30, 2002. The significant components of other income (expense), net were as follows:

                  IMPAIRMENT OF COST METHOD INVESTMENT. In the second quarter of 2003, the Acacia Technologies group recorded an impairment charge of $207,000 for an other-than-temporary decline in the fair value of its cost method investment. Impairment indicators included a continued decline in the working capital of the entity and reference to a recent equity transaction and related valuation indicating an other-than-temporary decline in fair value of the investment. In September 2002, the Acacia Technologies group recorded an impairment charge of $2.7 million for an other-than-temporary decline in the fair value of the same cost method investment. Impairment indicators included recurring losses, a decline in working capital and the completion of a recent equity transaction at an amount below the Acacia Technologies group's carrying value.

                  INTEREST INCOME. During the three months ended September 30, 2003, interest income was $128,000, as compared to $150,000 during the three months ended September 30, 2002. During the nine months ended September 30, 2003, interest income was $408,000, as compared to $450,000 during the nine months ended September 30, 2002. The decrease was primarily due to a decrease in average cash balances related to net operating cash outflows and the continuing impact of declining interest rates and other external economic factors negatively impacting rates of return on short-term investments occurring during 2002 and continuing in 2003.

                  REALIZED AND UNREALIZED GAINS/ LOSSES ON SHORT-TERM INVESTMENTS. During the three months ended September 30, 2003, net realized gains on investments were $32,000, as compared to net unrealized losses on investments of $213,000. During the nine months ended September 30, 2003, net realized gains on investments were $94,000, as compared to net realized and unrealized losses on investments of $2.2 million during the nine months ended September 30, 2002. The decrease is due to no investments classified as trading securities held during 2003.

INFLATION

         Inflation has not had a significant impact on the Acacia Technologies group.

LIQUIDITY AND CAPITAL RESOURCES

         The Acacia Technologies group's cash and cash equivalents and short-term investments totaled $34.5 million at September 30, 2003, as compared to $39.8 million at December 31, 2002.

         Net cash used in continuing operating activities for the nine months ended September 30, 2003 was $4.1 million, as compared to $4.4 million for the nine months ended September 30, 2002. Net cash used in continuing operating activities for the nine months ended September 30, 2002 included net sales of trading securities and minority interest distributions of $2.7 million and $430,000, respectively.

         Net cash flows used in continuing investing activities was $5.1 million for the nine months ended September 30, 2003, as compared to $4.7 million for the nine months ended September 30, 2002. The change is primarily due to an increase in short-term investments purchased during the nine months ended September 30, 2003 related to the Acacia Technologies group's ongoing cash management activities.

         Net cash outflows attributed to the Acacia Technologies group from financing activities was $471,000 for the nine months ended September 30, 2003, as compared to $800,000 for the nine months ended September 30, 2002. Net cash outflows attributed to the Acacia Technologies group for the nine months ended September 30, 2003 and 2002 relate primarily to corporate charges allocated to the CombiMatrix group in accordance with Acacia Research Corporation management allocation policies partially offset by proceeds from the exercise of stock options of $89,000 and $136,000 during the nine months ended September 30, 2003 and 2002, respectively.

         The Acacia Technologies group has no commitments for capital expenditures. The Acacia Technologies group's minimum rental commitments on operating leases related to continuing operations total approximately $100,000 for the remainder of 2003, $300,000 per year through 2006 and $40,000 in 2007. The Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. Management believes that the Acacia

Technologies group's cash and cash equivalents and short term investments, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements for the foreseeable future.

         In November 2001, Acacia Research Corporation increased its ownership interest in Acacia Media Technologies Corporation from 33% to 100% through the purchase of the ownership interest of the former limited liability company's other member for a cash payment. In connection with the purchase of the ownership interest, Acacia Media Technologies Corporation also executed related assignment agreements which granted to the former owners of Acacia Media Technologies Corporation's current patent portfolio the right to receive a royalty of 15% of future net revenues generated by Acacia Media Technologies Corporation's current patent portfolio, which includes its DMT patents. Royalties to be paid will be expensed in the consolidated statement of operations.


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

                                  GENERAL RISKS

THE CONTINUING WORLDWIDE ECONOMIC SLOWDOWN AND RELATED UNCERTAINTIES MAY CONTINUE TO ADVERSELY IMPACT OUR REVENUES AND OPERATING RESULTS.

         Slower economic activity, concerns about inflation, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns in the technology and biotechnology and related industries, the lingering effects of the war in Iraq, recent international conflicts and the events of September 11, 2001 and other terrorist and military activity have resulted in a continuing downturn in worldwide economic conditions. We cannot predict the timing, strength and duration of any economic recovery in our industries. These conditions make it extremely difficult for us to accurately forecast and plan future business activities. We cannot predict the timing, strength and duration of any economic recovery, worldwide or in our markets. If such conditions continue or worsen, our business, financial condition and results of operations will likely be materially and adversely affected.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         We have sustained substantial losses since our inception resulting in an accumulated deficit, as of September 30, 2003, of $178.3 million (including a reclassification of accumulated deficit in the amount of $21.7 million to permanent capital representing the fair value of the ten percent (10%) stock dividend paid in 2001) on a consolidated basis. We may never become profitable or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

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

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

         As of September 30, 2003, we had cash and short-term investments of $53.6 million on our consolidated financial statements.

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

         During the three and nine months ended September 30, 2003 and the fiscal year ended December 31, 2002, we had operating losses of approximately $6.1 million, $20.0 million and $80.3 million, respectively, and net losses of approximately $5.8 million, $19.3 million and $59.0 million, respectively. If we continue to incur operating losses, we may not have enough money to expand our business and our subsidiary companies' businesses in the future.

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

THE MARKET PRICE OF EITHER CLASS OF OUR COMMON STOCK MAY NOT REFLECT THE SEPARATE PERFORMANCE OF THE GROUP RELATED TO THAT CLASS OF COMMON STOCK.

         The market price of our AR-CombiMatrix stock or AR-Acacia Technologies stock may not reflect the separate performance of the business of the group relating to that class of common stock. The market price of either class of common stock could simply reflect the performance of Acacia Research Corporation as a whole, or the market price of either class of common stock could move independently of the performance of the business of either group. Investors may discount the value of either class of common stock because it is part of a common enterprise rather than a stand-alone company.

THE MARKET PRICE OF EITHER CLASS OF OUR COMMON STOCK MAY BE AFFECTED BY FACTORS THAT DO NOT AFFECT TRADITIONAL COMMON STOCK.

         THE COMPLEX NATURE OF THE TERMS OF OUR AR-COMBIMATRIX STOCK AND AR-ACACIA TECHNOLOGIES STOCK MAY ADVERSELY AFFECT THE MARKET PRICE OF EITHER CLASS OF COMMON STOCK.

         The complex nature of the terms of our two classes of common stock, such as the convertibility of AR-CombiMatrix stock into AR-Acacia Technologies stock, or vice versa, and the potential difficulties investors may have understanding these terms, may adversely affect the market price of either class of common stock.

         THE MARKET PRICE OF OUR AR-COMBIMATRIX STOCK OR AR-ACACIA TECHNOLOGIES STOCK MAY BE ADVERSELY AFFECTED BY THE FACT THAT HOLDERS HAVE LIMITED LEGAL INTERESTS IN THE GROUP RELATING TO THE CLASS OF COMMON STOCK HELD AS A SEPARATE LEGAL ENTITY.

         For example, as described in greater detail in the subsequent risk factors, holders of either class of common stock generally do not have separate class voting rights with respect to significant matters affecting either group. In addition, upon our liquidation or dissolution, holders of either class of common stock will not have specific rights to the assets of the group relating to the class of common stock held and will not be entitled to receive proceeds that are proportional to the relative performance of that group.

         THE MARKET PRICE OF OUR AR-COMBIMATRIX STOCK OR AR-ACACIA TECHNOLOGIES STOCK MAY BE ADVERSELY AFFECTED BY EVENTS INVOLVING THE GROUP RELATING TO THE OTHER CLASS OF COMMON STOCK OR THE PERFORMANCE OF THE CLASS OF COMMON STOCK RELATING TO THAT GROUP.

         Events, such as earnings announcements or other developments concerning one group that the market does not view favorably and which thus adversely affect the market price of the class of common stock relating to that group, may adversely affect the market price of the class of common stock relating to the other group. Because both classes of common stock are common stock of Acacia Research Corporation, an adverse market reaction to one class of common stock may, by association, cause an adverse reaction to the other class of common stock. This reaction may occur even if the triggering event was not material to us as a whole.

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

         As of September 30, 2003, our executive officers, directors and their affiliates beneficially owned approximately 11% of the outstanding AR-CombiMatrix stock and 20% of the outstanding AR-Acacia Technologies stock.

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

         A potential acquirer could acquire control of Acacia Research Corporation by acquiring shares of common stock having a majority of the voting power of all shares of common stock outstanding. Such a majority could be obtained by acquiring a sufficient number of shares of both classes of common stock or, if one class of common stock has a majority of such voting power, only shares of that class. Currently, our AR-CombiMatrix stock has a majority of the voting power. As a result, currently, it might be possible for an acquirer to obtain control of Acacia Research Corporation by purchasing only shares of AR-CombiMatrix stock.

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

         The Acacia Technologies group's revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. It is possible that in future periods the Acacia Technologies group's revenues could fall below the expectations of securities analysts or investors, which could cause the market price of our AR-Acacia Technologies stock to decline. The following are among the factors that could cause the Acacia Technologies group's operating results to fluctuate significantly from period to period:

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

         The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2003, all of our investments were in money market funds, high-grade corporate bonds, and U.S. government debt securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of September 30, 2003.


ITEM 4.  CONTROLS AND PROCEDURES

      (a) With the participation of management, Acacia Research Corporation's chief executive officer and its chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended as of September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

      (b) There has been no change in our internal controls over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

SOUNDVIEW TECHNOLOGIES

         On April 5, 2000, Soundview Technologies filed a federal patent infringement and antitrust lawsuit against Sony Corporation of America, Philips Electronics North America Corporation, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a Consumer Electronics Association in the United States District Court for the Eastern District of Virginia, alleging that television sets utilizing certain content blocking technology (commonly known as the "V-chip") and sold in the United States infringe Soundview Technologies' U.S. Patent No. 4,554,584. In September 2002, the United States District Court for the District of Connecticut, or District of Connecticut Court, granted a motion for summary judgment filed by defendants Sony Corporation of America, Inc., Sony Electronics, Inc., the Electronics Industries Alliance d/b/a Consumer Electronics Association, the Consumer Electronics Manufacturers Association, Mitsubishi Digital Electronics America, Inc., Mitsubishi Electronics America, Inc., Toshiba America Consumer Products, Inc. and Sharp Electronics Corporation (the "remaining defendants"). In granting the motion, the court ruled that the remaining defendants have not infringed on Soundview Technologies' patent.

         In September 2003, a motion for summary judgment filed by the remaining defendants was granted by the District of Connecticut Court on Soundview Technologies' anti-trust claims due to the Court's previous ruling of non-infringement as described above.

         While we are currently exploring strategies in response to both rulings by the District of Connecticut Court and intend to appeal the two summary judgment rulings, litigation is inherently uncertain and we can give no assurance that we will be successful in any such appeals.

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

ACACIA MEDIA TECHNOLOGIES CORPORATION

         In February 2003, Acacia Media Technologies Corporation initiated DMT patent infringement litigation in the Federal District Court for the Central District of California against approximately 40 defendants who provide digital content over the Internet. All of the defendants were previously notified of our belief that their conduct infringes on our patent rights.

         In July 2003, the United States District Court for the Central District of California issued injunctions, resulting from Default Judgments, against five Adult Entertainment companies for violating the Acacia Media Technologies Corporation's DMT technology patents. The court issued the injunctions against Extreme Productions, Go Entertainment, Lace Productions, WebZotic LLC, and Wild Ventures, LLC. The injunctions prohibit these companies from infringing Acacia Media Technologies Corporation's DMT technology patents by transmitting compressed digital video information from any of their websites.

         In September 2003, Acacia Media Technologies Corporation caused 42 websites owned by Go Entertainment, Inc. to be closed down. The websites were continuing to utilize Acacia Media Technologies Corporation's DMT technology in violation of a court order. The District Court for the Central District of California issued an injunction prohibiting Go Entertainment from continuing to use Acacia Media Technologies Corporation's DMT technology without a license. Acacia Media Technologies Corporation successfully enforced the injunction against Go Entertainment's web hosting company.

ITEM 2.  CHANGES IN SECURITIES

         In July 2003, we increased our consolidated ownership interest in Advanced Material Sciences to 99% by acquiring 1,774,750 shares of Advanced Material Sciences common stock in exchange for 295,790 shares of Acacia Research-CombiMatrix common stock. The fair value of the Acacia Research-CombiMatrix common stock issued in the transaction, which was based on the quoted market price of Acacia Research -CombiMatrix stock on the exchange date, was $769,000.

         In July 2003, we purchased the outstanding minority interests in CombiMatrix K.K. from Marubeni Corporation ("Marubeni"). We issued 200,000 shares of our Acacia Research-CombiMatrix common stock to Marubeni in exchange for Marubeni's 10% minority interest in CombiMatrix K.K. The fair value of the Acacia Research-CombiMatrix stock issued in the transaction, which was based on the quoted market price of AR-CombiMatrix stock on the exchange date, was $450,000.

         The shares of Acacia Research-CombiMatrix common stock issued in these transactions were issued in private placements pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended, provided by Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder to "accredited investors," as defined in Rule 501(a) of Regulation D.


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

         Acacia Research Corporation furnished, but did not file, one Current Report on Form 8-K during the three months ended September 30, 2003. The report, dated July 29, 2003, contained the Company's press release announcing its earnings for the second quarter of 2003.

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

Date:   November 13, 2003

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