Form 10-K
period 2003-12-31
ACACIA RESEARCH CORP
filed 2004-03-03
CIK 934549

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                     _______

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO _________.

                         COMMISSION FILE NUMBER 0-26068
                                     _______

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

      ACACIA RESEARCH - ACACIA TECHNOLOGIES COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)
          ACACIA RESEARCH - COMBIMATRIX COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)
                                     _______

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No [ ]

         Indicate by check mark that disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No [ ]

         The aggregate market value of the registrant's Acacia Research - Acacia Technologies common stock and Acacia Research - CombiMatrix common stock held by non-affiliates of the registrant, computed by reference to the last sales prices of such stocks reported on The Nasdaq Stock Market, as of June 30, 2003, was approximately $23,058,107 and $60,359,784, respectively. (All officers and directors of the registrant are considered affiliates.)

         As of February 27, 2004, 19,746,234 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of February 27, 2004, 27,639,201 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

================================================================================

                                            FORM 10-K ANNUAL REPORT
                                      FISCAL YEAR ENDED DECEMBER 31, 2003
                                          ACACIA RESEARCH CORPORATION

ITEM                                                                                                      PAGE
----                                                                                                      ----
                                                    PART I

1.   Business................................................................................................1
2.   Properties.............................................................................................15
3.   Legal Proceedings......................................................................................15
4.   Submission of Matters to a Vote of Security Holders....................................................16


                                                    PART II

5.   Market for Registrant's Common Equity and Related Stockholder Matters..................................17
6.   Selected Financial Data................................................................................19
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................23
7A.  Quantitative and Qualitative Disclosures About Market Risk.............................................68
8.   Financial Statements and Supplementary Data............................................................68
9.   Changes in and Disagreements with Auditors on Accounting and Financial Disclosure......................68
9A.  Controls and Procedures................................................................................68


                                                   PART III

10.  Directors and Executive Officers of the Registrant.....................................................69
11.  Executive Compensation.................................................................................69
12.  Security Ownership of Certain Beneficial Owners and Management.........................................69
13.  Certain Relationships and Related Transactions.........................................................69
14.  Principal Accounting Fees and Services.................................................................69


                                                    PART IV

15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................................70

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


ITEM 1.  BUSINESS

OVERVIEW

         Acacia Research Corporation is comprised of two operating groups.

         Our life sciences business, referred to as the "CombiMatrix group," is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's majority-owned subsidiary, Advanced Material Sciences, Inc., or Advanced Material Sciences, and wholly owned subsidiary, CombiMatrix K.K. CombiMatrix Corporation is a life sciences technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip. This proprietary technology has applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology.

         Our intellectual property licensing business, referred to as the "Acacia Technologies group," is responsible for the development, acquisition, licensing and protection of intellectual property and proprietary technologies and is pursuing additional licensing and strategic business alliances with leading companies in the rapidly growing intellectual property licensing industry. The Acacia Technologies group owns and out-licenses a portfolio of pioneering U.S. and foreign patents covering digital audio and video transmission and receiving systems, commonly known as audio-on-demand, video-on-demand, and audio/video streaming. The Acacia Technologies group's patented proprietary digital media transmission, or DMT, technology enables the digitization, encryption, storage, transmission, receipt and playback of digital content via several means including the Internet, cable, satellite and wireless systems. We believe our DMT technology is utilized by a variety of companies in activities including digital ad insertion, cable programming, satellite programming, hotel in-room entertainment services, distance learning and other Internet programming involving digital audio/video content. Our DMT technology is protected by five U.S. and 31 foreign patents. The Acacia Technologies group also owns, and has out-licensed to consumer electronics manufacturers, patented technology known as the V-chip. The V-chip technology was protected by U.S. Patent No. 4,554,584, which expired in July 2003. The V-chip was adopted by manufacturers of televisions sold in the United States to provide blocking of certain programming based upon its content rating code, in compliance with the Telecommunications Act of 1996.

COMPANY

RECAPITALIZATION AND MERGER TRANSACTIONS

         On December 11, 2002, our stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby we created two new classes of common stock called Acacia Research-CombiMatrix stock, or AR-CombiMatrix stock, and Acacia Research-Acacia Technologies stock, or AR-Acacia Technologies stock, and divided our existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation's CombiMatrix group. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation's Acacia Technologies group. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of our different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups.

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

OTHER

         Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999. Our website address is www.acaciaresearch.com. We make our filings with the Securities and Exchange Commission, or SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file these reports. In addition, we post the following information on our website:

            o     our corporate code of conduct;

            o charters for our audit committee, nominating and corporate governance committee and compensation committee;

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

BUSINESS GROUPS

                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)

BUSINESS

         The CombiMatrix group is comprised of CombiMatrix Corporation, a wholly owned subsidiary of Acacia Research Corporation, and its majority-owned subsidiary, Advanced Material Sciences and wholly owned subsidiary, CombiMatrix K.K. The CombiMatrix group includes corporate assets, liabilities and transactions of Acacia Research Corporation that relate to its life sciences business. CombiMatrix Corporation is engaged in the development of a proprietary universal array with applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, materials sciences and nanotechnology.

         The CombiMatrix group's technology enables the rapid, parallel synthesis, immobilization and detection of molecules and materials at discrete electrodes on a semiconductor chip. These chips, also known as microelectrode arrays, are used in multiple applications in the areas described above. The CombiMatrix group's technology integrates semiconductor micro fabrication, proprietary software, chemistry and hardware into systems that it believes will enable it, its customers and its partners to design and fabricate arrays for biological, material sciences and nanotechnology applications, typically within a few days. The CombiMatrix group's system should enable researchers to conduct rapid, iterative experiments in each of these fields.

         For biological applications, the CombiMatrix group believes that its customizable arrays will enable users to reduce the time and costs associated with the discovery and development of pharmaceutical products. Although there are numerous applications of the CombiMatrix group's arrays in life sciences research, each depend on the synthesis, immobilization or detection of molecules at discrete sites on the array. Some specific applications include studies of genetic expression in cellular systems, genotyping and mutation analysis, synthesis of nucleic acid drugs, and others.

The CombiMatrix group is engaged in four major business areas:

   o The development, manufacture and sale of research tools and services to life sciences researchers
   o The discovery of drugs based on the mechanism of ribonucleic acid inhibition (RNAi)
   o The development, manufacture and sale of biosensor systems and technology for national defense and homeland security
   o The development of tools for applications in nanotechnology and materials science.

MARKET OVERVIEW

         The markets for the CombiMatrix group's products include pharmaceutical and biotechnology markets (also referred to as life sciences), national defense and homeland security applications and the emerging markets for nanotechnology and new materials. At this time, the majority of the CombiMatrix group's efforts are focused on the life sciences markets.

         GENERAL OVERVIEW OF LIFE SCIENCES.

         The pharmaceutical and biotechnology industries are faced with increasing costs and risks of failure in the drug discovery, development and commercialization process. According to industry statistics, the time required to commercialize a new drug averages 15 years, and the direct and indirect costs of the process averages almost $802 million per drug. Less than 1% of all new chemical compounds that are developed by pharmaceutical companies result in pharmaceutical products that are approved for patient use. The pharmaceutical and biotechnology industries are attempting to reduce their costs and risks of failure by turning to new technologies to help identify deficiencies in drug candidates as early as possible in the process so that drug discovery and development become more efficient and cost-effective. Additionally, with vast amounts of genomic data becoming available for use in the development of therapeutics and diagnostic tests, they are searching for ways to expedite their analysis of available genomic data so that they can be the first to bring new therapeutics and diagnostic tests to market.

         DRUG DISCOVERY AND DEVELOPMENT

         The discovery and development of new drugs for a particular disease typically involves several steps. First, researchers identify a target for therapeutic intervention, such as a protein or gene, that is either directly involved in the disease or lies in a biochemical pathway leading to the disease. The next step is to identify chemical compounds that interact with and modulate the target's activity to inhibit or prevent the disease. Promising compounds advance to subsequent stages, which include animal trials followed by human trials.

         Recent advances, including the sequencing of the human genome, have led to the use of genomics in choosing and validating the targets for drug development. This process begins with the discovery and identification of genes within the genome and the functions of these genes in regulating biological processes and disease. This information is used to assess the value of a particular gene or its protein product as a target for drug discovery. According to industry statistics, pharmaceutical and biotechnology companies worldwide spent approximately $62.0 billion on drug research and development during 2003.

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

         The human genome has approximately 3.0 billion nucleotides and their precise order is known as the DNA sequence. When a gene is turned on, or expressed, the genetic information encoded in the DNA is copied to a specific type of RNA, called messenger RNA, or mRNA. The mRNA provides instructions for the synthesis of proteins. Proteins direct cellular function, the development of individual traits and are involved in many diseases. Abnormal variations in the sequence of a gene or in the level of gene expression can interfere with the normal physiology of particular cells and lead to a disease, a predisposition to a disease or an adverse response to drugs.

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

         GENETIC VARIATION AND MUTATIONS

         Genetic variation is also due to polymorphisms (mutations) in genomes, although functional variations may also arise from differences in the way genes are expressed in a given cell, as well as the timing and levels of their expression.

         The most common form of genetic variation occurs as a result of a difference in a single nucleotide in the DNA sequence, commonly referred to as a single nucleotide polymorphism, or SNP. The human genome is estimated to contain between three and six million SNPs. By screening for polymorphisms, researchers seek to correlate variability in the sequence of genes with a specific disease. SNPs are believed to be associated with a large number of human diseases, although most SNPs are believed to be benign and not to be associated with disease. Determining which SNPs may be related to a disease is a complex process requiring investigation of a vast number of SNPs. A SNP association study might require testing for 300,000 possible SNPs in 1,000 patients. Although only a few hundred of these SNPs might be clinically relevant, 300 million genotyping tests, or assays, might be required to complete a study. Using currently available technologies, this scale of SNP genotyping is both impractical and prohibitively expensive.

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

         CURRENT TECHNOLOGIES

         Despite the recent sequencing of the human genome, scientists have a limited understanding of the function of genes, how they interact with each other, how they modulate disease, and how they correlate with protein translation and function. Additionally, the role of specific mutations is poorly understood.

         Traditional technologies for analyzing genetic or protein variation and function generally perform experiments individually, or serially, and often require relatively large sample volumes, adding significantly to the cost of conducting experiments. Arrays were developed to overcome the limitations of traditional technologies.

         An array is a collection of miniaturized test sites arranged in a manner that permits many tests to be performed simultaneously, or in parallel, in order to achieve higher throughput. The average size of test sites in an array and the spacing between them defines the array's density. Higher density increases parallel processing throughput. In addition to increasing the throughput, higher density reduces the required volume for the sample being tested, and thereby lowers costs. Currently, the principal commercially available ways to produce arrays include mechanical deposition, bead immobilization, inkjet printing and photolithography.

         While current array technologies have advantages over traditional technologies, the CombiMatrix group believes the full market potential for such devices has not been realized. This is true for a number of reasons, including limited flexibility, cost, inconvenience and poor performance.

THE COMBIMATRIX SOLUTION

         The CombiMatrix group believes that its integrated system will have advantages over other existing technologies because it is being designed to be a cost-effective, fast, flexible, customizable alternative to existing analytical tools designed for similar purposes. Researchers using the CombiMatrix group's system should be able to design and order custom arrays or fabricate them in-house, conduct their tests, analyze the results, and reorder additional arrays (or fabricate them in-house) incorporating modified test parameters, all within a few days. The CombiMatrix group believes that its system will offer advantages over competing products. These advantages arise from a unique approach to fabricating the arrays utilizing a proprietary electrochemical synthetic method on an array of microelectrodes that have been fabricated on a silicon device. The CombiMatrix group believes the key advantages are as follows:

   o RAPIDLY CUSTOMIZABLE. The CombiMatrix group believes its proprietary software, chemistry and semiconductor system will allow it or its partners to design, customize and ship biological array processors for SNP genotyping and gene expression profiling that are tailored to meet a customer's specifications in a relatively short timeframe, typically within a few days. The CombiMatrix group's customization time should be short because it intends to rely on proprietary software and chemical processes, rather than costly and often imprecise mechanical methods, to produce its biological array processors. The CombiMatrix group believes researchers will be able to compress the time required to complete an iterative series of genomic tests because of the short turnaround time that should be required for the delivery of its customized biological array processors.

   o VERSATILE. The CombiMatrix group system will be able to design and create sequences of DNA, RNA, peptides or small molecules in the test sites on its biological array processors, although its first product will be limited to DNA sequences.

   o ACCURATE AND COST-EFFECTIVE. Relatively large amounts of DNA, RNA, peptides or small molecules that can be synthesized or immobilized in the porous reaction layer at each test site generate strong assay signals that facilitate accurate interpretation of test data which can be measured using relatively simple instruments.

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

PRODUCTS AND SERVICES

         The CombiMatrix group's technology potentially represents a significant advance over existing array technologies and other platforms for combinatorial chemistry. The first application of the technology that the CombiMatrix group is pursuing is in the field of genomics, where it is developing an array for the analysis of DNA. The CombiMatrix group believes that this technology may be applied to the fields of genetic analysis and disease management. The CombiMatrix group is also developing the array for applications in the emerging field of proteomics, where analysis of DNA is correlated to the levels of proteins in patient samples. Many researchers believe that the analysis of proteomic information will lead to the development of new drugs and better disease management. Once the CombiMatrix group demonstrates the feasibility of its approach in each market, it intends to enter into strategic alliances with major participants to speed commercialization in multiple applications.

         In addition, the CombiMatrix group is exploring opportunities to utilize its technology for the detection of the presence of chemical and biological warfare agents. For this application, the CombiMatrix group will develop modified arrays, which are capable of electrochemical array preparation as well as electrochemical detection.

         The CombiMatrix group has also entered into development programs to use its arrays for the discovery of nano-structured materials. In analogy to the study of genes and proteins in parallel using a highly-customizable array, the CombiMatrix group will develop a system, which enables researchers to perform combinatorial materials discovery work in a rapid, cost effective manner.

DRUG DISCOVERY

         The CombiMatrix group has initiated internally focused (Express Track(TM)) and externally focused (siRNA Solutions(TM) programs to utilize its arrays to discover nucleic acid drugs, based on the recently discovered mechanism known as RNAi (Ribonucleic Acid interference). This field is often referred to as siRNA (small interfering Ribonucleic Acid) or gene silencing.

         The underlying principle in this field is that an appropriately designed, double-stranded sequence of RNA can effectively shut down the operation of a particular gene. If this inhibition cures a disease or alleviates its symptom, these RNA molecules can potentially become effective therapeutics. The process of drug discovery utilizing the RNAi mechanism involves multiple steps, the first of which is the design and synthesis of potential RNAi sequences. The CombiMatrix group believes that its expertise in nucleic acid design and synthesis on its semiconductor-based arrays provides a significant advantage in discovery.

         Express Track(TM) is a comprehensive program that integrates several key technologies developed by the CombiMatrix group into a rapid process for designing and producing large libraries of compounds that can be screened for maximum efficacy. The CombiMatrix group has chosen to initially focus its integrated RNAi discovery program on viral diseases for the following reasons:

   o Viral infections affect millions of individuals throughout the world each year

   o     There are relatively few effective anti-viral medications

   o     Most emerging diseases are viruses such as SARS and West Nile Virus

   o     The basis of infection is through transfer of viral genetic material

   o     Complete viral genomic sequences have recently been made available

   o The CombiMatrix group's approach is suited to viral research because it attempts to thwart a virus by building a cocktail of drugs to target multiple genes or all the genes of a virus

   o It is believed that an RNAi effect is already operating when the body battles viral infections

         siRNA Solutions(TM) is an integrated approach to siRNA drug discovery, which integrates the CombiMatrix group's bioinformatics software and array technology to design, synthesize, and evaluate potential siRNA drugs. The CombiMatrix group will seek to provide this program as a service to partners.

THE COMBIMATRIX GROUP'S STRATEGY

         FOCUSING ON HIGH-GROWTH MARKETS

         The CombiMatrix group's goal is to provide customers and partners with tools in their discovery efforts as well as to perform discovery itself.

         The CombiMatrix group will focus on markets that it believes are growing rapidly and where it believes it has a competitive advantage. The first of these markets are for gene expression, mutation analysis, and other applications for the development of drugs and diagnostic products. Other markets include protein analysis, homeland security and military applications, anti-viral drug development nanotechnology and material sciences.

         PARTNERING WITH MULTIPLE COMPANIES TO EXPAND MARKET OPPORTUNITY

         The CombiMatrix group plans to pursue multiple relationships to facilitate the expansion of its semiconductor-based array technologies and to exploit large and diverse markets. The CombiMatrix group expects to enter into relationships and collaborations to gain access to complementary technologies, distribution channels, manufacturing infrastructure and information content. The CombiMatrix group intends to structure relationships that maximize its research and development efforts with the strong distribution and manufacturing capabilities of its customers and any entities with which the CombiMatrix group has joint development efforts.

         MAJOR STRATEGIC ALLIANCES

         The CombiMatrix group intends to rapidly commercialize its array technology for gene expression profiling through its own sales and marketing efforts. In addition, the CombiMatrix group has an agreement with Roche Diagnostics GmbH, or Roche, to jointly develop its technology. Roche contributes extensive expertise in instrument and reagent development, as well as offers a large and experienced worldwide sales and marketing team. The CombiMatrix group believes that the combination of its array technology with Roche's leadership position in the genetic analysis and diagnostic markets will enable it to capture a significant portion of the gene expression profiling and molecular diagnostic markets.

         The CombiMatrix group has also entered into a design, fabrication and manufacturing relationship with Toppan Printing of Japan, or Toppan, for the development and manufacture of new designs of its electrochemical detection arrays.

         In addition to Roche and Toppan, the CombiMatrix group has entered into additional relationships and plans on establishing other relationships for multiple applications of its technology. This is especially critical for Express Track(TM). The CombiMatrix group plans to establish relationships with expert virologists for initial screening of its potential drugs. Subsequent to identifying key compounds, which may be suitable as drugs, the CombiMatrix group plans to partner with larger pharmaceutical or biotechnology companies for downstream development and marketing.

         EXPANDING TECHNOLOGIES INTO MULTIPLE PRODUCT LINES

         The CombiMatrix group intends to utilize the flexibility of its semiconductor based array technologies to develop multiple product lines. In addition to providing new sources of revenue, it believes these product lines will further its goal of establishing its array technology as the industry standard for array-based analysis.

         STRENGTHENING TECHNOLOGICAL LEADERSHIP

         The CombiMatrix group plans to continue advancing its proprietary technologies through its internal research efforts, collaborations with industry leaders and strategic licensing. The CombiMatrix group may also pursue acquisitions of complementary technologies and leverage its technologies into other value-added businesses.

         PROTECTING AND STRENGTHENING INTELLECTUAL PROPERTY

         Through the CombiMatrix Corporation's four issued patents in the United States and one in Europe, its 46 patent applications pending in the United States, Europe and elsewhere and its trade secrets, the CombiMatrix group believes it has suitable intellectual property protection for its proprietary technologies in those markets where it operates and where a market for its products and services exists. The CombiMatrix group plans to build its intellectual property portfolio through internal research efforts, collaborations with industry leaders, strategic licensing and possible acquisitions of complementary technologies. The CombiMatrix group also plans to pursue patent protection for downstream products created using its proprietary products.

REGULATORY MATTERS

         The CombiMatrix group intends to sell products to the pharmaceutical, biotechnology and academic communities for research applications as well as non-life sciences customers. In addition, its drug development efforts are early stage. Therefore, its initial products will not require approval from, or be regulated by, the FDA, as a manufacturer nor will they be subject to the FDA's current good manufacturing practice, or cGMP, regulations. Additionally, the CombiMatrix group's initial products will not be subject to certain reagent regulations promulgated by the FDA. However, the manufacture, marketing and sale of certain products and services for any clinical or diagnostic applications will be subject to extensive government regulation as medical devices in the United States by the FDA and in other countries by corresponding foreign regulatory authorities.

SUBSIDIARIES

         Prior to July 11, 2003, CombiMatrix K.K., a majority-owned subsidiary of CombiMatrix Corporation, was operating under a joint venture agreement with Marubeni Japan, or Marubeni, one of Japan's leading trading companies. The primary purpose of the joint venture was to focus on development and licensing opportunities for CombiMatrix Corporation's array technology with academic, pharmaceutical and biotechnology organizations in the Japanese market. Marubeni held a 10% minority interests in the joint venture. On July 11, 2003, Acacia Research Corporation purchased the outstanding minority interests in CombiMatrix K.K. from Marubeni. Acacia Research Corporation issued 200,000 shares of its AR-CombiMatrix stock to Marubeni in exchange for Marubeni's 10% minority interests in CombiMatrix K.K. This increase in ownership interest has been attributed to the CombiMatrix group.

         Prior to July 2, 2003, CombiMatrix Corporation owned 87% of Advanced Material Sciences, which in turn holds an exclusive license for CombiMatrix Corporation's array synthesis technology for the development and discovery of advanced electronic materials for such purposes as fuel cell catalysts. In consideration for this exclusive license, CombiMatrix Corporation will share in the revenues earned by Advanced Material Sciences for commercialization of these discoveries based on CombiMatrix Corporation's array technology. The term of this arrangement is 20 years. On July 2, 2003, Acacia Research Corporation increased its consolidated ownership interest in Advanced Material Sciences to 99% by acquiring 1,774,750 shares of Advanced Material Sciences common stock in exchange for 295,790 shares of AR-CombiMatrix stock. This increased ownership interest has been attributed to the CombiMatrix group.

MARKETING AND DISTRIBUTION

         Where appropriate, the CombiMatrix group will market and sell its products either directly or through distribution arrangements and/or through other strategic alliances. For its initial products addressing the gene expression market, the CombiMatrix group will sell its product directly, as well as through a strategic relationship with Roche and may enable other partners to distribute its products.

         In July 2001, CombiMatrix Corporation entered into non-exclusive worldwide license, supply, research and development agreements with Roche. These agreements were amended in September 2002, primarily to grant Roche manufacturing rights with respect to the products under development in return for additional cash consideration under the agreements. The revised agreements also make minor modifications to terms of the agreements involving matters such as milestones, payments and technical specifications, none of which we consider to be material. Such minor modifications are a standard part of the research and development process and in our experience are routinely made in development agreements. Since the inception of our relationship with Roche, CombiMatrix Corporation has engaged in a continuous process of monitoring and reevaluating the terms of our agreements, and have amended the agreements in several respects to establish more meaningful goals, milestones and timelines. The agreements are non-exclusive with respect to CombiMatrix Corporation's core technology, meaning that CombiMatrix Corporation remains free to license its core technology to third parties for applications in the genomics, proteomics and other fields. The agreements contain exclusivity or co-exclusivity provisions only with respect to the specific products being co-developed for, and partially funded by, Roche pursuant to the agreements.

         Under the terms of the agreements, it is contemplated that Roche will co-develop, use, manufacture, market and distribute CombiMatrix Corporation's array and related technology for rapid production of customizable arrays. The agreements provide for minimum payments by Roche to CombiMatrix Corporation over the first three years after product launch, including milestone achievements, payments for products, royalties and research and development projects. Nevertheless, because our agreements with Roche contain provisions that would allow Roche to terminate the agreements, the future payments by Roche to

CombiMatrix Corporation might never be realized. Since July 2001, CombiMatrix Corporation has completed several milestones in its strategic alliance with Roche including demonstration of several key performance metrics of its custom in-situ array system, and has received approximately $26.6 million in cash payments from Roche from July 2001 through December 31, 2003.

MANUFACTURING AND CUSTOMIZATION

         The CombiMatrix group is developing automated, computer-directed manufacturing processes for the synthesis of sequences of DNA, RNA, peptides or small molecules in the virtual flasks on its arrays. Certain portions of its manufacturing, such as semiconductor fabrication and processing, will be outsourced to subcontractors, while the steps involved with synthesis of biological materials and quality control will be conducted by the CombiMatrix group.

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

PATENTS AND LICENSES

         CombiMatrix Corporation continues to build its intellectual property portfolio to protect its product in those markets where it operates and where a market for its products and services exists. In the United States, CombiMatrix Corporation has been issued four United States patents. Three of the United States patents (U.S. Patent No. 6,093,302; U.S. Patent No. 6,280,595 and U.S. Patent No. 6,444,111) protect CombiMatrix Corporation's core technology relating to methods for electrochemical synthesis of arrays. The fourth United States Patent (U.S. Patent No. 6,456,942) describes and claims a network infrastructure for custom microarray synthesis and analysis. Corresponding CombiMatrix Corporation core patents describing and claiming methods for electrochemical synthesis of arrays have been granted in Europe (entire EU) and Australia and are pending in the remaining major industrialized markets. In total, CombiMatrix Corporation has 46 patent applications pending in the Unites States, Europe and elsewhere

         The CombiMatrix group seeks to protect its corporate identity with trademarks and service marks. In addition, its trademark strategy includes protecting the identity and goodwill associated with its biological array processor products. The CombiMatrix group purchases chemical reagents from suppliers who are licensed under appropriate patent rights. It is the CombiMatrix group's policy to obtain licenses from patent holders if needed to practice its chemical processes.

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

         The patent positions of companies developing tools and drugs for the biotechnology and pharmaceutical industries, including the CombiMatrix group's patent position, generally are uncertain and involve complex legal and factual questions. The CombiMatrix group will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that its proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The CombiMatrix group's existing patent and any future patents it obtains may not be sufficiently broad to prevent others from practicing its technologies or from developing competing products. There also is risk that others may independently develop similar or alternative technologies or design around its patented technologies. In addition, others may challenge or invalidate the CombiMatrix group's patents, or its patents may fail to provide it with any competitive advantage. Enforcing its intellectual property rights may be difficult, costly and time consuming, and ultimately may not be successful.

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

COMPETITION

         The CombiMatrix group expects to encounter competition in the area of business opportunities from other entities having similar business objectives. Many of these potential competitors possess greater financial, technical, human and other resources than does the CombiMatrix group. The CombiMatrix group anticipates that it will face increased competition in the future as new companies enter the market and advanced technologies become available. In the life sciences industry, many competitors have more experience in research and development than the CombiMatrix group. Technological advances or entirely different approaches developed by one or more of its competitors could render the CombiMatrix group's processes obsolete or uneconomical. The existing approaches of competitors or new approaches or technology developed by competitors may be more effective than those developed by the CombiMatrix group.

         The CombiMatrix group is aware of other companies or companies with divisions that have, or are developing, technologies for the SNP genotyping, gene expression profiling and proteomic markets. The CombiMatrix group believes that its primary competitors will be Affymetrix, Inc., Agilent Technologies, Inc., Becton, Dickinson and Company, Ciphergen Biosystems, Inc., Gene Logic Inc., Illumina, Inc., Johnson & Johnson, Nanogen, Inc., Orchid Biosciences, Inc., Applera Corporation, Roche Diagnostics GmbH and Sequenom, Inc. However, the CombiMatrix group's market is rapidly changing, and the CombiMatrix group expects to face additional competition from new market entrants, new product developments and consolidation of its existing competitors. Many of the CombiMatrix group's competitors have existing strategic relationships with major pharmaceutical and biotechnology companies, greater commercial experience and substantially greater financial and personnel resources than it does. The CombiMatrix group expects new competitors to emerge and the intensity of competition to increase in the future.

RESEARCH, DEVELOPMENT AND ENGINEERING

         The CombiMatrix group's research and development expenses, excluding non-cash stock compensation charges and acquired in-process research and development charges, were $8.1 million, $18.2 million, and $11.7 million in 2003, 2002 and 2001, respectively. The CombiMatrix group intends to invest aggressively in its proprietary technologies through internal development and, to the extent available, licensing of third-party technologies to increase and improve other characteristics of its products. The CombiMatrix group also plans to continue to invest in improving the cost-effectiveness of its products through further automation and improved information technologies. The CombiMatrix group's future research and development efforts may involve research conducted by the CombiMatrix group, collaborations with other researchers and the acquisition of chemistries and other technologies developed by universities and other academic institutions.

         The CombiMatrix group is developing a variety of life sciences and non-life sciences products and services. Potential customers for these products operate in industries characterized by rapid technological development. The CombiMatrix group believes that its future success will depend in large part on its ability to continue to enhance its existing products and services and to develop other products and services, which complement existing ones. In order to respond to rapidly changing competitive and technological conditions, the CombiMatrix group expects to continue to incur significant research and development expenses during the initial development phase of new products and services, as well as on an ongoing basis.

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

         The CombiMatrix group has been awarded two grants and two contracts from the federal government in connection with its biological array processor technology. In July 1999, the CombiMatrix group was awarded a $60,000 Phase I Small Business Innovative Research, or SBIR, contract from the U.S. Department of Defense to develop nanode array sensor microchips to enable simultaneous detection of numerous chemical and biological warfare agents. Also in July 1999, the CombiMatrix group was awarded a $100,000 Phase I SBIR Department of Energy grant to use the CombiMatrix group's proprietary array technology to develop arrays of affinity probes for the analysis of gene products. In January 2000, the CombiMatrix group was awarded a $730,000 Phase II SBIR Department of Defense contract for the use of its array technology to further develop nanode array sensor microchips. The term of the Phase II SBIR Department of Defense contract ended July 2002 upon delivery of a prototype electrochemical biological detection system to the Department of Defense. As such, the CombiMatrix group will no longer receive grant revenues under the Phase II SBIR Department of Defense contract beyond 2002. In February 2002, the CombiMatrix group was awarded a six-month $100,000 Phase I National Institutes of Health grant for the development of its protein array technology, entitled "Self-Assembling Protein Microchips." This grant was completed in August of 2002.

         The CombiMatrix group will continue to pursue grants and contracts that complement its research and development efforts.

EMPLOYEES

         As of December 31, 2003, the CombiMatrix group had 59 full-time employees, 11 of whom hold Ph.D. degrees and 40 of whom are engaged in full-time research and development activities. The CombiMatrix group is not a party to any collective bargaining agreement. The CombiMatrix group considers its employee relations to be good.

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

                            ACACIA TECHNOLOGIES GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)

BUSINESS

          The Acacia Technologies group is principally comprised of Acacia Research Corporation's wholly owned subsidiaries, Acacia Media Technologies Corporation, or Acacia Media Technologies, and Soundview Technologies Incorporated, or Soundview Technologies, and includes all corporate assets and liabilities and related transactions of Acacia Research Corporation that relate to its intellectual property licensing business.

          The Acacia Technologies group is responsible for the development, acquisition, licensing and protection of intellectual property and proprietary technologies and is pursuing additional licensing and strategic business alliances with leading companies in the rapidly growing intellectual property licensing industry.

DIGITAL MEDIA TRANSMISSION TECHNOLOGY

          The Acacia Technologies group owns and out-licenses a portfolio of pioneering U.S. and foreign patents covering digital audio and video transmission and receiving systems, commonly known as audio-on-demand, video-on-demand, and audio/video streaming. The Acacia Technologies group's patented proprietary DMT technology enables the digitization, encryption, storage, transmission, receipt and playback of digital content via several means including the Internet, cable, satellite and wireless systems. We believe our DMT technology is utilized by a variety of companies in activities including digital ad insertion, cable programming, satellite programming, hotel in-room entertainment services, distance learning, and other Internet programming involving digital audio/video content. The Acacia Technologies group's DMT technology is protected by five U.S. patents which expire in 2011and 31 foreign patents which expire in 2012.

V-CHIP TECHNOLOGY

          The Acacia Technologies group also owns and has out-licensed to consumer electronics manufacturers, patented technology known as the V-chip. The V-chip technology was protected by U.S. Patent No. 4,554,584, which expired in July 2003. The V-chip was adopted by manufacturers of televisions sold in the U.S. to provide blocking of certain programming based upon its content rating code, in compliance with the Telecommunications Act of 1996.


MARKET OVERVIEW

DIGITAL MEDIA TRANSMISSION TECHNOLOGY MARKETS

          The Acacia Technologies group has launched an extensive DMT technology licensing program. Potential licensees include cable companies, satellite companies, hotel in-room entertainment companies and online music, movie, adult entertainment, e-learning, sports, news and information companies.

          The use of DMT technology continues to grow both in the United States and internationally. The transmission of digital content by cable companies continues to increase with the use of video-on-demand and digital ad insertion systems. Satellite companies are switching to hard drive based reception systems to offer their content with on-demand functionality. Hotel in-room entertainment companies are switching to electronic distribution systems and digital storage systems to reduce costs and increase profitability. Entertainment companies are making more digital content available via the Internet in order to distribute content directly to the consumer as opposed to using third party distributors and retail outlets.

V-CHIP TECHNOLOGY MARKETS

         All televisions with screens 13 inches or larger sold in the United States after July 10, 1999 are required to contain V-chip technology. The Acacia Technologies group's patent on the V-chip technology expired in July 2003. To date, the Acacia Technologies group has out-licensed its V-chip technology to 13 television manufacturers representing approximately 75% of the television manufacturing industry. Depending on the outcome of ongoing licensing efforts and related infringement actions, the Acacia Technologies group may, however, continue to collect license fees from others in the industry for televisions sold in the United States during the patent term, which ended in July 2003.

THE ACACIA TECHNOLOGIES GROUP'S STRATEGY

The Acacia Technologies group's business strategy includes the following:

         IDENTIFY EMERGING GROWTH AREAS WHERE PATENTED TECHNOLOGIES WILL PLAY A VITAL ROLE

         The patent process breeds innovation and invention by granting a limited monopoly to the inventor in exchange for sharing the invention with the public. Certain technologies, such as our DMT technology, become core technologies in the way products and services are manufactured, sold and delivered. The Acacia Technologies group identifies core, patented technologies that have or are anticipated to be widely adopted by third parties in connection with the manufacture or sale of products and services.

         CONTACT AND FORM ALLIANCES WITH OWNERS OF CORE, PATENTED TECHNOLOGIES

         For years, many large companies have earned substantial revenue licensing patented technologies to third parties. Other companies that do not have internal licensing resources and expertise have continued to record the estimated value of intellectual property on their financial statements without deriving income from their intellectual property. Recent changes in securities and financial reporting regulations require these companies to evaluate and potentially reduce or write-off these intellectual property assets if they are unable to substantiate these reported values.

         The Acacia Technologies group seeks to enter into business agreements with owners of intellectual property that do not have experience or expertise in the areas of intellectual property licensing and enforcement or that do not possess the in-house resources to devote to licensing and enforcement activities.

         EFFECTIVELY AND EFFICIENTLY EVALUATE PATENTED TECHNOLOGIES FOR ACQUISITION, LICENSING AND ENFORCEMENT

         Subtleties in the language of a patent, recorded interactions with the patent office, and the evaluation of prior art and literature can make a significant difference in the potential licensing and enforcement revenue derived from a patent or patent portfolio. The Acacia Technologies group's specialists are trained and skilled in these areas. It is important to identify potential problem areas prior to commercialization and determinate whether potential problem areas can be overcome, before launching a licensing program. We have developed processes and procedures for identifying problem areas and evaluating the strength of a patent before the decision is made to allocate resources to a licensing and enforcement effort.

         PURCHASE OR ACQUIRE THE RIGHTS TO PATENTED TECHNOLOGIES

         After evaluation, the Acacia Technologies group may elect to purchase the patented technology, or become the exclusive licensing agent for the patented technology in all or in specific fields of use. In either case, the owner of the patent generally retains the rights to a portion of the revenues generated from a patent's licensing and enforcement program. The Acacia Technologies group generally controls the licensing and enforcement process and utilizes its experienced in-house personnel to reduce outside costs, and ensure that the Acacia Technologies group's capital is allocated and utilized in an efficient and cost effective manner.

         SUCCESSFULLY LICENSE AND ENFORCE PATENTS WITH SIGNIFICANT ROYALTY POTENTIAL

         As part of our patent evaluation process, significant consideration is also given to the identification of potential infringers, industries within which the potential infringers exist, longevity of the patented technology, and a variety of other factors that directly impact the magnitude and potential success of a licensing and enforcement program. Acacia Technologies group's specialists are trained in evaluating potentially infringing technologies and presenting the application of patents to such technologies. These presentations generally take place in a non-adversarial business setting, but can also occur through the litigation process, if necessary.

MARKETING AND DISTRIBUTION

         DMT TECHNOLOGY LICENSING PROGRAM

         Since November 2002, the Acacia Technologies group has entered into 117 license agreements for its DMT technology. One hundred and eight (108) of these license agreements were executed during 2003. We have executed license agreements with companies in the hotel in-room entertainment, online music, movie, adult entertainment, e-learning, and sports, news and information industries. The Acacia Technologies group is pursuing additional licensing and strategic business alliances with leading companies in the rapidly growing intellectual property licensing industry.

         DMT TECHNOLOGY LITIGATION

         In February 2003, Acacia Media Technologies initiated DMT patent infringement litigation in the Federal District Court for the Central District of California against approximately 39 defendants who provide adult oriented digital content over the Internet. As of December 31, 2003, nine of the original 39 defendants remain in the initial litigation. In December 2003, Acacia Media Technologies added an additional eight defendants to this pending patent infringement litigation.

         In November 2003, Acacia Media Technologies initiated a patent infringement lawsuit in the Federal District Court for the Central District of California against On Command Corporation, provider of interactive in-room entertainment, information and business services to the lodging industry, regarding Acacia Media Technologies' DMT technology.

         V-CHIP LICENSING PROGRAM

         The V-chip patent expired in July 2003. The Acacia Technologies group will not be able to collect royalties for televisions containing V-chip technology sold after the July 2003 expiration of that patent, but it may still collect revenues from the sale of such televisions in the United States before the expiration date. The Acacia Technologies group has licensed 13 major television manufacturers, representing approximately 75% of the televisions sold in the United States, including Samsung Electronics, Hitachi America, Ltd., LG Electronics, Inc., Funai Electric Co., Ltd., Daewoo Electronics Corporation of America, Sanyo Manufacturing Corporation, Thomson Multimedia, Inc., JVC Americas Corporation, Matsushita Electric Industrial Co., Ltd., Orion Electric Co. Ltd., Pioneer Electronics (USA) Incorporated, Philips Electronics North America Corporation and Loewe Opta Gmbh.

         V-CHIP LITIGATION

         Litigation for patent infringement and anti-trust violations is pending in the U.S. Court of Appeals for the Federal Circuit against Sony Corporation of America, Mitsubishi Digital Electronics America, Inc., Sharp Electronics Corporation and Toshiba America Consumer Products, Inc.

         In September 2002 and 2003, the United States District Court for the District of Connecticut, or U.S. District Court - Connecticut, granted the defendants summary judgment motions for the patent infringement and antitrust allegations, respectively. The decisions are currently being appealed to the U.S. Court of Appeals for the Federal Circuit. While we are currently appealing the two summary judgment rulings, litigation is inherently uncertain and we can give no assurance that we will be successful in any such appeals.

         The rulings have no impact on the revenues that we have recognized to date from licensees of our patented V-chip technology. Further, none of the revenues that we have recognized to date are contingent upon any court rulings or the future outcome of any litigation with unlicensed television manufacturers.

PATENTS AND LICENSES

         The Acacia Technologies group owns five issued U.S. patents relating to audio and video transmission and receiving systems, commonly known as audio-on-demand, video-on-demand and audio/video streaming, used for distributing content via various methods as follows: U.S. Patent No. 5,132,992, U.S. Patent No. 5,253,275, U.S. Patent No. 5,550,863, U.S. Patent No. 6,002,720
and U.S. Patent No. 6,144,702. In addition, the Acacia Technologies group owns 31 foreign patents also relating to audio and video transmission and receiving systems technology. Foreign rights include an initial patent granted by the European Patent Office covering Austria, Belgium, Denmark, Finland, France, Germany, Greece, Italy, Luxembourg, Monaco, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom, and patents in Japan, Taiwan and Mexico. In January 2004, the Acacia Technologies group was issued an additional European patent for its DMT Technology. The new patent provides additional coverage in the countries listed above. Acacia Technologies group's U.S. DMT patents expire in 2011 and its foreign DMT patents expire in 2012.

REGULATORY MATTERS

         We believe the Acacia Technologies group's DMT technology is utilized by satellite, cable and telecommunications systems. The satellite, cable and telecommunications industries are subject to federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While most satellite, cable and telecommunication industry regulations do not apply directly to the Acacia Technologies group, they affect programming distributors, one of the large potential customers for the technologies covered by the Acacia Technologies group patent portfolio. The Acacia Technologies group monitors pending legislation and administrative proceedings to ascertain relevance, analyze impact and develop strategies regarding regulatory trends and developments within these industries.

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

         Other companies may develop competing technologies that offer better or less expensive alternatives to our DMT technology and/or other technologies that we may acquire or out-license. Many potential competitors have significantly greater resources. Technological advances or entirely different approaches developed by one or more of its competitors could render Acacia Technologies group's technologies obsolete or uneconomical.

EMPLOYEES

         As of December 31, 2003, the Acacia Technologies group had 20 full-time employees. None of the companies included in the Acacia Technologies group is a party to any collective bargaining agreement. The Acacia Technologies group considers its employee relations to be good.


ITEM 2.  PROPERTIES

         Acacia Research Corporation leases approximately 7,143 square feet of office space in Newport Beach, California, under a lease agreement that expires in February 2007. We also leased approximately 7,019 square feet of office space in Pasadena, California, which was subleased through the remaining term of the lease agreement, which expired in November 2003. Our wholly owned subsidiary, CombiMatrix Corporation, leases office and laboratory space totaling approximately 90,111 square feet located north of Seattle, Washington, under a lease agreement that expires in December 2008. Presently, we are not seeking any additional facilities.

         We are a guarantor under a lease agreement for office space in Hollywood, California that expires in August 2005. The lease agreement was entered into by Soundbreak.com Incorporated, or Soundbreak.com, which ceased operations in February 2001. The leased premises is subleased through the remaining term of the lease agreement.


ITEM 3.  LEGAL PROCEEDINGS

         In the ordinary course of business, we are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with our intellectual property enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

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

         In September 2002, the U.S. District Court - Connecticut, granted a motion for summary judgment filed by defendants Sony Corporation of America, Inc., Sony Electronics, Inc., the Electronics Industries Alliance d/b/a Consumer Electronics Association, the Consumer Electronics Manufacturers Association, Mitsubishi Digital Electronics America, Inc., Mitsubishi Electronics America, Inc., Toshiba America Consumer Products, Inc. and Sharp Electronics Corporation (the "remaining defendants"). In granting the motion, the court ruled that the remaining defendants have not infringed on Soundview Technologies' patent.

          In September 2003, a motion for summary judgment filed by the remaining defendants was granted by the U.S. District Court - Connecticut on Soundview Technologies' anti-trust claims due to the court's previous ruling of non-infringement as described above.

          The decisions are currently being appealed to the U.S. Court of Appeals for the Federal Circuit. While we are currently appealing the two summary judgment rulings, litigation is inherently uncertain and we can give no assurance that we will be successful in any such appeals.

          The rulings have no impact on the revenues that we have recognized to date from licensees of our patented V-chip technology. Further, none of the revenues that we have recognized to date are contingent upon any court rulings or the future outcome of any litigation with unlicensed television manufacturers.

ACACIA MEDIA TECHNOLOGIES CORPORATION

          In February 2003, Acacia Media Technologies initiated DMT patent infringement litigation in the Federal District Court for the Central District of California against approximately 39 defendants who provide adult oriented digital content over the Internet. As of December 31, 2003, nine of the original 39 defendants remain in the initial litigation. In December 2003, Acacia Media Technologies added an additional eight defendants to its pending patent infringement litigation described above. The new complaints, filed with the Federal District Court for the Central District of California, seek to create a defendant class for all adult entertainment companies that infringe Acacia Media Technologies' DMT patents by transmitting pre-recorded, digital audio and audio/video adult content via any electronic communication channel into or from the Central District of California, or that operate at least one interactive website where a user located in Central District of California can exchange information with a host computer. Defendant class action status, which must be approved by the court, would permit the court's rulings on certain key issues to legally bind all members of the class, whether or not they have been specifically named as defendants in the litigation.

         In November 2003, Acacia Media Technologies initiated a patent infringement lawsuit in the Federal District Court for the Central District of California against On Command Corporation, provider of interactive in-room entertainment, information and business services to the lodging industry, regarding Acacia Media Technologies' DMT technology.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

RECENT MARKET PRICES

         Acacia Research Corporation's two classes of common stock, Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock, commenced trading on the Nasdaq Stock Market on December 16, 2002. The two classes of common stock were created as a result of Acacia Research Corporation's recapitalization that was approved by Acacia Research Corporation's stockholders on December 11, 2002. The two classes of stock replaced Acacia Research Corporation's common stock formerly traded on the Nasdaq stock market under the symbol ACRI. Acacia Research-Acacia Technologies common stock is now listed on the Nasdaq National Market System and Acacia Research-CombiMatrix common stock is now listed on the Nasdaq SmallCap Market. Acacia Research-CombiMatrix common stock is intended to reflect the performance of Acacia Research Corporation's CombiMatrix group, and Acacia Research-Acacia Technologies stock is intended to reflect the performance of Acacia Research Corporation's Acacia Technologies group.

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

                                                          2003                                        2002(1)
                                          --------------------------------------      ---------------------------------------
                                          Fourth     Third     Second     First        Fourth     Third    Second      First
                                          Quarter   Quarter    Quarter   Quarter      Quarter    Quarter   Quarter    Quarter
                                          -------   -------    -------   -------      -------    -------   -------    -------
Acacia Research Corporation
(through December 13, 2002):
High                                           -         -          -         -         $5.61      $7.15    $11.50     $13.26
Low                                            -         -          -         -         $3.65      $3.50     $5.90      $8.47

Acacia Research-Acacia Technologies stock:
High                                       $8.58     $6.73      $1.75     $2.40         $3.40          -         -          -
Low                                        $4.71     $1.25      $0.99     $0.96         $1.65          -         -          -

Acacia Research-CombiMatrix stock:
High                                       $5.05     $5.07      $2.83     $3.65         $4.98          -         -          -
Low                                        $2.90     $2.25      $1.71     $1.50         $2.70          -         -          -

-------------------
(1) 2002 share and per share information gives effect to the recapitalization transaction described elsewhere herein as of January 1, 2002. Historical share and per share information for the Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock is not presented as these classes of securities were not part of Acacia Research Corporation's capital structure during 2001 and prior periods.

         On February 27, 2004, there were approximately 162 owners of record of Acacia Research-Acacia Technologies stock and 188 owners of record of Acacia Research-CombiMatrix stock. The majority of the outstanding shares of Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

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

EQUITY COMPENSATION PLAN INFORMATION

         The following table provides information as of December 31, 2003 with respect to our common shares issuable under our equity compensation plans:

                                                                                                    (c) NUMBER OF SECURITIES
                                                          (a) NUMBER OF                              REMAINING AVAILABLE FOR
                                                         SECURITIES TO BE                             FUTURE ISSUANCE UNDER
                                                       ISSUED UPON EXERCISE  (b) WEIGHTED AVERAGE   EQUITY COMPENSATION PLANS
                                                          OF OUTSTANDING       EXERCISE PRICE OF      (EXCLUDING SECURITIES
PLAN CATEGORY                                                 OPTIONS         OUTSTANDING OPTIONS    REFLECTED IN COLUMN (a))
------------------------------------------------------ --------------------  ---------------------  -------------------------

EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS

2002 CombiMatrix Stock Incentive Plan(1)                     6,617,000                $7.28                  2,208,000

2002 Acacia Technologies Stock Incentive Plan(2)             5,139,000                $8.29                    470,000

                   Subtotal(3)                                  N/A                    N/A                       N/A

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS(4)

------------------------------------------------------ --------------------  ---------------------  -------------------------
                    TOTAL(3)                                    N/A                    N/A                       N/A

(1) Our 2002 CombiMatrix Stock Incentive Plan, as amended, or the CombiMatrix Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. The CombiMatrix Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards. The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. The share reserve under the CombiMatrix Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our Acacia Research-CombiMatrix stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 600,000 shares and in no event will the total number of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares. See Note12 to our consolidated financial statements.

(2) Our 2002 Acacia Technologies Stock Incentive Plan, as amended, or the Acacia Technologies Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. The Acacia Technologies Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards. The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. The share reserve under the Acacia Technologies Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our Acacia Research-Acacia Technologies stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 500,000 shares and in no event will the total number of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares. See Note 12 to our consolidated financial statements.

(3) Subtotal and total information is not provided because the CombiMatrix Plan and the Acacia Technologies Plan relate to two different classes of our common stock.

(4) We have not authorized the issuance of equity securities under any plan not approved by security holders.

ITEM 6.  SELECTED FINANCIAL DATA

         The consolidating selected balance sheet data as of December 31, 2003 and 2002 and the consolidating selected statement of operations data for the years ended December 31, 2003, 2002 and 2001 set forth below have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The consolidating selected financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the SEC.

         Acacia Research Corporation derived the Acacia Technologies group and CombiMatrix group balance sheet data and statement of operations data from the separate audited financial statements of the Acacia Technologies group and the CombiMatrix group for the years ended December 31, 2003, 2002 and 2001 included elsewhere herein, and the table should be read in conjunction with those financial statements and related notes.

         The AR-Acacia Technologies stock and the AR-CombiMatrix stock are intended to reflect the separate performance of the respective divisions of Acacia Research Corporation, rather than the performance of Acacia Research Corporation as a whole. The chief mechanisms intended to cause the AR-Acacia Technologies stock and the AR-CombiMatrix stock to reflect the financial performance of the respective groups are provisions in our restated certificate of incorporation and common stock policies governing dividends and distributions to each class of stock, which specifically require the allocation of earnings to each class based upon the performance of the two groups determined in accordance with generally accepted accounting principles. Under these provisions, Acacia Research Corporation factors the assets and liabilities and income or losses attributable to the respective groups, determined as described under Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies," into the determination of the amounts available to pay dividends, if any, on the shares issued for the respective groups and require Acacia Research Corporation to exchange, redeem or distribute a dividend on the stock of a group if all or substantially all of the assets allocated to the respective group are sold to a third party.

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

                                            CONSOLIDATING STATEMENT OF OPERATIONS DATA(4)
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------------------------------------
                                                            2003            2002            2001            2000            1999
                                                       -------------   -------------   -------------   -------------   -------------
REVENUES:
     Acacia Technologies group .....................   $        692    $         43    $     24,180    $         40    $        122
     CombiMatrix group .............................            456             839             456              17             144
                                                       -------------   -------------   -------------   -------------   -------------
     ACACIA RESEARCH CORPORATION ...................   $      1,148    $        882    $     24,636    $         57    $        266
                                                       =============   =============   =============   =============   =============
OPERATING (LOSS) INCOME
     Acacia Technologies group .....................   $     (6,013)   $     (9,865)   $      5,858    $    (12,606)   $     (4,955)
     CombiMatrix group .............................        (19,349)        (70,460)        (49,056)        (24,557)         (2,625)
                                                       -------------   -------------   -------------   -------------   -------------
     ACACIA RESEARCH CORPORATION ...................   $    (25,362)   $    (80,325)   $    (43,198)   $    (37,163)   $     (7,580)
                                                       =============   =============   =============   =============   =============
OTHER (EXPENSE) INCOME, NET:
     Acacia Technologies group .....................   $        408    $     (3,503)   $      2,111    $     (2,897)   $       (818)
     CombiMatrix group .............................            214             392           2,055           1,662            (224)
                                                       -------------   -------------   -------------   -------------   -------------
     ACACIA RESEARCH CORPORATION ...................   $        622    $     (3,111)   $      4,166    $     (1,235)   $     (1,042)
                                                       =============   =============   =============   =============   =============
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
   MINORITY INTERESTS:
     Acacia Technologies group .....................   $     (5,468)   $    (12,658)   $      7,034    $    (15,509)   $     (5,791)
     CombiMatrix group .............................        (18,999)        (69,921)        (46,846)        (22,816)         (2,851)
                                                       -------------   -------------   -------------   -------------   -------------
     ACACIA RESEARCH CORPORATION ...................   $    (24,467)   $    (82,579)   $    (39,812)   $    (38,325)   $     (8,642)
                                                       =============   =============   =============   =============   =============
MINORITY INTERESTS:
     Acacia Technologies group .....................   $         17    $        104    $     (1,277)   $        866    $        (27)
     CombiMatrix group .............................             30          23,702          18,817           8,300           1,248
                                                       -------------   -------------   -------------   -------------   -------------
     ACACIA RESEARCH CORPORATION ...................   $         47    $     23,806    $     17,540    $      9,166    $      1,221
                                                       =============   =============   =============   =============   =============
(LOSS) INCOME FROM CONTINUING OPERATIONS:
     Acacia Technologies group .....................   $     (5,451)   $    (12,554)   $      5,757    $    (14,643)   $     (5,818)
     CombiMatrix group .............................        (18,969)        (46,219)        (28,029)        (14,516)         (1,603)
                                                       -------------   -------------   -------------   -------------   -------------
     ACACIA RESEARCH CORPORATION ...................   $    (24,420)   $    (58,773)   $    (22,272)   $    (29,159)   $     (7,421)
                                                       =============   =============   =============   =============   =============
LOSS FROM DISCONTINUED OPERATIONS (1):
     Acacia Technologies group .....................   $         --    $       (200)   $         --    $     (9,554)   $       (776)
     CombiMatrix group .............................             --              --              --              --              --
                                                       -------------   -------------   -------------   -------------   -------------
     ACACIA RESEARCH CORPORATION ...................   $         --    $       (200)   $         --    $     (9,554)   $       (776)
                                                       =============   =============   =============   =============   =============
NET (LOSS) INCOME:
     Acacia Technologies group .....................   $     (5,451)   $    (12,754)   $      5,757    $    (24,197)   $     (6,594)
     CombiMatrix group .............................        (18,969)        (46,219)        (28,029)        (14,762)         (1,603)
                                                       -------------   -------------   -------------   -------------   -------------
     ACACIA RESEARCH CORPORATION ...................   $    (24,420)   $    (58,973)   $    (22,272)   $    (38,959)   $     (8,197)
                                                       =============   =============   =============   =============   =============

LOSS PER COMMON SHARE - BASIC AND DILUTED(5):
LOSS FROM CONTINUING OPERATIONS
     Acacia Research - Acacia Technologies stock ...   $      (0.28)   $      (0.64)   $         --    $         --    $         --
     Acacia Research - CombiMatrix stock ...........          (0.76)          (2.01)             --              --              --
     Acacia Research Corporation ...................             --              --           (1.16)          (1.78)          (0.59)
LOSS FROM DISCONTINUED OPERATIONS
     Acacia Research - Acacia Technologies stock ...   $         --    $      (0.01)   $         --    $         --    $         --
     Acacia Research - CombiMatrix stock ...........             --              --              --              --              --
     Acacia Research Corporation ...................             --              --              --           (0.58)          (0.06)
NET LOSS
     Acacia Research - Acacia Technologies stock ...   $      (0.28)   $      (0.65)   $         --    $         --    $         --
     Acacia Research - CombiMatrix stock ...........          (0.76)          (2.01)             --              --              --
     Acacia Research Corporation ...................             --              --           (1.16)          (2.38)          (0.65)
WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL
COMMON SHARES USED IN COMPUTATION OF LOSS PER
COMMON SHARE(2) (5):
BASIC AND DILUTED
     Acacia Research - Acacia Technologies stock ...     19,661,655      19,640,808              --              --              --
                                                       =============   =============   =============   =============   =============
     Acacia Research - CombiMatrix stock ...........     24,827,819      22,950,746              --              --              --
                                                       =============   =============   =============   =============   =============
     Acacia Research Corporation ...................             --              --      19,259,256      16,346,099      12,649,133
                                                       =============   =============   =============   =============   =============

                                                                 20

                                       CONSOLIDATING BALANCE SHEET DATA(4)
                                                 (IN THOUSANDS)

                                                                     AT DECEMBER 31,
                                          ----------------------------------------------------------------------
                                             2003           2002           2001           2000           1999
                                          ----------     ----------     ----------     ----------     ----------
TOTAL ASSETS:
     Acacia Technologies group ......     $  39,978      $  47,212      $  62,926      $  37,062      $  49,788
     CombiMatrix group ..............        50,161         49,973         47,963         61,561          2,003
     Eliminations ...................           (99)          (114)           (30)          (107)            --
                                          ----------     ----------     ----------     ----------     ----------
     ACACIA RESEARCH CORPORATION ....     $  90,040      $  97,071      $ 110,859      $  98,516      $  51,791
                                          ==========     ==========     ==========     ==========     ==========
LONG-TERM INDEBTEDNESS:
     Acacia Technologies group ......     $      --      $      --      $      --      $      --      $      --
     CombiMatrix group ..............            --             --          1,845             --             --
                                          ----------     ----------     ----------     ----------     ----------
     ACACIA RESEARCH CORPORATION ....     $      --      $      --      $   1,845      $      --      $      --
                                          ==========     ==========     ==========     ==========     ==========
TOTAL LIABILITIES(3):
     Acacia Technologies group ......     $   4,188      $   5,183      $   5,723      $   5,075      $   1,304
     CombiMatrix group ..............        24,424         13,972         14,131         15,880            229
     Eliminations ...................           (99)          (114)           (30)          (107)           100
                                          ----------     ----------     ----------     ----------     ----------
     ACACIA RESEARCH CORPORATION ....     $  28,513      $  19,041      $  19,824      $  20,848      $   1,633
                                          ==========     ==========     ==========     ==========     ==========
MINORITY INTERESTS(3):
     Acacia Technologies group ......     $   1,127      $   1,487      $   2,194      $   2,012      $   3,992
     CombiMatrix group ..............            --            684         30,109         15,512            904
                                          ----------     ----------     ----------     ----------     ----------
     ACACIA RESEARCH CORPORATION ....     $   1,127      $   2,171      $  32,303      $  17,524      $   4,896
                                          ==========     ==========     ==========     ==========     ==========
REDEEMABLE STOCKHOLDERS' EQUITY:
     Acacia Technologies group ......     $  34,663      $  40,542      $  55,009      $  29,975      $  44,492
     CombiMatrix group ..............        25,737         35,317          3,723         30,169            770
                                          ----------     ----------     ----------     ----------     ----------
     ACACIA RESEARCH CORPORATION ....     $  60,400      $  75,859      $  58,732      $  60,144      $  45,262
                                          ==========     ==========     ==========     ==========     ==========

-----------------

(1) On February 13, 2001, the board of directors of Soundbreak.com, one of our majority-owned subsidiaries, resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of Soundbreak.com. Operating results in 1999 have been restated to present Soundbreak.com as discontinued operations. See Note 11 to the Acacia Research Corporation consolidated financial statements.

(2) Potential common shares in 2003, 2002, 2001, 2000 and 1999 have been excluded from the per share calculations because the effect of their inclusion would be anti-dilutive. In addition, all share and per share information has been adjusted as appropriate for all periods presented to reflect a two-for-one stock split effected in March 1998 and a ten percent (10%) stock dividend distributed on December 5, 2001 for stockholders of record as of November 21, 2001.

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

(4) The management and allocation policies applicable to the preparation of the financial statements of the Acacia Technologies group and the CombiMatrix group and as a result, to the measurement by which dividends or performance are determined for each group, may be modified or rescinded, or additional policies may be adopted, at the sole discretion of the Acacia Research Board at any time without approval of the stockholders. The Acacia Technologies group's and the CombiMatrix group's financial statements reflect the application of the management and allocation policies adopted by the Acacia Research Corporation's board of directors to various corporate activities. Management has no plans to change allocation methods or the composition of the groups. Refer to Item 7 "Management's Discussion and Analysis of Financial Condition - Critical Accounting Policies" for a description of allocation policies applied.

(5) The 2002 share and per share information gives effect to the recapitalization transaction described elsewhere herein as of January 1, 2002. Historical share and per share information for the Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock is not presented as these classes of securities were not part of Acacia Research Corporation's capital structure during 2001 and prior periods.

FACTORS AFFECTING COMPARABILITY:

   o The Acacia Technologies group revenues reflected in 1999 primarily relate to capital management fee income, including performance fee income, recorded by the Acacia Capital Management division. During the fourth quarter of 1999, Acacia Research Corporation closed its Acacia Capital Management division. Acacia Capital Management was a general partner in two private investment partnerships and was an investment advisor to two offshore private investment corporations.

   o In the fourth quarter of 2000, Acacia Research Corporation recorded $1.0 million in write-offs of other early stage investments and $2.6 million in write-offs of equity investments, attributed to the Acacia Technologies group.

   o During the year ended December 31, 2000, CombiMatrix Corporation recorded deferred non-cash stock compensation charges aggregating approximately $53.8 million in connection with the granting of stock options. Deferred non-cash stock compensation charges are being amortized by the CombiMatrix group over the respective option grant vesting periods, which range from one to four years. Non-cash stock compensation charges totaled $1.7 million, $6.4 million and $20.0 million in 2003, 2002 and 2001, respectively. Non-cash stock compensation charges were not significant in prior periods.

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

   o In June 2003 and September 2002, Acacia Research Corporation recorded impairment charges of $207,000 and $2.7 million, respectively, for an other-than-temporary decline in the fair value of a cost method investment, attributed to the Acacia Technologies group.

   o On December 13, 2002, Acacia Research Corporation increased its consolidated ownership interest in CombiMatrix Corporation from 48% to 100% as discussed at Item 7 "Critical Accounting Policies - Accounting for Business Combinations." $17.2 million of the total purchase price of $46.0 million was attributed to acquired in-process research and development, or IPR&D, and was charged to expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2002. Amounts allocated to IPR&D have been attributed to the CombiMatrix group.

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

GENERAL

         Acacia Research Corporation is comprised of two operating groups, the CombiMatrix group and the Acacia Technologies group.

         The CombiMatrix group's core technology opportunity in the life sciences sector has been developed through our wholly owned subsidiary, CombiMatrix Corporation, which is developing a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. The CombiMatrix group's technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology.

         The Acacia Technologies group is responsible for the development, acquisition, licensing and protection of intellectual property and proprietary technologies and is pursuing additional licensing and strategic business alliances with leading companies in the rapidly growing intellectual property licensing industry. The Acacia Technologies group owns and out-licenses a portfolio of pioneering U.S. and foreign patents covering digital audio and video transmission and receiving systems, commonly known as audio-on-demand, video-on-demand, and audio/video streaming. The Acacia Technologies group's patented proprietary digital media transmission, or DMT technology, enables the digitization, encryption, storage, transmission, receipt and playback of digital content via several means including the Internet, cable, satellite and wireless systems. The Acacia Technologies group also owns and has out-licensed to consumer electronics manufacturers, patented technology known as the V-chip. The V-chip technology was protected by U.S. Patent No. 4,554,584, which expired in July 2003.

COMBIMATRIX GROUP

         During 2003, the CombiMatrix group received significant payments from its strategic partners and licensees. By continuing the CombiMatrix group's efforts with these partners and by identifying new strategic relationships, the CombiMatrix group intends to maximize the opportunities in the life sciences sector that will be created by commercializing its array system. Highlights of the operating activities for the year ended December 31, 2003 include the following:

   o For the year ended December 31, 2003, the CombiMatrix group received cash payments from Roche totaling $9.8 million. Since the inception of its relationship with Roche in July 2001, the CombiMatrix group has received cash payments totaling $26.6 million through December 31, 2003. All payments received from Roche have been recorded as deferred revenues at December 31, 2003.

   o In March 2003, the CombiMatrix group's Japanese subsidiary, CombiMatrix K.K., sold and installed a genomics array synthesizer system to Keio University of Japan. CombiMatrix K.K. received and recognized $216,000 in revenues related to the sale and installation of the genomics array synthesizer system in the first quarter of 2003.

   o In April 2003, CombiMatrix K.K. sold a DNA array synthesizer to Nihon Gene Research Laboratory, or NGRL. Under the terms of the agreement, NGRL purchased a custom slide array synthesizer and entered into a multi-year agreement to purchase arrays that will be used to provide contract research services in Japan. CombiMatrix K.K. received an advance payment of $182,000 from NGRL for the sale of the synthesizer system, which was recognized as revenue during the third quarter of 2003. CombiMatrix K.K. and NGRL also entered into a co-development and research agreement to investigate various aspects of genetic analysis.

   o In April 2003, the CombiMatrix group designed and fabricated the first array based on the SARS (Severe Acute Respiratory Syndrome) corona virus genome. The first arrays were fabricated within 48 hours of publication of the corona virus genome sequence believed to be responsible for SARS, underscoring the CombiMatrix group's ability to rapidly design and build custom arrays. Due to the public health and economic implications of SARS, the CombiMatrix group made the decision to provide a limited number of the new SARS arrays to key government and academic researchers at no cost.

   o In May 2003, the CombiMatrix group produced pools of small interfering RNA molecules directed at specific genes of the SARS corona virus. The CombiMatrix group is collaborating with the National Institute of Allergy and Infectious Diseases, a division of the National Institutes of Health, or NIH, and the U.S. Army Medical Research Institute of Infectious Diseases to conduct the initial screening of the siRNA samples against the SARS corona virus.

   o In May 2003, the CombiMatrix group entered into a multi-year strategic alliance with Toppan to develop arrays utilizing the CombiMatrix group's proprietary electrochemical detection approach. Under the terms of the agreement, Toppan paid the CombiMatrix group an upfront fee of $1.0 million in the second quarter of 2003 and an additional development and milestone payment of $1.4 million in December 2003. The CombiMatrix group and Toppan will co-develop semiconductor arrays for applications in life sciences research and development as well as molecular diagnostics. Payments received from Toppan have been recorded as deferred revenues at December 31, 2003.

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

   o In June 2003, CombiMatrix Corporation launched Express Track(TM), a drug discovery program, which integrates advanced bioinformatic design applications with the CombiMatrix group's proprietary array-based synthesis technologies to rapidly produce pools of siRNA molecules. The initial focus of Express Track(TM) is common viral diseases.

   o In June 2003, the CombiMatrix group entered into a license agreement with Nanomaterials Discovery Corporation, or NDC, based on the CombiMatrix group's platform technology. Under the terms of the agreement, NDC will have a license to use the CombiMatrix group's array technology to augment and accelerate its own nano-materials discovery program. The CombiMatrix group will share in the revenue from the commercialization of any newly discovered materials. The CombiMatrix group will also receive a license to intellectual property owned by NDC.

   o In June 2003, the CombiMatrix group began collaborating with the research group of Dr. Bonaventura Clotet, M.D., Ph.D., of the Retrovirology Laboratory irsiCaixa, a leading research and treatment center for AIDS in Europe, to conduct the initial efficacy screening of pooled siRNA compounds against Human Immunodeficiency Virus, Type-1.

   o In August 2003, the CombiMatrix group launched siRNA Solutions(TM), which partners its RNAi synthesis platform and custom array technology with sophisticated bioinformatics to provide collaborators and customers with a fully integrated program for drug discovery. The CombiMatrix group program is the first to provide a fully integrated service based on a single research platform for discovery and allows researchers to design, synthesize, validate and reiterate gene silencing experiments in days rather than months for any gene in any organism. RNAi technologies are predicted to speed discovery of drug development and significantly reduce costs for biotech and pharmaceutical companies.

   o In August 2003, Dr. David L. Danley, Colonel (ret.) U.S. Army, joined the CombiMatrix group as its Director of Homeland Security and Defense Programs. Dr. Danley's responsibilities will include all of the CombiMatrix group's defense related activities, including the joint development of its proprietary products for the detection of biological and chemical warfare agents.

   o In September 2003, the CombiMatrix group initiated collaborations with Drs. Daniel Sabath and Stephen Schmechel of the University of Washington to develop an array-based test for the diagnosis of lymphoma. University of Washington researchers are developing sophisticated nucleic acid-based tests for diagnosis of lymphoma using the CombiMatrix group's customizable arrays. In addition, the CombiMatrix group has established a research and collaboration agreement with Rational Diagnostics of Seattle, Washington for further development and commercialization of lymphoma diagnostic products.

   o In September 2003, it was announced that The CombiMatrix group and the Computational Biology Research Center, or CBRC, a division of the Japanese National Institute of Advanced Industrial Science and Technology, developed a novel method for the preparation and measurement of DNA methylation in tissue biopsies. The technique uses the CombiMatrix group's customizable arrays for the detection of methylation at any CpG dinucleotide position in DNA. In the third quarter of 2003 the parties together entered into their first license agreement with a third party in Japan with respect to the use of this jointly developed technology.

   o In November 2003, the CombiMatrix group announced that they had been informed by Roche that Roche would not be launching its array platform based on its collaborative efforts with the CombiMatrix group in 2003, as previously indicated by Roche. Roche has not set a new launch date. Within a few days of this release, the CombiMatrix group announced that it would be launching its own array platform, entitled CustomArray(TM), to a select group of beta customers in December 2003 and to the worldwide life sciences community in March 2004.

   o In November 2003, the CombiMatrix group announced that Gregory L. Verdine, Harvard College Professor and Erving Professor of Chemistry in Harvard University's Department of Chemistry and Chemical Biology, will use CombiMatrix arrays to map three-dimensional binding sites for oligonucleotides on folded RNA molecules. This research program aims to discover, in an unbiased screen, discontinuous RNA epitopes that will serve as therapeutic targets for drug intervention. This program may enable the discovery of new drugs and approaches to modulate the operation of RNA molecules in cells.

   o In November 2003, the CombiMatrix group was notified that the U.S. Army Medical Research Institute of Infectious Diseases, or USAMRIID, approved a Cooperative Research and Development Agreement, or CRDA with CombiMatrix Corporation on "Microarray Approaches for Environmental and Medical Detection of Biothreat Agents." Under the CRDA, USAMRIID and CombiMatrix Corporation can exchange consultative services, equipment, reagents, and testing support to demonstrate the effectiveness of the CombiMatrix group's Electrochemical-Detection System for identifying biothreat agents.

         In 2002, the CombiMatrix's group's operating activities were highlighted by the receipt of $11.5 million in milestone payments pursuant to its license, research and development agreements with Roche, which were recorded as deferred revenues. In addition, the CombiMatrix group recognized $533,000 in grant and contract revenues, including $274,000 in grant revenue resulting from completion of its Phase II SBIR Department of Defense contract, $141,000 in one-time contract research and development revenues, $100,000 in revenue related to performance and completion of its Phase I National Institutes of Health grant and $306,000 from the sale of a genomics array synthesizer system and related array products to two institutions in Japan.

         In 2001, the CombiMatrix group's operating activities were highlighted by the receipt of $6.4 million pursuant to separate license, supply and research and development agreements with Roche and the National Aeronautics and Space Administration, or NASA, and continued performance by CombiMatrix Corporation under its Phase II SBIR contract with the Department of Defense. In addition, in 2001 CombiMatrix Corporation continued its expansion of research and development activities under its agreements with its strategic partners.

ACACIA TECHNOLOGIES GROUP

         In 2003, the Acacia Technologies group's operating activities were principally focused on the continued development, and commercialization of its DMT patent portfolio. The Acacia Technologies group began to recognize DMT license fee revenues in 2003, recognizing $6,000, $19,000, $186,000 and $481,000 in the first, second, third and fourth quarters of 2003, respectively. 2003 operating expenses include increased internal costs related to the Acacia Technologies group's ongoing DMT patent commercialization and enforcement efforts, including increased engineering costs related to new patent claims and the identification of additional potential licensees of the Acacia Technologies group's DMT technology. Highlights of the operating activities for the year ended December 31, 2003 include the following:

   o Since November 2002, the Acacia Technologies group has entered into 117 license agreements for its DMT technology. One hundred and eight (108) of these license agreements were executed during 2003. We have executed license agreements with companies in the hotel in-room entertainment, online music, movie, adult entertainment, e-learning, and sports, news and information industries. In most instances, our license agreements provide for recurring royalty payments for each year that the license agreements are in effect through the expiration of the patents. Estimates of the amount of annual license fee revenues that will be generated from our current licensees is uncertain and would be based solely on estimates of revenues and other financial information received from our licensees that could differ materially from actual periodic results. Annual license fees are generally based on the revenues recorded by our licensees which are subject to significant fluctuation from period to period based on our licensees business activities and related varying rates of growth, and we are unable to estimate or predict the impact of these factors on estimated future license fees that we may generate from our existing licensees.

   o In February 2003, Acacia Media Technologies initiated DMT patent infringement litigation in the Federal District Court for the Central District of California against approximately 39 defendants who provide adult oriented digital content over the Internet. As of December 31, 2003, nine of the original 39 defendants remain in the initial litigation. In December 2003, Acacia Media Technologies added an additional eight defendants to its pending patent infringement litigation, and is seeking to create a defendant class for all adult entertainment companies that infringe Acacia Media Technologies' DMT patents.

   o The Acacia Technologies group's patent on the V-chip technology expired in July 2003. To date, the Acacia Technologies group has out-licensed its V-chip technology to 13 television manufacturers representing approximately 75% of the industry. Depending on the outcome of ongoing licensing efforts and related infringement actions, the Acacia Technologies group may, however, continue to collect license fees on televisions sold in the United States during the patent term, subsequent to the July 2003 patent expiration date.

   o In November 2003, Acacia Media Technologies Corporation initiated a patent infringement lawsuit in the Federal District Court for the Central District of California against On Command Corporation, provider of interactive in-room entertainment, information and business services to the lodging industry, regarding Acacia Media Technologies' DMT technology.

         During 2002, the Acacia Technologies group's operating activities were highlighted by the continued building of its executive management team, including the hiring of key media technology and intellectual property industry experts that are responsible for the development, licensing and protection of the Acacia Technologies group's intellectual property and proprietary technologies, as well as the pursuit of additional licensing and strategic business alliances with leading companies in the growing intellectual property licensing industry. In addition, in 2002, the Acacia Technologies group increased legal and third-party consulting activities related to its ongoing DMT patent marketing and commercialization efforts, including patent claims construction, patent prosecution and related research and engineering costs.

         In 2001, the Acacia Technologies group's operating and financing activities were highlighted by the receipt of $25.6 million in payments from the licensing of the Acacia Technologies group's television V-chip technology, Acacia Research Corporation's completion of a private equity financing raising gross proceeds of $19.0 million which was allocated to the Acacia Technologies group and Acacia Research Corporation's acquisition of the minority interests in Soundview Technologies in June 2001 and Acacia Media Technologies Corporation in November 2001.

EFFECT OF VARIOUS ACCOUNTING METHODS ON RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

         Our consolidated financial statements and the separate group financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these statements, we are required to use estimates and assumptions. While we believe we have considered all available information, actual results could affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. We believe that, of the significant accounting policies discussed in Note 2 to our consolidated and separate group financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

   o     revenue recognition;
   o     research and development expenses;
   o     accounting for income taxes;
   o     valuation of long-lived and intangible assets and goodwill;
   o     accounting for business combinations;
   o     basis of presentation of separate group financial statements; and
   o management and allocation policies relating to AR-Acacia Technologies stock and AR-CombiMatrix stock.

REVENUE RECOGNITION

         As described below, significant management judgments must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized or deferred for any period if management made different judgments.

         Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

ACACIA TECHNOLOGIES GROUP

         Under the terms of our DMT license agreements, the Acacia Technologies group grants an annual non-exclusive license for the use of its patented DMT technology. In most instances, our license agreements provide for recurring royalty payments for each year that the license agreements are in effect through the expiration of the patents. Pursuant to the terms of our DMT license agreements, once executed, the Acacia Technologies group has no further obligations with respect to the grant of the annual license each year. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

         PER UNIT ROYALTIES: Revenue generated from license agreements that provide for the calculation of royalties on a per-unit basis are accrued and recognized as revenue in the period earned, provided that amounts are fixed or determinable and collectibility is reasonably assured.

         PERCENTAGE OF LICENSEE SALES ROYALTIES: Certain license agreements provide for the calculation of license fees based on a licensee's actual quarterly sales applied to a contractual royalty rate. Licensees that pay license fees on a quarterly basis generally report actual quarterly sales information and related quarterly license fees due to the Acacia Technologies group within 30 to 45 days after the end of the quarter in which such activity takes place. Consequently, the Acacia Technologies group recognizes revenue from these licensing agreements on a three-month lag basis, in the quarter following the quarter of sales, provided amounts are fixed or determinable and collectibility is reasonably assured. The lag method described above allows for the receipt of licensee royalty reports prior to the recognition of revenue.

         MINIMUM UPFRONT ANNUAL ROYALTIES: Certain license agreements provide for the calculation and payment of a minimum upfront annual license fee, based upon a licensee's expected annual sales during each annual license term. These license fee payments are deferred and amortized to revenue on a straight-line basis over the annual license term. To the extent actual annual royalties reported at the conclusion of each annual license term exceed the amount prepaid, the additional royalties are recognized in revenue in the quarter following the annual license term, provided that amounts are fixed or determinable and collectibility is reasonably assured.

         License fee payments received by the Acacia Technologies group that do not meet the revenue recognition criteria described above are deferred until the revenue recognition criteria are met. The Acacia Technologies group assesses collection of accrued license fees based on a number of factors, including past transaction history and credit-worthiness. If it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash.

         The Acacia Technologies group's V-chip technology settlement and/or license agreements provide for the payment of contractually determined license fees to us in consideration for the grant to the television manufacturer of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by Soundview Technologies' V-chip patent through July 2003, the expiration date of the V-chip patent. Certain of the V-chip license agreements also provide for future royalties or additional required payments based on future television sales or the outcome of future litigation and settlement activities.

         The Acacia Technologies group is responsible for the licensing and protection of its intellectual property and proprietary technologies and pursues third parties that are utilizing its intellectual property without a license or who have under-reported the amount of royalties owed under a license agreement with the Acacia Technologies group. As a result of these activities, from time to time, we may recognize royalty revenues that relate to infringements by our licensees that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts, will be recognized in the period such adjustment is determined as a change in accounting estimate.

COMBIMATRIX GROUP

         The CombiMatrix group derives revenues primarily from three sources:
(i) government grants and contract revenues and (ii) multiple-element arrangements with strategic partners and licensees and (iii) product sales.

         GOVERNMENT GRANTS: Revenues from government grants and contracts are recognized as the related services are performed, when the services have been accepted by the grantor and collectibility is reasonably assured. Amounts recognized are limited to amounts due from the grantor based upon the contract or grant terms.

         REVENUES UNDER MULTIPLE-ELEMENT ARRANGEMENTS WITH STRATEGIC PARTNERS AND LICENSEES: The CombiMatrix group accounts for revenues under multiple-element arrangements in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," or SAB No. 104 and Emerging Issues Task Force, or EITF, Issue 00-21, "Revenue Arrangements with Multiple Deliverables," and related pronouncements. Arrangements with multiple elements or deliverables must be segmented into individual units of accounting based on the separate deliverables only if there is objective and verifiable evidence of fair value to allocate the consideration received to the deliverables. Accordingly, revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent continuing obligations of the CombiMatrix group, are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. Upon establishing objective and verifiable evidence of the fair value of the elements in multiple-element arrangements, the fair value is allocated to each element of the arrangement, such as license fees or research and development projects, based on the relative fair values of the elements. The CombiMatrix group determines the fair value of each element in multiple-element arrangements based on objective and verifiable evidence of fair value, which is determined for each element based on the price charged when the same element is sold separately to a third party. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element(s) have been determined.

         For the years ended December 31, 2003 and 2002, the CombiMatrix group received cash consideration from Roche of $9.8 million and $11.5 million, respectively. In 2003, the CombiMatrix group also received an up-front payment of $1.0 million and subsequent milestone payments of $1.4 million pursuant to its agreement with Toppan. All payments received to date from Roche and Toppan have been classified as deferred revenue in the CombiMatrix group's December 31, 2003 and 2002 consolidated balance sheets due to the determination that objective and verifiable evidence of fair value does not currently exist for the remaining undelivered elements. Pursuant to EITF 00-21, SAB No. 104 and related guidance, the elements associated with the amounts received to date and additional milestone payments will be treated as one accounting unit. The up-front fees and cash payments received upon the accomplishment of the contractual milestones will be deferred. Revenue will be recognized when all of the related elements, for which objective and reliable evidence does not exist, have been delivered and there is objective and reliable evidence to support the fair value for all of the undelivered elements.

         In connection with the step acquisition described below, and the application of purchase accounting, Acacia Research Corporation was required to record CombiMatrix Corporation's assets and liabilities at fair value, including deferred revenue. As a result, deferred revenue, primarily consisting of milestone payments and other cash receipts from Roche and NASA, was reduced by $8.4 million to reflect the fair value of the continuing obligation related to the 52% interest acquired by Acacia Research Corporation.

         PRODUCT SALES. In general, revenues from the sale of products and/or services are recognized when delivery has occurred or services have been rendered.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses relate solely to the CombiMatrix group. The CombiMatrix group has been and continues to be engaged in a number of research and development initiatives to improve and expand its array system, including increasing the number of test sites on each array from their current density of 1,024 sites per square centimeter to over 10,000 sites per square centimeter and by developing additional applications of CombiMatrix group's technology for national and homeland defense and drug discovery.

         Except for the amortization of non-cash deferred stock compensation discussed below, research and development expenses have been the CombiMatrix group's largest expense category to date and consist of costs to develop a semiconductor-based, array system. These costs include salaries, benefits, recruiting and relocation expenses attributed to the CombiMatrix group's research and development personnel, costs incurred in the development of prototype products, contract engineering and development with third parties, the consumption of laboratory materials and supplies and facilities costs. The CombiMatrix group expects to continue to incur significant expenses for research and development in order to commercialize its array platform. Once commercialization for this platform technology has been achieved, the related research and development spending will decrease. The CombiMatrix group expects that new research and development efforts in collaboration with other strategic partners will supplant existing collaboration efforts as they are completed. As a result, the CombiMatrix group expects that the group's research and development expenses will be volatile and could increase in the near term.

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

         For the year ended December 31, 2002, Acacia Research Corporation recorded a charge for acquired in-process research and development of $17.2 million, in connection with our December 2002 step acquisition of the outstanding ownership interests in CombiMatrix Corporation. The value assigned to acquired in-process technology was determined by identifying those acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility had not been established at the acquisition date, (b) there was no alternative future use and (c) the fair value was estimable with reasonable reliability.

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

         Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. We have recorded a full valuation allowance against our deferred tax assets of $90.6 million as of December 31, 2003, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. In assessing the need for a valuation allowance, we have considered our estimates of future taxable income, the period over which our deferred tax assets may be recoverable, our history of losses and our assessment of the probability of continuing losses in the foreseeable future. In management's estimate, any positive indicators, including forecasts of potential future profitability of our businesses, are outweighed by the uncertainties surrounding our estimates and judgments of potential future taxable income. In the event that actual results differ from these estimates or we adjust these estimates should we believe we would be able to realize these deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made. Any changes in the valuation allowance could materially impact our financial position and results of operations.

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

         In September 2002 and 2003, the U.S. District Court - Connecticut granted certain motions for summary judgment filed by the defendants in Soundview Technologies federal patent infringement and antitrust lawsuits as described at Item 3. "Legal Proceedings." Significant assumptions used in connection with our impairment testing of the Acacia Technologies group's goodwill and intangibles consider the impact of the rulings referenced above. Near term potential for the recording of impairment charges exists related to V-chip related intangibles totaling $1.7 million at December 31, 2003, in the event that we experience any additional adverse rulings related to our pending antitrust and/or infringement actions.

         Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142, which provides that goodwill is no longer subject to amortization. Instead, goodwill is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier if circumstances indicate that an impairment may have occurred. Acacia Research Corporation has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. Our reporting units are: 1) Acacia Media Technologies Corporation and 2) Soundview Technologies, Inc., which are the primary components of the Acacia Technologies group, and 3) the CombiMatrix group. As of January 1, 2002, the date of adoption of the standard, we had unamortized goodwill in the amount of $4.6 million. We performed a transitional goodwill impairment assessment in 2002 and a year-end goodwill impairment assessment in 2002 and 2003 and determined that there was no impairment of goodwill. The fair values of our reporting units were estimated using a discounted cash flow analysis. The carrying value of goodwill not subject to amortization at December 31, 2003 totaled $21.2 million. To date, goodwill has not been impaired. In assessing the recoverability of goodwill and other intangible assets, market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in future periods, future goodwill impairment tests may result in a charge to earnings.

ACCOUNTING FOR BUSINESS COMBINATIONS

         On December 13, 2002, Acacia Research Corporation increased its consolidated ownership interest in CombiMatrix Corporation from 48% to 100% by acquiring from existing stockholders of CombiMatrix Corporation 11,987,052 shares of CombiMatrix Corporation common stock in exchange for 11,987,052 shares of AR-CombiMatrix stock with a fair value of $46.0 million. The transaction was accounted for as a step acquisition using the purchase method of accounting. The fair value of the AR-CombiMatrix stock issued in the transaction was based on the quoted market price of AR-CombiMatrix stock averaged over a five-day period (from December 16, 2002, the first day of trading for the AR-CombiMatrix stock through December 20, 2002). The total purchase price of $46.8 million, including acquisition costs of $0.8 million, was allocated to the fair value of assets acquired and liabilities assumed, including acquired in-process research and development, or IPR&D. The amount attributable to CombiMatrix Corporation's core technology and related patents was $5.3 million, which is being amortized using the straight-line method over the estimated economic useful life of 7 years. The amount attributable to IPR&D of $17.2 million was charged to expense and is included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2002. The amount attributable to goodwill was $16.0 million. Amounts allocated to patents, IPR&D and goodwill have been attributed to the CombiMatrix group.

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

         The nature of the efforts to develop the purchased IPR&D into commercially viable products principally relates to the completion and/or acceleration of existing development programs. These efforts include testing current and alternative materials used in array design, testing of existing and alternative methods for array synthesis, developing prototype machinery (including operating software) to synthesize, hybridize and read individual arrays, and to perform numerous experiments, or assays, with actual target samples in order to determine customer protocols and procedures for using the CombiMatrix group's array system. The costs of these efforts have been included in the CombiMatrix group's projections to successfully launch the purchased IPR&D projects. The resulting net cash flows from such projects are based on management's estimates of revenues, cost of sales, research and development expenses, sales and marketing expenses, general and administrative expenses, the anticipated effect of income taxes, and required returns on working capital, fixed assets and other assets necessary to support the generation of these cash flows.

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

         GENOMICS BIOLOGICAL ARRAY SYSTEM: CombiMatrix Corporation's genomics biological array processor system is being developed to discretely immobilize sequences of DNA or RNA within individual test sites on a modified semiconductor chip coated with a three-dimensional layer of porous material. The system also includes proprietary hardware units and related software applications to be able to synthesize materials onto the chips, apply target samples of genetic materials and interpret the results. The application of this system will be in gene expression profiling and SNP genotyping, which could lead to the better understanding of gene function and ultimately therapeutic discovery to fight disease. CombiMatrix Corporation's projected cash flow models from commercializing this system include servicing CombiMatrix Corporation's existing relationship with Roche as well as other strategic partners, including pharmaceutical, biotech and academic institutions. Although ongoing research and development efforts in commercializing this system have been positive, there can be no assurance that the system will be successfully launched and broadly accepted by the pharmaceutical, biotech and academic research fields. The value assigned to the genomics biological array system IPR&D project was $14.0 million. A risk-adjusted discount rate of 32% was applied to the project's estimated cash flows.

         PROTEOMICS BIOLOGICAL ARRAY SYSTEM: CombiMatrix Corporation's proteomics biological array processor system is being developed to discretely immobilize proteins and other small molecules within individual test sites on a modified semiconductor chip in a similar fashion as described above for the genomics biological array system. However, the porous reaction layer coating used in synthesis and manner in which the software used to design probes for protein immobilization are significantly different from what is currently being developed for the genomics application. Further, the proteomics biological array system primarily uses electrochemical methods for detection of assay results, which contrasts with the optical means that are the primary method used with the CombiMatrix Corporation's genomics products. These differences arise largely due to the inherent biological differences between DNA molecules and protein molecules and how they interact with the CombiMatrix group's proprietary technology. The proteomics biological array system is used for detection and identification of bio-threat agents in CombiMatrix Corporation's biological and chemical threat agent detector development programs that are currently in process. Although ongoing research and development efforts in commercializing this system have been positive, there can be no assurance that the system will be successfully launched and accepted by the government, pharmaceutical, biotech and academic research fields. The value assigned to the proteomics biological array system IPR&D project was $3.2 million. A risk- adjusted discount rate of 60% was applied to the project's estimated cash flows.

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

         TREASURY AND CASH MANAGEMENT POLICIES

         Acacia Research Corporation manages most treasury and cash management activities on a de-centralized basis, with each group separately managing its own treasury activities. Pursuant to treasury and cash management policies adopted by the Acacia Research Corporation board of directors, the following policies apply:

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

         Had the groups filed separate tax returns, the provision (benefit) for income taxes and net income (loss) for each group would not have differed from the amounts reported in the groups' statements of operations for the years ended December 31, 2003, 2002, and 2001.

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

ACACIA RESEARCH CORPORATION CONSOLIDATED
RESULTS OF OPERATIONS

REVENUES (IN THOUSANDS)
                                          2003            2002            2001
                                        --------        --------        --------
License fee income ..............       $   692         $    43         $24,180
Product revenue .................           407             306              --
Grant and contract revenue ......            49             533             456
Cost of sales ...................           (99)           (263)             --

         LICENSE FEE INCOME. License fee income recognized in 2003 relates solely to DMT technology license fee revenues, which the Acacia Technologies group began to recognize in the first quarter of 2003. Under the terms of our DMT license agreements, the Acacia Technologies group grants an annual non-exclusive license for the use of its patented DMT technology. In most instances, our license agreements provide for recurring royalty payments for each year that the license agreements are in effect through the expiration of the patents. Refer to "Critical Accounting Policies - Revenue Recognition" for a description of our license fee revenue recognition policies. In 2002 and 2001, license fee income recognized represents one-time V-chip license fee payments received from television manufacturers with whom we executed separate settlement and/or license agreements. The Acacia Technologies group has executed V-chip license agreements with 13 television manufacturers representing approximately 75% of the televisions sold in the United States.

         PRODUCT REVENUES AND COST OF SALES. In 2003, product revenues and cost of sales were recognized by CombiMatrix K.K. from sales of genomics array synthesizers and related array products and services, primarily to Japanese research institutions in the first and third quarters of 2003. In 2002, product revenue and cost of sales relate to the sale of an array synthesizer, an array reader and arrays to a Japanese government institution by CombiMatrix K.K. in the second and third quarters of 2002.

         GRANT AND CONTRACT REVENUE. Contract revenues in 2003 and 2002 relate to ongoing contract maintenance and service revenues earned by CombiMatrix K.K., which were $49,000 and $20,000, respectively. During 2002, grant revenues included amounts earned from CombiMatrix Corporation's performance under its Phase I SBIR Department of Defense contract, Phase I NIH grant and one-time contract research and development revenues. The SBIR Department of Defense and NIH grants were completed during the third quarter of 2002. Grant revenue for 2001 related to CombiMatrix Corporation's continued performance under its Phase II SBIR contract.

RESEARCH AND DEVELOPMENT EXPENSES (IN THOUSANDS)
                                                  2003        2002        2001
                                                --------    --------    --------
Research and development expenses ..........    $ 8,098     $18,187     $11,656
Charge for acquired in-process
  research and development .................         --      17,237          --

         RESEARCH AND DEVELOPMENT EXPENSES. During 2003, 2002 and 2001, the CombiMatrix group's research and development activities continued to be driven primarily by ongoing performance obligations under the product commercialization phase of its license and research and development agreements with Roche. These activities include costs associated with direct labor, supplies and materials, development of prototype arrays and instruments and the use of outside consultants for certain engineering efforts. Due to the achievement of several significant milestones during the third and fourth quarters of 2002, these research and development activities decreased during 2003, as compared to 2002 and 2001. The CombiMatrix group expects its research and development expenses to be volatile and such expenses could increase in future periods as additional milestones are achieved for both existing and future contract research and development agreements.

         CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Operating expenses in 2002 include a non-cash charge for acquired in-process research and development of $17.2 million, related to Acacia Research Corporation's purchase of the stockholder interests in CombiMatrix Corporation that we did not already own. See "Critical Accounting Policies - Accounting for Business Combinations" for a discussion of the allocation of the purchase price and the accounting for acquired in-process research and development.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES AND LEGAL SETTLEMENT CHARGES
(IN THOUSANDS)
                                                      2003      2002      2001
                                                    --------  --------  --------
Marketing, general and administrative expenses...   $14,917   $18,632   $32,664
Legal settlement charges ........................       144    18,471        --

          MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in 2003, as compared to 2002, was due primarily to a decrease in the CombiMatrix group's corporate legal expenses primarily as a result of settling the litigation with Nanogen, a decrease in legal and accounting expenses related to Acacia Research Corporation's recapitalization and merger transactions completed in December 2002 and a decrease in overhead due to reduced general and administrative personnel. This decrease was partially offset by an increase in the CombiMatrix group's rent and utilities expenses as a result of the increase in occupancy of its corporate headquarters in Mukilteo, Washington, an increase in the CombiMatrix group's one-time accrued severance related expenses incurred in the first quarter of 2003 and an increase in costs related to the Acacia Technologies group's ongoing DMT patent commercialization and enforcement efforts, including increased legal and engineering costs related to new patent claims, enforcement and the identification of additional potential licensees of our DMT technology. DMT related legal fees to outside attorneys are charged based on actual time and out-of-pocket expenses incurred by external counsel and are not incurred on a contingent fee basis.

         The decrease in 2002, as compared to 2001, was primarily due to a decrease in V-chip license fee revenues and related contingent legal fees expense in 2002. Legal fees related to the V-chip license fee agreements executed with television manufacturers are generally incurred on a contingency basis, based on license fee payments received. V-chip related legal fees incurred were not material in 2002, as compared to $11.0 million in 2001. The decrease was also due to reductions in the CombiMatrix group's sales and marketing staff and related expenses, decreased recruitment and relocation expenses and reduced corporate legal fees incurred during 2002, as compared to 2001, primarily as a result of settling the litigation with Nanogen. This decrease was partially offset by an increase in personnel, legal and consulting fees incurred in connection with ongoing DMT patent marketing and commercialization efforts, including patent claims construction, patent prosecution and related research and engineering costs, an increase in professional fees incurred in connection with the December 2002 recapitalization and merger transactions discussed elsewhere herein, and an increase in CombiMatrix Corporation's rent and utilities expenses as a result of an increase in occupancy of its headquarters in Mukilteo, Washington.

         LEGAL SETTLEMENT CHARGES. In connection with the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen (see Note 14 to the Acacia Research Corporation consolidated financial statements included elsewhere herein) CombiMatrix Corporation expensed a $1.0 million payment to Nanogen ($500,000 paid in 2002 and $500,000 paid in 2003) and recorded a non-cash charge in the amount of $17.5 million related to the fair value of CombiMatrix Corporation common shares issued to Nanogen.

NON-CASH STOCK COMPENSATION EXPENSE (IN THOUSANDS)
                                                    2003       2002       2001
                                                  --------   --------   --------
Non-cash stock compensation expense
   - research and development .................   $   466    $ 1,868    $ 7,183
Non-cash stock compensation expense
   - marketing, general and administrative ....     1,189      4,559     13,636

         The decrease in non-cash stock compensation charges is primarily due to forfeitures of certain unvested options in 2003, 2002 and 2001 related to employee turnover at CombiMatrix Corporation and the accelerated method of amortization utilized pursuant to Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," or FIN No. 28, which results in higher amounts of amortization in the early vesting periods. The remaining amount of deferred stock compensation expense of $766,000 as of December 31, 2003, all related to the CombiMatrix group, is expected to be fully amortized by the end of 2004.

AMORTIZATION OF PATENTS AND GOODWILL (IN THOUSANDS)
                                                   2003       2002       2001
                                                  -------    -------    -------
Amortization of patents and goodwill ........     $1,597     $1,990     $2,695

         The decrease in 2003, as compared to 2002, was due to a reduction in patent amortization expense related to V-chip technology related patent costs and other intangibles that were fully amortized during 2002. The decrease was partially offset by an increase in amortization expense related to the December 2002 step acquisition of CombiMatrix Corporation by Acacia Research Corporation, which resulted in the recognition of an additional intangible asset related to CombiMatrix Corporation's core technology valued at $5.3 million, which is being amortized over an economic useful life of approximately 7 years.

         The decrease in 2002, as compared to 2001, was due to the adoption of SFAS No. 142, effective January 1, 2002, which requires goodwill to be tested for impairment at least annually and written off when determined to be impaired, rather than being amortized as previous standards required. Amortization expense in 2001 includes $1.1 million of goodwill amortization. The reduction in 2002 goodwill amortization was partially offset by an increase in 2002 patent amortization related to the increase in our ownership interest in Acacia Media Technologies Corporation from 33% to 100% in November 2001, which resulted in an increase in patent related intangibles that are being amortized over the economic useful life of approximately 10 years.

OTHER INCOME (EXPENSES), NET (IN THOUSANDS)

         The significant components of other income (expense), net were as follows:
                                                 2003        2002        2001
                                               --------    --------    --------
Impairment of cost method investment ........  $  (207)    $(2,748)    $    --
Interest income .............................      735       1,209       3,762
Realized gains (losses) on
   short-term investments ...................       94      (1,184)        350
Unrealized (losses) gains on
   short-term investments ...................       --        (249)        237

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

          INTEREST INCOME. The decrease in 2003 and 2002 is primarily due to decreases in average cash balances during the respective periods related to net operating cash outflows for the CombiMatrix group and the Acacia Technologies group and the continuing impact of declining interest rates and other external economic factors negatively impacting rates of return on short-term investments occurring during 2001, 2002 and continuing in 2003.

         REALIZED AND UNREALIZED GAINS/LOSSES ON SHORT-TERM INVESTMENTS. The decrease is due to no investments classified as trading securities held during 2003 and the sale of the balance of our trading securities during 2002.

INCOME TAXES (IN THOUSANDS)
                                                     2003      2002      2001
                                                    ------    ------    ------
Benefit (provision) for income taxes ..........     $ 273     $ 857     $(780)

         The 2003 and 2002 income tax benefits reflect the impact of the reversal of deferred tax liabilities related to the amortization of identifiable intangible assets related to certain of Acacia Research Corporation's step acquisitions during 2001 and 2000. The 2002 income tax benefit also reflects the impact of differences between the 2001 income tax provision and Acacia Research Corporation's final 2001 consolidated tax return filed in September 2002, and is the result of additional deductions against Soundview Technologies taxable income. In 2001, Acacia Research Corporation recorded taxable income relating principally to V-chip license fee income generated by Soundview Technologies.

MINORITY INTERESTS (IN THOUSANDS)
                                            2003           2002           2001
                                          --------       --------       --------
Minority interests ................       $    47        $23,806        $17,540

         The decrease is due to Acacia Research Corporation's acquisition of the remaining ownership interests in Soundview and Acacia Media Technologies in 2001, CombiMatrix Corporation in December 2002, and CombiMatrix K.K. in July 2003 and approximately 99% of the remaining ownership interests in Advanced Material Sciences in July 2003.

INFLATION

         Inflation has not had a significant impact on Acacia Research Corporation in the current or prior periods.

LIQUIDITY AND CAPITAL RESOURCES

         Acacia Research Corporation's consolidated cash and cash equivalents along with short-term investments totaled $50.5 million at December 31, 2003, compared to $54.7 million at December 31, 2002. Working capital at December 31, 2003 was $30.7 million, compared to $41.0 million at December 31, 2002. At December 31, 2003 and 2002 working capital included $18.1 million and $10.7 million in deferred revenues, respectively, primarily related to the CombiMatrix group's agreements with Roche and Toppan, which are not subject to any refund or repayment obligations and do not represent payment obligations of the CombiMatrix group. See "Critical Accounting Policies - "Revenue Recognition" in this section, for a description of deferred revenue and related revenue recognition policies.

         To date, we and our subsidiaries have relied primarily upon selling equity securities and payments from our strategic partners and licensees to generate the funds needed to finance the operations of our business groups.

         Net cash used in continuing operating activities in 2003 was $9.2 million, compared to $19.7 million in 2002. The decrease was primarily attributable to a reduction in research and development expenses incurred by the CombiMatrix group and a decrease in consolidated marketing, general and administrative expenses in 2003 (before the impact of changes in working capital) as compared to 2002. The change was also due to a net increase in working capital during 2003, primarily related to cash payments received by CombiMatrix Corporation totaling $12.8 million, consisting primarily of $9.8 million related to the completion of certain milestones and delivery of prototype products and services pursuant to its agreements with Roche and an up-front payment of $1.0 million and a $1.4 million milestone payment pursuant to its agreement with Toppan. The Roche and Toppan cash payments received have been recorded as deferred revenues at December 31, 2003. In 2002, the increase in deferred revenues related to cash receipts, primarily from Roche, totaling $11.5 million.

         Net cash flows used in continuing investing activities was $7.1 million in 2003, compared to net cash provided by investing activities of $7.0 million in 2002. The change was primarily due to an increase in short-term investments purchased during 2003 in connection with ongoing short-term cash management activities, offset by a decrease in fixed asset purchases by CombiMatrix Corporation and the absence of acquisition costs in 2003, as compared to 2002.

         Net cash provided by financing activities was $6.0 million in 2003, compared to net cash used in financing activities of $2.9 million in 2002. In May 2003, Acacia Research Corporation completed a private equity financing raising net proceeds of $4.9 million and received proceeds from the exercise of options and warrants totaling $1.1 million. Cash used in financing activities in 2002 was comprised primarily of payments on CombiMatrix Corporation's capital lease obligation totaling $2.8 million (the capital lease obligation was paid in full in November 2002) and net capital distributions to minority shareholders of subsidiaries of $318,000, which were partially offset by proceeds from stock option exercises of $242,000.

         At December 31, 2001, Acacia Research Corporation's consolidated cash and cash equivalents and short-term investments totaled $84.6 million and working capital totaled $72.4 million. During 2001, net cash used in continuing operations of $10.4 million included $6.4 million in payments received from Roche and NASA by the CombiMatrix group and $25.6 million in gross V-chip license fee payments received and recognized as revenues by the Acacia Technologies group. Net cash outflows from operations were offset by proceeds from the issuance of our common stock of $18.3 million, capital from minority shareholders in our subsidiaries, CombiMatrix Corporation and Advanced Material Sciences, totaling $3.3 million, proceeds from stock option and warrant exercises of $1.8 million, and net sales of available-for-sale securities of $19.6 million, partially offset by cash out flows related to the acquisition of the outstanding ownership interests in Acacia Media Technologies and the purchase of the outstanding interests in Soundview Technologies.

         We have sustained losses since our inception contributing to an accumulated deficit of $183.4 million on a consolidated basis, which includes net losses of $24.4 million, $59.0 million and $22.3 million in 2003, 2002 and 2001, respectively. Net losses include significant non-cash acquired in-process research and development, litigation and stock compensation charges reflected in the accompanying Acacia Research Corporation consolidated results of operations data for 2003, 2002 and 2001. The consolidated accumulated deficit includes a non-cash increase related to a reclassification of accumulated deficit in the amount of $21.7 million to permanent capital representing the fair value of the ten percent (10%) stock dividend distributed to stockholders in 2001.

         There can be no assurance that we will become profitable. If we do, we may never be able to sustain profitability. We expect to incur significant losses for the foreseeable future. We are making efforts to reduce expenses and may take steps to raise additional capital.

         Management believes that our cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet our cash requirements through at least the next twelve months. There can be no assurances that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

OFF-BALANCE SHEET ARRANGEMENTS

         We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2004. We have no committed lines of credit or other committed funding or long-term debt. The following table lists Acacia Research Corporation's material known future cash commitments:

                                                         PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                       -----------------------------------------------------------------------
                                                                                                    2008 AND
CONTRACTUAL OBLIGATIONS                    2004           2005           2006           2007       THEREAFTER
                                       -----------    -----------    -----------    -----------    -----------
Operating Leases                       $    2,159     $    2,221     $    2,148     $    1,976     $    1,615
Minimum Royalty Payments(1)                   138            100            100            100          1,100
                                       -----------    -----------    -----------    -----------    -----------
Total Contractual Cash Obligations     $    2,297     $    2,321     $    2,248     $    2,076     $    2,715
                                       ===========    ===========    ===========    ===========    ===========

------------------------
(1) Refer to Note 14 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT patents. No royalty obligation has been incurred as of December 31, 2003. Any royalties paid pursuant to the agreements will be expensed in the consolidated statement of operations.

         As of December 31, 2003, CombiMatrix Corporation had a one-year commitment with a third-party vendor to purchase $1.1 million of semiconductor wafers contingent upon successfully developing a next-generation array. This agreement was terminated effective January 31, 2004 thereby relieving CombiMatrix Corporation of this future commitment.

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

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

GENERAL

         The CombiMatrix group, a division of Acacia Research Corporation, is comprised of CombiMatrix Corporation and its subsidiaries, CombiMatrix K.K. and Advanced Material Sciences, and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation's life sciences businesses. The CombiMatrix group's core technology opportunity in the life sciences sector has been developed primarily through CombiMatrix Corporation, which was formed in October 1995. The CombiMatrix group is a life sciences technology business that is developing a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. The CombiMatrix group's technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology.

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

         During 2003, the CombiMatrix group received significant payments from its strategic partners and licensees. By continuing the CombiMatrix group's efforts with these partners and by identifying new strategic relationships, the CombiMatrix group intends to maximize the opportunities in the life sciences sector that will be created by commercializing its array system.
Since inception, the CombiMatrix group has incurred significant net losses. During the years ended December 31, 2003, 2002 and 2001, the CombiMatrix group incurred net losses of approximately $19.0 million, $46.2 million and $28.0 million, respectively. At December 31, 2003 and 2002, the CombiMatrix group's accumulated deficit was approximately $112.9 million and $94.0 million, respectively. The losses have resulted principally from costs incurred in research and development and from marketing, general and administrative costs associated with the CombiMatrix group's operations. Operating expenses including non-cash stock-based compensation expense increased to $19.8 million for the year ended December 31, 2003 from $71.3 million for 2002 and $49.5 million for 2001. Operating expenses for 2002 include one-time charges of $17.2 million and $18.5 million relating to acquired in-process research and development and litigation settlement charges, respectively. There were no similar significant charges in 2003 or 2001. The CombiMatrix group expects to continue to incur net losses and negative cash flow from operations for the foreseeable future due to significant increases in research and development and marketing, general and administrative expenses that will be necessary to further develop CombiMatrix group's technologies towards commercialization.

COMBIMATRIX GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
RESULTS OF OPERATIONS

REVENUES (IN THOUSANDS)
                                          2003            2002            2001
                                        --------        --------        --------
Product revenue .................           407             306              --
Grant and contract revenue ......            49             533             456
Cost of sales ...................           (99)           (263)             --

         PRODUCT REVENUE AND COST OF SALES. In 2003, product revenues and cost of sales were recognized by CombiMatrix K.K. from sales of genomics array synthesizers and related array products and services to Japanese research institutions in the first and third quarters of 2003. In 2002, product revenue and cost of sales relate to the sale of an array synthesizer, an array reader and arrays to a Japanese government institution by CombiMatrix K.K. in the second and third quarters of 2002.

         GRANT AND CONTRACT REVENUE. Contract revenues in 2003 and 2002 relate to ongoing contract maintenance and service revenues earned by CombiMatrix K.K., which were $49,000 and $20,000, respectively. During 2002, grant revenues included amounts earned from CombiMatrix Corporation's performance under its Phase I SBIR Department of Defense contract, Phase I NIH grant and one-time contract research and development revenues. The SBIR Department of Defense and NIH grants were completed during the third quarter of 2002. Grant revenue for 2001 related to CombiMatrix Corporation's continued performance under its Phase II SBIR contract.

RESEARCH AND DEVELOPMENT EXPENSES (IN THOUSANDS)
                                                  2003        2002        2001
                                                --------    --------    --------
Research and development expenses ..........    $ 8,098     $18,187     $11,656
Charge for acquired in-process
  research and development .................         --      17,237          --

         RESEARCH AND DEVELOPMENT EXPENSES. In 2003, 2002 and 2001, the CombiMatrix group's research and development activities continue to be driven primarily by ongoing performance obligations under the product commercialization phase of its license and research and development agreements with Roche. These activities include costs associated with direct labor, supplies and materials, development of prototype arrays and instruments and the use of outside consultants for certain engineering efforts. Due to the achievement of several significant milestones during the third and fourth quarters of 2002, these research and development activities decreased during 2003, as compared to the same periods in 2002. The CombiMatrix group expects that its research and development activities will be volatile and such expenses could increase in future periods as additional milestones are achieved for both existing and future contract research and development agreements.

         Since the inception of CombiMatrix Corporation's strategic alliance with Roche in July 2001, the majority of the CombiMatrix group's research and development efforts have been driven by obligations under its agreements with Roche. These projects include development of production array instrumentation and hardware, improved array synthesis techniques, development of higher density arrays and the development of a robust manufacturing process for its array platform.

         CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Operating expenses in 2002 include a non-cash charge for acquired in-process research and development of $17.2 million, related to Acacia Research Corporation's purchase of the stockholder interests in CombiMatrix Corporation that it did not already own. See "Critical Accounting Policies - Accounting for Business Combinations" for a discussion of the allocation of the purchase price and the accounting for acquired in-process research and development.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES AND LEGAL SETTLEMENT CHARGES
(IN THOUSANDS)
                                                      2003      2002      2001
                                                    --------  --------  --------
Marketing, general and administrative expenses...   $ 8,714   $10,334   $16,690
Legal settlement charges ........................       144    18,471        --

          MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The decrease in 2003, as compared to 2002, was due primarily to a decrease in the CombiMatrix group's corporate legal expenses, a decrease in legal and accounting expenses related to Acacia Research Corporation's recapitalization and merger transactions completed in December 2002 and a decrease in overhead due to reduced general and administrative personnel. The decrease was partially offset by an increase in the CombiMatrix group's rent and utilities expenses as a result of the increase in occupancy of its corporate headquarters in Mukilteo, Washington.

         The decrease in 2002, as compared to 2001, was due primarily to reductions in the CombiMatrix group's sales and marketing staff and related expenses, decreased recruitment and relocation expenses and reduced legal fees incurred during 2002, as compared to 2001, primarily as a result of settling the litigation with Nanogen. This overall decrease in general and administrative expenses was partially offset by an increase in CombiMatrix Corporation's rent and utilities expenses as a result of the increase in occupancy of its headquarters in Mukilteo, Washington.

         Included in marketing, general and administrative expenses are allocated corporate charges of $637,000 in 2003, $1.2 million in 2002 and $1.4 million in 2001. See "Critical Accounting Policies" for a description of the management allocation policies implemented.

         LEGAL SETTLEMENT CHARGES. In connection with the September 2002 settlement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen (see Note 14 to the Acacia Research Corporation consolidated financial statements included elsewhere herein) CombiMatrix Corporation expensed a $1.0 million payment to Nanogen ($500,000 paid in 2002 and $500,000 paid in 2003) and recorded a non-cash charge in the amount of $17.5 million related to the fair value of CombiMatrix Corporation common shares issued to Nanogen pursuant to the settlement agreement.

NON-CASH STOCK COMPENSATION EXPENSE (IN THOUSANDS)
                                                    2003       2002       2001
                                                  --------   --------   --------
Non-cash stock compensation expense
   - research and development .................   $   466    $ 1,868    $ 7,183
Non-cash stock compensation expense
   - marketing, general and administrative ....     1,189      4,540     12,780

         The decrease in non-cash stock compensation charges related to research and development and marketing, general and administrative expenses is primarily due to forfeitures of certain unvested options related to employee turnover at CombiMatrix Corporation and the accelerated method of amortization utilized by the CombiMatrix group pursuant to FIN No. 28, which results in higher amounts of amortization in the early vesting periods of the awards. The CombiMatrix group's remaining amount of deferred stock compensation expense of $766,000 as of December 31, 2003 is expected to be fully amortized by the end of 2004.

AMORTIZATION OF PATENTS AND GOODWILL (IN THOUSANDS)
                                                   2003       2002       2001
                                                  -------    -------    -------
Amortization of patents and goodwill ........     $1,095     $  399     $1,203

          The increase in 2003, as compared to 2002, is due to the December 2002 step acquisition of CombiMatrix Corporation by Acacia Research Corporation, which resulted in the recognition of an additional intangible asset related to CombiMatrix Corporation's core technology valued at $5.3 million, which is being amortized over an economic useful life of approximately 7 years. Amortization expense relating to patents and goodwill in 2001 includes $862,000 of goodwill amortization expense. Effective January 1, 2002, pursuant to SFAS No. 142, goodwill is required to be tested for impairment at least annually and written off when determined to be impaired, rather than being amortized as previous standards required.

OTHER INCOME (IN THOUSANDS)
                                                 2003        2002        2001
                                               --------    --------    --------
Interest income .............................  $   214     $   589     $ 2,120

         The decrease is due primarily to lower average cash and cash equivalents balances and short-term investments during 2003 and 2002, as compared to 2001, as well as lower market interest rates earned on the CombiMatrix group's cash and investments.

MINORITY INTERESTS (IN THOUSANDS)
                                                 2003        2002        2001
                                               --------    --------    --------
Minority interests ..........................  $    30     $23,702     $18,817

          The decrease in 2003, as compared to 2002, was primarily due to Acacia Research Corporation's acquisition of the remaining ownership interests in CombiMatrix Corporation in December 2002 and CombiMatrix K.K. in July 2003 and approximately 99% of the remaining ownership interests in Advanced Material Sciences in July 2003. Acacia Research Corporation's interests in Advanced Material Sciences and CombiMatrix K.K. have been attributed to the CombiMatrix group.

INFLATION

         Inflation has not had a significant impact on the CombiMatrix group in the current or prior periods.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2003, cash and cash equivalents and short-term investments totaled $17.3 million, compared to $14.9 million at December 31, 2002. The CombiMatrix group had a working capital deficit at December 31, 2003 of $2.0 million, compared to a working capital surplus of $4.3 million at December 31, 2002. At December 31, 2003 and 2002 working capital included $18.0 million and $9.2 million in deferred revenues, respectively, primarily related to the CombiMatrix group's agreements with Roche and Toppan, which are not subject to any refund or repayment obligations and do not represent payment obligations of the CombiMatrix group. See "Critical Accounting Policies - "Revenue Recognition" in this section, for a description of deferred revenue and related accounting policies.

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

         Net cash used in operations was $3.9 million in 2003, compared to $16.1 million in 2002. The decrease was primarily due to a reduction in research and development and marketing, general and administrative expenses in 2003 (before the impact of changes in working capital) as compared to 2002. The change was also due to an increase in working capital related to cash payments received by the CombiMatrix group totaling $12.8 million, consisting primarily of $9.8 million related to the completion of certain milestones and delivery of prototype products and services pursuant to its agreements with Roche and an up-front payment of $1.0 million and a milestone payment of $1.4 million pursuant to its agreement with Toppan. The Roche and Toppan cash payments received have been recorded as deferred revenues at December 31, 2003. In 2002, the increase in deferred revenues related to cash payments received, primarily from Roche, totaling $11.5 million. In September 2003, the CombiMatrix group paid Nanogen $500,000 representing the second and final installment of the $1.0 million cash payment due to Nanogen in accordance with the September 30, 2002 settlement agreement entered into between CombiMatrix Corporation, Dr. Don Montgomery and Nanogen.

         Net cash flows used in investing activities was $2.0 million in 2003, compared to net cash provided by investing activities of $7.6 million in 2002. The change was primarily due to an increase in short-term investments purchased during 2003 in connection with the CombiMatrix group's ongoing short term cash management activities, partially offset by a decrease in the amount of fixed assets purchased by the CombiMatrix group and the absence of acquisition costs in 2003, as compared to 2002.

         Net cash inflows (outflows) attributed to the CombiMatrix group from financing activities was $6.4 million in 2003, compared to ($818,000) in 2002. The change is primarily due to Acacia Research Corporation's completion of a private equity financing in May 2003, raising net proceeds of $4.9 million and AR-CombiMatrix stock option and warrant exercise proceeds totaling $953,000, all of which were attributed to the CombiMatrix group and corporate costs allocated to the CombiMatrix group totaling $620,000. Net cash outflows attributed to the CombiMatrix group from financing activities in 2002 was comprised primarily of payments on CombiMatrix Corporation's capital lease obligation totaling $2.8 million (the capital lease obligation was paid in full in November 2002), which were partially offset by acquisition and other corporate costs allocated to the CombiMatrix group totaling $1.8 million and proceeds from stock option exercises of $106,000.

         At December 31, 2001, the CombiMatrix group's cash and cash equivalents and short-term investments totaled $33.3 million and working capital totaled $24.8 million. In 2001, net cash used in continuing operations was $17.2 million and included $6.4 million in milestone payments received under the CombiMatrix group's agreements with Roche and NASA. Net cash used in investing activities was $18.8 million primarily related to net purchases of short-term investments.

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

   o the costs of commercialization activities, including acquisition of additional inventories and capital equipment; and

   o     other factors that may not be within the CombiMatrix group's control.

         The CombiMatrix group believes that its cash and cash equivalent and short-term investment balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements through at least the next twelve months. However, changes may occur that would cause the CombiMatrix group's available capital resources to be consumed significantly sooner than it currently expects.

         The CombiMatrix group may be unable to raise sufficient additional capital on favorable terms or at all. If it fails to do so, it may have to curtail or cease operations or enter into agreements requiring it to relinquish rights to certain technologies, products or markets because it will not have the capital necessary to exploit them.

OFF-BALANCE SHEET ARRANGEMENTS

         The CombiMatrix group has not entered into off-balance sheet financing arrangements, other than operating leases. The CombiMatrix group has no significant commitments for capital expenditures in 2004. The CombiMatrix group has no committed lines of credit or other committed funding or long-term debt. The following table lists the CombiMatrix group's material known future cash commitments:

                                                            PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                          -----------------------------------------------------------------------
                                                                                                        2008 AND
CONTRACTUAL OBLIGATIONS                       2004           2005           2006           2007        THEREAFTER
                                          -----------    -----------    -----------    -----------    -----------
   Operating Leases (2)                   $    1,864     $    1,918     $    1,836     $    1,937     $    1,615
   Minimum Royalty Payments(1)                   138            100            100            100          1,100
                                          -----------    -----------    -----------    -----------    -----------
   Total Contractual Cash Obligations     $    2,002     $    2,018     $    1,936     $    2,037     $    2,715
                                          ===========    ===========    ===========    ===========    ===========

---------------------
(1) Refer to Note 14 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.
(2) Excludes any allocated rent expense.

         As of December 31, 2003, CombiMatrix Corporation had a one-year commitment with a third-party vendor to purchase $1.1 million of semiconductor wafers contingent upon successfully developing a next-generation array. This agreement was terminated effective January 31, 2004 thereby relieving CombiMatrix Corporation of this future commitment.

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

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

         At December 31, 2003, the CombiMatrix group had certain assets and liabilities denominated in Japanese Yen as a result of forming CombiMatrix K.K. However, due to the relative insignificance of those amounts, the CombiMatrix group does not believe that it has significant exposure to foreign currency exchange rate risks. The CombiMatrix group currently does not use derivative financial instruments to mitigate this exposure. The CombiMatrix group continues to review this and may begin hedging certain foreign exchange risks through the use of currency forwards or options in future periods.

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

GENERAL

         The Acacia Technologies group, a division of Acacia Research Corporation, is comprised primarily of Acacia Research Corporation's wholly owned intellectual property licensing subsidiaries, Acacia Media Technologies and Soundview Technologies, and also includes all other related corporate assets and liabilities and related transactions of Acacia Research Corporation that are attributed to its intellectual property licensing business.

         The Acacia Technologies group is responsible for the development, acquisition, licensing and protection of intellectual property and proprietary technologies and is pursuing licensing and strategic business alliances with leading companies in the rapidly growing intellectual property licensing industry.

         The Acacia Technologies group owns and out-licenses a portfolio of pioneering U.S. and foreign patents covering digital audio and video transmission and receiving systems, commonly known as audio-on-demand, video-on-demand, and audio/video streaming. The Acacia Technologies group's patented proprietary DMT technology, enables the digitization, encryption, storage, transmission, receipt and playback of digital content via several means including the Internet, cable, satellite and wireless systems. The Acacia Technologies group believes that its DMT technology is utilized by a variety of companies in activities including digital ad insertion, cable programming, satellite programming, hotel in-room entertainment services, distance learning, and other Internet programming involving digital audio/video content. The Acacia Technologies group's DMT technology is protected by five U.S. and 31 foreign patents. The Acacia Technologies group also owns and has out-licensed to consumer electronics manufacturers, patented technology known as the V-chip. The V-chip technology was protected by U.S. Patent No. 4,554,584, which expired in July 2003. The V-chip was adopted by manufacturers of televisions sold in the Untied States to provide blocking of certain programming based upon its content rating code, in compliance with the Telecommunications Act of 1996.

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

         The Acacia Technologies group's patent on the V-chip technology expired in July 2003. However, depending on the outcome of ongoing licensing efforts and related infringement actions, the Acacia Technologies group may continue to collect license fees on televisions sold in the United States during the patent term, subsequent to the July 2003 patent expiration date. See Item 3 "Legal Proceedings," for a description of current legal actions related to the V-chip patent. The Acacia Technologies group is marketing its DMT technology and is looking to acquire other technologies. Acacia Technologies group's digital media transmission patent portfolio expires in 2011 in the United States and in 2012 in foreign markets. If we do not succeed in acquiring such technologies or are unable to successfully commercially license our existing and future technologies, our financial condition may be adversely impacted.

ACACIA TECHNOLOGIES GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
RESULTS OF OPERATIONS

REVENUES (IN THOUSANDS)
                                          2003            2002            2001
                                        --------        --------        --------
License fee income ..............       $   692         $    43         $24,180

         License fee income recognized in 2003 relates solely to DMT technology license fee revenues, which the Acacia Technologies group began to recognize in the first quarter of 2003. Under the terms of our DMT license agreements, the Acacia Technologies group grants an annual non-exclusive license for the use of its patented DMT technology. In most instances, our license agreements provide for recurring royalty payments for each year that the license agreements are in effect through the expiration of the patents. Refer to "Critical Accounting Policies - Revenue Recognition" for a description of our license fee revenue recognition policies. In 2002 and 2001, license fee income recognized represents one-time V-chip license fee payments received from television manufacturers with whom we executed separate settlement and/or license agreements. The Acacia Technologies group has executed V-chip license agreements with 13 television manufacturers representing approximately 75% of the televisions sold in the United States.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE (IN THOUSANDS)
                                                      2003      2002      2001
                                                    --------  --------  --------
Marketing, general and administrative expenses...   $ 4,317   $ 6,883   $ 4,853
Legal expenses - patents ........................     1,886     1,415    11,121

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE. The decrease in 2003, as compared to 2002, was due primarily to a decrease in legal and accounting related expenses related to Acacia Research Corporation's recapitalization and merger transactions completed in December 2002 and a decrease in overhead due to reduced general and administrative personnel. The decrease was partially offset by an increase in internal expenses related to the Acacia Technologies group's ongoing DMT patent commercialization and enforcement efforts, including increased engineering costs related to new patent claims and business development costs related to the identification of additional potential licensees of the Acacia Technologies group's DMT technology.

         The increase in 2002, as compared to 2001, was primarily due to increased legal and accounting related expenses related to Acacia Research Corporation's recapitalization and merger transactions discussed above, and increased costs related to Acacia Technologies group's ongoing DMT patent marketing and commercialization efforts, including increased personnel costs relating to the hiring of key executives and increased patent related research and engineering costs.

         LEGAL EXPENSES - PATENTS. During 2003 and 2002, expenses related to ongoing DMT patent commercialization and enforcement efforts, including legal and engineering costs related to new patent claims, enforcement and the identification of additional potential licensees of the Acacia Technologies group's DMT technology. The Acacia Technologies group expects patent related legal expenses to continue to be significant as we continue to develop, strengthen and license our existing patent portfolios and acquire and seek to develop and commercialize additional patent portfolios. DMT related legal fees to outside attorneys are charged based on actual time and out-of-pocket expenses incurred by external counsel and are not incurred on a contingent fee basis.

         The decrease in 2002, as compared to 2001, was primarily due to a decrease in legal expenses related to Soundview Technologies' V-chip patent licensing program and related infringement settlements. V-chip related legal expenses totaled approximately $11.0 million in 2001 and were not material in 2002. Legal fees related to the V-chip license fee agreements executed are generally incurred on a contingency basis, based on license fee payments received. The decrease in V-chip related legal fees was partially offset by $1.0 million in legal fees incurred in connection with the inception of the Acacia Technologies group's DMT patent commercialization efforts, including patent claims construction, patent prosecution and related research costs.

AMORTIZATION OF PATENTS AND GOODWILL (IN THOUSANDS)
                                                   2003       2002       2001
                                                  -------    -------    -------
Amortization of patents and goodwill ........     $  502     $1,591     $1,492

         The decrease in 2003, as compared to 2002, was due to a reduction in patent amortization expense due to V-chip technology related patent costs and other intangibles that were fully amortized during 2002. The decrease in amortization expense in 2002, as compared to 2001, was due to the adoption of SFAS No. 142, effective January 1, 2002, which requires goodwill to be tested for impairment at least annually and written-off when determined to be impaired, rather than being amortized as previous standards required. Amortization expense in 2001 includes $216,000 of goodwill amortization expense. The reduction in 2002 goodwill amortization expense was offset by an increase in 2002 patent amortization related to the increase in our ownership interest in Acacia Media Technologies Corporation from 33% to 100% in November 2001, which resulted in an increase in patent related intangibles that are being amortized over the economic useful life of approximately 10 years.

OTHER INCOME (EXPENSES), NET (IN THOUSANDS)
                                                 2003        2002        2001
                                               --------    --------    --------
Impairment of cost method investment ........  $  (207)    $(2,748)    $    --
Interest income .............................      521         620       1,642
Realized gains (losses) on
   short-term investments ...................       94      (1,184)        350
Unrealized (losses) gains on
   short-term investments ...................       --        (249)        237

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

         INTEREST INCOME. The decrease in 2003 and 2002 was primarily due to a decrease in average cash balances related to net operating cash outflows and the continuing impact of declining interest rates and other external economic factors negatively impacting rates of return on short-term investments occurring during 2002 and continuing in 2003.

         REALIZED AND UNREALIZED (LOSSES) GAINS ON SHORT-TERM INVESTMENTS. The decrease is due to no investments classified as trading securities held during 2003 and the sale of the balance of the Acacia Technologies group's trading securities during 2002.

INCOME TAXES (IN THOUSANDS)
                                                     2003      2002      2001
                                                    ------    ------    ------
Benefit (provision) for income taxes ..........     $ 137     $ 710     $(935)

         The 2003 benefit relates primarily to the scheduled reversal of deferred tax liabilities related to the amortization of identifiable intangible assets related to Acacia Research Corporation's acquisition of 100% of Acacia Media Technologies in 2001. The 2002 income tax benefit relates principally to differences between the 2001 provision and Acacia Research Corporation's final 2001 return filed in September 2002, and is the result of additional deductions against Soundview Technologies' 2001 taxable income and the reversal of deferred tax liabilities discussed above. In 2001, the Acacia Technologies group had taxable income relating principally to V-chip license fee income generated by Soundview Technologies.

MINORITY INTERESTS (IN THOUSANDS)
                                            2003           2002           2001
                                          --------       --------       --------
Minority interests ................       $    17        $   104        $(1,277)

         The decrease in minority interests is due to Acacia Research Corporation's acquisition of the remaining ownership interests in Soundview and Acacia Media Technologies in 2001. Minority interests in the net income of consolidated subsidiaries in 2001 was comprised primarily of $1.3 million of minority interests in the net income of Soundview Technologies recorded prior to the increase in Acacia Research Corporation's ownership interest in Soundview Technologies to 100% in June 2001.

INFLATION

         Inflation has not had a significant impact on the Acacia Technologies group in the current or previous periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Acacia Technologies group's cash and cash equivalents and short-term investments totaled $33.2 million at December 31, 2003, compared to $39.8 million at December 31, 2002. Working capital at December 31, 2003 was $32.7 million, compared to $36.5 million at December 31, 2002.

         To date, the Acacia Technologies group has relied primarily upon selling of Acacia Research Corporation equity securities and payments from our V-chip licensees, primarily in 2001, to generate the funds needed to finance the operations of the Acacia Technologies group. The V-chip patent expired in July 2003. The Acacia Technologies group will not be able to collect royalties for televisions containing V-chip technology sold after the expiration of that patent, but it may still collect revenues from the sale of such televisions in the United States before the expiration date. In 2003, the Acacia Technologies group began to commercially license its DMT technology recognizing $692,000 in DMT license fee revenues, and intends to acquire and develop additional intellectual property. However, there can be no assurance that the Acacia Technologies group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the Acacia Technologies group and on Acacia Research Corporation's ability to achieve its intended business objectives. The Acacia Technologies group's success also depends on its ability to protect its intellectual property.

          The timing of the receipt of revenues by the Acacia Technologies group's business operations are subject to certain risks and uncertainties, including:

   o     market acceptance of products and services;
   o technological advances that may make our products and services obsolete or less competitive;
   o increases in operating costs, including costs for legal services, engineering and research and personnel;
   o     the availability and cost of capital;
   o     general economic conditions; and
   o governmental regulation that may restrict the Acacia Technologies group's business.

         The Acacia Technologies group believes that its cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements through at least the next twelve months.

         Net cash used in continuing operating activities in 2003 was $5.3 million, compared to $7.6 million (excluding net sales of trading securities of $4.1 million) in 2002. Net cash used in continuing operating activities in 2003 includes $692,000 in DMT revenues recognized during the period and $101,000 in deferred DMT license fee revenues.

         Net cash flows used in continuing investing activities was $5.1 million in 2003, compared to $592,000 in 2002. The change was primarily due to an increase in short-term investments purchased during 2003 in connection with the Acacia Technologies group's ongoing short term cash management activities.

         Net cash outflows attributed to the Acacia Technologies group from financing activities was $417,000 in 2003, compared to $2.0 million in 2002. Net cash outflows attributed to the Acacia Technologies group in 2003 relate primarily to stock option exercise proceeds of $190,000 offset by allocated corporate charges of $620,000. Net cash outflows attributed to the Acacia Technologies group in 2002 primarily related to $1.8 million in corporate and acquisition costs allocated to the CombiMatrix group.

         At December 31, 2001, the Acacia Technologies group's cash and cash equivalents and short-term investments totaled $51.2 million and working capital totaled $47.6 million. During 2001, net cash inflows included cash provided by continuing operations of $6.8 million resulting primarily from gross V-chip related license fee revenues of $25.6 million, and $20.9 million in proceeds from the sale of Acacia Research Corporation securities allocated to the Acacia Technologies group, which were partially offset by net cash outflows from investing activities related to the acquisition of the outstanding ownership interests in Acacia Media Technologies and the acquisition of the outstanding interests in Soundview Technologies.

OFF-BALANCE SHEET ARRANGEMENTS

         The Acacia Technologies group has not entered into off-balance sheet financing arrangements, other than operating leases. The Acacia Technologies group has no significant commitments for capital expenditures in 2004. The Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. The following table lists the Acacia Technologies group's material known future cash commitments:

                                                         PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                       -----------------------------------------------------------------------
                                                                                                    2008 AND
CONTRACTUAL OBLIGATIONS                    2004           2005           2006           2007       THEREAFTER
                                       -----------    -----------    -----------    -----------    -----------
   Operating Leases (1)                $      295     $      303     $      312     $       39     $       --
                                       -----------    -----------    -----------    -----------    -----------
   Total Contractual Cash Obligations  $      295     $      303     $      312     $       39     $       --
                                       ===========    ===========    ===========    ===========    ===========

------------------------
(1) Excludes any allocated rent expense.

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT patents. No royalty obligation has been incurred as of December 31, 2003. Any royalties paid pursuant to the agreements will be expensed in the statement of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         We have sustained substantial losses since our inception resulting in an accumulated deficit, as of December 31, 2003, of $183.4 million on a consolidated basis. We may never become profitable or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

OUR STOCK PRICES MAY BE VOLATILE, WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INVESTORS IN OUR SECURITIES.

         The stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading prices of our two classes of common stock.

         The market prices of our securities may also fluctuate significantly in response to the following factors, some of which are beyond our control:

   o     variations in our quarterly operating results;

   o changes in management's or securities analysts' estimates of our financial performance;

   o     changes in market valuations of similar companies;

   o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new products or product enhancements;

   o     failure to complete significant transactions; and

   o     additions or departures of key personnel.

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

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

         As of December 31, 2003, we had cash and short-term investments of $50.5 million on our consolidated financial statements.

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

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE CANNOT ASSURE THAT OUR OPERATIONS WILL BE PROFITABLE.

         We commenced operations in 1993 and, accordingly, have a limited operating history. In addition, certain of our subsidiary companies are in the early stages of development and/or operations and have limited operating histories. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies with such limited operating histories. Since we have a limited operating history, we cannot assure you that our operations will be profitable or that we will generate sufficient revenues to meet our expenditures and support our activities.

         During the fiscal years ended December 31, 2003 and 2002, we had operating losses of approximately $25.4 million and $80.3 million, respectively, and net losses of approximately $24.4 million and $59.0 million, respectively. If we continue to incur operating losses, we may not have enough money to expand our business and our subsidiary companies' businesses in the future.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF OUR KEY EXECUTIVES, AND THE LOSS OF ANY OF THESE KEY EXECUTIVES COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

         Our success depends in part upon the continued service of our executive officers, particularly Paul R. Ryan, our Chairman and Chief Executive Officer, Robert L. Harris, II, our President, and Dr. Amit Kumar, President and Chief Executive Officer of CombiMatrix Corporation. Neither Messrs. Ryan or Harris nor Dr. Kumar has an employment or non-competition agreement with us. The loss of any of these key individuals would be detrimental to our ongoing operations and prospects.

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

         Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources. Further, as our subsidiary companies' businesses grow, we will be required to manage multiple relationships. Any further growth by us or our subsidiary companies or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to successfully implement our business plan. In addition, our future success depends on our ability to expand our organization to match the growth of our subsidiaries.

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

                     RISKS RELATING TO THE COMBIMATRIX GROUP

         The risk factors beginning on this page discuss risks relating to the CombiMatrix group. Because each holder of AR- CombiMatrix stock is also a holder of the common stock of one company, Acacia Research Corporation, the risks associated with the Acacia Technologies group could affect our AR-CombiMatrix stock. As such, we urge you to read carefully the section "Risks Relating to the Acacia Technologies Group" below.

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

         The CombiMatrix group's success depends on its ability to protect and exploit its intellectual property. The CombiMatrix group currently has four patents issued in the United States, one patent issued in Europe and 46 patent applications pending in the United States, Europe and elsewhere. The patent application process before the United States Patent and Trademark Office and other similar agencies in other countries is initially confidential in nature. Patents that are filed outside the United States, however, are published approximately eighteen months after filing. The CombiMatrix group cannot determine in a timely manner whether patent applications covering technology that competes with its technology have been filed in the United States or other foreign countries or which, if any, will ultimately issue or be granted as enforceable patents. Some of the CombiMatrix group's patent applications may claim compositions, methods or uses that may also be claimed in patent applications filed by others. In some or all of these applications, a determination of priority of inventorship may need to be decided in a proceeding before the United States Patent and Trademark Office or a foreign regulatory body or a court. If the CombiMatrix group is unsuccessful in these proceedings, it could be blocked from further developing, commercializing or selling products. Regardless of the ultimate outcome, this process is time-consuming and expensive.

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

ANY LITIGATION TO PROTECT THE COMBIMATRIX GROUP'S INTELLECTUAL PROPERTY, OR ANY THIRD-PARTY CLAIMS OF INFRINGEMENT, COULD DIVERT SUBSTANTIAL TIME AND MONEY FROM THE COMBIMATRIX GROUP'S BUSINESS AND COULD SHUT DOWN SOME OF ITS OPERATIONS.

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

                 RISKS RELATING TO THE ACACIA TECHNOLOGIES GROUP

         The risk factors beginning on this page discuss risks relating to the Acacia Technologies group. Because each holder of AR-Acacia Technologies stock is a holder of the common stock of one company, Acacia Research Corporation, the risks associated with the CombiMatrix group could affect the AR-Acacia Technologies stock. As such, we also urge you to read carefully the section "Risks Relating to the CombiMatrix Group" above.

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

         The Acacia Technologies group, and Acacia Research Corporation as a whole, has generated substantially all of its revenues from licensing the V-chip technology to television manufacturers. The Acacia Technologies group's patent on the V-chip technology expired in July 2003. The Acacia Technologies group will not be able to collect royalties for televisions containing V-chip technology sold after the expiration of that patent, but it may still collect revenues from the sale of such televisions in the United States before that date. The Acacia Technologies group is beginning to market its digital media transmission technology and is developing other technologies and products. The eventual licensing and sale of these technologies is intended to replace the revenue currently being generated by licensing its V-chip technology. If the Acacia Technologies group does not succeed in developing such technologies or is unable to commercially license its existing and future technologies, its financial condition will be adversely impacted.

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

                     RISKS RELATING TO OUR CAPITAL STRUCTURE

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

   o We will not hold separate stockholder meetings for holders of AR-CombiMatrix stock and AR-Acacia Technologies stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to the caption "Quantitative and Qualitative Disclosures About Market Risk" for Acacia Research Corporation, the CombiMatrix group and the Acacia Technologies group under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2003, all of our investments were in money market funds, high-grade corporate bonds, certificates of deposit and U.S. government debt securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of December 31, 2003. See
Note 3 to the Consolidated Financial Statements.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         (a) As of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of
1934) was evaluated by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer. We have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

         (b) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended December 31, 2003) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except as provided below, the information required by this Item is incorporated by reference from the information under the captions entitled "Election of Directors-Nominees," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC no later than April 29, 2004.

CODE OF CONDUCT.

         Acacia Research Corporation has adopted a Code of Conduct that applies to all of its employees, including its chief executive officer, chief financial and accounting officer, president and any persons performing similar functions. Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Officer Compensation and Other Information" in our definitive proxy statement to be filed with the SEC no later than April 29, 2004.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the information under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC no later than April 29, 2004.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the information under the caption entitled "Certain Transactions" in our definitive proxy statement to be filed with the SEC no later than April 29, 2004.


ITEM 14. PRINICPAL ACCOUNTING FEES AND SERVICES

         The information required by this Item is incorporated by reference from the information under the caption entitled "Audit Committee Report" in our definitive proxy statement to be filed with the SEC no later than April 29, 2004.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report.

(1)  Financial Statements

     Acacia Research Corporation Consolidated Financial Statements                  PAGE
                                                                                    ----
     Report of Independent Auditors..................................................F-1
     Consolidated Balance Sheets as of December 31, 2003 and 2002....................F-2
     Consolidated Statements of Operations and Comprehensive Loss
       for the Years Ended December 31, 2003, 2002 and 2001..........................F-3
     Consolidated Statements of Stockholders' Equity for the Years
       Ended December 31, 2003, 2002 and 2001........................................F-5
     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2003, 2002 and 2001..............................................F-6
     Notes to Consolidated Financial Statements......................................F-7


     *CombiMatrix Group Financial Statements                                         PAGE
     (A Division of Acacia Research Corporation)                                     ----

     Report of Independent Auditors..................................................F-41
     Balance Sheets as of December 31, 2003 and 2002.................................F-42
     Statements of Operations
       for the Years Ended December 31, 2003, 2002 and 2001..........................F-43
     Statements of Allocated Net Worth for the Years
       Ended December 31, 2003, 2002 and 2001........................................F-44
     Statements of Cash Flows for the Years Ended
       December 31, 2003, 2002 and 2001..............................................F-45
     Notes to Financial Statements...................................................F-46


     *Acacia Technologies Group Financial Statements                                 PAGE
     (A Division of Acacia Research Corporation)                                     ----

     Report of Independent Auditors..................................................F-61
     Balance Sheets as of December 31, 2003 and 2002.................................F-62
     Statements of Operations
       for the Years Ended December 31, 2003, 2002 and 2001..........................F-63
     Statements of Allocated Net Worth for the Years
       Ended December 31, 2003, 2002 and 2001........................................F-64
     Statements of Cash Flows for the Years Ended
       December 31, 2003, 2002 and 2001..............................................F-65
     Notes to Financial Statements...................................................F-66

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

   10.13 First Amendment dated June 26, 2000, to Lease Agreement between Acacia Research Corporation and Pasadena Towers, L.L.C. (14)

   10.14 Sublease dated November 30, 2001, between Acacia Research Corporation and Jenkens & Gilchrist (14)

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

   21.1     List of Subsidiaries

   23.1 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of Acacia Research Corporation)

   23.2 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of CombiMatrix Corporation)

   23.3 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of the Acacia Technologies group and the CombiMatrix group)

   31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------------------------

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


(b)  Reports on Form 8-K

         Acacia Research Corporation furnished, but did not file, one Current Report on Form 8-K during the three months ended December 31, 2003. The report, dated October 22, 2003, contained Acacia Research Corporation's press release announcing its earnings for the third quarter of 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 3, 2004                               ACACIA RESEARCH CORPORATION


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

           SIGNATURE                                     TITLE                             DATE
           ---------                                     -----                             ----

/s/ Paul R. Ryan                              Chairman of the Board and               March 3, 2004
-----------------------------------           Chief Executive Officer
    Paul R. Ryan                              (Principal Chief Executive)


/s/ Robert L. Harris, II                      Director and President                  March 3, 2004
-----------------------------------
    Robert L. Harris, II


/s/ Clayton J. Haynes                         Chief Financial Officer                 March 3, 2004
-----------------------------------           (Principal Financial Officer)
    Clayton J. Haynes


/s/ Thomas B. Akin                            Director                                March 3, 2004
-----------------------------------
    Thomas B. Akin


/s/ Fred A. de Boom                           Director                                March 3, 2004
-----------------------------------
    Fred A. de Boom


/s/ Edward W. Frykman                         Director                                March 3, 2004
-----------------------------------
    Edward W. Frykman


/s/ G. Louis Graziadio, III                   Director                                March 3, 2004
-----------------------------------
    G. Louis Graziadio, III


/s/ Amit Kumar, Ph.D.                         Director                                March 3, 2004
-----------------------------------
    Amit Kumar, Ph.D.


/s/ Rigdon Currie                             Director                                March 3, 2004
-----------------------------------
    Rigdon Currie

                                                 73

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and
Stockholders of Acacia Research Corporation


         In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 70 present fairly, in all material respects, the financial position of Acacia Research Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Acacia Research Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 27, 2004

                                                ACACIA RESEARCH CORPORATION
                                                CONSOLIDATED BALANCE SHEETS
                                              AS OF DECEMBER 31, 2003 AND 2002
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                                2003               2002
                                                                                            -------------     -------------
                                         ASSETS

Current assets:
    Cash and cash equivalents .........................................................     $     31,949      $     43,083
    Short-term investments ............................................................           18,551            11,605
    Accounts receivable, net of allowance for doubtful accounts of $145 (2003)
       and $0 (2002) ..................................................................              323               578
    Prepaid expenses, inventory, and other assets .....................................            1,180             1,221
                                                                                            -------------     -------------

         Total current assets .........................................................           52,003            56,487

Property and equipment, net of accumulated depreciation ...............................            2,823             4,075
Patents, net of accumulated amortization of $9,210  (2003) and $7,613 (2002) ..........           13,683            15,280
Goodwill ..............................................................................           21,200            20,693
Other assets ..........................................................................              331               536
                                                                                            -------------     -------------

                                                                                            $     90,040      $     97,071
                                                                                            =============     =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, accrued expenses and other ......................................     $      3,244      $      4,826
    Current portion of deferred revenues ..............................................           18,108            10,675
                                                                                            -------------     -------------

         Total current liabilities ....................................................           21,352            15,501

Deferred income taxes .................................................................            3,260             3,540
Deferred revenues, net of current portion .............................................            3,901                --
                                                                                            -------------     -------------

         Total liabilities ............................................................           28,513            19,041
                                                                                            -------------     -------------

Minority interests ....................................................................            1,127             2,171
                                                                                            -------------     -------------

Commitments and contingencies (Note 14)

Redeemable Stockholders' equity:
    Preferred stock
      Acacia Research Corporation, par value $0.001 per share;
        10,000,000 shares authorized; no shares issued or outstanding .................               --                --
    Common stock
      Acacia Research - Acacia Technologies stock, par value $0.001 per share;
        50,000,000 shares authorized; 19,739,984 and 19,640,808 shares issued and outstanding as of
        December 31, 2003 and December 31, 2002, respectively .........................               20                20
      Acacia Research - CombiMatrix stock, par value $0.001 per share; 50,000,000 shares authorized; 26,328,122 and 22,964,779 shares issued and outstanding
        as of December 31, 2003 and December 31, 2002, respectively ...................               26                23
    Additional paid-in capital ........................................................          244,517           238,826
    Deferred stock compensation .......................................................             (766)           (4,023)
    Accumulated comprehensive loss ....................................................                8                (2)
    Accumulated deficit ...............................................................         (183,405)         (158,985)
                                                                                            -------------     -------------

         Total stockholders' equity ...................................................           60,400            75,859
                                                                                            -------------     -------------

                                                                                            $     90,040      $     97,071
                                                                                            =============     =============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                            F-2

                                                 ACACIA RESEARCH CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                    FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                                                       2003           2002           2001
                                                                                    ----------     ----------     ----------
Revenues:
        License fee income ....................................................     $     692      $      43      $  24,180
        Product revenue .......................................................           407            306             --
        Grant and contract revenue ............................................            49            533            456
                                                                                    ----------     ----------     ----------

        Total revenues ........................................................         1,148            882         24,636
                                                                                    ----------     ----------     ----------

Operating expenses:
    Cost of sales .............................................................            99            263             --
    Research and development expenses .........................................         8,098         18,187         11,656
    Charge for acquired in-process research and development ...................            --         17,237             --
    Non-cash stock compensation expense - research and development ............           466          1,868          7,183
    Marketing, general and administrative expenses ............................        14,917         18,632         32,664
    Non-cash stock compensation expense - marketing,
      general and administrative ..............................................         1,189          4,559         13,636
    Amortization of patents and goodwill ......................................         1,597          1,990          2,695
    Legal settlement charges ..................................................           144         18,471             --
                                                                                    ----------     ----------     ----------

         Total operating expenses .............................................        26,510         81,207         67,834
                                                                                    ----------     ----------     ----------

         Operating loss .......................................................       (25,362)       (80,325)       (43,198)
                                                                                    ----------     ----------     ----------

Other income (expense) :
    Impairment of cost method investment ......................................          (207)        (2,748)            --
    Interest income ...........................................................           735          1,209          3,762
    Realized gains (losses) on short-term investments .........................            94         (1,184)           350
    Unrealized (losses) gains on short-term investments .......................            --           (249)           237
    Interest expense ..........................................................            --           (203)           (65)
    Equity in losses of affiliate .............................................            --             --           (195)
    Other income ..............................................................            --             64             77
                                                                                    ----------     ----------     ----------

         Total other income (expenses) ........................................           622         (3,111)         4,166
                                                                                    ----------     ----------     ----------

Loss from continuing operations before income taxes and minority interests ....       (24,740)       (83,436)       (39,032)

Benefit (provision) for income taxes ..........................................           273            857           (780)
                                                                                    ----------     ----------     ----------

Loss from continuing operations before minority interests .....................       (24,467)       (82,579)       (39,812)

Minority interests ............................................................            47         23,806         17,540
                                                                                    ----------     ----------     ----------

Loss from continuing operations ...............................................       (24,420)       (58,773)       (22,272)

Discontinued operations:
    Estimated loss on disposal of Soundbreak.com ..............................            --           (200)            --
                                                                                    ----------     ----------     ----------

Net loss ......................................................................       (24,420)       (58,973)       (22,272)

    Unrealized losses on short-term investments ...............................           (25)           (38)            (9)
    Unrealized gains (losses) on foreign currency translation .................            35             40            (72)
                                                                                    ----------     ----------     ----------

Comprehensive loss ............................................................     $ (24,410)     $ (58,971)     $ (22,353)
                                                                                    ==========     ==========     ==========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                            F-3

                                       ACACIA RESEARCH CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (CONTINUED)
                          FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)

                                                            2003              2002              2001
                                                       -------------     -------------     -------------
Loss per common share:
Attributable to the Acacia Technologies group:
  Loss from continuing operations ................     $     (5,451)     $    (12,554)     $         --
    Basic and diluted per share ..................            (0.28)            (0.64)               --
  Loss from discontinued operations ..............               --              (200)               --
    Basic and diluted per share ..................               --             (0.01)               --
  Net loss .......................................           (5,451)          (12,754)               --
    Basic and diluted per share ..................            (0.28)            (0.65)               --

Attributable to the CombiMatrix group:
  Net loss .......................................     $    (18,969)     $    (46,219)     $         --
    Basic and diluted per share ..................            (0.76)            (2.01)               --

Acacia Research Corporation:
  Net loss .......................................     $         --      $         --      $    (22,272)
    Basic and diluted per share ..................               --                --             (1.16)

Weighted average shares - basic and diluted:
  Acacia Research - Acacia Technologies stock ....       19,661,655        19,640,808                --
                                                       =============     =============     =============
  Acacia Research - CombiMatrix stock ............       24,827,819        22,950,746                --
                                                       =============     =============     =============
  Acacia Research Corporation ....................               --                --        19,259,256
                                                       =============     =============     =============

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                  F-4

                                                     ACACIA RESEARCH CORPORATION
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                              (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                       Acacia        AR-Acacia   AR-Combi-      Acacia      AR-Acacia    AR-Combi-
                                                      Research     Technologies    Matrix      Research    Technologies   Matrix
                                                     Corporation    Redeemable   Redeemable  Corporation    Redeemable   Redeemable
                                                    Common Shares     Common       Common    Common Stock    Common       Common
                                                    (Predecessor)     Shares       Shares    (Predecessor)    Stock        Stock
                                                    -------------  ------------ ------------ ------------  ------------ ------------
2001
Balance at December 31, 2000 ......................   16,090,587            --           --  $        16   $        --  $        --
Net loss ..........................................           --            --           --           --            --           --
Units issued in private placement, net ............    1,127,274            --           --            1            --           --
Stock options exercised ...........................      596,888            --           --            1            --           --
Increase in capital due to issuance of stock
  by subsidiaries .................................           --            --           --           --            --           --
Compensation expense relating to stock
  options and warrants ............................           --            --           --           --            --           --
Stock dividend (Note 1 and 8) .....................    1,777,710            --           --            2            --           --
Unrealized loss on short-term investments .........           --            --           --           --            --           --
Unrealized loss on foreign currency translation ...           --            --           --           --            --           --
                                                     ------------  ------------ ------------ ------------  ------------ ------------

Balance at December 31, 2001 ......................   19,592,459            --           --           20            --           --

2002
Net loss ..........................................           --            --           --           --            --           --
Stock options exercised ...........................       48,349            --           --           --            --           --
Decrease in capital due to issuance of stock
  by subsidiaries .................................           --            --           --           --            --           --
Compensation expense relating to stock options ....           --            --           --           --            --           --
Unrealized loss on short-term investments .........           --            --           --           --            --           --
Unrealized gain on foreign currency translation ...           --            --           --           --            --           --
Dividends paid by subsidiary ......................           --            --           --           --            --           --
Stock cancellation due to recapitalization ........  (19,640,808)           --           --          (20)           --           --
Stock issuance due to recapitalization ............           --    19,640,808   10,963,499           --            20           11
Stock issuance related to acquisition of
  additional CombiMatrix Corporation shares .......           --            --   11,987,052           --            --           12
Stock options exercised ...........................           --            --       14,228           --            --           --
Compensation expense relating to stock options ....           --            --           --           --            --           --
                                                     ------------  ------------ ------------ ------------  ------------ ------------

Balance at December 31, 2002 ......................           --    19,640,808   22,964,779           --            20           23

2003
Net loss ..........................................           --            --           --           --            --           --
Stock options exercised ...........................           --        99,176      253,036           --            --           --
Warrants exercised ................................           --            --      163,637           --            --           --
Employee stock grant ..............................           --            --       18,000           --            --           --
Units issued in private placement, net ............           --            --    2,416,502           --            --            2
Deferred stock compensation .......................           --            --           --           --            --           --
Compensation expense relating to stock options ....           --            --           --           --            --           --
Stock option cancellations ........................           --            --           --           --            --           --
Unrealized loss on short-term investments .........           --            --           --           --            --           --
Unrealized gain on foreign currency translation ...           --            --           --           --            --           --
Legal settlement (see Note 14) ....................           --            --       16,378           --            --           --
Stock issuance related to acquisitions (see Note 8)           --            --      495,790           --            --            1
                                                     ------------  ------------ ------------ ------------  ------------ ------------

Balance at December 31, 2003 ......................           --    19,739,984   26,328,122  $        --   $        20  $        26
                                                     ============  ============ ============ ============  ============ ============

                                                (CONTINUED ON NEXT PAGE)

                                                     ACACIA RESEARCH CORPORATION
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CONTINUED)
                                        FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                              (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                    Additional     Deferred
                                                      Paid-in        Stock      Accumulated   Comprehensive
                                                      Capital     Compensation    Deficit     Income (Loss)    Total
                                                    ------------  ------------  ------------  ------------  ------------
2001
Balance at December 31, 2000 ...................... $   116,103   $        --   $   (56,052)  $        77   $    60,144
Net loss ..........................................          --            --       (22,272)           --       (22,272)
Units issued in private placement, net ............      18,360            --            --            --        18,361
Stock options exercised ...........................       1,251            --            --            --         1,252
Increase in capital due to issuance of stock
  by subsidiaries .................................       1,283            --            --            --         1,283
Compensation expense relating to stock
  options and warrants ............................          47            --            --            --            47
Stock dividend (Note 1 and 8) .....................      21,684            --       (21,688)           --            (2)
Unrealized loss on short-term investments .........          --            --            --            (9)           (9)
Unrealized loss on foreign currency translation ...          --            --            --           (72)          (72)
                                                    ------------  ------------  ------------  ------------  ------------

Balance at December 31, 2001 ......................     158,728            --      (100,012)           (4)       58,732

2002
Net loss ..........................................          --            --       (58,973)           --       (58,973)
Stock options exercised ...........................         136            --            --            --           136
Decrease in capital due to issuance of stock
  by subsidiaries .................................        (550)           --            --            --          (550)
Compensation expense relating to stock options ....          19            --            --            --            19
Unrealized loss on short-term investments .........          --            --            --           (38)          (38)
Unrealized gain on foreign currency translation ...          --            --            --            40            40
Dividends paid by subsidiary ......................         (11)           --            --            --           (11)
Stock cancellation due to recapitalization ........          20            --            --            --            --
Stock issuance due to recapitalization ............         (31)           --            --            --            --
Stock issuance related to acquisition of
  additional CombiMatrix Corporation shares .......      80,370        (4,207)           --            --        76,175
Stock options exercised ...........................          29            --            --            --            29
Compensation expense relating to stock options ....         116           184            --            --           300
                                                    ------------  ------------  ------------  ------------  ------------

Balance at December 31, 2002 ......................     238,826        (4,023)     (158,985)           (2)       75,859

2003
Net loss ..........................................          --            --       (24,420)           --       (24,420)
Stock options exercised ...........................         692            --            --            --           692
Warrants exercised ................................         450            --            --            --           450
Employee stock grant ..............................          60            --            --            --            60
Units issued in private placement, net ............       4,860            --            --            --         4,862
Deferred stock compensation .......................          11           (11)           --            --            --
Compensation expense relating to stock options ....          24         1,825            --            --         1,849
Stock option cancellations ........................      (1,699)        1,443            --            --          (256)
Unrealized loss on short-term investments .........          --            --            --           (25)          (25)
Unrealized gain on foreign currency translation ...          --            --            --            35            35
Legal settlement (see Note 14) ....................          75            --            --            --            75
Stock issuance related to acquisitions (see Note 8)       1,218            --            --            --         1,219
                                                    ------------  ------------  ------------  ------------  ------------

Balance at December 31, 2003 ...................... $   244,517   $      (766)  $  (183,405)  $         8   $    60,400
                                                    ============  ============  ============  ============  ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                          F-5

                                                    ACACIA RESEARCH CORPORATION
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                                          (IN THOUSANDS)

                                                                                           2003           2002             2001
                                                                                      ------------    ------------    ------------
Cash flows from operating activities:
  Net loss from continuing operations ............................................    $   (24,420)    $   (58,773)    $   (22,272)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
         Depreciation and amortization ...........................................          3,025           3,533           3,869
         Equity in losses of affiliate ...........................................             --              --             195
         Minority interests ......................................................            (47)        (23,806)        (17,540)
         Non-cash stock compensation expense .....................................          1,655           6,427          20,819
         Charge for acquired in-process research and development .................             --          17,237              --
         Deferred tax benefit ....................................................           (280)           (289)           (182)
         Write-off of other assets ...............................................             --              --             918
         Net sales (purchases) of trading securities .............................             --           4,124          (4,135)
         Unrealized losses (gains) on short-term investments .....................             --             249            (237)
         Issuance of common stock by subsidiary - legal settlement charge ........             --          17,471              --
         Impairment of cost method investment ....................................            207           2,748              --
         Other ...................................................................             29              99             354
 Changes in assets and liabilities:
         Accounts receivable .....................................................            255            (435)           (143)
         Prepaid expenses, inventory and other assets ............................            124             257            (570)
         Accounts payable, accrued expenses and other ............................         (1,056)           (143)          1,085
         Deferred revenues .......................................................         11,334          11,640           7,460
                                                                                      ------------    ------------    ------------

         Net cash used in operating activities from continuing operations ........         (9,174)        (19,661)        (10,379)
         Net cash used in operating activities from discontinued operations ......           (551)           (905)         (2,182)
                                                                                      ------------    ------------    ------------
         Net cash used in operating activities ...................................         (9,725)        (20,566)        (12,561)
                                                                                      ------------    ------------    ------------

 Cash flows from investing activities:
         Purchase of additional equity in consolidated subsidiaries ..............             --            (200)         (3,304)
         Purchase of property and equipment, net .................................            (86)         (1,080)         (3,775)
         Sale of property and equipment ..........................................             --             361              --
         Proceeds from sale and leaseback arrangement ............................             --              --           3,000
         Purchase of available-for-sale investments ..............................        (37,773)        (11,338)        (56,686)
         Sale of available-for-sale investments ..................................         30,801          20,383          76,275
         Purchase of common stock from minority stockholders of subsidiaries .....             --            (217)         (2,550)
         Acquisition costs .......................................................             --            (834)             --
         Other ...................................................................             --            (100)             --
                                                                                      ------------    ------------    ------------

         Net cash (used in) provided by investing activities from continuing
            operations ...........................................................         (7,058)          6,975          12,960
         Net cash used in investing activities from discontinued operations ......           (356)             (3)           (145)
                                                                                      ------------    ------------    ------------
         Net cash (used in) provided by investing activities .....................         (7,414)          6,972          12,815
                                                                                      ------------    ------------    ------------

 Cash flows from financing activities:
         Proceeds from sale of common stock, net of issuance costs ...............          4,862              --          18,349
         Proceeds from the exercise of stock options and warrants ................          1,142             242           1,774
         Capital contributions from minority shareholders of subsidiaries,
            net of issuance costs ................................................             --             300           3,257
         Capital distributions to minority shareholders of subsidiaries,
            net of issuance costs ................................................             --            (618)             --
         Repayment of capital lease obligation ...................................             --          (2,779)           (221)
         Other ...................................................................             14             (11)             --
                                                                                      ------------    ------------    ------------

         Net cash provided by (used in) financing activities .....................          6,018          (2,866)         23,159
                                                                                      ------------    ------------    ------------

Effect of exchange rate on cash ..................................................            (13)             92            (125)
                                                                                      ------------    ------------    ------------

(Decrease) increase in cash and cash equivalents .................................        (11,134)        (16,368)         23,288

Cash and cash equivalents, beginning .............................................         43,083          59,451          36,163
                                                                                      ------------    ------------    ------------


Cash and cash equivalents, ending ................................................    $    31,949     $    43,083     $    59,451
                                                                                      ============    ============    ============

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                               F-6

                           ACACIA RESEARCH CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

         Acacia Research Corporation ("we," "us" and "our") is comprised of two operating groups.

         Our life sciences business, referred to as the "CombiMatrix group," is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's majority-owned subsidiary, Advanced Material Sciences, Inc. ("Advanced Material Sciences") and wholly owned subsidiary, CombiMatrix K.K. CombiMatrix Corporation is a life sciences technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip. This proprietary technology has applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Advanced Material Sciences, a development stage company, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix Corporation's active array system with pharmaceutical and biotechnology companies in the Asian market.

         Our intellectual property licensing business, referred to as the "Acacia Technologies group," acquires, develops and licenses intellectual property, and is comprised primarily of Acacia Research Corporation's wholly owned subsidiaries, Acacia Media Technologies Corporation ("Acacia Media Technologies") and Soundview Technologies, Inc. ("Soundview Technologies"). The Acacia Technologies group is responsible for the development, acquisition, licensing and protection of intellectual property and proprietary technologies and is pursuing additional licensing and strategic business alliances with leading companies in the rapidly growing intellectual property licensing industry.

         The Acacia Technologies group owns and out-licenses a portfolio of pioneering U.S. and foreign patents covering digital audio and video transmission and receiving systems, commonly known as audio-on-demand, video-on-demand, and audio/video streaming. The Acacia Technologies group's patented proprietary digital media transmission ("DMT") technology, enables the digitization, encryption, storage, transmission, receipt and playback of digital content via several means including the Internet, cable, satellite and wireless systems. We believe our DMT technology is utilized by a variety of companies in activities including digital ad insertion, cable programming, satellite programming, hotel in-room entertainment services, distance learning, and other Internet programming involving digital audio/video content. Our DMT technology is protected by five U.S. patents which expire in 2011 and 31 foreign patents which expire in 2012. The Acacia Technologies group also owns and has out-licensed to consumer electronics manufacturers, patented technology known as the V-chip. The V-chip technology was protected by U.S. Patent No. 4,554,584, which expired in July 2003. The V-chip was adopted by manufacturers of televisions sold in the United States to provide blocking of certain programming based upon its content rating code, in compliance with the Telecommunications Act of 1996.

         We were incorporated on January 25, 1993 under the laws of the State of California. In December 1999, we changed our state of incorporation from California to Delaware.

LIQUIDITY AND RISKS

          To date, we and our subsidiaries have relied primarily upon selling equity securities and payments from our strategic partners and licensees to generate the funds needed to finance the implementation of our plans of operation for our subsidiaries. Management believes that our cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet our cash requirements through at least the next twelve months. We may be required to obtain additional financing. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our businesses may suffer. Our business operations are also subject to certain risks and uncertainties, including:

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

         The CombiMatrix group is deploying unproven technologies and continues to develop its commercial products. The CombiMatrix group has historically been substantially dependent on its arrangements with strategic partners including Roche Diagnostics GmbH ("Roche"), and has relied upon payments by Roche and other partners for a majority of its future revenues. The CombiMatrix group expends a majority of its resources toward fulfilling its contractual obligations under the Roche agreements. Roche's primary service to the CombiMatrix group is to distribute and proliferate its technology platform. The CombiMatrix group will need to enter into additional strategic partnerships to develop and commercialize future products. However, there can be no assurance that the CombiMatrix group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the CombiMatrix group's and Acacia Research Corporation's ability to achieve its intended business objectives. The CombiMatrix group's success also depends on its ability to protect its intellectual property.

         Until 2003, the Acacia Technologies group generated substantially all of its revenues from licensing the Acacia Technologies group's patented V-chip technology to television manufacturers. The V-chip patent expired in July 2003. The Acacia Technologies group will not be able to collect royalties for televisions containing V-chip technology sold after the expiration of the patent, but it may still collect revenues from the sale of such televisions in the United States before the expiration date. The Acacia Technologies group is marketing and commercially licensing its DMT technology and is currently developing additional technologies. However, there can be no assurance that the Acacia Technologies group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the Acacia Technologies group and on Acacia Research Corporation's ability to achieve its intended business objectives. The Acacia Technologies group's success also depends on its ability to enforce and protect its intellectual property.

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

         All share and per share information in the consolidated financial statements and accompanying notes to the consolidated financial statements, unless otherwise noted, give effect to the recapitalization as of January 1, 2002. Share and per share information is excluded for the AR-CombiMatrix stock and the AR-Acacia Technologies stock for all periods prior to 2002 as the Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock were not part of Acacia Research Corporation's capital structure prior to 2002.

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

         REVENUE RECOGNITION. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenues from multiple-element arrangements are accounted for in accordance with Emerging Issues Task Force ("EITF") Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

         ACACIA TECHNOLOGIES GROUP

         Under the terms of our DMT license agreements, the Acacia Technologies group grants an annual non-exclusive license for the use of its patented DMT technology. In most instances, our license agreements provide for recurring royalty payments for each year that the license agreements are in effect through the expiration of the patents. Pursuant to the terms of our DMT license agreements, once executed, the Acacia Technologies group has no further obligations with respect to the grant of the annual license each year. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

         PER UNIT ROYALTIES. Revenue generated from license agreements that provide for the calculation of royalties on a per-unit basis are accrued and recognized as revenue in the period earned, provided that amounts are fixed or determinable and collectibility is reasonably assured.

         PERCENTAGE OF LICENSEE SALES ROYALTIES. Certain license agreements provide for the calculation of license fees based on a licensee's actual quarterly sales applied to a contractual royalty rate. Licensees that pay license fees on a quarterly basis generally report actual quarterly sales information and related quarterly license fees due to the Acacia Technologies group within 30 to 45 days after the end of the quarter in which such activity takes place. Consequently, the Acacia Technologies group recognizes revenue from these licensing agreements on a three-month lag basis, in the quarter following the quarter of sales, provided amounts are fixed or determinable and collectibility is reasonably assured. The lag method described above allows for the receipt of licensee royalty reports prior to the recognition of revenue.

         MINIMUM UPFRONT ANNUAL ROYALTIES. Certain license agreements provide for the calculation and payment of a minimum upfront annual license fee, based upon a licensee's expected annual sales during each annual license term. These license fee payments are deferred and amortized to revenue on a straight-line basis over the annual license term. To the extent actual annual royalties reported at the conclusion of each annual license term exceed the amount prepaid, the additional royalties are recognized in revenue in the quarter following the annual license term provided that amounts are fixed or determinable and collectibility is reasonably assured.

         License fee payments received by the Acacia Technologies group that do not meet the revenue recognition criteria described above are deferred until the revenue recognition criteria are met. The Acacia Technologies group assesses collection of accrued license fees based on a number of factors, including past transaction history and credit-worthiness. If it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash.

         As a result of our licensing and any related intellectual property enforcement activities that we choose to conduct, we may recognize royalty revenues that relate to prior period infringements by licensees. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts will be recognized in the period the adjustment is determined as a change in accounting estimate.

         COMBIMATRIX GROUP

         Revenues from government grants and contracts are recognized as the related services are performed, when the services have been accepted by the grantor and collectibility is reasonably assured. Amounts recognized are limited to amounts due from the grantor based upon the contract or grant terms.

         Revenue from the sale of products and services is recognized when delivery has occurred or services have been rendered.

         Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable by us in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the elements have been delivered or until we have established objective and verifiable evidence of the fair value of the undelivered elements.

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

         SHORT-TERM INVESTMENTS. Our short-term investments are held in a variety of interest bearing instruments including high-grade corporate bonds, commercial paper and other marketable securities. Investments in securities with original maturities of greater than three months and less than one year are classified as short-term investments. Investments are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). At December 31, 2003 and 2002, all of our investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders' equity until realized. During 2002 and 2001, certain of our investments were classified as trading securities. Realized and unrealized gains and losses in the value of trading securities are included in net loss in the consolidated statements of operations and comprehensive loss.

         The fair value of our investments is determined by quoted market prices. Realized and unrealized gains and losses are recorded based on the specific identification method. For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in net loss.

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

         One licensee accounted for approximately 28% of Acacia Research Corporation's license fee revenues recognized during the year ended December 31, 2003, and also represents approximately 31% of accounts receivable at

December 31, 2003. Acacia Research Corporation performs regular credit evaluations of its significant licensees and has not experienced any significant credit losses.

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

        Machine shop and laboratory equipment........ 5 years
        Furniture and fixtures....................... 3 to 7 years
        Computer hardware and software............... 3 to 5 years
        Leasehold improvements....................... Lesser of lease term or useful life of improvement

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

         PATENTS AND GOODWILL. Goodwill and identifiable intangibles, including patents, are recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible assets acquired. Patents, once issued or purchased, are amortized on the straight-line method over their remaining economic useful lives, ranging from three to twenty years. Goodwill is not amortized.

         IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL. We review long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

         Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. Acacia Research Corporation has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. Our three reporting units are: 1) Acacia Media Technologies Corporation and 2) Soundview Technologies, Inc., which are the primary components of the Acacia Technologies group, and 3) the CombiMatrix group. As of January 1, 2002, the date of adoption of the standard, we had unamortized goodwill in the amount of $4,627,000. We performed a transitional goodwill impairment assessment in 2002 and a year-end goodwill impairment assessment in 2002 and 2003 and determined that there was no impairment of goodwill. The fair values of our reporting units were estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate fair value due to their short-term maturity.

         FOREIGN CURRENCY TRANSLATION. The functional currency of our foreign entity is the local currency (Japanese Yen). Foreign currency translation is reported pursuant to SFAS No. 52, "Foreign Currency Translation" ("SFAS No.

52"). Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year.

         STOCK-BASED COMPENSATION. At December 31, 2003, Acacia Research Corporation has two stock-based employee compensation plans, which are described more fully in Note 12. Compensation cost of stock options issued to employees is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is generally deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). We have adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123" ("SFAS No. 148"), with respect to options issued to employees. Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by SFAS No. 123 and related interpretations.

         The following table illustrates the effect on net loss and loss per share if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

                                               AR-ACACIA          AR-          AR-ACACIA          AR-           ACACIA
                                              TECHNOLOGIES    COMBIMATRIX     TECHNOLOGIES    COMBIMATRIX      RESEARCH
                                                 STOCK           STOCK           STOCK           STOCK        CORPORATION
                                                  2003            2003            2002            2002            2001
                                              ------------    ------------    ------------    ------------    ------------
Loss from continuing operations as
reported .................................    $    (5,451)    $   (18,969)    $   (12,554)    $   (46,219)    $   (22,272)
Stock-based compensation, intrinsic
   value method, net of tax ..............             --           1,475              19           3,660          12,335
 Pro forma stock based compensation
   fair value method, net of tax .........         (3,273)         (9,029)         (5,034)         (7,198)         (4,907)
Loss from continuing operations, pro
forma ....................................         (8,724)        (26,523)        (17,569)        (49,757)        (14,844)
Basic and diluted loss per share from
   continuing operations as reported .....          (0.28)          (0.76)          (0.64)          (2.01)          (1.16)
Basic and diluted loss per share from
   continuing operations, pro forma ......          (0.44)          (1.07)          (0.89)          (2.17)          (0.77)

------------------------
Note: The stock-based compensation information above gives effect to the recapitalization as of January 1, 2002. As a result, stock-based compensation information related to Acacia Research Corporation common stock in 2002 has been omitted from the table above. Further, stock-based compensation information related to the AR-Acacia Technologies stock and the AR-CombiMatrix stock has been omitted for all periods prior to 2002 as the Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock were not part of Acacia Research Corporation's capital structure prior to 2002.

         The fair value of Acacia Research Corporation stock options was determined using the Black-Scholes option-pricing model, assuming weighted average risk free annual interest of 4.52% in 2001, volatility of approximately 75%, with expected lives of approximately four years and no expected dividends.

         The fair value of AR-Acacia Technologies stock options was determined using the Black-Scholes option-pricing model, assuming weighted average risk free annual interest rate of 2.97% and 3.43% in 2003 and 2002, respectively, volatility of approximately 100%, with expected lives of approximately five years, and no expected dividends.

         The fair value of AR-CombiMatrix stock options was determined using the Black-Scholes option-pricing model, assuming weighted average risk free annual interest rate of 2.89% and 4.38% in 2003 and 2002, respectively, volatility of approximately 100%, with expected lives of approximately five years, and no expected dividends.

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

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The value assigned to acquired in-process research and development ("IPR&D") is determined by identifying acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility has not been established at the acquisition date, (b) there is no alternative future use and
(c) the fair value is estimable with reasonable reliability, upon consummation of a business combination.

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

         SEGMENT REPORTING. We use the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of Acacia Research Corporation's reportable segments. At December 31, 2002, our reporting segments were modified for all periods presented to reflect the attribution of assets and liabilities and the allocation of expenditures consistent with the management and allocation policies used in the preparation of the separate Acacia Technologies group and CombiMatrix group financial statements.

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

         LOSS PER SHARE. Basic loss per share for each class of common stock is computed by dividing the loss allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock. Diluted loss per share is computed by dividing the loss allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options and common stock purchase warrants.

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

         The following table presents a reconciliation of basic and diluted loss per share:

                                                                                          FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                                                             ENDED          ENDED          ENDED
                                                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                                             2003           2002           2001
                                                                                          -----------    -----------    -----------
ACACIA RESEARCH - ACACIA TECHNOLOGIES STOCK
-------------------------------------------

Basic weighted average number of common shares outstanding ...........................    19,661,655     19,640,808             --

Dilutive effect of outstanding stock options and warrants ............................            --             --             --
                                                                                          -----------    -----------    -----------

Diluted weighted average number of common and
   potential common shares outstanding ...............................................    19,661,655     19,640,808             --
                                                                                          ===========    ===========    ===========

Potential AR-Acacia Technologies stock common shares excluded from the per
   share calculation because the effect of their inclusion would be anti-dilutive ....       424,571         46,857             --
                                                                                          ===========    ===========    ===========


ACACIA RESEARCH - COMBIMATRIX STOCK
-----------------------------------

Basic weighted average number of common shares outstanding ...........................    24,827,819     22,950,746             --

Dilutive effect of outstanding stock options and warrants ............................            --             --             --
                                                                                          -----------    -----------    -----------

Diluted weighted average number of common and
   potential common shares outstanding ...............................................    24,827,819     22,950,746             --
                                                                                          ===========    ===========    ===========

Potential AR-CombiMatrix stock common shares excluded from the per share
   calculation because the effect of their inclusion would be anti-dilutive ..........       779,238        305,256             --
                                                                                          ===========    ===========    ===========


ACACIA RESEARCH CORPORATION COMMON STOCK
----------------------------------------

Basic weighted average number of common shares outstanding ...........................            --             --     19,259,256

Dilutive effect of outstanding stock options and warrants ............................            --             --             --
                                                                                          -----------    -----------    -----------

Diluted weighted average number of common and
   potential common shares outstanding ...............................................            --             --     19,259,256
                                                                                          ===========    ===========    ===========

Potential AR-CombiMatrix stock common shares excluded from the per share
   calculation because the effect of their inclusion would be anti-dilutive ..........            --             --        719,471
                                                                                          ===========    ===========    ===========

         SEPARATE GROUP PRESENTATION. AR-CombiMatrix stock and AR-Acacia Technologies stock are intended to reflect the separate performance of the respective division of Acacia Research Corporation. The CombiMatrix group and the Acacia Technologies group are not separate legal entities. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, holders of AR-CombiMatrix stock and AR-Acacia Technologies stock continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to one of the groups could be subject to the liabilities of the other group. The group financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and taken together, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of the groups reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the groups include the accounts or assets of Acacia Research Corporation specifically attributed to the groups and were prepared using amounts included in Acacia Research Corporation's consolidated financial statements.

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

         TREASURY AND CASH MANAGEMENT POLICIES. Cash and cash equivalents and short-term investments are attributed to the groups based on the respective cash and cash equivalents and short term investments balances of the entities comprising each group. Acacia Research Corporation's cash and the cash held by its intellectual property licensing businesses, including all cash raised through Acacia Research Corporation's previous offerings, have been attributed to the Acacia Technologies group as these funds are intended to support the intellectual property licensing businesses of Acacia Research Corporation. All cash raised by CombiMatrix Corporation and Advanced Material Sciences have been attributed to the CombiMatrix group. Acacia Research Corporation manages most treasury and cash management activities on a decentralized basis, with each group separately managing its own treasury activities. Pursuant to treasury and cash management policies adopted by the Acacia Research Corporation board of directors, the following applies:

   o Acacia Research Corporation will attribute each future issuance of AR-Acacia Technologies stock (and the proceeds thereof) to the Acacia Technologies group and will attribute each future issuance of AR-CombiMatrix stock (and the proceeds thereof) to the CombiMatrix group;

   o Acacia Research Corporation will attribute each future incurrence or issuance of external debt or preferred stock (and the proceeds thereof), if any, between the groups or entirely to one group as determined by the Acacia Research Corporation board of directors, based on the extent to which Acacia Research Corporation incurs or issues the debt or preferred stock for the benefit of the CombiMatrix group or the Acacia Technologies group;

   o Dividends, if any, on AR-Acacia Technologies stock will be charged against the Acacia Technologies group, and dividends, if any on AR-CombiMatrix stock will be charged against the CombiMatrix group;

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

         Direct salaries, payroll taxes and fringe benefits are allocated to the groups based on the percentage of actual time incurred by specific employees to total annual time available and direct costs including, postage, insurance, legal fees, accounting and tax and other are allocated to the groups based on specific identification of costs incurred on behalf of each group. Other direct costs, including direct depreciation expense, computer costs, general office supplies and rent are allocated to the groups based on the ratio of direct salaries to total salaries. Indirect costs, including indirect salaries and benefits, investor relations, rent, general office supplies and indirect depreciation are allocated to the groups based on the ratio of direct salaries for each group to total direct salaries. Included in marketing, general and administrative expenses of the Acacia Technologies group are allocated corporate charges of $2,864,000, $4,906,000 and $4,591,000 relating to the periods ending December 31, 2003, 2002 and 2001, respectively. Included in marketing, general and administrative expenses of the CombiMatrix group are allocated corporate charges of $637,000, $1,161,000 and $1,361,000 relating to the periods ending December 31, 2003, 2002 and 2001, respectively.

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

         RECLASSIFICATIONS. Certain immaterial reclassifications of prior year amounts have been made to conform to the 2003 presentation.

         RECENT ACCOUNTING PRONOUNCEMENTS.

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

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN No. 46") as superseded in December 2003 by FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities -- an interpretation of ARB 51 ("FIN No. 46R"). FIN No. 46R requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. FIN No. 46R is applicable for Acacia Research Corporation starting January 1, 2004. We do not expect the adoption of FIN No. 46R to have a material impact on Acacia Research Corporation's, the CombiMatrix group's or the Acacia Technologies group's financial condition or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on Acacia Research Corporation's, the CombiMatrix group's or the Acacia Technologies group's financial condition or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments, excluding mandatorily redeemable financial instruments of certain nonpublic entities, entered into or modified after May 31, 2003, and otherwise is effective for Acacia Research Corporation on July 1, 2003. The adoption of SFAS No. 150 did not have a material impact on Acacia Research Corporation's, the CombiMatrix group's or the Acacia Technologies group's financial condition or results of operations.

3.  SHORT-TERM INVESTMENTS

         Short-term investments consists of the following at December 31, 2003 and 2002 (in thousands):

         2003                                                     AMORTIZED       FAIR
                                                                    COST          VALUE
                                                                  ---------     ---------

         Available-for-sale securities:
              Corporate bonds and notes .....................     $ 10,986      $ 10,990
              U.S. government securities ....................        6,558         6,561
              Certificates of deposit .......................        1,000         1,000
                                                                  ---------     ---------
                                                                  $ 18,544      $ 18,551
                                                                  =========     =========

         2002                                                     AMORTIZED       FAIR
                                                                    COST          VALUE
                                                                  ---------     ---------
         Available-for-sale securities:
              Corporate bonds and notes .....................     $  5,718      $  5,808
              U.S. government securities ....................        5,698         5,797
                                                                  --------      --------
                                                                  $ 11,416      $ 11,605
                                                                  =========     =========

         Gross unrealized gains and losses related to available-for-sale securities were not material for 2003 and 2002.

         Contractual maturities for investments in debt securities classified as available-for-sale as of December 31, 2003 are as follows (in thousands):
                                                                                  FAIR
                                                                    COST          VALUE
                                                                  ---------     ---------

         Due within one year ................................     $ 18,222      $ 18,229
         Due after one year through two years ...............          322           322
                                                                  ---------     ---------
                                                                  $ 18,544      $ 18,551
                                                                  =========     =========

4.  PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2003 and 2002 (in thousands):

                                                                     2003          2002
                                                                  ---------     ---------

         Machine shop and laboratory equipment ..............     $  3,687      $  3,272
         Furniture and fixtures .............................          352           345
         Computer hardware and software .....................        1,406         1,444
         Leasehold improvements .............................        1,208         1,200
         Construction in progress ...........................           84           352
                                                                  ---------     ---------
                                                                     6,737         6,613
         Less: accumulated depreciation and amortization ....       (3,914)       (2,538)
                                                                  ---------     ---------
                                                                  $  2,823      $  4,075
                                                                  =========     =========

         Depreciation expense was $1,428,000, $1,573,000 and $1,174,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Amortization of assets held under capital lease included in depreciation expense was $590,000 for the year ended December 31, 2002.


5.  BALANCE SHEET COMPONENTS

         Accounts payable, accrued expenses and other consists of the following at December 31, 2003 and 2002 (in thousands):

                                                                     2003          2002
                                                                  ---------     ---------

          Accounts payable ..................................     $    776      $    559
          Payroll, vacation and other employee benefits .....          938         1,348
          Accrued liabilities of discontinued operations ....          388           915
          Accrued legal expenses ............................          495         1,307
          Deferred rent .....................................          284           131
          Other accrued liabilities .........................          363           566
                                                                  ---------     ---------
                                                                  $  3,244      $  4,826
                                                                  =========     =========

         Deferred revenues consist of the following at December 31, 2003 and 2002 (in thousands):

                                                                     2003          2002
                                                                  ---------     ---------

          Milestone and up-front payments ...................     $ 20,405      $  9,172
          License fee payments ..............................        1,604         1,503
                                                                  ---------     ---------
                                                                    22,009        10,675
          Less:  current portion ............................      (18,108)      (10,675)
                                                                  ---------     ---------
                                                                  $  3,901      $     --
                                                                  =========     =========

6.  INVESTMENTS

         In the second quarter of 2003, the Acacia Technologies group recorded an impairment charge of $207,000 for an other-than-temporary decline in the fair value of its cost method investment in Advanced Data Exchange ("ADX"). Impairment indicators included a continued decline in the working capital of the entity and reference to a recent equity transaction and related valuation indicating an other-than-temporary decline in fair value of the investment. In September 2002, we recorded an impairment charge of $2,748,000 for an other-than-temporary decline in the fair value of ADX. Impairment indicators included recurring losses, a decline in working capital and the completion of a recent equity transaction with a shareholder at an amount below our carrying value. The fair value of our investment in ADX was determined by reference to available financial and market information.

         On April 25, 2002, CombiMatrix Corporation purchased our interest in Advanced Material Sciences. CombiMatrix Corporation issued 180,982 shares of its common stock in exchange for our 58% interest in Advanced Material Sciences. As a result of the sale of our interest in Advanced Material Sciences, as of December 31, 2002 CombiMatrix Corporation owned 87% of Advanced Material Sciences and the remaining interests are owned by unaffiliated entities. The purchase was accounted for pursuant to APB Opinion No. 16, "Business Combinations," and related interpretations and EITF 90-5, "Exchanges of Ownership Interests between Entities under Common Control." Accordingly, the transaction was accounted for using Acacia Research Corporation's basis in the net assets of Advanced Material Sciences and as a result, Acacia Research Corporation's 2002 consolidated financial statements reflect the assets and liabilities of Advanced Material Sciences at historical cost.

7.  INTANGIBLES AND GOODWILL

        The Acacia Technologies group had $1,776,000 and $1,834,000 of goodwill at December 31, 2003 and December 31, 2002, respectively. The CombiMatrix group had $19,424,000 and $18,859,000 of goodwill at December 31, 2003 and December 31, 2002, respectively.

         We adopted SFAS No. 142 effective January 1, 2002 and ceased amortizing goodwill on that date. Our net loss and loss per share, adjusted to exclude goodwill amortization expense for 2001 was as follows (in thousands, except loss per share amounts):

                                              REPORTED          GOODWILL        ADJUSTED
                                           NET INCOME(LOSS)   AMORTIZATION   NET INCOME(LOSS)
                                              --------        ------------      --------
FOR THE YEAR ENDED DECEMBER 31, 2001
Acacia Research Corporation
   Actual .................................   $(22,272)         $  1,078        $(21,194)
   Loss per share (basic and diluted) .....      (1.16)             0.06           (1.10)
Acacia Technologies group
   Actual .................................      5,757               216           5,973
   Loss per share (basic and diluted) .....         --                --              --
CombiMatrix group
   Actual .................................    (28,029)              862         (27,167)
   Loss per share (basic and diluted) .....         --                --              --

        Acacia Research Corporation's only identifiable intangible assets at December 31, 2003 and 2002 are patents. The gross carrying amounts and accumulated amortization as of December 31, 2003 and 2002 and amortization expense for 2003, 2002 and 2001, related to patents, by segment, are as follows (in thousands):

                                        ACACIA TECHNOLOGIES GROUP             COMBIMATRIX GROUP
                                        -------------------------          -----------------------
                                            2003          2002                2003          2002
                                         ---------     ---------           ---------     ---------

Gross carrying amount - patents ....     $ 10,798      $ 10,798            $ 12,095      $ 12,095
Accumulated amortization ...........       (7,232)       (6,730)             (1,978)         (883)
                                         ---------     ---------           ---------     ---------

Patents, net .......................     $  3,566      $  4,068            $ 10,117      $ 11,212
                                         =========     =========           =========     =========

                                          ACACIA TECHNOLOGIES GROUP              COMBIMATRIX GROUP
                                        -----------------------------      -----------------------------
                                          2003       2002       2001         2003       2002       2001
                                        -------    -------    -------      -------    -------    -------

Patent Amortization Expense .......     $  502     $1,591     $1,277       $1,095     $  399     $  341
                                        =======    =======    =======      =======    =======    =======

         Annual aggregate amortization expense for each of the next five years through December 31, 2007 is estimated to be $1,595,000 per year ($500,000 for the Acacia Technologies group and $1,095,000 for the CombiMatrix group).

         Refer to Note 8, "Step Acquisitions," for additions to goodwill during 2003 and 2002.

         At December 31, 2003 and 2002, all of our acquired intangible assets other than goodwill were subject to amortization.

8.  STEP ACQUISITIONS

         On July 11, 2003, Acacia Research Corporation purchased the outstanding minority interests in its consolidated subsidiary CombiMatrix K.K. from Marubeni Corporation ("Marubeni"). Acacia Research Corporation issued 200,000 shares of its AR-CombiMatrix stock to Marubeni in exchange for Marubeni's 10% minority interests (120 shares) in CombiMatrix K.K. The transaction was accounted for as a step acquisition using the purchase method of accounting. The fair value of the AR- CombiMatrix stock issued in the transaction was based on the quoted market price of AR-CombiMatrix stock on the exchange date. The total purchase price of $450,000 was allocated to the fair value of assets acquired and liabilities assumed. The amount attributable to goodwill was $393,000.

         On July 2, 2003, Acacia Research Corporation increased its consolidated ownership interest in Advanced Material Sciences from 87% to 99% by acquiring 1,774,750 shares of Advanced Material Sciences common stock in exchange for 295,790 shares of AR-CombiMatrix stock. The transaction was accounted for as a step acquisition using the purchase method of accounting. The fair value of the Acacia Research shares issued in the transaction was based on the quoted market price of AR-CombiMatrix stock on the exchange date. The total purchase price of $769,000 was allocated to the fair value of assets acquired and liabilities assumed. The amount attributable to goodwill was $172,000.

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

         The transaction was accounted for as a step acquisition using the purchase method of accounting. The fair value of the AR-CombiMatrix stock issued in the transaction was based on the quoted market price of AR-CombiMatrix stock averaged over a five-day period (from December 16, 2002, the first day of trading for the AR-CombiMatrix stock, through December 20, 2002).

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed and the allocation of the purchase price at the date of acquisition (in thousands):

         Acquisition costs:
             Exchange of AR-CombiMatrix stock for CombiMatrix Corporation
                 common stock ...............................................     $46,007
             Acquisition expenses ...........................................         834
                                                                                  --------
             Total acquisition cost .........................................     $46,841
                                                                                  ========

         Purchase price allocation:
             Fair value of 52% of CombiMatrix
                 Corporation net tangible assets at December 13, 2002 .......     $ 8,313
             Intangible assets acquired:
                 Core technology/patent .....................................       5,283
                 Acquired in-process research and development ...............      17,237
                 Goodwill (non-deductible for tax purposes) .................      16,008
                                                                                  --------

             Total ..........................................................     $46,841
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

DEFERRED REVENUE PURCHASE ACCOUNTING ADJUSTMENT

         In connection with the December 2002 step acquisition of CombiMatrix Corporation described above, and the application of purchase accounting pursuant to SFAS No. 142, Acacia Research Corporation was required to adjust CombiMatrix Corporation's assets and liabilities, including deferred revenue, to fair value. As a result, deferred revenue, primarily consisting of milestone payments and other cash receipts from Roche and NASA, was reduced by $8,425,000 to reflect the fair value of the continuing obligation related to the 52% interest in CombiMatrix Corporation acquired by Acacia Research Corporation. A reconciliation of 2002 activity related CombiMatrix Corporation's deferred revenue balances including the impact of the fair value adjustment is as follows (in thousands):

         CombiMatrix Corporation deferred revenue balance at December 31, 2001 ....     $  5,960
         Cash payments and accruals recorded as deferred revenues during 2002 .....       11,637
         Less:  purchase accounting adjustment ....................................       (8,425)
                                                                                        ---------
         CombiMatrix Corporation deferred revenue balance at December 31, 2002 ....     $  9,172
                                                                                        =========

9.   STOCKHOLDERS' EQUITY

REDEEMABLE CAPITAL STOCK

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

         Each class of stock is designed to reflect the financial performance of the respective group, rather than the performance of Acacia Research Corporation as a whole. The chief mechanisms intended to cause the AR-CombiMatrix stock and the AR-Acacia Technologies stock to reflect the financial performance of the respective group are provisions in Acacia Research Corporation's restated certificate of incorporation governing dividends and distributions. Under these provisions, Acacia Research Corporation will:

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

         Acacia Research Corporation's board of directors, subject to state laws and limits in our restated certificate of incorporation, including those discussed above, will be able to declare dividends on AR-CombiMatrix stock and AR-Acacia Technologies stock in its discretion. To date, Acacia Research Corporation has never paid or declared cash dividends on shares of our stock, nor do we anticipate paying cash dividends on either of the two classes of stock in the foreseeable future.

         The allocation of corporate expenses is generally based on utilization and is in accordance with Acacia Research Corporation's restated certificate of incorporation, for the purpose of measuring earnings available to stockholders of AR-CombiMatrix stock and AR-Acacia Technologies stock and does not necessarily reflect the financial condition, cash flows and operating results of each division as if it were a stand-alone entity. The management and allocation policies applicable to the determination of the assets and liabilities and income or losses attributable to the respective group may be modified or rescinded, or additional policies may be adopted, at the sole discretion of

Acacia Research Corporation's board of directors at any time without approval of the stockholders. Acacia Research Corporation's management and board of directors have the ability to: transfer funds between the groups at the discretion of management and the board of directors; allocate financing costs between groups that may not reflect the separate borrowing costs of the groups; and charge a greater or lesser portion of the total corporate tax liability to the groups than that which would have been charged if the groups were stand-alone entities. Acacia Research Corporation's management and board of directors do not presently intend to modify or rescind the methodologies and assumptions underlying the allocations in the pro forma financial statements. See Note 2 for a description of applicable management allocation policies.

OTHER

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

         In September 2002, CombiMatrix Corporation issued 4,016,346 shares of its common stock to Nanogen, Inc. ("Nanogen") in settlement of all outstanding litigation between the parties (see Note 14). As a result of the transaction, our equity ownership in CombiMatrix Corporation decreased from 58% to 48%. A loss totaling $550,000, resulting from CombiMatrix Corporation's issuance of stock to a third party at a value per share below our carrying amount per share has been reflected as a direct reduction to additional paid-in capital in consolidated stockholders' equity.

         On October 22, 2001, our board of directors declared a ten percent (10%) stock dividend. The stock dividend totaling 1,777,710 shares of our common stock was distributed on December 5, 2001 to stockholders of record as of November 21, 2001. The fair value of the stock dividend paid, based on the market value of our common stock on the date of declaration, as adjusted for the dilutive effect of the stock dividend declared, is reflected as a reclassification of accumulated deficit in the amount of $21,688,000, to permanent capital, represented by our common stock and additional paid-in capital accounts. All references to the number of shares (other than common stock issued or outstanding on the 2001 consolidated statements of stockholders' equity), per share amounts and any other reference to shares in the consolidated financial statements and accompanying notes to the consolidated financial statements, unless otherwise noted, have been adjusted to reflect the stock dividend on a retroactive basis.

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

         In January 2001, we completed an institutional private equity financing raising gross proceeds of $19.0 million ($17.9 million, net of issuance costs) through the issuance of 1,107,274 units. Each unit consists of one share of our common stock and one three-year callable common stock purchase warrant. Each common stock purchase warrant entitles the holder to purchase a share of AR-Acacia Technologies stock and a fraction of a share of AR-CombiMatrix stock at a price of $13.23 and $10.50 per share, respectively. The separate warrants are callable by us once the closing bid price of our AR-Acacia Technologies stock averages $16.53 and our AR-CombiMatrix stock averages $13.13, or above for 20 or more consecutive trading days on the Nasdaq Stock Market. These warrants expired unexercised in January 2004. We issued an additional 20,000 units in lieu of cash payments for finders' fees in conjunction with the private placement. Proceeds from this equity financing were attributed to the Acacia Technologies group.


10.  INCOME TAXES

         (Benefit) provision for income taxes consists of the following (in thousands):

                                           2003            2002          2001
                                       -----------     ----------     ----------
         Current:
            U.S. Federal tax .......   $       (2)     $    (572)     $     776
            State taxes ............            9              4            186
                                       -----------     ----------     ----------
                                                7           (568)           962
                                       -----------     ----------     ----------
         Deferred:
            U.S. Federal tax .......         (280)          (289)          (182)
            State taxes ............           --             --             --
                                       -----------     ----------     ----------
                                             (280)          (289)          (182)
                                       -----------     ----------     ----------
                                        $    (273)     $    (857)     $     780
                                        ==========     ==========     ==========

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2003 and 2002 (in thousands):

                                                                                2003          2002
                                                                             ---------     ---------
Deferred tax assets:
  Basis of investments in affiliates ...................................     $ 26,159      $ 18,265
  Depreciation .........................................................          (55)          (95)
  Deferred revenue .....................................................        3,456         3,116
  Stock compensation ...................................................        8,749         8,656
  Accrued liabilities and other ........................................        2,022         1,358
  Write-off of investments .............................................        1,282         1,200
  Net operating loss and capital loss carryforwards and credits ........       49,018        39,237
                                                                             ---------     ---------
  Total deferred tax assets ............................................       90,631        71,737
  Less:  valuation allowance ...........................................      (90,631)      (71,737)
                                                                             ---------     ---------
  Deferred tax assets, net of valuation allowance ......................           --            --
                                                                             ---------     ---------
Deferred tax liabilities:
  Intangibles ..........................................................       (3,260)       (3,540)
                                                                             ---------     ---------
  Net deferred tax liability ...........................................     $ (3,260)     $ (3,540)
                                                                             =========     =========

          A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

                                                                  2003           2002           2001
                                                                -------        -------        -------
         Statutory federal tax rate ....................          (34%)          (34%)          (34%)
         State income taxes, net of federal benefit ....           --             --             (3%)
         Amortization of intangible assets .............           --              1%             2%
         Stock compensation ............................           --              1%             7%
         Non deductible permanent items ................           --              9%            --
         Intangibles ...................................            1%             3%            --
         Valuation allowance and other credits .........           32%            21%            30%
                                                                -------        -------        -------
                                                                   (1%)            1%             2%
                                                                =======        =======        ========

         At December 31, 2003, Acacia Research Corporation has deferred tax assets totaling approximately $90,631,000, which are fully offset by a valuation allowance due to management's determination that the criteria for recognition have not been met.

         In December 2002, Acacia Research Corporation increased its ownership interest in CombiMatrix Corporation from 48% to 100%. As a result of the increase in ownership, Acacia Research Corporation files a consolidated federal income tax returns that includes the Acacia Technologies group (excluding discontinued operations) and the CombiMatrix group.

         At December 31, 2003, consolidated U.S. Federal and state income tax net operating loss carry forwards ("NOLs"), excluding NOLs related to subsidiaries for which we do not file a consolidated tax return, were approximately $128,385,000 and $32,485,000, expiring between 2004 and 2023. In addition, we had consolidated tax credit carryforwards of approximately $2,532,000. The amount of the CombiMatrix Corporation NOLs and tax credits acquired, totaling approximately $66,360,000 (expiring between 2010 and 2023) and $1,989,000, respectively, that can be utilized annually to offset future taxable income or tax liability has been limited under the Internal Revenue Code due to the ownership change resulting from our December 2002 increase in ownership interest in CombiMatrix Corporation to 100%.

         As of December 31, 2003, the aggregate tax NOLs at other subsidiaries for which we do not file a consolidated tax return are approximately $19,598,000 and $10,782,000 for federal and state income tax purposes, respectively, expiring between 2004 and 2023. However, the use of these NOLs are limited to the separate earnings of the respective subsidiaries. In addition, ownership changes may also restrict the use of NOLs and tax credits.

         Had the Acacia Technologies group and the CombiMatrix group each filed separate tax returns, the provision (benefit) for income taxes and division net income (loss) would not have differed from the amounts reported in Acacia Research Corporation's statement of operations for the years ended December 31, 2003, 2002, and 2001.

         As of December 31, 2003, approximately $9,662,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia Research Corporation's NOLs. At such time as the valuation allowance is released, the benefit will be credited to additional paid-in capital.


11.  DISCONTINUED OPERATIONS

         In September 2002, we accrued an additional $480,000 ($200,000 net of minority interests) in estimated costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001). The additional accrual relates primarily to certain noncancellable lease obligations and the inability to sublease the related office space at rates commensurate with our existing obligations.

         Discontinued operations did not have an impact on the December 31, 2003 or 2001 consolidated statement of operations and comprehensive loss.

         The assets and liabilities of the discontinued operations at December 31, 2003 and 2002 consist primarily of $1,953,000 and $3,109,000 of cash and cash equivalents and $388,000 and $918,000 of accounts payable and accrued expenses, respectively.


12.  STOCK OPTIONS AND WARRANTS

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

         As a result of the merger transaction with CombiMatrix Corporation, in December 2002 (see Note 1), each outstanding option to purchase shares of CombiMatrix Corporation common stock under CombiMatrix Corporation's 1995 Stock Option Plan, 1998 Stock Option Plan and 2000 Stock Awards Plan, whether or not exercisable, was assumed by Acacia Research Corporation. Each assumed option continues to be governed by the same terms and conditions that governed it under the applicable CombiMatrix Corporation plan immediately before the effective time of the merger except that the option is exercisable for shares of AR-CombiMatrix stock rather than CombiMatrix Corporation common stock. The number of shares of AR-CombiMatrix stock issuable upon exercise of the assumed option, as well as the exercise price, is the same as the number of shares of CombiMatrix Corporation common stock issuable and exercise price prior to the merger. The exchange of AR-CombiMatrix stock options for CombiMatrix Corporation common stock options is considered a modification (or settlement) of a stock-based compensation arrangement resulting in a new measurement date for the respective awards. The new measurement date for the award modifications was December 13, 2002, the effective date of the merger, and resulted in additional stock-based compensation of $116,000, which was allocated to the CombiMatrix group.

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

         The AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan do not segregate the number of securities remaining available for future issuance among stock options and other awards. The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards.

         Our board of directors may amend or modify the incentive plans at any time, subject to any required stockholder approval. The incentive plans will terminate no later than the tenth anniversary of the approval of the incentive plans by our stockholders.

         Options are generally exercisable six months to one year after grant and expire five years after grant for directors or up to ten years after grant for key employees. The authorized number of shares of common stock subject to the AR-Acacia Technologies Group Plan is 5,609,000 shares. The authorized number of shares of common stock subject to the AR-CombiMatrix Group Plan is 8,825,000 shares. At December 31, 2003, shares available for grant are 470,000 and 2,208,000 under the AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan, respectively.

         The following is a summary of common stock option activities:

ACACIA RESEARCH CORPORATION COMMON STOCK (THROUGH DECEMBER 13, 2002):
                                                                                    EXERCISE           WEIGHTED
                                                                   SHARES            PRICES          AVERAGE PRICE
                                                               -------------- -------------------- -----------------

    Balance at December 31, 2000...........................        3,625,000    $ 2.77 - $50.28         $20.51
    Options Granted........................................        1,390,000    $ 5.65 - $16.08         $ 7.14
    Options Exercised......................................         (790,000)   $ 2.77 - $14.55         $ 3.48
    Options Cancelled......................................         (743,000)   $ 3.18 - $48.69         $30.48
                                                                 ------------
    Balance at December 31, 2001...........................        3,482,000    $ 3.47 - $50.28         $16.94
    Options Granted........................................          441,000    $ 6.68 - $11.67         $ 8.48
    Options Exercised......................................          (56,000)   $ 3.47 - $ 7.16         $ 3.63
    Options Cancelled......................................         (370,000)   $ 3.52 - $43.18         $16.94
                                                                 ------------
    Balance at December 13, 2002 (pre-recapitalization)....        3,497,000    $ 3.59 - $50.28         $16.09
    Exchange in recapitalization transaction...............       (3,497,000)   $ 3.59 - $50.28         $16.09
    Balance at December 13, 2002 (post-recapitalization)...                -          -                   -
                                                                 ============
    Exercisable at December 31, 2001.......................        1,315,000    $ 3.47 - $50.28         $18.47
    Exercisable at December 13, 2002
       (pre-recapitalization)............................          2,088,000    $ 3.59 - $50.28         $17.17

AR-ACACIA TECHNOLOGIES STOCK (FROM DECEMBER 13, 2002):
                                                                               EXERCISE           WEIGHTED
                                                              SHARES            PRICES          AVERAGE PRICE
                                                          -------------- --------------------- ---------------
Balance at December 13, 2002..........................        3,497,000     $ 2.49 -  $34.84       $11.14
Options Granted.......................................          822,000     $ 1.85 -  $ 1.85       $ 1.85
Options Exercised.....................................                -                  -            -
Options Cancelled.....................................          (24,000)    $ 9.45 -  $15.31       $12.65
                                                             -----------
Balance at December 31, 2002..........................        4,295,000     $ 1.85 -  $34.84       $ 9.36
Options Granted.......................................        1,059,000     $ 1.37 -  $ 5.17       $ 3.35
Options Exercised.....................................         (99,000)     $ 1.85 -  $ 2.70       $ 1.91
Options Cancelled.....................................         (116,000)    $ 1.85 -  $18.98       $ 8.07
                                                             -----------
Balance at December 31, 2003..........................        5,139,000     $ 1.37 -  $34.84       $ 8.29
                                                             ===========
Exercisable at December 31, 2003......................        3,367,000     $ 1.85 -  $34.84       $10.60

AR-COMBIMATRIX STOCK (FROM DECEMBER 13, 2002):
                                                                               EXERCISE          WEIGHTED
                                                              SHARES            PRICES         AVERAGE PRICE
                                                          -------------- -------------------- ---------------
Balance at December 13, 2002..........................        5,648,000     $ 1.50 - $27.67       $ 9.22
Options Granted.......................................                -          -                   -
Options Exercised.....................................          (14,000)    $ 1.98 - $ 2.00       $ 2.00
Options Cancelled.....................................          (14,000)    $ 7.50 - $12.16       $10.04
                                                             -----------
Balance at December 31, 2002..........................        5,620,000     $ 1.50 - $27.67       $ 9.24
Options Granted.......................................        2,014,000     $ 0.00 - $ 4.49       $ 2.05
Options Exercised.....................................         (271,000)    $ 0.00 - $ 2.14       $ 1.86
Options Cancelled.....................................         (746,000)    $ 1.95 - $24.00       $ 9.89
                                                             -----------
Balance at December 31, 2003..........................        6,617,000     $ 1.50 - $27.67       $ 7.28
                                                             ===========
Exercisable at December 31, 2003......................        4,930,000     $ 1.50 - $27.67       $ 7.74

         Options outstanding at December 31, 2003 are summarized as follows:

AR-ACACIA TECHNOLOGIES STOCK:
                                                  WEIGHTED         OUTSTANDING                      EXERCISABLE
                                NUMBER OF         AVERAGE            WEIGHTED                         WEIGHTED
            RANGE OF           OUTSTANDING       REMAINING           AVERAGE          NUMBER          AVERAGE
        EXERCISE PRICES          OPTIONS      CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
   -------------------------- -------------- ------------------ ----------------- --------------- ----------------
   $ 0.00 - $ 3.48..........      1,278,000        9.1             $ 1.87              231,000        $ 1.93
   $ 3.49 - $ 6.97..........      2,048,000        7.7             $ 4.61            1,449,000        $ 4.41
   $ 6.98 - $10.45..........        140,000        7.8             $ 7.68              107,000        $ 7.84
   $10.46 - $13.94..........        169,000        6.6             $11.81              160,000        $11.86
   $13.95 - $17.42..........        659,000        6.3             $15.18              659,000        $15.18
   $17.43 - $20.90..........        535,000        6.0             $19.11              451,000        $19.12
   $20.91 - $24.39..........        193,000        5.4             $20.90              193,000        $20.90
   $27.88 - $31.36..........        110,000        6.2             $29.09              110,000        $29.09
   $31.37 - $34.84..........          7,000        0.2             $34.84                7,000        $34.84
                                ------------                                        -----------
                                  5,139,000        7.5             $ 8.29            3,367,000        $10.60
                                ============                                        ===========


AR-COMBIMATRIX STOCK:
                                                  WEIGHTED         OUTSTANDING                      EXERCISABLE
                                NUMBER OF         AVERAGE            WEIGHTED                         WEIGHTED
            RANGE OF           OUTSTANDING       REMAINING           AVERAGE          NUMBER          AVERAGE
        EXERCISE PRICES          OPTIONS      CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
   -------------------------- -------------- ------------------ ----------------- --------------- ----------------

   $ 0.00 - $ 2.77..........      1,915,000        8.5             $ 1.96              951,000        $ 1.95
   $ 2.78 - $ 5.53..........      1,916,000        6.5             $ 4.25            1,757,000        $ 4.27
   $ 5.54 - $ 8.30..........         83,000        7.7             $ 6.12               64,000        $ 6.24
   $ 8.31 - $11.07..........        714,000        6.7             $ 9.05              649,000        $ 9.06
   $11.08 - $13.83..........      1,106,000        7.4             $12.02              803,000        $12.03
   $13.84 - $16.60..........        388,000        6.6             $15.14              287,000        $15.16
   $16.61 - $19.37..........        257,000        6.3             $17.42              227,000        $17.34
   $22.14 - $24.90..........        234,000        5.9             $23.76              188,000        $23.71
   $24.91 - $27.67..........          4,000        0.2             $27.67                4,000        $27.67
                                ------------                                        -----------
                                  6,617,000        7.2             $ 7.28            4,930,000        $ 7.74
                                ============                                        ===========

         At December 31, 2003, there were 1,045,000 warrants outstanding, issued in connection with the May 2003 equity financing discussed elsewhere herein, representing rights to purchase AR-CombiMatrix common stock at a per share exercise price of $2.75, which are exercisable through May 2008.

         At December 31, 2003, there were 1,240,000 warrants outstanding representing rights to purchase AR-Acacia Technologies common stock at a per share exercise price of $13.23 and 692,000 warrants outstanding representing rights to purchase AR-CombiMatrix common stock at a per share exercise price of $10.50. These warrants expired unexercised in January 2004.

         We have adopted the disclosure only requirements of SFAS No. 123 with respect to options issued to employees. The weighted average fair value of options granted during 2003, 2002 and 2001 are as follows:

OPTIONS GRANTED                                                            WEIGHTED AVERAGE FAIR VALUE OF OPTIONS
---------------                                                            --------------------------------------
                                                                              2003          2002          2001
                                                                              ----          ----          ----
Acacia Research Corporation stock options
     (January 1, 2002 - December 13, 2002)..........................        $    --      $    --         $  4.19
AR-Acacia Technologies stock options................................        $  2.44      $  5.43
AR-CombiMatrix stock options........................................        $  1.59      $  1.16

         There were 380,000 AR-Acacia Technologies stock options and 108,000 AR-CombiMatrix stock options granted during 2003 with exercise prices greater than the market value on the date of grant. There were 18,000 AR-CombiMatrix stock options granted during 2003 with exercise prices less than the market value on the date of grant. There were no options granted during 2002 or 2001 with exercise prices less than the market value on the date of grant.


13.  DEFERRED NON-CASH STOCK COMPENSATION CHARGES

         During the year ended December 31, 2000, CombiMatrix Corporation recorded deferred non-cash stock compensation charges aggregating approximately $53,773,000 in connection with the granting of stock options. Pursuant to Acacia Research Corporation's policy, the stock options were originally granted by CombiMatrix Corporation at exercise prices equal to the fair value of the underlying CombiMatrix Corporation stock on the date of grant as determined by its board of directors. However, such exercise prices were subsequently determined to have been granted at exercise prices below fair value due to a substantial step-up in the fair value of CombiMatrix Corporation pursuant to a valuation provided by an investment banker in contemplation of a potential CombiMatrix Corporation initial public offering in 2000. In connection with the proposed CombiMatrix Corporation initial public offering and pursuant to SEC rules and guidelines, we were required to reassess the value of stock options issued during the one-year period preceding the potential initial public offering and utilize the stepped-up fair value provided by the investment banker for purposes of determining whether such stock option issuances were compensatory, resulting in the calculation of the $53,773,000 in deferred non-cash stock compensation charges in 2000. Deferred non-cash stock compensation charges are being amortized over the respective option grant vesting periods, which range from one to four years. Non-cash stock compensation charged to income during 2003, 2002 and 2001 totaled $1,655,000, $6,408,000 and $19,963,000, respectively. Pursuant to the vesting terms of CombiMatrix Corporation's stock options outstanding at December 31, 2003, we will record non-cash stock compensation amortization expenses of approximately $766,000 in 2004.

         During 2003, 2002 and 2001, certain CombiMatrix Corporation unvested stock options were forfeited. Pursuant to the provisions of APB Opinion No. 25 and related interpretations, the reversal of previously recognized non-cash stock compensation expense on forfeited unvested stock options in the amount of $1,199,000, $1,204,000 and $4,698,000 has been reflected in the 2003, 2002 and
2001 consolidated statements of operations and comprehensive loss, respectively, as reductions in non-cash stock compensation expense. The forfeiture of unvested options during 2003, 2002 and 2001 results in a reduction of the remaining deferred non-cash stock compensation expense scheduled to be amortized in future periods.

         Amounts to be amortized in future periods reflected above may be impacted by certain subsequent stock option transactions including modification of terms, cancellations, forfeitures and other activity.

14.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         We lease certain office furniture and equipment and laboratory and office space under various operating lease agreements expiring over the next 7 years. Minimum annual rental commitments on operating leases of continuing operations having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

        YEAR
        ----

        2004.................................................         $  2,159
        2005.................................................            2,221
        2006.................................................            2,148
        2007.................................................            1,976
        2008.................................................            1,615
        Thereafter...........................................               --
                                                                      ---------
        Total minimum lease payments.........................         $ 10,119
                                                                      =========

         Rent expense in 2003, 2002 and 2001 approximated $2,473,000, $2,063,000 and $1,979,000, respectively.

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

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, Nanogen dismissed with prejudice its lawsuit against CombiMatrix Corporation and Dr. Montgomery. In return, CombiMatrix Corporation agreed to pay Nanogen $500,000 within 30 days of the settlement and an additional $500,000, which was paid in September 2003. CombiMatrix Corporation also agreed to make quarterly payments to Nanogen equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement will be $37,500 per quarter for the period from October 1, 2003 through October 1, 2004, and $25,000 per quarter thereafter until the patents expire in 2018. Also, pursuant to the settlement agreement, CombiMatrix Corporation issued to Nanogen 4,016,346 shares, or 17.5% of its outstanding shares post-issuance, subject to an anti-dilution provision related to the exercise of CombiMatrix Corporation options and warrants that were outstanding on the effective date of the agreement, for a period of up to three years.

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

         In September 2003, a motion for summary judgment filed by the remaining defendants was granted by the United States District Court for the District of Connecticut on Soundview Technologies' anti-trust claims due to the Court's previous ruling of non-infringement as described above.

         The decisions are currently being appealed to the U.S. Court of Appeals for the Federal Circuit. While we are currently appealing the two summary judgment rulings, litigation is inherently uncertain and we can give no assurance that we will be successful in any such appeals.

         The rulings have no impact on the revenues that we have recognized to date from licensees of our patented V-chip technology. Further, none of the revenues that we have recognized to date are contingent upon any court rulings or the future outcome of any litigation with unlicensed television manufacturers.

ACACIA MEDIA TECHNOLOGIES CORPORATION

          In February 2003, Acacia Media Technologies initiated DMT patent infringement litigation in the Federal District Court for the Central District of California against approximately 39 defendants who provide adult oriented digital content over the Internet. All of the defendants were previously notified of our belief that their conduct infringes on our patent rights. As of December 31, 2003, nine of the original 39 defendants remain in the initial litigation.

         In December 2003, Acacia Media Technologies added an additional eight defendants to its pending patent infringement litigation described above. The new complaints, filed with the Court, seek to create a defendant class for all adult entertainment companies that infringe Acacia Media Technologies' DMT patents by transmitting pre-recorded, digital audio and audio/video adult content via any electronic communication channel into or from the Central District of California, or that operate at least one interactive website where a user located in Central District of California can exchange information with a host computer. Defendant class action status, which must be approved by the court, would permit the court's rulings on certain key issues to legally bind all members of the class, whether or not they have been specifically named as defendants in the litigation.

         In November 2003, Acacia Media Technologies initiated a patent infringement lawsuit in the Federal District Court for the Central District of California against On Command Corporation, provider of interactive in-room entertainment, information and business services to the lodging industry, regarding Acacia Media Technologies' DMT technology.

         Acacia Research Corporation is subject to other claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.

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

GUARANTEES AND INDEMNIFICATIONS

         Acacia Research Corporation has made guarantees and indemnities under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases Acacia Research Corporation has indemnified its lessors for certain claims arising from the facility or the lease. Acacia Research Corporation indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia Research Corporation has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments Acacia Research Corporation could be obligated to make. To date, we have made no payments related to these guarantees and indemnities. Acacia Research Corporation estimates the fair value of its indemnification obligations as insignificant based on this history and insurance coverage and has therefore, not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

OTHER

         In January 2001, CombiMatrix Corporation entered into a one-year commitment with an unrelated party to purchase $1.1 million worth of semiconductor wafers contingent upon successfully developing a next-generation array. This agreement was terminated effective January 31, 2004 thereby relieving CombiMatrix Corporation of this future commitment.

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT patents. No royalty obligation has been incurred as of December 31, 2003. Any royalties paid pursuant to the agreements will be expensed in the consolidated statement of operations.


15.  CONSOLIDATING SEGMENT INFORMATION

         Acacia Research Corporation has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Our chief operating decision maker is considered to be Acacia Research Corporation's CEO. The CEO reviews and evaluates financial information presented on a group basis as described below. Management evaluates performance based on the profit or loss from continuing operations and financial position of its segments. Acacia Research Corporation has two reportable segments as described in Note 1.

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

Consolidating Balance Sheets (In thousands)

                                                                       AT DECEMBER 31, 2003
                                                      ----------------------------------------------------
                                                         ACACIA       COMBI-
                                                      TECHNOLOGIES    MATRIX       ELIMI-        CONSOLI-
                                                         GROUP        GROUP        NATIONS        DATED
                                                       ----------   ----------    ----------    ----------
                       ASSETS

Current assets:
   Cash and cash equivalents ......................    $  28,142    $   3,807     $      --     $  31,949
   Short-term investments .........................        5,059       13,492            --        18,551
   Accounts receivable ............................          124          199            --           323
   Prepaid expenses, inventory and other assets ...          903          277            --         1,180
   Receivable from CombiMatrix group ..............           99           --           (99)           --
                                                       ----------   ----------    ----------    ----------

         Total current assets .....................       34,327       17,775           (99)       52,003

Property and equipment, net of accumulated
   depreciation ...................................           71        2,752            --         2,823
Patents, net of accumulated amortization ..........        3,566       10,117            --        13,683
Goodwill, net of accumulated amortization .........        1,776       19,424            --        21,200
Other assets ......................................          238           93            --           331
                                                       ----------   ----------    ----------    ----------

                                                       $  39,978    $  50,161     $     (99)    $  90,040
                                                       ==========   ==========    ==========    ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, accrued expenses and other ...    $   1,572    $   1,672     $      --     $   3,244
   Current portion of deferred revenues ...........          104       18,004            --        18,108
   Current portion of capital lease obligation ....           --           --            --            --
   Payable to Acacia Technologies group ...........           --           99           (99)           --
                                                       ----------   ----------    ----------    ----------

         Total current liabilities ................        1,676       19,775           (99)       21,352

Deferred income taxes .............................        1,012        2,248            --         3,260
Deferred revenues, net of current portion .........        1,500        2,401            --         3,901
Capital lease obligation, net of current portion ..           --           --            --            --
                                                       ----------   ----------    ----------    ----------

         Total liabilities ........................        4,188       24,424           (99)       28,513
                                                       ----------   ----------    ----------    ----------

Minority interests ................................        1,127           --            --         1,127
                                                       ----------   ----------    ----------    ----------

Redeemable Stockholders' equity:
   AR - Acacia Technologies stock .................       34,663           --            --        34,663
   AR - CombiMatrix stock .........................           --       25,737            --        25,737
                                                       ----------   ----------    ----------    ----------

         Total stockholders' equity ...............       34,663       25,737            --        60,400
                                                       ----------   ----------    ----------    ----------

                                                       $  39,978    $  50,161     $     (99)    $  90,040
                                                       ==========   ==========    ==========    ==========

(CONTINUED ON NEXT PAGE)
                                                   F-35a

Consolidating Balance Sheets (In thousands) (CONTINUED)

                                                                     AT DECEMBER 31, 2002
                                                      --------------------------------------------------
                                                         ACACIA       COMBI-
                                                      TECHNOLOGIES    MATRIX       ELIMI-      CONSOLI-
                                                         GROUP        GROUP        NATIONS      DATED
                                                       ----------   ----------  ----------    ----------

                       ASSETS

Current assets:
   Cash and cash equivalents ......................    $  39,792    $   3,291   $      --     $  43,083
   Short-term investments .........................           --       11,605          --        11,605
   Accounts receivable ............................           --          578          --           578
   Prepaid expenses, inventory and other assets ...          775          446          --         1,221
   Receivable from CombiMatrix group ..............          114           --        (114)           --
                                                       ----------   ----------  ----------    ----------

         Total current assets .....................       40,681       15,920        (114)       56,487

Property and equipment, net of accumulated
   depreciation ...................................          180        3,895          --         4,075
Patents, net of accumulated amortization ..........        4,068       11,212          --        15,280
Goodwill, net of accumulated amortization .........        1,834       18,859          --        20,693
Other assets ......................................          449           87          --           536
                                                       ----------   ----------  ----------    ----------

                                                       $  47,212    $  49,973   $    (114)    $  97,071
                                                       ==========   ==========  ==========    ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, accrued expenses and other ...    $   2,524    $   2,302   $      --     $   4,826
   Current portion of deferred revenues ...........        1,503        9,172          --        10,675
   Current portion of capital lease obligation ....           --           --          --            --
   Payable to Acacia Technologies group ...........           --          114        (114)           --
                                                       ----------   ----------  ----------    ----------

         Total current liabilities ................        4,027       11,588        (114)       15,501

Deferred income taxes .............................        1,156        2,384          --         3,540
Deferred revenues, net of current portion .........           --           --          --            --
Capital lease obligation, net of current portion ..           --           --          --            --
                                                       ----------   ----------  ----------    ----------

         Total liabilities ........................        5,183       13,972        (114)       19,041
                                                       ----------   ----------  ----------    ----------

Minority interests ................................        1,487          684          --         2,171
                                                       ----------   ----------  ----------    ----------

Redeemable Stockholders' equity:
   AR - Acacia Technologies stock .................       40,542           --          --        40,542
   AR - CombiMatrix stock .........................           --       35,317          --        35,317
                                                       ----------   ----------  ----------    ----------

         Total stockholders' equity ...............       40,542       35,317          --        75,859
                                                       ----------   ----------  ----------    ----------

                                                       $  47,212    $  49,973   $    (114)    $  97,071
                                                       ==========   ==========  ==========    ==========

                                                  F-35b

Consolidating Balance Sheets (In thousands) (CONTINUED)


                                                                      AT DECEMBER 31, 2001
                                                       ---------------------------------------------------
                                                           ACACIA        COMBI-
                                                        TECHNOLOGIES     MATRIX       ELIMI-      CONSOLI-
                                                           GROUP         GROUP        NATIONS      DATED
                                                       ----------   ----------    ----------    ----------
                       ASSETS

Current assets:
   Cash and cash equivalents ......................    $  46,859    $  12,592     $      --     $  59,451
   Short-term investments .........................        4,372       20,738            --        25,110
   Accounts receivable ............................           --          143            --           143
   Prepaid expenses, inventory and other assets ...          800          670            --         1,470
   Receivable from CombiMatrix group ..............           30           --           (30)           --
                                                       ----------   ----------    ----------    ----------

         Total current assets .....................       52,061       34,143           (30)       86,174

Property and equipment, net of accumulated
   depreciation ...................................          358        4,548            --         4,906
Patents, net of accumulated amortization ..........        5,554        6,301            --        11,855
Goodwill, net of accumulated amortization .........        1,776        2,851            --         4,627
Other assets ......................................        3,177          120            --         3,297
                                                       ----------   ----------    ----------    ----------

                                                       $  62,926    $  47,963     $     (30)    $ 110,859
                                                       ==========   ==========    ==========    ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, accrued expenses and other ...    $   2,925    $   2,831     $      --     $   5,756
   Current portion of deferred revenues ...........        1,500        5,588            --         7,088
   Current portion of capital lease obligation ....           --          934            --           934
   Payable to Acacia Technologies group ...........           --           30           (30)           --
                                                       ----------   ----------    ----------    ----------

         Total current liabilities ................        4,425        9,383           (30)       13,778

Deferred income taxes .............................        1,298        2,531            --         3,829
Deferred revenues, net of current portion .........           --          372            --           372
Capital lease obligation, net of current portion ..           --        1,845            --         1,845
                                                       ----------   ----------    ----------    ----------

         Total liabilities ........................        5,723       14,131           (30)       19,824
                                                       ----------   ----------    ----------    ----------

Minority interests ................................        2,194       30,109            --        32,303
                                                       ----------   ----------    ----------    ----------

Redeemable Stockholders' equity:
   AR - Acacia Technologies stock .................       55,009           --            --        55,009
   AR - CombiMatrix stock .........................           --        3,723            --         3,723
                                                       ----------   ----------    ----------    ----------

         Total stockholders' equity ...............       55,009        3,723            --        58,732
                                                       ----------   ----------    ----------    ----------

                                                       $  62,926    $  47,963     $     (30)    $ 110,859
                                                       ==========   ==========    ==========    ==========

NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to
Soundbreak.com. Total assets related to discontinued operations totaled $2,150,000 and $3,282,000 at
December 31, 2003 and December 31, 2002, respectively. Total liabilities related to discontinued
operations totaled $395,000 and $918,000 at December 31, 2003 and December 31, 2002, respectively.

                                                   F-35c

CONSOLIDATING STATEMENT OF OPERATIONS (IN THOUSANDS)
                                                         2003                                              2002
                                       ---------------------------------------------   ---------------------------------------------
                                        ACACIA      COMBI-   ELIMINATIONS/              ACACIA      COMBI-   ELIMINATIONS/
                                      TECHNOLOGIES  MATRIX     RECLASS-     CONSOL-   TECHNOLOGIES  MATRIX     RECLASS-     CONSOL-
                                         GROUP      GROUP     IFICATIONS    IDATED       GROUP      GROUP     IFICATIONS    IDATED
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Revenues:
  License fee income ...............   $    692    $     --    $     --    $    692    $     43    $     --    $     --    $     43
  Product revenue ..................         --         407          --         407          --         306          --         306
  Grant and contract revenue .......         --          49          --          49          --         533          --         533
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

     Total revenues ................        692         456          --       1,148          43         839          --         882
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Operating expenses:
  Cost of sales ....................         --          99          --          99          --         263          --         263
  Research and development
     expenses ......................         --       8,098          --       8,098          --      18,187          --      18,187
  Charge for acquired in-process
     research and development ......         --          --          --          --          --      17,237          --      17,237
  Non-cash stock compensation
     expense - research and
     development ...................         --         466          --         466          --       1,868          --       1,868
  Marketing, general and
     administrative expenses .......      4,317       8,714       1,886      14,917       6,883      10,334       1,415      18,632
  Non-cash stock compensation
     expense - marketing, general
     and administrative ............         --       1,189          --       1,189          19       4,540          --       4,559
  Legal expenses - patents .........      1,886          --      (1,886)         --       1,415          --      (1,415)         --
  Amortization of patents and
     goodwill ......................        502       1,095          --       1,597       1,591         399          --       1,990
  Legal settlement charges .........         --         144          --         144          --      18,471          --      18,471
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

     Total operating expenses ......      6,705      19,805          --      26,510       9,908      71,299          --      81,207
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

     Operating (loss) income .......     (6,013)    (19,349)         --     (25,362)     (9,865)    (70,460)         --     (80,325)
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Other income (expense):
  Impairment of cost method
     investment ....................       (207)         --          --        (207)     (2,748)         --          --      (2,748)
  Interest income ..................        521         214          --         735         620         589          --       1,209
  Realized gains (losses) on
     short-term investments ........         94          --          --          94      (1,184)         --          --      (1,184)
  Unrealized (losses) gains on
     short-term investments ........         --          --          --          --        (249)         --          --        (249)
  Interest expense .................         --          --          --          --          (6)       (197)         --        (203)
  Equity in losses of affiliates ...         --          --          --          --          --          --          --          --
  Other income .....................         --          --          --          --          64          --          --          64
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

     Total other income (expense) ..        408         214          --         622      (3,503)        392          --      (3,111)
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

(Loss) income from continuing
   operations before income
   taxes and minority
   interests .......................     (5,605)    (19,135)         --     (24,740)    (13,368)    (70,068)         --     (83,436)

Benefit (provision) for income
   taxes ...........................        137         136          --         273         710         147          --         857
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

(Loss) income from continuing
   operations before minority
   interests .......................     (5,468)    (18,999)         --     (24,467)    (12,658)    (69,921)         --     (82,579)

Minority interests .................         17          30          --          47         104      23,702          --      23,806
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

(Loss) income from continuing
   operations ......................     (5,451)    (18,969)         --     (24,420)    (12,554)    (46,219)         --     (58,773)

Discontinued operations:
   Estimated loss on disposal of
     Soundbreak.com ................         --          --          --          --        (200)         --          --        (200)
                                       ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Net (loss) income ..................   $ (5,451)   $(18,969)   $     --    $(24,420)   $(12,754)   $(46,219)   $     --    $(58,973)
                                       =========   =========   =========   =========   =========   =========   =========   =========

continued below:                                       F-36a

continued from above:
                                                         2001
                                         ----------------------------------------------
                                         ACACIA       COMBI-   ELIMINATIONS/
                                       TECHNOLOGIES   MATRIX     RECLASS-     CONSOL-
                                          GROUP       GROUP      IFICATIONS    IDATED
                                         ---------   ---------   ---------   ---------
Revenues:
  License fee income ...............     $ 24,180    $     --    $     --    $ 24,180
  Product revenue ..................           --          --          --          --
  Grant and contract revenue .......           --         456          --         456
                                         ---------   ---------   ---------   ---------

     Total revenues ................       24,180         456          --      24,636
                                         ---------   ---------   ---------   ---------

Operating expenses:
  Cost of sales ....................           --          --          --          --
  Research and development
     expenses ......................           --      11,656          --      11,656
  Charge for acquired in-process
     research and development ......           --          --          --          --
  Non-cash stock compensation
     expense - research and
     development ...................           --       7,183          --       7,183
  Marketing, general and
     administrative expenses .......        4,853      16,690      11,121      32,664
  Non-cash stock compensation
     expense - marketing, general
     and administrative ............          856      12,780          --      13,636
  Legal expenses - patents .........       11,121          --     (11,121)         --
  Amortization of patents and
     goodwill ......................        1,492       1,203          --       2,695
  Legal settlement charges .........           --          --          --          --
                                         ---------   ---------   ---------   ---------

     Total operating expenses ......       18,322      49,512          --      67,834
                                         ---------   ---------   ---------   ---------

     Operating (loss) income .......        5,858     (49,056)         --     (43,198)
                                         ---------   ---------   ---------   ---------

Other income (expense):
  Impairment of cost method
     investment ....................           --          --          --          --
  Interest income ..................        1,642       2,120          --       3,762
  Realized gains (losses) on
     short-term investments ........          350          --          --         350
  Unrealized (losses) gains on
     short-term investments ........          237          --          --         237
  Interest expense .................           --         (65)         --         (65)
  Equity in losses of affiliates ...         (195)         --          --        (195)
  Other income .....................           77          --          --          77
                                         ---------   ---------   ---------   ---------

     Total other income (expense) ..        2,111       2,055          --       4,166
                                         ---------   ---------   ---------   ---------

(Loss) income from continuing
   operations before income
   taxes and minority
   interests .......................        7,969     (47,001)         --     (39,032)

Benefit (provision) for income
   taxes ...........................         (935)        155          --        (780)
                                         ---------   ---------   ---------   ---------

(Loss) income from continuing
   operations before minority
   interests .......................        7,034     (46,846)         --     (39,812)

Minority interests .................       (1,277)     18,817          --      17,540
                                         ---------   ---------   ---------   ---------

(Loss) income from continuing
   operations ......................        5,757     (28,029)         --     (22,272)

Discontinued operations:
   Estimated loss on disposal of
     Soundbreak.com ................           --          --          --          --
                                         ---------   ---------   ---------   ---------

Net (loss) income ..................     $  5,757    $(28,029)   $     --    $(22,272)
                                         =========   =========   =========   =========



                                           F-36b

CONSOLIDATING STATEMENT OF CASH FLOWS (IN THOUSANDS)
                                                 YEAR ENDED DECEMBER 31, 2003                    YEAR ENDED DECEMBER 31, 2002
                                          ------------------------------------------    --------------------------------------------
                                           ACACIA      COMBI-  ELIMINATIONS/             ACACIA      COMBI-   ELIMINATIONS/
                                        TECHNOLOGIES   MATRIX    RECLASS-    CONSOL-  TECHNOLOGIES   MATRIX     RECLASS-     CONSOL-
                                            GROUP       GROUP   IFICATIONS   IDATED      GROUP       GROUP     IFICATIONS    IDATED
                                          ---------   ---------  ---------  ---------   ---------   ---------   ---------  ---------
Cash flows from operating activities:
Net (loss) income from continuing
  operations ............................ $ (5,451)   $(18,969)  $     --   $(24,420)   $(12,554)   $(46,219)   $     --   $(58,773)
Adjustments to reconcile net (loss)
  income from continuing operations to
  net cash used in operating activities:
        Depreciation and amortization ...      616       2,409         --      3,025       1,797       1,736          --      3,533
        Equity in losses of affiliate ...       --          --         --         --          --          --          --         --
        Minority interests ..............      (17)        (30)        --        (47)       (104)    (23,702)         --    (23,806)
        Non-cash stock compensation
          expense .......................       --       1,655         --      1,655          19       6,408          --      6,427
        Charge for acquired in-process
          research and development ......       --          --         --         --          --      17,237          --     17,237
        Deferred tax benefit ............     (144)       (136)        --       (280)       (142)       (147)         --       (289)
        Write-off of other assets .......       --          --         --         --          --          --          --         --
        Net sales (purchases) of
          trading securities ............       --          --         --         --       4,124          --          --      4,124
        Unrealized losses (gains) on
          short-term investments ........       --          --         --         --         249          --          --        249
        Issuance of common stock by
          subsidiary - legal
          settlement charge .............       --          --         --         --          --      17,471          --     17,471
        Impairment of cost method
          investment ....................      207          --         --        207       2,748          --          --      2,748
        Other ...........................        4          25         --         29         (30)        129          --         99
Changes in assets and liabilities:
        Accounts receivable .............     (124)        379         --        255          --        (435)         --       (435)
        Prepaid expenses, other
          receivables and other assets ..      (45)        169         --        124          (1)        258          --        257
        Accounts payable, accrued
          expenses and other ............     (411)       (645)        --     (1,056)        372        (515)         --       (143)
        Deferred revenues ...............      101      11,233         --     11,334           3      11,637          --     11,640
                                          ---------   ---------  ---------  ---------   ---------   ---------   ---------  ---------

        Net cash (used in) provided
          by operating activities from
        continuing operations ...........   (5,264)     (3,910)        --     (9,174)     (3,519)    (16,142)         --    (19,661)
        Net cash used in operating
          activities from
        discontinued operations .........     (551)         --         --       (551)       (905)         --          --       (905)
                                          ---------   ---------  ---------  ---------   ---------   ---------   ---------  ---------
        Net cash used in operating
          activities ....................   (5,815)     (3,910)        --     (9,725)     (4,424)    (16,142)         --    (20,566)
                                          ---------   ---------  ---------  ---------   ---------   ---------   ---------  ---------

Cash flows from investing activities:
        Purchase of additional equity
          in consolidated subsidiaries ..       --          --         --         --        (200)         --          --       (200)
        Purchase of property and
          equipment, net ................       (3)        (83)        --        (86)        (78)     (1,002)         --     (1,080)
        Sale of property and equipment ..       --          --         --         --           3         358          --        361
        Proceeds from sale and
          leaseback arrangement .........       --          --         --         --          --          --          --         --
        Purchase of available-for-sale
          investments ...................   (5,059)    (32,714)        --    (37,773)         --     (11,338)         --    (11,338)
        Sale of available-for-sale
          investments ...................       --      30,801         --     30,801          --      20,383          --     20,383
        Purchase of common stock from
          minority stockholders of
          subsidiaries ..................       --          --         --         --        (217)         --          --       (217)
        Acquisition costs ...............       --          --         --         --          --        (834)         --       (834)
        Other ...........................       --          --         --         --        (100)         --          --       (100)
                                          ---------   ---------  ---------  ---------   ---------   ---------   ---------  ---------

        Net cash (used in) provided by
          investing activities from
        continuing operations ...........   (5,062)     (1,996)        --     (7,058)       (592)      7,567          --      6,975
        Net cash used in investing
          activities from
        discontinued operations .........     (356)         --         --       (356)         (3)         --          --         (3)
                                          ---------   ---------  ---------  ---------   ---------   ---------   ---------  ---------
        Net cash (used in) provided by
          investing activities ..........   (5,418)     (1,996)        --     (7,414)       (595)      7,567          --      6,972
                                          ---------   ---------  ---------  ---------   ---------   ---------   ---------  ---------

Cash flows from financing activities:
        Net cash attributed to the
          Acacia Technologies group .....     (417)         --         --       (417)     (2,048)         --          --     (2,048)
        Net cash attributed to the
          CombiMatrix group .............       --       6,435         --      6,435          --        (818)         --       (818)
                                          ---------   ---------  ---------  ---------   ---------   ---------   ---------  ---------

        Net cash (used in) provided
          by financing activities .......     (417)      6,435         --      6,018      (2,048)       (818)         --     (2,866)
                                          ---------   ---------  ---------  ---------   ---------   ---------   ---------  ---------

Effect of exchange rate on cash .........       --         (13)        --        (13)         --          92          --         92
                                          ---------   ---------  ---------  ---------   ---------   ---------   ---------  ---------

(Decrease) increase in cash and
          cash equivalents ..............  (11,650)        516         --    (11,134)     (7,067)     (9,301)         --    (16,368)

Cash and cash equivalents, beginning ....   39,792       3,291         --     43,083      46,859      12,592          --     59,451
                                          ---------   ---------  ---------  ---------   ---------   ---------   ---------  ---------


Cash and cash equivalents, ending ....... $ 28,142    $  3,807   $     --   $ 31,949    $ 39,792    $  3,291    $     --   $ 43,083
                                          =========   =========  =========  =========   =========   =========   =========  =========


continued below:                                     F-37a

continued from above:

                                                      YEAR ENDED DECEMBER 31, 2001
                                             --------------------------------------------
                                               ACACIA      COMBI-   ELIMINATIONS/
                                            TECHNOLOGIES   MATRIX     RECLASS-     CONSOL-
                                               GROUP       GROUP     IFICATIONS    IDATED
                                             ---------   ---------   ---------   ---------
Cash flows from operating activities:
Net (loss) income from continuing
  operations ............................    $  5,757    $(28,029)   $     --    $(22,272)
Adjustments to reconcile net (loss)
  income from continuing operations to
  net cash used in operating activities:
        Depreciation and amortization ...       1,710       2,159          --       3,869
        Equity in losses of affiliate ...         195          --          --         195
        Minority interests ..............       1,277     (18,817)         --     (17,540)
        Non-cash stock compensation
          expense .......................         856      19,963          --      20,819
        Charge for acquired in-process
          research and development ......          --          --          --          --
        Deferred tax benefit ............         (27)       (155)         --        (182)
        Write-off of other assets .......          --         918          --         918
        Net sales (purchases) of
          trading securities ............      (4,135)         --          --      (4,135)
        Unrealized losses (gains) on
          short-term investments ........        (237)         --          --        (237)
        Issuance of common stock by
          subsidiary - legal
          settlement charge .............          --          --          --          --
        Impairment of cost method
          investment ....................          --          --          --          --
        Other ...........................          40         314          --         354
Changes in assets and liabilities:
        Accounts receivable .............          --        (143)        (77)       (220)
        Prepaid expenses, other
          receivables and other assets ..        (378)       (115)         --        (493)
        Accounts payable, accrued
          expenses and other ............         233         775          77       1,085
        Deferred revenues ...............       1,500       5,960          --       7,460
                                             ---------   ---------   ---------   ---------

        Net cash (used in) provided
          by operating activities from
        continuing operations ...........       6,791     (17,170)         --     (10,379)
        Net cash used in operating
          activities from
        discontinued operations .........      (2,182)         --          --      (2,182)
                                             ---------   ---------   ---------   ---------
        Net cash used in operating
          activities ....................       4,609     (17,170)         --     (12,561)
                                             ---------   ---------   ---------   ---------

Cash flows from investing activities:
        Purchase of additional equity
          in consolidated subsidiaries ..      (3,304)         --          --      (3,304)
        Purchase of property and
          equipment, net ................         (19)     (3,756)         --      (3,775)
        Sale of property and equipment ..          --          --          --          --
        Proceeds from sale and
          leaseback arrangement .........          --       3,000          --       3,000
        Purchase of available-for-sale
          investments ...................     (25,921)    (30,765)         --     (56,686)
        Sale of available-for-sale
          investments ...................      25,921      50,354          --      76,275
        Purchase of common stock from
          minority stockholders of
          subsidiaries ..................      (2,550)         --          --      (2,550)
        Acquisition costs ...............          --          --          --          --
        Other ...........................          --          --          --          --
                                             ---------   ---------   ---------   ---------

        Net cash (used in) provided by
          investing activities from
        continuing operations ...........      (5,873)     18,833          --      12,960
        Net cash used in investing
          activities from
        discontinued operations .........        (145)         --          --        (145)
                                             ---------   ---------   ---------   ---------
        Net cash (used in) provided by
          investing activities ..........      (6,018)     18,833          --      12,815
                                             ---------   ---------   ---------   ---------

Cash flows from financing activities:
        Net cash attributed to the
          Acacia Technologies group .....      18,663          --          --      18,663
        Net cash attributed to the
          CombiMatrix group .............          --       4,496          --       4,496
                                             ---------   ---------   ---------   ---------

        Net cash (used in) provided
          by financing activities .......      18,663       4,496          --      23,159
                                             ---------   ---------   ---------   ---------

Effect of exchange rate on cash .........          --        (125)         --        (125)
                                             ---------   ---------   ---------   ---------

(Decrease) increase in cash and
          cash equivalents ..............      17,254       6,034          --      23,288

Cash and cash equivalents, beginning ....      29,605       6,558          --      36,163
                                             ---------   ---------   ---------   ---------


Cash and cash equivalents, ending .......    $ 46,859    $ 12,592    $     --    $ 59,451
                                             =========   =========   =========   =========



                                      F-37b

16.  SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                           2003           2002            2001
                                                                       -----------    -----------     -----------
Supplemental disclosures of cash flow information:

     Cash paid for interest ......................................     $       --     $      192      $       42
     Cash paid for income taxes ..................................              9             --             597

Supplemental schedule of non-cash operating, investing and financing activities:

     Issuance of common stock for additional
        equity in consolidated subsidiary ........................          1,219        (46,007)             --
     Purchase price allocated to goodwill - step acquisitions ....            565         16,008              --
     Purchase price allocated to patents - step acquisitions .....             --          5,283              --
     Liabilities assumed in acquisition of minority
        ownership interest in subsidiary .........................             --             --             200
     Fixed assets purchased with accounts payable ................             --             70              --
     Purchase of equipment under capital lease agreement .........             --             --          (3,000)
     Capital lease obligation incurred ...........................             --             --           3,000
     Accrued payments for purchase of common stock
        from minority stockholders of subsidiary .................             --             58             217
     Loss from discontinued operations of Soundbreak.com .........             --            480              --
     Deferred revenue purchase accounting adjustment .............             --          8,425              --

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth unaudited consolidated statement of operations data for the eight quarters in the period ended December 31, 2003. This information has been derived from our unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Our quarterly results have been in the past and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                    QUARTER ENDED
                                                      -------------------------------------------------------------
                                                        MAR. 31,        JUN. 30,        SEP. 30,         DEC. 31,
                                                          2003            2003            2003            2003
                                                      -------------   -------------   -------------   -------------
                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
Revenues:
     License fee income ...........................   $          6    $         19    $        186    $        481
     Product revenue ..............................            209              --             171              27
     Grant and contract revenue ...................              7               6              10              26
                                                      -------------   -------------   -------------   -------------
     Total revenues ...............................            222              25             367             534
Operating expenses ................................          7,207           6,885           6,481           5,937
                                                      -------------   -------------   -------------   -------------
Operating loss ....................................         (6,985)         (6,860)         (6,114)         (5,403)
Other income (expenses) ...........................            252              (4)            212             162
                                                      -------------   -------------   -------------   -------------
Loss from continuing operations before
     income taxes and minority interests ..........         (6,733)         (6,864)         (5,902)         (5,241)
Benefit for income taxes ..........................             60              66              70              77
                                                      -------------   -------------   -------------   -------------
Loss from continuing operations before
     minority interests ...........................         (6,673)         (6,798)         (5,832)         (5,164)
Minority interests ................................              6              24              --              17
                                                      -------------   -------------   -------------   -------------
Loss from continuing operations ...................         (6,667)         (6,774)         (5,832)         (5,147)
Loss from discontinued operations .................             --              --              --              --
                                                      -------------   -------------   -------------   -------------

Net loss ..........................................   $     (6,667)   $     (6,774)   $     (5,832)   $     (5,147)
                                                      =============   =============   =============   =============

Loss per common share basic and diluted:
Attributable to the Acacia Technologies group:
  Loss from continuing operations .................   $      (0.08)   $      (0.08)   $      (0.07)   $      (0.05)
  Loss from discontinued operations ...............   $         --    $         --    $         --    $         --
                                                      -------------   -------------   -------------   -------------
Net loss ..........................................   $      (0.08)   $      (0.08)   $      (0.07)   $      (0.05)
                                                      =============   =============   =============   =============

Attributable to the CombiMatrix group:
  Loss from continuing operations .................   $      (0.23)   $      (0.21)   $      (0.18)   $      (0.16)
  Loss from discontinued operations ...............   $         --    $         --    $         --    $         --
                                                      -------------   -------------   -------------   -------------
Net loss ..........................................   $      (0.23)   $      (0.21)   $      (0.18)   $      (0.16)
                                                      =============   =============   =============   =============

Weighted average shares - basic and diluted:
  Acacia Research - Acacia Technologies stock .....     19,640,808      19,640,808      19,645,949      19,718,377
  Acacia Research - CombiMatrix stock .............     22,983,278      24,183,340      25,890,408      26,207,146

Market price per share - Acacia Technologies stock:
     High .........................................   $       2.40    $       1.75    $       6.73    $       8.58
     Low ..........................................   $       0.96    $       0.99    $       1.25    $       4.71

Market price per share - CombiMatrix stock:
     High .........................................   $       3.65    $       2.83    $       5.07    $       5.05
     Low ..........................................   $       1.50    $       1.71    $       2.25    $       2.90


continued below:                                     F-40a

continued from above:

                                                                               QUARTER ENDED
                                                      --------------------------------------------------------------
                                                         MAR. 31,         JUN. 30,        SEP. 30,        DEC. 31,
                                                           2002            2002            2002             2002
                                                      -------------    -------------   -------------   -------------
                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
Revenues:
     License fee income ...........................   $         --     $         --    $         43    $         --
     Product revenue ..............................             --              274              23               9
     Grant and contract revenue ...................            249              164             113               7
                                                      -------------    -------------   -------------   -------------
     Total revenues ...............................            249              438             179              16
Operating expenses ................................          8,694           13,473          32,219          26,820
                                                      -------------    -------------   -------------   -------------
Operating loss ....................................         (8,445)         (13,035)        (32,040)        (26,804)
Other income (expenses) ...........................           (486)            (845)         (2,749)            968
                                                      -------------    -------------   -------------   -------------
Loss from continuing operations before
     income taxes and minority interests ..........         (8,931)         (13,880)        (34,789)        (25,836)
Benefit for income taxes ..........................             69               75             287             426
                                                      -------------    -------------   -------------   -------------
Loss from continuing operations before
     minority interests ...........................         (8,862)         (13,805)        (34,502)        (25,410)
Minority interests ................................          2,435            4,104          14,080           3,187
                                                      -------------    -------------   -------------   -------------
Loss from continuing operations ...................         (6,427)          (9,701)        (20,422)        (22,223)
Loss from discontinued operations .................             --               --            (200)             --
                                                      -------------    -------------   -------------   -------------

Net loss ..........................................   $     (6,427)    $     (9,701)   $    (20,622)   $    (22,223)
                                                      =============    =============   =============   =============

Loss per common share basic and diluted:
Attributable to the Acacia Technologies group:
  Loss from continuing operations .................   $      (0.14)    $      (0.19)   $      (0.26)   $      (0.04)
  Loss from discontinued operations ...............   $         --     $         --    $      (0.01)   $         --
                                                      -------------    -------------   -------------   -------------
Net loss ..........................................   $      (0.14)    $      (0.19)   $      (0.27)   $      (0.04)
                                                      =============    =============   =============   =============

Attributable to the CombiMatrix group:
  Loss from continuing operations .................   $      (0.16)    $      (0.26)   $      (0.67)   $      (0.93)
  Loss from discontinued operations ...............   $         --     $         --    $         --    $         --
                                                      -------------    -------------   -------------   -------------
Net loss ..........................................   $      (0.16)    $      (0.26)   $      (0.67)   $      (0.93)
                                                      =============    =============   =============   =============

Weighted average shares - basic and diluted:
  Acacia Research - Acacia Technologies stock .....     19,640,808       19,640,808      19,640,808      19,640,808
  Acacia Research - CombiMatrix stock .............     22,950,551       22,950,551      22,950,551      22,951,324

Market price per share - Acacia Technologies stock:
     High .........................................   $         --     $         --    $         --    $       3.40
     Low ..........................................   $         --     $         --    $         --    $       1.65

Market price per share - CombiMatrix stock:
     High .........................................   $         --     $         --    $         --    $       4.98
     Low ..........................................   $         --     $         --    $         --    $       2.70

                                           F-40b


                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and
Stockholders of Acacia Research Corporation

         In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 70 present fairly, in all material respects, the financial position of CombiMatrix Group (a division of Acacia Research Corporation as described in Note 1) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Acacia Research Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As more fully described in Note 1 to the financial statements, CombiMatrix Group is a division of Acacia Research Corporation; accordingly, the financial statements of Acacia Technologies group should be read in conjunction with the consolidated financial statements of Acacia Research Corporation.



/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 27, 2004


                                                     COMBIMATRIX GROUP
                                        (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                      BALANCE SHEETS
                                                      (IN THOUSANDS)

                                                                                               DECEMBER 31,   DECEMBER 31,
                                                                                                   2003          2002
                                                                                               ------------   ------------
                                         ASSETS

Current assets:
  Cash and cash equivalents ................................................................   $     3,807    $     3,291
  Available-for-sale investments ...........................................................        13,492         11,605
  Accounts receivable, net of allowance for doubtful accounts of $145 (2003) $0 (2002) .....           199            578
  Inventory, prepaid expenses and other assets .............................................           277            446
                                                                                               ------------   ------------

          Total current assets .............................................................        17,775         15,920

  Property and equipment, net of accumulated depreciation and amortization .................         2,752          3,895
  Patents, net of accumulated amortization of $1,978 (2003) and $883 (2002) ................        10,117         11,212
  Goodwill .................................................................................        19,424         18,859
  Other assets .............................................................................            93             87
                                                                                               ------------   ------------
                                                                                               $    50,161    $    49,973
                                                                                               ============   ============

                          LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
  Accounts payable, accrued expenses and other .............................................   $     1,672    $     2,302
  Current portion of deferred revenues .....................................................        18,004          9,172
  Payable to Acacia Technologies group .....................................................            99            114
                                                                                               ------------   ------------

          Total current liabilities ........................................................        19,775         11,588

Deferred income taxes ......................................................................         2,248          2,384
Deferred revenues, net of current portion ..................................................         2,401             --
                                                                                               ------------   ------------

          Total liabilities ................................................................        24,424         13,972
                                                                                               ------------   ------------

Minority interests .........................................................................            --            684
                                                                                               ------------   ------------

Commitments and contingencies (Note 9)

Allocated net worth:

  Funds allocated by Acacia Research Corporation ...........................................       138,675        129,286

  Accumulated net losses ...................................................................      (112,938)       (93,969)
                                                                                               ------------   ------------

          Total allocated net worth ........................................................        25,737         35,317
                                                                                               ------------   ------------
                                                                                               $    50,161    $    49,973
                                                                                               ============   ============

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                           F-42


                                            COMBIMATRIX GROUP
                               (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                         STATEMENTS OF OPERATIONS
                                              (IN THOUSANDS)

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                        ---------------------------------
                                                                          2003         2002        2001
                                                                        ---------   ---------   ---------
Revenues:
  Product revenue ...................................................   $    407    $    306    $     --
  Grant and contract revenue ........................................         49         533         456
                                                                        ---------   ---------   ---------

     Total revenues .................................................        456         839         456
                                                                        ---------   ---------   ---------

Operating expenses:
  Cost of sales .....................................................         99         263          --
  Research and development expenses .................................      8,098      18,187      11,656
  Charge for acquired in-process research and development ...........         --      17,237          --
  Non-cash stock compensation expense - research and development ....        466       1,868       7,183
  Marketing, general and administrative expenses ....................      8,714      10,334      16,690
  Non-cash stock compensation expense - marketing, general
    and administrative ..............................................      1,189       4,540      12,780
  Amortization of patents and goodwill ..............................      1,095         399       1,203
  Legal settlement charges ..........................................        144      18,471          --
                                                                        ---------   ---------   ---------

     Total operating expenses .......................................     19,805      71,299      49,512
                                                                        ---------   ---------   ---------

     Operating loss .................................................    (19,349)    (70,460)    (49,056)
                                                                        ---------   ---------   ---------

Other income (expense):
  Interest income ...................................................        214         589       2,120
  Interest expense ..................................................         --        (197)        (65)
                                                                        ---------   ---------   ---------

     Total other income .............................................        214         392       2,055
                                                                        ---------   ---------   ---------

Loss from operations before income taxes
  and minority interests ............................................    (19,135)    (70,068)    (47,001)

Benefit for income taxes ............................................        136         147         155
                                                                        ---------   ---------   ---------

Loss from operations before minority interests ......................    (18,999)    (69,921)    (46,846)

Minority interests ..................................................         30      23,702      18,817
                                                                        ---------   ---------   ---------

Division net loss ...................................................   $(18,969)   $(46,219)   $(28,029)
                                                                        =========   =========   =========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                   F-43

                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                        STATEMENTS OF ALLOCATED NET WORTH
                                 (IN THOUSANDS)


Balance at December 31, 2000 ...................................       $ 30,169

Net assets attributed to the CombiMatrix group .................          1,583
Division net loss ..............................................        (28,029)
                                                                       ---------
Balance at December 31, 2001 ...................................          3,723

Net assets attributed to the CombiMatrix group .................         77,813
Division net loss ..............................................        (46,219)
                                                                       ---------

Balance at December 31, 2002 ...................................         35,317

Net assets attributed to the CombiMatrix group .................          9,389
Division net loss ..............................................        (18,969)
                                                                       ---------

Balance at December 31, 2003 ...................................       $ 25,737
                                                                       =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                               COMBIMATRIX GROUP
                                  (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                            STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)

                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------
                                                                                2003        2002         2001
                                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Division net loss from operations .......................................   $(18,969)   $(46,219)   $(28,029)
  Adjustments to reconcile division net loss from operations to net cash used in operating activities:
      Depreciation and amortization .......................................      2,409       1,736       2,159
      Minority interests ..................................................        (30)    (23,702)    (18,817)
      Non-cash stock compensation expense .................................      1,655       6,408      19,963
      Charge for acquired in-process research and development .............         --      17,237          --
      Deferred tax benefit ................................................       (136)       (147)       (155)
      Write-off of other assets ...........................................         --          --         918
      Issuance of common stock by subsidiary - legal settlement charge ....         --      17,471          --
      Other ...............................................................         25         129         314
  Changes in assets and liabilities:
      Accounts receivable .................................................        379        (435)       (143)
      Inventory, prepaid expenses and other assets ........................        169         258        (115)
      Accounts payable, accrued expenses and other ........................       (645)       (515)        775
      Deferred revenues ...................................................     11,233      11,637       5,960
                                                                              ---------   ---------   ---------

      Net cash used in operating activities ...............................     (3,910)    (16,142)    (17,170)
                                                                              ---------   ---------   ---------

  Cash flows from investing activities:
      Purchase of property and equipment, net .............................        (83)     (1,002)     (3,756)
      Sale of property and equipment ......................................         --         358          --
      Proceeds from sale and leaseback arrangement ........................         --          --       3,000
      Purchase of available-for-sale investments ..........................    (32,714)    (11,338)    (30,765)
      Sale of available-for-sale investments ..............................     30,801      20,383      50,354
      Acquisition costs ...................................................         --        (834)         --
                                                                              ---------   ---------   ---------

      Net cash (used in) provided by investing activities .................     (1,996)      7,567      18,833
                                                                              ---------   ---------   ---------

  Cash flows from financing activities:
      Net cash flows attributed to the CombiMatrix group ..................      6,435        (818)      4,496
                                                                              ---------   ---------   ---------

    Effect of exchange rate on cash .......................................        (13)         92        (125)
                                                                              ---------   ---------   ---------

    Increase (decrease) in cash and cash equivalents ......................        516      (9,301)      6,034

    Cash and cash equivalents, beginning ..................................      3,291      12,592       6,558
                                                                              ---------   ---------   ---------


    Cash and cash equivalents, ending .....................................   $  3,807    $  3,291    $ 12,592
                                                                              =========   =========   =========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                      F-45

                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS

         Acacia Research Corporation is comprised of two separate divisions: the CombiMatrix group and the Acacia Technologies group (the "groups").

         Our life sciences business, referred to as the "CombiMatrix group," is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's majority-owned subsidiary, Advanced Material Sciences, Inc. ("Advanced Material Sciences") and wholly owned subsidiary, CombiMatrix K.K. CombiMatrix Corporation is a life sciences technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip, also referred to as an array. This proprietary technology has applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Advanced Material Sciences, a development stage company, holds the exclusive license for CombiMatrix Corporation's biological array processor technology in certain fields of material sciences. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix Corporation's active array system with pharmaceutical and biotechnology companies in the Asian market.

         During 2002, the CombiMatrix group emerged from the development stage as it began commencement of its planned principal operations and from which it generated revenues.

LIQUIDITY AND RISKS

          The CombiMatrix group is deploying new and unproven technologies and continues to develop its commercial products. The CombiMatrix group has several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. Management believes that existing cash and cash equivalents and short-term investments are adequate to fund operations through at least the next twelve months. However, the ability to meet business objectives is dependent upon the CombiMatrix group's ability to raise additional financing, substantiate its technology and ultimately to fund itself from continuing operations. There can be no assurance that such funding will be available at acceptable terms or at all.

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

         The CombiMatrix group has historically been substantially dependent on its existing arrangements with strategic partners including Roche Diagnostics GmbH ("Roche"), and has relied upon payments by Roche and other partners for a majority of its future revenues. The CombiMatrix group expends a majority of its resources toward fulfilling its contractual obligations under the Roche agreements. Roche's primary service to the CombiMatrix group is to distribute and proliferate its technology platform. The CombiMatrix group will need to enter into additional strategic partnerships to develop and commercialize future products. However, there can be no assurance that the CombiMatrix group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the CombiMatrix group's ability to achieve its intended business objectives. The CombiMatrix group's success also depends on its ability to protect its intellectual property.

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

         Minority interests represent participation of other stockholders in the allocated net assets and in the division earnings and losses of the CombiMatrix group and are reflected in the caption "Minority interests" in CombiMatrix group's financial statements. Minority interests adjust CombiMatrix group's net results of operations to reflect only CombiMatrix group's share of the division earnings or losses of non wholly owned investees of Acacia Research Corporation that have been attributed to the CombiMatrix group (see Note 12).

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

         Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for the management allocation policies, treasury and cash management policies, asset and liability attribution policies, corporate, general and administrative services and facilities allocation policies and federal and state income tax allocation policies, utilized in the preparation of the separate CombiMatrix group financial statements.

         REVENUE RECOGNITION. The CombiMatrix group recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. Revenues from multiple-element arrangements are accounted for in accordance with Emerging Issues Task Force ("EITF") Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered,
(iii) the fees are fixed or determinable, and (iv) collectibility is reasonably assured.

         Revenue from government grant and contract activities are recognized as the related services are performed and when the services have been approved by the grantor and collectibility is reasonably assured. Amounts recognized are limited to amounts due from customers based on contract or grant terms.

         Revenue from the sale of products and services is recognized when delivery has occurred or services have been rendered.

         Multiple-element arrangements typically include license fees, up-front payments and milestone payments that are received and/or billable by the CombiMatrix group in connection with other rights and services that represent continuing obligations of the CombiMatrix group. Payments received or billable by the CombiMatrix group are deferred until all of the elements have been delivered or until the CombiMatrix group has established objective and verifiable evidence of the fair value of the undelivered elements.

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

         SHORT-TERM INVESTMENTS. The CombiMatrix group's short-term investments are held in a variety of interest bearing instruments including high-grade corporate bonds, money market accounts and other high-credit quality marketable securities. Investments in securities with original maturities of greater than three months and less than one year are classified as short-term investments. Investments are classified in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a component of allocated net worth until realized.

         The fair value of the CombiMatrix group's investments is determined by quoted market prices. Realized and unrealized gains and losses are recorded based on the specific identification method. For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in division net loss.

         The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income (expense). Interest and dividends on all securities are included in interest income.

         CONCENTRATION OF CREDIT RISKS. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The CombiMatrix group has not experienced any significant losses on its deposits of cash and cash equivalents.

         INVENTORY. Inventory, which consists primarily of raw materials to be used in the production of our array products, is stated at the lower of cost or market using the first-in, first-out method.

         PROPERTY AND EQUIPMENT. Property and equipment is recorded at cost. Additions and improvements that increase the value or extend the life of an asset are capitalized. Maintenance and repairs are expensed as incurred. Disposals are removed at cost less accumulated depreciation or amortization and any gain or loss from disposition is reflected in the statement of operations in the period of disposition. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

        Machine shop and laboratory equipment.......  5 years
        Furniture and fixtures......................  5 to 7 years
        Computer hardware and software..............  3 years
        Leasehold improvements......................  Lesser of lease term or useful life of improvement

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

         PATENTS AND GOODWILL. Goodwill and identifiable intangibles, including patents, are recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible assets acquired. Patents, once issued or purchased, are amortized on the straight-line method over their economic remaining useful lives, ranging from three to twenty years. Goodwill is not amortized.

         IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL. Long-lived assets and intangible assets are reviewed for potential impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

         Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. The CombiMatrix group has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. The CombiMatrix group has one reporting unit. As of January 1, 2002, the date of adoption of the standard, the CombiMatrix group had unamortized goodwill in the amount of $2,851,000. The CombiMatrix group performed a transitional goodwill impairment assessment in 2002 and a year-end goodwill impairment assessment in 2002 and 2003 and determined that there was no impairment of goodwill. The fair value of the CombiMatrix group reporting unit was estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate fair value due to their short-term maturity. The carrying value of the capital lease obligation approximates its fair value based on the current interest rate for similar type of instruments.

         FOREIGN CURRENCY TRANSLATION. The functional currency of CombiMatrix K.K. is the local currency (Japanese Yen). Foreign currency translation is reported pursuant to SFAS No. 52, "Foreign Currency Translation" ("SFAS No. 52"). Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to allocated net worth. Revenue and expenses are translated at average rates of exchange prevailing during the year. Foreign currency transactions gains and losses were insignificant for the years ended December 31, 2003, 2002 and 2001.

         STOCK-BASED COMPENSATION. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein. In 2001 and earlier periods, stock compensation expense recorded related to the CombiMatrix group employees has been allocated to the CombiMatrix group. As a result of the recapitalization transaction discussed earlier, in future periods, stock compensation expense, if any, resulting from the issuance of AR-CombiMatrix stock will generally be allocated to the CombiMatrix group.

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

         ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. The value assigned to acquired in-process research and development ("IPR&D") is determined by identifying acquired specific in-process research and development projects that would be continued and for which (a) technological feasibility has not been established at the acquisition date, (b) there is no alternative future use and
(c) the fair value is estimable with reasonable reliability, upon consummation of a business combination.

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

         LOSS PER SHARE. Loss per share information is omitted from the CombiMatrix group statements of operations because AR-CombiMatrix stock is part of the capital structure of Acacia Research Corporation. The CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock continue to be stockholders of Acacia Research Corporation. This presentation reflects the fact that the CombiMatrix group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock transactions legal transactions of the CombiMatrix group. Refer to the Acacia Research Corporation consolidated financial statements for loss per share information for Acacia Research Corporation's classes of stock, computed using the two-class method in accordance with SFAS No. 128 "Earnings per Share."

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

         RECENT ACCOUNTING PRONOUNCEMENTS. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.


3.  SHORT-TERM INVESTMENTS

         Short-term investments consists of the following at December 31, 2003 and 2002 (in thousands):

                                                        AMORTIZED       FAIR
        2003                                              COST          VALUE
                                                       -----------   -----------
        Available-for-sale securities:

            Corporate bonds and notes................  $    6,930    $    6,931
            U.S. government securities...............       6,558         6,561
                                                       -----------   -----------
                                                       $   13,488    $   13,492
                                                       ===========   ===========

                                                        AMORTIZED       FAIR
        2002                                              COST          VALUE
                                                       -----------   -----------
        Available-for-sale securities:

            Corporate bonds and notes................  $    5,718    $    5,808
            U.S. government securities...............       5,698         5,797
                                                       -----------   -----------
                                                       $   11,416    $   11,605
                                                       ===========   ===========

         Gross unrealized gains and losses related to available-for-sale securities were not material for 2003 and 2002.

         Contractual maturities for investments in debt securities classified as available-for-sale as of December 31, 2003 are as follows (in thousands):

                                                                        FAIR
                                                          COST          VALUE
                                                       -----------   -----------
        Due within one year..........................  $   13,166    $   13,170
        Due after one year through two years.........         322           322
                                                       -----------   -----------
                                                       $   13,488    $   13,492
                                                       ===========   ===========


4. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2003 and 2002 (in thousands):

                                                          2003           2002
                                                       -----------   -----------

        Machine shop and laboratory equipment........  $    3,687    $    3,272
        Furniture and fixtures.......................         160           156
        Computer hardware and software...............       1,163         1,157
        Leasehold improvements.......................         999           992
        Construction in progress.....................          84           352
                                                       -----------   -----------
                                                            6,093         5,929

        Less: accumulated depreciation and
          amortization...............................      (3,341)       (2,034)
                                                       -----------   -----------
                                                       $    2,752    $    3,895
                                                       ===========   ===========

         Depreciation and amortization expense was $1,314,000, $1,364,000 and $955,000 for the years ended December 31, 2003, 2002 and 2001. Amortization of assets held under capital lease included in depreciation and amortization expense was $590,000 and $161,000 for the years ended December 31, 2002 and 2001, respectively.

         During 2001, CombiMatrix Corporation entered into a sale and leaseback transaction with a commercial bank. Approximately $3,000,000 of property and equipment was financed, resulting in a deferred gain of approximately $443,000. In November 2002, the lease obligation was repaid and title to the assets previously under capital lease was transferred back to the CombiMatrix group.


5. INVESTMENTS IN AFFILIATES

         In April 2002, CombiMatrix Corporation purchased Acacia Research Corporation's majority interest in Advanced Material Sciences. CombiMatrix Corporation issued 180,982 shares of its common stock to Acacia Research Corporation in exchange for Acacia Research Corporation's 58% interest in Advanced Material Sciences. As a result of this transaction, CombiMatrix Corporation owned 87% of Advanced Material Sciences as of December 31, 2002, with the remaining interests owned by unaffiliated parties. CombiMatrix Corporation's ownership interest was increased during 2003 as described in Note 12 below. The April 2002 transaction was accounted for using Acacia Research Corporation's basis in the net assets of Advanced Material Sciences and as a result, the CombiMatrix group's 2002 financial statements reflect the assets and liabilities of Advanced Material Sciences at historical cost.


6.  INTANGIBLES

             The CombiMatrix group has $19,424,000 and $18,859,000 of goodwill at December 31, 2003 and 2002. The CombiMatrix group adopted SFAS No. 142 effective January 1, 2002 and ceased amortizing goodwill on that date. Division net loss for the year ended December 31, 2001, adjusted to exclude goodwill amortization expense of $862,000, was $27,167,000.

             The CombiMatrix group's only identifiable intangible assets are patents. The gross carrying amounts and accumulated amortization related to acquired intangible assets, all related to patents, as of December 31, 2003 and 2002, are as follows (in thousands):


                                                          2003          2002
                                                       -----------   -----------
        Gross carrying amount - patents..............  $   12,095    $   12,095
        Accumulated amortization.....................      (1,978)         (883)
                                                       -----------   -----------
        Patents, net.................................  $   10,117    $   11,212
                                                       ===========   ===========

         Aggregate patent amortization expense was $1,095,000, $399,000 and $341,000 in 2003, 2002 and 2001, respectively. Annual aggregate amortization expense for each of the next five years through December 31, 2008 is estimated to be $1,095,000 per year.

         Refer to Note 12, "Step Acquisitions Allocated to the CombiMatrix Group," for additions to goodwill during 2003 and 2002.

         At December 31, 2003, all of the CombiMatrix group's acquired intangible assets other than goodwill were subject to amortization.

7.  BALANCE SHEET COMPONENTS

         Accounts payable, accrued expenses and other consists of the following at December 31, 2003 and December 31, 2002 (in thousands):

                                                           2003         2002
                                                       -----------   -----------
        Accounts payable.............................  $      547    $      325
        Payroll and other employee benefits..........         304           481
        Accrued vacation.............................         287           412
        Legal settlement (see Note 9)................          --           500
        Deferred rent................................         284           131
        Other accrued liabilities....................         250           453
                                                       -----------   -----------
                                                       $    1,672    $    2,302
                                                       ===========   ===========


8.  INCOME TAXES

         CombiMatrix group's allocated benefit for income taxes consists of the following (in thousands):

                                            2003          2002          2001
                                         -----------   -----------   -----------
Current:
   U.S. Federal tax..................    $       --    $       --    $       --
   State taxes.......................            --            --             3
                                         -----------   -----------   -----------
                                                 --            --             3
                                         -----------   -----------   -----------
Deferred:
   U.S. Federal tax..................          (136)         (147)         (158)
   State taxes.......................            --            --            --
                                         -----------   -----------   -----------
                                               (136)         (147)         (158)
                                         -----------   -----------   -----------
                                         $     (136)   $     (147)   $     (155)
                                         ===========   ===========   ===========

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2003 and 2002 (in thousands):

                                                           2003         2002
                                                       -----------   -----------
   Deferred tax assets:
     Depreciation and amortization...................  $     (117)  $      (128)
     Deferred revenues...............................       3,456         3,116
     Stock compensation..............................       8,009         7,686
     Accrued liabilities and other...................         213           286
     Net operating loss carryforwards and credits....      28,947        22,666
                                                       -----------   -----------
      Total deferred tax assets......................      40,508        33,626
      Less:  valuation allowance.....................     (40,508)      (33,626)
                                                       -----------   -----------
      Deferred tax assets, net of valuation allowance          --            --
                                                       -----------   -----------
    Deferred tax liabilities:
      Intangibles....................................      (2,248)       (2,384)
                                                       -----------   -----------
      Net deferred tax liability.....................  $   (2,248)   $   (2,384)
                                                       ===========   ===========

         A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

                                            2003          2002          2001
                                         -----------   -----------   -----------
    Statutory federal tax rate..........       (34%)         (34%)        (34%)
    Amortization of intangible assets...        --             3%          --
    Stock compensation..................         1%            1%           6%
    Non deductible permanent items......        --            13%          (1%)
    Valuation allowance.................        36%           19%          29%
    Other                                       (4%)          (2%)         --
                                         -----------   -----------   -----------
                                                (1%)          --           --
                                         ===========   ===========   ===========

         At December 31, 2003, the CombiMatrix group has deferred tax assets totaling approximately $40,508,000, which are fully offset by a valuation allowance due to management's determination that the criteria for recognition have not been met.

         In December 2002, Acacia Research Corporation increased its ownership interest in CombiMatrix Corporation from 48% to 100%. As a result of the increase in ownership, Acacia Research Corporation files a consolidated federal income tax returns that includes the Acacia Technologies group (excluding discontinued operations) and the CombiMatrix group.

         At December 31, 2003, the CombiMatrix group had federal net operating loss carryforwards of approximately $82,126,000, which will begin to expire in 2011 through 2023. In addition, the CombiMatrix group has tax credit carryforwards of approximately $2,470,000. Utilization of net operating loss carryforwards and tax credit carryforwards are subject to the "change of ownership" provisions under Section 382 of the Internal Revenue Code. The amount of such limitations has not been determined.

         Had the CombiMatrix group filed separate tax returns, the benefit for income taxes and division net loss would not have differed from the amounts reported in the CombiMatrix group's statements of operations for the years ended December 31, 2003, 2002, and 2001.


9.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         In October 2000, CombiMatrix Corporation entered into a non-cancelable operating lease for office space. A security deposit in the form of a $783,000 letter of credit was issued November 1, 2000, which was increased to $1,200,000 during 2001 and to $1,500,000 during 2002. Future minimum operating lease payments as of December 31, 2003 are as follows (in thousands):

          YEAR
      -----------
          2004...................................................    $    1,864
          2005...................................................         1,918
          2006...................................................         1,836
          2007...................................................         1,937
          2008...................................................         1,615
          Thereafter.............................................            --
                                                                     -----------
          Total minimum lease payments...........................    $    9,170
                                                                     ===========

         Rent expense for the years ended December 31, 2003, 2002 and 2001 was $2,006,000, $1,618,000, and $1,450,000, respectively.

COLLABORATIVE AND RESEARCH AGREEMENTS

         In July 2001, CombiMatrix Corporation entered into a non-exclusive worldwide license, supply, research and development agreement with Roche. Under the terms of the agreement, Roche will purchase, use and resell CombiMatrix Corporation's array and related technologies for rapid production of customizable arrays. Additionally, CombiMatrix Corporation and Roche will develop a platform technology, providing a range of standardized arrays for use in research applications. The agreement has a 15-year term and provides for minimum payments by Roche to CombiMatrix Corporation over the first three years, including payments upon the achievement of certain milestone and payments for products, royalties and research and development projects. This agreement was amended in September 2002 in order to grant Roche additional manufacturing rights in exchange for greater cash compensation to CombiMatrix Corporation, among other changes and modifications. For the years ended December 31, 2003 and 2002, CombiMatrix Corporation received $9,811,000 and $11,435,000 in milestone payments, respectively, which have been classified as deferred revenue in the CombiMatrix group balance sheets.

RESEARCH AND DEVELOPMENT

         In January 2001, CombiMatrix Corporation entered into a design commitment to develop a next generation array. If the design project was successful pursuant to the terms of the agreement, CombiMatrix Corporation would have been obligated to a one-year commitment to purchase a specific number of semiconductor wafers at a total cost of $1,100,000. This agreement was terminated effective January 31, 2004 thereby relieving CombiMatrix Corporation of this future commitment.

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

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, CombiMatrix Corporation agreed to pay Nanogen $500,000 within 30 days of the settlement, which was paid, and an additional $500,000 within one year of the settlement (paid in September 2003). CombiMatrix Corporation also agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement will be $37,500 per quarter for the period from October 1, 2003 through October 1, 2004, and $25,000 per quarter thereafter until the patents expire. Also, pursuant to the settlement agreement, CombiMatrix Corporation issued to Nanogen 4,016,346 shares, or 17.5% of its outstanding shares post-issuance, subject to an antidilution provision related to the exercise of CombiMatrix Corporation options and warrants that were outstanding on the effective date of the agreement, for a period of up to three years.

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


10. RETIREMENT SAVINGS PLAN

         CombiMatrix Corporation has an employee savings and retirement plan under section 401(k) of the Internal Revenue Code (the "Plan"). The Plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. CombiMatrix Corporation may contribute to the Plan at the discretion of the board of directors. There were no contributions made by the CombiMatrix group during the years ended December 31, 2003, 2002 and 2001.


11. ALLOCATED NET WORTH

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

                                                                     COMBIMATRIX
                                                                        GROUP
                                                                     -----------
2001
Allocated corporate charges......................................    $    1,118
Change in capital due to issuance of stock by subsidiaries.......           546
Unrealized loss on short-term investments........................            (9)
Unrealized loss on foreign currency translation..................           (72)
                                                                     -----------
Net assets attributed to the CombiMatrix group - 2001............    $    1,583
                                                                     ===========

2002
Allocated corporate charges......................................    $    1,032
Stock options exercised..........................................            29
Change in capital due to issuance of stock by subsidiaries.......          (550)
Compensation expense relating to stock options and warrants......           300
Unrealized gain on short-term investments........................           (38)
Unrealized loss on foreign currency translation..................            40
Dividends paid...................................................           (11)
Stock issuance related to acquisition of additional
  CombiMatrix shares.............................................        76,175
Acquisition costs allocated......................................           834
Other............................................................             2
                                                                     -----------
Net assets attributed to the CombiMatrix group - 2002............    $   77,813
                                                                     ===========
2003
Units issued in private placement, net...........................    $    4,862
Allocated corporate charges......................................           637
Stock options and warrants exercised.............................           953
Employee stock grant.............................................            60
Stock option cancellations.......................................          (256)
Compensation expense relating to stock options and warrants......         1,849
Unrealized gain on short-term investments........................           (27)
Unrealized loss on foreign currency translation..................            35
Shares issued to Nanogen pursuant to September 2002
  settlement agreement (see Note 9)..............................            74
Stock issuance related to acquisition of minority interests
  in Advanced Material Sciences and CombiMatrix K.K..............          1,219
Other............................................................           (17)
                                                                     -----------
Net assets attributed to the CombiMatrix group - 2003............    $    9,389
                                                                     ===========

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

         During October 2001, CombiMatrix K.K. issued 10% of its common stock to Marubeni Corporation ("Marubeni"), an unrelated company for $1,108,000. The per-share price paid for these shares exceeded the price per share paid by CombiMatrix Corporation to capitalize CombiMatrix K.K. As a result, the CombiMatrix group recognized a change of interest gain of approximately $951,000. The gain, net of minority interests, has been recorded as an increase to allocated net worth.

WARRANTS

         In September 2003, proceeds of $450,000 were received from the issuance of 164,000 shares of AR-CombiMatrix stock related to the exercise of certain warrants issued in connection with the May 2003 private equity financing. The proceeds from the warrants exercised were attributed to the CombiMatrix group.

         Pursuant to the issuance of convertible promissory notes in March 1998, CombiMatrix Corporation issued warrants to purchase 145,000 shares of its common stock at a price of $2.00 per share. These warrants were exercised in 2000 and 2001, resulting in proceeds to the CombiMatrix group of $33,000 and $257,000, respectively, which were allocated to the CombiMatrix group.


12. STEP ACQUISITIONS ALLOCATED TO THE COMBIMATRIX GROUP

         On July 11, 2003, Acacia Research Corporation purchased the outstanding minority interests in its consolidated subsidiary CombiMatrix K.K. from Marubeni. Acacia Research Corporation issued 200,000 shares of its AR-CombiMatrix stock to Marubeni in exchange for Marubeni's 10% minority interests (120 shares) in CombiMatrix K.K. The transaction was accounted for as a step acquisition using the purchase method of accounting. The fair value of the AR- CombiMatrix stock issued in the transaction was based on the quoted market price of AR-CombiMatrix stock on the exchange date. The total purchase price of $450,000 was allocated to the fair value of assets acquired and liabilities assumed. The amount attributable to goodwill was $393,000.

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

         On December 13, 2002, Acacia Research Corporation increased its consolidated ownership interest in CombiMatrix Corporation from 48% to 100% by acquiring from existing stockholders of CombiMatrix Corporation 11,987,052 shares of CombiMatrix Corporation common stock in exchange for 11,987,052 shares of AR-CombiMatrix stock with a fair value of $46,007,000. The merger was designed to consolidate Acacia Research Corporation's ownership of CombiMatrix Corporation and permit Acacia Research Corporation to effectuate the recapitalization transaction described elsewhere herein, by creating the CombiMatrix group.

         The transaction was accounted for as a step acquisition using the purchase method of accounting. The fair value of the AR-CombiMatrix stock issued in the transaction was based on the quoted market price of AR-CombiMatrix stock averaged over a five-day period (from December 16, 2002, the first day of trading for the AR-CombiMatrix stock, through December 20, 2002).

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed and the allocation of the purchase price at the date of acquisition (in thousands):

         Acquisition costs:
             Exchange of AR-CombiMatrix stock for CombiMatrix
                Corporation common stock.........................    $   46,007
             Acquisition expenses................................           834
                                                                     -----------
             Total acquisition cost..............................    $   46,841
                                                                     ===========

         Purchase price allocation:
             Fair value of 52% of CombiMatrix Corporation
                net tangible assets at December 13, 2002.........    $    8,313
             Intangible assets acquired:
                 Core technology/patent..........................         5,283
                 Acquired in-process research and development....        17,237
                 Goodwill (non-deductible for tax purposes)......        16,008
                                                                     -----------
              Total..............................................    $   46,841
                                                                     ===========

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

          The nature of the efforts to develop the purchased IPR&D into commercially viable products principally relates to the completion and/or acceleration of existing development programs. These efforts include testing current and alternative materials used in array design, testing of existing and alternative methods for array synthesis, developing prototype machinery (including operating software) to synthesize, hybridize and read individual arrays, and to perform numerous experiments, or assays, with actual target samples in order to determine customer protocols and procedures for using the CombiMatrix group's array system. Following is a brief description of the two IPR&D projects identified.

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

DEFERRED REVENUE PURCHASE ACCOUNTING ADJUSTMENT

               In connection with the December 2002 step acquisition described above, and the application of purchase accounting pursuant to SFAS No. 142, Acacia Research Corporation was required to adjust CombiMatrix Corporation's assets and liabilities, including deferred revenues attributed to the CombiMatrix group to fair value. As a result, deferred revenue, primarily consisting of milestone payments and other cash receipts from Roche and the National Aeronautics and Space Administration, was reduced by $8,425,000 to reflect the fair value of the continuing obligation related to the 52% interest in CombiMatrix Corporation acquired by Acacia Research Corporation. A reconciliation of 2002 activity related to the CombiMatrix group's deferred revenue balances including the impact of the fair value adjustment is as follows (in thousands):

     Deferred revenue balance at December 31, 2001..............     $    5,960
     Cash payments and accruals recorded as deferred revenues
        during 2002.............................................         11,637
     Less:  purchase accounting adjustment......................         (8,425)
                                                                     -----------
     Deferred revenue balance at December 31, 2002..............     $    9,172
                                                                     ===========

13. SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)



                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                          2003      2002        2001
                                                                       ---------  ---------   ---------
Supplemental disclosures of cash flow information:

        Cash paid for interest .....................................   $     --   $    192    $     42

Supplemental schedule of non-cash operating, investing and financing activities:
        Intangibles attributed to the CombiMatrix group ............      1,219    (46,007)         --
        Purchase price allocated to goodwill - step acquisitions ...        565     16,008          --
        Purchase price allocated to patents - step acquisitions ....         --      5,283          --
        Fixed assets purchased with accounts payable ...............         --         70          --
        Purchase of equipment under capital lease agreement ........         --         --      (3,000)
        Capital lease obligation incurred ..........................         --         --       3,000
        Deferred revenue purchase accounting adjustment ............         --      8,425          --


                            ACACIA TECHNOLOGIES GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of Acacia Research Corporation

         In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 70 present fairly, in all material respects, the financial position of Acacia Technologies Group (a division of Acacia Research Corporation as described in Note 1) at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Acacia Research Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         As more fully described in Note 1 to the financial statements, Acacia Technologies Group is a division of Acacia Research Corporation; accordingly, the financial statements of Acacia Technologies group should be read in conjunction with the consolidated financial statements of Acacia Research Corporation.



/s/ PricewaterhouseCoopers LLP

Los Angeles, California
February 27, 2004


                                            ACACIA TECHNOLOGIES GROUP
                                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                 BALANCE SHEETS
                                                 (IN THOUSANDS)

                                                                                    DECEMBER 31,    DECEMBER 31,
                                                                                       2003            2002
                                                                                   -------------   -------------
                                       ASSETS

Current assets:
  Cash and cash equivalents ....................................................   $     28,142    $     39,792
  Short-term investments .......................................................          5,059              --
  Accounts receivable ..........................................................            124              --
  Prepaid expenses and other assets ............................................            903             775
  Receivable from CombiMatrix group ............................................             99             114
                                                                                   -------------   -------------

          Total current assets .................................................         34,327          40,681

Property and equipment, net of accumulated depreciation ........................             71             180
Patents, net of accumulated amortization of $7,232 (2003) and $6,730 (2002) ....          3,566           4,068
Goodwill .......................................................................          1,776           1,834
Other assets ...................................................................            238             449
                                                                                   -------------   -------------
                                                                                   $     39,978    $     47,212
                                                                                   =============   =============

                         LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
  Accounts payable, accrued expenses and other .................................   $      1,572    $      2,524
  Deferred revenues ............................................................            104           1,503
                                                                                   -------------   -------------

          Total current liabilities ............................................          1,676           4,027

Deferred income taxes ..........................................................          1,012           1,156
Deferred revenues, net of current portion ......................................          1,500              --
                                                                                   -------------   -------------

          Total liabilities ....................................................          4,188           5,183
                                                                                   -------------   -------------

Minority interests .............................................................          1,127           1,487
                                                                                   -------------   -------------

Commitments and contingencies (Note 10)

Allocated net worth:

  Funds allocated by Acacia Research Corporation ...............................        105,129         105,557

  Accumulated net losses .......................................................        (70,466)        (65,015)
                                                                                   -------------   -------------

          Total allocated net worth ............................................         34,663          40,542
                                                                                   -------------   -------------
                                                                                   $     39,978    $     47,212
                                                                                   =============   =============


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                      F-62

                                   ACACIA TECHNOLOGIES GROUP
                          (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                   STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                             ---------------------------------
                                                                2003       2002         2001
                                                             ---------   ---------   ---------
Revenues:
  License fee income .....................................   $    692    $     43    $ 24,180
                                                             ---------   ---------   ---------

     Total revenues ......................................        692          43      24,180
                                                             ---------   ---------   ---------

Operating expenses:
  Marketing, general and administrative expenses .........      4,317       6,883       4,853
  Non-cash stock compensation expense - marketing,
    general and administrative ...........................         --          19         856
  Legal expenses - patents ...............................      1,886       1,415      11,121
  Amortization of patents and goodwill ...................        502       1,591       1,492
                                                             ---------   ---------   ---------

     Total operating expenses ............................      6,705       9,908      18,322
                                                             ---------   ---------   ---------

     Operating (loss) income .............................     (6,013)     (9,865)      5,858
                                                             ---------   ---------   ---------

Other income (expense):
  Impairment of cost method investment ...................       (207)     (2,748)         --
  Interest income ........................................        521         620       1,642
  Realized gains (losses) on short-term investments ......         94      (1,184)        350
  Unrealized (losses) gains on short-term investments ....         --        (249)        237
  Interest expense .......................................         --          (6)         --
  Equity in losses of affiliate ..........................         --          --        (195)
  Other income ...........................................         --          64          77
                                                             ---------   ---------   ---------

     Total other income (expenses) .......................        408      (3,503)      2,111
                                                             ---------   ---------   ---------

(Loss) income from continuing operations before
  income taxes and minority interests ....................     (5,605)    (13,368)      7,969

Benefit (provision) for income taxes .....................        137         710        (935)
                                                             ---------   ---------   ---------

(Loss) income from continuing operations before
  minority interests .....................................     (5,468)    (12,658)      7,034

Minority interests .......................................         17         104      (1,277)
                                                             ---------   ---------   ---------

(Loss) income from continuing operations .................     (5,451)    (12,554)      5,757

Discontinued operations:
  Estimated loss on disposal of Soundbreak.com ...........         --        (200)         --
                                                             ---------   ---------   ---------

Division net (loss) income ...............................   $ (5,451)   $(12,754)   $  5,757
                                                             =========   =========   =========


           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                             F-63

                            ACACIA TECHNOLOGIES GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                        STATEMENTS OF ALLOCATED NET WORTH
                                 (IN THOUSANDS)



Balance at December 31, 2000....................................     $   29,975

Net assets attributed to the Acacia Technologies group..........         19,277
Division net income.............................................          5,757
                                                                     -----------
Balance at December 31, 2001....................................         55,009

Net assets attributed to the Acacia Technologies group..........         (1,713)
Division net loss...............................................        (12,754)
                                                                     -----------
Balance at December 31, 2002....................................         40,542

Net assets attributed to the Acacia Technologies group..........           (428)
Division net loss...............................................         (5,451)
                                                                     -----------
Balance at December 31, 2003....................................     $   34,663
                                                                     ===========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                              ACACIA TECHNOLOGIES GROUP
                                     (A Division of Acacia Research Corporation)
                                              STATEMENTS OF CASH FLOWS
                                                   (In thousands)

                                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                                   ---------------------------------
                                                                                     2003        2002        2001
                                                                                   ---------   ---------   ---------
Cash flows from operating activities:
  Division net (loss) income from continuing operations ........................   $ (5,451)   $(12,554)   $  5,757
  Adjustments to reconcile division net (loss) income from continuing operations to net cash (used in) provided by operating activities:
           Depreciation and amortization .......................................        616       1,797       1,710
           Equity in losses of affiliate .......................................         --          --         195
           Minority interests ..................................................        (17)       (104)      1,277
           Non-cash stock compensation expense .................................         --          19         856
           Deferred tax benefit ................................................       (144)       (142)        (27)
           Net sales (purchases) of trading securities .........................         --       4,124      (4,135)
           Unrealized losses (gains) on short-term investments .................         --         249        (237)
           Impairment of cost method investment ................................        207       2,748          --
           Other ...............................................................          4         (30)         40
  Changes in assets and liabilities:
           Accounts receivable .................................................       (124)         --          --
           Prepaid expenses, other receivables and other assets ................        (45)         (1)       (455)
           Accounts payable, accrued expenses and other ........................       (411)        372         310
           Deferred revenues ...................................................        101           3       1,500
                                                                                   ---------   ---------   ---------

           Net cash (used in) provided by operating activities from
             continuing operations .............................................     (5,264)     (3,519)      6,791
           Net cash used in operating activities from discontinued operations ..       (551)       (905)     (2,182)
                                                                                   ---------   ---------   ---------
           Net cash (used in) provided by operating activities .................     (5,815)     (4,424)      4,609
                                                                                   ---------   ---------   ---------

  Cash flows from investing activities:
           Purchase of additional equity in consolidated subsidiaries ..........         --        (200)     (3,304)
           Purchase of property and equipment, net .............................         (3)        (78)        (19)
           Purchase of common stock from minority stockholders of subsidiaries .         --        (217)     (2,550)
           Purchase of available-for-sale investments ..........................     (5,059)         --          --
           Other ...............................................................         --         (97)         --
                                                                                   ---------   ---------   ---------

           Net cash used in investing activities from continuing operations ....     (5,062)       (592)     (5,873)
           Net cash used in investing activities from discontinued operations ..       (356)         (3)       (145)
                                                                                   ---------   ---------   ---------
           Net cash used in investing activities ...............................     (5,418)       (595)     (6,018)
                                                                                   ---------   ---------   ---------

  Cash flows from financing activities:
           Net cash flows attributed to the Acacia Technologies group ..........       (417)     (2,048)     18,663
                                                                                   ---------   ---------   ---------

    (Decrease) increase in cash and cash equivalents ...........................    (11,650)     (7,067)     17,254

    Cash and cash equivalents, beginning .......................................     39,792      46,859      29,605
                                                                                   ---------   ---------   ---------

    Cash and cash equivalents, ending ..........................................   $ 28,142    $ 39,792    $ 46,859
                                                                                   =========   =========   =========


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                        F-65

                            ACACIA TECHNOLOGIES GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS

         Acacia Research Corporation's continuing operations are comprised of two separate divisions: the Acacia Technologies group and the CombiMatrix group (the "groups").

         The Acacia Technologies group, a division of Acacia Research Corporation, is primarily comprised of Acacia Research Corporation's interests in two wholly owned subsidiaries: (1) Acacia Media Technologies Corporation, ("Acacia Media Technologies") a Delaware corporation and (2) Soundview Technologies, Inc., ("Soundview Technologies") a Delaware corporation, and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the Acacia Research Corporation's intellectual property licensing business.

         The Acacia Technologies group is responsible for the development, acquisition, licensing and protection of intellectual property and proprietary technologies and is pursuing additional licensing and strategic business alliances with leading companies in the rapidly growing intellectual property licensing industry.

         The Acacia Technologies group owns and out-licenses a portfolio of pioneering U.S. and foreign patents covering digital audio and video transmission and receiving systems, commonly known as audio-on-demand, video-on-demand, and audio/video streaming. The Acacia Technologies group's patented proprietary digital media transmission ("DMT"), technology, enables the digitization, encryption, storage, transmission, receipt and playback of digital content via several means including the Internet, cable, satellite and wireless systems. The Acacia Technologies group believes its DMT technology is utilized by a variety of companies in activities including digital ad insertion, cable programming, satellite programming, hotel in-room entertainment services, distance learning, and other Internet programming involving digital audio/video content. The DMT technology is protected by five U.S. and 31 foreign patents. The Acacia Technologies group also owns and has out-licensed to consumer electronics manufacturers, patented technology known as the V-chip. The V-chip technology was protected by U.S. Patent No. 4,554,584, which expired in July 2003. The V-chip was adopted by manufacturers of televisions sold in the United States to provide blocking of certain programming based upon its content rating code, in compliance with the Telecommunications Act of 1996.

LIQUIDITY AND RISKS

         The Acacia Technologies group believes that its cash and cash equivalent and short term investment balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements through at least the next twelve months.

         Until 2003, the Acacia Technologies group generated substantially all of its revenues from licensing the Acacia Technologies group's patented V-chip technology to television manufacturers. The V-chip patent expired in July 2003. The Acacia Technologies group will not be able to collect royalties for televisions containing V-chip technology sold after the expiration of the patent, but it may still collect revenues from the sale of such televisions in the United States before the expiration date. The Acacia Technologies group is marketing and commercially licensing its DMT technology and is currently developing additional technologies. However, there can be no assurance that the Acacia Technologies group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the Acacia Technologies group and on Acacia Research Corporation's ability to achieve its intended business objectives. The Acacia Technologies group's success also depends on its ability to enforce and protect its intellectual property.

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

         Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for the management allocation policies, treasury and cash management policies, asset and liability attribution policies, corporate, general and administrative services and facilities allocation policies and federal and state income tax allocation policies, utilized in the preparation of the separate Acacia Technologies group financial statements.

         REVENUE RECOGNITION. The Acacia Technologies group recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB No. 104") and related authoritative pronouncements. License fee income is recognized as revenue when (i) persuasive evidence of an arrangement exists,
(ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

         Under the terms of the Acacia Technologies group's DMT license agreements, the Acacia Technologies group grants an annual non-exclusive license for the use of its patented DMT technology. In most instances, our license agreements provide for recurring royalty payments for each year that the license agreements are in effect through the expiration of the patents. Pursuant to the terms of the DMT license agreements, once executed, the Acacia Technologies group has no further obligations with respect to the grant of the annual license each year. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

         PER UNIT ROYALTIES: Revenue generated from license agreements that provide for the calculation of royalties on a per-unit basis are accrued and recognized as revenue in the period earned, provided that amounts are fixed or determinable and collectibility is reasonably assured.

         PERCENTAGE OF LICENSEE SALES ROYALTIES: Certain license agreements provide for the calculation of license fees based on a licensee's actual quarterly sales applied to a contractual royalty rate. Licensees that pay license fees on a quarterly basis generally report actual quarterly sales information and related quarterly license fees due to the Acacia Technologies group within 30 to 45 days after the end of the quarter in which such activity takes place. Consequently, the Acacia Technologies group recognizes revenue from these licensing agreements on a three-month lag basis, in the quarter following the quarter of sales, provided amounts are fixed or determinable and collectibility is reasonably assured. The lag method described above allows for the receipt of licensee royalty reports prior to the recognition of revenue.

         MINIMUM UPFRONT ANNUAL ROYALTIES: Certain license agreements provide for the calculation and payment of a minimum upfront annual license fee, based upon a licensee's expected annual sales during each annual license term. These license fee payments are deferred and amortized to revenue on a straight-line basis over the annual license term. To the extent actual annual royalties reported at the conclusion of each annual license term exceed the amount prepaid, the additional royalties are recognized in revenue in the quarter following the annual license term provided that amounts are fixed or determinable and collectibility is reasonably assured.

         License fee payments received by the Acacia Technologies group that do not meet the revenue recognition criteria described above are deferred until the revenue recognition criteria are met. The Acacia Technologies group assesses collection of accrued license fees based on a number of factors, including past transaction history and credit-worthiness. If it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash.

         As a result of the Acacia Technologies group's licensing and any related intellectual property enforcement activities that we choose to conduct, we may recognize royalty revenues that relate to prior period infringements by licensees. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts will be recognized in the period the adjustment is determined as a change in accounting estimate.

         Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as a current liability. At December 31, 2003 and 2002, the Acacia Technologies group balance sheets include deferred revenues related to payments received in advance of the culmination of the earnings process, which will be recognized as revenue in future periods when the applicable revenue recognition criteria, as described above, are met.

         CASH AND CASH EQUIVALENTS. The Acacia Technologies group considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

         SHORT-TERM INVESTMENTS. The Acacia Technologies group's short-term investments are held in a variety of interest bearing instruments including high-grade corporate bonds, commercial paper, money market accounts, certificates of deposit and other high-credit quality marketable securities. Investments in securities with original maturities of greater than three months and less than one year are classified as short-term investments. Investments are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). At December 31, 2003 and 2002, all of the Acacia Technologies group's investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a component of allocated net worth until realized. During 2002 and 2001, certain of the Acacia Technologies group's investments were classified as trading securities. Realized and unrealized gains and losses in the value of trading securities are included in net income (loss) in the consolidated statements of operations and comprehensive loss.

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

         CONCENTRATION OF CREDIT RISKS. Cash and cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Acacia Technologies group has not experienced any losses on its deposits of cash and cash equivalents. One licensee accounted for approximately 28% of the Acacia Technologies group's license fee revenues recognized during the year ended December 31, 2003, and also represents approximately 31% of accounts receivable at December 31, 2003. The Acacia Technologies group performs regular credit evaluations of its significant licensees and has not experienced any significant credit losses.

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

        Furniture and fixtures.......................    3 to 5 years
        Computer hardware and software...............    3 to 5 years
        Leasehold improvements.......................    Lesser of lease term or
                                                         useful life of
                                                         improvement

         ORGANIZATION COSTS. Costs of start-up activities, including organization costs, are expensed as incurred.

         PATENTS AND GOODWILL. Goodwill and identifiable intangibles, including patents, are recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible assets acquired. Patents, once issued or purchased, are amortized on the straight-line method over their economic remaining useful lives, ranging from three to twenty years. Goodwill is not amortized.

         IMPAIRMENT OF LONG-LIVED ASSETS GOODWILL. Long-lived assets and intangible assets are reviewed for potential impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

         Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. The Acacia Technologies group has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. The Acacia Technologies group has two reporting units: 1) Acacia Media Technologies Corporation and 2) Soundview Technologies, Inc. As of January 1, 2002, the date of adoption of the standard, the Acacia Technologies group had unamortized goodwill in the amount of $1,776,000. The Acacia Technologies group performed a transitional goodwill impairment assessment in 2002 and a year end goodwill impairment assessment in 2002 and 2003 and determined that there was no impairment of goodwill. The fair value of the Acacia Technologies group reporting unit was estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, other receivables, accounts payable and accrued expenses approximate fair value due to their short-term maturity.

         STOCK-BASED COMPENSATION. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein. In 2001 and earlier periods, stock compensation expense recorded related to Acacia Research Corporation employees was allocated to the Acacia Technologies group. As a result of the recapitalization transaction discussed earlier, in future periods, stock compensation expense, if any, resulting from the issuance of AR-Acacia Technologies stock will generally be allocated to the Acacia Technologies group.

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

         EARNINGS (LOSS) PER SHARE. Earnings (loss) per share information is omitted from the Acacia Technologies group statements of operations because AR-Acacia Technologies stock is part of the capital structure of Acacia Research Corporation. The Acacia Technologies group is not a separate legal entity. Holders of AR-Acacia Technologies stock continue to be stockholders of Acacia Research Corporation. This presentation reflects the fact that the Acacia Technologies group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock transactions legal transactions of the Acacia Technologies group. Refer to the Acacia Research Corporation consolidated financial statements for earnings(loss) per share information for Acacia Research Corporation's classes of stock, computed using the two-class method in accordance with SFAS No. 128 "Earnings per Share."

         RECENT ACCOUNTING PRONOUNCEMENTS. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

3.  SHORT-TERM INVESTMENTS

         Short-term investments consists of the following at December 31, 2003 (in thousands):

                                                        AMORTIZED        FAIR
        2003                                              COST          VALUE
                                                       -----------   -----------
        Available-for-sale securities:
            Corporate bonds and notes................  $    4,056    $    4,059
            U.S. government securities...............       1,000         1,000
                                                       -----------   -----------
                                                       $    5,056    $    5,059
                                                       ===========   ===========

         There were no short-term investments as of December 31, 2002. Gross unrealized gains and losses related to available-for-sale securities were not material for 2003. All investments in debt securities classified as available-for-sale as of December 31, 2003 are due within one year.


4. PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2003 and 2002 (in thousands):

                                                           2003         2002
                                                       -----------   -----------
        Furniture and fixtures.......................  $      192    $      189
        Computer hardware and software...............         243           287
        Leasehold improvements.......................         209           208
                                                       -----------   -----------
                                                              644           684
        Less:  accumulated depreciation..............        (573)         (504)
                                                       -----------   -----------
                                                       $       71    $      180
                                                       ===========   ===========

         Depreciation expense was $114,000, $209,000 and $218,000 for the years ended December 31, 2003, 2002 and 2001, respectively.


5. BALANCE SHEET COMPONENTS

         Accounts payable, accrued expenses and other consists of the following at December 31, 2003 and December 31, 2002 (in thousands):

                                                          2003          2002
                                                       -----------   -----------
        Accounts payable.............................  $      229    $      234
        Payroll, vacation and other employee
          benefits...................................         347           455
        Accrued liabilities of discontinued
          operations.................................         388           915
        Accrued legal expenses.......................         495           626
        Other accrued liabilities....................         113           294
                                                       -----------   -----------
                                                       $    1,572    $    2,524
                                                       ===========   ===========

6. INVESTMENTS IN AFFILIATES

        In the second quarter of 2003, the Acacia Technologies group recorded an impairment charge of $207,000 for an other-than-temporary decline in the fair value of Acacia Research Corporation's investment in Advanced Data Exchange ("ADX"). Impairment indicators included a continued decline in the working capital of the entity and reference to a recent equity transaction and related valuation indicating an other-than-temporary decline in fair value of the investment. In September 2002, the Acacia Technologies group recorded an impairment charge of $2,748,000 for an other-than-temporary decline in the fair value of ADX. Impairment indicators included recurring losses, a decline in working capital and the completion of a recent equity transaction with a shareholder at an amount below Acacia Research Corporation's carrying value. The fair value of the investment in ADX was determined by reference to available financial and market information. The investment in ADX is accounted for under the cost method.

         In 2002, the Acacia Technologies group conducted a portion of its investing activity through a limited partnership, of which a wholly owned subsidiary of Acacia Research Corporation is the general partner. The limited partnership ceased trading activity in May 2002. As a result of the significant control that Acacia Research Corporation exercised over the limited partnership, the assets and liabilities and results of operations have been consolidated by Acacia Research Corporation during 2002. As of December 31, 2002, the limited partnership had distributed all limited partner capital account balances and as a result has no net assets as of December 31, 2002. Prior to cessation of operations, the net assets, liabilities and results of operations of the limited partnership, which included certain health sciences securities, were attributed to the Acacia Technologies group.


7. INTANGIBLES AND GOODWILL

         At December 31, 2003 and 2002, the Acacia Technologies group had $1,776,000 and $1,834,000 of goodwill, primarily related to the Soundview Technologies reporting unit. The Acacia Technologies group adopted SFAS No. 142 effective January 1, 2002 and ceased amortizing goodwill on that date. Division net income for the year ended December 31, 2001, adjusted to exclude goodwill amortization expense of $216,000, was $5,973,000.

         The Acacia Technologies group's only identifiable intangible assets are patents. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2003 and 2002 are as follows (in thousands):

                                                          2003           2002
                                                       -----------   -----------
        Gross carrying amount - patents..............  $   10,798    $   10,798
        Accumulated amortization.....................      (7,232)       (6,730)
                                                       -----------   -----------
        Patents, net.................................  $    3,566    $    4,068
                                                       ===========   ===========

        Aggregate patent amortization expense was $502,000, $1,591,000 and $1,277,000 in 2003, 2002 and 2001, respectively. Annual aggregate amortization expense for each of the next five years through December 31, 2008 is estimated to be $500,000 per year.

         At December 31, 2003 and 2002, all of the Acacia Technologies group's acquired intangible assets other than goodwill were subject to amortization.

8.  INCOME TAXES

         Acacia Technologies group's allocated provision (benefit) for income taxes consists of the following (in thousands):

                                            2003          2002          2001
                                         -----------   -----------   -----------
        Current:
           U.S. Federal tax............  $       (2)   $     (572)   $      776
           State taxes.................           9             4           183
                                         -----------   -----------   -----------
                                                  7          (568)          959
                                         -----------   -----------   -----------
        Deferred:
           U.S. Federal tax............        (144)         (142)          (24)
           State taxes.................          --            --            --
                                         -----------   -----------   -----------
                                               (144)         (142)          (24)
                                         -----------   -----------   -----------
                                         $     (137)   $     (710)   $      935
                                         ===========   ===========   ===========

         The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2003 and 2002 (in thousands):

                                                          2003          2002
                                                       -----------   -----------
Deferred tax assets:
  Basis of investments in affiliates.................  $   26,159    $   18,265
  Depreciation and amortization......................          62             4
  Stock compensation.................................         740           740
  Accrued liabilities and other......................       1,809         1,374
  Write-off of investments...........................       1,282         1,200
  Net operating loss and capital loss carryforwards
    and credits......................................      20,071        16,529
                                                       -----------   -----------
   Total deferred tax assets.........................      50,123        38,112
   Less:  valuation allowance........................     (50,123)      (38,112)
                                                       -----------   -----------
   Deferred tax assets, net of valuation allowance...          --            --
                                                       -----------   -----------
 Deferred tax liabilities:
   Intangibles.......................................      (1,012)       (1,156)
                                                       -----------   -----------
    Net deferred tax liability.......................  $   (1,012)   $   (1,156)
                                                       ===========   ===========

         A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

                                                   2003       2002       2001
                                                 ---------  ---------  ---------
    Statutory federal tax rate..................     (34%)      (34%)      (34%)
    State income taxes, net of federal benefit..      --         --         (2%)
    Amortization of intangible assets...........       1%         5%       (13%)
    Non deductible permanent items..............      --         (4%)       --
    Valuation allowance.........................      32%        28%        37%
                                                 ---------  ---------  ---------
                                                      (1%)       (5%)      (12%)
                                                 =========  =========  =========

         At December 31, 2003, the Acacia Technologies group has deferred tax assets totaling approximately $50,122,000, which are fully offset by a valuation allowance due to management's determination that the criteria for recognition have not been met.

         At December 31, 2003, the Acacia Technologies group had U.S. Federal and state income tax net operating loss carry forwards ("NOLs"), excluding NOLs related to subsidiaries for which we do not file a consolidated return, were approximately $46,259,000 and $32,485,000, expiring between 2004 and 2023. In addition, the Acacia Technologies group had tax credit carryforwards of approximately $62,000.

         As of December 31, 2003, the aggregate tax NOLs at subsidiaries not consolidated for tax purposes are $19,598,000 and $10,782,000 for federal and state income tax purposes, respectively, expiring between 2004 and 2023. However, the use of these NOLs are limited to the separate earnings of the respective subsidiaries. In addition, ownership changes may also restrict the use of NOLs.

         Had the Acacia Technologies group filed separate tax returns, the provision (benefit) for income taxes and division net income (loss) would not have differed from the amounts reported in the Acacia Technologies group's statements of operations for the years ended December 31, 2003, 2002, and 2001.

         As of December 31, 2003, approximately $9,662,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia Research Corporation's NOLs. At such time as the valuation allowance is released, the benefit will be credited to additional paid-in capital.


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

         Discontinued operations did not have an impact on the December 31, 2003 or 2001 Acacia Technologies group statement of operations.

         The assets and liabilities of the discontinued operations at December 31, 2003 and 2002 consist primarily of $1,953,000 and $3,109,000 of cash and cash equivalents and $388,000 and $918,000 of accounts payable and accrued expenses, respectively.


10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         Acacia Technologies group leases certain office furniture and equipment and office space under various operating lease agreements expiring over the next 5 years. Minimum annual rental commitments for Acacia Technologies group operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

         YEAR

         2004.................................................       $      295
         2005.................................................              303
         2006.................................................              312
         2007.................................................               39
                                                                     -----------
         Total minimum lease payments.........................       $      949
                                                                     ===========

         Rent expense of continuing operations for the years ended December 31, 2003, 2002 and 2001 approximated $467,000, $445,000 and $529,000, respectively.

LITIGATION

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

         In September 2003, a motion for summary judgment filed by the remaining defendants was granted by the United States District Court for the District of Connecticut on Soundview Technologies' anti-trust claims due to the Court's previous ruling of non-infringement as described above.

         The decisions are currently being appealed to the U.S. Court of Appeals for the Federal Circuit. While we are currently appealing the two summary judgment rulings, litigation is inherently uncertain and we can give no assurance that we will be successful in any such appeals.

         The rulings have no impact on the revenues that the Acacia Technologies group has recognized to date from licensees of its patented V-chip technology. Further, none of the revenues recognized are contingent upon any court rulings or the future outcome of any litigation with unlicensed television manufacturers.

          ACACIA MEDIA TECHNOLOGIES

          In February 2003, Acacia Media Technologies initiated DMT patent infringement litigation in the Federal District Court for the Central District of California against approximately 39 defendants who provide adult oriented digital content over the Internet. All of the defendants were previously notified of our belief that their conduct infringes on our patent rights. As of December 31, 2003, nine of the original 39 defendants remain in the initial litigation.

          In December 2003, Acacia Media Technologies added an additional eight defendants to its pending patent infringement litigation described above. The new complaints, filed with the Court, seek to create a defendant class for all adult entertainment companies that infringe Acacia Media Technologies' DMT patents by transmitting pre-recorded, digital audio and audio/video adult content via any electronic communication channel into or from the Central District of California, or that operate at least one interactive website where a user located in Central District of California can exchange information with a host computer. Defendant class action status, which must be approved by the court, would permit the court's rulings on certain key issues to legally bind all members of the class, whether or not they have been specifically named as defendants in the litigation.

         In November 2003, Acacia Media Technologies initiated a patent infringement lawsuit in the Federal District Court for the Central District of California against On Command Corporation, provider of interactive in-room entertainment, information and business services to the lodging industry, regarding Acacia Media Technologies' DMT technology.

         Acacia Technologies group is subject to other claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Acacia Technologies group's financial position, results of operations or cash flows. However, the Acacia Technologies group could be subject to claims and legal actions relating to the CombiMatrix group.

OTHER

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies Corporation in November 2001, Acacia Media Technologies Corporation also executed related assignment agreements which granted to the former owners of Acacia Media Technologies Corporation's current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies Corporation's current patent portfolio, which includes its DMT patents. No royalty obligation has been incurred as of December 31, 2003. Any royalties paid pursuant to the agreements will be expensed in the statement of operations.

11.  ALLOCATED NET WORTH

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

                                                                       ACACIA
                                                                    TECHNOLOGIES
                                                                        GROUP
                                                                     -----------

2001
Allocated corporate charges......................................... $   (1,118)
Units issued in private placement, net..............................     18,361
Stock options exercised.............................................      1,252
Change in capital due to issuance of stock by subsidiaries..........        737
Compensation expense relating to stock options and warrants.........         47
Stock dividend......................................................         (2)
                                                                     -----------
Net assets attributed to the Acacia Technologies group - 2001....... $   19,277
                                                                     ===========
2002
Allocated corporate charges......................................... $   (1,032)
Stock options exercised.............................................        136
Compensation expense relating to stock options and warrants.........         19
Acquisition costs allocated to the CombiMatrix group................       (834)
Other...............................................................         (2)
                                                                     -----------
Net assets attributed to the Acacia Technologies group - 2002....... $   (1,713)
                                                                     ===========
2003
Allocated corporate charges......................................... $     (637)
Stock options exercised.............................................        190
Unrealized gain on short-term investments...........................          2
Other...............................................................         17
                                                                     -----------
Net assets attributed to the Acacia Technologies group - 2003....... $     (428)
                                                                     ===========

         In January 2001, Acacia Research Corporation completed an institutional private equity financing raising gross proceeds of $19.0 million ($17.9 million, net of issuance costs) through the issuance of 1,107,274 units. Proceeds from this equity financing were attributed to the Acacia Technologies group.

12. SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                               2003        2002        2001
                                                            ----------  ----------  ----------
Supplemental disclosures of cash flow information:
    Cash paid for income taxes ...........................  $       9   $      --   $     597

Supplemental schedule of non-cash operating, investing
  and financing activities:
    Liabilities assumed in acquisition of minority
      ownership interest in subsidiary....................         --          --         200
    Accrued payments for purchase of common stock from
      former minority stockholders of subsidiary..........         --          58         217
     Loss from discontinued operations of Soundbreak.com..         --         480          --



                                  EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

  2.1 Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
  2.2 Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (attached as Annex A to the Prospectus/Proxy Statement included in this Registration Statement)
  3.1       Restated Certificate of Incorporation (2)
  3.2       Amended and Restated Bylaws (3)
  4.1       Form of Specimen Certificate of Acacia's Common Stock (4)
  10.1      Acacia 1993 Stock Option Plan (5)
  10.2      Form of Stock Option Agreement for Acacia 1993 Stock Option Plan (5)
  10.3      Acacia 1996 Stock Option Plan, as amended (6)
  10.4 Form of Option Agreement constituting the Acacia 1996 Executive Stock Bonus Plan (7)
  10.5      CombiMatrix Corporation 1995 Stock Option Plan (8)
  10.6      CombiMatrix Corporation 1998 Stock Option Plan (8)
  10.7      CombiMatrix Corporation 2000 Stock Awards Plan (8)
  10.8      2002 CombiMatrix Stock Incentive Plan (9)
  10.9      2002 Acacia Technologies Stock Incentive Plan (10)
  10.10     Agreement between Acacia Research and Paul Ryan (11)
  10.11 Lease Agreement dated April 30, 1998, between Acacia and EOP-Pasadena Towers, L.L.C., a Delaware limited liability company doing business as EOP-Pasadena, LLC (12)
  10.12 Lease Agreement between Soundbreak.com Incorporated and 8730 Sunset Towers and related Guaranty (13)
  10.13 First Amendment dated June 26, 2000, to Lease Agreement between Acacia and Pasadena Towers, L.L.C. (14)
  10.14 Sublease dated November 30, 2001, between Acacia and Jenkens & Gilchrist (14)
  10.15 Lease Agreement dated January 28, 2002, between Acacia and The Irvine Company (14)
  10.16 Settlement Agreement dated September 30, 2002, by and among Acacia, CombiMatrix Corporation, Donald D. Montgomery, Ph.D. and Nanogen, Inc.(8)
  10.17+ Research & Development Agreement dated September 25, 2002, between CombiMatrix Corporation and Roche Diagnostics GmbH(8)
  10.18+ License Agreement dated September 25, 2002 between CombiMatrix Corporation and Roche Diagnostics GmbH(8)
  10.19     Form of Indemnification Agreement
  21.1      List of Subsidiaries
  23.1 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of Acacia Research Corporation)
  23.2 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of CombiMatrix Corporation)
  23.3 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of the Acacia Technologies group and the CombiMatrix group)
  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.1 Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
  32.2 Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------------

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