Form 10-Q
period 2004-03-31
ACACIA RESEARCH CORP
filed 2004-05-04
CIK 934549

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                  _____________

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004


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

         As of April 30, 2004, 19,781,693 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of April 30, 2004, 30,871,566 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

================================================================================

                                          ACACIA RESEARCH CORPORATION
                                               TABLE OF CONTENTS

PART I.     FINANCIAL INFORMATION

            Item 1.   Financial Statements

                      Acacia Research Corporation Consolidated Financial Statements

                      Consolidated Balance Sheets as of March 31, 2004 and
                      December 31, 2003 (Unaudited).......................................................   1

                      Consolidated Statements of Operations and Comprehensive Loss for the
                      Three Months Ended March 31, 2004 and 2003 (Unaudited)..............................   2

                      Consolidated Statements of Cash Flows for the Three Months Ended
                      March 31, 2004 and 2003 (Unaudited).................................................   3

                      Notes to Consolidated Financial Statements (Unaudited)..............................   4


                      *CombiMatrix Group Financial Statements

                      Balance Sheets as of March 31, 2004 and December 31, 2003 (Unaudited)...............  15

                      Statements of Operations for the Three Months Ended
                      March 31, 2004 and 2003 (Unaudited).................................................  16

                      Statements of Cash Flows for the Three Months Ended
                      March 31, 2004 and 2003 (Unaudited).................................................  17

                      Notes to Financial Statements (Unaudited)...........................................  18


                      *Acacia Technologies Group Financial Statements

                      Balance Sheets as of March 31, 2004 and December 31, 2003 (Unaudited)...............  22

                      Statements of Operations for the Three Months Ended
                      March 31, 2004 and 2003 (Unaudited).................................................  23

                      Statements of Cash Flows for the Three Months Ended
                      March 31, 2004 and 2003 (Unaudited).................................................  24

                      Notes to Financial Statements (Unaudited)...........................................  25


            Item 2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................  29

            Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................  63

            Item 4.   Controls and Procedures.............................................................  63


PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings...................................................................  64

            Item 6.   Exhibits and Reports on Form 8-K....................................................  65

SIGNATURES................................................................................................  66

EXHIBIT INDEX ............................................................................................  67


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

                                              ACACIA RESEARCH CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                                      (UNAUDITED)

                                                                                         MARCH 31,        DECEMBER 31,
                                                                                           2004               2003
                                                                                       -------------     -------------
                                     ASSETS

Current assets:
      Cash and cash equivalents ..................................................     $     32,982      $     31,949
      Short-term investments .....................................................           17,962            18,551
      Accounts receivable, net of allowance for doubtful accounts
         of $0 (2004) and $145 (2003) ............................................              339               323
      Prepaid expenses, inventory, and other assets ..............................            1,522             1,180
                                                                                       -------------     -------------

              Total current assets ...............................................           52,805            52,003

Property and equipment, net of accumulated depreciation ..........................            2,552             2,823
Patents, net of accumulated amortization of $9,610 (2004) and $9,210 (2003).......           13,284            13,683
Goodwill .........................................................................           21,200            21,200
Other assets .....................................................................              332               331
                                                                                       -------------     -------------

                                                                                       $     90,173      $     90,040
                                                                                       =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable, accrued expenses and other ...............................     $      3,797      $      3,244
      Current portion of deferred revenues .......................................              647            18,108
                                                                                       -------------     -------------

              Total current liabilities ..........................................            4,444            21,352

Deferred income taxes ............................................................            3,190             3,260
Deferred revenues, net of current portion ........................................            3,920             3,901
Other liabilities ................................................................            1,257                --
                                                                                       -------------     -------------

        Total liabilities ........................................................           12,811            28,513
                                                                                       -------------     -------------

Minority interests ...............................................................            1,127             1,127
                                                                                       -------------     -------------

Commitments and contingencies (Note 8)

Redeemable Stockholders' equity:
      Preferred stock
         Acacia Research Corporation, par value $0001 per share;
            10,000,000 shares authorized; no shares issued or outstanding ........               --                --
      Common stock
         Acacia Research - Acacia Technologies stock, par value
            $0.001 per share; 50,000,000 shares authorized; 19,781,693 and
            19,739,984 shares issued and outstanding as of March 31, 2004
            and December 31, 2003, respectively ..................................               20                20
         Acacia Research - CombiMatrix stock, par value $0.001 per share;
            50,000,000 shares authorized;  27,766,703 and 26,328,122 shares issued and outstanding as of March 31, 2004 and December 31, 2003,
            respectively .........................................................               28                26
      Additional paid-in capital .................................................          249,195           244,517
      Deferred stock compensation ................................................             (521)             (766)
      Accumulated comprehensive income ...........................................               15                 8
      Accumulated deficit ........................................................         (172,502)         (183,405)
                                                                                       -------------     -------------

              Total stockholders' equity .........................................           76,235            60,400
                                                                                       -------------     -------------

                                                                                       $     90,173      $     90,040
                                                                                       =============     =============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                          1

                                           ACACIA RESEARCH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                                   (UNAUDITED)

                                                                                    FOR THE THREE MONTHS ENDED
                                                                                 --------------------------------
                                                                                 MARCH 31, 2004    MARCH 31, 2003
                                                                                 --------------    --------------
Revenues:
      Research and development contract ....................................     $     17,302      $         --
      License fees .........................................................              599                 6
      Government contract ..................................................              217                --
      Service contracts ....................................................               81                 7
      Products .............................................................               16               209
                                                                                 -------------     -------------

                  Total revenues ...........................................           18,215               222
                                                                                 -------------     -------------

Operating expenses:
      Cost of product sales ................................................                4                77
      Research and development expenses ....................................            1,588             2,335
      Non-cash stock compensation amortization - research and development ..               69                 2
      Marketing, general and administrative expenses .......................            3,886             4,255
      Non-cash stock compensation amortization - marketing,
         general and administrative ........................................              334               138
      Amortization of patents ..............................................              399               400
      Legal settlement charges .............................................            1,257                --
                                                                                 -------------     -------------

                  Total operating expenses .................................            7,537             7,207
                                                                                 -------------     -------------

                  Operating income (loss) ..................................           10,678            (6,985)
                                                                                 -------------     -------------

Other income:
      Interest income ......................................................              158               215
      Realized gains on short-term investments .............................               --                37
                                                                                 -------------     -------------

                  Total other income .......................................              158               252
                                                                                 -------------     -------------

Income (loss) from operations before income taxes and minority interests....           10,836            (6,733)

Benefit for income taxes ...................................................               67                60
                                                                                 -------------     -------------

Income (loss) from operations before minority interests ....................           10,903            (6,673)

Minority interests .........................................................               --                 6
                                                                                 -------------     -------------

Net income (loss) ..........................................................           10,903            (6,667)
                                                                                 -------------     -------------

      Unrealized gains (losses) on short-term investments ..................                2                (8)
      Unrealized gains (losses) on foreign currency translation ............                6                (7)
                                                                                 -------------     -------------

Comprehensive income (loss) ................................................     $     10,911      $     (6,682)
                                                                                 =============     =============

Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
   Net income (loss) .......................................................     $       (989)     $     (1,494)
   Basic and diluted loss per share ........................................            (0.05)            (0.08)

Attributable to the CombiMatrix group:
Basic
   Net income (loss) .......................................................     $     11,892      $     (5,173)
   Basic net income (loss) per share .......................................             0.44             (0.23)
Diluted
   Net income (loss) .......................................................     $     11,892      $     (5,173)
   Diluted net income (loss) per share .....................................             0.41             (0.23)

Weighted average shares:
   Acacia Research - Acacia Technologies stock:
       Basic and diluted ...................................................       19,752,335        19,640,808
                                                                                 =============     =============
   Acacia Research - CombiMatrix stock:
       Basic ...............................................................       27,274,627        22,983,278
                                                                                 =============     =============
       Diluted .............................................................       29,233,817        22,983,278
                                                                                 =============     =============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                       2

                                                ACACIA RESEARCH CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)
                                                        (UNAUDITED)

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                    ---------------------------------------
                                                                                     MARCH 31, 2004         MARCH 31, 2003
                                                                                    -----------------     -----------------
Cash flows from operating activities:
  Net income (loss) from operations ...........................................     $         10,903      $         (6,667)
  Adjustments to reconcile net income (loss) from operations to net cash used in operating activities:
       Depreciation and amortization ..........................................                  712                   767
       Minority interests .....................................................                   --                    (6)
       Non-cash stock compensation amortization ...............................                  403                   140
       Deferred tax benefit ...................................................                  (70)                  (70)
       Non-cash legal settlement charge .......................................                1,257                    --
       Other ..................................................................                  (27)                  121
Changes in assets and liabilities:
       Accounts receivable ....................................................                  (16)                  301
       Prepaid expenses, inventory and other assets ...........................                 (221)                 (397)
       Accounts payable, accrued expenses and other ...........................                  671                  (250)
       Deferred revenues ......................................................              (17,442)                1,508
                                                                                    -----------------     -----------------

       Net cash used in operating activities from continuing operations .......               (3,830)               (4,553)
       Net cash used in operating activities from discontinued operations .....                  (87)                  (86)
                                                                                    -----------------     -----------------
       Net cash used in operating activities ..................................               (3,917)               (4,639)
                                                                                    -----------------     -----------------

Cash flows from investing activities:
       Purchase of property and equipment, net ................................                  (97)                  (24)
       Purchase of available-for-sale investments .............................              (13,605)                 (469)
       Sale of available-for-sale investments .................................               14,196                 2,462
                                                                                    -----------------     -----------------

       Net cash provided by investing activities from continuing operations ...                  494                 1,969
       Net cash used in investing activities from discontinued operations .....                   --                  (344)
                                                                                    -----------------     -----------------
       Net cash provided by investing activities ..............................                  494                 1,625
                                                                                    -----------------     -----------------

Cash flows from financing activities:
       Proceeds from the exercise of stock options and warrants ...............                4,450                    --
                                                                                    -----------------     -----------------

       Net cash provided by financing activities ..............................                4,450                    --
                                                                                    -----------------     -----------------

Effect of exchange rate on cash ...............................................                    6                    (7)
                                                                                    -----------------     -----------------

Increase (decrease) in cash and cash equivalents ..............................                1,033                (3,021)

Cash and cash equivalents, beginning ..........................................               31,949                43,083
                                                                                    -----------------     -----------------


Cash and cash equivalents, ending .............................................     $         32,982      $         40,062
                                                                                    =================     =================

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                             3

                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, as reported by us in our Annual Report on Form 10-K. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements include the accounts of Acacia Research Corporation and its wholly owned and majority-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

         The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of our financial position as of March 31, 2004 and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

         Acacia Research Corporation ("we," "us" and "our") is comprised of two operating groups.

         Our life sciences business, referred to as the "CombiMatrix group," is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's wholly owned subsidiary, CombiMatrix K.K. CombiMatrix Corporation is a life sciences technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip. This proprietary technology has applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. CombiMatrix K.K., a Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix Corporation's active array system with pharmaceutical and biotechnology companies in the Asian market.

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

         COMBIMATRIX GROUP

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

         Revenues from government grants and contracts are recognized in accordance with Accounting Research Bulletin ("ARB") No. 43, "Government Contracts," and related pronouncements. Accordingly, revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at each reporting period. Under the percentage-of-completion method of accounting, contract revenues and expenses are recognized in the period that work is performed based on the percentage of actual incurred costs to estimated total contract costs. Actual contract costs and cost estimates include direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges. Contract change orders and claims are included when they can be reliably estimated and are considered probable. For contracts that extend over a one-year period, revisions in contract cost estimates, if they occur, have the effect of adjusting current period earnings applicable to performance in prior periods. Should current contract estimates indicate an overall future loss to be incurred, a provision is made for the total anticipated loss in the current period.

         Revenue from the sale of products and services is recognized when delivery has occurred or services have been rendered.

         Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as current. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria as described above are met.

         ACACIA TECHNOLOGIES GROUP

         Under the terms of our digital media transmission ("DMT") license agreements, the Acacia Technologies group grants an annual non-exclusive license for the use of its patented DMT technology. In most instances, our license agreements provide for recurring royalty payments for each year that the license agreements are in effect through the expiration of the patents. Pursuant to the terms of our DMT license agreements, once executed, the Acacia Technologies group has no further obligations with respect to the grant of the annual license each year. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

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

         INVENTORY. Inventory, which consists primarily of raw materials to be used in the production of the CombiMatrix group's array products, is stated at the lower of cost or market using the first-in, first-out method.

         STOCK-BASED COMPENSATION. Acacia Research Corporation has two stock-based employee compensation plans, the 2002 CombiMatrix Stock Incentive Plan and the 2002 Acacia Technologies Stock Incentive Plan. Compensation cost of stock options issued to employees is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is generally deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). We have adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123" ("SFAS No. 148"), with respect to options issued to employees. Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by SFAS No. 123 and related interpretations.

         The following table illustrates the effect on net income (loss) and income (loss) per share if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

                                                                  AR-ACACIA TECHNOLOGIES STOCK          AR-COMBIMATRIX STOCK
                                                                        THREE MONTHS ENDED               THREE MONTHS ENDED
                                                                 -------------------------------   -------------------------------
                                                                 MARCH 31, 2004   MARCH 31, 2003   MARCH 31, 2004   MARCH 31, 2003
                                                                 --------------   --------------   --------------   --------------
Income (loss) from operations as reported ....................    $      (989)     $    (1,494)     $    11,892      $   (5,173)
Add: Stock-based compensation, intrinsic value method
   reported in net income, net of tax and minority
   interests .................................................             --               --              238              69
Deduct: Pro forma stock-based compensation fair value
   method, net of tax and minority interests .................           (562)          (1,078)          (1,772)         (2,782)
Income (loss) from operations, pro forma .....................         (1,551)          (2,572)          10,358          (7,886)
Basic income (loss) per share from operations as reported ....          (0.05)           (0.08)            0.44           (0.23)
Basic income (loss) per share from operations, pro forma .....          (0.08)           (0.13)            0.38           (0.34)
Diluted income (loss) per share from operations as
   reported ..................................................          (0.05)           (0.08)            0.41           (0.23)
Diluted income (loss) per share from operations, pro forma ...          (0.08)           (0.13)            0.35           (0.34)

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

         Goodwill is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. Acacia Research Corporation has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. Our three reporting units are: 1) Acacia Media Technologies Corporation and 2) Soundview Technologies, Inc., which are the primary components of the Acacia Technologies group, and 3) the CombiMatrix group. The fair values of our reporting units are estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.


3.       EARNINGS PER SHARE

         EARNINGS PER SHARE. Earnings per share for each class of common stock is computed by dividing the earnings allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock. Diluted earnings per share is computed by dividing the loss allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options and warrants.

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

          The following table presents a reconciliation of basic and diluted loss per share:

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                       ----------------------------------
                                                                                       MARCH 31, 2004     MARCH 31, 2003
                                                                                       ---------------    ---------------
ACACIA RESEARCH - ACACIA TECHNOLOGIES STOCK
-------------------------------------------

Basic weighted average number of common shares outstanding .......................         19,752,335         19,640,808

Dilutive effect of outstanding stock options and warrants ........................                 --                 --
                                                                                       ---------------    ---------------

Diluted weighted average number of common and
potential common shares outstanding ..............................................         19,752,335         19,640,808
                                                                                       ===============    ===============

Potential AR-Acacia Technologies stock common shares excluded from the per
share calculation because the effect of their inclusion would be anti-dilutive....          1,436,257                786
                                                                                       ===============    ===============


ACACIA RESEARCH - COMBIMATRIX STOCK
-----------------------------------

Basic weighted average number of common shares outstanding .......................         27,274,627         22,983,278

Dilutive effect of outstanding stock options and warrants(1) .....................          1,959,190                 --
                                                                                       ---------------    ---------------

Diluted weighted average number of common and
potential common shares outstanding ..............................................         29,233,817         22,983,278
                                                                                       ===============    ===============

Potential AR-CombiMatrix stock common shares excluded from the per
share calculation because the effect of their inclusion would be anti-dilutive ...                 --            441,750
                                                                                       ===============    ===============

---------------
(1) Includes 84,299 shares of potentially dilutive AR-CombiMatrix stock issuable as of March 31, 2004 related to certain anti-dilution provisions of the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc.


4.       GOODWILL AND INTANGIBLES

         The Acacia Technologies group had $1,776,000 of goodwill at March 31, 2004 and December 31, 2003. The CombiMatrix group had $19,424,000 of goodwill at March 31, 2004 and December 31, 2003.

         Acacia Research Corporation's only identifiable intangible assets at March 31, 2004 and December 31, 2003 are patents. The gross carrying amounts and accumulated amortization as of March 31, 2004 and December 31, 2003, related to patents, by segment, are as follows (in thousands):

                                           ACACIA TECHNOLOGIES GROUP               COMBIMATRIX GROUP
                                        -------------------------------     -------------------------------
                                           MARCH 31,       DECEMBER 31,       MARCH 31,        DECEMBER 31,
                                             2004              2003             2004              2003
                                        -------------     -------------     -------------     -------------
Gross carrying amount - patents....     $     10,798      $     10,798      $     12,095      $     12,095
Accumulated amortization ..........           (7,357)           (7,232)           (2,252)           (1,978)
                                        -------------     -------------     -------------     -------------
Patents, net ......................     $      3,441      $      3,566      $      9,843      $     10,117
                                        =============     =============     =============     =============

         See Note 10 for patent amortization expense by segment for the three months ended March 31, 2004 and 2003.

         Annual aggregate amortization expense for each of the next five years through December 31, 2008 is estimated to be $1,595,000 per year ($500,000 for the Acacia Technologies group and $1,095,000 for the CombiMatrix group).

         At March 31, 2004 and December 31, 2003, all of our acquired intangible assets other than goodwill were subject to amortization.


5.       REVENUES

         In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche Diagnostics, GmbH ("Roche"). As a result of completing all of its obligations under this agreement and in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred Roche related contract revenues totaling $17,302,000 during the first quarter of 2004.

6.       INCOME TAXES

         We estimate that there will be sufficient losses from operations in the current fiscal year to offset any taxable income related to the Roche deferred contract revenues totaling $17,302,000 recognized during the three months ended March 31, 2004, resulting in no significant tax liability or expense in the current period or for the year ending December 31, 2004. Additionally, there was a deferred tax asset that was previously recognized for income tax purposes that was offset by a valuation allowance; as a result of the deferred revenue recognition, the associated deferred tax asset and related valuation allowance were reduced in the current period by approximately $3.5 million.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2004, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share," ("EITF 03-6") which addresses questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS and clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities, including options, warrants, forwards, and other contracts to issue an entity's common stock. The provisions of EITF 03-6 are effective for fiscal periods beginning after March 31, 2004. We do not expect the adoption of EITF 03-6 to have a material impact on the Acacia Research Corporation's, the CombiMatrix group's or the Acacia Technologies group's financial position, results of operations or cash flows.


8.       COMMITMENTS AND CONTIGENCIES

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the three months ended March 31, 2004, we recorded a non-cash charge totaling $1,257,000 in connection with certain anti-dilution provisions of that agreement. The non-cash charge reflects management's estimate of the fair value of AR-CombiMatrix stock that will be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the quarter and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of the balance sheet date. The liability is adjusted at each balance date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expire in September 2005.

         In addition to other terms of the settlement agreement, CombiMatrix Corporation is also required to make quarterly payments to Nanogen, Inc. equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement will be $37,500 per quarter for the period from October 1, 2003 through October 1, 2004, and $25,000 per quarter thereafter until the patents expire in 2018.

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT patents. No royalty obligation has been incurred as of March 31, 2004. Any royalties paid pursuant to the agreements will be expensed in the consolidated statement of operations.

LITIGATION

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

ACACIA MEDIA TECHNOLOGIES CORPORATION

          In February 2003, Acacia Media Technologies initiated DMT patent infringement litigation in the Federal District Court for the Central District of California against approximately 39 defendants who provide adult oriented digital content over the Internet. All of the defendants were previously notified of our belief that their conduct infringes on our patent rights. As of March 31, 2004, nine of the original 39 defendants remain in the initial litigation.

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


9.       SUBSEQUENT EVENTS

         In April 2004, Acacia Research Corporation raised gross proceeds of $15,000,000 through the sale of 3,000,000 shares of Acacia Research - CombiMatrix common stock at a price of $5.00 per share in a registered direct offering. Net proceeds raised of approximately $13,600,000, which are net of related issuance costs, were attributed to the CombiMatrix group.

10.      CONSOLIDATING SEGMENT INFORMATION

         Acacia Research Corporation has adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Our chief operating decision maker is considered to be Acacia Research Corporation's Chief Executive Officer ("CEO"). The CEO reviews and evaluates financial information presented on a group basis as described below. Management evaluates performance based on the profit or loss from continuing operations and financial position of its segments. Acacia Research Corporation has two reportable segments as described earlier in Note 1.

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

CONSOLIDATING BALANCE SHEETS (IN THOUSANDS)

                                                               AT MARCH 31, 2004                      AT DECEMBER 31, 2003
                                                  ----------------------------------------- ----------------------------------------
                                                   ACACIA                                    ACACIA
                                                   TECHNO-   COMBI-                          TECHNO-   COMBI-
                                                   LOGIES    MATRIX     ELIMI-    CONSOLI-   LOGIES    MATRIX    ELIMI-    CONSOLI-
                                                   GROUP     GROUP      NATIONS    DATED     GROUP     GROUP     NATIONS    DATED
                                                  --------- ---------  ---------  --------- --------- --------- ---------  ---------
                     ASSETS

Current assets:
     Cash and cash equivalents .................  $ 29,500  $  3,482   $     --   $ 32,982  $ 28,142  $  3,807  $     --   $ 31,949
     Short-term investments ....................     3,029    14,933         --     17,962     5,059    13,492        --     18,551
     Accounts receivable .......................       121       218         --        339       124       199        --        323
     Prepaid expenses, inventory and other
       assets ..................................     1,063       459         --      1,522       903       277        --      1,180
     Receivable from CombiMatrix group .........       212        --       (212)        --        99        --       (99)        --
                                                  --------- ---------  ---------  --------- --------- --------- ---------  ---------

             Total current assets ..............    33,925    19,092       (212)    52,805    34,327    17,775       (99)    52,003

Property and equipment, net of accumulated
  depreciation .................................        97     2,455         --      2,552        71     2,752        --      2,823
Patents, net of accumulated amortization .......     3,441     9,843         --     13,284     3,566    10,117        --     13,683
Goodwill .......................................     1,776    19,424         --     21,200     1,776    19,424        --     21,200
Other assets ...................................       238        94         --        332       238        93        --        331
                                                  --------- ---------  ---------  --------- --------- --------- ---------  ---------

                                                  $ 39,477  $ 50,908   $   (212)  $ 90,173  $ 39,978  $ 50,161  $    (99)  $ 90,040
                                                  ========= =========  =========  ========= ========= ========= =========  =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses......  $  2,139  $  1,658   $     --   $  3,797  $  1,572  $  1,672  $     --   $  3,244
     Current portion of deferred revenues ......       130       517         --        647       104    18,004        --     18,108
     Payable to Acacia Technologies group ......        --       212       (212)        --        --        99       (99)        --
                                                  --------- ---------  ---------  --------- --------- --------- ---------  ---------

             Total current liabilities .........     2,269     2,387       (212)     4,444     1,676    19,775       (99)    21,352

Deferred income taxes ..........................       976     2,214         --      3,190     1,012     2,248        --      3,260
Deferred revenues, net of current portion ......     1,500     2,420         --      3,920     1,500     2,401        --      3,901
Other liabilities ..............................        --     1,257         --      1,257        --        --        --         --
                                                  --------- ---------  ---------  --------- --------- --------- ---------  ---------

             Total liabilities .................     4,745     8,278       (212)    12,811     4,188    24,424       (99)    28,513
                                                  --------- ---------  ---------  --------- --------- --------- ---------  ---------

Minority interests .............................     1,127        --         --      1,127     1,127        --        --      1,127
                                                  --------- ---------  ---------  --------- --------- --------- ---------  ---------

Redeemable Stockholders' equity:
     AR - Acacia Technologies stock ............    33,605        --         --     33,605    34,663        --        --     34,663
     AR - CombiMatrix stock ....................        --    42,630         --     42,630        --    25,737        --     25,737
                                                  --------- ---------  ---------  --------- --------- --------- ---------  ---------

             Total stockholders' equity ........    33,605    42,630         --     76,235    34,663    25,737        --     60,400
                                                  --------- ---------  ---------  --------- --------- --------- ---------  ---------

                                                  $ 39,477  $ 50,908   $   (212)  $ 90,173  $ 39,978  $ 50,161  $    (99)  $ 90,040
                                                  ========= =========  =========  ========= ========= ========= =========  =========

---------------
NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to Soundbreak.com. Total assets related to discontinued operations totaled $2,104,000 and $2,150,000 at March 31, 2004 and December 31, 2003, respectively. Total liabilities related to discontinued operations totaled $349,000 and $395,000 at March 31, 2004 and December 31, 2003, respectively.

CONSOLIDATING STATEMENTS OF OPERATIONS (IN THOUSANDS)

                                                       FOR THE THREE MONTHS ENDED                FOR THE THREE MONTHS ENDED
                                                             MARCH 31, 2004                            MARCH 31, 2003
                                                ----------------------------------------- ------------------------------------------
                                                  ACACIA             ELIMI-                ACACIA               ELIMI-
                                                  TECHNO-   COMBI-   NATIONS/              TECHNO-    COMBI-    NATIONS/
                                                  LOGIES    MATRIX   RECLASSI-  CONSOLI-   LOGIES     MATRIX    RECLASSI-   CONSOLI-
                                                  GROUP     GROUP    FICATIONS   DATED     GROUP      GROUP     FICATIONS    DATED
                                                ---------  --------- ---------  --------- ---------  ---------  ---------  ---------
Revenues:
   Research and development, government
      and service contracts ..................  $     --   $ 17,600  $     --   $ 17,600  $     --   $      7   $     --   $      7
   License fees ..............................       599         --        --        599         6         --         --          6
   Products ..................................        --         16        --         16        --        209         --        209
                                                ---------  --------- ---------  --------- ---------  ---------  ---------  ---------

   Total revenues ............................       599     17,616        --     18,215         6        216         --        222
                                                ---------  --------- ---------  --------- ---------  ---------  ---------  ---------

Operating expenses:
   Cost of product sales .....................        --          4        --          4        --         77         --         77
   Research and development expenses .........        --      1,588        --      1,588        --      2,335         --      2,335
   Non-cash stock compensation
     amortization - research and
     development .............................        --         69        --         69        --          2         --          2
   Marketing, general and
     administrative expenses .................     1,006      2,278       602      3,886     1,323      2,670        262      4,255
   Non-cash stock compensation
     amortization - marketing, general
     and administrative ......................        --        334        --        334        --        138         --        138
   Legal expenses - patents ..................       602         --      (602)        --       262         --       (262)        --
   Amortization of patents ...................       125        274        --        399       126        274         --        400
   Legal settlement charges ..................        --      1,257        --      1,257        --         --         --         --
                                                ---------  --------- ---------  --------- ---------  ---------  ---------  ---------

         Total operating expenses ............     1,733      5,804        --      7,537     1,711      5,496         --      7,207
                                                ---------  --------- ---------  --------- ---------  ---------  ---------  ---------

         Operating income (loss) .............    (1,134)    11,812        --     10,678    (1,705)    (5,280)        --     (6,985)
                                                ---------  --------- ---------  --------- ---------  ---------  ---------  ---------

Other income:
   Interest income ...........................       112         46        --        158       148         67         --        215
   Realized gains on short-term
     investments .............................        --         --        --         --        37         --         --         37
                                                ---------  --------- ---------  --------- ---------  ---------  ---------  ---------

         Total other income ..................       112         46        --        158       185         67         --        252
                                                ---------  --------- ---------  --------- ---------  ---------  ---------  ---------

Income (loss) from continuing
  operations before income taxes and
  minority interests .........................    (1,022)    11,858        --     10,836    (1,520)    (5,213)        --     (6,733)

Benefit for income taxes .....................        33         34        --         67        26         34         --         60
                                                ---------  --------- ---------  --------- ---------  ---------  ---------  ---------

Income (loss) from continuing
  operations before minority interests .......      (989)    11,892        --     10,903    (1,494)    (5,179)        --     (6,673)

Minority interests ...........................        --         --        --         --        --          6         --          6
                                                ---------  --------- ---------  --------- ---------  ---------  ---------  ---------

Net income (loss) ............................  $   (989)  $ 11,892  $     --   $ 10,903  $ (1,494)  $ (5,173)  $     --   $ (6,667)
                                                =========  ========= =========  ========= =========  =========  =========  =========

CONSOLIDATING STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                       FOR THE THREE MONTHS ENDED                 FOR THE THREE MONTHS ENDED
                                                             MARCH 31, 2004                             MARCH 31, 2003
                                                ------------------------------------------  ----------------------------------------
                                                  ACACIA                                     ACACIA
                                                  TECHNO-    COMBI-                          TECHNO-    COMBI-
                                                  LOGIES     MATRIX    ELIMI-    CONSOLI-    LOGIES     MATRIX    ELIMI-    CONSOLI-
                                                  GROUP      GROUP     NATIONS    DATED      GROUP      GROUP     NATIONS    DATED
                                                ---------  ---------  ---------  ---------  ---------  ---------  -------- ---------
Cash flows from operating activities:
  Net income (loss) from operations ..........  $   (989)  $ 11,892   $     --   $ 10,903   $ (1,494)  $ (5,173)  $    --  $ (6,667)
Adjustments to reconcile net income
  (loss) from operations to net cash
  used in operating activities:
    Depreciation and amortization ............       136        576         --        712        161        606        --       767
    Minority interests .......................        --         --         --         --         --         (6)       --        (6)
    Non-cash stock compensation
      amortization ...........................        --        403         --        403         --        140        --       140
    Deferred tax benefit .....................       (36)       (34)        --        (70)       (36)       (34)       --       (70)
    Non-cash legal settlement charge .........        --      1,257         --      1,257         --         --        --        --
    Other ....................................        --        (27)        --        (27)        (3)       124        --       121
Changes in assets and liabilities:
    Accounts receivable ......................         3        (19)        --        (16)       (11)       312        --       301
    Prepaid expenses, other receivables
      and other assets .......................      (234)      (101)       114       (221)      (218)      (179)       --      (397)
    Accounts payable, accrued expenses
      and other liabilities ..................       615        170       (114)       671       (420)       170        --      (250)
    Deferred revenues ........................        26    (17,468)        --    (17,442)        33      1,475        --     1,508
                                                ---------  ---------  ---------  ---------  ---------  ---------  -------- ---------

    Net cash used in operating
      activities from continuing
      operations .............................      (479)    (3,351)        --     (3,830)    (1,988)    (2,565)       --    (4,553)
    Net cash used in operating
      activities from discontinued
      operations .............................       (87)        --         --        (87)       (86)        --        --       (86)
                                                ---------  ---------  ---------  ---------  ---------  ---------  -------- ---------
    Net cash used in operating
      activities .............................      (566)    (3,351)        --     (3,917)    (2,074)    (2,565)       --    (4,639)
                                                ---------  ---------  ---------  ---------  ---------  ---------  -------- ---------

Cash flows from investing activities:
    Purchase of property and equipment,
      net ....................................       (36)       (61)        --        (97)        (2)       (22)       --       (24)
    Purchase of available-for-sale
      investments ............................        --    (13,605)        --    (13,605)        --       (469)       --      (469)
    Sale of available-for-sale
      investments ............................     2,030     12,166         --     14,196         --      2,462        --     2,462
                                                ---------  ---------  ---------  ---------  ---------  ---------  -------- ---------

    Net cash provided by (used in)
      investing activities from
      continuing operations ..................     1,994     (1,500)        --        494         (2)     1,971        --     1,969
    Net cash used in investing
      activities from discontinued
      operations .............................        --         --         --         --       (344)        --        --      (344)
                                                ---------  ---------  ---------  ---------  ---------  ---------  -------- ---------
    Net cash provided by (used in)
      investing activities ...................     1,994     (1,500)        --        494       (346)     1,971        --     1,625
                                                ---------  ---------  ---------  ---------  ---------  ---------  -------- ---------

Cash flows from financing activities:
    Net cash attributed to the Acacia
      Technologies group .....................       (70)        --         --        (70)      (275)        --        --      (275)
    Net cash attributed to the
      CombiMatrix group ......................        --      4,520         --      4,520         --        275        --       275
                                                ---------  ---------  ---------  ---------  ---------  ---------  -------- ---------

    Net cash provided by (used in)
      financing activities ...................       (70)     4,520         --      4,450       (275)       275        --        --
                                                ---------  ---------  ---------  ---------  ---------  ---------  -------- ---------

    Effect of exchange rate on cash ..........        --          6         --          6         --         (7)       --        (7)
                                                ---------  ---------  ---------  ---------  ---------  ---------  -------- ---------

    Increase (decrease) in cash and
      cash equivalents .......................     1,358       (325)        --      1,033     (2,695)      (326)       --    (3,021)

    Cash and cash equivalents, beginning .....    28,142      3,807         --     31,949     39,792      3,291        --    43,083
                                                ---------  ---------  ---------  ---------  ---------  ---------  -------- ---------

    Cash and cash equivalents, ending ........  $ 29,500   $  3,482   $     --   $ 32,982   $ 37,097   $  2,965   $    --  $ 40,062
                                                =========  =========  =========  =========  =========  =========  ======== =========

                                                  COMBIMATRIX GROUP
                                     (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                    BALANCE SHEETS
                                                    (IN THOUSANDS)
                                                     (UNAUDITED)

                                                                                       MARCH 31,         DECEMBER 31,
                                                                                         2004               2003
                                                                                    --------------     --------------
                                    ASSETS

Current assets:
   Cash and cash equivalents ..................................................     $       3,482      $       3,807
   Available-for-sale investments .............................................            14,933             13,492
   Accounts receivable, net of allowance for doubtful accounts
     of $0 (2004) and $145 (2003) .............................................               218                199
   Inventory, prepaid expenses and other assets ...............................               459                277
                                                                                    --------------     --------------

         Total current assets .................................................            19,092             17,775

Property and equipment, net of accumulated depreciation and amortization ......             2,455              2,752
Patents, net of accumulated amortization of $2,252 (2004) and $1,978 (2003)....             9,843             10,117
Goodwill ......................................................................            19,424             19,424
Other assets ..................................................................                94                 93
                                                                                    --------------     --------------

                                                                                    $      50,908      $      50,161
                                                                                    ==============     ==============

                    LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
   Accounts payable and accrued expenses ......................................     $       1,658      $       1,672
   Current portion of deferred revenues .......................................               517             18,004
   Payable to Acacia Technologies group .......................................               212                 99
                                                                                    --------------     --------------

         Total current liabilities ............................................             2,387             19,775

Deferred income taxes .........................................................             2,214              2,248
Deferred revenues, net of current portion .....................................             2,420              2,401
Other liabilities .............................................................             1,257                 --
                                                                                    --------------     --------------

         Total liabilities ....................................................             8,278             24,424
                                                                                    --------------     --------------

Commitments and contingencies (Note 7)

Allocated net worth:

   Funds allocated by Acacia Research Corporation .............................           143,676            138,675

   Accumulated net losses .....................................................          (101,046)          (112,938)
                                                                                    --------------     --------------

         Total allocated net worth ............................................            42,630             25,737
                                                                                    --------------     --------------

                                                                                    $      50,908      $      50,161
                                                                                    ==============     ==============

                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                              COMBIMATRIX GROUP
                                 (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                           STATEMENTS OF OPERATION
                                                (IN THOUSANDS)
                                                 (UNAUDITED)

                                                                                  FOR THE THREE MONTHS ENDED
                                                                               -------------------------------
                                                                               MARCH 31, 2004   MARCH 31, 2003
                                                                               --------------   --------------
Revenues:
   Research and development contract .....................................     $     17,302     $         --
   Government contract ...................................................              217               --
   Service contracts .....................................................               81                7
   Products ..............................................................               16              209
                                                                               -------------    -------------

      Total revenues .....................................................           17,616              216
                                                                               -------------    -------------

Operating expenses:
   Cost of product sales .................................................                4               77
   Research and development expenses .....................................            1,588            2,335
   Non-cash stock compensation amortization - research and development ...               69                2
   Marketing, general and administrative expenses ........................            2,278            2,670
   Non-cash stock compensation amortization - marketing, general
     and administrative ..................................................              334              138
   Amortization of patents ...............................................              274              274
   Legal settlement charges ..............................................            1,257               --
                                                                               -------------    -------------

      Total operating expenses ...........................................            5,804            5,496
                                                                               -------------    -------------

      Operating income (loss) ............................................           11,812           (5,280)
                                                                               -------------    -------------

Other income:
   Interest income .......................................................               46               67
                                                                               -------------    -------------

      Total other income .................................................               46               67
                                                                               -------------    -------------

Income (loss) from operations before income taxes
  and minority interests .................................................           11,858           (5,213)

Benefit for income taxes .................................................               34               34
                                                                               -------------    -------------

Income (loss) from operations before minority interests ..................           11,892           (5,179)

Minority interests .......................................................               --                6
                                                                               -------------    -------------

Division net income (loss) ...............................................     $     11,892     $     (5,173)
                                                                               =============    =============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                              COMBIMATRIX GROUP
                                 (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                           STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                 (UNAUDITED)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                              --------------------------------
                                                                              MARCH 31, 2004    MARCH 31, 2003
                                                                              --------------    --------------
Cash flows from operating activities:
  Division net income (loss) from operations ............................     $     11,892      $     (5,173)
  Adjustments to reconcile division net income (loss) from operations to net cash used in operating activities:
       Depreciation and amortization ....................................              576               606
       Minority interests ...............................................               --                (6)
       Non-cash stock compensation amortization .........................              403               140
       Deferred tax benefit .............................................              (34)              (34)
       Non-cash legal settlement charge .................................            1,257                --
       Other ............................................................              (27)              124
Changes in assets and liabilities:
       Accounts receivable ..............................................              (19)              312
       Inventory, prepaid expenses and other assets .....................             (101)             (179)
       Accounts payable, accrued expenses and other .....................              170               170
       Deferred revenues ................................................          (17,468)            1,475
                                                                              -------------     -------------

       Net cash used in operating activities ............................           (3,351)           (2,565)
                                                                              -------------     -------------

Cash flows from investing activities:
       Purchase of property and equipment, net ..........................              (61)              (22)
       Purchase of available-for-sale investments .......................          (13,605)             (469)
       Sale of available-for-sale investments ...........................           12,166             2,462
                                                                              -------------     -------------

       Net cash provided by (used in) investing activities ..............           (1,500)            1,971
                                                                              -------------     -------------

Cash flows from financing activities:
       Net cash flows attributed to the CombiMatrix group ...............            4,520               275
                                                                              -------------     -------------

Effect of exchange rate on cash .........................................                6                (7)
                                                                              -------------     -------------

Increase (decrease) in cash and cash equivalents ........................             (325)             (326)

Cash and cash equivalents, beginning ....................................            3,807             3,291
                                                                              -------------     -------------


Cash and cash equivalents, ending .......................................     $      3,482      $      2,965
                                                                              =============     =============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         DESCRIPTION OF BUSINESS. Acacia Research Corporation is comprised of two separate divisions: the CombiMatrix group and the Acacia Technologies group.

         Our life sciences business, referred to as the "CombiMatrix group," is primarily comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's wholly owned subsidiary, CombiMatrix K.K. CombiMatrix Corporation is a life sciences technology company with a proprietary system for rapid, cost competitive creation of DNA and other compounds on a programmable semiconductor chip, also referred to as an array. This proprietary technology has applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. CombiMatrix K.K., a Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix Corporation's active array system with pharmaceutical and biotechnology companies in the Asian market.

RECAPITALIZATION TRANSACTION

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

         BASIS OF PRESENTATION. The unaudited interim CombiMatrix group financial statements as of March 31, 2004, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the CombiMatrix group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2003. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The CombiMatrix group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of its financial position as of March 31, 2004, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

         The CombiMatrix group financial statements taken together with the Acacia Technologies group financial statements, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of the CombiMatrix group reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the CombiMatrix group include the accounts or assets of Acacia Research Corporation specifically attributed to the CombiMatrix group and were prepared using amounts included in Acacia Research Corporation's consolidated financial statements.

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

         Revenues from multiple-element arrangements are accounted for in accordance with Emerging Issues Task Force ("EITF") Issue 00-21, "Revenue Arrangements with Multiple Deliverables." Multiple-element arrangements typically include license fees, up-front payments and milestone payments that are received and/or billable by the CombiMatrix group in connection with other rights and services that represent continuing obligations of the CombiMatrix group. Payments received or billable by the CombiMatrix group are deferred until all of the elements have been delivered or until the CombiMatrix group has established objective and verifiable evidence of the fair value of the undelivered elements.

         Revenues from government grants and contracts are recognized in accordance with Accounting Research Bulletin ("ARB") No. 43, "Government Contracts," and related pronouncements. Accordingly, revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at each reporting period. Under the percentage-of-completion method of accounting, contract revenues and expenses are recognized in the period that work is performed based on the percentage of actual incurred costs to estimated total contract costs. Actual contract costs and cost estimates include direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges. Contract change orders and claims are included when they can be reliably estimated and are considered probable. For contracts that extend over a one-year period, revisions in contract cost estimates, if they occur, have the effect of adjusting current period earnings applicable to performance in prior periods. Should current contract estimates indicate an overall future loss to be incurred, a provision is made for the total anticipated loss in the current period.

         Revenue from the sale of products and services is recognized when delivery has occurred or services have been rendered.

         Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as current. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria as described above are met.

         INVENTORY. Inventory, which consists primarily of raw materials to be used in the production of the CombiMatrix group's array products, is stated at the lower of cost or market using the first-in, first-out method.

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

         IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

3.       RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 7 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.


4.       GOODWILL AND INTANGIBLES

         The CombiMatrix group's only identifiable intangible assets are patents, which have remaining economic useful lives up to 2020. Annual aggregate amortization expense for each of the next five years through December 31, 2008 is estimated to be $1,095,000 per year. At March 31, 2004 and December 31, 2003, all of the CombiMatrix group's acquired intangible assets other than goodwill were subject to amortization.


5.       REVENUES

         In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche Diagnostics, GmbH ("Roche"). As a result of completing all of its obligations under this agreement and in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred Roche related contract revenues totaling $17,302,000 during the first quarter of 2004.


6.       INCOME TAXES

         The CombiMatrix group estimates that there will be sufficient losses from operations in the current fiscal year to offset any taxable income related to the Roche deferred contract revenues totaling $17,302,000 recognized during the three months ended March 31, 2004, resulting in no significant tax liability or expense in the current period or for the year ending December 31, 2004. Additionally, there was a deferred tax asset that was previously recognized for income tax purposes that was offset by a valuation allowance; as a result of the deferred revenue recognition, the associated deferred tax asset and related valuation allowance were reduced in the current period by approximately $3.5 million.


7.       COMMITMENTS AND CONTINGENCIES

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the three months ended March 31, 2004, we recorded a non-cash charge totaling $1,257,000 in connection with certain anti-dilution provisions of that agreement. The non-cash charge reflects management's estimate of the fair value of AR-CombiMatrix stock that will be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the quarter and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of the balance sheet date. The liability is adjusted at each balance date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expire in September 2005.

         In addition to other terms of the settlement agreement, CombiMatrix Corporation is also required to make quarterly payments to Nanogen, Inc. equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement will be $37,500 per quarter for the period from October 1, 2003 through October 1, 2004, and $25,000 per quarter thereafter until the patents expire in 2018.

         The CombiMatrix group is subject to other claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on CombiMatrix group's financial position, results of operations or cash flows.

8.        SUBSEQUENT EVENTS

         In April 2004, Acacia Research Corporation raised gross proceeds of $15,000,000 through the sale of 3,000,000 shares of Acacia Research - CombiMatrix common stock at a price of $5.00 per share in a registered direct offering. Net proceeds raised of approximately $13,600,000, which are net of related issuance costs, were attributed to the CombiMatrix group.

                                                 ACACIA TECHNOLOGIES GROUP
                                        (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                       BALANCE SHEETS
                                                       (IN THOUSANDS)
                                                        (UNAUDITED)

                                                                                         MARCH 31,           DECEMBER 31,
                                                                                           2004                  2003
                                                                                    -----------------     -----------------
                                  ASSETS

Current assets:
   Cash and cash equivalents ..................................................     $         29,500      $         28,142
   Short-term investments .....................................................                3,029                 5,059
   Accounts receivable ........................................................                  121                   124
   Prepaid expenses and other assets ..........................................                1,063                   903
   Receivable from CombiMatrix group ..........................................                  212                    99
                                                                                    -----------------     -----------------

         Total current assets .................................................               33,925                34,327

Property and equipment, net of accumulated depreciation .......................                   97                    71
Patents, net of accumulated amortization of $7,358 (2003) and $7,232 (2003) ...                3,441                 3,566
Goodwill ......................................................................                1,776                 1,776
Other assets ..................................................................                  238                   238
                                                                                    -----------------     -----------------

                                                                                    $         39,477      $         39,978
                                                                                    =================     =================

                   LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
   Accounts payable and accrued expenses ......................................     $          2,139      $          1,572
   Deferred revenues ..........................................................                  130                   104
                                                                                    -----------------     -----------------

         Total current liabilities ............................................                2,269                 1,676

Deferred income taxes .........................................................                  976                 1,012
Deferred revenues, net of current portion .....................................                1,500                 1,500
                                                                                    -----------------     -----------------

         Total liabilities ....................................................                4,745                 4,188
                                                                                    -----------------     -----------------

Minority interests ............................................................                1,127                 1,127
                                                                                    -----------------     -----------------

Commitments and contingencies (Note 5)

Allocated net worth:
   Funds allocated by Acacia Research Corporation .............................              105,060               105,129

   Accumulated net losses .....................................................              (71,455)              (70,466)
                                                                                    -----------------     -----------------

         Total allocated net worth ............................................               33,605                34,663
                                                                                    -----------------     -----------------

                                                                                    $         39,477      $         39,978
                                                                                    =================     =================

                         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                            22

                                  ACACIA TECHNOLOGIES GROUP
                         (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                   STATEMENTS OF OPERATIONS
                                        (IN THOUSANDS)
                                         (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED
                                                            ---------------------------------
                                                            MARCH 31, 2004     MARCH 31, 2003
                                                            --------------     --------------
Revenues:
   License fees .......................................     $         599      $           6
                                                            --------------     --------------

      Total revenues ..................................               599                  6
                                                            --------------     --------------

Operating expenses:
   Marketing, general and administrative expenses .....             1,006              1,323
   Legal expenses - patents ...........................               602                262
   Amortization of patents ............................               125                126
                                                            --------------     --------------

      Total operating expenses ........................             1,733              1,711
                                                            --------------     --------------

      Operating loss ..................................            (1,134)            (1,705)
                                                            --------------     --------------

Other income:
   Interest income ....................................               112                148
   Realized gains on short-term investments ...........                --                 37
                                                            --------------     --------------

      Total other income ..............................               112                185
                                                            --------------     --------------

Loss from continuing operations before income taxes ...            (1,022)            (1,520)

Benefit for income taxes ..............................                33                 26
                                                            --------------     --------------

Division net loss .....................................              (989)            (1,494)
                                                            ==============     ==============

          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                             23

                                                  ACACIA TECHNOLOGIES GROUP
                                         (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                   STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS)
                                                         (UNAUDITED)

                                                                                                FOR THE THREE MONTHS ENDED
                                                                                            ---------------------------------
                                                                                            MARCH 31, 2004     MARCH 31, 2003
                                                                                            --------------     --------------
Cash flows from operating activities:
  Division net loss from operations ...................................................     $        (989)     $      (1,494)
  Adjustments to reconcile division net loss from operations to net cash used in operating activities:
     Depreciation and amortization ....................................................               136                161
     Deferred tax benefit .............................................................               (36)               (36)
     Other ............................................................................                --                 (3)
Changes in assets and liabilities:
     Accounts receivable ..............................................................                 3                (11)
     Prepaid expenses, other receivables and other assets .............................              (234)              (218)
     Accounts payable, accrued expenses ...............................................               615               (420)
     Deferred revenues ................................................................                26                 33
                                                                                            --------------     --------------

     Net cash used in operating activities from continuing operations .................              (479)            (1,988)
     Net cash used in operating activities from discontinued operations ...............               (87)               (86)
                                                                                            --------------     --------------
     Net cash used in operating activities ............................................              (566)            (2,074)
                                                                                            --------------     --------------

Cash flows from investing activities:
     Purchase of property and equipment, net ..........................................               (36)                (2)
     Sale of available-for-sale investments ...........................................             2,030                 --
                                                                                            --------------     --------------

     Net cash provided by (used in) investing activities from continuing operations ...             1,994                 (2)
     Net cash used in investing activities from discontinued operations ...............                --               (344)
                                                                                            --------------     --------------
     Net cash provided by (used in) investing activities ..............................             1,994               (346)
                                                                                            --------------     --------------

Cash flows from financing activities:
     Net cash flows attributed to the Acacia Technologies group .......................               (70)              (275)
                                                                                            --------------     --------------

Increase (decrease) in cash and cash equivalents ......................................             1,358             (2,695)

Cash and cash equivalents, beginning ..................................................            28,142             39,792
                                                                                            --------------     --------------

Cash and cash equivalents, ending .....................................................     $      29,500      $      37,097
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

                          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                             24

                            ACACIA TECHNOLOGIES GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         DESCRIPTION OF BUSINESS. Acacia Research Corporation's continuing operations are comprised of two separate divisions: the Acacia Technologies group and the CombiMatrix group.

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

RECAPITALIZATION TRANSACTION

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

         BASIS OF PRESENTATION. The unaudited interim Acacia Technologies group financial statements as of March 31, 2004, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the Acacia Technologies group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2003. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The Acacia Technologies group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of its financial position as of March 31, 2004, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

         The Acacia Technologies group financial statements taken together with the CombiMatrix group financial statements, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of Acacia Technologies group reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the Acacia Technologies group include the accounts or assets of Acacia Research Corporation specifically attributed to the Acacia Technologies group and were prepared using amounts included in Acacia Research Corporation's consolidated financial statements.

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

         Under the terms of the Acacia Technologies group's digital media transmission ("DMT") license agreements, the Acacia Technologies group grants an annual non-exclusive license for the use of its patented DMT technology. In most instances, our license agreements provide for recurring royalty payments for each year that the license agreements are in effect through the expiration of the patents. Pursuant to the terms of the DMT license agreements, once executed, the Acacia Technologies group has no further obligations with respect to the grant of the annual license each year. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

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

         As a result of the Acacia Technologies group's licensing and any related intellectual property enforcement activities that the Acacia Technologies group may conduct, the Acacia Technologies group may recognize royalty revenues that relate to prior period infringements by licensees. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts will be recognized in the period the adjustment is determined as a change in accounting estimate.

         Deferred revenue arises from payments received in advance of the culmination of the earnings process. Deferred revenue expected to be recognized within the next twelve months is classified as current. At December 31, 2003 and 2002, the Acacia Technologies group balance sheets include deferred revenues related to payments received in advance of the culmination of the earnings process, which will be recognized as revenue in future periods when the applicable revenue recognition criteria, as described above, are met.

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

         IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.


3.       RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 7 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.


4.       GOODWILL AND INTANGIBLES

          The Acacia Technologies group's only identifiable intangible assets are patents. Annual aggregate amortization expense for each of the next five years through December 31, 2008 is estimated to be $500,000 per year. At March 31, 2004 and December 31, 2003, all of the Acacia Technologies group's acquired intangible assets other than goodwill were subject to amortization.


5.       COMMITMENTS AND CONTIGENCIES

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT patents. No royalty obligation has been incurred as of March 31, 2004. Any royalties paid pursuant to the agreements will be expensed in the statement of operations.

LITIGATION

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

         The decisions are currently being appealed to the U.S. Court of Appeals for the Federal Circuit. While the Acacia Technologies group is currently appealing the two summary judgment rulings, litigation is inherently uncertain and the Acacia Technologies group can give no assurance that it will be successful in any such appeals.

         The rulings have no impact on the revenues that the Acacia Technologies group has recognized to date from licensees of its patented V-chip technology. Further, none of the revenues recognized are contingent upon any court rulings or the future outcome of any litigation with unlicensed television manufacturers.

ACACIA MEDIA TECHNOLOGIES

          In February 2003, Acacia Media Technologies initiated DMT patent infringement litigation in the Federal District Court for the Central District of California against approximately 39 defendants who provide adult oriented digital content over the Internet. All of the defendants were previously notified of our belief that their conduct infringes on our patent rights. As of March 31, 2004, nine of the original 39 defendants remain in the initial litigation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003 and our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on May 7, 2002, as amended, that discuss our businesses in greater detail.

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

         The following discussion is based primarily on our unaudited consolidated balance sheet as of March 31, 2004 and on our unaudited consolidated statement of operations for the period from January 1, 2004 to March 31, 2004. The discussion compares the activities for the three months ended March 31, 2004 to the activities for the three months ended March 31, 2003. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.

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

Operating activities for the first quarter of 2004 include the following:

         COMBIMATRIX GROUP:

         o In January 2004, the CombiMatrix group made the first commercially available microarray designed for the H5N1 influenza A virus ("bird flu"). The World Health Organization appealed on January 27, 2004 for technical assistance and expert advice to help stop the threat to humans and agriculture posed by bird flu virus. The CombiMatrix group utilized its proprietary probe-design software and ability to rapidly synthesize novel DNA microarrays to respond within two days.

         o In March 2004, the CombiMatrix group announced the launch of its CustomArray(TM) DNA Microarray platform, offering researchers the ability to order fully customizable arrays on demand.

         o In March 2004, the CombiMatrix group executed a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group's microarray technology for the detection of biological threat agents.

         o On March 12, 2004, Acacia Research Corporation's Acacia Research - CombiMatrix common stock began trading on the NASDAQ National Market system. The stock had previously traded on the NASDAQ SmallCap Market.

         o During the first quarter of 2004, the CombiMatrix group entered into the following collaborations:

                  Nanotechnology
                  --------------

                  - a collaboration, funded by the National Science Foundation, with Washington University in St. Louis to develop a system for the synthesis of libraries of diverse, non-nucleic acid molecules. These libraries will be synthesized using CombiMatrix's semiconductor based microarrays and electrochemical synthetic methods. CombiMatrix NanoArrays(TM) will be used for the diverse chemical synthesis.

                  - a collaboration with Cyrano Sciences on the development of chemical sensors which merge CombiMatrix's microarray technology with Cyrano's electronic nose technology.


                  Express Tracksm
                  ---------------

                  - an expanded collaboration with Professor Bonaventura Clotet, M.D., Ph.D., of the Retrovirology Laboratory irsiCaixa, to conduct the initial efficacy screening of pooled siRNA compounds against the hepatitis C virus.

                  Diagnostics
                  -----------

                  - a collaboration with Dr. Ulrich Melcher, Department of Biochemistry and Molecular Biology and Dr. Alexander C. Lai, Department of Microbiology and Molecular Genetics, from Oklahoma State University, to utilize CombiMatrix's `Bird Flu' CustomArray(TM) devices to characterize Bird flu viruses at the genomic level.

                  - a collaboration with St. Jude Children's Research Hospital to study the genetic variation in the H9 variant of Bird Flu.

                  - a collaboration with Case Western Reserve University for work in developing a novel diagnostic for Alzheimer's disease using the CustomArray(TM) platform.


         ACACIA TECHNOLOGIES GROUP:

         o As of May 2004, the Acacia Technologies group has entered into 120 DMT technology licensing agreements, including agreements with CinemaNow, Inc., Disney Enterprises, Inc., General Dynamics Interactive Corporation, Grupo Pegaso, LodgeNet Entertainment Corporation, NXTV, Inc., Oral Roberts University, T. Rowe Price, 24/7 University, Inc. and Virgin Radio. We have executed license agreements with companies in the hotel in-room entertainment, online music, movie, adult entertainment, e-learning, corporate and sports, news and information industries. The Acacia Technologies group continues to pursue additional licensing and strategic business alliances with leading companies in the rapidly growing intellectual property licensing industry.

         o In January 2004, the Acacia Technologies group was issued an additional European patent covering 14 countries for its DMT technology. The new patent provides additional coverage in Great Britain, Germany, France, Italy, Spain, Switzerland, Sweden, Denmark, Austria, Belgium, Netherlands, Monaco, Luxembourg and Greece.


CRITICAL ACCOUNTING POLICIES

         Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2003 Annual Report on Form 10-K, filed on March 3, 2004, in the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section. In addition, refer to Note 2 to the consolidated interim financial statements included elsewhere herein.


ACACIA RESEARCH CORPORATION CONSOLIDATED
COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NET INCOME (LOSS) (IN THOUSANDS)

                                                   FOR THE THREE MONTHS ENDED
                                                -------------------------------
                                                MARCH 31, 2004   MARCH 31, 2003
                                                --------------   --------------

Net income (loss) .........................     $      10,903    $      (6,667)

         The change in net income (loss) for the three months ended March 31, 2004 is primarily due to $17.3 million in previously deferred Roche Diagnostics GmbH ("Roche") related contract revenues recognized during the first quarter of 2004 as discussed below. We estimate that there will be sufficient losses from operations in the current fiscal year to offset any taxable income related to the Roche deferred contract revenues recognized during the three months ended March 31, 2004, resulting in no significant tax liability or expense in the current period or for the year ended December 31, 2004.

REVENUES (IN THOUSANDS)

                                                  FOR THE THREE MONTHS ENDED
                                               ---------------------------------
                                               MARCH 31, 2004     MARCH 31, 2003
                                               --------------     --------------
Research and development contract .........    $      17,302      $          --
License fees ..............................              599                  6
Government contract .......................              217                 --
Service contracts .........................               81                  7
Products ..................................               16                209
Cost of product sales .....................               (4)               (77)

         RESEARCH AND DEVELOPMENT CONTRACT. In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche. As a result of completing all of its obligations under this agreement and in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred Roche related contract revenues during the first quarter of 2004.

         LICENSE FEES. License fee revenues are comprised of DMT technology license fees recognized by the Acacia Technologies group which increased primarily due to the significant growth in the number of DMT technology license agreements executed since March 31, 2003. License fee revenues will fluctuate from period to period based on the increase in license agreements executed, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee payments from licensees, and other factors. Periodic license fee revenues may include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received.

         GOVERNMENT CONTRACTS. In March 2004, the CombiMatrix group executed a two-year research and development contract with the Department of Defense to further the development of the CombiMatrix group's microarray technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $5.9 million. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period.

         SERVICE CONTRACTS. The increase is due to $70,000 in service contract revenues recognized by CombiMatrix K.K. during the three months ended March 31, 2004.

         PRODUCTS AND COST OF PRODUCT SALES. Product revenues and costs of sales during the three months ended March 31, 2004 related to sales of microarrays primarily by CombiMatrix K.K. Product revenues and costs of product sales during the three months ended March 31, 2003 were recognized exclusively by CombiMatrix K.K. from the sale of a genomics microarray synthesizer and related microarray products and services to Japanese research institutions.

RESEARCH AND DEVELOPMENT EXPENSES (IN THOUSANDS)

                                                                FOR THE THREE MONTHS ENDED
                                                            ---------------------------------
                                                            MARCH 31, 2004     MARCH 31, 2003
                                                            --------------     --------------
Research and development expenses .....................     $       1,588      $       2,335

         RESEARCH AND DEVELOPMENT EXPENSES. The decrease was primarily due to the CombiMatrix group's completion of several Roche related research and development projects during the third and fourth quarters of 2003, and final completion of the research and development agreement with Roche in the first quarter of 2004. During the past three years, the CombiMatrix group's research and development activities were primarily driven by ongoing performance obligations under the product commercialization phase of the CombiMatrix group's license, research and development agreements with Roche. With the completion of the research and development agreement with Roche, future research and development expenses will be incurred in connection with the CombiMatrix group's commitments to the Department of Defense, Toppan Corporation Printing Co. and other internal research and development efforts in the areas of genomics, drug discovery and development and material sciences. The CombiMatrix group expects its research and development expenses to continue to be volatile and such expenses could increase in future periods as additional contract research and development agreements are undertaken.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES AND LEGAL SETTLEMENT CHARGES
(IN THOUSANDS)

                                                                FOR THE THREE MONTHS ENDED
                                                            ---------------------------------
                                                            MARCH 31, 2004     MARCH 31, 2003
                                                            --------------     --------------
Marketing, general and administrative expenses ........     $       3,886      $       4,255
Legal settlement charges ..............................             1,257                 --

          MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The decrease was due primarily to a decrease in corporate legal expenses and a general reduction in personnel related overhead expenses. This decrease was partially offset by an increase in costs related to the Acacia Technologies group's ongoing DMT patent commercialization and enforcement efforts, including increased legal and engineering costs related to new patent claims, enforcement and the identification of additional potential licensees of our DMT technology.

         LEGAL SETTLEMENT CHARGES. In connection with the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc., we recorded a non-cash charge totaling $1.3 million in the first quarter of 2004, which reflects the fair value of AR-CombiMatrix common stock issuable to Nanogen, Inc. in connection with certain anti-dilution provisions of the settlement agreement. Periodic charges and the related liability are estimated based on the number of shares potentially issuable and the AR-CombiMatrix stock price at the end of the respective reporting period. The increase is due primarily to the increase in AR-CombiMatrix stock price during the three months ended March 31, 2004, as compared to the same period in 2003. The anti-dilution provisions of the settlement agreement expire in September 2005.

NON-CASH STOCK COMPENSATION AMORTIZATION (IN THOUSANDS)

                                                                FOR THE THREE MONTHS ENDED
                                                            ---------------------------------
                                                            MARCH 31, 2004     MARCH 31, 2003
                                                            --------------     --------------
Non-cash stock compensation amortization
  - research and development ..........................     $          69      $           2
Non-cash stock compensation amortization
  - marketing, general and administrative .............               334                138

         The increase is due to the recognition of $743,000 in stock compensation expense reversals related to the forfeiture of certain unvested stock options during the three months ended March 31, 2003. Excluding the impact of stock compensation expense reversals during the three months ended March 31, 2003, non-cash stock compensation expense decreased during the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to the accelerated method of amortization utilized pursuant to Financial Accounting Standards Board Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans," or FIN No. 28, which results in higher amounts of amortization in the early vesting periods. The remaining amount of deferred stock compensation expense of $521,000 as of March 31, 2004, all related to the CombiMatrix group, is expected to be fully amortized by the end of 2004.

INFLATION

         Inflation has not had a significant impact on Acacia Research Corporation.

LIQUIDITY AND CAPITAL RESOURCES

          Acacia Research Corporation's consolidated cash and cash equivalents and short-term investments totaled $50.9 million at March 31, 2004 compared to $50.5 million at December 31, 2003. Working capital at March 31, 2004 was $48.4 million, compared to $30.7 million at December 31, 2003. Working capital increased due primarily to the recognition of $17.3 million in deferred contract revenues during the three months ended March 31, 2004.

         Net cash used in continuing operating activities for the three months ended March 31, 2004 was $3.8 million, compared to $4.6 million in the same period in 2003. Net cash outflows from operations for the three months ended March 31, 2004 were comprised of $3.4 million in net cash outflows from operations for the CombiMatrix group, compared to $2.6 million in the same period in 2003 and $479,000 in net cash outflows from operations for the Acacia Technologies group, compared to $2.0 million in the same period in 2003. The change is primarily due to a decrease in the CombiMatrix group's research and development and marketing, general and administrative expenses, partially offset by $1.7 million in Roche related milestone payments and $271,000 related to the sale of a genomic microarray synthesizer system (all of which were included in deferred revenue at March 31, 2003) received by the CombiMatrix group during the three months ended March 31, 2003, compared to zero in the same period in 2004 and the impact of the timing of accruals and related vendor payments for both operating groups.

         Net cash flows provided by continuing investing activities was $494,000 for the three months ended March 31, 2004, compared to $2.0 million for the same period in 2003. The change is primarily due to a decrease in short-term investments sold during the three months ended March 31, 2004 in connection with Acacia Research Corporation's ongoing cash management activities.

         Net cash provided by financing activities was $4.4 million for the three months ended March 31, 2004, compared to zero in the same period in 2003. The increase was comprised of $4.4 million in proceeds received primarily from the exercise of AR-CombiMatrix common stock options and warrants during the three months ended March 31, 2004.

         In April 2004, Acacia Research Corporation raised gross proceeds of $15,000,000 through the sale of 3,000,000 shares of Acacia Research - CombiMatrix common stock at a price of $5.00 per share in a registered direct offering. Net proceeds raised of approximately $13,600,000, which are net of related issuance costs, were attributed to the CombiMatrix group.

         Management believes that our cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet our cash requirements through at least the next twelve months. There can be no assurances that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer. See the CombiMatrix group and the Acacia Technologies group discussion and analysis for additional factors impacting the adequacy of our available funds.

OFF-BALANCE SHEET ARRANGEMENTS

         We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2004. We have no committed lines of credit or other committed funding or long-term debt. The following table lists Acacia Research Corporation's material known future cash commitments:

                                                            PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                          -----------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                    REMAINING                                                   2008 AND
                                              2004           2005           2006           2007        THEREAFTER
                                          -----------    -----------    -----------    -----------    -----------
   Operating Leases .................     $    1,620     $    2,221     $    2,148     $    1,976     $    1,615
   Minimum Royalty Payments(1) ......            100            100            100            100          1,100
                                          -----------    -----------    -----------    -----------    -----------
   Total Contractual Cash Obligations     $    1,720     $    2,321     $    2,248     $    2,076     $    2,715
                                          ==========     ==========     ==========     ==========     ==========

---------------
(1) In accordance with the September 30, 2002 settlement agreement entered into between CombiMatrix Corporation, Dr. Don Montgomery and Nanogen, Inc., CombiMatrix Corporation is required to pay 12.5% of certain revenues, subject to minimum and maximum amounts not to exceed $1.5 million per year, beginning in the fourth quarter of 2003, for the remaining life of the CombiMatrix group's core patents.

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT patents. No royalty obligation has been incurred as of March 31, 2004. Any royalties paid pursuant to the agreements will be expensed in the consolidated statement of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 7 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

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

GENERAL

         The CombiMatrix group, a division of Acacia Research Corporation, is primarily comprised of CombiMatrix Corporation and its wholly owned subsidiary, CombiMatrix K.K. and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation's life sciences businesses. The CombiMatrix group's core technology opportunity in the life sciences sector has been developed primarily through CombiMatrix Corporation, which was formed in October 1995. The CombiMatrix group is a life sciences technology business that is developing a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. The CombiMatrix group's technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology.

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

COMBIMATRIX GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NET INCOME (LOSS) (IN THOUSANDS)

                                                                FOR THE THREE MONTHS ENDED
                                                            ---------------------------------
                                                            MARCH 31, 2004     MARCH 31, 2003
                                                            --------------     --------------
Division net income (loss) .............................    $      11,892      $      (5,173)

         The change in net income (loss) for the three months ended March 31, 2004 is primarily due to $17.3 million in previously deferred Roche related contract revenues recognized during the first quarter of 2004 as discussed below. The CombiMatrix group estimates that there will be sufficient losses from operations in the current fiscal year to offset any taxable income related to the Roche deferred contract revenues recognized during the three months ended March 31, 2004, resulting in no significant tax liability or expense in the current period or for the year ended December 31, 2004.

REVENUES (IN THOUSANDS)

                                                           FOR THE THREE MONTHS ENDED
                                                       ---------------------------------
                                                       MARCH 31, 2004     MARCH 31, 2003
                                                       --------------     --------------
Research and development contract ................     $      17,302      $          --
Government contract ..............................               217                 --
Service contracts ................................                81                  7
Products .........................................                16                209
Cost of product sales ............................                (4)               (77)

         RESEARCH AND DEVELOPMENT CONTRACT. In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche. As a result of completing all of its obligations under this agreement and in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred Roche related contract revenues totaling $17.3 million during the first quarter of 2004.

         GOVERNMENT CONTRACT. In March 2004, the CombiMatrix group executed a two-year research and development contract with the Department of Defense to further the development of the CombiMatrix group's microarray technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $5.9 million. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period.

         SERVICE CONTRACTS. The increase is due to $70,000 in service contract revenues recognized by CombiMatrix K.K. during the three months ended March 31, 2004.

         PRODUCTS AND COST OF PRODUCT SALES. Product revenues and costs of sales during the three months ended March 31, 2004 related to sales of microarrays primarily by CombiMatrix K.K. Product revenues and costs of product sales during the three months ended March 31, 2003 were recognized exclusively by CombiMatrix K.K. from the sale of a genomics microarray synthesizer and related microarray products and services to Japanese research institutions.

RESEARCH AND DEVELOPMENT EXPENSES (IN THOUSANDS)

                                                           FOR THE THREE MONTHS ENDED
                                                       ---------------------------------
                                                       MARCH 31, 2004     MARCH 31, 2003
                                                       --------------     --------------
Research and development expenses ................     $       1,588      $       2,335

         RESEARCH AND DEVELOPMENT EXPENSES. The decrease was primarily due to the CombiMatrix group's completion of several Roche related research and development projects during the third and fourth quarters of 2003, and final completion of the research and development agreement with Roche in the first quarter of 2004. During the past three years, the CombiMatrix group's research and development activities were primarily driven by ongoing performance obligations under the product commercialization phase of the CombiMatrix group's license, research and development agreements with Roche. With the completion of the research and development agreement with Roche, future research and development expenses will be incurred in connection with the CombiMatrix group's commitments to the Department of Defense, Toppan Corporation Printing Co. and other internal research and development efforts in the areas of genomics, drug discovery and development and material sciences. The CombiMatrix group expects its research and development expenses to be volatile and such expenses could increase in future periods as additional contract research and development agreements are undertaken.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES AND LEGAL SETTLEMENT CHARGES
(IN THOUSANDS)

                                                           FOR THE THREE MONTHS ENDED
                                                       ---------------------------------
                                                       MARCH 31, 2004     MARCH 31, 2003
                                                       --------------     --------------
Marketing, general and administrative expenses ...     $       2,278      $       2,670
Legal settlement charges .........................             1,257                 --

          MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The change was due primarily to a decrease in corporate legal expenses during the three months ended March 31, 2004, as compared to the same period in 2003. In addition, the CombiMatrix group incurred certain severance and personnel-reduction costs that were not incurred during the three months ended March 31, 2004, contributing to the overall decrease in marketing, general and administrative expenses for the comparable periods.

         LEGAL SETTLEMENT CHARGES. In connection with the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc., the CombiMatrix group recorded a non-cash charge totaling $1.3 million during the first quarter of 2004, which reflects the fair value of AR-CombiMatrix common stock issuable to Nanogen, Inc. in connection with certain anti-dilution provisions of the settlement agreement. Periodic charges and the related liability are estimated based on the number of shares potentially issuable and the AR-CombiMatrix stock price at the end of the respective reporting period. The increase is due primarily to the increase in AR-CombiMatrix stock price during the three months ended March 31, 2004, as compared to the same period in 2003. The anti-dilution provisions of the settlement agreement expire in September 2005.

NON-CASH STOCK COMPENSATION AMORTIZATION (IN THOUSANDS)

                                                           FOR THE THREE MONTHS ENDED
                                                       ---------------------------------
                                                       MARCH 31, 2004     MARCH 31, 2003
                                                       --------------     --------------
Non-cash stock compensation amortization
  - research and development .....................     $          69      $           2
Non-cash stock compensation amortization
  - marketing, general and administrative ........               334                138

          The increase is due to the recognition of $743,000 in stock compensation expense reversals related to the forfeiture of certain unvested stock options during the three months ended March 31, 2003. Excluding the impact of stock compensation expense reversals during the three months ended March 31, 2003, non-cash stock compensation expense decreased during the three months ended March 31, 2004, as compared to the same period in 2003, primarily due to the accelerated method of amortization utilized pursuant to FIN No. 28, which results in higher amounts of amortization in the early vesting periods. The remaining amount of deferred stock compensation expense of $521,000 as of March 31, 2004 is expected to be fully amortized by the end of 2004.

INFLATION

         Inflation has not had a significant impact on the CombiMatrix group in the current or prior periods.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, cash and cash equivalents and short-term investments totaled $18.4 million, compared to $17.3 million at December 31, 2003. Working capital at March 31, 2004 was $16.7 million, compared to a working capital deficit of $2.0 million at December 31, 2003. Working capital increased due primarily to the recognition of $17.3 million in deferred contract revenues during the three months ended March 31, 2004.

         Net cash used in operations was $3.4 million during the three months ended March 31, 2004, compared to $2.6 million in same period in 2003. The change is primarily due to a decrease in the CombiMatrix group's research and development and marketing, general and administrative expenses, partially offset by $1.7 million in Roche related milestone payments and $271,000 related to the sale of a genomic microarray synthesizer system (all of which were included in deferred revenue at March 31, 2003) received by the CombiMatrix group during the three months ended March 31, 2003, compared to zero in the same period in 2004 and the impact of the timing of accruals and related vendor payments.

         Net cash flows used in investing activities was $1.5 million during the three months ended March 31, 2004, compared to net cash provided by investing activities of $2.0 million in the same period in 2003. The change was primarily due to an increase in short term investments in connection with the CombiMatrix group's ongoing short term cash management activities.

         Net cash inflows attributed to the CombiMatrix group from financing activities was $4.5 million during the three months ended March 31, 2004, compared to $275,000 in the same period in 2003, primarily due to the receipt of $4.4 million in proceeds from the exercise of AR-CombiMatrix stock options and warrants during the three months ended March 31, 2004.

         In April 2004, Acacia Research Corporation raised gross proceeds of $15,000,000 through the sale of 3,000,000 shares of Acacia Research - CombiMatrix common stock at a price of $5.00 per share in a registered direct offering. Net proceeds raised of approximately $13,600,000, which are net of related issuance costs, were attributed to the CombiMatrix group.

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

OFF-BALANCE SHEET ARRANGEMENTS

         The CombiMatrix group has not entered into off-balance sheet financing arrangements, other than operating leases. The CombiMatrix group has no significant commitments for capital expenditures in 2004. The CombiMatrix group has no committed lines of credit or other committed funding or long-term debt. The following table lists the CombiMatrix group's material known future cash commitments:

                                                           PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                         -----------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                    REMAINING                                                  2008 AND
                                             2004           2005           2006           2007       THEREAFTER
                                         -----------    -----------    -----------    -----------    -----------
  Operating Leases (2) .............     $    1,398     $    1,918     $    1,836     $    1,937     $    1,615
  Minimum Royalty Payments(1) ......            100            100            100            100          1,100
                                         -----------    -----------    -----------    -----------    -----------
  Total Contractual Cash Obligations     $    1,498     $    2,018     $    1,936     $    2,037     $    2,715
                                         ===========    ===========    ===========    ===========    ===========

---------------
(1) In accordance with the September 30, 2002 settlement agreement entered into between CombiMatrix Corporation, Dr. Don Montgomery and Nanogen, Inc., CombiMatrix Corporation is required to pay 12.5% of certain revenues, subject to minimum and maximum amounts not to exceed $1.5 million per year, beginning in the fourth quarter of 2003, for the remaining life of the CombiMatrix group's core patents.
(2) Excludes any allocated rent expense in connection with Acacia Research Corporation's management allocation policies.

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 7 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

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

         At March 31, 2004, the CombiMatrix group had certain assets and liabilities denominated in Japanese Yen as a result of forming CombiMatrix K.K. However, due to the relative insignificance of those amounts, the CombiMatrix group does not believe that it has significant exposure to foreign currency exchange rate risks. The CombiMatrix group currently does not use derivative financial instruments to mitigate this exposure. The CombiMatrix group continues to review this and may begin hedging certain foreign exchange risks through the use of currency forwards or options in future periods.

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

ACACIA TECHNOLOGIES GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NET LOSS (IN THOUSANDS)

                                                           FOR THE THREE MONTHS ENDED
                                                       ---------------------------------
                                                       MARCH 31, 2004     MARCH 31, 2003
                                                       --------------     --------------
Net loss .........................................     $        (989)     $      (1,494)

         The change in net loss is due primarily to an increase in DMT technology license fee revenues recognized by the Acacia Technologies group during the three months ended March 31, 2004, as compared to the same period in 2003, as discussed below.

REVENUES (IN THOUSANDS)

                                                           FOR THE THREE MONTHS ENDED
                                                       ---------------------------------
                                                       MARCH 31, 2004     MARCH 31, 2003
                                                       --------------     --------------
License fees .....................................     $         599      $           6

         LICENSE FEES. License fee revenues are comprised of DMT technology license fees recognized by the Acacia Technologies group which increased primarily due to the significant growth in the number of DMT technology license agreements executed since March 31, 2003. License fee revenues will fluctuate from period to period based on the increase in license agreements executed, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee payments from licensees, and other factors. Periodic license fee revenues may include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE (IN THOUSANDS)

                                                           FOR THE THREE MONTHS ENDED
                                                       ---------------------------------
                                                       MARCH 31, 2004     MARCH 31, 2003
                                                       --------------     --------------
Marketing, general and administrative expenses ...     $       1,006      $       1,323
Legal expenses - patents .........................               602                262

          MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The decrease was due primarily to a decrease in corporate legal expenses and a general reduction in personnel related overhead expenses. This decrease was partially offset by an increase in costs related to the Acacia Technologies group's ongoing DMT patent commercialization and enforcement efforts, including increased legal and engineering costs related to new patent claims, enforcement and the identification of additional potential licensees of our DMT technology.

INFLATION

         Inflation has not had a significant impact on the Acacia Technologies group in the current or previous periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Acacia Technologies group's cash and cash equivalents and short-term investments totaled $32.5 million at March 31, 2004, compared to $33.2 million at December 31, 2003. Working capital at March 31, 2004 was $31.7 million, compared to $32.7 million at December 31, 2003.

         Net cash used in continuing operating activities for the three months ended March 31, 2004 was $479,000, compared to $2.0 million in the same period in 2003. The change is due primarily to an increase in DMT license fee payments received during the three months ended March 31, 2004 and the impact of the timing of accruals and related vendor payments.

         Net cash flows provided by investing activities was $2.0 million during the three months ended March 31, 2004 related to the sale of short term investments in connection with the Acacia Technologies group's ongoing short term cash management activities. Net cash flows from investing activities were not material in the comparable 2003 period.

         The Acacia Technologies group believes that its cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements through at least the next twelve months.

         To date, the Acacia Technologies group has relied primarily upon selling of Acacia Research Corporation equity securities and payments from our V-chip licensees, primarily in 2001, to generate the funds needed to finance the operations of the Acacia Technologies group. The V-chip patent expired in July 2003. The Acacia Technologies group will not be able to collect royalties for televisions containing V-chip technology sold after the expiration of that patent, but it may still collect revenues from the sale of such televisions in the United States before the expiration date. In 2003, the Acacia Technologies group began to commercially license its DMT technology recognizing $1.3 million in DMT license fee revenues to date, and intends to acquire and develop additional intellectual property. However, there can be no assurance that the Acacia Technologies group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the Acacia Technologies group and on Acacia Research Corporation's ability to achieve its intended business objectives. The Acacia Technologies group's success also depends on its ability to protect its intellectual property.

          The timing of the receipt of revenues by the Acacia Technologies group's business operations are subject to certain risks and uncertainties, including:

         o        market acceptance of our technologies and services;
         o        business activities and financial results of our licensees;
         o technological advances that may make our technologies obsolete or less competitive;
         o increases in operating costs, including costs for legal services, engineering and research and personnel;
         o        the availability and cost of capital;
         o        general economic conditions; and
         o governmental regulation that may restrict the Acacia Technologies group's business.


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

                                                      PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                         --------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                  REMAINING                                            2008 AND
                                            2004         2005         2006        2007       THEREAFTER
                                         ---------    ---------    ---------    ---------    ----------
  Operating Leases (1) .............     $    222     $    303     $    312     $     39     $     --
                                         ---------    ---------    ---------    ---------    ---------
  Total Contractual Cash Obligations     $    222     $    303     $    312     $     39     $     --
                                         =========    =========    =========    =========    =========

----------------
(1) Excludes any allocated rent expense in connection with Acacia Research Corporation's management allocation policies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 7 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

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

                                  RISK FACTORS

         AN INVESTMENT IN OUR STOCK INVOLVES A NUMBER OF RISKS. BEFORE MAKING A DECISION TO PURCHASE OUR SECURITIES, YOU SHOULD CAREFULLY CONSIDER ALL OF THE RISKS DESCRIBED IN THIS QUARTERLY REPORT. IF ANY OF THE RISKS DISCUSSED IN THIS QUARTERLY REPORT ACTUALLY OCCUR, OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE MATERIALLY ADVERSELY AFFECTED. IF THIS WERE TO OCCUR, THE TRADING PRICE OF OUR SECURITIES COULD DECLINE SIGNIFICANTLY AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         We have sustained substantial losses since our inception resulting in an accumulated deficit, as of March 31, 2004, of $172.5 million on a consolidated basis. We may never become profitable or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

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

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

         As of March 31, 2004, we had cash and short-term investments of $50.9 million on our consolidated financial statements.

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

         Despite net operating income of $10.7 million and net income of $10.9 million for the three months ended March 31, 2004, we have sustained substantial losses since our inception resulting in an accumulated deficit as of March 31, 2004, of $172.5 million on a consolidated basis. If we continue to incur operating losses in future periods, we may not have enough money to expand our business and our subsidiary companies' businesses in the future.

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

FUTURE CHANGES IN ACCOUNTING STANDARDS OR PRACTICES MAY CAUSE ADVERSE OR UNEXPECTED FLUCTUATIONS IN OUR REPORTED RESULTS OF OPERATIONS.

         For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative impact on our reported results. Several agencies and entities are considering and the Financial Accounting Standards Board (the "FASB") has announced, proposals to change generally accept accounting principals in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. In addition the FASB has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option pricing model, use varying methods and inputs and may yield significantly different results. If another party asserts that the fair values of our employee stock options are misstated, securities class action litigation could be brought against us and/or the market price of our common stock could decline.


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

         The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2004, all of our investments were in money market funds, high-grade corporate bonds, and U.S. government debt securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of March 31, 2004.


ITEM 4.  CONTROLS AND PROCEDURES

         (a) As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer. We have concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

         (b) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2004) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ACACIA MEDIA TECHNOLOGIES CORPORATION

          In February 2003, Acacia Media Technologies initiated DMT patent infringement litigation in the Federal District Court for the Central District of California against approximately 39 defendants who provide adult oriented digital content over the Internet. As of March 31, 2004, nine of the original 39 defendants remain in the initial litigation. In December 2003, Acacia Media Technologies added an additional eight defendants to its pending patent infringement litigation described above. The new complaints, filed with the Federal District Court for the Central District of California, seek to create a defendant class for all adult entertainment companies that infringe Acacia Media Technologies' DMT patents by transmitting pre-recorded, digital audio and audio/video adult content via any electronic communication channel into or from the Central District of California, or that operate at least one interactive website where a user located in Central District of California can exchange information with a host computer. Defendant class action status, which must be approved by the court, would permit the court's rulings on certain key issues to legally bind all members of the class, whether or not they have been specifically named as defendants in the litigation.

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

         On February 19, 2004, Acacia Research Corporation furnished, but did not file, a Current Report on Form 8-K containing the Company's press release announcing its earnings for the fourth quarter and fiscal year ended December 31, 2003.

         On March 11, 2004, Acacia Research Corporation filed a Current Report on Form 8-K which contained Acacia Research Corporation's press release announcing that its Acacia Research - CombiMatrix common stock will begin trading on the NASDAQ National Market system on March 12, 2004.

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

Date:   May 4, 2004

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