Form 10-Q
period 2004-06-30
ACACIA RESEARCH CORP
filed 2004-08-05
CIK 934549

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                -------------------------------------------------
                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004


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

          As of July 30, 2004, 19,793,025 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of July 30, 2004, 30,955,487 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

================================================================================

                                          ACACIA RESEARCH CORPORATION
                                               TABLE OF CONTENTS
  PART I.   FINANCIAL INFORMATION


            Item 1.   Financial Statements

                      Acacia Research Corporation Consolidated Financial Statements

                      Consolidated Balance Sheets as of June 30, 2004 and
                      December 31, 2003 (Unaudited).......................................................   1

                      Consolidated Statements of Operations and Comprehensive Income (Loss) for the
                      Three Months and Six Months Ended June 30, 2004 and 2003 (Unaudited)................   2

                      Consolidated Statements of Cash Flows for the Six Months Ended
                      June 30, 2004 and 2003 (Unaudited)..................................................   3

                      Notes to Consolidated Financial Statements (Unaudited)..............................   4


                      *CombiMatrix Group Financial Statements

                      Balance Sheets as of June 30, 2004 and December 31, 2003 (Unaudited)................  16

                      Statements of Operations for the Three Months and Six Months Ended
                      June 30, 2004 and 2003 (Unaudited)..................................................  17

                      Statements of Cash Flows for the Six Months Ended
                      June 30, 2004 and 2003 (Unaudited)..................................................  18

                      Notes to Financial Statements (Unaudited)...........................................  19


                      *Acacia Technologies Group Financial Statements

                      Balance Sheets as of June 30, 2004 and December 31, 2003 (Unaudited)................  22

                      Statements of Operations for the Three Months and Six Months Ended
                      June 30, 2004 and 2003 (Unaudited)..................................................  23

                      Statements of Cash Flows for the Six Months Ended
                      June 30, 2004 and 2003 (Unaudited)..................................................  24

                      Notes to Financial Statements (Unaudited)...........................................  25


            Item 2.   Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...............................................................  30

            Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................  64

            Item 4.   Controls and Procedures.............................................................  64


PART II.   OTHER INFORMATION


            Item 1.   Legal Proceedings...................................................................  65

            Item 4.   Submission of Matters to a Vote of Security Holders.................................  66

            Item 6.   Exhibits and Reports on Form 8-K....................................................  66


SIGNATURES................................................................................................  68

EXHIBIT INDEX ............................................................................................  69


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

                                          ACACIA RESEARCH CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                                  (UNAUDITED)

                                                                                     JUNE 30,     DECEMBER 31,
                                                                                       2004          2003
                                                                                     ----------   ----------
                                         ASSETS

Current assets:
   Cash and cash equivalents .....................................................   $  31,101    $  31,949
   Short-term investments ........................................................      29,293       18,551
   Accounts receivable, net of allowance for doubtful accounts
     of $0 (2004) and $145 (2003) ................................................         756          323
   Prepaid expenses, inventory, and other assets .................................       1,643        1,180
                                                                                     ----------   ----------

          Total current assets ...................................................      62,793       52,003

Property and equipment, net of accumulated depreciation ..........................       2,509        2,823
Patents, net of accumulated amortization of $10,009 (2004) and
  $9,210 (2003) ..................................................................      12,884       13,683
Goodwill .........................................................................      21,200       21,200
Other assets .....................................................................         335          331
                                                                                     ----------   ----------

                                                                                     $  99,721    $  90,040
                                                                                     ==========   ==========

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, accrued expenses and other ...................................   $   4,553    $   3,244
  Current portion of deferred revenues ...........................................         916       18,108
                                                                                     ----------   ----------

     Total current liabilities ...................................................       5,469       21,352

Deferred income taxes ............................................................       3,120        3,260
Deferred revenues, net of current portion ........................................       3,884        3,901
Other liabilities ................................................................         460           --
                                                                                     ----------   ----------

     Total liabilities ...........................................................      12,933       28,513
                                                                                     ----------   ----------

Minority interests ...............................................................         780        1,127
                                                                                     ----------   ----------

Commitments and contingencies (Note 9)

Redeemable Stockholders' equity:
   Preferred stock
     Acacia Research Corporation, par value $0.001 per share;
        10,000,000 shares authorized; no shares issued or outstanding ............          --           --
   Common stock
     Acacia Research - Acacia Technologies stock, par value $0.001 per share;
        50,000,000 shares authorized; 19,793,025 and 19,739,984 shares issued and outstanding as of June 30, 2004 and December 31, 2003,
        respectively .............................................................          20           20
     Acacia Research - CombiMatrix stock, par value $0.001 per share;
        50,000,000 shares authorized; 30,953,321 and 26,328,122 shares issued and outstanding as of June 30, 2004 and December 31, 2003,
        respectively .............................................................          31           26
   Additional paid-in capital ....................................................     263,527      244,517
   Deferred stock compensation ...................................................        (321)        (766)
   Accumulated comprehensive income ..............................................         (78)           8
   Accumulated deficit ...........................................................    (177,171)    (183,405)
                                                                                     ----------   ----------
          Total stockholders' equity .............................................      86,008       60,400
                                                                                     ----------   ----------

                                                                                     $  99,721    $  90,040
                                                                                     ==========   ==========

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                       1

                                                   ACACIA RESEARCH CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                                           (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                               -----------------------------   -----------------------------
                                                               JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                                               -------------   -------------   -------------   -------------
Revenues:
  Research and development contract ........................   $         --    $         --    $     17,302    $         --
  License fees .............................................            666              19           1,265              25
  Government contract ......................................            701              --             918              --
  Service contracts ........................................              5               6              86              13
  Products .................................................             44              --              60             209
                                                               -------------   -------------   -------------   -------------

     Total revenues ........................................          1,416              25          19,631             247
                                                               -------------   -------------   -------------   -------------

Operating expenses:
  Cost of product sales ....................................             36              --              40              77
  Cost of government contract revenues .....................            653              --             858              --
  Research and development expenses ........................          1,409           2,158           2,792           4,493
  Non-cash stock compensation amortization - research
    and development ........................................             32             280             101             282
  Marketing, general and administrative expenses ...........          3,964           3,552           7,850           7,807
  Non-cash stock compensation amortization - marketing,
    general and administrative .............................            143             496             477             634
  Amortization of patents ..................................            399             399             798             799
  Legal settlement charges (credits) .......................           (391)             --             866              --
                                                               -------------   -------------   -------------   -------------

     Total operating expenses ..............................          6,245           6,885          13,782          14,092
                                                               -------------   -------------   -------------   -------------

     Operating income (loss) ...............................         (4,829)         (6,860)          5,849         (13,845)
                                                               -------------   -------------   -------------   -------------

Other income:
  Interest income ..........................................            192             177             350             392
  Realized gains on short-term investments .................             --              25              --              62
  Other expense ............................................             --            (206)             --            (206)
                                                               -------------   -------------   -------------   -------------

Total other income (expense) ...............................            192              (4)            350             248
                                                               -------------   -------------   -------------   -------------

Income (loss) from operations before income taxes and
  minority interests .......................................         (4,637)         (6,864)          6,199         (13,597)

Benefit for income taxes ...................................             69              66             136             126
                                                               -------------   -------------   -------------   -------------

Income (loss) from operations before minority interests ....         (4,568)         (6,798)          6,335         (13,471)

Minority interests .........................................              3              24               3              30
                                                               -------------   -------------   -------------   -------------

Income (loss) from continuing operations ...................         (4,565)         (6,774)          6,338         (13,441)

Discontinued operations:

  Estimated loss on disposal of discontinued operations ....           (104)             --            (104)             --
                                                               -------------   -------------   -------------   -------------

Net income (loss) ..........................................   $     (4,669)   $     (6,774)   $      6,234    $    (13,441)
                                                               =============   =============   =============   =============

Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
  Net loss .................................................   $     (1,153)   $     (1,577)   $     (2,142)   $     (3,071)
  Basic and diluted loss per share .........................          (0.06)          (0.08)          (0.11)          (0.16)

Attributable to the CombiMatrix group:
Basic
  Net income (loss) ........................................   $     (3,516)   $     (5,197)   $      8,376    $    (10,370)
  Basic earnings (loss) per share ..........................          (0.12)          (0.21)           0.29           (0.44)
Diluted
  Net income (loss) ........................................   $     (3,516)   $     (5,197)   $      8,376    $    (10,370)
  Diluted earnings (loss) per share ........................          (0.12)          (0.21)           0.28           (0.44)

Weighted average shares:
  Acacia Research - Acacia Technologies stock:
    Basic and diluted ......................................     19,787,466      19,640,808      19,769,901      19,640,808
                                                               =============   =============   =============   =============
  Acacia Research - CombiMatrix stock:
    Basic ..................................................     30,459,576      24,183,340      28,867,101      23,586,624
                                                               =============   =============   =============   =============
    Diluted ................................................     30,459,576      24,183,340      30,385,512      23,586,624
                                                               =============   =============   =============   =============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                             2

                                         ACACIA RESEARCH CORPORATION
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                 (UNAUDITED)

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                -----------------------------
                                                                                JUNE 30, 2004   JUNE 30, 2003
                                                                                -------------   -------------
Cash flows from operating activities:
  Net income (loss) from continuing operations ..............................   $      6,338    $    (13,441)
  Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
      Depreciation and amortization .........................................          1,403           1,540
      Minority interests ....................................................             --             (30)
      Non-cash stock compensation amortization ..............................            578             916
      Deferred tax benefit ..................................................           (140)           (141)
      Non-cash legal settlement charge ......................................            866              --
      Other .................................................................            (55)            306
  Changes in assets and liabilities:
      Accounts receivable ...................................................           (438)            244
      Prepaid expenses, inventory and other assets ..........................           (204)           (168)
      Accounts payable, accrued expenses and other ..........................          1,263            (448)
      Deferred revenues .....................................................        (17,209)          7,435
                                                                                -------------   -------------

      Net cash used in operating activities from continuing operations ......         (7,598)         (3,787)
      Net cash used in operating activities from discontinued operations ....           (311)           (229)
                                                                                -------------   -------------
      Net cash used in operating activities .................................         (7,909)         (4,016)
                                                                                -------------   -------------

Cash flows from investing activities:
      Purchase of property and equipment, net ...............................           (315)            (72)
      Purchase of available-for-sale investments ............................        (32,681)        (11,383)
      Sale of available-for-sale investments ................................         21,860           9,011
      Other .................................................................             (5)             --
                                                                                -------------   -------------

      Net cash used in investing activities from continuing operations ......        (11,141)         (2,444)
      Net cash used in investing activities from discontinued operations ....           (198)           (356)
                                                                                -------------   -------------
      Net cash used in investing activities .................................        (11,339)         (2,800)
                                                                                -------------   -------------

Cash flows from financing activities:
      Proceeds from the exercise of stock options and warrants ..............          4,691              --
      Proceeds from sale of common stock, net of issuance costs .............         13,715           4,875
                                                                                -------------   -------------
     Net cash provided by financing activities ..............................         18,406           4,875
                                                                                -------------   -------------

  Effect of exchange rate on cash ...........................................             (6)             (4)
                                                                                -------------   -------------

  Decrease in cash and cash equivalents .....................................           (848)         (1,945)

  Cash and cash equivalents, beginning ......................................         31,949          43,083
                                                                                -------------   -------------

  Cash and cash equivalents, ending .........................................   $     31,101    $     41,138
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

         The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of our financial position as of June 30, 2004 and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

         Our intellectual property licensing business, referred to as the "Acacia Technologies group," acquires, develops and licenses intellectual property, and is comprised primarily of Acacia Research Corporation's wholly owned subsidiaries, Acacia Media Technologies Corporation ("Acacia Media Technologies") and Soundview Technologies, Inc. ("Soundview Technologies"). The Acacia Technologies group is responsible for the development, acquisition, licensing and protection of intellectual property and proprietary technologies and is pursuing additional licensing and strategic business alliances with companies in the intellectual property licensing industry.

         RECAPITALIZATION TRANSACTION. On December 11, 2002, our stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby we created two new classes of common stock called Acacia Research-CombiMatrix stock ("AR-CombiMatrix stock") and Acacia Research-Acacia Technologies stock ("AR-Acacia Technologies stock"), and divided our existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation's CombiMatrix group. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation's Acacia Technologies group. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of our different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups.

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

         ACACIA TECHNOLOGIES GROUP

         Under the terms of our digital media transmission ("DMT(R)") license agreements, the Acacia Technologies group grants non-exclusive licenses for the use of its patented DMT(R) technology. In most instances, our license agreements provide for recurring royalty payments for each year that the license agreements are in effect through the expiration of the patents. Pursuant to the terms of our DMT(R) license agreements, once executed, the Acacia Technologies group has no further obligations with respect to the grant of the licenses. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

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

         The following table illustrates the effect on net income (loss) and earnings (loss) per share if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

                                                                        AR-ACACIA TECHNOLOGIES           AR-COMBIMATRIX
                                                                                STOCK                         STOCK
                                                                      -------------------------     -------------------------
                                                                          THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                      -------------------------     -------------------------
                                                                        JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                          2004           2003           2004           2003
                                                                      ----------     ----------     ----------     ----------
Loss from operations as reported ................................     $  (1,153)     $  (1,577)     $  (3,516)     $  (5,197)
Add:  Stock-based compensation, intrinsic value method
   reported in net income, net of tax ...........................            --             --            188            752
 Deduct:  Pro forma stock-based compensation fair value
   method, net of tax ...........................................          (551)          (945)        (1,845)        (2,363)
                                                                      ----------     ----------     ----------     ----------
Loss from operations, pro forma .................................        (1,704)        (2,522)        (5,173)        (6,808)
                                                                      ==========     ==========     ==========     ==========
Basic earnings (loss) per share from operations as reported ....      $   (0.06)     $   (0.08)     $    0.12      $   (0.21)
Basic earnings (loss) per share from operations, pro forma ......         (0.09)         (0.13)          0.17          (0.28)
Diluted earnings (loss) per share from operations as reported ...         (0.06)         (0.08)          0.12          (0.21)
Diluted earnings (loss) per share from operations, pro forma ....         (0.09)         (0.13)          0.17          (0.28)


                                                                        AR-ACACIA TECHNOLOGIES           AR-COMBIMATRIX
                                                                                STOCK                         STOCK
                                                                      -------------------------     -------------------------
                                                                           SIX MONTHS ENDED             SIX MONTHS ENDED
                                                                      -------------------------     -------------------------
                                                                        JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                          2004           2003           2004           2003
                                                                      ----------     ----------     ----------     ----------

Income (loss) from operations as reported ........................    $  (2,142)     $  (3,071)     $   8,376      $ (10,370)
Add:  Stock-based compensation, intrinsic value method
   reported in net income, net of tax ............................           --             --            426            821
Deduct:  Pro forma stock-based compensation fair value
   method, net of tax ............................................       (1,113)        (2,023)        (3,617)        (5,145)
                                                                      ----------     ----------     ----------     ----------
Income (loss) from operations, pro forma .........................       (3,255)        (5,094)         5,185        (14,694)
                                                                      ==========     ==========     ==========     ==========
Basic earnings (loss) per share from operations as reported ......    $   (0.11)     $   (0.16)     $    0.29      $   (0.44)
Basic earnings (loss) per share from operations, pro forma .......        (0.16)         (0.26)          0.18          (0.62)
Diluted earnings (loss) per share from operations as reported ....        (0.11)         (0.16)          0.28          (0.44)
Diluted earnings (loss) per share from operations, pro forma .....        (0.16)         (0.26)          0.17          (0.62)

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

          The following table presents a reconciliation of basic and diluted loss per share:

                                                                           FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                          ----------------------------  ----------------------------
                                                                          JUNE 30, 2004  JUNE 30, 2003  JUNE 30, 2004  JUNE 30, 2003
                                                                          -------------  -------------  -------------  -------------
ACACIA RESEARCH - ACACIA TECHNOLOGIES STOCK
-------------------------------------------

Basic and diluted weighted average number of common
  shares outstanding ................................................       19,787,466     19,640,808     19,769,901     19,640,808
                                                                          =============  =============  =============  =============

Potential AR-Acacia Technologies stock common shares excluded from the per share calculation because the effect of their
  inclusion would be anti-dilutive ..................................        1,376,010             --      1,405,370             --
                                                                          =============  =============  =============  =============


ACACIA RESEARCH - COMBIMATRIX STOCK
-----------------------------------

Basic weighted average number of common shares outstanding ..........       30,459,576     24,183,340     28,867,101     23,586,624

Dilutive effect of outstanding stock options and warrants ...........               --             --      1,518,411             --
                                                                          -------------  -------------  -------------  -------------

Diluted weighted average number of common and
  potential common shares outstanding ...............................       30,459,576     24,183,340     30,385,512     23,586,624
                                                                          =============  =============  =============  =============

Potential AR-CombiMatrix stock common shares excluded from the per share calculation because the effect of their inclusion would
  be anti-dilutive ..................................................        1,160,408        297,313             --        366,474
                                                                          =============  =============  =============  =============

4.       GOODWILL AND INTANGIBLES

         The Acacia Technologies group had $1,776,000 of goodwill at June 30, 2004 and December 31, 2003. The CombiMatrix group had $19,424,000 of goodwill at June 30, 2004 and December 31, 2003.

         Acacia Research Corporation's only identifiable intangible assets at June 30, 2004 and December 31, 2003 are patents. The gross carrying amounts and accumulated amortization as of June 30, 2004 and December 31, 2003, related to patents, by segment, are as follows (in thousands):

                                              ACACIA TECHNOLOGIES GROUP          COMBIMATRIX GROUP
                                           -----------------------------   -----------------------------
                                             JUNE 30,       DECEMBER 31,     JUNE 30,       DECEMBER 31,
                                               2004             2003          2004              2003
                                           -------------   -------------   -------------   -------------
Gross carrying amount - patents .........  $     10,798    $     10,798    $     12,095    $     12,095
Accumulated amortization ................        (7,483)         (7,232)         (2,526)         (1,978)
                                           -------------   -------------   -------------   -------------
Patents, net ............................  $      3,315    $      3,566    $      9,569    $     10,117
                                           =============   =============   =============   =============

         See Note 12 for patent amortization expense by segment for the three and six months ended June 30, 2004 and 2003.

         Annual aggregate amortization expense for each of the next five years through December 31, 2008 is estimated to be $1,595,000 per year ($500,000 for the Acacia Technologies group and $1,095,000 for the CombiMatrix group).

         At June 30, 2004 and December 31, 2003, all of our acquired intangible assets other than goodwill were subject to amortization.

5.       EQUITY FINANCING

         In April 2004, Acacia Research Corporation raised gross proceeds of $15,000,000 through the sale of 3,000,000 shares of Acacia Research - CombiMatrix common stock at a price of $5.00 per share in a registered direct offering. Net proceeds raised of approximately $13,715,000, which are net of related issuance costs, were attributed to the CombiMatrix group.


6.       RESEARCH AND DEVELOPMENT CONTRACT REVENUES

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


7.        INCOME TAXES

          We estimate that there will be sufficient losses from operations in the current fiscal year to offset any taxable income related to the Roche deferred contract revenues totaling $17,302,000 recognized during the three months ended March 31, 2004, resulting in no significant tax liability or expense in the current period or for the year ending December 31, 2004. Additionally, there was a deferred tax asset that was previously recognized for income tax purposes that was offset by a valuation allowance; as a result of the deferred revenue recognition, the associated deferred tax asset and related valuation allowance were reduced during the first quarter of 2004 by approximately $3.5 million.


8.       RECENT ACCOUNTING PRONOUNCEMENTS

         In March 2004, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share," ("EITF 03-6") which addresses questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS and clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period and requires the use of the two-class method for computing basic EPS when participating convertible securities exist. In addition, EITF 03-6 expands the use of the two-class method to encompass other forms of participating securities, including options, warrants, forwards, and other contracts to issue an entity's common stock. The provisions of EITF 03-6 are effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have a material impact on the Acacia Research Corporation's, the CombiMatrix group's or the Acacia Technologies group's financial position, results of operations or cash flows.


9.       COMMITMENTS AND CONTIGENCIES

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the six months ended June 30, 2004, we recorded a net non-cash charge totaling $866,000 in connection with certain anti-dilution provisions of that agreement. The non-cash charge reflects management's estimate of the fair value of AR-CombiMatrix stock issued to Nanogen, Inc. as a result of certain options and warrants exercised during the six months ended June 30, 2004 and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of the balance sheet date. The liability is adjusted at each balance date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expire in September 2005.

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

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT(R) patents. No royalty obligation has been incurred as of June 30, 2004. Any royalties paid pursuant to the agreements will be expensed in the consolidated statement of operations.

LITIGATION

         Acacia Research Corporation is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.

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

ACACIA MEDIA TECHNOLOGIES CORPORATION

INTERNET WEBSITES

          In February 2003, Acacia Media Technologies initiated DMT(R) patent infringement litigation in the Federal District Court for the Central District of California (the "Court") against approximately 39 defendants who provide adult oriented digital content over the Internet. All of the defendants were previously notified of our belief that their conduct infringes on our patent rights. As of June 30, 2004, nine of the original 39 defendants remain in the initial litigation.

         In December 2003, Acacia Media Technologies added an additional eight defendants to its pending patent infringement litigation described above. The new complaints, filed with the Court, seek to create a defendant class for all adult entertainment companies that infringe Acacia Media Technologies' DMT(R) patents by transmitting pre-recorded, digital audio and audio/video adult content via any electronic communication channel into or from the Central District of California, or that operate at least one interactive website where a user located in Central District of California can exchange information with a host computer. Defendant class action status, which must be approved by the Court, would permit the Court's rulings on certain key issues to legally bind all members of the class, whether or not they have been specifically named as defendants in the litigation.

         On July 12, 2004, the Judge issued a Markman ruling interpreting claims from two of the five U.S. DMT(R) patents that are being asserted against the adult entertainment companies in the litigation described above. The Judge defined certain terms from the patents and requested additional briefing and expert testimony on other terms.

HOTEL ON-DEMAND TV INDUSTRY

         In November 2003, Acacia Media Technologies initiated a patent infringement lawsuit in the Federal District Court for the Central District of California against On Command Corporation, provider of interactive in-room entertainment, information and business services to the lodging industry, regarding Acacia Media Technologies' DMT(R) technology. In June 2004 Acacia Media Technologies entered into a license agreement for its DMT(R) technology with On Command Corporation settling all outstanding litigation between the parties.

CABLE AND SATELLITE TV

         In June 2004, Acacia Media Technologies Corporation filed a Complaint in the District Court for the Northern District of California alleging infringement of Acacia Media Technologies Corporation's DMT(R) patents against 9 cable and satellite companies. Companies named as defendants in the lawsuit include Comcast Corporation, Charter Communications, Inc., The DirectTV Group, Inc., Echostar Communications Corporation, Boulder Ridge Cable TV, Central Valley Cable TV, LLC, Seren Innovations, Inc., Cox Communications, Inc., and Hospitality Network, Inc. (a wholly owned subsidiary of Cox that supplies hotel on-demand TV services). In July 2004, Acacia Media Technologies executed a license and settlement agreement with Central Valley Cable TV.


10.       DISCOUNTINUED OPERATIONS

         The second quarter 2004 results include a $104,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com, related primarily to certain noncancellable lease obligations and the inability to sublease the related office space at rates commensurate with existing obligations or negotiate more favorable terms.


11.      SUBSEQUENT EVENTS

         In July 2004, the Acacia Technologies group acquired U.S. Patent No. 6,226,677 from LodgeNet Entertainment Corporation. The patent covers technology and methods for redirecting users to a login page when accessing the Internet. The acquired patent has several potential licensing opportunities, including DSL registrations, wireless "hotspots", and hotel high-speed Internet access and expires in 2019. The Patent Purchase Agreement with LodgeNet Corporation includes terms by which the companies will divide future revenue received by the Acacia Technologies group from licensing the patent.


12.      CONSOLIDATING SEGMENT INFORMATION

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

CONSOLIDATING BALANCE SHEETS (IN THOUSANDS)

                                                         AT JUNE 30, 2004                            AT DECEMBER 31, 2003
                                              ------------------------------------------  ------------------------------------------
                                               ACACIA                                     ACACIA
                                               TECH-     COMBI-                            TECH-      COMBI-
                                              NOLOGIES   MATRIX     ELIMIN-    CONSOL-    NOLOGIES    MATRIX    ELIMIN-    CONSOL-
                                                GROUP     GROUP      ATIONS     IDATED      GROUP      GROUP     ATIONS     IDATED
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                      ASSETS

Current assets:
  Cash and cash equivalents ................. $ 28,474   $  2,627   $     --   $ 31,101   $ 28,142   $  3,807   $     --   $ 31,949
  Short-term investments ....................    2,999     26,294         --     29,293      5,059     13,492         --     18,551
  Accounts receivable .......................      148        608         --        756        124        199         --        323
  Prepaid expenses, inventory and other
    assets ..................................    1,247        396         --      1,643        903        277         --      1,180
  Receivable from CombiMatrix group .........      270         --       (270)        --         99         --        (99)        --
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        Total current assets ................   33,138     29,925       (270)    62,793     34,327     17,775        (99)    52,003

Property and equipment, net of accumulated
  depreciation ..............................      101      2,408         --      2,509         71      2,752         --      2,823
Patents, net of accumulated amortization ....    3,315      9,569         --     12,884      3,566     10,117         --     13,683
Goodwill ....................................    1,776     19,424         --     21,200      1,776     19,424         --     21,200
Other assets ................................      243         92         --        335        238         93         --        331
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                              $ 38,573   $ 61,418   $   (270)  $ 99,721   $ 39,978   $ 50,161   $    (99)  $ 90,040
                                              =========  =========  =========  =========  =========  =========  =========  =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ..... $  2,585   $  1,968   $     --   $  4,553   $  1,572   $  1,672   $     --   $  3,244
  Current portion of deferred revenues ......      413        503         --        916        104     18,004         --     18,108
  Payable to Acacia Technologies group ......       --        270       (270)        --         --         99        (99)        --
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        Total current liabilities ...........    2,998      2,741       (270)     5,469      1,676     19,775        (99)    21,352

Deferred income taxes .......................      940      2,180         --      3,120      1,012      2,248         --      3,260
Deferred revenues, net of current portion ...    1,500      2,384         --      3,884      1,500      2,401         --      3,901
Other liabilities ...........................       --        460         --        460         --         --         --         --
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
        Total liabilities ...................    5,438      7,765       (270)    12,933      4,188     24,424        (99)    28,513
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Minority interests ..........................      780         --         --        780      1,127         --         --      1,127
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Redeemable Stockholders' equity:
  AR - Acacia Technologies stock ............   32,355         --         --     32,355     34,663         --         --     34,663
  AR - CombiMatrix stock ....................       --     53,653         --     53,653         --     25,737         --     25,737
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

        Total stockholders' equity ..........   32,355     53,653         --     86,008     34,663     25,737         --     60,400
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

                                              $ 38,573   $ 61,418   $   (270)  $ 99,721   $ 39,978   $ 50,161   $    (99)  $ 90,040
                                              =========  =========  =========  =========  =========  =========  =========  =========

--------------------------------------------
NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to Soundbreak.com. Total assets related to discontinued operations totaled $1,580,000 and $2,150,000 at June 30, 2004 and December 31, 2003, respectively. Total liabilities related to discontinued operations totaled $412,000 and $395,000 at June 30, 2004 and December 31, 2003, respectively.

CONSOLIDATING STATEMENTS OF OPERATIONS (IN THOUSANDS)

                                               FOR THE THREE MONTHS ENDED JUNE 30, 2004    FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                              ------------------------------------------  ------------------------------------------
                                               ACACIA                ELIM-                 ACACIA                ELIM-
                                               TECH-     COMBI-    INATIONS/               TECH-      COMBI-   INATIONS/
                                              NOLOGIES   MATRIX     RECLASS-   CONSOL-    NOLOGIES    MATRIX    RECLASS-   CONSOL-
                                                GROUP     GROUP    IFICATIONS   IDATED     GROUP       GROUP   IFICATIONS   IDATED
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues:
  Research and development, government and
    service contracts ....................... $     --   $    706   $     --   $    706   $     --   $ 18,306   $     --   $ 18,306
  License fees ..............................      666         --         --        666      1,265         --         --      1,265
  Products ..................................       --         44         --         44         --         60         --         60
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

   Total revenues ...........................      666        750         --      1,416      1,265     18,366         --     19,631
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Operating expenses:
  Cost of product sales .....................       --         36         --         36         --         40         --         40
  Cost of government contract revenues ......       --        653         --        653         --        858         --        858
  Research and development expenses .........       --      1,409         --      1,409         --      2,792         --      2,792
  Non-cash stock compensation amortization
    - research and development ..............       --         32         --         32         --        101         --        101
  Marketing, general and administrative
    expenses ................................    1,160      2,228        576      3,964      2,166      4,506      1,178      7,850
  Non-cash stock compensation amortization
    - marketing, general and
    administrative ..........................       --        143         --        143         --        477         --        477
  Legal expenses - patents ..................      576         --       (576)        --      1,178         --     (1,178)        --
  Amortization of patents ...................      125        274         --        399        250        548         --        798
  Legal settlement charges ..................       --       (391)        --       (391)        --        866         --        866
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

     Total operating expenses ...............    1,861      4,384         --      6,245      3,594     10,188         --     13,782
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

     Operating income (loss) ................   (1,195)    (3,634)        --     (4,829)    (2,329)     8,178         --      5,849
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Other income:
  Interest income ...........................      108         84         --        192        220        130         --        350
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
     Total other income .....................      108         84         --        192        220        130         --        350
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Income (loss) from continuing operations
  before income taxes and minority
  interests .................................   (1,087)    (3,550)        --     (4,637)    (2,109)     8,308         --      6,199

Benefit for income taxes ....................       35         34         --         69         68         68         --        136
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Income (loss) from continuing operations
  before minority interests .................   (1,052)    (3,516)        --     (4,568)    (2,041)     8,376         --      6,335

Minority interests ..........................        3         --         --          3          3         --         --          3
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Loss from continuing operations .............   (1,049)    (3,516)        --     (4,565)    (2,038)     8,376         --      6,338

Discontinued operations:

  Estimated loss on disposal of
    Soundbreak.com ..........................     (104)        --         --       (104)      (104)        --         --       (104)
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net income (loss) ........................... $ (1,153)  $ (3,516)  $     --   $ (4,669)  $ (2,142)  $  8,376   $     --   $  6,234
                                              =========  =========  =========  =========  =========  =========  =========  =========

CONSOLIDATING STATEMENTS OF OPERATIONS (CONTINUED) (IN THOUSANDS)

                                               FOR THE THREE MONTHS ENDED JUNE 30, 2003    FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                              ------------------------------------------  ------------------------------------------
                                               ACACIA                 ELIM-                 ACACIA                ELIM-
                                                TECH-     COMBI-    INATIONS/               TECH-      COMBI-   INATIONS/
                                              NOLOGIES    MATRIX    RECLASS-    CONSOL-    NOLOGIES    MATRIX    RECLASS-   CONSOL-
                                                GROUP     GROUP    IFICATIONS   IDATED     GROUP       GROUP   IFICATIONS   IDATED
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Revenues:
  Research and development, government and
    service contracts ....................... $     --   $      6   $     --   $      6   $     --   $     13   $     --   $     13
  License fees ..............................       19         --         --         19         25         --         --         25
  Products ..................................       --         --         --         --         --        209         --        209
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

     Total revenues .........................       19          6         --         25         25        222         --        247
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Operating expenses:
  Cost of product sales .....................       --         --         --         --         --         77         --         77
  Research and development expenses .........       --      2,158         --      2,158         --      4,493         --      4,493
  Non-cash stock compensation amortization
    - research and development ..............       --        280         --        280         --        282         --        282
  Marketing, general and administrative
    expenses ................................      878      2,099        575      3,552      2,202      4,768         --      6,970
  Non-cash stock compensation amortization
    - marketing, general and
    administrative ..........................       --        496         --        496         --        634         --        634
  Legal expenses - patents ..................      575         --       (575)        --        837         --         --        837
  Amortization of patents ...................      125        274         --        399        251        548         --        799
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

     Total operating expenses ...............    1,578      5,307         --      6,885      3,290     10,802         --     14,092
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

     Operating income (loss) ................   (1,559)    (5,301)        --     (6,860)    (3,265)   (10,580)        --    (13,845)
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Other income:
  Interest income ...........................      132         45         --        177        280        112         --        392
  Realized gains on short-term investments ..       25         --         --         25         62         --         --         62
  Other expenses ............................     (206)        --         --       (206)      (206)        --         --       (206)
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

     Total other (expenses) income ..........      (49)        45         --         (4)       136        112         --        248
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Income (loss) from continuing operations
  before income taxes and minority
  interests .................................   (1,608)    (5,256)        --     (6,864)    (3,129)   (10,468)        --    (13,597)

Benefit for income taxes ....................       31         35         --         66         58         68         --        126
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Income (loss) from continuing operations
  before minority interests .................   (1,577)    (5,221)        --     (6,798)    (3,071)   (10,400)        --    (13,471)

Minority interests ..........................       --         24         --         24         --         30         --         30
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net income (loss) ........................... $ (1,577)  $ (5,197)  $     --   $ (6,774)  $ (3,071)  $(10,370)  $     --   $(13,441)
                                              =========  =========  =========  =========  =========  =========  =========  =========

CONSOLIDATING STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                FOR THE SIX MONTHS ENDED JUNE 30, 2004      FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                              ------------------------------------------  ------------------------------------------
                                               ACACIA                                      ACACIA
                                               TECH-     COMBI-                             TECH-      COMBI-
                                              NOLOGIES   MATRIX     ELIMIN-    CONSOL-     NOLOGIES    MATRIX    ELIMIN-    CONSOL-
                                                GROUP     GROUP      ATIONS     IDATED      GROUP      GROUP     ATIONS     IDATED
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Cash flows from operating activities:
  Net income (loss) from continuing
     operations ............................  $ (2,038)  $ 8,376    $     --   $  6,338   $ (3,071)  $(10,370)  $     --   $(13,441)
  Adjustments to reconcile net income (loss)
    from continuing operations to net cash
    used in operating activities:
   Depreciation and amortization ...........       275      1,128         --      1,403        317      1,223         --      1,540
   Minority interests ......................        --         --         --         --         --        (30)        --        (30)
   Non-cash stock compensation
    amortization ...........................        --        578         --        578         --        916         --        916
   Deferred tax benefit ....................       (72)       (68)        --       (140)       (73)       (68)        --       (141)
   Non-cash legal settlement charge ........        --        866         --        866         --         --         --         --
   Other ...................................        --        (55)        --        (55)       205        101         --        306
Changes in assets and liabilities:
   Accounts receivable .....................       (26)      (412)        --       (438)        (8)       252         --        244
   Prepaid expenses, inventory, other
     receivables and other assets ..........      (440)       (31)       267       (204)       (97)       (71)        --       (168)
   Accounts payable, accrued expenses and
     other .................................       994        536       (267)     1,263       (255)      (193)        --       (448)
   Deferred revenues .......................       309    (17,518)        --    (17,209)        49      7,386         --      7,435
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

   Net cash used in operating activities
     from continuing operations ............      (998)    (6,600)        --     (7,598)    (2,933)      (854)        --     (3,787)
   Net cash used in operating activities
     from discontinued operations ..........      (311)        --         --       (311)      (229)         --        --       (229)
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Net cash used in operating activities        (1,309)    (6,600)        --     (7,909)    (3,162)      (854)        --     (4,016)
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Cash flows from investing activities:
   Purchase of property and equipment,
     net ...................................       (53)      (262)        --       (315)        (5)       (67)        --        (72)
   Purchase of available-for-sale
     investments ...........................      (948)   (31,733)        --    (32,681)    (2,053)    (9,330)        --    (11,383)
   Sale of available-for-sale investments ..     3,000     18,860         --     21,860         --      9,011         --      9,011
   Other ...................................        (5)        --         --         (5)        --         --         --         --
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

   Net cash provided by (used in)
     investing activities from continuing
     operations ............................     1,994    (13,135)        --    (11,141)    (2,058)      (386)        --     (2,444)
   Net cash used in investing activities
     from discontinued operations ..........      (198)        --         --       (198)      (356)        --         --       (356)
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
   Net cash provided by (used in) investing
     activities ............................     1,796    (13,135)        --    (11,339)    (2,414)      (386)        --     (2,800)
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Cash flows from financing activities:
   Net cash attributed to the Acacia
     Technologies group ....................      (155)        --         --       (155)      (429)        --         --       (429)
   Net cash attributed to the CombiMatrix
     group .................................        --     18,561         --     18,561         --      5,304         --      5,304
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

   Net cash provided by (used in)
     financing activities ..................      (155)    18,561         --     18,406       (429)     5,304         --      4,875
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

   Effect of exchange rate on cash .........        --         (6)        --         (6)        --         (4)        --         (4)
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

   Increase (decrease) in cash and cash
     equivalents ...........................       332     (1,180)        --       (848)    (6,005)     4,060         --     (1,945)

   Cash and cash equivalents, beginning ....    28,142      3,807         --     31,949     39,792      3,291         --     43,083
                                              ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

   Cash and cash equivalents, ending .......  $ 28,474   $  2,627   $     --   $ 31,101   $ 33,787   $  7,351   $     --   $ 41,138
                                              =========  =========  =========  =========  =========  =========  =========  =========

                                                       COMBIMATRIX GROUP
                                          (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                         BALANCE SHEETS
                                                         (IN THOUSANDS)
                                                          (UNAUDITED)

                                                                                                    JUNE 30,       DECEMBER 31,
                                                                                                      2004             2003
                                                                                                  -------------   -------------
                                              ASSETS

Current assets:
  Cash and cash equivalents ...................................................................   $      2,627    $      3,807
  Available-for-sale investments ..............................................................         26,294          13,492
  Accounts receivable, net of allowance for doubtful accounts of $0 (2004) and $145 (2003) ....            608             199
  Inventory, prepaid expenses and other assets ................................................            396             277
                                                                                                  -------------   -------------

     Total current assets .....................................................................         29,925          17,775

Property and equipment, net of accumulated depreciation and amortization ......................          2,408           2,752
Patents, net of accumulated amortization of $2,526 (2004) and $1,978 (2003) ...................          9,569          10,117
Goodwill ......................................................................................         19,424          19,424
Other assets ..................................................................................             92              93
                                                                                                  -------------   -------------

                                                                                                  $     61,418    $     50,161
                                                                                                  =============   =============

                              LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
  Accounts payable, accrued expenses and other ................................................   $      1,968    $      1,672
  Current portion of deferred revenues ........................................................            503          18,004
  Payable to Acacia Technologies group ........................................................            270              99
                                                                                                  -------------   -------------

     Total current liabilities ................................................................          2,741          19,775

Deferred income taxes .........................................................................          2,180           2,248
Deferred revenues, net of current portion .....................................................          2,384           2,401
Other liabilities .............................................................................            460              --
                                                                                                  -------------   -------------

     Total liabilities ........................................................................          7,765          24,424
                                                                                                  -------------   -------------

Commitments and contingencies (Note 8)

Allocated net worth:

  Funds allocated by Acacia Research Corporation ..............................................        158,215         138,675

  Accumulated net losses ......................................................................       (104,562)       (112,938)
                                                                                                  -------------   -------------

     Total allocated net worth ................................................................         53,653          25,737
                                                                                                  -------------   -------------

                                                                                                  $     61,418    $     50,161
                                                                                                  =============   =============

                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                        COMBIMATRIX GROUP
                                           (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                    STATEMENTS OF OPERATIONS
                                                         (IN THOUSANDS)
                                                           (UNAUDITED)

                                                                           FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                          ----------------------------  ----------------------------
                                                                          JUNE 30, 2004  JUNE 30, 2003  JUNE 30, 2004  JUNE 30, 2003
                                                                          -------------  -------------  -------------  -------------
Revenues:
  Research and development contract ..................................... $         --   $         --   $     17,302   $         --
  Government contract ...................................................          701             --            918             --
  Service contracts .....................................................            5              6             86             13
  Products ..............................................................           44             --             60            209
                                                                          -------------  -------------  -------------  -------------

     Total revenues .....................................................          750              6         18,366            222
                                                                          -------------  -------------  -------------  -------------

Operating expenses:
  Cost of product sales .................................................           36             --             40             77
  Cost of government contract revenues ..................................          653             --            858             --
  Research and development expenses .....................................        1,409          2,158          2,792          4,493
  Non-cash stock compensation amortization - research and development ...           32            280            101            282
  Marketing, general and administrative expenses ........................        2,228          2,099          4,506          4,768
  Non-cash stock compensation amortization - marketing, general
    and administrative ..................................................          143            496            477            634
  Amortization of patents ...............................................          274            274            548            548
  Legal settlement charges ..............................................         (391)            --            866             --
                                                                          -------------  -------------  -------------  -------------

     Total operating expenses ...........................................        4,384          5,307         10,188         10,802
                                                                          -------------  -------------  -------------  -------------

     Operating income (loss) ............................................       (3,634)        (5,301)         8,178        (10,580)
                                                                          -------------  -------------  -------------  -------------

Other income:
  Interest income .......................................................           84             45            130            112
                                                                          -------------  -------------  -------------  -------------

     Total other income .................................................           84             45            130            112
                                                                          -------------  -------------  -------------  -------------

Income (loss) from operations before income taxes
  and minority interests ................................................       (3,550)        (5,256)         8,308        (10,468)

Benefit for income taxes ................................................           34             35             68             68
                                                                          -------------  -------------  -------------  -------------

Income (loss) from operations before minority interests .................       (3,516)        (5,221)         8,376        (10,400)

Minority interests ......................................................           --             24             --             30
                                                                          -------------  -------------  -------------  -------------

Division net income (loss) .............................................. $     (3,516)  $     (5,197)  $      8,376   $    (10,370)
                                                                          =============  =============  =============  =============

                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                            COMBIMATRIX GROUP
                               (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                        STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)
                                               (UNAUDITED)

                                                                             FOR THE SIX MONTHS ENDED
                                                                           -----------------------------
                                                                           JUNE 30, 2004   JUNE 30, 2003
                                                                           -------------   -------------
Cash flows from operating activities:
Division net income (loss) from operations .............................   $      8,376    $    (10,370)
Adjustments to reconcile division net income (loss) from operations to net cash used in operating activities:
      Depreciation and amortization ....................................          1,128           1,223
      Minority interests ...............................................             --             (30)
      Non-cash stock compensation amortization .........................            578             916
      Deferred tax benefit .............................................            (68)            (68)
      Non-cash legal settlement charge .................................            866              --
      Other ............................................................            (55)            101
Changes in assets and liabilities:
      Accounts receivable ..............................................           (412)            252
      Inventory, prepaid expenses and other assets .....................            (31)            (71)
      Accounts payable, accrued expenses and other .....................            536            (193)
      Deferred revenues ................................................        (17,518)          7,386
                                                                           -------------   -------------

      Net cash used in operating activities ............................         (6,600)           (854)
                                                                           -------------   -------------

Cash flows from investing activities:
      Purchase of property and equipment, net ..........................           (262)            (67)
      Purchase of available-for-sale investments .......................        (31,733)         (9,330)
      Sale of available-for-sale investments ...........................         18,860           9,011
                                                                           -------------   -------------

      Net cash used in investing activities ............................        (13,135)           (386)
                                                                           -------------   -------------

Cash flows from financing activities:
      Net cash flows attributed to the CombiMatrix group ...............         18,561           5,304
                                                                           -------------   -------------

  Effect of exchange rate on cash ......................................             (6)             (4)
                                                                           -------------   -------------

  (Decrease) increase in cash and cash equivalents .....................         (1,180)          4,060

  Cash and cash equivalents, beginning .................................          3,807           3,291
                                                                           -------------   -------------


  Cash and cash equivalents, ending ....................................   $      2,627    $      7,351
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

          RECAPITALIZATION TRANSACTION. On December 11, 2002, Acacia Research Corporation's stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby Acacia Research Corporation created two new classes of common stock called Acacia Research-CombiMatrix stock ("AR-CombiMatrix stock") and Acacia Research-Acacia Technologies stock ("AR-Acacia Technologies stock"), and divided Acacia Research Corporation's existing Acacia Research Corporation common stock into shares of the two new classes of common stock.

         BASIS OF PRESENTATION. The unaudited interim CombiMatrix group financial statements as of June 30, 2004, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the CombiMatrix group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2003. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The CombiMatrix group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of its financial position as of June 30, 2004, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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


3.       RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 8 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

4.        GOODWILL AND INTANGIBLES

          The CombiMatrix group's only identifiable intangible assets are patents, which have remaining economic useful lives up to 2020. Annual aggregate amortization expense for each of the next five years through December 31, 2008 is estimated to be $1,095,000 per year. At June 30, 2004 and December 31, 2003, all of the CombiMatrix group's acquired intangible assets other than goodwill were subject to amortization.


5.       EQUITY FINANCING

         In April 2004, Acacia Research Corporation raised gross proceeds of $15,000,000 through the sale of 3,000,000 shares of Acacia Research - CombiMatrix common stock at a price of $5.00 per share in a registered direct offering. Net proceeds raised of approximately $13,715,000, which are net of related issuance costs, were attributed to the CombiMatrix group.


6.       RESEARCH AND DEVELOPMENT CONTRACT REVENUES

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


7.        INCOME TAXES

          The CombiMatrix group estimates that there will be sufficient losses from operations in the current fiscal year to offset any taxable income related to the Roche deferred contract revenues totaling $17,302,000 recognized during the three months ended March 31, 2004, resulting in no significant tax liability or expense in the current period or for the year ending December 31, 2004. Additionally, there was a deferred tax asset that was previously recognized for income tax purposes that was offset by a valuation allowance; as a result of the deferred revenue recognition, the associated deferred tax asset and related valuation allowance were reduced during the first quarter of 2004 by approximately $3.5 million.


8.       COMMITMENTS AND CONTINGENCIES

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the six months ended June 30, 2004, we recorded a net non-cash charge totaling $866,000 in connection with certain anti-dilution provisions of that agreement. The non-cash charge reflects management's estimate of the fair value of AR-CombiMatrix stock issued to Nanogen, Inc. as a result of certain options and warrants exercised during the six months ended June 30, 2004 and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of the balance sheet date. The liability is adjusted at each balance date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expire in September 2005.

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

         The CombiMatrix group is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on CombiMatrix group's financial position, results of operations or cash flows.

                                            ACACIA TECHNOLOGIES GROUP
                                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                 BALANCE SHEETS
                                                 (IN THOUSANDS)
                                                   (UNAUDITED)

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       2004            2003
                                                                                   -------------   -------------
                                    ASSETS

Current assets:
  Cash and cash equivalents ....................................................   $     28,474    $     28,142
  Short-term investments .......................................................          2,999           5,059
  Accounts receivable ..........................................................            148             124
  Prepaid expenses and other assets ............................................          1,247             903
  Receivable from CombiMatrix group ............................................            270              99
                                                                                   -------------   -------------

     Total current assets ......................................................         33,138          34,327

Property and equipment, net of accumulated depreciation ........................            101              71
Patents, net of accumulated amortization of $7,483 (2004) and $7,232 (2003) ....          3,315           3,566
Goodwill .......................................................................          1,776           1,776
Other assets ...................................................................            243             238
                                                                                   -------------   -------------

                                                                                   $     38,573    $     39,978
                                                                                   =============   =============

                      LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
  Accounts payable and accrued expenses ........................................   $      2,585    $      1,572
  Current portion of deferred revenues .........................................            413             104
                                                                                   -------------   -------------

     Total current liabilities .................................................          2,998           1,676

Deferred income taxes ..........................................................            940           1,012
Deferred revenues, net of current portion ......................................          1,500           1,500
                                                                                   -------------   -------------

     Total liabilities .........................................................          5,438           4,188
                                                                                   -------------   -------------

Minority interests .............................................................            780           1,127
                                                                                   -------------   -------------

Commitments and contingencies (Note 5)

Allocated net worth:

  Funds allocated by Acacia Research Corporation ...............................        104,963         105,129

  Accumulated net losses .......................................................        (72,608)        (70,466)
                                                                                   -------------   -------------

     Total allocated net worth .................................................         32,355          34,663
                                                                                   -------------   -------------

                                                                                   $     38,573    $     39,978
                                                                                   =============   =============

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                       22

                                                ACACIA TECHNOLOGIES GROUP
                                       (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                STATEMENTS OF OPERATIONS
                                                     (IN THOUSANDS)
                                                       (UNAUDITED)

                                                                FOR THE THREE MONTHS ENDED    FOR THE SIX MONTHS ENDED
                                                               ---------------------------   ---------------------------
                                                                 JUNE 30,       JUNE 30,       JUNE 30,       JUNE 30,
                                                                  2004           2003           2004           2003
                                                               ------------   ------------   ------------   ------------
Revenues:
  License fees .............................................   $       666    $        19    $     1,265    $        25
                                                               ------------   ------------   ------------   ------------

     Total revenues ........................................           666             19          1,265             25
                                                               ------------   ------------   ------------   ------------

Operating expenses:
  Marketing, general and administrative expenses ...........         1,160            878          2,166          2,202
  Legal expenses - patents .................................           576            575          1,178            837
  Amortization of patents ..................................           125            125            250            251
                                                               ------------   ------------   ------------   ------------

     Total operating expenses ..............................         1,861          1,578          3,594          3,290
                                                               ------------   ------------   ------------   ------------

     Operating loss ........................................        (1,195)        (1,559)        (2,329)        (3,265)
                                                               ------------   ------------   ------------   ------------

Other income:
  Interest income ..........................................           108            132            220            280
  Realized gains on short-term investments .................            --             25             --             62
  Other expenses ...........................................            --           (206)            --           (206)
                                                               ------------   ------------   ------------   ------------

     Total other income (expense) ..........................           108            (49)           220            136
                                                               ------------   ------------   ------------   ------------

Loss from continuing operations before
  income taxes and minority interests ......................        (1,087)        (1,608)        (2,109)        (3,129)

Benefit for income taxes ...................................            35             31             68             58
                                                               ------------   ------------   ------------   ------------

Loss from continuing operations before
  minority interests .......................................        (1,052)        (1,577)        (2,041)        (3,071)

Minority interests .........................................             3             --              3             --
                                                               ------------   ------------   ------------   ------------

Loss from continuing operations ............................        (1,049)        (1,577)        (2,038)        (3,071)

Discontinued operations:

  Estimated loss on disposal of discontinued operations ....          (104)            --           (104)            --
                                                               ------------   ------------   ------------   ------------

Division net loss ..........................................   $    (1,153)   $    (1,577)   $    (2,142)   $    (3,071)
                                                               ============   ============   ============   ============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                           23

                                               ACACIA TECHNOLOGIES GROUP
                                      (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                               STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)
                                                      (UNAUDITED)

                                                                                            FOR THE SIX MONTHS ENDED
                                                                                         -----------------------------
                                                                                         JUNE 30, 2004   JUNE 30, 2003
                                                                                         -------------   -------------
Cash flows from operating activities:
  Division net loss from continuing operations .......................................   $     (2,038)   $     (3,071)
Adjustments to reconcile division net loss from continuing operations to net cash used in operating activities:
   Depreciation and amortization .....................................................            275             317
   Deferred tax benefit ..............................................................            (72)            (73)
   Other .............................................................................             --             205
Changes in assets and liabilities:
   Accounts receivable ...............................................................            (26)             (8)
   Prepaid expenses, other receivables and other assets ..............................           (440)            (97)
   Accounts payable, accrued expenses ................................................            994            (255)
   Deferred revenues .................................................................            309              49
                                                                                         -------------   -------------

   Net cash used in operating activities from continuing operations ..................           (998)         (2,933)
   Net cash used in operating activities from discontinued operations ................           (311)           (229)
                                                                                         -------------   -------------
   Net cash used in operating activities .............................................         (1,309)         (3,162)
                                                                                         -------------   -------------

Cash flows from investing activities:
   Purchase of property and equipment, net ...........................................            (53)             (5)
   Purchase of available-for-sale investments ........................................           (948)         (2,053)
   Sale of available-for-sale investments ............................................          3,000              --
   Other .............................................................................             (5)             --
                                                                                         -------------   -------------

   Net cash provided by (used in) investing activities from continuing operations ....          1,994          (2,058)
   Net cash used in investing activities from discontinued operations ................           (198)           (356)
                                                                                         -------------   -------------
   Net cash provided by (used in) investing activities ...............................          1,796          (2,414)
                                                                                         -------------   -------------

Cash flows from financing activities:
   Net cash flows attributed to the Acacia Technologies group ........................           (155)           (429)
                                                                                         -------------   -------------

Increase (decrease) in cash and cash equivalents .....................................            332          (6,005)

Cash and cash equivalents, beginning .................................................         28,142          39,792
                                                                                         -------------   -------------

Cash and cash equivalents, ending ....................................................   $     28,474    $     33,787
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

         The Acacia Technologies group, a division of Acacia Research Corporation, is primarily comprised of Acacia Research Corporation's interests in two wholly owned subsidiaries: (1) Acacia Media Technologies Corporation, ("Acacia Media Technologies") a Delaware corporation, and (2) Soundview Technologies, Inc., ("Soundview Technologies") a Delaware corporation, and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the Acacia Research Corporation's intellectual property licensing business.

         The Acacia Technologies group is responsible for the development, acquisition, licensing and protection of intellectual property and proprietary technologies and is pursuing additional licensing and strategic business alliances with companies in the intellectual property licensing industry.

         RECAPITALIZATION TRANSACTION. On December 11, 2002, Acacia Research Corporation's stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby Acacia Research Corporation created two new classes of common stock called Acacia Research-CombiMatrix stock ("AR-CombiMatrix stock") and Acacia Research-Acacia Technologies stock ("AR-Acacia Technologies stock"), and divided Acacia Research Corporation's existing Acacia Research Corporation common stock into shares of the two new classes of common stock.

         BASIS OF PRESENTATION. The unaudited interim Acacia Technologies group financial statements as of June 30, 2004, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the Acacia Technologies group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2003. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The Acacia Technologies group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of its financial position as of June 30, 2004, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

         Under the terms of the Acacia Technologies group's digital media transmission ("DMT(R)") license agreements, the Acacia Technologies group grants non-exclusive licenses for the use of its patented DMT(R) technology. In most instances, our license agreements provide for recurring royalty payments for each year that the license agreements are in effect through the expiration of the patents. Pursuant to the terms of the DMT(R) license agreements, once executed, the Acacia Technologies group has no further obligations with respect to the grant of the licenses. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

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


3.       RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 8 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.


4.       GOODWILL AND INTANGIBLES

         The Acacia Technologies group's only identifiable intangible assets are patents. Annual aggregate amortization expense for each of the next five years through December 31, 2008 is estimated to be $500,000 per year. At June 30, 2004 and December 31, 2003, all of the Acacia Technologies group's acquired intangible assets other than goodwill were subject to amortization.


5.       COMMITMENTS AND CONTIGENCIES

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT(R) patents. No royalty obligation has been incurred as of June 30, 2004. Any royalties paid pursuant to the agreements will be expensed in the statement of operations.

LITIGATION

         Acacia Technologies group is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Acacia Technologies group's financial position, results of operations or cash flows. However, the Acacia Technologies group could be subject to claims and legal actions relating to the CombiMatrix group.

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

ACACIA MEDIA TECHNOLOGIES

INTERNET WEBSITES

          In February 2003, Acacia Media Technologies initiated DMT(R) patent infringement litigation in the Federal District Court for the Central District of California against approximately 39 defendants who provide adult oriented digital content over the Internet. All of the defendants were previously notified of our belief that their conduct infringes on our patent rights. As of June 30, 2004, nine of the original 39 defendants remain in the initial litigation.

          In December 2003, Acacia Media Technologies added an additional eight defendants to its pending patent infringement litigation described above. The new complaints, filed with the Court, seek to create a defendant class for all adult entertainment companies that infringe Acacia Media Technologies' DMT(R) patents by transmitting pre-recorded, digital audio and audio/video adult content via any electronic communication channel into or from the Central District of California, or that operate at least one interactive website where a user located in Central District of California can exchange information with a host computer. Defendant class action status, which must be approved by the Court, would permit the Court's rulings on certain key issues to legally bind all members of the class, whether or not they have been specifically named as defendants in the litigation.

         On July 12, 2004, the Judge issued a Markman ruling interpreting claims from two of the five U.S. DMT(R) patents that are being asserted against the adult entertainment companies in the litigation described above. The Judge defined certain terms from the patents and requested additional briefing and expert testimony on other terms.

HOTEL ON-DEMAND TV INDUSTRY

         In November 2003, Acacia Media Technologies initiated a patent infringement lawsuit in the Federal District Court for the Central District of California against On Command Corporation, provider of interactive in-room entertainment, information and business services to the lodging industry, regarding Acacia Media Technologies' DMT(R) technology. In June 2004, Acacia Media Technologies entered into a license agreement for its DMT(R) technology with On Command Corporation settling all outstanding litigation between the parties.

CABLE AND SATELLITE TV

         In June 2004, Acacia Media Technologies Corporation filed a Complaint in the District Court for the Northern District of California alleging infringement of Acacia Media Technologies Corporation's DMT(R) patents against 9 cable and satellite companies. Companies named as defendants in the lawsuit include Comcast Corporation, Charter Communications, Inc., The DirectTV Group, Inc., Echostar Communications Corporation, Boulder Ridge Cable TV, Central Valley Cable TV, LLC, Seren Innovations, Inc., Cox Communications, Inc., and Hospitality Network, Inc. (a wholly owned subsidiary of Cox that supplies hotel on-demand TV services). In July 2004, Acacia Media Technologies executed a license and settlement agreement with Central Valley Cable.


6.       DISCOUNTINUED OPERATIONS

         The second quarter 2004 results include a $104,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com, related primarily to certain noncancellable lease obligations and the inability to sublease the related office space at rates commensurate with existing obligations or negotiate more favorable terms.

7.       SUBSEQUENT EVENTS

         In July 2004, the Acacia Technologies group acquired U.S. Patent No. 6,226,677 from LodgeNet Entertainment Corporation. The patent covers technology and methods for redirecting users to a login page when accessing the Internet. The acquired patent has several potential licensing opportunities, including DSL registrations, wireless "hotspots", and hotel high-speed Internet access. The Patent Purchase Agreement with LodgeNet Corporation includes terms by which the companies will divide future revenue received by the Acacia Technologies group from licensing the patent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003 and our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 17, 2004, as amended, that discuss our businesses in greater detail.

         This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements and in the section titled "Risk Factors" below.

OVERVIEW

         As used in this Form 10-Q, "we," "us" and "our" refer to Acacia Research Corporation and its subsidiary companies.

         Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

         The following discussion is based primarily on our unaudited consolidated balance sheet as of June 30, 2004 and on our unaudited consolidated statement of operations for the period from January 1, 2004 to June 30, 2004. The discussion compares the activities for the three and six months ended June 30, 2004 to the activities for the three and six months ended June 30, 2003. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. This information should also be read in conjunction with the "Risk Factors" included elsewhere in this section.

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

         ACACIA TECHNOLOGIES GROUP. The Acacia Technologies group is responsible for the development, acquisition, licensing and protection of intellectual property and proprietary technologies and is pursuing additional licensing and strategic business alliances with companies in the intellectual property licensing industry. The Acacia Technologies group owns and out-licenses a portfolio of pioneering U.S. and foreign patents covering digital audio and video transmission and receiving systems, commonly known as audio-on-demand, video-on-demand, and audio/video streaming. The Acacia Technologies group's patented proprietary digital media transmission, or DMT(R) technology, enables the digitization, encryption, storage, transmission, receipt and playback of digital content via several means including the Internet, cable, satellite and wireless systems. The Acacia Technologies group also owns and has out-licensed to consumer electronics manufacturers, patented technology known as the V-chip. The V-chip technology was protected by U.S. Patent No. 4,554,584, which expired in July 2003. In July 2004, the Acacia Technologies group acquired U.S. Patent No. 6,226,677 from LodgeNet Entertainment Corporation. The patent covers technology and methods for redirecting users to a login page when accessing the Internet. The acquired patent has several potential licensing opportunities, including DSL registrations, wireless "hotspots", and hotel high-speed Internet access.

Operating activities for the first and second quarters of 2004 include the following:

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

         o During the first quarter of 2004, the CombiMatrix group entered into the following collaborations:

                  Nanotechnology
                  --------------

                  - a collaboration, funded by the National Science Foundation, with Washington University in St. Louis to develop a system for the synthesis of libraries of diverse, non-nucleic acid molecules. These libraries will be synthesized using CombiMatrix group's semiconductor based microarrays and electrochemical synthetic methods. CombiMatrix NanoArrays(TM) will be used for the diverse chemical synthesis.

                  - a collaboration with Cyrano Sciences on the development of chemical sensors which merge CombiMatrix group's microarray technology with Cyrano's electronic nose technology.

                  Express Track(sm)
                  -----------------

                  - an expanded collaboration with Professor Bonaventura Clotet, M.D., Ph.D., of the Retrovirology Laboratory irsiCaixa, to conduct the initial efficacy screening of pooled siRNA compounds against the hepatitis C virus.

                  Diagnostics
                  -----------

                  - a collaboration with Dr. Ulrich Melcher, Department of Biochemistry and Molecular Biology and Dr. Alexander C. Lai, Department of Microbiology and Molecular Genetics, from Oklahoma State University, to utilize CombiMatrix group's `Bird Flu' CustomArray(TM)devices to characterize Bird flu viruses at the genomic level.

                  - a collaboration with St. Jude Children's Research Hospital to study the genetic variation in the H9 variant of Bird Flu.

                  - a collaboration with Case Western Reserve University for work in developing a novel diagnostic for Alzheimer's disease using the
                           CustomArray(TM)platform.

         o In April 2004, Acacia Research Corporation raised net proceeds of approximately $13,715,000 through the sale of three million shares of Acacia Research - CombiMatrix common stock in a registered direct offering. The net proceeds from this offering were attributed to the CombiMatrix group.

         o In April 2004, the CombiMatrix group named Mark A. Kay, M.D., Ph.D., to its Scientific Advisory Board. Dr. Kay is a Professor, Departments of Pediatrics and Genetics, and Director, Program in Human Gene Therapy, at the Stanford University School of Medicine. Dr. Kay is one of the founders of and is currently the Vice President of the American Society of Gene Therapy and a leader and pioneer in areas including RNAi, gene and nucleic-acid drug delivery, and gene therapy.

         o In June 2004, the CombiMatrix group announced that it will launch the CustomArray(TM) 12K DNA expression array in July 2004, offering researchers the ability to order a fully customizable array with more than 12,000 sites. CustomArray(TM)12K expands CombiMatrix group's microarray portfolio to meet the needs of a broader research audience. CustomArray(TM)products enable researchers to study any combination of genes from any genome on a single chip. In addition to the complete customization and flexibility inherent in the CustomArray(TM) chips, CombiMatrix group has simplified the ordering process with the first online custom microarray ordering website.

         o In June 2004, the CombiMatrix group entered into a co-marketing relationship with Axon Instruments, Inc., to jointly support sales of CombiMatrix group's CustomArray(TM) microarray platform and Axon's GenePix scanners.

         ACACIA TECHNOLOGIES GROUP:

         o As of July 2004, the Acacia Technologies group has entered into 160 DMT(R)technology licensing agreements, including agreements with companies in the cable television, hotel on-demand TV services, online music, movie, adult entertainment, e-learning, corporate and sports, news and information industries. We have executed license agreements with companies including Capella Education Company, B&C Cablevision, Central Valley Cable TV, LLC, CinemaNow, Inc., Disney Enterprises, Inc., General Dynamics Interactive Corporation, Grupo Pegaso, LodgeNet Entertainment Corporation, NXTV, Inc., On Command Corporation, Oral Roberts University,
                  T. Rowe Price, 24/7 University, Inc., Virgin Radio and Wachovia Corporation.

         o In January 2004, the Acacia Technologies group was issued an additional European patent covering 14 countries for its DMT(R) technology. The new patent provides additional coverage in Great Britain, Germany, France, Italy, Spain, Switzerland, Sweden, Denmark, Austria, Belgium, Netherlands, Monaco, Luxembourg and Greece.

         o In June 2004, the Acacia Technologies group entered into a License Agreement for its DMT(R) technology with On Command Corporation, a provider of interactive in-room entertainment, information and business services to the lodging industry. The license to On Command Corporation resolves a patent infringement lawsuit filed by Acacia Media Technologies against On Command Corporation and its related companies, and counterclaims filed by On Command Corporation against Acacia Media Technologies, which were pending in the District Court for the Central District of California.

         o In June 2004, Acacia Media Technologies Corporation filed a complaint in the District Court for the Northern District of California alleging infringement of Acacia Media Technologies Corporation's DMT(R)patents against nine cable and satellite companies. Companies named as defendants in the lawsuit include Comcast Corporation, Charter Communications, Inc., The DirectTV Group, Inc., Echostar Communications Corporation, Boulder Ridge Cable TV, Central Valley Cable TV, LLC, Seren Innovations, Inc., Cox Communications, Inc., and Hospitality Network, Inc. (a wholly owned subsidiary of Cox that supplies hotel on-demand TV services). In July 2004, Acacia Media Technologies executed a license and settlement agreement with Central Valley Cable TV and B&C Cablevision.

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

ACACIA RESEARCH CORPORATION CONSOLIDATED
COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
JUNE 30, 2004 AND 2003


NET INCOME (LOSS) (IN THOUSANDS)

                                                 FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                ----------------------------  ----------------------------
                                                JUNE 30, 2004  JUNE 30, 2003  JUNE 30, 2004  JUNE 30, 2003
                                                -------------  -------------  -------------  -------------
Net income (loss) ............................  $     (4,669)  $     (6,774)  $      6,234   $    (13,441)

         The change in net income (loss) was primarily due to an increase in revenues recognized by both operating groups, a decrease in CombiMatrix group related research and development costs and non-cash stock compensation charges, offset by an increase in marketing, general and administrative costs for both operating groups and patent related legal costs for the Acacia Technologies group. We estimate that there will be sufficient losses from operations in the current fiscal year to offset any taxable income related to the deferred contract revenues recognized during the three months ended March 31, 2004, resulting in no significant tax liability or expense in the three or six months ended June 30, 2004 or for the year ended December 31, 2004.

REVENUES (IN THOUSANDS)

                                                 FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                ----------------------------  ----------------------------
                                                JUNE 30, 2004  JUNE 30, 2003  JUNE 30, 2004  JUNE 30, 2003
                                                -------------  -------------  -------------  -------------
Research and development contract ............  $         --   $         --   $     17,302   $         --
License fees .................................           666             19          1,265             25
Government contract ..........................           701             --            918             --
Cost of government contract revenues .........          (653)            --           (858)            --
Service contracts ............................             5              6             86             13
Products .....................................            44             --             60            209
Cost of product sales ........................           (36)            --            (40)           (77)

         RESEARCH AND DEVELOPMENT CONTRACT. In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche Diagnostics, GmbH, or Roche. As a result of completing all obligations under this agreement and in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred Roche related contract revenues during the first quarter of 2004.

         LICENSE FEES. License fee revenues are comprised of DMT(R) technology license fees recognized by the Acacia Technologies group which increased primarily due to the significant growth in the number of DMT(R) technology license agreements executed since March 31, 2003. License fee revenues will fluctuate from period to period based on the increase in license agreements executed, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee payments from licensees, and other factors. Periodic license fee revenues may include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received.

         GOVERNMENT CONTRACT AND COST OF GOVERNMENT CONTRACT REVENUES. In March 2004, the CombiMatrix group executed a two-year $5.9 million research and development contract with the Department of Defense to further the development of the CombiMatrix group's microarray technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group's commitments under its biowarfare detection contract with the Department of Defense which is approximately 15% complete as of June 30, 2004.

         SERVICE CONTRACTS. The change was due primarily to $70,000 of service contract revenues recognized by CombiMatrix K.K. during the first quarter of 2004.

         PRODUCT REVENUES AND COST OF PRODUCT SALES. Product revenues and costs of product sales during the three and six months ended June 30, 2004 relate to domestic and international sales of the CombiMatrix group's microarray products. Product revenues and costs of product sales during the three and six months ended June 30, 2003 were recognized exclusively by CombiMatrix K.K. from the sale of a genomics microarray synthesizer and related microarray products and services to Japanese research institutions in the first quarter of 2003.

RESEARCH AND DEVELOPMENT EXPENSES (IN THOUSANDS)

                                                 FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                ----------------------------  ----------------------------
                                                JUNE 30, 2004  JUNE 30, 2003  JUNE 30, 2004  JUNE 30, 2003
                                                -------------  -------------  -------------  -------------
Research and development expenses ............  $      1,409   $      2,158   $      2,792   $      4,493

         RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expenses was primarily due to the CombiMatrix group's completion of several Roche related research and development projects during the third and fourth quarters of 2003, and final completion of the research and development agreement with Roche in the first quarter of 2004. With the completion of the research and development agreement with Roche, future research and development expenses will be incurred in connection with the CombiMatrix group's commitments under its biowarfare detection contract with the Department of Defense, its collaboration and supply agreement with Toppan Printing Corporation, or Toppan and ongoing internal research and development efforts in the areas of genomics, drug discovery and development and material sciences. The CombiMatrix group expects its research and development expenses to continue to be volatile and such expenses could increase in future periods as additional contract research and development agreements are undertaken.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES AND LEGAL SETTLEMENT CHARGES (IN
THOUSANDS)

                                                 FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                ----------------------------  ----------------------------
                                                JUNE 30, 2004  JUNE 30, 2003  JUNE 30, 2004  JUNE 30, 2003
                                                -------------  -------------  -------------  -------------
Marketing, general and administrative
  expenses ...................................  $      3,964   $      3,552   $      7,850   $      7,807
Legal settlement charges .....................          (391)            --            866             --

          MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase was due primarily to the addition of licensing and business development personnel for the Acacia Technologies group, an increase in corporate professional fees related to ongoing Sarbanes-Oxley compliance projects at both operating groups, an increase in marketing and sales costs related to the launch of the CombiMatrix group's CustomArray(TM) DNA microarray platform beginning in March 2004 and an increase in general and administrative overhead costs in connection with the Acacia Technologies group's ongoing operations. Acacia Technologies group's patent related legal expenses increased during the six months ended June 30, 2004 versus the comparable 2003 period due to an increase in the Acacia Technologies group's ongoing DMT(R) patent commercialization and enforcement efforts, including increased legal and engineering costs related to new patent claims, increased patent enforcement costs related to ongoing litigation and increased costs related to the identification of additional potential licensees of our DMT(R) technology.

         LEGAL SETTLEMENT CHARGES. In connection with the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc., we recorded a net non-cash charge totaling $866,000 during the six months ended June 30, 2004, which reflects the fair value of AR-CombiMatrix common stock issued and potentially issuable to Nanogen, Inc. during the period in connection with certain anti-dilution provisions of the settlement agreement. Periodic charges and the related liability are estimated based on the number of shares issuable and or potentially issuable and the AR-CombiMatrix stock price at the end of the respective reporting period. The credit during the three months ended June 30, 2004 was due to the decrease in AR-CombiMatrix stock price during the three months ended June 30, 2004, as compared to the first quarter of 2004. The anti-dilution provisions of the settlement agreement expire in September 2005.

NON-CASH STOCK COMPENSATION AMORTIZATION (IN THOUSANDS)

                                                 FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                ----------------------------  ----------------------------
                                                JUNE 30, 2004  JUNE 30, 2003  JUNE 30, 2004  JUNE 30, 2003
                                                -------------  -------------  -------------  -------------
Non-cash stock compensation amortization:
  Research and development ...................  $         32   $        280   $         101  $        282
  Marketing, general and administrative ......           143            496             477           634

         The decrease was primarily due to the accelerated method of stock compensation amortization utilized which results in higher amounts of amortization in the early vesting periods. Non-cash stock compensation expense reversals related to the forfeiture of certain unvested stock options during the six months ended June 30, 2004 and 2003 were $102,000 and $759,000, respectively. The remaining amount of deferred stock compensation expense of $321,000 as of June 30, 2004, all related to the CombiMatrix group, is expected to be fully amortized by the end of 2004.

INFLATION

         Inflation has not had a significant impact on Acacia Research Corporation.

LIQUIDITY AND CAPITAL RESOURCES

          Acacia Research Corporation's consolidated cash and cash equivalents and short-term investments totaled $60.4 million at June 30, 2004 compared to $50.5 million at December 31, 2003. Working capital at June 30, 2004 was $57.3 million, compared to $30.7 million at December 31, 2003. Working capital increased due primarily to the recognition of $17.3 million in deferred contract revenues in the first quarter of 2004.

         Net cash provided by (used in) operations for the six months ended June 30, 2004 and 2003 were as follows (in thousands):

                                                   FOR THE SIX MONTHS ENDED JUNE 30, 2004    FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                                  ----------------------------------------  ----------------------------------------
                                                     ACACIA                                    ACACIA
                                                  TECHNOLOGIES  COMBIMATRIX                 TECHNOLOGIES  COMBIMATRIX
                                                     GROUP         GROUP      CONSOLIDATED     GROUP         GROUP      CONSOLIDATED
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Net cash provided by (used in) continuing
 operations:
  Operating activities ........................   $     (998)     $ (6,600)    $   (7,598)  $    (2,933)  $      (854)  $    (3,787)
  Investing activities ........................         1,994       (13,135)      (11,141)       (2,058)         (386)       (2,444)
  Financing activities ........................          (155)       18,561        18,406          (429)        5,304         4,875
Effect of exchange rate on cash ...............            --            (6)           (6)            -            (4)           (4)
Net cash used in discontinued operations ......          (509)           --          (509)         (585)           --          (585)
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Increase (decrease) in cash and cash
  equivalents .................................   $       332   $    (1,180)  $      (848)  $    (6,005)  $     4,060   $    (1,945)
                                                  ============  ============  ============  ============  ============  ============

         The increase in net cash outflows from operations for the CombiMatrix group was primarily due to a decrease in cash payments received from customers which totaled $462,000 during the six months ended June 30, 2004, comprised of $339,000 from the Department of Defense and $123,000 from the sale of microarray products, compared to $8.1 million received from Roche and Toppan in the comparable 2003 period. The increase for the CombiMatrix group also reflects a decrease in research and development expenses, partially offset by an increase in marketing and sales expenses and the impact of the timing of vendor payments and related accruals. The change in net cash outflows from operations for the Acacia Technologies group was primarily due to an increase in DMT(R) license fee payments received from licensees, an increase in marketing, general and administrative and patent related legal expenses, offset by the impact of the timing of vendor payments and related accruals.

         The change in net cash flows used in continuing investing activities was due primarily to Acacia Research Corporation's ongoing short term cash management activities and an increase in short term investments purchased by the CombiMatrix group related to the receipt of net proceeds from financing activities as described below.

         The change in net cash flows provided by financing activities was due to the completion of an equity financing raising net proceeds of approximately $13.7 million through the sale of Acacia Research - CombiMatrix common stock during the six months ended June 30, 2004, compared to equity financing net proceeds of $4.9 million during the comparable 2003 period. Financing activities for the six months ended June 30, 2004 also included proceeds, primarily from the exercise of Acacia Research -CombiMatrix common stock warrants and stock options, totaling $4.6 million, compared to zero in the comparable 2003 period. Net proceeds from the sale of Acacia Research-CombiMatrix common stock were attributed to the CombiMatrix group.

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

OFF-BALANCE SHEET ARRANGEMENTS

         We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2004. We have no committed lines of credit or other committed funding or long-term debt. The following table lists Acacia Research Corporation's material known future cash commitments as of June 30, 2004:

                                                              PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                              -----------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                        REMAINING                                                   2008 AND
                                                 2004            2005           2006          2007        THEREAFTER
                                              -----------    -----------    -----------    -----------    -----------
  Operating Leases ......................     $    1,080     $    2,221     $    2,148     $    1,976     $    1,615
  Minimum Royalty Payments (1) ..........            100            100            100            100          1,100
                                              -----------    -----------    -----------    -----------    -----------
  Total Contractual Cash Obligations ....     $    1,180     $    2,321     $    2,248     $    2,076     $    2,715
                                              ==========     ==========     ==========     ==========     ==========

-----------------------------------
(1) In accordance with the September 30, 2002 settlement agreement entered into between CombiMatrix Corporation, Dr. Don Montgomery and Nanogen, Inc., CombiMatrix Corporation is required to pay 12.5% of certain revenues, subject to minimum and maximum amounts not to exceed $1.5 million per year, beginning in the fourth quarter of 2003, for the remaining life of the CombiMatrix group's core patents.

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT(R) patents. No royalty obligation has been incurred as of June 30, 2004. Any royalties paid pursuant to the agreements will be expensed in the consolidated statement of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 8 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

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


COMBIMATRIX GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NET INCOME (LOSS) (IN THOUSANDS)

                                            FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                         -------------------------------     -------------------------------
                                         JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004     JUNE 30, 2003
                                         -------------     -------------     -------------    -------------
  Division net income (loss) .......     $     (3,516)     $     (5,197)     $      8,376     $    (10,370)


         The change in net income (loss) for the three and six months ended June 30, 2004 was primarily due to the recognition of $17.3 million in Roche deferred contract revenue in the first quarter of 2004, an increase in government contract and product sales revenues and a decrease in research and development expenses and non-cash stock compensation charges, which were partially offset by an increase in marketing general and administrative expenses and the impact of net non-cash legal settlement charges. The CombiMatrix group estimates that there will be sufficient losses from operations in the current fiscal year to offset any taxable income related to the Roche deferred contract revenues recognized during the three months ended March 31, 2004, resulting in no significant tax liability or expense in the current period or for the year ended December 31, 2004.

REVENUES (IN THOUSANDS)

                                                 FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                              -------------------------------    -------------------------------
                                              JUNE 30, 2004     JUNE 30, 2003    JUNE 30, 2004     JUNE 30, 2003
                                              -------------     -------------    -------------     -------------
Research and development contract .......     $         --      $         --     $     17,302      $         --
Government contract .....................              701                --              918                --
Cost of government contract revenues ....             (653)               --             (858)               --
Service contracts .......................                5                 6               86                13
Products ................................               44                --               60               209
Cost of product sales ...................              (36)               --              (40)              (77)

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

         GOVERNMENT CONTRACT AND COST OF GOVERNMENT CONTRACT REVENUES. In March 2004, the CombiMatrix group executed a two-year $5.9 million research and development contract with the Department of Defense to further the development of the CombiMatrix group's microarray technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group's commitments under its biowarfare detection contract with the Department of Defense which is approximately 15% complete as of June 30, 2004.

         SERVICE CONTRACTS. The increase was due to $70,000 in service contract revenues recognized by CombiMatrix K.K. during the six months ended June 30, 2004.

         PRODUCTS AND COST OF PRODUCT SALES. Product revenues and costs of product sales during the three and six months ended June 30, 2004 relate to domestic and international sales of the CombiMatrix group's microarray products. Product revenues and costs of product sales during the three and six months ended June 30, 2003 were recognized exclusively by CombiMatrix K.K. from the sale of a genomics microarray synthesizer and related microarray products and services to Japanese research institutions in the first quarter of 2003.

RESEARCH AND DEVELOPMENT EXPENSES (IN THOUSANDS)

                                                                        FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                       -----------------------------   -----------------------------
                                                                       JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                                                       -------------   -------------   -------------   -------------
Research and development expenses ..................................   $      1,409    $      2,158    $      2,792    $      4,493

         RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expenses was primarily due to the CombiMatrix group's completion of several Roche related research and development projects during the third and fourth quarters of 2003, and final completion of the research and development agreement with Roche in the first quarter of 2004. With the completion of the research and development agreement with Roche, future research and development expenses will be incurred in connection with the CombiMatrix group's commitments under its biowarfare detection contract with the Department of Defense, its collaboration and supply agreement with Toppan and ongoing internal research and development efforts in the areas of genomics, drug discovery and development and material sciences. The CombiMatrix group expects its research and development expenses to continue to be volatile and such expenses could increase in future periods as additional contract research and development agreements are undertaken.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES AND LEGAL SETTLEMENT CHARGES (IN THOUSANDS)

                                                                        FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                       -----------------------------   -----------------------------
                                                                       JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                                                       -------------   -------------   -------------   -------------
Marketing, general and administrative expenses .....................   $      2,228    $      2,099    $      4,506    $      4,768
Legal settlement charges ...........................................           (391)             --             866              --

          MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase was due primarily to an increase in corporate professional fees related to ongoing Sarbanes-Oxley compliance projects and an increase in marketing and sales costs related to the launch of the CombiMatrix group's CustomArray(TM) DNA microarray platform beginning in March 2004.

         LEGAL SETTLEMENT CHARGES. In connection with the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc., we recorded a net non-cash charge totaling $866,000 during the six months ended June 30, 2004, which reflects the fair value of AR-CombiMatrix common stock issued and potentially issuable to Nanogen, Inc. during the period in connection with certain anti-dilution provisions of the settlement agreement. Periodic charges and the related liability are estimated based on the number of shares issuable and or potentially issuable and the AR-CombiMatrix stock price at the end of the respective reporting period. The credit during the three months ended June 30, 2004 was due to the decrease in AR-CombiMatrix stock price during the three months ended June 30, 2004, as compared to the first quarter of 2004. The anti-dilution provisions of the settlement agreement expire in September 2005.

NON-CASH STOCK COMPENSATION AMORTIZATION (IN THOUSANDS)

                                                                        FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                       -----------------------------   -----------------------------
                                                                       JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                                                       -------------   -------------   -------------   -------------
Non-cash stock compensation amortization - research and
  development ......................................................   $         32    $        280    $        101    $        282
Non-cash stock compensation amortization - marketing, general
  and administrative ...............................................            143             496             477             634

          The decrease was primarily due to the accelerated method of stock compensation amortization utilized which results in higher amounts of amortization in the early vesting periods. Non-cash stock compensation expense reversals related to the forfeiture of certain unvested stock options during the six months ended June 30, 2004 and 2003 were $102,000 and $759,000, respectively. The remaining amount of deferred stock compensation expense of $321,000 as of June 30, 2004, all related to the CombiMatrix group, is expected to be fully amortized by the end of 2004.

INFLATION

         Inflation has not had a significant impact on the CombiMatrix group in the current or prior periods.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004, cash and cash equivalents and short-term investments totaled $28.9 million, compared to $17.3 million at December 31, 2003. Working capital at June 30, 2004 was $27.2 million, compared to a working capital deficit of $2.0 million at December 31, 2003. Working capital increased due primarily to the recognition of $17.3 million in deferred contract revenues during the three months ended March 31, 2004.

         Net cash provided by (used in) operations for the six months ended June 30, 2004 and 2003 were as follows (in thousands):

                                                                    FOR THE SIX MONTHS ENDED
                                                                  -----------------------------
                                                                  JUNE 30, 2004   JUNE 30, 2003
                                                                  -------------   -------------
Net cash provided by (used in) continuing operations:
  Operating activities .....................................      $     (6,600)   $       (854)
  Investing activities .....................................           (13,135)           (386)
  Financing activities .....................................            18,561           5,304
Effect of exchange rate on cash ............................                (6)             (4)
                                                                  -------------   -------------
(Decrease) increase in cash and cash equivalents ...........      $     (1,180)   $      4,060
                                                                  =============   =============

         The increase in net cash outflows from operations was primarily due to a decrease in cash payments received from customers which totaled $462,000 during the six months ended June 30, 2004, comprised of $339,000 from the Department of Defense and $123,000 from the sale of microarray products, compared to $8.1 million received from Roche and Toppan in the comparable 2003 period. The change also reflects a decrease in research and development expenses, partially offset by an increase in marketing, and sales expenses and the impact of the timing of vendor payments and related accruals.

         The change in net cash flows used in continuing investing activities was due primarily to the CombiMatrix group's ongoing short term cash management activities and an increase in short term investments purchased related to the receipt of net proceeds from financing activities as described below.

         The change in net cash inflows attributed to the CombiMatrix group from financing activities was due to Acacia Research Corporation's completion of an equity financing raising net proceeds of approximately $13.7 million through the sale of Acacia Research - CombiMatrix common stock during the six months ended June 30, 2004, compared to equity financing net proceeds of $4.9 million during the comparable 2003 period. Financing activities for the six months ended June 30, 2004 also include proceeds from the exercise of Acacia Research -CombiMatrix common stock warrants and stock options totaling $4.6 million, compared to zero in the comparable 2003 period.

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

         To date, the CombiMatrix group has relied primarily upon selling equity securities, as well as payments from strategic partners to generate the funds needed to finance the implementation of the CombiMatrix group's business strategies. The CombiMatrix group may encounter unforeseen difficulties that may deplete capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt or other external financings; however, the CombiMatrix group cannot assure that additional funding will be available on favorable terms, if at all. If the CombiMatrix group fails to obtain additional funding when needed, the CombiMatrix group may not be able to execute its business strategies and its business may suffer.

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

OFF-BALANCE SHEET ARRANGEMENTS

         The CombiMatrix group has not entered into off-balance sheet financing arrangements, other than operating leases. The CombiMatrix group has no significant commitments for capital expenditures in 2004. The CombiMatrix group has no committed lines of credit or other committed funding or long-term debt. The following table lists the CombiMatrix group's material known future cash commitments as of June 30, 2004:

                                                              PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                            -----------------------------------------------------------------------
                                            REMAINING                                                    2008 AND
CONTRACTUAL OBLIGATIONS                       2004             2005          2006           2007        THEREAFTER
                                            -----------    -----------    -----------    -----------    -----------
Operating Leases(2) ...................     $      932     $    1,918     $    1,836     $    1,937     $    1,615
Minimum Royalty Payments (1) ..........            100            100            100            100          1,100
                                            -----------    -----------    -----------    -----------    -----------
Total Contractual Cash Obligations ....     $    1,032     $    2,018     $    1,936     $    2,037     $    2,715
                                            ===========    ===========    ===========    ===========    ===========

------------------------------------
(1) In accordance with the September 30, 2002 settlement agreement entered into between CombiMatrix Corporation, Dr. Don Montgomery and Nanogen, Inc., CombiMatrix Corporation is required to pay 12.5% of certain revenues, subject to minimum and maximum amounts not to exceed $1.5 million per year, beginning in the fourth quarter of 2003, for the remaining life of the CombiMatrix group's core patents.
(2) Excludes any allocated rent expense in connection with Acacia Research Corporation's management allocation policies.

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 8 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

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

         At June 30, 2004, the CombiMatrix group had certain assets and liabilities denominated in Japanese Yen as a result of forming CombiMatrix K.K. However, due to the relative insignificance of those amounts, the CombiMatrix group does not believe that it has significant exposure to foreign currency exchange rate risks. The CombiMatrix group currently does not use derivative financial instruments to mitigate this exposure. The CombiMatrix group continues to review this and may begin hedging certain foreign exchange risks through the use of currency forwards or options in future periods.

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

         The Acacia Technologies group is responsible for the development, acquisition, licensing and protection of intellectual property and proprietary technologies and is pursuing additional licensing and strategic business alliances with companies in the intellectual property licensing industry. The Acacia Technologies group owns and out-licenses a portfolio of pioneering U.S. and foreign patents covering digital audio and video transmission and receiving systems, commonly known as audio-on-demand, video-on-demand, and audio/video streaming. The Acacia Technologies group's patented proprietary digital media transmission, or DMT(R) technology, enables the digitization, encryption, storage, transmission, receipt and playback of digital content via several means including the Internet, cable, satellite and wireless systems. The Acacia Technologies group also owns and has out-licensed to consumer electronics manufacturers, patented technology known as the V-chip. The V-chip technology was protected by U.S. Patent No. 4,554,584, which expired in July 2003. In July 2004, the Acacia Technologies group acquired U.S. Patent No. 6,226,677 from LodgeNet Entertainment Corporation. The patent covers technology and methods for redirecting users to a login page when accessing the Internet. The acquired patent has several potential licensing opportunities, including DSL registrations, wireless "hotspots", and hotel high-speed Internet access.

         The Acacia Technologies group's patent on the V-chip technology expired in July 2003. However, depending on the outcome of ongoing licensing efforts and related infringement actions, the Acacia Technologies group may continue to collect license fees on televisions sold in the United States during the patent term, subsequent to the July 2003 patent expiration date. The Acacia Technologies group is marketing its DMT(R) technology and has acquired and is looking to acquire other technologies. Acacia Technologies group's digital media transmission patent portfolio expires in 2011 in the U.S. and in 2012 in international markets. If we do not succeed in acquiring such technologies or are unable to successfully commercially license our existing and future technologies, our financial condition may be adversely impacted.

ACACIA TECHNOLOGIES GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NET LOSS (IN THOUSANDS)

                                                       FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                     ------------------------------   -----------------------------
                                                      JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                                     --------------   -------------   -------------   -------------
Net loss .........................................   $      (1,153)   $     (1,577)   $     (2,142)   $     (3,071)

         The change in net loss was due primarily to an increase in DMT(R) technology license fee revenues recognized partially offset by an increase in operating expenses during the three and six months ended June 30, 2004, as compared to the same periods in 2003.

REVENUES (IN THOUSANDS)

                                                       FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                     ------------------------------   -----------------------------
                                                      JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                                     --------------   -------------   -------------   -------------
License fees .....................................   $         666    $         19    $      1,265    $         25

         LICENSE FEES. License fee revenues are comprised of DMT(R) technology license fees recognized by the Acacia Technologies group which increased primarily due to the significant growth in the number of DMT(R) technology license agreements executed since the commencement of our DMT(R) licensing program in early 2003. License fee revenues will fluctuate from period to period based on the increase in license agreements executed, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee payments from licensees, and other factors. Periodic license fee revenues may include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE (IN THOUSANDS)

                                                       FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                     ------------------------------   -----------------------------
                                                      JUNE 30, 2004   JUNE 30, 2003   JUNE 30, 2004   JUNE 30, 2003
                                                     --------------   -------------   -------------   -------------
Marketing, general and administrative expenses ...   $       1,160    $        878    $      2,166    $      2,202
Legal expenses - patents .........................             576             575           1,178             837

          MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase was due primarily to the addition of licensing and business development personnel, an increase in corporate professional fees related to ongoing Sarbanes-Oxley compliance projects and an increase in general and administrative overhead costs in connection with ongoing operations.

          LEGAL EXPENSES - PATENTS. Acacia Technologies group's patent related legal expenses increased during the six months ended June 30, 2004 versus the comparable 2003 period due to an increase in the Acacia Technologies group's ongoing DMT(R) patent commercialization and enforcement efforts, including increased legal and engineering costs related to new patent claims, increased patent enforcement costs related to ongoing litigation and increased costs related to the identification of additional potential licensees of our DMT(R) technology.

OTHER

          The second quarter 2004 results include a $104,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com, related primarily to certain noncancellable lease obligations and the inability to sublease the related office space at rates commensurate with existing obligations or negotiate more favorable terms.

INFLATION

         Inflation has not had a significant impact on the Acacia Technologies group in the current or previous periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Acacia Technologies group's cash and cash equivalents and short-term investments totaled $31.5 million at June 30, 2004, compared to $33.2 million at December 31, 2003. Working capital at June 30, 2004 was $30.1 million, compared to $32.7 million at December 31, 2003.

         Net cash provided by (used in) operations for the six months ended June 30, 2004 and 2003 were as follows (in thousands):

                                                                 FOR THE SIX MONTHS ENDED
                                                              -------------------------------
                                                              JUNE 30, 2004    JUNE 30, 2003
                                                              ---------------  --------------
Net cash provided by (used in) continuing operations:
   Operating activities...................................    $         (998)  $      (2,933)
   Investing activities...................................             1,994          (2,058)
   Financing activities...................................              (155)           (429)
Effect of exchange rate on cash...........................                --              --
Net cash used in discontinued operations..................              (509)           (585)
                                                              ---------------  --------------
Increase (decrease) in cash and cash equivalents..........    $          332   $      (6,005)
                                                              ===============  ==============

         The change in net cash used in continuing operating activities was due primarily to an increase in DMT(R) license fee payments received during the six months ended June 30, 2004 and the impact of the timing of accruals and related vendor payments on net operating expense cash outflows.

         The change in net cash flows provided by investing activities was due to a decrease in short term investments in connection with the Acacia Technologies group's ongoing short term cash management activities.

         The Acacia Technologies group believes that its cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements through at least the next twelve months.

         To date, the Acacia Technologies group has relied primarily upon selling of Acacia Research Corporation equity securities and payments from our V-chip licensees (primarily in 2001) and DMT(R) licensees (2003 to current) to generate the funds needed to finance the operations of the Acacia Technologies group. As discussed earlier, the V-chip patent expired in July 2003. The Acacia Technologies group will not be able to collect royalties for televisions containing V-chip technology sold after the expiration of that patent, but it may still collect revenues from the sale of such televisions in the United States before the expiration date. In 2003, the Acacia Technologies group began to commercially license its DMT(R) technology recognizing approximately $2.0 million in DMT(R) license fee revenues to date, and intends to acquire and develop additional intellectual property. In July 2004, the Acacia Technologies group acquired U.S. Patent No. 6,226,677 from LodgeNet Entertainment Corporation, which covers technology and methods for redirecting users to a login page when accessing the Internet, and expects to launch a licensing and enforcement program for this patent in the third quarter of 2004. However, there can be no assurance that the Acacia Technologies group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the Acacia Technologies group and on Acacia Research Corporation's ability to achieve its intended business objectives. The Acacia Technologies group's success also depends on its ability to protect its intellectual property.

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

OFF-BALANCE SHEET ARRANGEMENTS

         The Acacia Technologies group has not entered into off-balance sheet financing arrangements, other than operating leases. The Acacia Technologies group has no significant commitments for capital expenditures in 2004. The Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. The following table lists the Acacia Technologies group's material known future cash commitments as of June 30, 2004:

                                                         PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                              -------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                       REMAINING                                           2008 AND
                                                2004          2005         2006        2007      THEREAFTER
                                              ---------    ---------    ---------    ---------    ---------
  Operating Leases(1) ...................     $    148     $    303     $    312     $     39     $     --
                                              ---------    ---------    ---------    ---------    ---------
  Total Contractual Cash Obligations ....     $    148     $    303     $    312     $     39     $     --
                                              =========    =========    =========    =========    =========

----------------
(1) Excludes any allocated rent expense in connection with Acacia Research Corporation's management allocation policies.

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT(R) patents. No royalty obligation has been incurred as of December 31, 2003. Any royalties paid pursuant to the agreements will be expensed in the statement of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 8 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         We have sustained substantial losses since our inception resulting in an accumulated deficit, as of June 30, 2004, of $177.2 million on a consolidated basis. We may never become profitable or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

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

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

         As of June 30, 2004, we had cash and short-term investments of $60.4 million on our consolidated financial statements.

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

         Despite net operating income of $5.8 million and net income of $6.2 million for the six months ended June 30, 2004, we have sustained substantial losses since our inception resulting in an accumulated deficit as of June 30, 2004, of $177.2 million on a consolidated basis. If we continue to incur operating losses in future periods, we may not have enough money to expand our business and our subsidiary companies' businesses in the future.

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

         We believe that our success will depend on continued employment by us and our subsidiary companies of senior management and key technical personnel. Our subsidiary companies will need to attract, retain and motivate qualified management personnel to execute their current business plans and to successfully develop commercially viable products and services. Competition for qualified personnel is intense, and we cannot assure you that we will successfully retain our existing key employees or attract and retain any additional personnel we may require.

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

FUTURE CHANGES IN ACCOUNTING STANDARDS OR PRACTICES MAY CAUSE ADVERSE OR UNEXPECTED FLUCTUATIONS IN OUR REPORTED RESULTS OF OPERATIONS.

         For example, any changes requiring that we record compensation expense in the statement of operations for employee stock options using the fair value method or changes in existing taxation rules related to stock options could have a significant negative impact on our reported results. Several agencies and entities are considering, and the Financial Accounting Standards Board (the "FASB") has announced, proposals to change generally accepted accounting principals in the United States that, if implemented, would require us to record charges to earnings for employee stock option grants. This pending requirement would negatively impact our earnings. In addition the FASB has proposed a choice of valuation models to estimate the fair value of employee stock options. These models, including the Black-Scholes option pricing model, use varying methods and inputs and may yield significantly different results. If another party asserts that the fair values of our employee stock options are misstated, securities class action litigation could be brought against us and/or the market price of our common stock could decline.

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

THE COMBIMATRIX GROUP IS DEPLOYING NEW AND UNPROVEN TECHNOLOGIES WHICH MAKES EVALUATION OF ITS BUSINESS AND PROSPECTS DIFFICULT, AND IT MAY BE FORCED TO CEASE OPERATIONS IF IT DOES NOT DEVELOP COMMERCIALLY SUCCESSFUL PRODUCTS.

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

THE ACACIA TECHNOLOGIES GROUP FACES INTENSE COMPETITION, AND WE CANNOT ASSURE YOU THAT IT WILL BE SUCCESSFUL.

         Although the Acacia Technologies group believes that Acacia Media Technologies has marketing and licensing rights to enforceable patents and other intellectual property, the Acacia Technologies group cannot assure you that other companies will not develop competing technologies that offer better or less expensive alternatives to those offered by Acacia Media Technologies. In the event a competing technology emerges, Acacia Media Technologies would expect substantial additional competition.

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

         The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2004, all of our investments were in money market funds, high-grade corporate bonds, and U.S. government debt securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of June 30, 2004.


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

         (b) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2004) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ACACIA MEDIA TECHNOLOGIES CORPORATION

INTERNET WEBSITES

         In February 2003, Acacia Media Technologies initiated DMT(R) patent infringement litigation in the Federal District Court for the Central District of California against approximately 39 defendants who provide adult oriented digital content over the Internet. As of March 31, 2004, nine of the original 39 defendants remain in the initial litigation. In December 2003, Acacia Media Technologies added an additional eight defendants to its pending patent infringement litigation described above. The new complaints, filed with the Federal District Court for the Central District of California, seek to create a defendant class for all adult entertainment companies that infringe Acacia Media Technologies' DMT(R) patents by transmitting pre-recorded, digital audio and audio/video adult content via any electronic communication channel into or from the Central District of California, or that operate at least one interactive website where a user located in Central District of California can exchange information with a host computer. Defendant class action status, which must be approved by the court, would permit the court's rulings on certain key issues to legally bind all members of the class, whether or not they have been specifically named as defendants in the litigation.

         On July 12, 2004, the Judge issued a Markman ruling interpreting claims from two of the five U.S. DMT(R) patents that are being asserted against the adult entertainment companies in the litigation described above. The Judge defined certain terms from the patents and requested additional briefing and expert testimony on other terms.

HOTEL ON-DEMAND TV INDUSTRY

         In November 2003, Acacia Media Technologies initiated a patent infringement lawsuit in the Federal District Court for the Central District of California against On Command Corporation, provider of interactive in-room entertainment, information and business services to the lodging industry, regarding Acacia Media Technologies' DMT(R) technology. In June 2004 Acacia

Media Technologies entered into a license agreement for its DMT(R) technology with On Command Corporation settling all outstanding litigation between the parties.

CABLE AND SATELLITE TV

         In June 2004, Acacia Media Technologies Corporation filed a Complaint in the District Court for the Northern District of California alleging infringement of Acacia Media Technologies Corporation's DMT(R) patents against 9 cable and satellite companies. Companies named as defendants in the lawsuit include Comcast Corporation, Charter Communications, Inc., The DirectTV Group, Inc., Echostar Communications Corporation, Boulder Ridge Cable TV, Central Valley Cable TV, LLC, Seren Innovations, Inc., Cox Communications, Inc., and Hospitality Network, Inc. (a wholly owned subsidiary of Cox that supplies hotel on-demand TV services). In July 2004, Acacia Media Technologies executed a license and settlement agreement with Central Valley Cable TV.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual meeting of stockholders on May 11, 2004 in Newport Beach, California.

         (i) At the annual meeting, the following persons were elected directors for a three-year term ending in 2007 based on the voting results below:

         Name                              For                Withheld
         ----                              ---                --------
         Robert L. Harris                  35,333,252         2,129,274
         Fred A. De Boom                   35,333,252         2,129,274
         Amit Kumar Ph.D                   36,444,928         1,017,588

         The following persons' terms as directors continued after the annual meeting and end in 2005: Thomas B. Akin, Edward W. Frykman.

         The following persons' terms as directors continued after the annual meeting and end in 2006: Paul R. Ryan, G. Louis Graziadio, III and Rigdon Currie.

         (ii) The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2004. The voting results were as follows:

          For                Against                         Abstain
          ---                -------                         -------
      36,379,413             946,573                         136,240


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

         On April 13, 2004, Acacia Research Corporation furnished, but did not file, a Current Report on Form 8-K which contained the following:

         o Acacia Research Corporation's Placement Agency Agreement with Thomas Weisel Partners LLC and Brean Murray & Co., Inc. relating to the offering of 3,000,000 shares Acacia Research-CombiMatrix common stock, par value $0.001 per share, pursuant to Acacia Research Corporation's Registration Statement on Form S-3 (File No. 333-112885).

         o Acacia Research Corporation's April 14, 2004 press release announcing that it had obtained commitments to purchase $15 million of its Acacia Research-CombiMatrix common stock in a registered direct offering.

         On April 21, 2004, Acacia Research Corporation furnished, but did not file, a Current Report on Form 8-K containing Acacia Research Corporation's press release announcing its earnings for the first quarter of 2004.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      ACACIA RESEARCH CORPORATION


                                      By:           /S/  Paul R. Ryan
                                           ------------------------------------
                                           Paul R. Ryan
                                           Chief Executive Officer
                                           (Authorized Signatory)


                                      By:           /S/  Clayton J. Haynes
                                           ------------------------------------
                                           Clayton J. Haynes
                                           Chief Financial Officer /Treasurer
                                           (Principal Financial Officer)

Date:   August 5, 2004

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