Form 10-Q
period 2004-09-30
ACACIA RESEARCH CORP
filed 2004-11-05
CIK 934549

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004


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

         As of November 2, 2004, 19,807,358 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of November 2, 2004, 31,005,585 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

================================================================================

                                          ACACIA RESEARCH CORPORATION
                                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION


           Item 1.   Financial Statements

                     Acacia Research Corporation Consolidated Financial Statements

                     Consolidated Balance Sheets as of September 30, 2004 and
                     December 31, 2003 (Unaudited).......................................................   1

                     Consolidated Statements of Operations and Comprehensive Income (Loss) for the
                     Three Months and Nine Months Ended September 30, 2004 and 2003 (Unaudited)..........   2

                     Consolidated Statements of Cash Flows for the Nine Months Ended
                     September 30, 2004 and 2003 (Unaudited).............................................   3

                     Notes to Consolidated Financial Statements (Unaudited)..............................   4


                     *CombiMatrix Group Financial Statements

                     Balance Sheets as of September 30, 2004 and December 31, 2003 (Unaudited)...........  17

                     Statements of Operations for the Three Months and Nine Months Ended
                     September 30, 2004 and 2003 (Unaudited).............................................  18

                     Statements of Cash Flows for the Nine Months Ended
                     September 30, 2004 and 2003 (Unaudited).............................................  19

                     Notes to Financial Statements (Unaudited)...........................................  20


                     *Acacia Technologies Group Financial Statements

                     Balance Sheets as of September 30, 2004 and December 31, 2003 (Unaudited)...........  24

                     Statements of Operations for the Three Months and Nine Months Ended
                     September 30, 2004 and 2003 (Unaudited).............................................  25

                     Statements of Cash Flows for the Nine Months Ended
                     September 30, 2004 and 2003 (Unaudited).............................................  26

                     Notes to Financial Statements (Unaudited)...........................................  27


           Item 2.   Management's Discussion and Analysis of Financial Condition and
                     Results of Operations...............................................................  32

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................  69

           Item 4.   Controls and Procedures.............................................................  69


PART II.   OTHER INFORMATION


           Item 1.   Legal Proceedings...................................................................  71

           Item 6.   Exhibits............................................................................  72


SIGNATURES...............................................................................................  73

EXHIBIT INDEX ...........................................................................................  74


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

                                              ACACIA RESEARCH CORPORATION
                                              CONSOLIDATED BALANCE SHEETS
                                (In thousands, except share and per share information)
                                                      (UNAUDITED)


                                                                                      SEPTEMBER 30,      DECEMBER 31,
                                                                                          2004               2003
                                                                                     --------------     --------------
                                   ASSETS

Current assets:
    Cash and cash equivalents ..................................................     $      32,322      $      31,949
    Short-term investments .....................................................            24,721             18,551
    Accounts receivable, net of allowance for doubtful accounts of
      $0 (2004) and $145 (2003) ................................................               496                323
    Prepaid expenses, inventory, and other assets ..............................             1,130              1,180
                                                                                     --------------     --------------
            Total current assets ...............................................            58,669             52,003

Property and equipment, net of accumulated depreciation and amortization .......             2,656              2,823
Patents, net of accumulated amortization of $4,358 (2004) and $3,165 (2003) ....            12,463             13,683
Goodwill .......................................................................            19,584             21,200
Other assets ...................................................................               174                331
                                                                                     --------------     --------------
                                                                                     $      93,546      $      90,040
                                                                                     ==============     ==============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, accrued expenses and other ...............................     $       4,007      $       3,244
    Current portion of deferred revenues .......................................             1,092             18,108
                                                                                     --------------     --------------
            Total current liabilities ..........................................             5,099             21,352

Deferred income taxes ..........................................................             3,051              3,260
Deferred revenues, net of current portion ......................................             3,352              3,901
Other liabilities ..............................................................               370                 --
                                                                                     --------------     --------------
            Total liabilities ..................................................            11,872             28,513
                                                                                     --------------     --------------

Minority interests .............................................................               780              1,127
                                                                                     --------------     --------------

Commitments and contingencies (Note 9)

Redeemable Stockholders' equity:
    Preferred stock
        Acacia Research Corporation, par value $0.001 per share; 10,000,000
          shares authorized; no shares issued or outstanding ...................                --                 --
    Common stock
        Acacia Research - Acacia Technologies stock, par value $0.001 per share; 50,000,000 shares authorized; 19,795,525 and 19,739,984 shares issued and outstanding as of September 30, 2004 and
          December 31, 2003, respectively ......................................                20                 20
        Acacia Research - CombiMatrix stock, par value $0.001 per share;
          50,000,000 shares authorized;  31,005,585 and 26,328,122 shares issued and outstanding as of September 30, 2004 and December 31,
          2003, respectively ...................................................                31                 26
    Additional paid-in capital .................................................           263,462            244,517
    Deferred stock compensation ................................................                 1               (766)
    Accumulated comprehensive income ...........................................               (59)                 8
    Accumulated deficit ........................................................          (182,561)          (183,405)
                                                                                     --------------     --------------
            Total stockholders' equity .........................................            80,894             60,400
                                                                                     --------------     --------------
                                                                                     $      93,546      $      90,040
                                                                                     ==============     ==============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                           1

                                                     ACACIA RESEARCH CORPORATION
                                CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                       (In thousands, except share and per share information)
                                                             (UNAUDITED)


                                                                     FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                   -------------------------------   -------------------------------
                                                                    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                        2004             2003             2004             2003
                                                                   --------------   --------------   --------------   --------------
Revenues:
    Research and development contract ...........................  $          --    $          --    $      17,302    $          --
    License fees ................................................          2,240              186            3,505              211
    Government contract .........................................            685               --            1,603               --
    Service contracts ...........................................             16               10              102               23
    Products ....................................................             52              171              112              380
                                                                   --------------   --------------   --------------   --------------
        Total revenues ..........................................          2,993              367           22,624              614
                                                                   --------------   --------------   --------------   --------------

Operating expenses:
    Cost of government contract revenues ........................            647               --            1,505               --
    Cost of product sales .......................................             41               17               81               94
    Research and development expenses ...........................          1,140            1,726            3,932            6,219
    Non-cash stock compensation amortization - research and
      development ...............................................            (10)             243               91              525
    Marketing, general and administrative expenses ..............          4,771            3,675           12,621           11,482
    Non-cash stock compensation amortization - marketing,
      general and administrative ................................            157              421              634            1,055
    Goodwill impairment charge ..................................          1,616               --            1,616               --
    Amortization of patents .....................................            399              399            1,197            1,198
    Legal settlement charges (credits) ..........................            (90)              --              776               --
                                                                   --------------   --------------   --------------   --------------
        Total operating expenses ................................          8,671            6,481           22,453           20,573
                                                                   --------------   --------------   --------------   --------------
        Operating income (loss) .................................         (5,678)          (6,114)             171          (19,959)
                                                                   --------------   --------------   --------------   --------------

Other income (expense):
    Impairment charge ...........................................             --               --               --             (207)
    Interest income .............................................            218              180              568              572
    Realized gains on short-term investments ....................             --               32               --               94
    Other income ................................................             --               --               --                1
                                                                   --------------   --------------   --------------   --------------
        Total other income (expense) ............................            218              212              568              460
                                                                   --------------   --------------   --------------   --------------

Income (loss) from continuing operations before income taxes
  and minority interests ........................................         (5,460)          (5,902)             739          (19,499)

Benefit for income taxes ........................................             70               70              206              196
                                                                   --------------   --------------   --------------   --------------

Income (loss) from continuing operations before minority
  interests .....................................................         (5,390)          (5,832)             945          (19,303)

Minority interests ..............................................             --               --                3               30
                                                                   --------------   --------------   --------------   --------------

Income (loss) from continuing operations ........................         (5,390)          (5,832)             948          (19,273)
                                                                   --------------   --------------   --------------   --------------

Discontinued operations:
    Estimated loss on disposal of discontinued operations .......             --               --             (104)              --
                                                                   --------------   --------------   --------------   --------------

Net income (loss) ...............................................         (5,390)          (5,832)             844          (19,273)
                                                                   --------------   --------------   --------------   --------------
    Unrealized gains (losses) on short-term investments .........             19               (9)             (59)             (24)
    Unrealized gains (losses) on foreign currency translation ...             (1)              25               (8)              21
                                                                   --------------   --------------   --------------   --------------
Comprehensive income (loss) .....................................  $      (5,372)   $      (5,816)   $         777    $     (19,276)
                                                                   ==============   ==============   ==============   ==============

Earnings (loss) per common share:
  Attributable to the Acacia Technologies group:
    Net loss ....................................................  $      (1,842)   $      (1,296)   $      (3,984)   $      (4,368)
    Basic and diluted loss per share ............................          (0.09)           (0.07)           (0.20)           (0.22)

  Attributable to the CombiMatrix Group:
  Basic
    Net income (loss) ...........................................  $      (3,548)   $      (4,536)   $       4,828    $     (14,905)
    Basic earnings (loss) per share .............................          (0.11)           (0.18)            0.16            (0.64)
  Diluted
    Net income (loss) ...........................................  $      (3,548)   $      (4,536)   $       4,828    $     (14,905)
    Diluted earnings (loss) per share ...........................          (0.11)           (0.18)            0.16            (0.64)

Weighted average shares:
  Acacia Research - Acacia Technologies stock:
    Basic and diluted ...........................................     19,793,487       19,645,949       19,777,820       19,642,541
                                                                   ==============   ==============   ==============   ==============
  Acacia Research - CombiMatrix stock:
    Basic .......................................................     30,962,190       25,890,408       29,570,562       23,129,476
                                                                   ==============   ==============   ==============   ==============
    Diluted .....................................................     30,962,190       25,890,408       30,789,229       23,129,476
                                                                   ==============   ==============   ==============   ==============

                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  2

                                           ACACIA RESEARCH CORPORATION
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (In thousands)
                                                    (UNAUDITED)


                                                                                    FOR THE NINE MONTHS ENDED
                                                                                ---------------------------------
                                                                                 SEPTEMBER 30,      SEPTEMBER 30,
                                                                                     2004               2003
                                                                                --------------     --------------
Cash flows from operating activities:
  Net income (loss) from continuing operations ............................     $         948      $     (19,273)
  Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
      Depreciation and amortization .......................................             2,080              2,293
      Minority interests ..................................................                --                (30)
      Non-cash stock compensation amortization ............................               725              1,580
      Deferred tax benefit ................................................              (209)              (210)
      Non-cash legal settlement charge ....................................               776                 --
      Non-cash impairment charges .........................................             1,616                207
      Other ...............................................................               (53)                69
Changes in assets and liabilities:
      Accounts receivable .................................................              (178)               134
      Prepaid expenses, inventory and other assets ........................               584               (173)
      Accounts payable, accrued expenses and other ........................               930               (618)
      Deferred revenues ...................................................           (17,565)            10,107
                                                                                --------------     --------------

      Net cash used in operating activities from continuing operations ....           (10,346)            (5,914)
      Net cash used in operating activities from discontinued operations ..              (636)              (350)
                                                                                --------------     --------------
      Net cash used in operating activities ...............................           (10,982)            (6,264)
                                                                                --------------     --------------

Cash flows from investing activities:
      Purchase of property and equipment, net .............................              (721)               (77)
      Purchase of available-for-sale investments ..........................           (44,949)           (26,561)
      Sale of available-for-sale investments ..............................            38,721             18,887
      Other ...............................................................                (5)                --
                                                                                --------------     --------------

      Net cash used in investing activities from continuing operations ....            (6,954)            (7,751)
      Net cash used in investing activities from discontinued operations ..              (198)              (356)
                                                                                --------------     --------------
      Net cash used in investing activities ...............................            (7,152)            (8,107)
                                                                                --------------     --------------

Cash flows from financing activities:
      Proceeds from the exercise of stock options and warrants ............             4,797                741
      Proceeds from sale of common stock, net of issuance costs ...........            13,715              4,862
                                                                                --------------     --------------

      Net cash provided by financing activities ...........................            18,512              5,603
                                                                                --------------     --------------

  Effect of exchange rate on cash .........................................                (5)               (13)
                                                                                --------------     --------------

  Increase (decrease) in cash and cash equivalents ........................               373             (8,781)

  Cash and cash equivalents, beginning ....................................            31,949             43,083
                                                                                --------------     --------------


  Cash and cash equivalents, ending .......................................     $      32,322      $      34,302
                                                                                ==============     ==============

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                                        3

                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


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

         Our intellectual property licensing business, referred to as the "Acacia Technologies group," acquires, develops and licenses intellectual property, and is comprised primarily of Acacia Research Corporation's wholly owned subsidiaries, Acacia Media Technologies Corporation ("Acacia Media Technologies"), Soundview Technologies, Inc. ("Soundview Technologies") and Acacia Internet Access Corporation. The Acacia Technologies group is responsible for the development, acquisition, licensing and protection of intellectual property and proprietary technologies and is pursuing additional licensing and strategic business alliances with companies in the intellectual property licensing industry.

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

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Acacia Research Corporation and its wholly owned and majority-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003, as reported by us in our Annual Report on Form 10-K. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of our financial position as of September 30, 2004 and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

         ACACIA TECHNOLOGIES GROUP

         Under the terms of our digital media transmission ("DMT(R)") license agreements, the Acacia Technologies group grants non-exclusive licenses for the use of its patented DMT(R) technology. All of the Acacia Technologies group's material DMT(R) license agreements provide for license fee payments to be made by the respective licensees over the term of the licenses. Pursuant to the terms of our DMT(R) license agreements, once executed, the Acacia Technologies group has no further obligations with respect to the grant of the licenses. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

         Revenue generated from license agreements are generally accrued and recognized as revenue in the period earned, provided that amounts are fixed or determinable and collectibility is reasonably assured.

         Certain license agreements provide for the calculation of license fees based on a licensee's actual quarterly sales or actual per unit activity, applied to a contractual royalty rate. Licensees that pay license fees on a quarterly basis generally report actual quarterly sales or actual per unit activity information and related quarterly license fees due to the Acacia Technologies group within 30 to 45 days after the end of the quarter in which such sales or activity takes place. Consequently, the Acacia Technologies group recognizes revenue from these licensing agreements on a three-month lag basis, in the quarter following the quarter of sales or per unit activity, provided amounts are fixed or determinable and collectibility is reasonably assured. The lag method described above allows for the receipt of licensee royalty reports prior to the recognition of revenue.

         Certain license agreements provide for the payment of a minimum upfront annual license fee at the inception of each annual license term. Minimum upfront annual license fees are generally determined based on a licensees estimated annual sales or a licensees base level of per unit activity. These minimum upfront annual license fee payments are deferred and amortized to revenue on a straight-line basis over the annual license term. To the extent actual annual royalties, determined and reported in accordance with the terms of the respective agreements, exceed the minimum upfront annual license fees paid, the additional royalties are recognized in revenue in the quarter following the quarter in which the base per unit activity was exceeded or the quarter following the annual license term, depending on the terms of the respective agreement, provided that amounts are fixed or determinable and collectibility is reasonably assured.

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

         The following table illustrates the effect on net income (loss) and earnings (loss) per share if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

                                                                     AR-ACACIA TECHNOLOGIES STOCK         AR-COMBIMATRIX STOCK
                                                                     -----------------------------     ----------------------------
                                                                          THREE MONTHS ENDED               THREE MONTHS ENDED
                                                                     -----------------------------     ----------------------------
                                                                     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                                         2004             2003             2004            2003
                                                                     ------------     ------------     ------------    ------------
Loss from operations as reported .................................   $    (1,842)     $    (1,296)     $    (3,548)    $    (4,536)
Add: Stock-based compensation, intrinsic value method
   reported in net loss, net of tax ..............................            --               --              180             612
Deduct: Pro forma stock-based compensation fair value
   method, net of tax ............................................          (411)            (662)          (1,575)         (2,157)
                                                                     ------------     ------------     ------------    ------------
Loss from operations, pro forma ..................................   $    (2,253)     $    (1,958)     $    (4,943)    $    (6,081)
                                                                     ============     ============     ============    ============
Basic loss per share from operations as reported .................   $     (0.09)     $     (0.07)     $     (0.11)    $     (0.18)
Basic loss per share from operations, pro forma ..................         (0.11)           (0.10)           (0.16)          (0.23)
Diluted loss per share from operations as reported ...............         (0.09)           (0.07)           (0.11)          (0.18)
Diluted loss per share from operations, pro forma ................         (0.11)           (0.10)           (0.16)          (0.23)


                                                                     AR-ACACIA TECHNOLOGIES STOCK         AR-COMBIMATRIX STOCK
                                                                     -----------------------------     ----------------------------
                                                                           NINE MONTHS ENDED                NINE MONTHS ENDED
                                                                     -----------------------------     ----------------------------
                                                                     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                                                         2004             2003             2004            2003
                                                                     ------------     ------------     ------------    ------------

Income (loss) from operations as reported ........................   $    (3,984)     $    (4,368)     $     4,828     $   (14,905)
Add: Stock-based compensation, intrinsic value method
   reported in net income (loss), net of tax .....................            --               --              606           1,433
Deduct:  Pro forma stock-based compensation fair value
   method, net of tax ............................................        (1,524)          (2,685)          (5,192)         (7,302)
                                                                     ------------     ------------     ------------    ------------
Income (loss) from operations, pro forma .........................   $    (5,508)     $    (7,053)     $       242     $   (20,774)
                                                                     ============     ============     ============    ============
Basic earnings (loss) per share from operations as reported ......   $     (0.20)     $     (0.22)     $      0.16     $     (0.64)
Basic earnings (loss) per share from operations, pro forma .......         (0.28)           (0.36)            0.01           (0.90)
Diluted earnings (loss) per share from operations as reported ....         (0.20)           (0.22)            0.16           (0.64)
Diluted earnings (loss) per share from operations, pro forma .....         (0.28)           (0.36)            0.01           (0.90)

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

         Goodwill is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. Acacia Research Corporation has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. Our two reporting units as of September 30, 2004 are: 1) the Acacia Technologies group and 2) the CombiMatrix group. The fair values of our reporting units are estimated using a discounted cash flow analysis. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

         As a result of the August 2004 adverse ruling in Soundview Technologies' V-chip related litigation described at Notes 4 and 9, as of September 30, 2004, Soundview Technologies is no longer considered a reporting unit.

3.       EARNINGS PER SHARE

         EARNINGS PER SHARE. Earnings per share for each class of common stock is computed by dividing the earnings or loss allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock. Diluted earnings per share is computed by dividing the earnings or loss allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options and warrants.

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

         The following table presents a reconciliation of basic and diluted income (loss) per share:

                                                                      FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                   -------------------------------   -------------------------------
                                                                    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                        2004             2003             2004             2003
                                                                   --------------   --------------   --------------   --------------
ACACIA RESEARCH - ACACIA TECHNOLOGIES STOCK
-------------------------------------------

Basic and diluted weighted average number of common
  shares outstanding ..........................................       19,793,487       19,645,949       19,777,820       19,642,541
                                                                   ==============   ==============   ==============   ==============
Potential AR-Acacia Technologies stock common shares
  excluded from the per share calculation because the
  effect of their inclusion would be anti-dilutive ............          649,498          317,000        1,202,948            3,173
                                                                   ==============   ==============   ==============   ==============


ACACIA RESEARCH - COMBIMATRIX STOCK
-----------------------------------

Basic weighted average number of common shares outstanding ....       30,962,190       25,890,408       29,570,562       23,129,476

Dilutive effect of outstanding stock options and warrants .....               --               --        1,218,667               --
                                                                   --------------   --------------   --------------   --------------
Diluted weighted average number of common and
  potential common shares outstanding .........................       30,962,190       25,890,408       30,789,229       23,129,476
                                                                   ==============   ==============   ==============   ==============
Potential AR-CombiMatrix stock common shares excluded from
  the per share calculation because the effect of their
  inclusion would be anti-dilutive ............................          725,906        1,167,778               --          587,180
                                                                   ==============   ==============   ==============   ==============


4.       GOODWILL AND INTANGIBLES

         The Acacia Technologies group had $160,000 of goodwill at September 30, 2004 and $1,776,000 at December 31, 2003. In August 2004, as a result of the adverse ruling in Acacia Technologies group's V-chip patent infringement lawsuit described at Note 9, the Acacia Technologies group recorded an impairment charge totaling $1,616,000 associated with the write-down of goodwill related to the V-chip.

         The CombiMatrix group had $19,424,000 of goodwill at September 30, 2004 and December 31, 2003.

         Acacia Research Corporation's only identifiable intangible assets at September 30, 2004 and December 31, 2003 are patents. The gross carrying amounts and accumulated amortization as of September 30, 2004 and December 31, 2003, related to patents, by segment, are as follows (in thousands):

                                             ACACIA TECHNOLOGIES GROUP                COMBIMATRIX GROUP
                                         ---------------------------------     ---------------------------------
                                          SEPTEMBER 30,      DECEMBER 31,       SEPTEMBER 30,      DECEMBER 31,
                                              2004               2003               2004               2003
                                         --------------     --------------     --------------     --------------
Gross carrying amount - patents ....     $       4,726      $       4,753      $      12,095      $      12,095
Accumulated amortization ...........            (1,559)            (1,187)            (2,799)            (1,978)
                                         --------------     --------------     --------------     --------------
Patents, net .......................     $       3,167      $       3,566      $       9,296      $      10,117
                                         ==============     ==============     ==============     ==============

          As of September 30, 2004 and December 31, 2003, all V-chip patent related intangibles were fully amortized. As a result, the gross carrying amounts and accumulated amortization related to the V-chip patent intangibles have been excluded from the table above. See Note 12 for patent amortization expense by segment for the three and nine months ended September 30, 2004 and 2003.

         Annual aggregate amortization expense for each of the next five years through December 31, 2008 is estimated to be $1,595,000 per year ($500,000 for the Acacia Technologies group and $1,095,000 for the CombiMatrix group).

         At September 30, 2004 and December 31, 2003, all of our acquired intangible assets other than goodwill were subject to amortization.


5.       EQUITY FINANCING

         In April 2004, Acacia Research Corporation raised gross proceeds of $15,000,000 through the sale of 3,000,000 shares of Acacia Research - CombiMatrix common stock at a price of $5.00 per share in a registered direct offering. Net proceeds raised of approximately $13,715,000, which are net of related issuance costs, were attributed to the CombiMatrix group.


6.       RESEARCH AND DEVELOPMENT CONTRACTS

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

         In August 2004, the CombiMatrix group received a $1,000,000 upfront payment from Furuno Electric Co., LTD ("Furuno") as part of a multi-year collaboration agreement to develop a bench-top microarray synthesizer for commercial applications. In 2003, the CombiMatrix group received upfront and milestone payments from Toppan Printing Co., LTD. ("Toppan") totaling $2,400,000, pursuant to a multi-year collaboration and supply agreement to develop and manufacture microarrays using the CombiMatrix group's proprietary electrochemical detection approach. The payments received from Furuno and Toppan are included in deferred revenues at September 30, 2004 in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements.


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


8.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. We do not expect the adoption of EITF 02-14 to have a material impact on Acacia Research Corporation's, the CombiMatrix group's or the Acacia Technologies group's financial position, results of operations or cash flows.

         On March 31, 2004, the FASB issued an Exposure Draft, SHARE-BASED PAYMENT, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB No. 25 and generally would require instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature (see Note 2). While the final statement is subject to change, it is currently anticipated it will become effective for periods beginning after June 15, 2005, which would be Acacia Research Corporation's third fiscal quarter in 2005. Acacia Research Corporation is in the process of evaluating the impact of this proposal.

         In March 2004, the FASB issued EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share," ("EITF 03-6") which addresses questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating EPS and clarifies what constitutes a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-6 defines participation rights based solely on whether the holder would be entitled to receive any dividends if the entity declared them during the period, requires the use of the two-class method for computing basic EPS when participating convertible securities exist and expands the use of the two-class method to encompass other forms of participating securities, including options, warrants, forwards, and other contracts to issue an entity's common stock. The provisions of EITF 03-6 are effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-6 did not have a material impact on the Acacia Research Corporation's, the CombiMatrix group's or the Acacia Technologies group's financial position, results of operations or cash flows.


9.       COMMITMENTS AND CONTINGENCIES

         COMBIMATRIX GROUP

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the nine months ended September 30, 2004, we recorded a net non-cash charge totaling $776,000 in connection with certain anti-dilution provisions of that agreement. The non-cash charge reflects management's estimate of the fair value of AR-CombiMatrix stock issued to Nanogen, Inc. as a result of certain options and warrants exercised during the nine months ended September 30, 2004 and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of the balance sheet date. The liability is adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expire in September 2005.

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

         In July 2004, the CombiMatrix group and collaborator irsiCaixa Foundation ("IRSI") entered into a three-year research, development, and licensing agreement and selected two siRNA candidates for downstream pre-clinical development against HIV. Pursuant to the terms of the agreement, the CombiMatrix group will make research and development funding payments to IRSI totaling $450,000 over a period of three years, beginning in July 2004. In addition, the CombiMatrix group may make future contingent milestone payments for compounds that are developed, in accordance with the terms of the agreement. In consideration for receiving rights to commercialize the compounds under development, the CombiMatrix group will pay royalties to IRSI based on commercial sales of related products, in accordance with the agreement.

         ACACIA TECHNOLOGIES GROUP

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT(R) patents. No royalty obligation has been incurred as of September 30, 2004. Any royalties paid pursuant to the agreements will be expensed in the consolidated statement of operations.

LITIGATION

         Acacia Research Corporation is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.

SOUNDVIEW TECHNOLOGIES

         In September 2002, the United States District Court for the District of Connecticut granted a motion for summary judgment filed by the defendants in Soundview Technologies pending patent infringement and antitrust lawsuit against Sony Corporation of America, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a Consumer Electronics Association in the United States District Court for the Eastern District of Virginia (filed on April 5, 2000), alleging that television sets utilizing certain content blocking technology (commonly known as the "V-chip") and sold in the United States infringe Soundview Technologies' U.S. Patent No. 4,554,584. In granting the motion, the court ruled that the defendants have not infringed on Soundview Technologies' patent.

         In September 2003, a motion for summary judgment filed by the remaining defendants was granted by the United States District Court for the District of Connecticut on Soundview Technologies' anti-trust claims due to the Court's previous ruling of non-infringement as described above.

         In August 2004, the U.S. Court of Appeals for the Federal Circuit affirmed the September 2002 U.S. District Court for the District of Connecticut ruling that the remaining television manufacturers named in the Acacia Technologies group's V-chip patent infringement lawsuit do not infringe the Acacia Technologies group's V-chip patent. As a result of the ruling, the Acacia Technologies group recorded an impairment charge of $1,616,000 associated with the write-off of goodwill related to the V-chip. In addition, as a result of the conclusion of the V-chip patent litigation, the Acacia Technologies group recognized $1,500,000 of V-chip related deferred license fee revenues and $668,000 of V-chip related deferred legal costs in the third quarter of 2004.

         The final ruling in the V-chip litigation, as described above, has no impact on the revenues that we have recognized to date from licensees of our patented V-chip technology.

ACACIA MEDIA TECHNOLOGIES CORPORATION

INTERNET WEBSITES

          In February 2003, Acacia Media Technologies initiated DMT(R) patent infringement litigation in the Federal District Court for the Central District of California (the "Court") against approximately 39 defendants who provide adult oriented digital content over the Internet. All of the defendants were previously notified of our belief that their conduct infringes on our patent rights. As of September 30, 2004, nine of the original 39 defendants remain in the initial litigation.

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

         On July 12, 2004, the United States District Court for the Central District of California issued a Markman Order giving the Court's construction of some of the disputed patent terms and phrases contained in two of the five U.S. DMT(R) patents.

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

CABLE AND SATELLITE TV

         In June 2004, Acacia Media Technologies filed a Complaint in the District Court for the Northern District of California alleging infringement of Acacia Media Technologies' DMT(R) patents against 9 cable and satellite companies. Companies named as defendants in the lawsuit include Comcast Corporation, Charter Communications, Inc., The DirectTV Group, Inc., Echostar Communications Corporation, Boulder Ridge Cable TV, Central Valley Cable TV, LLC, Seren Innovations, Inc., Cox Communications, Inc., and Hospitality Network, Inc. (a wholly owned subsidiary of Cox that supplies hotel on-demand TV services). In September 2004, Acacia Media Technologies added Mediacom LLC to this complaint. As of September 2004, Acacia Media Technologies has executed license and settlement agreements with Boulder Ridge Cable TV, Central Valley Cable TV, and Seren Innovations.

         In September 2004, Acacia Media Technologies filed complaints in the U.S. District Court for the District of Arizona, U.S. District Court for the District of Minnesota and the U.S. District Court for the Northern District of Ohio - Eastern Division, alleging infringement of Acacia Media Technologies' DMT(R) patents against certain cable and satellite companies located in Arizona, Minnesota, and Ohio. Companies named in the lawsuits include Armstrong Group, Arvig Communication Systems, Block Communications, Inc., Cable America Corporation, Cable One, Inc., Cable System Services, Inc., Cannon Valley Communications, Inc., East Cleveland Cable TV and Communications, LLC, Loretel Cablevision, Massillon Cable TV, Inc., Mid-Continent Media, Inc., Nelsonville TV Cable, Inc., NPG Cable, Inc., Precis Communications, Inc. San Carlos Cablevision, LLC, Savage Communications, Inc., Sjoberg's Cablevision, Inc., US Cable, and Wide Open West, LLC.


10.      DISCOUNTINUED OPERATIONS

         Results for the nine months ended September 30, 2004 include a $104,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com, related primarily to certain noncancellable lease obligations and the inability to sublease the related office space at rates commensurate with existing obligations or negotiate more favorable terms.


11.      SUBSEQUENT EVENT

         In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. ("Leuchemix"), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly over the next two years. In accordance with the terms of the purchase agreement, CombiMatrix Corporation's CEO was named a director of Leuchemix.


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

CONSOLIDATING BALANCE SHEETS
(IN THOUSANDS)

                                                        AT SEPTEMBER 30, 2004                        AT DECEMBER 31, 2003
                                            -------------------------------------------  -------------------------------------------
                                             ACACIA                                       ACACIA
                                              TECH-      COMBI-                            TECH-      COMBI-
                                             NOLOGIES    MATRIX     ELIMIN-    CONSOL-    NOLOGIES    MATRIX     ELIMIN-    CONSOL-
                                              GROUP      GROUP      ATIONS     IDATED      GROUP      GROUP      ATIONS     IDATED
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
                   ASSETS

Current assets:
    Cash and cash equivalents ............  $ 29,366   $  2,956   $      --   $ 32,322   $ 28,142   $  3,807   $      --   $ 31,949
    Short-term investments ...............       998     23,723          --     24,721      5,059     13,492          --     18,551
    Accounts receivable ..................       175        321          --        496        124        199          --        323
    Prepaid expenses, inventory and
      other assets .......................       758        372          --      1,130        903        277          --      1,180
    Receivable from CombiMatrix group ....       115         --        (115)        --         99         --         (99)        --
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
        Total current assets .............    31,412     27,372        (115)    58,669     34,327     17,775         (99)    52,003

Property and equipment, net of
  accumulated depreciation and
  amortization ...........................       103      2,553          --      2,656         71      2,752          --      2,823
Patents, net of accumulated
  amortization ...........................     3,167      9,296          --     12,463      3,566     10,117          --     13,683
Goodwill .................................       160     19,424          --     19,584      1,776     19,424          --     21,200
Other assets .............................        84         90          --        174        238         93          --        331
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
                                            $ 34,926   $ 58,735   $    (115)  $ 93,546   $ 39,978   $ 50,161   $     (99)  $ 90,040
                                            =========  =========  ==========  =========  =========  =========  ==========  =========

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued
      expenses and other .................  $  2,209   $  1,798   $      --   $  4,007   $  1,572   $  1,672   $      --   $  3,244
    Current portion of deferred
      revenues ...........................       593        499          --      1,092        104     18,004          --     18,108
    Payable to Acacia Technologies
      group ..............................        --        115        (115)        --         --         99         (99)        --
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
        Total current liabilities ........     2,802      2,412        (115)     5,099      1,676     19,775         (99)    21,352

Deferred income taxes ....................       905      2,146          --      3,051      1,012      2,248          --      3,260
Deferred revenues, net of current
  portion ................................        --      3,352          --      3,352      1,500      2,401          --      3,901
Other liabilities ........................        --        370          --        370         --         --          --         --
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
         Total liabilities ...............     3,707      8,280        (115)    11,872      4,188     24,424         (99)    28,513
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------

Minority interests .......................       780         --          --        780      1,127         --          --      1,127
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
Redeemable Stockholders' equity:
    AR - Acacia Technologies stock .......    30,439         --          --     30,439     34,663         --          --     34,663
    AR - CombiMatrix stock ...............        --     50,455          --     50,455         --     25,737          --     25,737
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
        Total stockholders' equity .......    30,439     50,455          --     80,894     34,663     25,737          --     60,400
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
                                            $ 34,926   $ 58,735   $    (115)  $ 93,546   $ 39,978   $ 50,161   $     (99)  $ 90,040
                                            =========  =========  ==========  =========  =========  =========  ==========  =========

---------------------------
NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to Soundbreak.com. Total assets related to discontinued operations totaled $1,464,000 and $2,150,000 at September 30, 2004 and December 31, 2003, respectively.
Total liabilities related to discontinued operations totaled $296,000 and $395,000 at September 30, 2004 and December 31, 2003,
respectively.


CONSOLIDATING STATEMENTS OF OPERATIONS
(IN THOUSANDS)

                                                    FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2004                         SEPTEMBER 30, 2004
                                            -------------------------------------------  -------------------------------------------
                                             ACACIA                ELIMIN-                 ACACIA               ELIMIN-
                                              TECH-      COMBI-    ATIONS/                  TECH-     COMBI-    ATIONS/
                                             NOLOGIES    MATRIX    RECLASS-    CONSOL-    NOLOGIES    MATRIX    RECLASS-    CONSOL-
                                              GROUP      GROUP    IFICATIONS   IDATED      GROUP      GROUP    IFICATIONS   IDATED
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
Revenues:
    Research and development,
      government and service
      contracts ..........................  $     --   $    701   $      --   $    701   $     --   $ 19,007   $      --   $ 19,007
   License fees ..........................     2,240         --          --      2,240      3,505         --          --      3,505
   Products ..............................        --         52          --         52         --        112          --        112
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
        Total revenues ...................     2,240        753          --      2,993      3,505     19,119          --     22,624
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------

Operating expenses:
    Cost of government contract
      revenues ...........................        --        647          --        647         --      1,505          --      1,505
    Cost of product sales ................        --         41          --         41         --         81          --         81
    Research and development expenses ....        --      1,140          --      1,140         --      3,932          --      3,932
    Non-cash stock compensation
      amortization - research
      and development ....................        --        (10)         --        (10)        --         91          --         91
    Marketing, general and
      administrative expenses ............     1,323      2,274       1,174      4,771      3,489      6,780       2,352     12,621
    Non-cash stock compensation
      amortization - marketing,
      general and administrative .........        --        157          --        157         --        634          --        634
    Legal expenses - patents .............     1,174         --      (1,174)        --      2,352         --      (2,352)        --
    Goodwill impairment charge ...........     1,616         --          --      1,616      1,616         --          --      1,616
    Amortization of patents ..............       125        274          --        399        375        822          --      1,197
    Legal settlement charges
      (credits) ..........................        --        (90)         --        (90)        --        776          --        776
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
        Total operating expenses .........     4,238      4,433          --      8,671      7,832     14,621          --     22,453
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
        Operating income (loss) ..........    (1,998)    (3,680)         --     (5,678)    (4,327)     4,498          --        171
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------

Other income:
    Interest income ......................       120         98          --        218        340        228          --        568
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
        Total other income ...............       120         98          --        218        340        228          --        568
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------

Income (loss) from continuing
  operations before income taxes
  and minority interests .................    (1,878)    (3,582)         --     (5,460)    (3,987)     4,726          --        739

Benefit for income taxes .................        36         34          --         70        104        102          --        206
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------

Income (loss) from continuing
  operations before minority
  interests ..............................    (1,842)    (3,548)         --     (5,390)    (3,883)     4,828          --        945

Minority interests .......................        --         --          --         --          3         --          --          3
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------

Loss from continuing operations ..........    (1,842)    (3,548)         --     (5,390)    (3,880)     4,828          --        948

Discontinued operations:
    Estimated loss on disposal of
      discontinued operations ............        --         --          --         --       (104)        --          --       (104)
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
Net income (loss) ........................  $ (1,842)  $ (3,548)  $      --   $ (5,390)  $ (3,984)  $  4,828   $      --   $    844
                                            =========  =========  ==========  =========  =========  =========  ==========  =========


CONSOLIDATING STATEMENTS OF OPERATIONS (CONTINUED)
(IN THOUSANDS)

                                                    FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2003                         SEPTEMBER 30, 2003
                                            -------------------------------------------  -------------------------------------------
                                             ACACIA                ELIMIN-                 ACACIA               ELIMIN-
                                              TECH-      COMBI-    ATIONS/                  TECH-     COMBI-    ATIONS/
                                             NOLOGIES    MATRIX    RECLASS-    CONSOL-    NOLOGIES    MATRIX    RECLASS-    CONSOL-
                                              GROUP      GROUP    IFICATIONS   IDATED      GROUP      GROUP    IFICATIONS   IDATED
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
Revenues:
    Research and development,
      government and service
      contracts ..........................  $     --   $     10   $      --   $     10   $     --   $     23   $      --   $     23
    License fees .........................       186         --          --        186        211         --          --        211
    Products .............................        --        171          --        171         --        380          --        380
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
        Total revenues ...................       186        181          --        367        211        403          --        614
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------

Operating expenses:
    Cost of product sales ................        --         17          --         17         --         94          --         94
    Research and development expenses ....        --      1,726          --      1,726         --      6,219          --      6,219
    Non-cash stock compensation
      amortization - research
      and development ....................        --        243          --        243         --        525          --        525
    Marketing, general and
      administrative expenses ............       955      2,122          --      3,077      3,157      6,890          --     10,047
    Non-cash stock compensation
      amortization - marketing,
      general and administrative .........        --        421          --        421         --      1,055          --      1,055
    Legal expenses - patents .............       598         --          --        598      1,435         --          --      1,435
    Amortization of patents ..............       125        274          --        399        377        821          --      1,198
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
        Total operating expenses .........     1,678      4,803          --      6,481      4,969     15,604          --     20,573
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
        Operating income (loss) ..........    (1,492)    (4,622)         --     (6,114)    (4,758)   (15,201)         --    (19,959)
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------

Other income:
    Impairment charges ...................        --         --          --         --       (207)        --          --       (207)
    Interest income ......................       128         52          --        180        408        164          --        572
    Realized gains on short-term
      investments ........................        32         --          --         32         94         --          --         94
    Other income .........................        --         --          --         --          1         --          --          1
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
        Total other (expenses) income ....       160         52          --        212        296        164          --        460
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------

Income (loss) from continuing
  operations before income taxes and
  minority interests .....................    (1,332)    (4,570)         --     (5,902)    (4,462)   (15,037)         --    (19,499)

Benefit for income taxes .................        36         34          --         70         94        102          --        196
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------

Income (loss) from continuing
  operations before minority interests ...    (1,296)    (4,536)         --     (5,832)    (4,368)   (14,935)         --    (19,303)

Minority interests .......................        --         --          --         --         --         30          --         30
                                            ---------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
Net income (loss) ........................  $ (1,296)  $ (4,536)  $      --  $ (5,832)  $ (4,368)   $(14,905)  $      --   $(19,273)
                                            =========  =========  ==========  =========  =========  =========  ==========  =========


CONSOLIDATING STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                      ----------------------------------------------  ----------------------------------------------
                                        ACACIA                                         ACACIA
                                        TECH-       COMBI-                              TECH-       COMBI-
                                       NOLOGIES     MATRIX     ELIMIN-     CONSOL-     NOLOGIES     MATRIX     ELIMIN-     CONSOL-
                                        GROUP       GROUP      ATIONS      IDATED       GROUP       GROUP      ATIONS      IDATED
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Cash flows from operating
 activities:
   Net income (loss) from
     continuing operations .......... $  (3,880)  $   4,828   $      --   $     948   $  (4,368)  $ (14,905)  $      --   $ (19,273)
   Adjustments to reconcile net
     income (loss) from continuing
     operations to net cash used
     in operating activities:
   Depreciation and amortization ....       413       1,667          --       2,080         471       1,822          --       2,293
   Minority interests ...............        --          --          --          --          --         (30)         --         (30)
   Non-cash stock compensation
     amortization ...................        --         725          --         725          --       1,580          --       1,580
   Deferred tax benefit .............      (107)       (102)         --        (209)       (108)       (102)         --        (210)
   Non-cash legal settlement
     charges ........................        --         776          --         776          --          --          --          --
   Non-cash impairment charges ......     1,616          --          --       1,616         207          --          --         207
   Other ............................        22         (75)         --         (53)         (6)         75          --          69
Changes in assets and liabilities:
   Accounts receivable ..............       (51)       (127)         --        (178)       (115)        249          --         134
   Prepaid expenses, inventory,
     other receivables and other
     assets .........................       573          (5)         16         584         (98)        (75)         45        (128)
   Accounts payable, accrued
     expenses and other .............       733         213         (16)        930        (126)       (492)        (45)       (663)
   Deferred revenues ................    (1,011)    (16,554)         --     (17,565)         57      10,050          --      10,107
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

   Net cash used in operating
     activities from continuing
     operations .....................    (1,692)     (8,654)         --     (10,346)     (4,086)     (1,828)         --      (5,914)
   Net cash used in operating
     activities from discontinued
     operations .....................      (636)         --          --        (636)       (350)         --          --        (350)
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Net cash used in operating
     activities .....................    (2,328)     (8,654)         --     (10,982)     (4,436)     (1,828)         --      (6,264)
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Cash flows from investing
  activities:
    Purchase of property and
      equipment, net ................       (67)       (654)         --        (721)         (4)        (73)         --         (77)
    Purchase of available-for-sale
      investments ...................      (948)    (44,001)         --     (44,949)     (5,100)    (21,461)         --     (26,561)
    Sale of available-for-sale
      investments ...................     5,004      33,717          --      38,721          --      18,887          --      18,887
    Other ...........................        (5)         --          --          (5)         --          --          --          --
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

    Net cash provided by (used in)
      investing activities from
      continuing operations .........     3,984     (10,938)         --      (6,954)     (5,104)     (2,647)         --      (7,751)
    Net cash used in investing
      activities from discontinued
      operations ....................      (198)         --          --        (198)       (356)         --          --        (356)
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
    Net cash provided by (used in)
      investing activities ..........     3,786     (10,938)         --      (7,152)     (5,460)     (2,647)         --      (8,107)
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Cash flows from financing
  activities:
    Net cash attributed to the
      Acacia Technologies group .....      (234)         --          --        (234)       (471)         --          --        (471)
    Net cash attributed to the
      CombiMatrix group .............        --      18,746          --      18,746          --       6,074          --       6,074
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

    Net cash provided by (used in)
      financing activities ..........      (234)     18,746          --      18,512        (471)      6,074          --       5,603
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

  Effect of exchange rate on cash ...        --          (5)         --          (5)         --         (13)         --         (13)
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

  Increase (decrease) in cash and
    cash equivalents ................     1,224        (851)         --         373     (10,367)      1,586          --      (8,781)

  Cash and cash equivalents,
    beginning .......................    28,142       3,807          --      31,949      39,792       3,291          --      43,083
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

  Cash and cash equivalents,
    ending .......................... $  29,366   $   2,956   $      --   $  32,322   $  29,425   $   4,877   $      --   $  34,302
                                      ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========


                                                     COMBIMATRIX GROUP
                                        (A Division of Acacia Research Corporation)
                                                      BALANCE SHEETS
                                                      (In thousands)
                                                       (UNAUDITED)


                                                                                       SEPTEMBER 30,        DECEMBER 31,
                                                                                           2004                 2003
                                                                                     ----------------     ----------------
                                   ASSETS

Current assets:
    Cash and cash equivalents ..................................................     $         2,956      $         3,807
    Available-for-sale investments .............................................              23,723               13,492
    Accounts receivable, net of allowance for doubtful accounts of
      $0 (2004) and $145 (2003) ................................................                 321                  199
    Inventory, prepaid expenses and other assets ...............................                 372                  277
                                                                                     ----------------     ----------------
        Total current assets ...................................................              27,372               17,775

Property and equipment, net of accumulated depreciation and amortization .......               2,553                2,752
Patents, net of accumulated amortization of $2,799 (2004) and $1,978 (2003) ....               9,296               10,117
Goodwill .......................................................................              19,424               19,424
Other assets ...................................................................                  90                   93
                                                                                     ----------------     ----------------
                                                                                     $        58,735      $        50,161
                                                                                     ================     ================

                     LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
    Accounts payable, accrued expenses and other ...............................     $         1,798      $         1,672
    Current portion of deferred revenues .......................................                 499               18,004
    Payable to Acacia Technologies Group .......................................                 115                   99
                                                                                     ----------------     ----------------
        Total current liabilities ..............................................               2,412               19,775

Deferred income taxes ..........................................................               2,146                2,248
Deferred revenues, net of current portion ......................................               3,352                2,401
Other liabilities ..............................................................                 370                   --
                                                                                     ----------------     ----------------
        Total liabilities ......................................................               8,280               24,424
                                                                                     ----------------     ----------------

Commitments and contingencies (Note 8)

Allocated net worth:
    Funds allocated by Acacia Research Corporation .............................             158,565              138,675
    Accumulated net losses .....................................................            (108,110)            (112,938)
                                                                                     ----------------     ----------------
        Total allocated net worth ..............................................              50,455               25,737
                                                                                     ----------------     ----------------
                                                                                     $        58,735      $        50,161
                                                                                     ================     ================


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                          COMBIMATRIX GROUP
                                             (A Division of Acacia Research Corporation)
                                                      STATEMENTS OF OPERATIONS
                                                           (In thousands)
                                                             (UNAUDITED)


                                                                    FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                 --------------------------------    -------------------------------
                                                                  SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                                      2004              2003              2004             2003
                                                                 --------------    --------------    --------------   --------------
Revenues:
    Research and development contract ........................   $          --     $          --     $      17,302    $          --
    Government contract ......................................             685                --             1,603               --
    Service contracts ........................................              16                10               102               23
    Products .................................................              52               171               112              380
                                                                 --------------    --------------    --------------   --------------
        Total revenues .......................................             753               181            19,119              403
                                                                 --------------    --------------    --------------   --------------
Operating expenses:
    Cost of government contract revenues .....................             647                --             1,505               --
    Cost of product sales ....................................              41                17                81               94
    Research and development expenses ........................           1,140             1,726             3,932            6,219
    Non-cash stock compensation amortization - research
      and development ........................................             (10)              243                91              525
    Marketing, general and administrative expenses ...........           2,274             2,122             6,780            6,890
    Non-cash stock compensation amortization - marketing,
      general and administrative .............................             157               421               634            1,055
    Amortization of patents ..................................             274               274               822              821
    Legal settlement charges (credits) .......................             (90)               --               776               --
                                                                 --------------    --------------    --------------   --------------
        Total operating expenses .............................           4,433             4,803            14,621           15,604
                                                                 --------------    --------------    --------------   --------------
        Operating income (loss) ..............................          (3,680)           (4,622)            4,498          (15,201)
                                                                 --------------    --------------    --------------   --------------
Other income:
    Interest income ..........................................              98                52               228              164
                                                                 --------------    --------------    --------------   --------------
        Total other income ...................................              98                52               228              164
                                                                 --------------    --------------    --------------   --------------
Income (loss) from operations before income taxes
  and minority interests .....................................          (3,582)           (4,570)            4,726          (15,037)

Benefit for income taxes .....................................              34                34               102              102
                                                                 --------------    --------------    --------------   --------------
Income (loss) from operations before minority interests ......          (3,548)           (4,536)            4,828          (14,935)

Minority interests ...........................................              --                --                --               30
                                                                 --------------    --------------    --------------   --------------
Division net income (loss) ...................................   $      (3,548)    $      (4,536)    $       4,828    $     (14,905)
                                                                 ==============    ==============    ==============   ==============


                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                COMBIMATRIX GROUP
                                   (A Division of Acacia Research Corporation)
                                            STATEMENTS OF CASH FLOWS
                                                 (In thousands)
                                                   (UNAUDITED)


                                                                                   FOR THE NINE MONTHS ENDED
                                                                               ---------------------------------
                                                                                SEPTEMBER 30,      SEPTEMBER 30,
                                                                                    2004               2003
                                                                               --------------     --------------
Cash flows from operating activities:
  Division net income (loss) from operations .............................     $       4,828      $     (14,905)
  Adjustments to reconcile division net income (loss) from operations to net cash used in operating activities:
      Depreciation and amortization ......................................             1,667              1,822
      Minority interests .................................................                --                (30)
      Non-cash stock compensation amortization ...........................               725              1,580
      Deferred tax benefit ...............................................              (102)              (102)
      Non-cash legal settlement charges ..................................               776                 --
      Other ..............................................................               (75)                75
Changes in assets and liabilities:
      Accounts receivable ................................................              (127)               249
      Inventory, prepaid expenses and other assets .......................                (5)               (75)
      Accounts payable, accrued expenses and other .......................               213               (492)
      Deferred revenues ..................................................           (16,554)            10,050
                                                                               --------------     --------------

      Net cash used in operating activities ..............................            (8,654)            (1,828)
                                                                               --------------     --------------

Cash flows from investing activities:
      Purchase of property and equipment, net ............................              (654)               (73)
      Purchase of available-for-sale investments .........................           (44,001)           (21,461)
      Sale of available-for-sale investments .............................            33,717             18,887
                                                                               --------------     --------------

      Net cash used in investing activities ..............................           (10,938)            (2,647)
                                                                               --------------     --------------

Cash flows from financing activities:
      Net cash flows attributed to the CombiMatrix Group .................            18,746              6,074
                                                                               --------------     --------------
  Effect of exchange rate on cash ........................................                (5)               (13)
                                                                               --------------     --------------
  (Decrease) increase in cash and cash equivalents .......................              (851)             1,586

  Cash and cash equivalents, beginning ...................................             3,807              3,291
                                                                               --------------     --------------


  Cash and cash equivalents, ending ......................................     $       2,956      $       4,877
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

         BASIS OF PRESENTATION. The unaudited interim CombiMatrix group financial statements as of September 30, 2004, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the CombiMatrix group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2003. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The CombiMatrix group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of its financial position as of September 30, 2004, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

4.        GOODWILL AND INTANGIBLES

          The CombiMatrix group's only identifiable intangible assets are patents, which have remaining economic useful lives up to 2020. Annual aggregate amortization expense for each of the next five years through December 31, 2008 is estimated to be $1,095,000 per year. At September 30, 2004 and December 31, 2003, all of the CombiMatrix group's acquired intangible assets other than goodwill were subject to amortization.


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

         In August 2004, the CombiMatrix group received a $1,000,000 upfront payment from Furuno Electric Co., LTD ("Furuno") as part of a multi-year collaboration agreement to develop a bench-top microarray synthesizer for commercial applications. In 2003, the CombiMatrix group received upfront and milestone payments from Toppan Printing Co., LTD. ("Toppan") totaling $2,400,000, pursuant to a multi-year collaboration and supply agreement to develop and manufacture microarrays using the CombiMatrix group's proprietary electrochemical detection approach. The payments received from Furuno and Toppan are included in deferred revenues at September 30, 2004 in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements.


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


8.       COMMITMENTS AND CONTINGENCIES

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the nine months ended September 30, 2004, the CombiMatrix group recorded a net non-cash charge totaling $776,000 in connection with certain anti-dilution provisions of that agreement. The non-cash charge reflects management's estimate of the fair value of AR-CombiMatrix stock issued to Nanogen, Inc. as a result of certain options and warrants exercised during the nine months ended September 30, 2004 and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of the balance sheet date. The liability is adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expire in September 2005.

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

         In July 2004, the CombiMatrix group and collaborator irsiCaixa Foundation ("IRSI") entered into a three-year research, development, and licensing agreement and selected two siRNA candidates for downstream pre-clinical development against HIV. Pursuant to the terms of the agreement, the CombiMatrix group will make research and development funding payments to IRSI totaling $450,000 over a period of three years, beginning in July 2004. In addition, the CombiMatrix group may make future contingent milestone payments for compounds that are developed, in accordance with the terms of the agreement. In consideration for receiving rights to commercialize the compounds under development, the CombiMatrix group will pay royalties to IRSI based on commercial sales of related products, in accordance with the agreement.

         The CombiMatrix group is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the CombiMatrix group's financial position, results of operations or cash flows.


9.       SUBSQUENT EVENT

         In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. ("Leuchemix"), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly over the next two years. In accordance with the terms of the purchase agreement, CombiMatrix Corporation's CEO was named a director of Leuchemix

                                      ACACIA TECHNOLOGIES GROUP
                             (A Division of Acacia Research Corporation)
                                           BALANCE SHEETS
                                           (In thousands)
                                             (UNAUDITED)


                                                                    SEPTEMBER 30,      DECEMBER 31,
                                                                        2004               2003
                                                                   --------------     --------------
                              ASSETS

Current assets:
    Cash and cash equivalents ................................     $      29,366      $      28,142
    Short-term investments ...................................               998              5,059
    Accounts receivable ......................................               175                124
    Prepaid expenses and other assets ........................               758                903
    Receivable from CombiMatrix group ........................               115                 99
                                                                   --------------     --------------

        Total current assets .................................            31,412             34,327

Property and equipment, net of accumulated depreciation ......               103                 71
Patents, net of accumulated amortization of $1,559 (2004)
  and $1,187 (2003) ..........................................             3,167              3,566
Goodwill .....................................................               160              1,776
Other assets .................................................                84                238
                                                                   --------------     --------------

                                                                   $      34,926      $      39,978
                                                                   ==============     ==============

             LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
    Accounts payable and accrued expenses ....................     $       2,209      $       1,572
    Current portion of deferred revenues .....................               593                104
                                                                   --------------     --------------

        Total current liabilities ............................             2,802              1,676

Deferred income taxes ........................................               905              1,012
Deferred revenues, net of current portion ....................                --              1,500
                                                                   --------------     --------------

        Total liabilities ....................................             3,707              4,188
                                                                   --------------     --------------

Minority interests ...........................................               780              1,127
                                                                   --------------     --------------

Commitments and contingencies (Note 5)

Allocated net worth:

    Funds allocated by Acacia Research Corporation ...........           104,889            105,129

    Accumulated net losses ...................................           (74,450)           (70,466)
                                                                   --------------     --------------

        Total allocated net worth ............................            30,439             34,663
                                                                   --------------     --------------

                                                                   $      34,926      $      39,978
                                                                   ==============     ==============


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                 24

                                                      ACACIA TECHNOLOGIES GROUP
                                             (A Division of Acacia Research Corporation)
                                                      STATEMENTS OF OPERATIONS
                                                           (In thousands)
                                                             (UNAUDITED)


                                                                     FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                                   -------------------------------   -------------------------------
                                                                    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                        2004             2003             2004             2003
                                                                   --------------   --------------   --------------   --------------
Revenues:
    License fees ...............................................   $       2,240    $         186    $       3,505    $         211
                                                                   --------------   --------------   --------------   --------------

        Total revenues .........................................           2,240              186            3,505              211
                                                                   --------------   --------------   --------------   --------------

Operating expenses:
    Marketing, general and administrative expenses .............           1,323              955            3,489            3,157
    Legal expenses - patents ...................................           1,174              598            2,352            1,435
    Goodwill impairment charge .................................           1,616               --            1,616               --
    Amortization of patents ....................................             125              125              375              377
                                                                   --------------   --------------   --------------   --------------

        Total operating expenses ...............................           4,238            1,678            7,832            4,969
                                                                   --------------   --------------   --------------   --------------

        Operating loss .........................................          (1,998)          (1,492)          (4,327)          (4,758)
                                                                   --------------   --------------   --------------   --------------

Other income:
    Impairment charge ..........................................              --               --               --             (207)
    Interest income ............................................             120              128              340              408
    Realized gains on short-term investments ...................              --               32               --               94
    Other income ...............................................              --               --               --                1
                                                                   --------------   --------------   --------------   --------------

        Total other income (expense) ...........................             120              160              340              296
                                                                   --------------   --------------   --------------   --------------

Loss from continuing operations before
  income taxes and minority interests ..........................          (1,878)          (1,332)          (3,987)          (4,462)

Benefit for income taxes .......................................              36               36              104               94
                                                                   --------------   --------------   --------------   --------------

Loss from continuing operations before
  minority interests ...........................................          (1,842)          (1,296)          (3,883)          (4,368)

Minority interests .............................................              --               --                3               --
                                                                   --------------   --------------   --------------   --------------

Loss from continuing operations ................................          (1,842)          (1,296)          (3,880)          (4,368)

Discontinued operations:

    Estimated loss on disposal of discontinued operations ......              --               --             (104)              --
                                                                   --------------   --------------   --------------   --------------

Division net loss ..............................................   $      (1,842)   $      (1,296)   $      (3,984)   $      (4,368)
                                                                   ==============   ==============   ==============   ==============


                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                                 25

                                                      ACACIA TECHNOLOGIES GROUP
                                             (A Division of Acacia Research Corporation)
                                                      STATEMENTS OF CASH FLOWS
                                                           (In thousands)
                                                             (UNAUDITED)


                                                                                                   FOR THE NINE MONTHS ENDED
                                                                                           -----------------------------------------
                                                                                           SEPTEMBER 30, 2004     SEPTEMBER 30, 2003
                                                                                           ------------------     ------------------
Cash flows from operating activities:
  Division net loss from continuing operations ........................................    $          (3,880)     $          (4,368)

  Adjustments to reconcile division net loss from continuing operations to net cash used in operating activities:
      Depreciation and amortization ...................................................                  413                    471
      Deferred tax benefit ............................................................                 (107)                  (108)
      Non-cash impairment charges .....................................................                1,616                    207
      Other ...........................................................................                   22                     (6)

Changes in assets and liabilities:
      Accounts receivable .............................................................                  (51)                  (115)
      Prepaid expenses, other receivables and other assets ............................                  573                    (98)
      Accounts payable and accrued expenses ...........................................                  733                   (126)
      Deferred revenues ...............................................................               (1,011)                    57
                                                                                           ------------------     ------------------
      Net cash used in operating activities from continuing operations ................               (1,692)                (4,086)
      Net cash used in operating activities from discontinued operations ..............                 (636)                  (350)
                                                                                           ------------------     ------------------
      Net cash used in operating activities ...........................................               (2,328)                (4,436)
                                                                                           ------------------     ------------------

Cash flows from investing activities:
      Purchase of property and equipment, net .........................................                  (67)                    (4)
      Purchase of available-for-sale investments ......................................                 (948)                (5,100)
      Sale of available-for-sale investments ..........................................                5,004                     --
      Other ...........................................................................                   (5)                    --
                                                                                           ------------------     ------------------

    Net cash provided by (used in) investing activities from continuing operations ....                3,984                 (5,104)
    Net cash used in investing activities from discontinued operations ................                 (198)                  (356)
                                                                                           ------------------     ------------------
    Net cash provided by (used in) investing activities ...............................                3,786                 (5,460)
                                                                                           ------------------     ------------------

Cash flows from financing activities:
    Net cash flows attributed to the Acacia Technologies group ........................                 (234)                  (471)
                                                                                           ------------------     ------------------

    Increase (decrease) in cash and cash equivalents ..................................                1,224                (10,367)

    Cash and cash equivalents, beginning ..............................................               28,142                 39,792
                                                                                           ------------------     ------------------

    Cash and cash equivalents, ending .................................................    $          29,366      $          29,425
                                                                                           ==================     ==================


                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                                 26

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

         The Acacia Technologies group, a division of Acacia Research Corporation, is primarily comprised of Acacia Research Corporation's interests in three wholly owned subsidiaries: (1) Acacia Media Technologies Corporation, ("Acacia Media Technologies") a Delaware corporation, (2) Soundview Technologies, Inc., ("Soundview Technologies") a Delaware corporation, and (3) Acacia Internet Access Corporation, a Delaware corporation, and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the Acacia Research Corporation's intellectual property licensing business.

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

         BASIS OF PRESENTATION. The unaudited interim Acacia Technologies group financial statements as of September 30, 2004, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the Acacia Technologies group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2003. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The Acacia Technologies group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair presentation of its financial position as of September 30, 2004, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

         AR-Acacia Technologies stock is intended to reflect the separate performance of the Acacia Technologies group, a division of Acacia Research Corporation. The Acacia Technologies group is not a separate legal entity. Holders of AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, holders of AR-Acacia Technologies stock are subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to Acacia Technologies group could be subject to the liabilities of the CombiMatrix group.

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

         Under the terms of the Acacia Technologies group's digital media transmission ("DMT(R)") license agreements, the Acacia Technologies group grants non-exclusive licenses for the use of its patented DMT(R) technology. All of the Acacia Technologies group's material DMT(R) license agreements provide for license fee payments to be made by the respective licensees over the term of the licenses. Pursuant to the terms of the DMT(R) license agreements, once executed, the Acacia Technologies group has no further obligations with respect to the grant of the licenses. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

         Revenue generated from license agreements are generally accrued and recognized as revenue in the period earned, provided that amounts are fixed or determinable and collectibility is reasonably assured.

         Certain license agreements provide for the calculation of license fees based on a licensee's actual quarterly sales or actual per unit activity, applied to a contractual royalty rate. Licensees that pay license fees on a quarterly basis generally report actual quarterly sales or actual per unit activity information and related quarterly license fees due to the Acacia Technologies group within 30 to 45 days after the end of the quarter in which such sales or activity takes place. Consequently, the Acacia Technologies group recognizes revenue from these licensing agreements on a three-month lag basis, in the quarter following the quarter of sales or per unit activity, provided amounts are fixed or determinable and collectibility is reasonably assured. The lag method described above allows for the receipt of licensee royalty reports prior to the recognition of revenue.

         Certain license agreements provide for the payment of a minimum upfront annual license fee at the inception of each annual license term. Minimum upfront annual license fees are generally determined based on a licensees estimated annual sales or a licensees base level of per unit activity. These minimum upfront annual license fee payments are deferred and amortized to revenue on a straight-line basis over the annual license term. To the extent actual annual royalties, determined and reported in accordance with the terms of the respective agreements, exceed the minimum upfront annual license fees paid, the additional royalties are recognized in revenue in the quarter following the quarter in which the base per unit activity was exceeded or the quarter following the annual license term, depending on the terms of the respective agreement, provided that amounts are fixed or determinable and collectibility is reasonably assured.

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


4.       GOODWILL AND INTANGIBLES

         The Acacia Technologies group's only identifiable intangible assets are patents. Annual aggregate amortization expense for each of the next five years through December 31, 2008 is estimated to be $500,000 per year. At September 30, 2004 and December 31, 2003, all of the Acacia Technologies group's acquired intangible assets other than goodwill were subject to amortization.

         In August 2004, as a result of the adverse ruling in Acacia Technologies group's V-chip patent infringement lawsuit described at Note 5, the Acacia Technologies group recorded an impairment charge totaling $1,616,000 associated with the write-down of goodwill related to the V-chip.

         As of September 30, 2004 and December 31, 2003, all V-chip patent related intangibles were fully amortized. As a result, the gross carrying amounts and accumulated amortization related to the V-chip patent intangibles have been excluded from the accompanying balance sheets.


5.       COMMITMENTS AND CONTINGENCIES

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT(R) patents. No royalty obligation has been incurred as of September 30, 2004. Any royalties paid pursuant to the agreements will be expensed in the statement of operations.

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

SOUNDVIEW TECHNOLOGIES

         In September 2002, the United States District Court for the District of Connecticut granted a motion for summary judgment filed by the defendants in Soundview Technologies pending patent infringement and antitrust lawsuit against

Sony Corporation of America, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a Consumer Electronics Association in the United States District Court for the Eastern District of Virginia (filed on April 5, 2000), alleging that television sets utilizing certain content blocking technology (commonly known as the "V-chip") and sold in the United States infringe Soundview Technologies' U.S. Patent No. 4,554,584. In granting the motion, the court ruled that the defendants have not infringed on Soundview Technologies' patent.

         In September 2003, a motion for summary judgment filed by the remaining defendants was granted by the United States District Court for the District of Connecticut on Soundview Technologies' anti-trust claims due to the Court's previous ruling of non-infringement as described above.

         In August 2004, the U.S. Court of Appeals for the Federal Circuit affirmed the September 2002 U.S. District Court for the District of Connecticut ruling that the remaining television manufacturers named in the Acacia Technologies group's V-chip patent infringement lawsuit do not infringe the Acacia Technologies group's V-chip patent. As a result of the ruling, the Acacia Technologies group recorded an impairment charge of $1,616,000 associated with the write-off of goodwill related to the V-chip. In addition, as a result of the conclusion of the V-chip patent litigation, the Acacia Technologies group recognized $1,500,000 of V-chip related deferred license fee revenues and $668,000 of V-chip related deferred legal costs in the third quarter of 2004.

         The final ruling in the V-chip litigation, as described above, has no impact on the revenues that the Acacia Technologies group has recognized to date from licensees of our patented V-chip technology.

ACACIA MEDIA TECHNOLOGIES

INTERNET WEBSITES

          In February 2003, Acacia Media Technologies initiated DMT(R) patent infringement litigation in the Federal District Court for the Central District of California against approximately 39 defendants who provide adult oriented digital content over the Internet. All of the defendants were previously notified of our belief that their conduct infringes on our patent rights. As of September 30, 2004, nine of the original 39 defendants remain in the initial litigation.

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

         On July 12, 2004, the United States District Court for the Central District of California issued a Markman Order giving the Court's construction of some of the disputed patent terms and phrases contained in two of the five U.S. DMT(R) patents.

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

CABLE AND SATELLITE TV

         In June 2004, Acacia Media Technologies filed a Complaint in the District Court for the Northern District of California alleging infringement of Acacia Media Technologies' DMT(R) patents against 9 cable and satellite companies. Companies named as defendants in the lawsuit include Comcast Corporation, Charter Communications, Inc., The DirectTV Group, Inc., Echostar Communications Corporation, Boulder Ridge Cable TV, Central Valley Cable TV, LLC, Seren Innovations, Inc., Cox Communications, Inc., and Hospitality Network, Inc. (a wholly owned subsidiary of Cox that supplies hotel on-demand TV services). In September 2004, Acacia Media Technologies added Mediacom LLC to this complaint. As of September 2004, Acacia Media Technologies has executed license and settlement agreements with Boulder Ridge Cable TV, Central Valley Cable TV, and Seren Innovations.

         In September 2004, Acacia Media Technologies filed complaints in the U.S. District Court for the District of Arizona, U.S. District Court for the District of Minnesota and the U.S. District Court for the Northern District of Ohio - Eastern Division, alleging infringement of Acacia Media Technologies' DMT(R) patents against certain cable and satellite companies located in Arizona, Minnesota, and Ohio. Companies named in the lawsuits include Armstrong Group, Arvig Communication Systems, Block Communications, Inc., Cable America Corporation, Cable One, Inc., Cable System Services, Inc., Cannon Valley Communications, Inc., East Cleveland Cable TV and Communications, LLC, Loretel Cablevision, Massillon Cable TV, Inc., Mid-Continent Media, Inc., Nelsonville TV Cable, Inc., NPG Cable, Inc., Precis Communications, Inc. San Carlos Cablevision, LLC, Savage Communications, Inc., Sjoberg's Cablevision, Inc., US Cable, and Wide Open West, LLC.


6.       DISCOUNTINUED OPERATIONS

         Results for the nine months ended September 30, 2004 include a $104,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com, related primarily to certain noncancellable lease obligations and the inability to sublease the related office space at rates commensurate with existing obligations or negotiate more favorable terms.

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

         This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements and in the section titled "Risk Factors" below.

OVERVIEW

         As used in this Form 10-Q, "we," "us" and "our" refer to Acacia Research Corporation and its subsidiary companies.

         Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

         The following discussion is based primarily on our unaudited consolidated balance sheet as of September 30, 2004 and on our unaudited consolidated statement of operations for the period from January 1, 2004 to September 30, 2004. The discussion compares the activities for the three and nine months ended September 30, 2004 to the activities for the three and nine months ended September 30, 2003. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. This information should also be read in conjunction with the "Risk Factors" included elsewhere in this section.

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

         ACACIA TECHNOLOGIES GROUP. The Acacia Technologies group is responsible for the development, acquisition, licensing and protection of intellectual property and proprietary technologies and is pursuing additional licensing and strategic business alliances with companies in the intellectual property licensing industry. The Acacia Technologies group owns and out-licenses a portfolio of pioneering U.S. and foreign patents covering digital audio and video transmission and receiving systems, commonly known as audio-on-demand, video-on-demand, and audio/video streaming. The Acacia Technologies group's patented proprietary digital media transmission, or DMT(R) technology, enables the digitization, encryption, storage, transmission, receipt and playback of digital content via several means including the Internet, cable, satellite and wireless systems. The Acacia Technologies group also owns and has out-licensed to consumer electronics manufacturers, patented technology known as the V-chip. The V-chip technology was protected by U.S. Patent No. 4,554,584, which expired in July 2003. In July 2004, the Acacia Technologies group acquired U.S. Patent No. 6,226,677 from LodgeNet Entertainment Corporation. The patent covers technology and methods for redirecting users to a login page when accessing the Internet. The acquired patent has several potential licensing opportunities, including DSL registrations, wireless "hotspots," and hotel high-speed Internet access.

Business and operating activities for the three months ended September 30, 2004 and recent developments include:

COMBIMATRIX GROUP:

         Business collaborations:

         o In July 2004, the CombiMatrix group entered into a co-marketing agreement with Strand Genomics to market Strand Genomics' product "avadis," a data analysis software tool for microarray gene expression that combines scalable analytical algorithms with interactive visualization to derive valuable insights from gene expression data.

         o In July 2004, the CombiMatrix group and collaborator irsiCaixa Foundation entered into a three-year research, development, and licensing agreement and selected two siRNA candidates for downstream pre-clinical development against HIV. Refer to "Contractual Obligations" table below for financial commitments associated with the agreement.

         o In August 2004, the CombiMatrix group entered into a multi-year collaborative strategic alliance with Furuno Electric Company, Ltd. ("Furuno") to design, engineer and build CombiMatrix Corporation's Bench-Top DNA Microarray Synthesizer for CustomArray(TM) formatted arrays. Under the terms of the agreement, Furuno paid CombiMatrix Corporation an upfront fee of $1.0 million and will make additional development and milestone payments in the future, in accordance with the agreement.

         o In September 2004, the CombiMatrix group and Intel Corporation entered into an agreement to work together on the feasibility of various projects utilizing the CombiMatrix group's core technology.

         o In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. ("Leuchemix"), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4.0 million, to be paid quarterly over the next two years. In accordance with the terms of the purchase agreement, CombiMatrix Corporation's CEO was named a director of Leuchemix. Additional information about the agreement and Leuchemix is set forth in our Current Reports on Form 8-K, filed with the Commission on October 4, 2004 and October 7,2004, which are hereby incorporated by reference.

         Other activities include:

         o In July 2004, the CombiMatrix group made available to researchers a new CustomArray(TM) Human Drug Metabolism Array. This array enables researchers to screen a panel of genes and "splice variants" known to be critical for the pharmokinetics and metabolism for both established and new drugs.

         o In July 2004, the CombiMatrix group launched a new CustomArray(TM) Human Toxicology Array. This array provides researchers a powerful tool for detecting changes in gene expression indicative of a toxic or stress-related response.

         o In July 2004, the CombiMatrix group announced that it will receive $2.3 million from a Department of Defense spending bill passed by Congress, which will be used to further its biowarfare detector system currently under development under its existing $5.9 million contract with the Department of Defense.

         o In July 2004, the CombiMatrix group launched a new CustomArray(TM) Core 67 Cancer Array. This array enables researchers to screen and monitor the 67 genes that were recently identified as markers of multiple types of cancer.

         o In August 2004, the CombiMatrix group's strategic partner, Nanomaterials Discovery Corporation ("NDC"), was awarded $2.5 million from the Department of Defense for the development of its fuel cell technology. NDC will utilize the CombiMatrix group's NanoArrays(TM) for the further discovery and optimization of a new class of fuel cells powered by high-energy materials such as propellants and explosives.

ACACIA TECHNOLOGIES GROUP:

         o As of October 2004, the Acacia Technologies group has entered into 188 DMT(R) technology licensing agreements, including agreements with companies in the cable television, hotel on-demand TV services, online music, movie, adult entertainment, e-learning, corporate and sports, news and information industries. We have executed license agreements with companies including Bloomberg L.P., Capella Education Company, Callaway Golf Company, B&C Cablevision, Central Valley Cable TV, LLC, CinemaNow, Inc., Disney Enterprises, Inc., General Dynamics Interactive Corporation, Grupo Pegaso, Harley-Davidson, Inc., LodgeNet Entertainment Corporation, NXTV, Inc., On Command Corporation, Oral Roberts University, Revlon Consumer Products Corporation, Seren Innovations, Sonoco Products Company, The Travelers Indemnity Company, T. Rowe Price Associates, Inc., 24/7 University, Inc., Wachovia Corporation, Wendy's International, Inc., World Wrestling Entertainment, Inc. and Xerox Corporation.

         o On July 12, 2004, the United States District Court for the Central District of California issued a Markman Order giving the Court's construction of some of the disputed patent terms and phrases contained in two of the five U.S. DMT(R) patents. Additional information about the Markman Order is set forth in our Current Reports on Form 8-K, filed with the Commission on July 13, 2004 and July 14, 2004, which are hereby incorporated by reference.

         o        In July 2004, the Acacia Technologies group acquired U.S.
                  Patent No. 6,226,677 from LodgeNet Entertainment Corporation. The newly acquired patent has several potential licensing opportunities, including DSL registrations, wireless "hotspots," and hotel high-speed Internet access. The patent covers technology and methods for redirecting users to a login page when accessing the Internet.

         o In August 2004, the U.S. Court of Appeals for the Federal Circuit affirmed the September 2002 U.S. District Court for the District of Connecticut ruling that television manufacturers named in the Acacia Technologies group's V-chip patent infringement lawsuit do not infringe the Acacia Technologies group's V-chip patent. Details of the financial statement impact of the ruling are provided below and at Part II Item 1. "Legal Proceedings."

         o In September 2004, Acacia Media Technologies Corporation, or Acacia Media Technologies, added Mediacom LLC to its complaint filed in the District Court for the Northern District of California alleging infringement of Acacia Media Technologies' DMT(R) patents against certain cable and satellite companies, increasing the number of defendants in the complaint to ten. As of October 2004, Acacia Media Technologies has executed license and settlement agreements with three of nine cable and satellite companies originally named in the complaint.

         o In September 2004, Acacia Media Technologies filed complaints in the U.S. District Court for the District of Arizona, U.S. District Court for the District of Minnesota and the U.S. District Court for the Northern District of Ohio - Eastern Division, alleging infringement of Acacia Media Technologies' DMT(R) patents against certain cable and satellite companies located in Arizona, Minnesota, and Ohio. Companies named in the lawsuits include Armstrong Group, Arvig Communication Systems, Block Communications, Inc., Cable America Corporation, Cable One, Inc., Cable System Services, Inc., Cannon Valley Communications, Inc., East Cleveland Cable TV and Communications, LLC, Loretel Cablevision, Massillon Cable TV, Inc., Mid-Continent Media, Inc., Nelsonville TV Cable, Inc., NPG Cable, Inc., Precis Communications, Inc. San Carlos Cablevision, LLC, Savage Communications, Inc., Sjoberg's Cablevision, Inc., US Cable, and Wide Open West, LLC.

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



ACACIA RESEARCH CORPORATION CONSOLIDATED
COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NET INCOME (LOSS) (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                        ---------------------------------     ---------------------------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                             2004               2003               2004               2003
                                                        --------------     --------------     --------------     --------------
Net income (loss) .................................     $      (5,390)     $      (5,832)     $         844      $     (19,273)

         The change in net income (loss) was primarily due to an increase in revenues recognized by both operating groups, a decrease in CombiMatrix group related research and development costs and non-cash stock compensation charges, partially offset by an increase in marketing, general and administrative costs for both operating groups and patent related legal costs for the Acacia Technologies group. The change also reflects the net impact of the adverse V-chip litigation ruling in the third quarter of 2004, as described below. We estimate that there will be sufficient losses from operations in the current fiscal year to offset any taxable income related to the deferred contract revenues recognized during the three months ended March 31, 2004, resulting in no significant tax liability or expense in the three or nine months ended September 30, 2004 or for the year ended December 31, 2004.

REVENUES AND COST OF REVENUES (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                        ---------------------------------     ---------------------------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                             2004               2003               2004               2003
                                                        --------------     --------------     --------------     --------------
Research and development contract .................     $          --      $          --      $      17,302      $          --
License fees ......................................             2,240                186              3,505                211
Government contract ...............................               685                 --              1,603                 --
Cost of government contract revenues ..............              (647)                --             (1,505)                --
Service contracts .................................                16                 10                102                 23
Products ..........................................                52                171                112                380
Cost of product sales .............................               (41)               (17)               (81)               (94)

         RESEARCH AND DEVELOPMENT CONTRACT. In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche Diagnostics, GmbH, or Roche. As a result of completing all obligations under this agreement and in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred Roche related contract revenues during the first quarter of 2004. The majority of research and development expense under the Roche agreement were incurred prior to 2004.

         LICENSE FEES. License fee revenues are comprised of DMT(R) technology license fees and previously deferred V-chip technology license fees recognized by the Acacia Technologies group. DMT(R) technology license fees increased primarily due to the significant growth in the number of DMT(R) technology license agreements executed since March 31, 2003. License fee revenues will fluctuate from period to period based on the increase in license agreements executed, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee payments from licensees, and other factors. Periodic license fee revenues may include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received. Costs incurred in connection with the Acacia Technologies group's ongoing licensing activities are included in marketing, general and administrative expenses.

         Revenues for the three and nine months ended September 30, 2004 include $1.5 million in deferred V-chip license fees recognized as a result of the conclusion of V-chip related litigation as described at Part II Item 1. "Legal Proceedings."

         GOVERNMENT CONTRACT AND COST OF GOVERNMENT CONTRACT REVENUES. In March 2004, the CombiMatrix group executed a two-year $5.9 million research and development contract with the Department of Defense to further the development of the CombiMatrix group's microarray technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group's commitments under its biowarfare detection contract with the Department of Defense which is approximately 27% complete as of September 30, 2004.

         SERVICE CONTRACTS. The change was due primarily to $102,000 of maintenance and service contract revenues recognized during the nine months ended September 30, 2004 by CombiMatrix K.K. from existing microarray customers in Japan.

         PRODUCT REVENUES AND COST OF PRODUCT SALES. Product revenues and costs of product sales during the three and nine months ended September 30, 2004 relate to domestic and international sales of the CombiMatrix group's microarray products. Product revenues and costs of product sales during the three and nine months ended September 30, 2003 were recognized exclusively by CombiMatrix K.K. from sales of genomics microarray synthesizer and related microarray products and services to Japanese research institutions in the first and third quarters of 2003.

RESEARCH AND DEVELOPMENT EXPENSES (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                        ---------------------------------     ---------------------------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                             2004               2003               2004               2003
                                                        --------------     --------------     --------------     --------------
Research and development expenses .................     $       1,140      $       1,726      $       3,932      $       6,219

         RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expenses was primarily due to the CombiMatrix group's completion of several Roche related research and development projects during the third and fourth quarters of 2003, and final completion of the research and development agreement with Roche in the first quarter of 2004. With the completion of the research and development agreement with Roche, year-to-date and future research and development expenses were and will continue to be incurred in connection with the CombiMatrix group's commitments under its collaboration and supply agreement with Toppan and ongoing internal research and development efforts in the areas of genomics, drug discovery and development and material sciences. The CombiMatrix group expects its research and development expenses to continue to be volatile and such expenses could increase in future periods as additional contract and/or internal research and development agreements are undertaken.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES AND LEGAL SETTLEMENT CHARGES
(CREDITS) (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                        ---------------------------------     ---------------------------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                             2004               2003               2004               2003
                                                        --------------     --------------     --------------     --------------
Marketing, general and administrative expenses ....     $       4,771      $       3,675      $      12,621      $      11,482
Legal settlement charges (credits) ................               (90)                --                776                 --

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase was due primarily to the addition of licensing and business development personnel for the Acacia Technologies group, an increase in corporate professional fees related to ongoing Sarbanes-Oxley compliance projects at both operating groups, an increase in marketing and sales costs related to the launch of the CombiMatrix group's CustomArray(TM) DNA microarray platform beginning in March 2004 and an increase in general and administrative overhead costs in connection with the Acacia Technologies group's ongoing operations. The increase also includes $668,000 in deferred V-chip related legal fees recognized as a result of the conclusion of V-chip related litigation as described at Part II Item 1. "Legal Proceedings." The Acacia Technologies group's patent related legal expenses, excluding V-chip related legal fees, increased to $1.7 million during the nine months ended September 30, 2004, as compared to $1.4 million in the comparable 2003 period, due to an increase in costs incurred in connection with the Acacia Technologies group's ongoing DMT(R) patent commercialization and enforcement programs, including increased legal costs related to new patent claims and the identification of additional potential licensees of our DMT(R) technology and increased patent enforcement costs related to ongoing DMT(R) patent related litigation. We expect patent related legal expenses to continue to fluctuate based on actual outside patent counsel fees incurred in connection with the Acacia Technologies group's ongoing DMT(R) and other patent commercialization and enforcement programs.

         LEGAL SETTLEMENT CHARGES. In connection with the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc., we recorded a net non-cash charge totaling $776,000 during the nine months ended September 30, 2004, which reflects the fair value of AR-CombiMatrix common stock issued and potentially issuable to Nanogen, Inc. during the period in connection with certain anti-dilution provisions of the settlement agreement. Periodic charges and the related liability are estimated based on the number of shares issuable and or potentially issuable and the AR-CombiMatrix stock price at the end of the respective reporting period. The credit during the three months ended September 30, 2004 was due to the decrease in the AR-CombiMatrix stock price as of September 30, 2004, as compared to the end of the previous quarter. The anti-dilution provisions of the settlement agreement expire in September 2005.

NON-CASH STOCK COMPENSATION AMORTIZATION (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                        ---------------------------------     ---------------------------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                             2004               2003               2004               2003
                                                        --------------     --------------     --------------     --------------
Non-cash stock compensation amortization:
    Research and development ......................     $         (10)     $         243      $          91      $         525
    Marketing, general and administrative .........               157                421                634              1,055

         The decrease was primarily due to the accelerated method of stock compensation amortization utilized which results in higher amounts of amortization in the earlier vesting periods. Non-cash stock compensation expense reversals related to the forfeiture of certain unvested stock options during the three and nine months ended September 30, 2004 were $83,000 and $185,000, respectively. Non-cash stock compensation expense reversals during the three and nine months ended September 30, 2003 were $123,000 and $881,000, respectively.

IMPAIRMENT CHARGES (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                        ---------------------------------     ---------------------------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                             2004               2003               2004               2003
                                                        --------------     --------------     --------------     --------------
Goodwill impairment charge ........................     $       1,616      $          --      $       1,616      $          --
Impairment charge .................................                --                 --                 --               (207)

         In August 2004, as a result of the adverse ruling in the Soundview Technologies litigation described at Part II Item 1. "Legal Proceedings," the Acacia Technologies group recorded a non-cash impairment charge totaling $1,616,000 associated with the write-down of goodwill related to the V-chip. In the second quarter of 2003, we recorded a non-cash impairment charge of $207,000 for an other-than-temporary decline in the fair value of our cost method investment.

INFLATION

         Inflation has not had a significant impact on Acacia Research Corporation.

LIQUIDITY AND CAPITAL RESOURCES

          Acacia Research Corporation's consolidated cash and cash equivalents and short-term investments totaled $57.0 million at September 30, 2004 compared to $50.5 million at December 31, 2003. Working capital at September 30, 2004 was $53.6 million, compared to $30.7 million at December 31, 2003. Working capital increased due primarily to the recognition of $17.3 million in deferred Roche related contract revenues in the first quarter of 2004 and the impact of net cash flow activities as discussed below.

         The net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2004 and 2003 was comprised of the following (in thousands):

                                                      FOR THE NINE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2004                         SEPTEMBER 30, 2003
                                               ----------------------------------------     ----------------------------------------
                                                 ACACIA                                       ACACIA
                                                  TECH-         COMBI-                        TECH-          COMBI-
                                                NOLOGIES        MATRIX        CONSOL-        NOLOGIES        MATRIX         CONSOL-
                                                  GROUP         GROUP         IDATED          GROUP          GROUP          IDATED
                                               ----------     ----------     ----------     ----------     ----------     ----------
Net cash provided by (used in)
  continuing operations:
    Operating activities .................     $  (1,692)     $  (8,654)     $ (10,346)     $  (4,086)     $  (1,828)     $  (5,914)
    Investing activities .................         3,984        (10,938)        (6,954)        (5,104)        (2,647)        (7,751)
    Financing activities .................          (234)        18,746         18,512           (471)         6,074          5,603
Effect of exchange rate on cash ..........            --             (5)            (5)            --            (13)           (13)
Net cash used in discontinued
  operations .............................          (834)            --           (834)          (706)            --           (706)
                                               ----------     ----------     ----------     ----------     ----------     ----------
Increase (decrease) in cash and
  cash equivalents .......................     $   1,224      $    (851)     $     373      $ (10,367)     $   1,586      $  (8,781)
                                               ==========     ==========     ==========     ==========     ==========     ==========

         The increase in net cash outflows from operations for the CombiMatrix group was primarily due to a decrease in cash payments received from customers, which totaled $2.5 million during the nine months ended September 30, 2004, comprised of $1.3 million from the Department of Defense, $1.0 million from Furuno, and $182,000 from the sale of microarray products and related services, compared to $11.2 million in the comparable 2003 period, consisting of $9.7 million of milestone and prototype products and services payments from Roche, $1.0 million from Toppan, and $495,000 from contract research and development, synthesizer and other product sales by CombiMatrix K.K. The increase in net cash outflows for the CombiMatrix group was offset by a decrease in research and development expenses and the impact of the timing of vendor payments and related accruals. The change in net cash outflows from operations for the Acacia Technologies group was primarily due to an increase in DMT(R) license fee payments received from licensees which totaled $2.5 million during the nine months ended September 30, 2004, compared to $157,000, in the comparable 2003 period, which was partially offset by an increase in marketing, general and administrative and patent related legal expenses and the impact of the timing of vendor payments and related accruals.

         The change in net cash flows used in continuing investing activities was due primarily to Acacia Research Corporation's ongoing short term cash management activities and an increase in short term investments purchased by the CombiMatrix group related to the receipt of net proceeds from financing activities as described below.

         The change in net cash flows provided by financing activities was due to the completion of an equity financing raising net proceeds of approximately $13.7 million through the sale of Acacia Research - CombiMatrix common stock during the nine months ended September 30, 2004, compared to equity financing net proceeds of $4.9 million during the comparable 2003 period. Financing activities for the nine months ended September 30, 2004 also included proceeds, primarily from the exercise of Acacia Research -CombiMatrix common stock warrants and stock options, totaling $4.8 million, compared to $741,000 in the comparable 2003 period. Net proceeds from the sale of Acacia Research-CombiMatrix common stock, or AR-CombiMatrix stock, were attributed to the CombiMatrix group.

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

OFF-BALANCE SHEET ARRANGEMENTS

         We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2004. Other than as set forth below, we have no committed lines of credit or other committed funding or long-term debt. The following table lists Acacia Research Corporation's material known future cash commitments as of September 30, 2004:

                                                               PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                            -----------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                       REMAINING                                                   2008 AND
                                                2004           2005           2006           2007        THEREAFTER
                                            -----------    -----------    -----------    -----------    -----------

Operating leases ......................     $      519     $    2,297     $    2,226     $    1,986     $    1,615
Minimum royalty payments (1) ..........             25            100            100            100          1,100
 irsiCaixa Foundation research,
   development, and licensing
   agreement(3) .......................             25            125            175            100             --
 Leuchemix equity purchases(2) ........            250          1,600          2,150             --             --
                                            -----------    -----------    -----------    -----------    -----------
Total contractual cash obligations.....     $      819     $    4,122     $    4,651     $    2,186     $    2,715
                                            ===========    ===========    ===========    ===========    ===========

----------
         (1) In accordance with the September 30, 2002 settlement agreement entered into between CombiMatrix Corporation, Dr. Don Montgomery and Nanogen, Inc., CombiMatrix Corporation is required to pay 12.5% of certain revenues, subject to minimum and maximum amounts not to exceed $1.5 million per year, beginning in the fourth quarter of 2003, for the remaining life of the CombiMatrix group's core patents.
         (2)      The Leuchemix transaction was executed in October 2004.
         (3) Excludes any potential future payments contingent upon the completion of certain milestones in accordance with the agreement.

         In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT(R) patents. No royalty obligation has been incurred as of September 30, 2004. Any royalties paid pursuant to the agreements will be expensed in the consolidated statement of operations.

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


COMBIMATRIX GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

DIVISION NET INCOME (LOSS) (IN THOUSANDS)

                                                              FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                          ---------------------------------     ---------------------------------
                                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                               2004               2003               2004               2003
                                                          --------------     --------------     --------------     --------------
Division net income (loss) ..........................     $      (3,548)     $      (4,536)     $       4,828       $    (14,905)

         The change in net income (loss) for the three and nine months ended September 30, 2004 was primarily due to the recognition of $17.3 million in Roche deferred contract revenue in the first quarter of 2004, an increase in government contract revenues (net of related cost of government contract amounts) and a decrease in research and development expenses and non-cash stock compensation charges, which were partially offset by an increase in marketing, general and administrative expenses and the impact of net non-cash legal settlement charges. The CombiMatrix group estimates that there will be sufficient losses from operations in the current fiscal year to offset any taxable income related to the Roche deferred contract revenues recognized during the three months ended March 31, 2004, resulting in no significant tax liability or expense in the current period or for the year ended December 31, 2004.

REVENUES AND COST OF REVENUES (IN THOUSANDS)

                                                              FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                          ---------------------------------     ---------------------------------
                                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                               2004               2003               2004               2003
                                                          --------------     --------------     --------------     --------------
Research and development contract ...................     $          --      $          --      $      17,302      $          --
Government contract .................................               685                 --              1,603                 --
Cost of government contract revenues ................              (647)                --             (1,505)                --
Service contracts ...................................                16                 10                102                 23
Products ............................................                52                171                112                380
Cost of product sales ...............................               (41)               (17)               (81)               (94)

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

         GOVERNMENT CONTRACT AND COST OF GOVERNMENT CONTRACT REVENUES. In March 2004, the CombiMatrix group executed a two-year $5.9 million research and development contract with the Department of Defense to further the development of the CombiMatrix group's microarray technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group's commitments under its biowarfare detection contract with the Department of Defense which is approximately 27% complete as of September 30, 2004.

         SERVICE CONTRACTS. The increase was due to $102,000 in maintenance and service contract revenues recognized during the nine months ended September 30, 2004 by CombiMatrix K.K. from existing microarray customers in Japan.

         PRODUCTS AND COST OF PRODUCT SALES. Product revenues and costs of product sales during the three and nine months ended September 30, 2004 relate to domestic and international sales of the CombiMatrix group's microarray products. Product revenues and costs of product sales during the three and nine months ended September 30, 2003 were recognized exclusively by CombiMatrix K.K. from sales of genomics microarray synthesizer and related microarray products and services to Japanese research institutions in the first and third quarters of 2003.

RESEARCH AND DEVELOPMENT EXPENSES (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                        ---------------------------------     ---------------------------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                             2004               2003               2004               2003
                                                        --------------     --------------     --------------     --------------
Research and development expenses .................     $       1,140      $       1,726      $       3,932      $       6,219

         RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expenses was primarily due to the CombiMatrix group's completion of several Roche related research and development projects during the third and fourth quarters of 2003, and final completion of the research and development agreement with Roche in the first quarter of 2004. With the completion of the research and development agreement with Roche, year-to-date and future research and development expenses were and will continue to be incurred in connection with the CombiMatrix group's commitments under its collaboration and supply agreement with Toppan and ongoing internal research and development efforts in the areas of genomics, drug discovery and development and material sciences. The CombiMatrix group expects its research and development expenses to continue to be volatile and such expenses could increase in future periods as additional contract research and development agreements are undertaken.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES AND LEGAL SETTLEMENT CHARGES
(CREDITS) (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                        ---------------------------------     ---------------------------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                             2004               2003               2004               2003
                                                        --------------     --------------     --------------     --------------
Marketing, general and administrative expenses ....     $       2,274      $       2,112      $       6,780      $       6,890
Legal settlement charges (credits) ................               (90)                --                776                 --

          MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase for the three months ended September 30, 2004 was due primarily to an increase in corporate professional fees related to ongoing Sarbanes-Oxley compliance projects and an increase in marketing and sales costs related to the launch of the CombiMatrix group's CustomArray(TM) DNA microarray platform beginning in March 2004. The decrease for the nine months ended September 30, 2004 was due to a decrease in severance related costs as compared to the 2003 period, partially offset by an increase in costs related to ongoing Sarbanes-Oxley compliance projects and an increase in marketing and sales costs related to the launch of the CombiMatrix group's CustomArray(TM) DNA microarray platform beginning in March 2004.

         LEGAL SETTLEMENT CHARGES. In connection with the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc., we recorded a net non-cash charge totaling $776,000 during the nine months ended September 30, 2004, which reflects the fair value of AR-CombiMatrix common stock issued and potentially issuable to Nanogen, Inc. during the period in connection with certain anti-dilution provisions of the settlement agreement. Periodic charges and the related liability are estimated based on the number of shares issuable and or potentially issuable and the AR-CombiMatrix stock price at the end of the respective reporting period. The credit during the three months ended September 30, 2004 was due to the decrease in the AR-CombiMatrix stock price as of September 30, 2004, as compared to the end of the previous quarter. The anti-dilution provisions of the settlement agreement expire in September 2005.

NON-CASH STOCK COMPENSATION AMORTIZATION (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                        ---------------------------------     ---------------------------------
                                                         SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                             2004               2003               2004               2003
                                                        --------------     --------------     --------------     --------------
Non-cash stock compensation amortization:
    Research and development ......................     $         (10)     $         243      $          91      $         525
    Marketing, general and administrative .........               157                421                634              1,055

          The decrease was primarily due to the accelerated method of stock compensation amortization utilized which results in higher amounts of amortization in the early vesting periods. Non-cash stock compensation expense reversals related to the forfeiture of certain unvested stock options during the three and nine months ended September 30, 2004 were $83,000 and $185,000, respectively. Non-cash stock compensation expense reversals during the three and nine months ended September 30, 2003 were $123,000 and $881,000, respectively.

INFLATION

         Inflation has not had a significant impact on the CombiMatrix group in the current or prior periods.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004, cash and cash equivalents and short-term investments totaled $26.7 million, compared to $17.3 million at December 31, 2003. Working capital at September 30, 2004 was $25.0 million, compared to a working capital deficit of $2.0 million at December 31, 2003. Working capital increased due primarily to the recognition of $17.3 million in deferred contract revenues during the three months ended March 31, 2004 and the impact of net cash flow activities as discussed below.

         The net (decrease) increase in cash and cash equivalents for the nine months ended September 30, 2004 and 2003 was comprised of the following (in thousands):

                                                                     FOR THE NINE MONTHS ENDED
                                                               -------------------------------------
                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                                     2004                 2003
                                                               ----------------     ----------------
Net cash provided by (used in) continuing operations:
    Operating activities .................................     $        (8,654)     $        (1,828)
    Investing activities .................................             (10,938)              (2,647)
    Financing activities .................................              18,746                6,074
  Effect of exchange rate on cash ........................                  (5)                 (13)
                                                               ----------------     ----------------
  (Decrease) increase in cash and cash equivalents .......     $          (851)     $         1,586
                                                               ================     ================

         The increase in net cash outflows from operations for the CombiMatrix group was primarily due to a decrease in cash payments received from customers, which totaled $2.5 million during the nine months ended September 30, 2004, comprised of $1.3 million from the Department of Defense, $1.0 million from Furuno, and $182,000 from the sale of microarray products and related services, compared to $11.2 million in the comparable 2003 period, consisting of $9.7 million of milestone and prototype products and services payments from Roche, $1.0 million from Toppan, and $495,000 from contract research and development, synthesizer and other product sales by CombiMatrix K.K. The increase in net cash outflows for the CombiMatrix group was offset by a decrease in research and development expenses and the impact of the timing of vendor payments and related accruals.

         The change in net cash flows used in continuing investing activities was due primarily to the CombiMatrix group's ongoing short term cash management activities and an increase in short term investments purchased related to the receipt of net proceeds from financing activities as described below.

         The change in net cash inflows attributed to the CombiMatrix group from financing activities was due to Acacia Research Corporation's completion of an equity financing raising net proceeds of approximately $13.7 million through the sale of Acacia Research - CombiMatrix common stock during the nine months ended September 30, 2004, compared to equity financing net proceeds of $4.9 million during the comparable 2003 period. Financing activities for the nine months ended September 30, 2004 also include proceeds from the exercise of Acacia Research -CombiMatrix common stock warrants and stock options totaling $4.7 million, compared to $653,000 in the comparable 2003 period.

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

         The CombiMatrix group's long-term capital requirements will be substantial and the adequacy of our available funds will depend upon many factors, including:

         o the costs associated with marketing, selling and producing its microarray products and services;
         o the CombiMatrix group's continued progress in research and development programs;
         o the costs involved in filing, prosecuting, enforcing and defending any patents claims, should they arise;
         o        the CombiMatrix group's ability to license technology;
         o        competing technological developments;
         o        the creation and formation of strategic partnerships;
         o the costs associated with leasing and improving our headquarters in Mukilteo, Washington;
         o the costs of commercialization activities, including acquisition of additional inventories and capital equipment; and
         o other factors that may not be within the CombiMatrix group's control.

OFF-BALANCE SHEET ARRANGEMENTS

         The CombiMatrix group has not entered into off-balance sheet financing arrangements, other than operating leases. The CombiMatrix group has no significant commitments for capital expenditures in 2004. Other than as set forth below, the CombiMatrix group has no committed lines of credit or other committed funding or long-term debt. The following table lists the CombiMatrix group's material known future cash commitments as of September 30, 2004:


                                                            PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                            -----------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                       REMAINING                                                   2008 AND
                                                2004           2005           2006           2007        THEREAFTER
                                            -----------    -----------    -----------    -----------    -----------
Operating leases(2) ...................     $      466     $    1,918     $    1,836     $    1,937     $    1,615
Minimum royalty payments (1) ..........             25            100            100            100          1,100
 irsiCaixa Foundation research,
   development, and licensing
   agreement(4) .......................             25            125            175            100             --
 Leuchemix equity purchases(3) ........            250          1,600          2,150             --             --
                                            -----------    -----------    -----------    -----------    -----------
Total contractual cash obligations.....     $      766     $    3,743     $    4,261     $    2,137     $    2,715
                                            ===========    ===========    ===========    ===========    ===========

----------
         (1) In accordance with the September 30, 2002 settlement agreement entered into between CombiMatrix Corporation, Dr. Don Montgomery and Nanogen, Inc., CombiMatrix Corporation is required to pay 12.5% of certain revenues, subject to minimum and maximum amounts not to exceed $1.5 million per year, beginning in the fourth quarter of 2003, for the remaining life of the CombiMatrix group's core patents.
         (2) Excludes any allocated rent expense in connection with Acacia Research Corporation's management allocation policies.
         (3)      The Leuchemix transaction was executed in October 2004.
         (4) Excludes any potential future payments contingent upon the completion of certain milestones in accordance with the agreement.

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

         At September 30, 2004, the CombiMatrix group had certain assets and liabilities denominated in Japanese Yen as a result of forming CombiMatrix K.K. However, due to the relative insignificance of those amounts, the CombiMatrix group does not believe that it has significant exposure to foreign currency exchange rate risks. The CombiMatrix group currently does not use derivative financial instruments to mitigate this exposure. The CombiMatrix group continues to review this and may begin hedging certain foreign exchange risks through the use of currency forwards or options in future periods.

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

GENERAL

         The Acacia Technologies group, a division of Acacia Research Corporation, is comprised primarily of Acacia Research Corporation's wholly owned media technology subsidiaries, Acacia Media Technologies, Soundview Technologies, Inc., or Soundview Technologies, and Acacia Internet Access Corporation, and also includes all other related corporate assets and liabilities and related transactions of Acacia Research Corporation that are attributed to its media technology businesses.

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

         The Acacia Technologies group also owns and has out-licensed to consumer electronics manufacturers, patented technology known as the V-chip. The V-chip technology was protected by U.S. Patent No. 4,554,584, which expired in July 2003. In August 2004, the U.S. Court of Appeals for the Federal Circuit affirmed the September 2002 U.S. District Court for the District of Connecticut ruling that television manufacturers named in the Acacia Technologies group's V-chip patent infringement lawsuit do not infringe the Acacia Technologies group's V-chip patent. See below and Part II Item 1. "Legal Proceedings" for details of the impact of the ruling.

         In July 2004, the Acacia Technologies group acquired U.S. Patent No. 6,226,677 from LodgeNet Entertainment Corporation. The patent covers technology and methods for redirecting users to a login page when accessing the Internet. The acquired patent has several potential licensing opportunities, including DSL registrations, wireless "hotspots" and hotel high-speed Internet access.

          The Acacia Technologies group is marketing its DMT(R) and Internet Access Redirection technologies and is looking to acquire other technologies. Acacia Technologies group's DMT(R) patent portfolio expires in 2011 in the U.S. and in 2012 in international markets. Acacia Technologies group's Internet Access Redirection Technology patent portfolio expires in 2018 in the U.S. If we do not succeed in acquiring additional technologies or are unable to successfully commercially license our existing and future technologies, our financial condition may be adversely impacted.

ACACIA TECHNOLOGIES GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

DIVISION NET LOSS (IN THOUSANDS)

                                                              FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                          ---------------------------------     ---------------------------------
                                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                               2004               2003               2004               2003
                                                          --------------     --------------     --------------     --------------
Division net loss ...................................     $      (1,842)     $      (1,296)     $      (3,984)     $      (4,368)

         The change in net loss was due primarily to an increase in DMT(R) technology license fee revenues recognized, partially offset by an increase in operating expenses during the three and nine months ended September 30, 2004, as compared to the same periods in 2003. The change also reflects the net impact of the adverse V-chip litigation ruling as described below.

REVENUES (IN THOUSANDS)

                                                              FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                          ---------------------------------     ---------------------------------
                                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                               2004               2003               2004               2003
                                                          --------------     --------------     --------------     --------------
License fees ........................................     $       2,240      $         186      $       3,505      $         211

         License fee revenues are comprised of DMT(R) technology license fees and previously deferred V-chip technology license fees recognized by the Acacia Technologies group. DMT(R) technology license fees increased primarily due to the significant growth in the number of DMT(R) technology license agreements executed since March 31, 2003. License fee revenues will fluctuate from period to period based on the increase in license agreements executed, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee payments from licensees, and other factors. Periodic license fee revenues may include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received.

         Revenues for the three months ended September 30, 2004 include $1.5 million in deferred V-chip license fees recognized as a result of the conclusion of V-chip related litigation as described at Part II Item 1. "Legal Proceedings."

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE (IN THOUSANDS)

                                                              FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                          ---------------------------------     ---------------------------------
                                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                               2004               2003               2004               2003
                                                          --------------     --------------     --------------     --------------
Marketing, general and administrative expenses ......     $       1,323      $         955      $       3,489      $       3,157
Legal expenses - patents ............................             1,174                598              2,352              1,435

          MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase was due primarily to the addition of licensing and business development personnel, an increase in corporate professional fees related to ongoing Sarbanes-Oxley compliance projects and an increase in general and administrative overhead costs in connection with ongoing operations.

          LEGAL EXPENSES - PATENTS. The increase includes $668,000 in deferred V-chip related legal fees recognized as a result of the conclusion of V-chip related litigation as described at Part II Item 1. "Legal Proceedings." The Acacia Technologies group's patent related legal expenses, excluding V-chip related legal fees, increased to $1.7 million during the nine months ended September 30, 2004, as compared to $1.4 million in the comparable 2003 period, due to an increase in costs incurred in connection with the Acacia Technologies group's ongoing DMT(R) patent commercialization and enforcement programs, including increased legal costs related to new patent claims and the identification of additional potential licensees of our DMT(R) technology and increased patent enforcement costs related to ongoing DMT(R) patent related litigation. We expect patent related legal expenses to continue to fluctuate based on actual outside patent counsel fees incurred in connection with the Acacia Technologies group's ongoing DMT(R) and other patent commercialization and enforcement programs.

IMPAIRMENT CHARGES (IN THOUSANDS)

                                                              FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                          ---------------------------------     ---------------------------------
                                                           SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                               2004               2003               2004               2003
                                                          --------------     --------------     --------------     --------------
Goodwill impairment charges .........................     $       1,616      $          --      $       1,616      $          --

Impairment charges ..................................                --                 --                 --               (207)

          In August 2004, as a result of the adverse ruling in the Soundview Technologies litigation described at Part II Item 1. "Legal Proceedings," the Acacia Technologies group recorded a non-cash impairment charge totaling $1,616,000 associated with the write-down of goodwill related to the V-chip. In the second quarter of 2003, we recorded a non-cash impairment charge of $207,000 for an other-than-temporary decline in the fair value of our cost method investment.

OTHER

          Results for the nine months ended September 30, 2004 include a $104,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com, related primarily to certain noncancellable lease obligations and the inability to sublease the related office space at rates commensurate with existing obligations or negotiate more favorable terms.

INFLATION

         Inflation has not had a significant impact on the Acacia Technologies group in the current or previous periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Acacia Technologies group's cash and cash equivalents and short-term investments totaled $30.4 million at September 30, 2004, compared to $33.2 million at December 31, 2003. Working capital at September 30, 2004 was $28.6 million, compared to $32.7 million at December 31, 2003.

         The net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2004 and 2003 was comprised of the following (in thousands):

                                                                  FOR THE NINE MONTHS ENDED
                                                              ---------------------------------
                                                               SEPTEMBER 30,      SEPTEMBER 30,
                                                                   2004               2003
                                                              --------------     --------------
Net cash provided by (used in) continuing operations:
    Operating activities ................................     $      (1,692)     $      (4,086)
    Investing activities ................................             3,984             (5,104)
    Financing activities ................................              (234)              (471)
Net cash used in discontinued operations ................              (834)              (706)
                                                              --------------     --------------
Increase (decrease) in cash and cash equivalents ........     $       1,224      $     (10,367)
                                                              ==============     ==============

         The change in net cash outflows from operations for the Acacia Technologies group was primarily due to an increase in DMT(R) license fee payments received from licensees which totaled $2.5 million during the nine months ended September 30, 2004, compared to $157,000, in the comparable 2003 period, which was partially offset by an increase in marketing, general and administrative and patent related legal expenses and the impact of the timing of vendor payments and related accruals.

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

         To date, the Acacia Technologies group has relied primarily upon selling of Acacia Research Corporation equity securities and payments from our V-chip licensees (primarily in 2001) and DMT(R) licensees (2003 to current) to generate the funds needed to finance the operations of the Acacia Technologies group. As discussed earlier, the V-chip patent expired in July 2003, and the Judge affirmed the ruling of non-infringement as discussed above. In 2003, the Acacia Technologies group began to commercially license its DMT(R) technology recognizing approximately $2.7 million in DMT(R) license fee revenues to date, and intends to acquire and develop additional intellectual property. In July 2004, the Acacia Technologies group acquired U.S. Patent No. 6,226,677 from LodgeNet Entertainment Corporation, which covers technology and methods for redirecting users to a login page when accessing the Internet, and launched its licensing and enforcement program for this patent in the third quarter of 2004. However, there can be no assurance that the Acacia Technologies group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the Acacia Technologies group and on Acacia Research Corporation's ability to achieve its intended business objectives. The Acacia Technologies group's success also depends on its ability to protect its intellectual property.

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

OFF-BALANCE SHEET ARRANGEMENTS

         The Acacia Technologies group has not entered into off-balance sheet financing arrangements, other than operating leases. The Acacia Technologies group has no significant commitments for capital expenditures in 2004. Other than as set forth below, the Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. The following table lists the Acacia Technologies group's material known future cash commitments as of September 30, 2004:

                                                            PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                            -----------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                       REMAINING                                                   2008 AND
                                                2004           2005           2006           2007        THEREAFTER
                                            -----------    -----------    -----------    -----------    -----------
Operating Leases(1).......................    $   53         $  379         $   390        $   49          $  --

                                            -----------    -----------    -----------    -----------    -----------
Total Contractual Cash Obligations........    $   53         $  379         $   390        $   49          $  --
                                            ===========    ===========    ===========    ===========    ===========

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

         We have sustained substantial losses since our inception resulting in an accumulated deficit, as of September 30, 2004, of $182.6 million on a consolidated basis. We may never become profitable or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative expenses. As a result, we expect to incur significant losses for the foreseeable future.

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

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

         As of September 30, 2004, we had cash and short-term investments of $57.0 million on our consolidated financial statements.

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

         Despite net operating income of $171,000 and net income of $844,000 for the nine months ended September 30, 2004, we have sustained substantial losses since our inception resulting in an accumulated deficit as of September 30, 2004, of $182.6 million on a consolidated basis. If we continue to incur operating losses in future periods, we may not have enough money to expand our business and our subsidiary companies' businesses in the future.

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

UNDER NEW REGULATIONS REQUIRED BY THE SARBANES-OXLEY ACT OF 2002, AN ADVERSE OPINION ON INTERNAL CONTROLS COULD BE ISSUED BY OUR AUDITORS, AND THIS COULD HAVE A NEGATIVE IMPACT ON OUR STOCK PRICE.

         If Acacia Research Corporation is unable to complete its assessment as to the adequacy of its internal control over financial reporting as of December 31, 2004 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, or if such assessment is completed and material weaknesses are identified and reported, investors could lose confidence in the reliability of Acacia Research Corporation's financial statements, which could result in a decrease in the value of Acacia Research Corporation's common stock. As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on Acacia Research Corporation's internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company's internal controls over financial reporting. In addition, the public accounting firm auditing a public company's financial statements must also attest to and report on management's assessment of the effectiveness of Acacia Research Corporation's internal controls over financial reporting as well as the operating effectiveness of Acacia Research Corporation's internal controls. While Acacia Research Corporation is expending significant resources in developing the necessary documentation and testing procedures required by
Section 404, there is a significant risk that Acacia Research Corporation will not comply with all of the requirements imposed by Section 404. If Acacia Research Corporation fails to have an effectively designed and operating system of internal control, it will be unable to comply with the requirements of SEC 404 in a timely manner. If Acacia Research Corporation does not effectively complete its assessment or if its internal controls are not designed or operating effectively, its external auditors may either disclaim an opinion as it relates to management's assessment of the effectiveness of its internal control or may issue a qualified opinion on the effectiveness of Acacia Research Corporation's internal controls. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of Acacia Research Corporation's financial statements, which could cause the market price of Acacia Research Corporation's common stock to decline and make it more difficult for Acacia Research Corporation to finance its operations.


                     RISKS RELATING TO THE COMBIMATRIX GROUP

         The risk factors beginning on this page discuss risks relating to the CombiMatrix group. Because each holder of AR-CombiMatrix stock is also a holder of the common stock of one company, Acacia Research Corporation, the risks associated with the Acacia Technologies group could affect our AR-CombiMatrix stock. As such, we urge you to read carefully the section "Risks Relating to the Acacia Technologies Group" below.

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

         The CombiMatrix group's success depends on its ability to protect and exploit its intellectual property. The CombiMatrix group currently has four patents issued in the United States, one patent issued in Europe and 59 patent applications pending in the United States, Europe and elsewhere. The patent application process before the United States Patent and Trademark Office and other similar agencies in other countries is initially confidential in nature. Patents that are filed outside the United States, however, are published approximately eighteen months after filing. The CombiMatrix group cannot determine in a timely manner whether patent applications covering technology that competes with its technology have been filed in the United States or other foreign countries or which, if any, will ultimately issue or be granted as enforceable patents. Some of the CombiMatrix group's patent applications may claim compositions, methods or uses that may also be claimed in patent applications filed by others. In some or all of these applications, a determination of priority of inventorship may need to be decided in a proceeding before the United States Patent and Trademark Office or a foreign regulatory body or a court. If the CombiMatrix group is unsuccessful in these proceedings, it could be blocked from further developing, commercializing or selling products. Regardless of the ultimate outcome, this process is time-consuming and expensive.

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

                 RISKS RELATING TO THE ACACIA TECHNOLOGIES GROUP

         The risk factors beginning on this page discuss risks relating to the Acacia Technologies group. Because each holder of Acacia Research-Acacia Technologies stock, or AR-Acacia Technologies stock, is a holder of the common stock of one company, Acacia Research Corporation, the risks associated with the CombiMatrix group could affect the AR-Acacia Technologies stock. As such, we also urge you to read carefully the section "Risks Relating to the CombiMatrix Group" above.

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

         The Acacia Technologies group, and Acacia Research Corporation as a whole, has generated substantially all of its revenues from licensing the V-chip technology to television manufacturers. The Acacia Technologies group's patent on the V-chip technology expired in July 2003. In August 2004, the U.S. Court of Appeals for the Federal Circuit affirmed the September 2002 U.S. District Court for the District of Connecticut ruling that television manufacturers named in the Acacia Technologies group's V-chip patent infringement lawsuit do not infringe the Acacia Technologies group's V-chip patent. The Acacia Technologies group is beginning to market its digital media transmission technology and its Internet Access Redirection technology and is developing other technologies and products. If the Acacia Technologies group does not succeed in developing such technologies or is unable to commercially license its existing and future technologies, its financial condition will be adversely impacted.

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

         The success of the Acacia Technologies group relies, to varying degrees, on its proprietary rights and their protection or exclusivity. Although reasonable efforts will be taken to protect the Acacia Technologies group's proprietary rights, the complexity of international trade secret, copyright, trademark and patent law, and common law, coupled with limited resources and the demands of quick delivery of products and services to market, create risk that these efforts will prove inadequate. Accordingly, if we are unsuccessful with litigation to protect our intellectual property rights, the future revenues of the Acacia Technologies group could be adversely affected.

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

         The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2004, all of our investments were in money market funds, high-grade corporate bonds, and U.S. government debt securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of September 30, 2004.


ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         (a) As of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) was evaluated by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer. We have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Report, to help ensure that information we are required to disclose in reports that we file with the SEC is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods prescribed by the SEC.

CHANGES IN INTERNAL CONTROLS

         (b) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2004) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SARBANES-OXLEY SECTION 404 COMPLIANCE

         Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will require Acacia Research Corporation to include an internal control report from management in its Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting,
(2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of Acacia Research Corporation's internal control over financial reporting, (3) management's assessment of the effectiveness of Acacia Research Corporation's internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that Acacia Research Corporation's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

         Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, Acacia Research Corporation has been conducting a process to document and evaluate its internal controls over financial reporting since 2003. In this regard, Acacia Research Corporation has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. Acacia Research Corporation believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

         During the second quarter of 2004, Acacia Research Corporation commenced testing of its internal controls. Acacia Research Corporation's documentation and testing to date have identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that Acacia Research Corporation is in the process of remediating. Given the risks inherent in the design and operation of internal controls over financial reporting, Acacia Research Corporation can provide no assurance as to its, or its independent auditor's conclusions at December 31, 2004 with respect to the effectiveness of its internal controls over financial reporting.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                           PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

SOUNDVIEW TECHNOLOGIES

         In September 2002, the United States District Court for the District of Connecticut granted a motion for summary judgment filed by the defendants in Soundview Technologies pending patent infringement and antitrust lawsuit against Sony Corporation of America, the Consumer Electronics Manufacturers Association and the Electronics Industries Alliance d/b/a Consumer Electronics Association in the United States District Court for the Eastern District of Virginia (filed on April 5, 2000), alleging that television sets utilizing certain content blocking technology (commonly known as the "V-chip") and sold in the United States infringe Soundview Technologies' U.S. Patent No. 4,554,584. In granting the motion, the court ruled that the defendants have not infringed on Soundview Technologies' patent.

         In September 2003, a motion for summary judgment filed by the remaining defendants was granted by the United States District Court for the District of Connecticut on Soundview Technologies' anti-trust claims due to the Court's previous ruling of non-infringement as described above.

         In August 2004, the U.S. Court of Appeals for the Federal Circuit affirmed the September 2002 U.S. District Court for the District of Connecticut ruling that the remaining television manufacturers named in the Acacia Technologies group's V-chip patent infringement lawsuit do not infringe the Acacia Technologies group's V-chip patent. As a result of the ruling, the Acacia Technologies group recorded an impairment charge of $1,616,000 associated with the write-off of goodwill related to the V-chip. In addition, as a result of the conclusion of the V-chip patent litigation, the Acacia Technologies group recognized $1,500,000 of V-chip related deferred license fee revenues and $668,000 of V-chip related deferred legal costs in the third quarter of 2004.

         The final ruling in the V-chip litigation as described above has no impact on the revenues that we have recognized to date from licensees of our patented V-chip technology.

ACACIA MEDIA TECHNOLOGIES CORPORATION

INTERNET WEBSITES

         In February 2003, Acacia Media Technologies initiated DMT(R) patent infringement litigation in the Federal District Court for the Central District of California (the "Court") against approximately 39 defendants who provide adult oriented digital content over the Internet. All of the defendants were previously notified of our belief that their conduct infringes on our patent rights. As of September 30, 2004, nine of the original 39 defendants remain in the initial litigation.

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

         On July 12, 2004, the United States District Court for the Central District of California issued a Markman Order giving the Court's construction of some of the disputed patent terms and phrases contained in two of the five U.S. DMT(R) patents.

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

CABLE AND SATELLITE TV

         In June 2004, Acacia Media Technologies filed a Complaint in the District Court for the Northern District of California alleging infringement of Acacia Media Technologies' DMT(R) patents against 9 cable and satellite companies. Companies named as defendants in the lawsuit include Comcast Corporation, Charter Communications, Inc., The DirectTV Group, Inc., Echostar Communications Corporation, Boulder Ridge Cable TV, Central Valley Cable TV, LLC, Seren Innovations, Inc., Cox Communications, Inc., and Hospitality Network, Inc. (a wholly owned subsidiary of Cox that supplies hotel on-demand TV services). In September 2004, Acacia Media Technologies added Mediacom LLC to this complaint. As of September 2004, Acacia Media Technologies has executed license and settlement agreements with Boulder Ridge Cable TV, Central Valley Cable TV, and Seren Innovations.

         In September 2004, Acacia Media Technologies filed complaints in the U.S. District Court for the District of Arizona, U.S. District Court for the District of Minnesota and the U.S. District Court for the Northern District of Ohio - Eastern Division, alleging infringement of Acacia Media Technologies' DMT(R) patents against certain cable and satellite companies located in Arizona, Minnesota, and Ohio. Companies named in the lawsuits include Armstrong Group, Arvig Communication Systems, Block Communications, Inc., Cable America Corporation, Cable One, Inc., Cable System Services, Inc., Cannon Valley Communications, Inc., East Cleveland Cable TV and Communications, LLC, Loretel Cablevision, Massillon Cable TV, Inc., Mid-Continent Media, Inc., Nelsonville TV Cable, Inc., NPG Cable, Inc., Precis Communications, Inc. San Carlos Cablevision, LLC, Savage Communications, Inc., Sjoberg's Cablevision, Inc., US Cable, and Wide Open West, LLC.


ITEM 6.  EXHIBITS

10.1 Series A Preferred Stock Purchase Agreement dated as of October 1, 2004, between Combimatrix Corporation and Leuchemix, Inc.

10.2 Right of First Refusal and Co-Sale Agreement dated as of October 1, 2004, between Leuchemix, Inc., Combimatrix Corporation and Shareholders of Leuchemix, Inc.

10.3 Voting Agreement dated as of October 1, 2004, between Leuchemix, Inc., Combimatrix Corporation and Shareholders of Leuchemix, Inc.

10.4 Investor Rights Agreement dated as of October 1, 2004, between Leuchemix, Inc., Combimatrix Corporation and Shareholders of Leuchemix, Inc.

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


                                         ACACIA RESEARCH CORPORATION


                                         By: /S/ Paul R. Ryan
                                             ----------------------------------
                                             Paul R. Ryan
                                             Chief Executive Officer
                                             (Authorized Signatory)


                                         By: /S/ Clayton J. Haynes
                                             ----------------------------------
                                             Clayton J. Haynes
                                             Chief Financial Officer /Treasurer
                                             (Principal Financial Officer)

Date: November 5, 2004

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                    EXHIBIT
------                    -------

10.1 Series A Preferred Stock Purchase Agreement dated as of October 1, 2004, between Combimatrix Corporation and Leuchemix, Inc.

10.2 Right of First Refusal and Co-Sale Agreement dated as of October 1, 2004, between Leuchemix, Inc., Combimatrix Corporation and Shareholders of Leuchemix, Inc.

10.3 Voting Agreement dated as of October 1, 2004, between Leuchemix, Inc., Combimatrix Corporation and Shareholders of Leuchemix, Inc.

10.4 Investor Rights Agreement dated as of October 1, 2004, between Leuchemix, Inc., Combimatrix Corporation and Shareholders of Leuchemix, Inc.

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