Form 10-K
period 2004-12-31
ACACIA RESEARCH CORP
filed 2005-03-15
CIK 934549

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR

|_| TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO _________.

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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |X| No [ ]

     Indicate by check mark that disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No [ ]

     The aggregate market value of the registrant's Acacia Research - Acacia Technologies common stock and Acacia Research - CombiMatrix common stock held by non-affiliates of the registrant, computed by reference to the last sales prices of such stocks reported on The Nasdaq Stock Market, as of June 30, 2004, was approximately $123,737,135 and $133,494,318, respectively. (All executive officers and directors of the registrant are considered affiliates.)

     As of March 9, 2005, 27,212,769 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of March 9, 2005, 31,200,496 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

================================================================================

                             FORM 10-K ANNUAL REPORT
                       FISCAL YEAR ENDED DECEMBER 31, 2004
                           ACACIA RESEARCH CORPORATION

ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

1.  Business..................................................................1
2.  Properties...............................................................22
3.  Legal Proceedings.........................................................23
4.  Submission of Matters to a Vote of Security Holders.......................23


                                     PART II

5.  Market for Registrant's Common Equity, Related Stockholder
    Matters and Issuer Purchases of Equity Securities.........................24
6.  Selected Financial Data...................................................26
7.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations.....................................................30
7A. Quantitative and Qualitative Disclosures About Market Risk................53
8.  Financial Statements and Supplementary Data...............................54
9.  Changes in and Disagreements With Accountants on Accounting and
    Financial Disclosure......................................................54
9A. Controls and Procedures...................................................54
9B. Other Information.........................................................54


                                    PART III

10. Directors and Executive Officers of the Registrant........................55
11. Executive Compensation....................................................55
12. Security Ownership of Certain Beneficial Owners and Management............55
13. Certain Relationships and Related Transactions............................55
14. Principal Accounting Fees and Services....................................55


                                     PART IV

15. Exhibits, Financial Statement Schedules...................................56

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

COMBIMATRIX GROUP

     Our life sciences business, referred to as the "CombiMatrix group," is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's wholly owned subsidiary, CombiMatrix K.K. The CombiMatrix group is seeking to become a broadly diversified biotechnology company, through the development of proprietary technologies and products in the areas of drug development, genetic analysis, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group are a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.

ACACIA TECHNOLOGIES GROUP

     Our intellectual property licensing business, referred to as the "Acacia Technologies group," develops, acquires, and licenses patented technologies. The Acacia Technologies group owns and out-licenses a portfolio of pioneering U.S. and foreign patents covering digital audio and video transmission and receiving systems, commonly known as audio-on-demand, video-on-demand, and audio/video streaming. The Acacia Technologies group's patented proprietary digital media transmission, or DMT(R), technology enables the digitization, encryption, storage, transmission, receipt and playback of digital content via several means including cable TV, which includes digital ad insertion and video on demand programming, satellite TV programming, the Internet, which includes distance learning and other Internet programming involving digital audio/video content, wireless delivery of video content, fiber-optic delivery of video content and hotel in-room digital delivery of programming.

     The Acacia Technologies group owned, and out-licensed to consumer electronics manufacturers, patented technology known as the V-chip. The V-chip technology was protected by U.S. Patent No. 4,554,584, which expired in July 2003. The Acacia Technologies group concluded its V-chip licensing program in August 2004 as discussed below.

     On January 28, 2005, Acacia Global Acquisition Corporation, a newly formed wholly owned subsidiary of Acacia Research Corporation, acquired the assets of Global Patent Holdings, LLC, or Global Patent Holdings, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies. The acquisition gives the Acacia Technologies group ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries, as set forth below.

     The acquisition expands and diversifies the Acacia Technologies group's revenue generating opportunities and accelerates the execution of the Acacia Technologies group's business strategy of acquiring, developing and licensing patented technologies.

     Refer to Note 16 in the accompanying Acacia Research Corporation consolidated financial statements for financial information related to our two segments.

RECAPITALIZATION AND MERGER TRANSACTIONS

     On December 11, 2002, our stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby we created two new classes of common stock called Acacia Research-CombiMatrix stock, or AR-CombiMatrix stock, and Acacia Research-Acacia Technologies stock, or AR-Acacia Technologies stock, and divided our existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation's CombiMatrix group. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation's Acacia Technologies group. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of our different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups. As a result, holders of Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to one group could be subject to the liabilities of the other group. Included in the CombiMatrix group and the Acacia Technologies group are certain wholly owned subsidiaries that are not material, quantitatively or qualitatively, either individually or in the aggregate, to either group, or to Acacia Research Corporation as a whole.

     On December 13, 2002, Acacia Research Corporation acquired the stockholder interests in CombiMatrix Corporation not already owned by us (52% of the total stockholder interests in CombiMatrix Corporation). The acquisition was accomplished through a merger in which stockholders of CombiMatrix Corporation other than Acacia Research Corporation received one share of the new AR-CombiMatrix stock in exchange for each share of CombiMatrix Corporation common stock that they owned immediately prior to the merger.

OTHER

     Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999. Our website address is www.acaciaresearch.com. We make our filings with the Securities and Exchange Commission, or SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file these reports. In addition, we post the following information on our website:

     o our corporate code of conduct, board of directors - code of conduct and fraud policy;

     o charters for our audit committee, nominating and corporate governance committee, disclosure committee and compensation committee;

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

BUSINESS GROUPS

                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)

BUSINESS

     The CombiMatrix group is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's wholly owned subsidiary, CombiMatrix K.K. The CombiMatrix group is seeking to become a broadly diversified biotechnology company, through the development of proprietary technologies and products in the areas of drug development, genetic analysis, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group are a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.

TECHNOLOGIES

     SEMICONDUCTOR BASED ARRAY

     The CombiMatrix group's semiconductor based array technology enables the rapid, parallel synthesis, immobilization and detection of molecules and materials at discrete electrodes on a semiconductor chip. These chips, also known as microelectrode arrays, are used in multiple applications in the areas described above. The CombiMatrix group's technology integrates semiconductor micro fabrication, proprietary software, chemistry and hardware into systems that it believes will enable it, its customers and its partners to design and fabricate arrays for biological, diagnostic, material sciences and nanotechnology applications, typically within a few days. The CombiMatrix group's system should enable researchers to conduct rapid, iterative experiments in each of these fields.

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

     Utilizing this array technology, the CombiMatrix group is engaged in four strategic business areas:

     o The development, manufacture and sale of research tools and services to life sciences researchers
     o The discovery of drugs based on the mechanism of ribonucleic acid inhibition, or RNAi, and other approaches
     o The development, manufacture and sale of biosensor systems and technology for national defense and homeland security
     o The development of tools for applications in nanotechnology and materials science.

     ELECTROCHEMICAL SYNTHESIS OF MOLECULES

     The CombiMatrix group is utilizing its expertise in electrochemistry to synthesize novel compounds, which can be screened in binding and cellular assays to determine their potential as new drugs. The types of molecules that can be synthesized electrochemically from precursors using various approaches, proprietary to the CombiMatrix group, include organic compounds, nucleic acids, peptides and others. These molecules can then be utilized in biochemical and cellular screens to determine if they have appropriate potency to be considered for downstream pre-clinical and clinical drug development.

     POTENTIAL DRUG COMPOUNDS

     Through its minority investment in Leuchemix, Inc., the CombiMatrix group has access to proprietary compounds that have been shown to be cytotoxic towards certain cancers in vitro and in vivo. Many of these compounds were discovered through combinatorial chemistry, natural product chemistry and certain cellular screening assays. Leuchemix, Inc. has access to state of the art laboratories and equipment, which includes flow cytometry, molecular biology and cell culture facilities. In addition, Leuchemix, Inc. has access to a bank of over 150 primary leukemia specimens and a panel of 15 leukemia and lymphoma cell lines as well as several xenogenic animal model systems.

MARKET OVERVIEW

     The markets for the CombiMatrix group's products include pharmaceutical and biotechnology markets (also referred to as life sciences), national defense and homeland security applications and the emerging markets for nanotechnology and new materials. In the future, if the CombiMatrix group is successful in developing approved drugs either internally or through its investments in companies such as Leuchemix, Inc., the CombiMatrix group's market opportunities will expand to include pharmacies, physicians, hospitals, patients and other consumers of therapeutics. At this time, the majority of the CombiMatrix group's efforts are focused on the life sciences and national defense markets.

     GENERAL OVERVIEW OF LIFE SCIENCES AND PHARMACEUTICAL INDUSTRIES

     The pharmaceutical and biotechnology industries are faced with increasing costs and risks of failure in the drug discovery, development and commercialization process. According to industry statistics, the time required to commercialize a new drug averages 15 years. Declining research and development productivity, rising costs of commercialization, increasing reimbursement influence and shorter exclusivity periods have driven up the cost to develop each successful compound to $1.7 billion according to recent industry data. Only one compound now reaches the market for every thirteen discovered and placed in preclinical trials, compared to one for every eight between 1995 and 2000. The pharmaceutical and biotechnology industries are working to reduce their costs and risks of failure by turning to new technologies to help identify deficiencies in drug candidates as early as possible in the process so that drug discovery and development become more efficient and cost-effective. Additionally, with vast amounts of genomic data becoming available for use in the development of therapeutics and diagnostic tests, they are searching for ways to expedite their analysis of available genomic data so that they can be the first to bring new therapeutics and diagnostic tests to market.

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

     The most common form of genetic variation occurs as a result of a difference in a single nucleotide in the DNA sequence, commonly referred to as a single nucleotide polymorphism, or SNP. The human genome is estimated to contain between three and six million SNPs. By screening for polymorphisms, researchers seek to correlate variability in the sequence of genes with a specific disease. SNPs are believed to be associated with a large number of human diseases, although most SNPs are believed to be benign and not to be associated with disease. Determining which SNPs may be related to a disease is a complex process requiring investigation of a vast number of SNPs. A SNP association study might require testing for 200,000 possible SNPs in 1,000 patients. Although only a few hundred of these SNPs might be clinically relevant, 200 million genotyping tests, or assays, might be required to complete a study. Using currently available technologies, this scale of SNP genotyping is both impractical and prohibitively expensive.

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

     Traditional technologies for analyzing genetic or protein variation and function generally perform experiments individually, or serially, and often require relatively large sample volumes, adding significantly to the cost of conducting experiments. Arrays were developed to overcome the limitations of traditional technologies and enable the parallel evaluation of large numbers of genes.

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

     While current array technologies have revolutionized drug discovery and development, the CombiMatrix group believes that it's advanced array technology provides characteristics, including flexibility, superior cost metrics, and performance which address certain needs of the life sciences market which are not addressed by conventional arrays.

THE COMBIMATRIX SOLUTION

     The CombiMatrix group believes that its system will have advantages over other existing technologies because it is being designed to be a cost-effective, fast, flexible, customizable alternative to existing analytical tools designed for similar purposes. Researchers using the CombiMatrix group's system should be able to design and order custom arrays, conduct their tests, analyze the results, and reorder additional arrays incorporating modified test parameters, all within a few days. The CombiMatrix group believes that its system will offer several important advantages over competing products. These advantages arise from a unique approach to fabricating the arrays utilizing a proprietary electrochemical synthesis method on an array of microelectrodes that have been fabricated on a silicon device.

GENETIC ANALYSIS PRODUCTS AND SERVICES

     The CombiMatrix group's technology represents a significant advance over existing array technologies and other platforms for combinatorial chemistry. The first application of the technology that the CombiMatrix group is pursuing is in the field of genomics, where it is developing an array for the analysis of DNA. The CombiMatrix group believes that this technology may be applied to the fields of genetic analysis and disease management.

     CUSTOMARRAY(TM)

     The CombiMatrix group's product for genetic studies is marketed under the trade name CustomArray(TM). CustomArray(TM) is a highly flexible custom oligonucleotide array that addresses researchers' specific requirements for high-performance arrays that can interrogate small sets of target genes or whole genomes at a low cost. CustomArrays currently come in two formats: the lower-density CustomArray(TM) 902, and the medium-density CustomArray(TM) 12K. The CustomArray(TM) 902 enables an analysis of roughly 1,000 genes, and the CustomArray(TM) 12K enables analysis of up to 12,000 genes.

     CustomArray(TM) is an advanced tool used to understand gene expression by measuring mRNA activity within a cell type or groups of cells, enabling researchers to understand disease, predisposition to disease, drug response and drug development. CustomArray(TM) can also be used as a SNP genotyping tool providing statistics on the effect of a SNP or groups of SNPs, giving rise to data that is important in diagnostic testing. Because of the product's flexibility, researchers have utilized and are evaluating the use of CustomArrays for other applications such as gene assembly, sequencing, protein translation and others.

     ON-LINE ORDER PROCESSING AND SOFTWARE TOOLS

     CustomArrays are designed and ordered through the CombiMatrix group's on-line ordering process. Customers are able to utilize a number of tools to design and order their arrays through an on-line interface via the World Wide Web. Some of the tools available to the customers are referred to as the CustomArray(TM) content software application suite of tools for designing and ordering arrays.

     The content software application provides a suite of sophisticated tools that customers can use to design a custom array specific to their experimental needs. This application allows the customer to submit a list of genes and/or genomic sequences to the CombiMatrix group's probe design system. This design process produces probe sequences optimal to the customer's requirements. Customers also have the flexibility to re-design their array at anytime.

     When the customer has finished designing their arrays using the CombiMatrix group's proprietary software tools, the arrays may be ordered using the e-commerce section of the CustomArray(TM) web site. Arrays are then manufactured using our proprietary oligonucleotide synthesis technology to the specific design requirements of the customer's order. The CombiMatrix group's proprietary DNA synthesis technology enables product turnaround time of typically just a few days. After production, each array is put through a rigorous quality control process. To our knowledge, the CombiMatrix group is the only array company that quality checks every single feature on each array produced prior to shipment.

     DESIGN-ON-DEMAND(TM)

     The CombiMatrix group has also launched a service known as Design-on-Demand(TM) for its arrays. Through this service, customers can work one-on-one with our staff of bioinformatic experts to assist them with designing their arrays to meet their specific project goals. Customers can also access our Design-on-Demand(TM) catalog of over 1,400 pre-designed genome arrays available for ordering.

HOMELAND SECURITY AND DEFENSE APPLICATIONS

     Through U.S. government funding, the CombiMatrix group's array technology is being developed to simultaneously detect toxins, viruses, and bacteria using either genomic analysis or antigen-antibody experiments, or assays. The ability to conduct over 12,000 individual assays simultaneously means that the CombiMatrix group's array can be configured to detect many biothreat agents of interest to the U.S. Department of Defense and Department of Homeland Security within hours and with a high degree of certainty that surpasses current technologies. The CombiMatrix group's goal is that these systems will eventually be portable and ultimately be completely automated.

     The CombiMatrix group's technology can simultaneously identify hundreds of different microbes (including viruses), determine their ability to cause disease, and discover their characteristics, such as antibiotic resistance. Working with academia, industry, and government laboratories, the CombiMatrix group is developing assays, arrays and bioinformatics for quickly identifying human, animal, and plant pathogens in a single-assay format. This format and single test eliminates the need for a different test for each disease or threat and eliminates the time lost in developing a new test for each new disease or threat. For disease-control agencies, it simplifies the process, reduces costs, and allows more rapid identification and reaction, all in an environment where increased time can equate to increased illness and loss of lives.

     This program is enabled by the characteristic of the CombiMatrix group's array technology, which allows the binding reactions to be measured through electrochemical means instead of optical methods. Though optical detection has been successful in many applications and our other products utilize these methods, we feel that electrochemical detection techniques have the potential to be far superior. By eliminating the need for light sources, optical components, their corresponding mechanical requirements as well as their power requirements, we feel that we will be able to build detection systems that will be less expensive, smaller, lighter and portable. In addition, certain technical characteristics of electrochemical detection on the arrays may enable higher sensitivity, better dynamic range and superior reproducibility in measurements.

     Though the initial focus of our Government-funded development program is a product for military and homeland security markets, the core technology being developed will be applicable to products in the life sciences and human healthcare markets as well.

DRUG DISCOVERY

     The CombiMatrix group has initiated both internally focused and externally focused programs to utilize its arrays to discover nucleic acid drugs, based on the recently discovered mechanism known as RNAi (Ribonucleic Acid interference). This field is often referred to as siRNA (small interfering Ribonucleic Acid) or gene silencing.

           The underlying principle in this field is that an appropriately designed, double-stranded sequence of RNA can effectively shut down the operation of a particular gene. If this inhibition cures a disease or alleviates its symptoms, these RNA molecules can potentially become effective therapeutics. The process of drug discovery utilizing the RNAi mechanism involves multiple steps, the first of which is the design and synthesis of potential RNAi sequences. The CombiMatrix group believes that its expertise in nucleic acid design and synthesis on its semiconductor-based arrays provides a significant advantage in discovery.

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

NANOTECHNOLOGY

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

     PARTNERING WITH MULTIPLE COMPANIES TO EXPAND MARKET OPPORTUNITY

     The CombiMatrix group plans to pursue multiple relationships to facilitate the expansion of its array technologies and to exploit large and diverse markets. The CombiMatrix group expects to enter into relationships and collaborations to gain access to complementary technologies, distribution channels, manufacturing infrastructure and information content. The CombiMatrix group intends to structure relationships that maximize its research and development efforts with the strong distribution and manufacturing capabilities of its customers and any entities with which the CombiMatrix group has joint development efforts.

     MAJOR STRATEGIC ALLIANCES

     The CombiMatrix group intends to rapidly commercialize its array technology for gene expression profiling through its own sales and marketing efforts. In addition, the CombiMatrix group has had agreements with several strategic partners, such as Roche Diagnostics GmbH, or Roche, to jointly develop its technology. For example, Roche contributed extensive expertise in the areas of instrument and reagent development, and offers a large and experienced worldwide sales and marketing team. The CombiMatrix group believes that the combination of its array technology with Roche's leadership position in the genetic analysis and diagnostic markets will enable it to capture a significant portion of the gene expression profiling and molecular diagnostic markets.

     The CombiMatrix group has been awarded several U.S. government grants and contracts to develop its electrochemical detection system for the detection of biological threat agents. Though these programs initially focused on product development for military and homeland security applications, the CombiMatrix group believes that the core technology being developed will be applicable to products in the life sciences and human healthcare markets as well.

     The CombiMatrix group has also entered into a design, fabrication and manufacturing relationship with Toppan Printing of Japan, or Toppan, and Furuno Electronic Co., or Furuno, for the development and manufacture of new designs of its electrochemical detection arrays and bench-top array synthesizers, respectively.

     In addition to these relationships, the CombiMatrix group has entered into additional relationships and plans on establishing other relationships for multiple applications of its technology.

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

     PROTECTING AND STRENGTHENING INTELLECTUAL PROPERTY

     Through the CombiMatrix Corporation's four patents issued in the United States and three corresponding patents granted in Europe, Australia and Taiwan, its 59 patent applications pending in the United States, Europe and elsewhere and its trade secrets, the CombiMatrix group believes it has suitable intellectual property protection for its proprietary technologies in those markets where it operates and where a market for its products and services exists. The CombiMatrix group plans to build its intellectual property portfolio through internal research efforts, collaborations with industry leaders, strategic licensing and possible acquisitions of complementary technologies. The CombiMatrix group also plans to pursue patent protection for downstream products created using its proprietary products.

REGULATORY MATTERS

     The CombiMatrix group sells array products to the pharmaceutical, biotechnology and academic communities for research applications as well as non-life sciences customers. In addition, its drug development efforts are early stage. Therefore, its initial products do not require approval from, or be regulated by, the FDA, as a manufacturer nor are they subject to the FDA's current good manufacturing practice, or cGMP, regulations. Additionally, the CombiMatrix group's initial products are not subject to certain reagent regulations promulgated by the FDA. However, the manufacture, marketing and sale of certain products and services for most clinical or diagnostic applications will be subject to extensive government regulation as medical devices in the United States by the FDA and in other countries by corresponding foreign regulatory authorities.

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

MARKETING AND DISTRIBUTION

     During 2004, the CombiMatrix group launched its CustomArray(TM) products and is currently selling these products directly and through distributors to customers in the United States, Australia, New Zealand and Japan. Where appropriate, the CombiMatrix group will continue to market and sell its products directly or through distribution arrangements and/or through other strategic alliances.

     In July 2001, CombiMatrix Corporation entered into non-exclusive worldwide license, supply, research and development agreements with Roche. These agreements were amended in September 2002, primarily to grant Roche manufacturing rights with respect to the products under development in return for additional cash consideration under the agreements. The revised agreements also made minor modifications to terms of the agreements involving matters such as milestones, payments and technical specifications, none of which were considered to be material. Such minor modifications are a standard part of the research and development process and in our experience are routinely made in development agreements.

In March 2004, the agreements were modified to indicate that CombiMatrix Corporation had completed all phases of its research and development commitments to Roche.

     Since the inception of our relationship with Roche, CombiMatrix Corporation has engaged in a continuous process of monitoring and reevaluating the terms of the agreements, and have amended the agreements in several respects to establish more meaningful goals, milestones and timelines. The agreements are non-exclusive with respect to CombiMatrix Corporation's core technology, meaning that CombiMatrix Corporation remains free to license its core technology to third parties for applications in the genomics, proteomics and other fields. The agreements contain exclusivity or co-exclusivity provisions only with respect to the specific products being co-developed for, and partially funded by, Roche pursuant to the agreements.

     Under the terms of the agreements, it is contemplated that Roche will co-develop, use, manufacture, market and distribute CombiMatrix Corporation's array and related technology for rapid production of customizable arrays. The agreements provide for minimum payments by Roche to CombiMatrix Corporation over the first three years after product launch, including milestone achievements, payments for products, royalties and future research and development projects. Nevertheless, because our agreements with Roche contain provisions that would allow Roche to terminate the agreements, the future payments by Roche to CombiMatrix Corporation might never be realized. Since July 2001, CombiMatrix Corporation has received approximately $26.6 million in cash payments from Roche from July 2001 through December 31, 2003. The CombiMatrix group has not received any additional payments from Roche since December 31, 2003.

MANUFACTURING AND CUSTOMIZATION

     The CombiMatrix group is developing automated, computer-directed manufacturing processes for the synthesis of sequences of DNA, RNA, peptides or small molecules on its arrays. Certain portions of its manufacturing, such as semiconductor fabrication and processing, will be outsourced to subcontractors, while the steps involving synthesis of biological materials and quality control of its products will be conducted by the CombiMatrix group.

     Substantially all of the components and raw materials used in the manufacture of the CombiMatrix group's products, including semiconductors and reagents, are currently provided from a limited number of sources or in some cases from a single source. Although the CombiMatrix group believes that alternative sources for those components and raw materials are available, any supply interruption in a sole-sourced component or raw material might result in up to a several-month production delay and materially harm the CombiMatrix group's ability to manufacture products until a new source of supply, if any, could be located and qualified. In addition, an uncorrected impurity or supplier's variation in a raw material, either unknown to the CombiMatrix group or incompatible with its manufacturing process, could have a material adverse effect on its ability to manufacture products. The CombiMatrix group may be unable to find a sufficient alternative supply channel in a reasonable time period, or on commercially reasonable terms, if at all. The CombiMatrix group utilizes non-standard semiconductor manufacturing processes to fabricate the electrode array that is a key aspect of the array structure. Although the CombiMatrix group has a supply agreement in place with the semiconductor wafer manufacturer to ensure availability of the raw materials, it does not guarantee a permanent supply. These non-standard processes are not widely available and it may be difficult or expensive to obtain sufficient quantities of semiconductor wafers if the current manufacturer changes or discontinues its manufacturing production capability.

PATENTS AND LICENSES

     CombiMatrix Corporation continues to build its intellectual property portfolio to protect its product in those markets where it operates and where a market for its products and services exists. In the United States, CombiMatrix Corporation has been issued four United States patents. Three of the United States patents (U.S. Patent No. 6,093,302 expiration date January 5, 2018; U.S. Patent No. 6,280,595 expiration date September 10, 2019 and U.S. Patent No. 6,444,111 expiration date October 13, 2019) protect CombiMatrix Corporation's core technology relating to methods for electrochemical synthesis of arrays. The fourth United States Patent (U.S. Patent No. 6,456,942 expiration date January 25, 2020) describes and claims a network infrastructure for custom array synthesis and analysis. Corresponding CombiMatrix Corporation core patents describing and claiming methods for electrochemical synthesis of arrays have been issued in Europe (entire EU), Australia and Taiwan and are pending in the remaining major industrialized markets. In total, CombiMatrix Corporation has 59 patent applications pending in the Unites States, Europe and elsewhere.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

     The CombiMatrix group's research and development expenses, excluding non-cash stock compensation charges and acquired in-process research and development charges, were $7.2 million (including Department of Defense related research and development expenses of $2.0 million), $8.1 million and $18.2 million during 2004, 2003 and 2002, respectively. Research and development related non-cash stock compensation charges were $91,000, $466,000 and $1.9 million during 2004, 2003 and 2002, respectively and acquired in-process research and development charges were $17.2 million in 2002. The CombiMatrix group intends to invest in its proprietary technologies through internal development and, to the extent available, licensing of third-party technologies to increase and improve other characteristics of its products. The CombiMatrix group also plans to continue to invest in improving the cost-effectiveness of its products through further automation and improved information technologies. The CombiMatrix group's future research and development efforts may involve research conducted by the CombiMatrix group, collaborations with other researchers and the acquisition of chemistries and other technologies developed by universities and other academic institutions.

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

     The CombiMatrix group has been awarded several grants from the federal government in connection with its biological array processor technology since it's inception. Most recently, in March of 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $5.9 million.

     The CombiMatrix group will continue to pursue grants and contracts that complement its research and development efforts.

RECENT ACTIVITIES

Significant milestones for the CombiMatrix group during 2004 include the following:

     GENETIC ANALYSIS PRODUCTS AND SERVICES

     o In March 2004, the CombiMatrix group launched the CustomArray(TM) DNA Microarray platform, its first commercially-available array product, to the worldwide research marketplace. This platform offers researchers the ability to order fully customizable arrays on demand in any quantity they choose. CustomArrays(TM) are produced on a standard slide format, a configuration that is most familiar to researchers. The commercial launch of CustomArray(TM) also provides the marketplace with full access to the CombiMatrix group's suite of software applications, including array design and submission, online ordering and extraction of experimental results.

     o In June 2004, the CombiMatrix group entered into a co-marketing relationship with Axon Instruments, Inc. and in July, the CombiMatrix group entered into a co-marketing agreement with Strand Genomics.

     o In July 2004, the CombiMatrix group launched the CustomArray(TM)12K DNA expression array, offering researchers the ability to order a fully customizable array with more than 12,000 sites. CustomArray(TM)12K and related products enable researchers to study any combination of genes from any genome on a single chip. Also in July 2004, the CombiMatrix group made available to researchers new CustomArrays(TM) for Human Drug Metabolism, Human Toxicology, and a Core 67 Cancer Array.

     o In August 2004, the CombiMatrix group entered into a multi-year collaborative strategic alliance with Furuno Electric Company, Ltd. ("Furuno") to design, engineer and build CombiMatrix Corporation's Bench-Top DNA Microarray Synthesizer for CustomArray(TM) formatted arrays. Under the terms of the agreement, Furuno paid CombiMatrix Corporation an upfront fee of $1,000,000 and will make additional development and milestone payments in the future, in accordance with the agreement.

     o In December 2004, the CombiMatrix group launched Design-on-Demand(TM) Arrays, which provides the marketplace with a comprehensive catalog of microarray expression products for microbial, eukaryotic, and viral genomes. These arrays offer scientists an affordable and flexible tool to conduct whole-genome expression studies on a wide range of organisms, including Influenza, HIV, Anthrax, and SARS coronavirus.

     HOMELAND SECURITY AND DEFENSE APPLICATIONS

     o In March 2004, the CombiMatrix group executed a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group's microarray technology for the detection of biological threat agents. Additionally, In July 2004, the CombiMatrix group announced that it will receive an additional $2.3 million from a Department of Defense appropriations bill passed by Congress.

     o In October 2004, the CombiMatrix group and Science Applications International Corporation (SAIC) announced a collaboration to develop arrays for the identification of multiple bio-threat organisms. The intent of the collaboration is to leverage each company's respective Department of Defense funding in order to expedite the development and testing of new identification and diagnostic assays and products against conventional bio-threat agents and emerging and genetically engineered pathogens.

     DRUG DISCOVERY

     o In January 2004, the CombiMatrix group made the first commercially available microarray designed for the H5N1 influenza A virus ("bird flu"). The World Health Organization appealed on January 27, 2004 for technical assistance and expert advice to help stop the threat to humans and agriculture posed by bird flu virus. The CombiMatrix group utilized its proprietary probe-design software and ability to rapidly synthesize novel DNA arrays to respond within two days.

     o During 2004, the CombiMatrix group entered into a number of collaborations in the field of drug discovery and development, including collaborations with: 1) Washington University in St. Louis to develop a system for the synthesis of libraries of diverse, non-nucleic acid molecules; 2) Professor Bonaventura Clotet, M.D., Ph.D., of the Retrovirology Laboratory irsiCaixa, to conduct the initial efficacy screening of pooled siRNA compounds against the hepatitis C virus; 3) Dr. Ulrich Melcher, Department of Biochemistry and Molecular Biology and Dr. Alexander C. Lai, Department of Microbiology and Molecular Genetics from Oklahoma State University to utilize CombiMatrix group's `Bird Flu' CustomArray(TM) devices to characterize Bird flu viruses at the genomic level; 4) St. Jude Children's Research Hospital to study the genetic variation in the H9 variant of Bird Flu; and 5) Case Western Reserve University for work in developing a novel diagnostic for Alzheimer's disease using the CustomArray(TM) platform.

     o In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. ("Leuchemix"), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000, to be paid quarterly over the next two years. In accordance with the terms of the purchase agreement, CombiMatrix Corporation's Chief Executive Officer was named a director of Leuchemix.

     NANOTECHNOLOGY

     o In January 2004, the CombiMatrix group entered into collaboration with Cyrano Sciences (which has been acquired by Smiths Detection) to develop nanotechnology-based chemical sensors to be used for the detection of biological agents in air and water.

     o In September 2004, the CombiMatrix group and Intel Corporation entered into an agreement to work together on the feasibility of various projects utilizing the CombiMatrix group's core technology. The terms and conditions of the agreement are confidential.

     o During 2004, the CombiMatrix group's strategic partner, Nanomaterials Discovery Corporation, was granted a U.S. patent entitled, "Electrode Array for Development and Testing of Materials." In August 2004, Nanomaterials Discovery Corporation received a $2.5 million Department of Defense appropriation for the development of fuel cell technology, which will utilize CombiMatrix group's NanoArray(TM) technology as a component of this development. In December 2004, Nanomaterials Discovery Corporation delivered its first prototype nanomaterials workstation to the CombiMatrix group.

     ADDITIONS TO THE COMBIMATRIX GROUP'S SCIENTIFIC ADVISORY BOARD

     o In February 2004, the CombiMatrix group named F. Mark Modzelewski to its Scientific Advisory Board. Mr. Modzelewski is currently a principal of Lux Capital, a New York based venture capital firm, and is also a member of the Nanotechnology Technical Advisory Group to President Bush's Council of Advisors on Science and Technology (PCAST). Mr. Modzelewski was recognized by Forbes magazine as one of nanotech's five "powerbrokers" and he has testified before the U.S. Senate on nanotechnology funding, investment, technology transfer and global competition.

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

EMPLOYEES

     As of December 31, 2004, the CombiMatrix group had 71 full-time employees, 14 of whom hold Ph.D. degrees and 40 of whom are engaged in full-time research and development activities. The CombiMatrix group is not a party to any collective bargaining agreement. The CombiMatrix group considers its employee relations to be good.

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

                            ACACIA TECHNOLOGIES GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)

BUSINESS

     The Acacia Technologies group, a division of Acacia Research Corporation, including companies recently acquired from Global Patent Holdings as described earlier, is currently comprised of certain of Acacia Research Corporation's wholly owned subsidiaries and limited liability companies including: Acacia Global Acquisition Corporation, Acacia Internet Access Corporation, Acacia Media Technologies Corporation, Acacia Patent Acquisition Corporation, Acacia Technologies Services Corporation, AV Technologies LLC, Broadcast Innovation LLC, Data Innovation LLC, Financial Services Innovation LLC, Information Technology Innovation LLC, InternetAd LLC, IP Innovation LLC, KY Data Systems LLC, New Medium LLC, TechSearch LLC, VData LLC, Soundview Technologies, Inc., and Spreadsheet Automation Corporation and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the Acacia Research Corporation's intellectual property licensing business.

     The Acacia Technologies group develops, acquires, licenses and enforces patented technologies. From time to time, companies comprising the Acacia Technologies group engage in litigation to enforce their patents. For a current listing of pending patent enforcement litigation, see "Patent Enforcement Litigation," below.

DIGITAL MEDIA TRANSMISSION TECHNOLOGY

     The Acacia Technologies group owns and out-licenses a portfolio of pioneering U.S. and foreign patents covering digital audio and video transmission and receiving systems, commonly known as audio-on-demand, video-on-demand, and audio/video streaming. The Acacia Technologies group's patented proprietary DMT technology enables the digitization, encryption, storage, transmission, receipt and playback of digital content via several means including cable TV, which includes digital ad insertion and video on demand programming, satellite TV programming, the Internet, which includes distance learning and other Internet programming involving digital audio/video content, wireless delivery of video content, fiber-optic delivery of video content and hotel in-room digital delivery of programming. The Acacia Technologies group's DMT technology is protected by five U.S. patents which expire in 2011and 31 foreign patents which expire in 2012.

MARKET OVERVIEW

     The Acacia Technologies group has launched an extensive DMT technology licensing program. Potential licensees include cable TV companies, satellite TV companies, hotel in-room entertainment companies, telecommunications companies, wireless companies and online music, movie, adult entertainment, e-learning, sports, news and information companies.

     The use of DMT technology continues to grow both in the United States and internationally. The transmission of digital content by cable TV companies continues to increase with the use of video-on-demand and digital ad insertion systems. Satellite TV companies are switching to hard drive based reception systems to offer their content with on-demand functionality. Hotel in-room entertainment companies are switching to electronic distribution systems and digital storage systems to reduce costs and increase profitability. Telecommunications companies have announced plans to deliver digital video via fiber-optic and wireless companies have begun to deliver digital video content with 3G delivery systems. Entertainment companies are making more digital content available via the Internet in order to distribute content directly to the consumer as opposed to using third party distributors and retail outlets.

MARKETING AND DISTRIBUTION

DMT Technology Licensing Program

     Acacia Technologies group is currently licensing its DMT technology and has entered into 294 DMT licensing agreements to date, including 107 cable TV licenses, 182 licenses for online entertainment, movies, news, sports, e-learning and corporate websites and licenses with 5 companies that provide over 90% of video-on-demand TV entertainment to the hotel industry in the United States. During 2004, we executed 170 DMT license agreements. Licensees include Bloomberg L.P., Capella Education Company, Callaway Golf Company, B&C Cablevision, Central Valley Cable TV, LLC, CinemaNow, Inc., Disney Enterprises, Inc., General Dynamics Interactive Corporation, Grupo Pegaso, Harley-Davidson, Inc., LodgeNet Entertainment Corporation, NXTV, Inc., On Command Corporation, Oral Roberts University, Revlon Consumer Products Corporation, Seren Innovations, Sonoco Products Company, The Travelers Indemnity Company, T. Rowe Price Associates, Inc., 24/7 University, Inc., Wachovia Corporation, Wendy's International, Inc., World Wrestling Entertainment, Inc. and Xerox Corporation.

     In the first, second, third and fourth quarters of 2004, the Acacia Technologies group recorded DMT license fee revenues of $599,000, $666,000, $740,000 and $779,000, respectively, compared to DMT license fee revenues of $6,000, $19,000, $186,000 and $481,000, respectively, in the comparable 2003 periods.

RECENT ACQUISITION

     On January 28, 2005, Acacia Global Acquisition Corporation acquired the assets of Global Patent Holdings, LLC, which owned 11 patent licensing companies. The acquisition gives the Acacia Technologies group ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries, including:

     o    AUDIO/VIDEO ENHANCEMENT AND SYNCHRONIZATION
          -------------------------------------------

          These patented technologies generally relate to the use of a noise reduction filtering system for digital video compression, and for video and audio signals received by digital radios and video displays. Other aspects of the technologies generally relate to the synchronization of audio/video signals. These technologies can be used by broadcasters, broadcast equipment manufacturers, other electronics manufacturers, and low frame rate video production, such as that used on the Internet.

     o    BROADCAST DATA RETRIEVAL
          ------------------------

          This patented technology generally relates to a system for broadcasting and receiving programming content together with supplemental data such as the title of a song, artist, content description or a catalog number, which can be stored and recalled for later viewing. This technology can be used in satellite radio, and other broadcasting where data is transmitted along with the content.

     o    COMPUTER MEMORY CACHE COHERENCY
          -------------------------------

          This patented technology generally relates to interface circuits used by intelligent peripheral devices with cache memory to communicate with the main computer memory. By synchronizing main computer memory and main cache memory, peripheral devices such as graphics processors can operate at much higher speeds, without costs associated with their own memory. This technology can be used in desktop, notebook, and server computer systems.

     o    CREDIT CARD FRAUD PROTECTION
          ----------------------------

          This patented technology generally relates to a computerized system for protecting retailers and consumers engaged in credit card, check card, and debit transactions. The system includes an electronic card reader, and the generation and use of a transaction number, which specifically identifies each transaction processed within the system. As a result, the retailer does not necessarily have to print detailed information concerning the cardholder's identity or account number on the customer's receipt.

     o    DATA ENCRYPTION AND PRODUCT ACTIVATION
          --------------------------------------

          These patented technologies generally relate to accessing clear data, and encrypted data via an identification label. Once decrypted, the clear and decrypted data are combined to activate software programs, and other files. Other aspects of the technologies generally relate to the use of an operating system to transparently create an encrypted file storage subsystem to fully secure user files from access by anyone other than the user.

     o    DATABASE MANAGEMENT
          -------------------

          This patented technology generally relates to the improved combination, display, and coordination of certain information from data tables in a relational database software program. The user is able to easily track the impact of a change to one table, on other tables in the program through various tools including a graphical representation.

     o    DIGITAL VIDEO PRODUCTION
          ------------------------

          These patented technologies generally relate to features that can be found in production video processing equipment. They cover improved methods of equipment interconnection, aspects of graphical user interface displays, and automation of video processing. These features allow ease of equipment interconnection, clearer information display, and automation of video production tasks previously performed manually. Other aspects of the technologies generally relate to automatic color correction, commonly used when transferring film to video, and certain 3D effects, commonly used in video scene transitions.

     o    DYNAMIC MANUFACTURING MODELING
          ------------------------------

          This patented technology generally relates to a modeling and control process used to decrease costs and increase production for factory operations. Such simulation modeling can include a variety of parameters such as products, fabrication sequences, collections of job sets, scheduling rules, and machine reliability standards. This technology can be used for exacting manufacturing processes such as semiconductor fabrication.

     o    ENHANCED INTERNET NAVIGATION
          ----------------------------

          These patented technologies generally relate to enhanced Internet navigation by retrieving a page from a hyper-linked website for retrieval offline on a personal computer. This enables certain website content to be saved, retrieved, and accessed locally, without the need for Internet connectivity. Other aspects of the technologies generally relate to information distribution and processing via the use of a linking reference to access sets of data. These technologies can be used in email transmissions with links to websites, special offers, and other information.

     o    IMAGE RESOLUTION ENHANCEMENT
          ----------------------------

          This patented technology generally relates to the modification of a video or printed display to improve the perceived image quality beyond the basic pixel resolution of the display. The apparent improvement in the resolution of an image occurs without requiring an increase in the resolution of the signal or input. This technology can be used in certain CRT, plasma and LCD televisions and displays, low resolution cameras such as camera phones, and consumer and commercial printers.

     o    INTERACTIVE DATA SHARING
          ------------------------

          This patented technology generally relates to the real time sharing of changes to content, enabling users to interactively view, change and add to the content from multiple remote terminals. This technology can be used in certain types of conferencing such as web conferencing, interactive gaming, and other forms of collaborative interactive communication.

     o    INTERACTIVE TELEVISION
          ----------------------

          These patented technologies generally relate to various aspects of interactive television including receivers such as set-top boxes and certain televisions used in digital satellite TV and digital cable TV systems that permit television viewers to access interactive television features supplied by their satellite TV and cable TV providers as part of their digital programming packages. Data, which is associated with the interactive television features and is broadcast along with the video signal, is extracted and processed by components within the receivers, and is then made available to viewers who choose to access the interactive television features through their remote control. Examples of such data include sports scores, weather information, stock updates, interactive games, and movie listings. Other aspects of the technologies generally relate to the scrambling or encrypting of broadcast signals whereby the unscrambling or decryption is accomplished through a removable card, commonly known as a "smart card."

     o    INTERSTITIAL INTERNET ADVERTISING
          ---------------------------------

          This patented technology generally relates to the display of certain advertising, informational, and branding messages that appear between or outside web pages when the user is conducting a search, by storing the message prior to being displayed. This technology is most commonly used by travel based and other reservation based websites.

     o    MICROPROCESSOR ENHANCEMENT
          --------------------------

          This patented technology generally relates to an architecture employed in advanced pipeline microprocessors. This architecture allows for conditional execution of microprocessor instructions, and a later determination of whether the instructions executed should be written back to memory. By conditionally executing instructions in this architecture, significant improvements in microprocessor speed can be achieved. Certain pipelined processor manufacturers are adopting this method of processing to improve processor speed.

     o    MULTI-DIMENSIONAL BAR CODES
          ---------------------------

          This patented technology generally relates to encoding and reading a data matrix consisting of an array of data cells with a border. The data matrix can contain a variety, amount, and depth of information that would not fit on to an ordinary bar code. This patented technology can have many applications in the manufacturing, distribution, operations, accounting, and security industries such as tracking the movement of products, collection of data, improved production capabilities and anti-counterfeiting.

     o    NETWORK DATA BACK-UP
          --------------------

          This patented technology generally relates to a computer network system for backing up data and program files listed by users from networked work stations. User lists are stored locally, resulting in increased speed and security. This technology can be used by network software.

     o    RESOURCE SCHEDULING
          -------------------

          This patented technology generally relates to the creation and maintenance of a schedule through the periodic management and monitoring of interrelated and interdependent resources from a database. These resource management tools can be part of scheduling software used to plan and monitor the use of facilities, the allocation of manpower, and the use and scheduling of other resources.

     o    ROTATIONAL VIDEO IMAGING
          ------------------------

          This patented technology generally relates to a rotational video imaging device for viewing the interior of a cavity or structure. This technology can be used for medical devices such as endoscopes, and non-medical devices capable of noninvasive surveillance and analysis.

     o    SPREADSHEET AUTOMATION
          ----------------------

          This patented technology generally relates to automating the production of worksheet files for use by electronic spreadsheet programs. Specifically, the patented technology permits the efficient retrieval of data from external databases by allowing the user to select specific data from a database and import the specified data into a spreadsheet program through uniquely streamlined spreadsheet commands. The adaptive quality of the technology permits, among other things, the user to retrieve updated information from an external database without creating formatting issues in the user's spreadsheet program.

     The acquisition expands and diversifies the Acacia Technologies group's revenue generating opportunities and accelerates the execution of the Acacia Technologies group's business strategy of acquiring, developing and licensing patented technologies.

V-CHIP TECHNOLOGY

     The Acacia Technologies group also owned and out-licensed to consumer electronics manufacturers, patented technology known as the V-chip. The V-chip technology was protected by U.S. Patent No. 4,554,584, which expired in July 2003. The V-chip was adopted by manufacturers of televisions sold in the U.S. to provide blocking of certain programming based upon its content rating code, in compliance with the Telecommunications Act of 1996.

V-CHIP LICENSING PROGRAM

     The V-chip patent expired in July 2003. The Acacia Technologies group has licensed 13 major television manufacturers, representing approximately 75% of the televisions sold in the United States, including Samsung Electronics, Hitachi America, Ltd., LG Electronics, Inc., Funai Electric Co., Ltd., Daewoo Electronics Corporation of America, Sanyo Manufacturing Corporation, Thomson Multimedia, Inc., JVC Americas Corporation, Matsushita Electric Industrial Co., Ltd., Orion Electric Co. Ltd., Pioneer Electronics (USA) Incorporated, Philips Electronics North America Corporation and Loewe Opta Gmbh. To date, the Acacia Technologies group has recognized $25.7 million in V-chip license fees, including $1.5 million in previously deferred V-chip license fees in 2004. We concluded the V-chip licensing program in August 2004 and do not expect to receive any additional V-chip related revenues in future periods.

PATENT ENFORCEMENT LITIGATION

     From time to time, companies comprising the Acacia Technologies group engage in litigation to enforce their patents. A summary of patent enforcement related litigation initiated by Acacia Technologies group companies is provided below.

SOUNDVIEW TECHNOLOGIES

     Litigation for patent infringement and anti-trust violations was pending in the U.S. Court of Appeals for the Federal Circuit against Sony Corporation of America, Mitsubishi Digital Electronics America, Inc., Sharp Electronics Corporation and Toshiba America Consumer Products, Inc.

     In August 2004, the U.S. Court of Appeals for the Federal Circuit affirmed the September 2002 U.S. District Court for the District of Connecticut ruling that the remaining television manufacturers named in the Acacia Technologies group's V-chip patent infringement lawsuit do not infringe the Acacia Technologies group's V-chip patent. Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," for details of the financial statement impact of the final ruling. The remaining non-Soundview parties have a motion pending before the United States District Court for the District of Connecticut seeking reimbursement of certain attorney's fees. Management believes that the ultimate liability with respect to this claim, if any, will not have a material effect on our financial position, results of operations or cash flows.

ACACIA MEDIA TECHNOLOGIES CORPORATION

CABLE AND SATELLITE TV

     In 2004, Acacia Media Technologies filed a Complaint in the District Court for the Northern District of California alleging infringement of Acacia Media Technologies' DMT patents against Comcast Corporation, Charter Communications, Inc., The DirectTV Group, Inc., Echostar Communications Corporation, Boulder Ridge Cable TV, Central Valley Cable TV, LLC, Seren Innovations, Inc., Cox Communications, Inc., Hospitality Network, Inc. (a wholly owned subsidiary of Cox that supplies hotel on-demand TV services) and Mediacom, LLC. As of December 31, 2004, Acacia Media Technologies has executed license and settlement agreements with Boulder Ridge Cable TV, Central Valley Cable TV, and Seren Innovations.

     In September 2004, Acacia Media Technologies filed complaints in the U.S. District Court for the District of Arizona, U.S. District Court for the District of Minnesota and the U.S. District Court for the Northern District of Ohio - Eastern Division, alleging infringement of Acacia Media Technologies' DMT patents against certain cable and satellite companies located in Arizona, Minnesota, and Ohio. Companies named in the lawsuits include Armstrong Group, Arvig Communication Systems, Block Communications, Inc., Cable America Corporation, Cable One, Inc., Cable System Services, Inc., Cannon Valley Communications, Inc., East Cleveland Cable TV and Communications, LLC, Loretel Cablevision, Massillon Cable TV, Inc., Mid-Continent Media, Inc., Nelsonville TV Cable, Inc., NPG Cable, Inc., Precis Communications, Inc. San Carlos Cablevision, LLC, Savage Communications, Inc., Sjoberg's Cablevision, Inc., US Cable, and Wide Open West, LLC. As of December 31, 2004, Acacia Media Technologies has executed license agreements with Precis Communications and Cable System Services and dismissed the action against San Carlos Cablevision and Nelsonville TV Cable.

INTERNET WEBSITES

     In 2003, Acacia Media Technologies initiated DMT patent infringement litigation in the Federal District Court for the Central District of California (the "Court") against defendants who provide adult oriented digital content over the Internet. As of December 31, 2004, New Destiny Internet Group, Inc., Audio Communications Inc., VS Media, Ademia Multimedia, LLC, International Web Innovations, Inc., Offendale Commercial BV, Ltd., Adult Entertainment Broadcast Network, Cybertrend, Inc., Lightspeed Media Corp., Adult Revenue Services, Innovative Ideas International, AskCS.com, Game Link, Inc., Club Jenna, Inc., Cybernet Ventures, Inc., ACMP, LLC, Global AVS, Inc. d/b/a DrewNet, ICS, Inc. / AP Net Marketing, Inc., and National A-1 Advertising, remained in the litigation.

HOTEL ON-DEMAND TV INDUSTRY

     In November 2003, Acacia Media Technologies initiated a patent infringement lawsuit in the Federal District Court for the Central District of California against On Command Corporation, provider of interactive in-room entertainment, information and business services to the lodging industry, regarding Acacia Media Technologies' DMT technology. In June 2004, Acacia Media Technologies entered into a license agreement for its DMT technology with On Command Corporation settling all outstanding litigation between the parties.

PATENT ENFORCEMENT LITIGATION - RELATED TO ACQUIRED COMPANIES

     Certain companies acquired as a result of the January 2005 acquisition of the assets of Global Patent Holdings, as described above, have initiated patent enforcement related litigation as follows:

   IP INNOVATION, LLC

     o IP Innovation, LLC et. al. v. Lexmark International, Inc., United States District Court for the Northern District Of Illinois

     o IP Innovation, LLC. v. Dell Computer, United States District Court for the Northern District of Illinois

     o IP Innovation, LLC v. WebCT., Digital Think, Inc., eCollege.com, Docent Inc., United States District Court for the Southern District of Texas, on appeal to the U.S. Court of Appeals for the Federal Circuit

   IP INNOVATION, LLC AND NEW MEDIUM, LLC

     o IP Innovation, LLC and New Medium, LLC et. al. v. Sony Electronics, Inc., United States District Court for the Northern District of Illinois

     o IP Innovation, LLC and New Medium, LLC et. al. v. Matsushita Electric Corporation of America, et. al., United States District Court for the Northern District of Illinois

   VDATA LLC

     o VCode Holdings, Inc. et. al. v. Adidas America, AMD, Stamps.com, Hitachi Global Storage Technologies Thailand, Ltd, et. al., United States District Court for the District of Minnesota

   INFORMATION TECHNOLOGY INNOVATION, LLC

     o Information Technology Innovation, LLC et. al. v. Motorola, Inc., United Sates District Court for the Northern District of Illinois

   BROADCAST INNOVATION, LLC

     o Broadcast Innovation, LLC et. al. v. Echostar Communications Corporation et. al., United States District Court for the District of Colorado

     o Broadcast Innovation, LLC et. al. v. Charter Communications Inc. et. al., United States District Court for the District of Colorado, on appeal to the U.S. Court of Appeals for the Federal Circuit

   FINANCIAL SYSTEMS INNOVATION, LLC

     o Ware et. al. v. H.E. Butt Grocery Company, Williams-Sonoma, Inc., Linens 'N Things, Inc., Petco Animal Supplies, Inc., Costco Wholesale Corporation,, The Bombay Company , United Sates District court for the Northern District of Texas

     o Ware et. al. v. The Kroger Co. United States District court for the Northern District of Georgia

     o Financial Systems Innovation, LLC v. Via Technologies, Inc. et. al., CD, California

   AV TECHNOLOGIES, LLC

     o    Technology Licensing Corporation et. al. v. Thomson, Inc., E.D.
          California

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

     In July 2004, the Acacia Technologies group acquired U.S. Patent No. 6,226,677 from LodgeNet Entertainment Corporation. The patent covers technology and methods for redirecting users to a login page when accessing the Internet and expires in 2019.

     As a result of the January 28, 2005 acquisition of the assets of Global Patent Holdings, LLC, discussed above, the Acacia Technologies group acquired ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries.

REGULATORY MATTERS

     We believe the Acacia Technologies group's DMT technology is utilized by cable TV, satellite TV and telecommunications systems. The cable TV, satellite TV and telecommunications industries are subject to federal regulation, including FCC licensing and other requirements. These industries are also often subject to extensive regulation by local and state authorities. While most cable TV, satellite TV and telecommunication industry regulations do not apply directly to the Acacia Technologies group, they affect programming distributors, one of the large potential customers for the technologies covered by the Acacia Technologies group patent portfolio. The Acacia Technologies group monitors pending legislation and administrative proceedings to ascertain relevance, analyze impact and develop strategies regarding regulatory trends and developments within these industries.

     Federal law requires cable TV operators to reserve up to one-third of a system's channel capacity for local commercial television stations that have elected must-carry status. In addition, a cable TV system is generally required to carry local non-commercial television stations. The FCC has also implemented comparable rules for satellite TV carriers requiring that if a satellite TV system carries one local broadcast station in a local market pursuant to a royalty-free license granted under the Satellite Home Viewer Improvement Act of 1999, then it must carry all local broadcast stations in that market. To meet these requirements, some cable TV and satellite TV systems must decide which programming services to keep and which to remove in order to make space available for local television stations. These must-carry requirements may impact the Acacia Technologies group's information-on-demand and streaming media business by causing cable TV and satellite TV systems operators to reduce the number of channels on their systems that would have used technologies covered by Acacia Technologies group's patent portfolio.

COMPETITION

     The Acacia Technologies group expects to encounter competition in the area of business opportunities from other entities having similar business objectives. Many of these potential competitors may possess financial, technical, human and other resources greater than those of the Acacia Technologies group. The Acacia Technologies group anticipates that it will face increased competition in the future as new companies enter the market.

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

EMPLOYEES

     As of December 31, 2004, the Acacia Technologies group had 21 full-time employees. None of the companies included in the Acacia Technologies group is a party to any collective bargaining agreement. The Acacia Technologies group considers its employee relations to be good.


ITEM 2. PROPERTIES

     Acacia Research Corporation leases approximately 9,147 square feet of office space in Newport Beach, California, under a lease agreement that expires in February 2007. Subsequent to December 31, 2004, Acacia Research Corporation executed an amendment to the Newport Beach, California location lease agreement to rent an additional 2,993 square feet of office space. Our wholly owned subsidiary, CombiMatrix Corporation, leases office and laboratory space totaling approximately 90,111 square feet located north of Seattle, Washington, under a lease agreement that expires in December 2008. Presently, we are not seeking any additional facilities.

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

     From time to time, companies comprising the Acacia Technologies group engage in litigation to enforce their patents. A summary of patent enforcement related litigation is provided at Item 1. "Business," under the caption "Patent Enforcement Litigation."


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHAES OF EQUITY SECURITIES

RECENT MARKET PRICES

     Acacia Research Corporation's two classes of common stock, Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock, commenced trading on the Nasdaq Stock Market on December 16, 2002. The two classes of common stock were created as a result of Acacia Research Corporation's recapitalization that was approved by Acacia Research Corporation's stockholders on December 11, 2002. The two classes of stock replaced Acacia Research Corporation's common stock formerly traded on the Nasdaq stock market under the symbol ACRI. Acacia Research-Acacia Technologies common stock and Acacia Research-CombiMatrix common stock are listed on the Nasdaq National Market System under the symbols "ACTG" and "CBMX," respectively. Acacia Research-CombiMatrix stock is intended to reflect the performance of Acacia Research Corporation's CombiMatrix group, and Acacia Research-Acacia Technologies stock is intended to reflect the performance of Acacia Research Corporation's Acacia Technologies group.

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

                                                                2004                                    2003
                                                -------------------------------------   -------------------------------------
                                                Fourth     Third    Second     First    Fourth     Third    Second     First
                                                Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter   Quarter
                                                -------   -------   -------   -------   -------   -------   -------   -------
Acacia Research-Acacia Technologies stock:
High ........................................     $5.60     $7.14     $7.25     $7.50     $8.58     $6.73     $1.75     $2.40
Low .........................................     $3.91     $2.77     $4.84     $5.15     $4.71     $1.25     $0.99     $0.96

Acacia Research-CombiMatrix stock:
High ........................................     $4.39     $4.85     $6.99     $9.30     $5.05     $5.07     $2.83     $3.65
Low .........................................     $2.71     $2.52     $3.10     $3.16     $2.90     $2.25     $1.71     $1.50

     On March 9, 2005, there were approximately 171 owners of record of Acacia Research-Acacia Technologies stock and 162 owners of record of Acacia Research-CombiMatrix stock. The majority of the outstanding shares of Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

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

USE OF PROCEEDS

     In April 2004, Acacia Research Corporation raised net proceeds of approximately $13,715,000 through the sale of three million shares of Acacia Research - CombiMatrix common stock in a registered direct offering. The net proceeds from this offering were attributed to the CombiMatrix group. The net proceeds are being utilized to provide working capital for the CombiMatrix group's business.

     All of the shares of Acacia Research-CombiMatrix common stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information as of December 31, 2004 with respect to our common shares issuable under our equity compensation plans:

                                                                                                           (C) NUMBER OF SECURITIES
                                                                   (A) NUMBER OF                            REMAINING AVAILABLE FOR
                                                                 SECURITIES TO BE        (B) WEIGHTED        FUTURE ISSUANCE UNDER
                                                               ISSUED UPON EXERCISE    AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                                                  OF OUTSTANDING     PRICE OF OUTSTANDING    (EXCLUDING SECURITIES
PLAN CATEGORY                                                         OPTIONS               OPTIONS        REFLECTED IN COLUMN (A))
-------------------------------------------------------------  --------------------  --------------------  -------------------------
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS

2002 CombiMatrix  Stock Incentive Plan(1)                             6,232,000               $7.44               2,166,000

2002 Acacia Technologies Stock Incentive Plan(2)                      5,726,000               $7.81                 228,000

        Subtotal(3)                                                      N/A                   N/A                    N/A

EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS(4)
-------------------------------------------------------------  --------------------  --------------------  -------------------------
          TOTAL(3)                                                       N/A                   N/A                    N/A

----------
(1) Our 2002 CombiMatrix Stock Incentive Plan, as amended, or the CombiMatrix Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. The CombiMatrix Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards. The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. The share reserve under the CombiMatrix Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our Acacia Research-CombiMatrix stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 600,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares. See Note 12 to our consolidated financial statements.

(2) Our 2002 Acacia Technologies Stock Incentive Plan, as amended, or the Acacia Technologies Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. The Acacia Technologies Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards. The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. The share reserve under the Acacia Technologies Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our Acacia Research-Acacia Technologies stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 500,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares. See Note 12 to our consolidated financial statements.

(3) Subtotal and total information is not provided because the CombiMatrix Plan and the Acacia Technologies Plan relate to two different classes of our common stock.

(4) We have not authorized the issuance of equity securities under any plan not approved by security holders.

ITEM 6. SELECTED FINANCIAL DATA

     The consolidating selected balance sheet data as of December 31, 2004 and 2003 and the consolidating selected statement of operations data for the years ended December 31, 2004, 2003 and 2002 set forth below have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The consolidating selected balance sheet data as of December 31, 2002, 2001 and 2000 and the consolidating selected statement of operations data for the years ended December 31, 2001 and 2000 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the SEC.

     Acacia Research Corporation derived the Acacia Technologies group and CombiMatrix group balance sheet data and statement of operations data from the separate audited financial statements of the Acacia Technologies group and the CombiMatrix group for the years ended December 31, 2004, 2003 and 2002 included elsewhere herein, and the table should be read in conjunction with those financial statements and related notes.

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

                                            CONSOLIDATING STATEMENT OF OPERATIONS DATA(4)
                                           (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------------------
                                                            2004            2003            2002            2001           2000
                                                        ------------    ------------    ------------    ------------   ------------
REVENUES:
   Acacia Technologies group ........................   $      4,284    $        692    $         43    $     24,180   $         40
   CombiMatrix group ................................         19,641             456             839             456             17
                                                        ------------    ------------    ------------    ------------   ------------
   ACACIA RESEARCH CORPORATION ......................   $     23,925    $      1,148    $        882    $     24,636   $         57
                                                        ============    ============    ============    ============   ============
OPERATING (LOSS) INCOME
   Acacia Technologies group ........................   $     (6,055)   $     (6,013)   $     (9,865)   $      5,858   $    (12,606)
   CombiMatrix group ................................            261         (19,349)        (70,460)        (49,056)       (24,557)
                                                        ------------    ------------    ------------    ------------   ------------
   ACACIA RESEARCH CORPORATION ......................   $     (5,794)   $    (25,362)   $    (80,325)   $    (43,198)  $    (37,163)
                                                        ============    ============    ============    ============   ============
OTHER (EXPENSE) INCOME, NET:
   Acacia Technologies group ........................   $        471    $        408    $     (3,503)   $      2,111   $     (2,897)
   CombiMatrix group ................................            313             214             392           2,055          1,662
                                                        ------------    ------------    ------------    ------------   ------------
   ACACIA RESEARCH CORPORATION ......................   $        784    $        622    $     (3,111)   $      4,166   $     (1,235)
                                                        ============    ============    ============    ============   ============
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
  MINORITY INTERESTS:
   Acacia Technologies group ........................   $     (5,445)   $     (5,468)   $    (12,658)   $      7,034   $    (15,509)
   CombiMatrix group ................................            710         (18,999)        (69,921)        (46,846)       (22,816)
                                                        ------------    ------------    ------------    ------------   ------------
   ACACIA RESEARCH CORPORATION ......................   $     (4,735)   $    (24,467)   $    (82,579)   $    (39,812)  $    (38,325)
                                                        ============    ============    ============    ============   ============
MINORITY INTERESTS:
   Acacia Technologies group ........................   $          6    $         17    $        104    $     (1,277)  $        866
   CombiMatrix group ................................              -              30          23,702          18,817          8,300
                                                        ------------    ------------    ------------    ------------   ------------
   ACACIA RESEARCH CORPORATION ......................   $          6    $         47    $     23,806    $     17,540   $      9,166
                                                        ============    ============    ============    ============   ============
(LOSS) INCOME FROM CONTINUING OPERATIONS:
   Acacia Technologies group ........................   $     (5,439)   $     (5,451)   $    (12,554)   $      5,757   $    (14,643)
   CombiMatrix group ................................            710         (18,969)        (46,219)        (28,029)       (14,516)
                                                        ------------    ------------    ------------    ------------   ------------
   ACACIA RESEARCH CORPORATION ......................   $     (4,729)   $    (24,420)   $    (58,773)   $    (22,272)  $    (29,159)
                                                        ============    ============    ============    ============   ============
LOSS FROM DISCONTINUED OPERATIONS (1):
   Acacia Technologies group ........................   $       (104)   $          -    $       (200)   $          -   $     (9,554)
   CombiMatrix group ................................              -               -               -               -              -
                                                        ------------    ------------    ------------    ------------   ------------
   ACACIA RESEARCH CORPORATION ......................   $       (104)   $          -    $       (200)   $          -   $     (9,554)
                                                        ============    ============    ============    ============   ============
NET (LOSS) INCOME:
   Acacia Technologies group ........................   $     (5,543)   $     (5,451)   $    (12,754)   $      5,757   $    (24,197)
   CombiMatrix group ................................            710         (18,969)        (46,219)        (28,029)       (14,762)
                                                        ------------    ------------    ------------    ------------   ------------
   ACACIA RESEARCH CORPORATION ......................   $     (4,833)   $    (24,420)   $    (58,973)   $    (22,272)  $    (38,959)
                                                        ============    ============    ============    ============   ============

LOSS PER COMMON SHARE - BASIC AND DILUTED(5):
 LOSS FROM CONTINUING OPERATIONS
   Acacia Research - Acacia Technologies stock ......   $      (0.27)   $      (0.28)   $      (0.64)   $          -   $          -
   Acacia Research - CombiMatrix stock ..............           0.02           (0.76)          (2.01)              -              -
   Acacia Research Corporation ......................              -               -               -           (1.16)         (1.78)
 LOSS FROM DISCONTINUED OPERATIONS
   Acacia Research - Acacia Technologies stock ......   $      (0.01)   $          -    $      (0.01)   $          -   $          -
   Acacia Research - CombiMatrix stock ..............              -               -               -               -              -
   Acacia Research Corporation ......................              -               -               -               -          (0.58)
 NET LOSS
   Acacia Research - Acacia Technologies stock ......   $      (0.28)   $      (0.28)   $      (0.65)   $          -   $          -
   Acacia Research - CombiMatrix stock ..............           0.02           (0.76)          (2.01)              -              -
   Acacia Research Corporation ......................              -               -               -           (1.16)         (2.38)
WEIGHTED AVERAGE NUMBER OF COMMON AND POTENTIAL
 COMMON SHARES USED IN COMPUTATION OF LOSS PER
 COMMON SHARE(2) (5):
   Acacia Research - Acacia Technologies stock:
     Basic and diluted ..............................     19,784,883      19,661,655      19,640,808               -              -
                                                        ============    ============    ============    ============   ============
   Acacia Research - CombiMatrix stock:
     Basic ..........................................     29,962,596      24,827,819      22,950,746               -              -
                                                        ============    ============    ============    ============   ============
     Diluted ........................................     30,995,663      24,827,819      22,950,746               -              -
                                                        ============    ============    ============    ============   ============
     Acacia Research Corporation ....................              -               -               -      19,259,256     16,346,099
                                                        ============    ============    ============    ============   ============


                                                                 27

                                      CONSOLIDATING BALANCE SHEET DATA(4)
                                                 (IN THOUSANDS)


                                                                   AT DECEMBER 31,
                                       -----------------------------------------------------------------------
                                           2004           2003           2002           2001           2000
                                       -----------    -----------    -----------    -----------    -----------
TOTAL ASSETS:
  Acacia Technologies group ........   $    33,058    $    39,978    $    47,212    $    62,926    $    37,062
  CombiMatrix group ................        55,388         50,161         49,973         47,963         61,561
  Eliminations .....................          (119)           (99)          (114)           (30)          (107)
                                       -----------    -----------    -----------    -----------    -----------
  ACACIA RESEARCH CORPORATION ......   $    88,327    $    90,040    $    97,071    $   110,859    $    98,516
                                       ===========    ===========    ===========    ===========    ===========
LONG-TERM INDEBTEDNESS:
  Acacia Technologies group ........   $         -    $         -    $         -    $         -    $         -
  CombiMatrix group ................             -              -              -          1,845              -
                                       -----------    -----------    -----------    -----------    -----------
  ACACIA RESEARCH CORPORATION ......   $         -    $         -    $         -    $     1,845    $         -
                                       ===========    ===========    ===========    ===========    ===========
TOTAL LIABILITIES(3):
  Acacia Technologies group ........   $     3,472    $     4,188    $     5,183    $     5,723    $     5,075
  CombiMatrix group ................         8,560         24,424         13,972         14,131         15,880
  Eliminations .....................          (119)           (99)          (114)           (30)          (107)
                                       -----------    -----------    -----------    -----------    -----------
  ACACIA RESEARCH CORPORATION ......   $    11,913    $    28,513    $    19,041    $    19,824    $    20,848
                                       ===========    ===========    ===========    ===========    ===========
MINORITY INTERESTS(3):
  Acacia Technologies group ........   $       778    $     1,127    $     1,487    $     2,194    $     2,012
  CombiMatrix group ................             -              -            684         30,109         15,512
                                       -----------    -----------    -----------    -----------    -----------
  ACACIA RESEARCH CORPORATION ......   $       778    $     1,127    $     2,171    $    32,303    $    17,524
                                       ===========    ===========    ===========    ===========    ===========
REDEEMABLE STOCKHOLDERS' EQUITY:
  Acacia Technologies group ........   $    28,808    $    34,663    $    40,542    $    55,009    $    29,975
  CombiMatrix group ................        46,828         25,737         35,317          3,723         30,169
                                       -----------    -----------    -----------    -----------    -----------
  ACACIA RESEARCH CORPORATION ......   $    75,636    $    60,400    $    75,859    $    58,732    $    60,144
                                       ===========    ===========    ===========    ===========    ===========

-------------------
(1) On February 13, 2001, the board of directors of Soundbreak.com, one of our majority-owned subsidiaries, resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of Soundbreak.com. See Note 11 to the Acacia Research Corporation consolidated financial statements.

(2) Certain potential common shares for the periods shown above have been excluded from the per share calculations because the effect of their inclusion would be anti-dilutive. In addition, all share and per share information has been adjusted as appropriate for all periods presented to reflect a ten percent (10%) stock dividend distributed on December 5, 2001 for stockholders of record as of November 21, 2001.

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

     Total liabilities at December 31, 2001 include a capital lease obligation totaling $2.8 million which was paid in full in October 2002.

(4) Refer to Item 7. "Management's Discussion and Analysis of Financial Condition - Critical Accounting Policies" for a description of allocation policies applied in preparation of the separate group financial statements.

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

     o During the year ended December 31, 2000, CombiMatrix Corporation recorded deferred non-cash stock compensation charges aggregating approximately $53.8 million in connection with the granting of stock options. Deferred non-cash stock compensation charges are being amortized by the CombiMatrix group over the respective option grant vesting periods, which ranged from one to four years. Amortization of deferred non-cash stock compensation charges totaled $606,000, $1.5 million, $6.4 million and $20.0 million in 2004, 2003, 2002 and 2001, respectively. Non-cash stock compensation charges were not significant in periods prior to 2001. Deferred non-cash stock compensation charges were fully amortized as of December 31, 2004.

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

     o On December 13, 2002, Acacia Research Corporation increased its consolidated ownership interest in CombiMatrix Corporation from 48% to 100% as discussed at Item 7. "Critical Accounting Policies - Accounting for Business Combinations." $17.2 million of the total purchase price of $46.0 million was attributed to acquired in-process research and development, or IPR&D, and was charged to expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2002. Amounts allocated to IPR&D have been attributed to the CombiMatrix group.

     o As of December 31, 2002, Acacia Research Corporation owned 100% of its significant subsidiaries, including Acacia Media Technologies Corporation, Soundview Technologies Corporation and CombiMatrix Corporation. As such, Minority Interests amounts and balances reflected in the statement of operations and balance sheet, respectively, decreased significantly subsequent to December 31, 2002.

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

     o In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche Diagnostics, GmbH ("Roche"). As a result of completing all of its obligations under this agreement and in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred Roche related contract revenues totaling $17,302,000 during the first quarter of 2004.

     o As a result of the conclusion of the V-chip patent litigation, the Acacia Technologies group recognized $1,500,000 of V-chip related deferred license fee revenues and $668,000 of V-chip related deferred legal costs in the third quarter of 2004. The Acacia Technologies group recognized $43,000 and $24.1 million in V-chip license fees in 2002 and 2001, respectively. See Item 3. "Legal Proceedings."

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

     Our life sciences business, referred to as the "CombiMatrix group," is seeking to become a broadly diversified biotechnology company, through the development of proprietary technologies and products in the areas of drug development, genetic analysis, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized.

     Our intellectual property licensing business, referred to as the "Acacia Technologies group," is responsible for the development, acquisition, licensing and enforcement of patented technologies.

     The CombiMatrix group and the Acacia Technologies group's businesses are described more fully in Item 1. "Business," of this report.

OVERVIEW

COMBIMATRIX GROUP

     During 2004, the CombiMatrix group's operating activities were highlighted by the completion of its research and development agreement with Roche, the execution of a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group's microarray technology for the detection of biological threat agents, execution of a multi-year collaboration agreement with Furuno Electric Co. to develop a bench-top DNA array synthesizer and the launch of CustomArray(TM), its first commercially available array platform. The CombiMatrix group also continued its efforts in the area of drug discovery by executing a research and development agreement in the area of siRNA with irsiCiaxa Foundation and by making a minority investment in Leuchemix, which is developing potential therapies to treat leukemia. As a result of completing its research and development agreement with Roche, the CombiMatrix group's research and development programs shifted to a number of internally funded programs that support the activities summarized above. With the completion of its obligations under the Roche agreements, research and development expenses continued to decrease in 2004, as compared to 2003, as efforts shifted to internally funded research and development programs. The decrease in research and development expenses was partially offset by an increase in marketing and sales expenses related to the launch of the CombiMatrix group's CustomArray(TM) 902 DNA array platform in March 2004 and its CustomArray(TM) 12K DNA expression array in July 2004.

     Historically, the CombiMatrix group was substantially dependent on its research and development arrangements with Roche, relying on payments by Roche to fund the majority of its research and development activities and related resources engaged in fulfilling its contractual obligations to Roche. Roche's primary service to the CombiMatrix group is to distribute its technology platform. If the CombiMatrix group were to lose its relationship with Roche, the CombiMatrix group would continue to distribute its technology platform itself or be required to establish a distribution agreement with other partners. This could prove difficult, time-consuming and expensive, and the CombiMatrix group may not be successful in achieving this objective.

     During 2003, the CombiMatrix group's operating activities were highlighted by the receipt of significant payments from its strategic partners and licensees, including $9.8 million related to the completion of certain milestones and delivery of prototype products and services pursuant to its agreements with Roche and an up-front payment and a milestone payment totaling $2.4 million pursuant to its agreement with Toppan. The CombiMatrix group also completed several Roche related research and development projects during the third and fourth quarters of 2003, resulting in a decrease in related research and development expenses during 2003, as compared to 2002. The CombiMatrix group continued its efforts with its existing partners and continued to focus on identifying new strategic relationships with the goal of maximizing the opportunities in the life sciences sector that will be created by commercializing its array system.

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

ACACIA TECHNOLOGIES GROUP

     In 2004 and 2003, the Acacia Technologies group's operating activities were principally focused on the continued development and commercialization of its DMT patent portfolio. The Acacia Technologies group began to recognize DMT license fee revenues in 2003 and continued its focus on commercializing its DMT technology during 2004. To date, the Acacia Technologies group has entered into 294 DMT licensing agreements, including 107 cable TV licenses, 182 licenses for online entertainment, movies, news, sports, e-learning and corporate websites and licenses with 5 companies that provide over 90% of video-on-demand TV entertainment to the hotel industry in the United States. During 2004, we executed 170 DMT license agreements. In the first, second, third and fourth quarters of 2004, the Acacia Technologies group recorded DMT license fee revenues of $599,000, $666,000, $740,000 and $779,000, respectively, compared to
$6,000, $19,000, $186,000 and $481,000, respectively, in the comparable 2003 periods.

     The Acacia Technologies group's continued development, and commercialization of the DMT patent portfolio included increased marketing, general and administrative expenses in 2004, as compared to 2003 and 2002, related to the hiring of additional patent licensing and business development personnel and an increase in patent related consulting and marketing expenses. Patent related legal expenses, excluding V-chip related legal fees, also increased due to an increase in costs incurred in connection with the Acacia Technologies group's ongoing DMT patent commercialization and enforcement programs, including increased legal costs related to new patent claims and the identification of additional potential licensees of our DMT technology and increased patent enforcement costs related to ongoing DMT patent related litigation as summarized in Item 1. "Business," elsewhere herein.

     In 2004, the Acacia Technologies group also continued to execute its business strategy in the area of patent portfolio acquisitions. In July 2004, the Acacia Technologies group acquired U.S. Patent No. 6,226,677 from LodgeNet Entertainment Corporation. The patent covers technology and methods for redirecting users to a login page when accessing the Internet. The patent purchase agreement with LodgeNet Entertainment Corporation includes terms by which the companies will divide any future revenues received by the Acacia Technologies group from licensing the patent. In December 2004, the Acacia Technologies group executed a binding letter of intent in connection with the January 2005 acquisition of the assets of Global Patent Holdings, as discussed earlier. The acquisition gives the Acacia Technologies group ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries as discussed earlier. These acquisitions expand and diversify the Acacia Technologies group's revenue generating opportunities and accelerate the execution of the Acacia Technologies group's business strategy of acquiring, developing and licensing patented technologies.

     As a result of the August 2004 final ruling of non-infringement in the Acacia Technologies group's V-chip litigation, operating results in 2004 include $1.5 million of previously deferred V-chip license fee revenues, $668,000 of previously deferred V-chip related legal costs and an impairment charge of $1.6 million associated with the write-off of 100% of V-chip related goodwill. As a result of the final ruling, the Acacia Technologies group concluded its V-chip licensing program and does not expect to recognize any additional V-chip technology related revenues in future periods.

     During 2002, the Acacia Technologies group's operating activities were highlighted by the continued building of its executive management team, including the hiring of key media technology and intellectual property industry experts that are responsible for the development, licensing and protection of the Acacia Technologies group's intellectual property and proprietary technologies, as well as the pursuit of additional licensing and strategic business alliances with leading companies in the intellectual property licensing industry. In addition, in 2002, the Acacia Technologies group increased legal and third-party consulting activities related to its ongoing DMT patent marketing and commercialization efforts, including patent claims construction, patent prosecution and related research and engineering costs.

CRITICAL ACCOUNTING POLICIES

     Our consolidated financial statements and the separate group financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly.

     We believe that, of the significant accounting policies discussed in Note 2 to our consolidated and separate group financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

     o    revenue recognition;
     o    research and development expenses;
     o    accounting for income taxes;
     o    valuation of long-lived and intangible assets and goodwill;
     o    accounting for business combinations, and;
     o management and allocation policies relating to AR-Acacia Technologies stock and AR-CombiMatrix stock.

     We discuss below the critical accounting assumptions, judgments and estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, see Note 2 to the consolidated financial statements and separate group statements included herein.

REVENUE RECOGNITION

     As described below, significant management judgments must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized or deferred for any period if management made different judgments.

     Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

ACACIA TECHNOLOGIES GROUP

     We make estimates and judgments when determining whether the collectibility of license fees receivable from licensees is reasonably assured. The Acacia Technologies group assesses the collectibility of accrued license fees based on a number of factors, including past transaction history with licensees and the credit-worthiness of licensees. If it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash. Management estimates regarding collectibility impact the actual revenues recognized each period and the timing of the recognition of revenues. Our assumptions and judgments regarding future collectibility could differ from actual events, thus materially impacting our financial position and results of operations.

     The Acacia Technologies group recognizes license fee revenues when earned over the term of the license agreement in exchange for the grant of non-exclusive licenses to use certain technologies for which we own or control patents. We recognize revenue for estimates of license fees earned during the applicable period, based on historical activities of licensees, historical sales or per unit growth rates of licensees and other relevant available information regarding licensee activities that factor into the calculation of periodic license fees due. Revisions are made for actual licensee fees received in the following quarter. Historically, these revisions have not been material to our consolidated financial statements. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue upon the receipt of cash or license fee statements from our licensees as described at Note 2 to our consolidated financial statements contained elsewhere herein. Our estimates of periodic license fees due could differ from actual events, thus materially impacting our financial position and results of operations.

     The Acacia Technologies group is responsible for the licensing and enforcement of its patented technologies and pursues third parties that are utilizing its intellectual property without a license or who have under-reported the amount of royalties owed under a license agreement with the Acacia Technologies group. As a result of these activities, from time to time, we may recognize royalty revenues that relate to infringements by our licensees that occurred in prior periods. These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts, will be recognized in the period such adjustment is determined as a change in accounting estimate.

         COMBIMATRIX GROUP

     Significant estimates, judgments and assumptions are required in connection with the CombiMatrix group's accounting for multiple-element arrangements with strategic partners and licensees.

     The CombiMatrix group accounts for revenues under multiple-element arrangements in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," or SAB No. 104 and Emerging Issues Task Force Consensus, or EITF, Issue 00-21, "Revenue Arrangements with Multiple Deliverables," and related pronouncements. Arrangements with multiple elements or deliverables must be segmented into individual units of accounting based on the separate deliverables only if there is objective and verifiable evidence of fair value to allocate the consideration received to the deliverables. Accordingly, revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent continuing obligations of the CombiMatrix group, are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. Upon establishing objective and verifiable evidence of the fair value of the elements in multiple-element arrangements, the fair value is allocated to each element of the arrangement, such as license fees or research and development projects, based on the relative fair values of the elements. The CombiMatrix group determines the fair value of each element in multiple-element arrangements based on objective and verifiable evidence of fair value, which is determined for each element based on the price charged when the same element is sold separately to a third party. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element(s) have been determined.

     In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche. As a result of completing all obligations under this agreement and in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred Roche related contract revenues during the first quarter of 2004. All payments received to date from Furuno and Toppan, totaling $3.4 million, have been classified as deferred revenues in the CombiMatrix group's consolidated balance sheets due to the determination that objective and verifiable evidence of fair value does not currently exist for the remaining undelivered elements. Pursuant to EITF 00-21, SAB No. 104 and related guidance, the elements associated with the amounts received to date and additional milestone payments will be treated as one accounting unit. The up-front fees and cash payments received upon the accomplishment of the contractual milestones will be deferred. Revenue will be recognized when all of the related elements, for which objective and reliable evidence does not exist, have been delivered and there is objective and reliable evidence to support the fair value for all of the undelivered elements.

RESEARCH AND DEVELOPMENT EXPENSES

     The CombiMatrix group accounts for research and development expenses pursuant to Statement of Financial Accounting Standards, or SFAS, No. 2, "Accounting for Research and Development Costs," which requires that all research and development costs be charged to expense as incurred, including costs incurred to acquire technologies, which are utilized in research and development and which have no alternative future use. Also, costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. Research and development refers to a plan or design for a new product or process or for a significant improvement to an existing product or process whether intended for sale or use. Significant management estimates and judgments are required with respect to the determination of which costs relate to plans or designs for a new product or process or for a significant improvement to an existing product. Had the CombiMatrix group determined that certain costs incurred were not related to research and development activities, different accounting treatment for such costs may have been required.

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

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. We have recorded a full valuation allowance against our deferred tax assets of $94.1 million as of December 31, 2004, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. In assessing the need for a valuation allowance, we have considered our estimates of future taxable income, the period over which our deferred tax assets may be recoverable, our history of losses and our assessment of the probability of continuing losses in the foreseeable future. In management's estimate, any positive indicators, including forecasts of potential future profitability of our businesses, are outweighed by the uncertainties surrounding our estimates and judgments of potential future taxable income. In the event that actual results differ from these estimates or we adjust these estimates should we believe we would be able to realize these deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made. Any changes in the valuation allowance could materially impact our financial position and results of operations.

VALUATION OF LONG-LIVED AND INTANGIBLE ASSETS AND GOODWILL

     Goodwill is evaluated for impairment using a fair value approach at the reporting unit level annually, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Our reporting units are: 1) the Acacia Technologies group and 2) the CombiMatrix group. Under the impairment test, if a reporting unit's carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of Acacia Research Corporation's reporting units are estimated using discounted cash flows and other valuation techniques. Significant judgments and estimates are required in determining forecasted cash inflows and outflows, the timing of cash flows and discount rates commensurate with the risks involved.

     We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important, which could trigger an impairment review include the following:

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

     We calculate estimated future undiscounted cash flows, before interest and taxes, resulting from the use of the asset and its estimated value at disposal and compare it to its carrying value in determining whether impairment potentially exists. If a potential impairment exists, a calculation is performed to determine the fair value of the long-lived asset. This calculation is based on a valuation model and discount rate commensurate with the risks involved. Third party appraised values may also be used in determining whether impairment potentially exists.

     As described above, in assessing the recoverability of goodwill and other intangible assets, estimates of market values and projections regarding estimated future cash flows and other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in future periods, future goodwill impairment tests may result in a charge to earnings.

ACCOUNTING FOR BUSINESS COMBINATIONS

     The cost of an acquired business is assigned to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess fair value using a variety of methods, including the use of present value models, independent appraisers, and estimation of current selling prices and replacement values. Amounts recorded as intangible assets, including acquired in-process research and development, or IPR&D, are based on assumptions and estimates regarding the amount and timing of projected revenues and costs, appropriate risk-adjusted discount rates, as well as assessing the competition's ability to commercialize products before we can. Also, upon acquisition, we determine the estimated economic lives of the acquired intangible assets for amortization purposes. Actual results may vary from projected results.

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

     As described above, $17.2 million of the purchase price was allocated to IPR&D projects that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately expensed in the 2002 consolidated statement of operations and comprehensive loss as of the acquisition date. Management was responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, including IPR&D, at the date of acquisition. Management considered a number of factors, including reference to independent valuations. Management utilized an income approach to determine the fair values of tangible and identifiable intangible assets acquired and liabilities assumed. The in-process technologies were valued using a discounted cash flow model on a project-by-project basis, which estimated the cash flows expected to result from each project once it has reached technological feasibility. A discount rate consistent with the risks of each project was used to estimate the present value of future cash flows. In estimating future cash flows, management considered the contribution of its core technology (for which a United States patent was obtained in July 2000) that would be required for successful exploitation of purchased in-process technology, in order to value the core and in-process technologies discretely. As a result, future cash flows relating to each purchased IPR&D project were reduced in order to reflect the contribution of core technology to each IPR&D project. The cash flows from these projects attributable to core technology were then separately valued to determine the intangible asset value of purchased core technology. In determining the contribution of core technology to in-process projects, management used a profit split approach which considered the estimated profit split between a licensor and licensee of the core technology and management's assessment of how critical the core technology was to the IPR&D projects.

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

     GENOMICS BIOLOGICAL ARRAY SYSTEM: CombiMatrix Corporation's genomics biological array processor system is being developed to discretely immobilize sequences of DNA or RNA within individual test sites on a modified semiconductor chip coated with a three-dimensional layer of porous material. The system also includes proprietary hardware units and related software applications to be able to synthesize materials onto the chips, apply target samples of genetic materials and interpret the results. The application of this system will be in gene expression profiling and SNP genotyping, which could lead to the better understanding of gene function and ultimately therapeutic discovery to fight disease. CombiMatrix Corporation's projected cash flow models from commercializing this system include servicing CombiMatrix Corporation's existing relationship with Roche as well as other strategic partners, including pharmaceutical, biotech and academic institutions. The fair value assigned to the genomics biological array system IPR&D project was $14.0 million. A risk-adjusted discount rate of 32% was applied to the project's estimated cash flows. The CombiMatrix group is substantially complete with the Genomics IPR&D project contemplated at the acquisition date and launched its CustomArray(TM) DNA Microarray platform in March 2004.

     PROTEOMICS BIOLOGICAL ARRAY SYSTEM: CombiMatrix Corporation's proteomics biological array processor system is being developed to discretely immobilize proteins and other small molecules within individual test sites on a modified semiconductor chip in a similar fashion as described above for the genomics biological array system. However, the porous reaction layer coating used in synthesis and manner in which the software used to design probes for protein immobilization are significantly different from what is currently being developed for the genomics application. Further, the proteomics biological array system primarily uses electrochemical methods for detection of assay results, which contrasts with the optical means that are the primary method used with the CombiMatrix Corporation's genomics products. These differences arise largely due to the inherent biological differences between DNA molecules and protein molecules and how they interact with the CombiMatrix group's proprietary technology. The proteomics biological array system is used for detection and identification of bio-threat agents in CombiMatrix Corporation's biological and chemical threat agent detector development programs that are currently in process. Although ongoing research and development efforts in commercializing this system have been positive, there can be no assurance that the system will be successfully launched and accepted by the government, pharmaceutical, biotech and academic research fields. The fair value assigned to the proteomics biological array system IPR&D project was $3.2 million. A risk- adjusted discount rate of 60% was applied to the project's estimated cash flows. The Proteomics IPR&D project is ongoing as projected and the expected completion of the project coincides with the expected completion of the CombiMatrix group's obligations under its $5.9 million Department of Defense contract to further the development of the CombiMatrix group's microarray technology for the detection of biological threat agents. The Department of Defense contract was approximately 34% complete as of December 31, 2004. Based on actual costs incurred through December 31, 2004, the CombiMatrix group expects to incur approximately $2.2 million and $819,000 in research and development costs during 2005 and 2006, respectively, to complete its obligations to the Department of Defense under this contract. The CombiMatrix group has also contracted with strategic partners such as Toppan and Furuno to further develop aspects of its genomics array platform and continues to invest internally to develop and launch new products. Such activities are consistent with the original projections.

MANAGEMENT AND ALLOCATION POLICIES RELATING TO AR-ACACIA TECHNOLOGIES STOCK AND AR-COMBIMATRIX STOCK

     The management and allocation policies applicable to the preparation of the divisional financial statements of the CombiMatrix group and the Acacia Technologies group (collectively, the "groups") may be modified or rescinded, or additional policies may be adopted, at the sole discretion of the Acacia Research Corporation board of directors at any time without approval of the stockholders. The group divisional financial statements reflect the application of the management and allocation policies adopted by the Acacia Research Corporation board of directors to various corporate activities, as described below. The group's divisional financial statements should be read in conjunction with Acacia Research Corporation's consolidated financial statements and related notes.

     CORPORATE GENERAL AND ADMINISTRATIVE SERVICES AND FACILITIES

     Acacia Research Corporation allocates the cost of corporate general and administrative services and facilities between the groups generally based upon utilization. Where determinations based on utilization alone are impracticable, Acacia Research Corporation uses other methods and criteria, which require the use of judgments and estimates, that management believes to be equitable and to provide a reasonable estimate of the cost attributable to each group. Except as otherwise determined by management, the allocated costs of providing such services and facilities include, without limitation, all costs and expenses of personnel employed in connection with such services and facilities, including, without limitation, all direct costs of such personnel, such as payroll, payroll taxes and fringe benefit costs (calculated at the appropriate annual composite rate therefore) and all overhead costs and expenses directly related to such personnel and the services or facilities provided by them. The corporate general and administrative services and facilities allocated between the groups include, without limitation, legal services, accounting services (tax and financial), insurance and deductibles payable in connection therewith, employee benefit plans and administration thereof, investor relations, stockholder services and services relating to the Acacia Research Corporation board of directors.

     Refer to Note 2 in the consolidated financial statements for details on allocation methodologies used to allocate costs between the two groups.

ACACIA RESEARCH CORPORATION CONSOLIDATED
RESULTS OF OPERATIONS

NET LOSS (IN THOUSANDS)

                                                              2004           2003           2002
                                                          -----------    -----------    -----------
Net loss ..............................................   $    (4,833)   $   (24,420)   $   (58,973)

     The changes in net loss were primarily due to operating results and activities as discussed below.

REVENUES AND COST OF REVENUES (IN THOUSANDS)

                                                              2004           2003           2002
                                                          -----------    -----------    -----------
Research and development contract .....................   $    17,302    $         -    $         -
License fees ..........................................         4,284            692             43
Government contracts ..................................         1,993              -            378
Cost of government contract revenues ..................        (1,874)             -              -
Service contracts .....................................           116             49            155
Products ..............................................           230            407            306
Cost of product sales .................................          (173)           (99)          (263)

     RESEARCH AND DEVELOPMENT CONTRACT. In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche. As a result of completing all obligations under this agreement and in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized $17.3 million of research and development contract revenues during the first quarter of 2004, all of which were previously deferred. The majority of research and development efforts under the Roche agreement were incurred prior to 2004.

     LICENSE FEES. License fee revenues are comprised of DMT technology license fees and previously deferred V-chip technology license fees recognized by the Acacia Technologies group. DMT technology license fees were $2.8 million and $692,000 in 2004 and 2003, respectively. The increase was primarily due to the significant growth in the number of DMT technology license agreements executed since March 31, 2003. During 2004, we executed 170 DMT license agreements. License fee revenues will fluctuate from period to period based on the increase in license agreements executed, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee statements and or payments from licensees, and other factors. Periodic license fee revenues may include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received. DMT license fees related to prior periods of infringement for the periods presented above were not significant. Costs incurred in connection with the Acacia Technologies group's ongoing licensing activities are included in marketing, general and administrative expenses.

     License fee revenues for 2004 include $1.5 million in previously deferred V-chip license fees (originally deferred in 2001) recognized as a result of the conclusion of V-chip related litigation in August 2004, as described at Item 3. "Legal Proceedings." We concluded our V-chip licensing program in August 2004 and do not expect to receive any additional V-chip related revenues in future periods.

     GOVERNMENT CONTRACT AND COST OF GOVERNMENT CONTRACT REVENUES. In March 2004, the CombiMatrix group executed a two-year $5.9 million research and development contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group's commitments under its biowarfare detection contract with the Department of Defense, which was approximately 34% complete as of December 31, 2004. Based on actual costs incurred through December 31, 2004, the CombiMatrix group expects to incur approximately $2.2 million and $819,000 in research and development costs during 2005 and 2006, respectively, to complete its obligations to the Department of Defense under this contract.

     Government contract revenues in 2002 included amounts earned from the CombiMatrix group's performance under its Phase I SBIR Department of Defense contract, Phase I NIH grant and one-time contract research and development revenues. The SBIR Department of Defense and NIH grants were completed during the third quarter of 2002.

     SERVICE CONTRACTS. Service contract revenues include maintenance and service contract fees recognized by CombiMatrix K.K. from existing array customers in Japan. As of December 31, 2004, the terms of these contracts had expired.

     PRODUCT REVENUES AND COST OF PRODUCT SALES. Product revenues and costs of product sales during 2004 relate to domestic and international sales of the CombiMatrix group's array products. The CombiMatrix group launched its CustomArray(TM) 902 DNA array platform in March 2004 and its CustomArray(TM) 12K DNA expression array in July 2004. Product revenues and cost of product sales during 2003 and 2002 were recognized by CombiMatrix K.K. from sales of DNA array synthesizers and related array products and services to Japanese research institutions.

RESEARCH AND DEVELOPMENT EXPENSES (IN THOUSANDS)

                                                              2004           2003           2002
                                                          -----------    -----------    -----------
Research and development expenses .....................   $     5,294    $     8,098    $    18,187
Charge for acquired in-process
research and development ..............................             -              -         17,237

     RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expenses in 2004, as compared to 2003 and 2002, was primarily due to the CombiMatrix group's completion of several Roche related research and development projects during the third and fourth quarters of 2003, and final completion of the research and development agreement with Roche in the first quarter of 2004. During 2003 and 2002, the CombiMatrix group's research and development activities were driven primarily by ongoing performance obligations under the product commercialization phase of its license and research and development agreements with Roche. These activities include costs associated with direct labor, supplies and materials, development of prototype arrays and instruments and the use of outside consultants for certain engineering efforts.

     With the completion of the research and development agreement with Roche, year-to-date and future research and development expenses were and will continue to be incurred in connection with the CombiMatrix group's commitments under its collaboration and supply agreements with various strategic partners including Furuno and Toppan, as well as ongoing internal research and development efforts in the areas of genomics, drug discovery and development and material sciences. The CombiMatrix group expects its research and development expenses to continue to be volatile and such expenses could increase in future periods as additional contract and/or internal research and development agreements are undertaken.

     CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Operating expenses in 2002 include a non-cash charge for acquired in-process research and development of $17.2 million, related to Acacia Research Corporation's purchase of the stockholder interests in CombiMatrix Corporation that we did not already own in December 2002. See "Critical Accounting policies" above and Note 8 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for information regarding the allocation of the purchase price and the accounting for acquired in-process research and development.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES AND LEGAL SETTLEMENT CHARGES (IN THOUSANDS)

                                                              2004           2003           2002
                                                          -----------    -----------    -----------
Marketing, general and administrative expenses ........   $    14,426    $    13,031    $    17,217
Legal expenses - patents ..............................         3,133          1,886          1,415
Legal settlement charges ..............................           812            144         18,471

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The change in 2004, as compared to 2003, was due primarily to an increase in personnel costs related to the addition of patent licensing and business development personnel for the Acacia Technologies group of $418,000, an increase in the Acacia Technologies group's patent related commercialization expenses of $110,000, an increase in corporate professional fees related to ongoing Sarbanes-Oxley compliance projects at both operating groups of $621,000 and an increase in marketing and sales costs of $447,000 related to the launch of the CombiMatrix group's CustomArray(TM) DNA array platform beginning in March 2004 and the overall expansion of the CombiMatrix group's sales and marketing division.

     The change in 2003, as compared to 2002, was due primarily to a decrease in the CombiMatrix group's corporate legal expenses of approximately $827,000, primarily related to the settlement of litigation with Nanogen, a decrease in legal, accounting and other professional fees related to Acacia Research Corporation's recapitalization and merger transactions completed in December 2002 of $2.0 million, a decrease in marketing and sales personnel costs, primarily for the CombiMatrix group, and general and administrative personnel costs for both groups of $1.2 million and a decrease in other general and administrative costs of $578,000. This decrease was partially offset by an increase in the CombiMatrix group's rent and utilities expenses of $473,000, as a result of the increase in occupancy of its corporate headquarters in Mukilteo, Washington during 2003, and an increase in costs related to the Acacia Technologies group's ongoing DMT patent commercialization and enforcement efforts of $219,000, including increased consulting and engineering costs related to new patent claims, enforcement and the identification of additional potential licensees of our DMT technology.

     LEGAL EXPENSE - PATENTS (ACACIA TECHNOLOGIES GROUP ONLY). Patent related legal expenses in 2004 included $668,000 in deferred V-chip related legal fees recognized as a result of the conclusion of V-chip related litigation in August 2004, as described at Item 3. "Legal Proceedings." The Acacia Technologies group's patent related legal expenses, excluding V-chip related legal fees, increased to $2.5 million during 2004, as compared to $1.9 million, and $1.4 million in the comparable 2003 and 2002 periods, due to an increase in costs incurred in connection with the Acacia Technologies group's ongoing DMT patent commercialization and enforcement programs, including increased legal costs related to new patent claims and the identification of additional potential licensees of our DMT technology and increased patent enforcement costs related to ongoing DMT patent related litigation. See Item 3. "Legal Proceedings" for a description of ongoing DMT related litigation. We expect patent related legal expenses to continue to fluctuate based on actual outside patent counsel fees incurred in connection with the Acacia Technologies group's ongoing DMT and other patent commercialization and enforcement programs. DMT related legal fees to outside attorneys are charged based on actual time and out-of-pocket expenses incurred by external counsel and are not incurred on a contingent fee basis.

     In connection with the January 2005 acquisition as described above, we acquired 27 additional patent portfolios. Although most litigation with respect to those portfolios is likely to be handled on a contingency basis where attorneys fees are paid out of license fee revenues collected, certain other costs and expenses in connection with our maintenance, licensing, and enforcement of patents are likely to increase as a result of the acquisition including patent filing fees, patent development costs, travel costs, expert and consulting fees, and other third-party expenses.

     LEGAL SETTLEMENT CHARGES. In 2002, in connection with the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen (see Note 13 to the Acacia Research Corporation consolidated financial statements included elsewhere herein), the CombiMatrix group expensed a $1.0 million payment to Nanogen and recorded a non-cash charge in the amount of $17.5 million related to the fair value of CombiMatrix Corporation common shares issued to Nanogen. In addition, the CombiMatrix group recorded a net non-cash charge totaling $812,000 during 2004, which reflects the fair value of AR-CombiMatrix common stock issued and potentially issuable to Nanogen, Inc. during the period in connection with certain anti-dilution provisions of the settlement agreement. Periodic charges and the related liability are estimated based on the number of shares issuable and or potentially issuable and the AR-CombiMatrix stock price at the end of the respective reporting period. The anti-dilution provisions of the settlement agreement expire in September 2005.

NON-CASH STOCK COMPENSATION AMORTIZATION (IN THOUSANDS)

                                                              2004           2003           2002
                                                          -----------    -----------    -----------
Non-cash stock compensation amortization:
  Research and development ............................   $        91    $       466    $     1,868
  Marketing, general and administrative ...............           663          1,189          4,559

     The decrease in the CombiMatrix group's non-cash stock compensation amortization was primarily due to the accelerated method of stock compensation amortization utilized, which results in higher amounts of amortization in the earlier vesting periods and the impact of non-cash stock compensation expense reversals related to the forfeiture of certain unvested stock options during the respective periods. Non-cash stock compensation expense reversals totaled $185,000 in 2004 and $1.2 million in both 2003 and 2002. Non-cash deferred stock compensation amounts were fully amortized as of December 31, 2004.

IMPAIRMENT CHARGES (IN THOUSANDS)

                                                              2004           2003           2002
                                                          -----------    -----------    -----------
Goodwill impairment charge ............................   $    (1,656)   $         -    $         -
Impairment of cost method investment ..................             -           (207)        (2,748)

     GOODWILL IMPAIRMENT CHARGE. In August 2004, as a result of the adverse ruling in the Soundview Technologies litigation described at Item 3. "Legal Proceedings," the Acacia Technologies group recorded a non-cash impairment charge, included in operating expenses, totaling $1.6 million associated with the write-down of 100% of the goodwill related to the V-chip.

     IMPAIRMENT OF COST METHOD INVESTMENT. In 2003, we recorded an impairment charge of $207,000 for an other-than-temporary decline in the fair value of our cost method investment. Impairment indicators included a continued decline in the working capital of the entity and reference to a recent equity transaction and related valuation indicating an other-than-temporary decline in fair value of the investment. In 2002, we recorded an impairment charge of $2.7 million for an other-than-temporary decline in the fair value of the same cost method investment. Impairment indicators included recurring losses, a decline in working capital and the completion of a recent equity transaction at an amount below our carrying value.

AMORTIZATION OF PATENTS (IN THOUSANDS)

                                                              2004           2003           2002
                                                          -----------    -----------    -----------
Amortization of patents ...............................   $     1,597    $     1,597    $     1,990

     The decrease in 2003, as compared to 2002, was due to a reduction in patent amortization expense due to V-chip technology related patent costs and other intangibles that were fully amortized during 2002. With the acquisition of the assets of Global Patent Holdings, as described above, we expect that a significant portion of the approximated $25.0 million purchase price will be allocated to the patents acquired, which will be amortized over the estimated economic useful lives of the respective patents, resulting in increased amortization charges in 2005 and future periods. See Note 15 to the Acacia Research Corporation consolidated financial statements for additional information.

REALIZED AND UNREALIZED GAINS/LOSSES (IN THOUSANDS)

                                                              2004           2003           2002
                                                          -----------    -----------    -----------
Realized gains (losses) on short-term investments .....             -             94         (1,184)
Unrealized losses on short-term investments ...........             -              -           (249)

     The decrease in the Acacia Technologies group's realized and unrealized gains/losses on short-term investments was due to no investments classified as trading securities held during 2004 and 2003 and the sale of the balance the Acacia Technologies group's trading securities during 2002.

INCOME TAXES (IN THOUSANDS)

                                                              2004           2003           2002
                                                          -----------    -----------    -----------
Benefit for income taxes ..............................   $       275    $       273    $       857

     The 2004, 2003 and 2002 income tax benefits primarily reflect the impact of the reversal of deferred tax liabilities related to the amortization of identifiable intangible assets related to certain of Acacia Research Corporation's step acquisitions in 2002, 2001 and 2000. $569,000 of the 2002 income tax benefit also reflects the impact of differences between the 2001 income tax provision and Acacia Research Corporation's final 2001 consolidated tax return filed in September 2002, and is the result of additional deductions against Soundview Technologies taxable income.

MINORITY INTERESTS (IN THOUSANDS)

                                                              2004           2003           2002
                                                          -----------    -----------    -----------
Minority interests ....................................   $         6    $        47    $    23,806

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

LIQUIDITY AND CAPITAL RESOURCES

     Acacia Research Corporation's consolidated cash and cash equivalents along with short-term investments totaled $52.4 million at December 31, 2004, compared to $50.5 million at December 31, 2003. Working capital at December 31, 2004 was $49.2 million, compared to $31.1 million at December 31, 2003. At December 31, 2003 working capital included $17.7 million in deferred revenues primarily related to the CombiMatrix group's agreements with Roche and Toppan, which are not subject to any refund or repayment obligations and do not represent payment obligations of Acacia Research Corporation. The increase in working capital in 2004 was due primarily to the recognition of $17.3 million in deferred Roche related contract revenues in the first quarter of 2004 and the impact of net cash flow activities as discussed below.

     The changes in cash and cash equivalents for 2004, 2003 and 2002 were comprised of the following (in thousands):

                                                    YEAR ENDED DECEMBER 31, 2004                 YEAR ENDED DECEMBER 31, 2003
                                             ------------------------------------------   ------------------------------------------
                                               ACACIA                                       ACACIA
                                             TECHNOLOGIES   COMBIMATRIX                   TECHNOLOGIES   COMBIMATRIX
                                                GROUP          GROUP       CONSOLIDATED      GROUP          GROUP       CONSOLIDATED
                                             -----------    -----------    ------------   -----------    -----------    ------------
Net cash provided by (used in) continuing
 operations:
  Operating activities ..................... $    (3,232)   $   (11,584)   $   (14,816)   $    (5,264)   $    (3,910)   $    (9,174)
  Investing activities .....................        (180)        (8,448)        (8,628)        (5,062)        (1,996)        (7,058)
  Financing activities .....................        (305)        19,227         18,922           (417)         6,435          6,018
Effect of exchange rate on cash ............           -            (17)           (17)             -            (13)           (13)
Net cash used in discontinued operations ...        (925)             -           (925)          (907)             -           (907)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Increase (decrease) in cash and cash
 equivalents ............................... $    (4,642)   $      (822)   $    (5,464)   $   (11,650)   $       516    $   (11,134)
                                             ===========    ===========    ===========    ===========    ===========    ===========

                                                    YEAR ENDED DECEMBER 31, 2002
                                             ------------------------------------------
                                               ACACIA
                                             TECHNOLOGIES   COMBIMATRIX
                                                GROUP          GROUP       CONSOLIDATED
                                             -----------    -----------    ------------
Net cash provided by (used in) continuing
 operations:
  Operating activities ..................... $    (3,519)   $   (16,142)   $   (19,661)
  Investing activities .....................      (8,342)         7,567           (775)
  Financing activities .....................      (2,048)          (818)        (2,866)
Effect of exchange rate on cash ............           -             92             92
Net cash used in discontinued operations ...        (908)             -           (908)
                                             -----------    -----------    -----------
Increase (decrease) in cash and cash
 equivalents ............................... $   (14,817)   $    (9,301)   $   (24,118)
                                             ===========    ===========    ===========

     The increase in net cash outflows from operations for the CombiMatrix group in 2004, as compared to 2003, was primarily due to a decrease in operating cash receipts from customers, which totaled $3.0 million in 2004, comprised of $1.7 million from the Department of Defense, $1.0 million from Furuno and $265,000 from the sale of array products and related services, compared to $12.8 million in the comparable 2003 period, consisting primarily of $9.8 million related to the completion of certain milestones and delivery of prototype products and services pursuant to its agreements with Roche and an up-front payment of $1.0 million and a $1.4 million milestone payment pursuant to its agreement with Toppan. The decrease in payments from customers was partially offset by the decrease in the CombiMatrix group's operating expenses and the impact of the timing of the receipt of payments from customers and payments to vendors. The change in net cash outflows from operations for the Acacia Technologies group was primarily due to an increase in DMT license fee payments received from licensees which totaled $3.1 million in 2004, as compared to $665,000, in 2003, which was partially offset by the increase in marketing, general and administrative and patent related research, commercialization and legal expenses and the impact of the timing of vendor payments.

     The decrease in net cash outflows from operations in 2003, as compared to 2002, was primarily attributable to the reduction in research and development expenses incurred by the CombiMatrix group and the decrease in consolidated marketing, general and administrative expenses, which were partially offset by the impact of the timing of vendor payments. The change was also due to an increase in operating cash receipts during 2003 from Roche and Toppan, as discussed above. Toppan related cash payments are included in deferred revenues at December 31, 2004 and 2003. In 2002, the operating cash receipts were primarily from Roche, totaling $11.6 million.

     The change in net cash flows used in investing activities was due primarily to Acacia Research Corporation's ongoing short-term cash management activities and changes in short term investments in connection with certain financing activities discussed below. Fixed asset purchases were $891,000, $86,000 and $1.1 million in 2004, 2003 and 2002, respectively.

     The change in net cash flows provided by financing activities in 2004, as compared to 2003, was due to the completion of an equity financing which raised net proceeds of approximately $13.7 million through the sale of Acacia Research
- CombiMatrix common stock during 2004, compared to equity financing net proceeds of $4.9 million during the comparable 2003 period. Financing activities in 2004 also included proceeds, primarily from the exercise of Acacia Research - CombiMatrix common stock warrants and stock options, totaling $5.2 million, compared to $1.1 million in the comparable 2003 period. Net proceeds from the sale of Acacia Research-CombiMatrix common stock, or AR-CombiMatrix stock, were attributed to the CombiMatrix group. Cash used in financing activities in 2002 was comprised primarily of payments on the CombiMatrix group's capital lease obligation totaling $2.8 million (the capital lease obligation was paid in full in November 2002) and net capital distributions to minority shareholders of subsidiaries of $318,000, which were partially offset by proceeds from stock option exercises of $242,000.

     In February 2005, Acacia Research Corporation raised gross proceeds of $19.6 million through the sale of 3,500,000 shares of Acacia Research - Acacia Technologies common stock at a price of $5.60 per share in a registered direct offering. Net proceeds raised of approximately $19.58 million, which are net of related issuance costs, were attributed to the Acacia Technologies group. All of the shares of Acacia Research-Acacia Technologies common stock were offered pursuant to an effective shelf registration statement previously filed with the Securities and Exchange Commission. Total maximum proceeds of the shelf registration are $50 million, of which $15.4 million remains available subsequent to the February 2005 direct offering described above.

     We have sustained losses since our inception contributing to an accumulated deficit of $188.2 million on a consolidated basis, which includes net losses of $4.8 million, $24.4 million and $59.0 million 2004, 2003 and 2002, respectively. Net losses include significant non-cash acquired in-process research and development, litigation and stock compensation charges as reflected in the accompanying Acacia Research Corporation consolidated results of operations data for 2004, 2003 and 2002. The consolidated accumulated deficit includes a non-cash increase related to a reclassification of accumulated deficit in the amount of $21.7 million to permanent capital representing the fair value of the ten percent (10%) stock dividend distributed to stockholders in 2001.

     There can be no assurance that we will become profitable. If we do, we may never be able to sustain profitability. We expect to incur losses for the foreseeable future. We continue to closely monitor and manage operating expenses and capital expenditures and may take steps to raise additional capital.

     Management believes that our cash and cash equivalent balances, including the net proceeds of the February 2005 equity financing and related availability under the shelf registration statement described above, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet our cash requirements through at least the next twelve months. There can be no assurances that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer. See the CombiMatrix group and the Acacia Technologies group discussion and analysis for additional factors impacting the adequacy of our available funds.


OFF-BALANCE SHEET ARRANGEMENTS

     We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2005. Other than as set forth below, we have no committed lines of credit or other committed funding or long-term debt. The following table lists Acacia Research Corporation's material known future cash commitments as of December 31, 2004, and any material known commitments arising from events subsequent to year end:

                                                               PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                  --------------------------------------------------------------
                                                                                                       2009 AND
CONTRACTUAL OBLIGATIONS                              2005         2006         2007         2008      THEREAFTER
                                                  ----------   ----------   ----------   ----------   ----------
Operating Leases ..............................   $    2,271   $    2,226   $    1,986   $    1,615   $        -
Minimum Royalty Payments(1) ...................          100          100          100          100        1,000
irsiCaixa Foundation research, development,
   and licensing agreement(3) .................          125          175          100            -            -
Leuchemix equity purchases(2) .................        1,600        2,150            -            -            -
Consulting contract(4) ........................          974        1,074           99            -            -
                                                  ----------   ----------   ----------   ----------   ----------
Total Contractual Cash Obligations ............   $    5,070   $    5,725   $    2,285   $    1,715   $    1,000
                                                  ==========   ==========   ==========   ==========   ==========

----------
(1) Refer to Note 13 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.
(2) See Note 6 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for additional information regarding the October 2004 Leuchemix transaction.
(3) Excludes any potential future payments contingent upon the completion of certain milestones in accordance with the agreement.
(4) Reflects $2.0 million consulting contract commitment, including reimbursable expenses, to be paid over two years in connection with the Acacia Technologies group's purchase of the assets of Global Patent Holdings, LLC in January 2005, as described above.

     In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT patents. No royalty obligation has been incurred as of December 31, 2004. Any royalties paid pursuant to the agreements will be expensed in the consolidated statement of operations.

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

     See Item 1. "Business," for a general overview of the CombiMatrix group's business. Although AR-CombiMatrix stock is intended to reflect the separate performance of the CombiMatrix group, rather than the performance of Acacia Research Corporation as a whole, the CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock are stockholders of Acacia Research Corporation. As a result, they continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to the CombiMatrix group could be subject to the liabilities of the Acacia Technologies group.


COMBIMATRIX GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
RESULTS OF OPERATIONS

DIVISION NET INCOME (LOSS) (IN THOUSANDS)

                                                          2004           2003           2002
                                                      -----------    -----------    -----------
Division net income (loss) ........................   $       710    $   (18,969)   $   (46,219)

     The changes in net income (loss) were primarily due to operating results and activities as discussed below.

REVENUES AND COST OF REVENUES (IN THOUSANDS)

                                                          2004           2003           2002
                                                      -----------    -----------    -----------
Research and development contract .................   $    17,302    $         -    $         -
Government contract ...............................         1,993              -            378
Cost of government contract revenues ..............        (1,874)             -              -
Service contracts .................................           116             49            155
Products ..........................................           230            407            306
Cost of product sales .............................          (173)           (99)          (263)

     RESEARCH AND DEVELOPMENT CONTRACT. In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche. As a result of completing all obligations under this agreement and in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized $17.3 million of research and development contract revenues during the first quarter of 2004, all of which were previously deferred. The majority of research and development efforts under the Roche agreement were incurred prior to 2004.

     GOVERNMENT CONTRACT AND COST OF GOVERNMENT CONTRACT REVENUES. In March 2004, the CombiMatrix group executed a two-year $5.9 million research and development contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group's commitments under its biowarfare detection contract with the Department of Defense, which was approximately 34% complete as of December 31, 2004. Based on actual costs incurred through December 31, 2004, the CombiMatrix group expects to incur approximately $2.2 million and $819,000 in research and development costs during 2005 and 2006, respectively, to complete its obligations to the Department of Defense under this contract.

     Government contract revenues in 2002 included amounts earned from the CombiMatrix group's performance under its Phase I SBIR Department of Defense contract, Phase I NIH grant and one-time contract research and development revenues. The SBIR Department of Defense and NIH grants were completed during the third quarter of 2002.

     SERVICE CONTRACTS. Service contract revenues include maintenance and service contract fees recognized by CombiMatrix K.K. from existing array customers in Japan. As of December 31, 2004, the terms of these contracts had expired.

     PRODUCT REVENUES AND COST OF PRODUCT SALES. Product revenues and costs of product sales during 2004 relate to domestic and international sales of the CombiMatrix group's array products. The CombiMatrix group launched its CustomArray(TM) DNA array platform in March 2004 and its CustomArray(TM) 12K DNA expression array in July 2004. Product revenues and cost of product sales during 2003 and 2002 were recognized by CombiMatrix K.K. from sales of DNA array synthesizers and related array products and services to Japanese research institutions.

RESEARCH AND DEVELOPMENT EXPENSES (IN THOUSANDS)

                                                          2004           2003           2002
                                                      -----------    -----------    -----------
Research and development expenses .................   $     5,294    $     8,098    $    18,187
Charge for acquired in-process
research and development ..........................             -              -         17,237

     RESEARCH AND DEVELOPMENT EXPENSES. The decrease in research and development expenses in 2004, as compared to 2003 and 2002, was primarily due to the CombiMatrix group's completion of several Roche related research and development projects during the third and fourth quarters of 2003, and final completion of the research and development agreement with Roche in the first quarter of 2004. During 2003 and 2002, the CombiMatrix group's research and development activities were driven primarily by ongoing performance obligations under the product commercialization phase of its license and research and development agreements with Roche. These activities include costs associated with direct labor, supplies and materials, development of prototype arrays and instruments and the use of outside consultants for certain engineering efforts.

     With the completion of the research and development agreement with Roche, year-to-date and future research and development expenses were and will continue to be incurred in connection with the CombiMatrix group's commitments under its collaboration and supply agreements with various strategic partners including Furuno and Toppan, as well as ongoing internal research and development efforts in the areas of genomics, drug discovery and development and material sciences. The CombiMatrix group expects its research and development expenses to continue to be volatile and such expenses could increase in future periods as additional contract and/or internal research and development agreements are undertaken.

     CHARGE FOR ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT. Operating expenses in 2002 include a non-cash charge for acquired in-process research and development of $17.2 million, related to Acacia Research Corporation's purchase of the stockholder interests in CombiMatrix Corporation that we did not already own.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES AND LEGAL SETTLEMENT CHARGES (IN THOUSANDS)

                                                          2004           2003           2002
                                                      -----------    -----------    -----------
Marketing, general and administrative expenses ....   $     9,377    $     8,714    $    10,334
Legal settlement charges ..........................           812            144         18,471

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase in 2004, as compared to 2003, was due primarily to an increase in corporate professional fees related to the CombiMatrix group's Sarbanes-Oxley compliance projects of approximately $303,000 and an increase in marketing and sales costs of approximately $447,000 related to the launch of the CombiMatrix group's CustomArray(TM) DNA array platform beginning in March 2004 and overall expansion of the CombiMatrix group's sales and marketing division.

     The decrease in 2003, as compared to 2002, was due primarily to a decrease in the CombiMatrix group's corporate legal expenses of approximately $827,000, primarily related to the settlement of litigation with Nanogen, a decrease in legal, accounting and other professional fees of approximately $704,000 related to Acacia Research Corporation's recapitalization and merger transactions completed in December 2002 and a decrease in overhead of approximately $383,000 related primarily to reduced general marketing and sales and administrative personnel. This decrease was partially offset by an increase in the CombiMatrix group's rent and utilities expenses of approximately $473,000 as a result of the increase in occupancy of its corporate headquarters in Mukilteo, Washington during 2003.

     Included in marketing, general and administrative expenses are allocated corporate charges of $689,000 in 2004, $894,000 in 2003 and $1.2 million in 2002. See "Critical Accounting Policies" for a description of the management allocation policies implemented.

     LEGAL SETTLEMENT CHARGES. In 2002, in connection with the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen the CombiMatrix group expensed a $1.0 million payment to Nanogen and recorded a non-cash charge in the amount of $17.5 million related to the fair value of CombiMatrix Corporation common shares issued to Nanogen. In addition, the CombiMatrix group recorded a net non-cash charge totaling $812,000 during 2004, which reflects the fair value of AR-CombiMatrix common stock issued and potentially issuable to Nanogen, Inc. during the period in connection with certain anti-dilution provisions of the settlement agreement. Periodic charges and the related liability are estimated based on the number of shares issuable and or potentially issuable and the AR-CombiMatrix stock price at the end of the respective reporting period. The anti-dilution provisions of the settlement agreement expire in September 2005.

NON-CASH STOCK COMPENSATION AMORTIZATION (IN THOUSANDS)

                                                          2004           2003           2002
                                                      -----------    -----------    -----------
Non-cash stock compensation amortization:
Research and development ..........................   $        91    $       466    $     1,868
Marketing, general and administrative .............           663          1,189          4,540

     The decrease was primarily due to the accelerated method of stock compensation amortization utilized which results in higher amounts of amortization in the earlier vesting periods and the impact of non-cash stock compensation expense reversals related to the forfeiture of certain unvested stock options during the respective periods. Non-cash stock compensation expense reversals totaled $185,000 in 2004 and $1.2 million in both 2003 and 2002. Non-cash deferred stock compensation amounts were fully amortized as of December 31, 2004.

MINORITY INTERESTS (IN THOUSANDS)

                                                          2004           2003           2002
                                                      -----------    -----------    -----------
Minority interests ................................   $         -    $        30    $    23,702

     The decrease was primarily due to Acacia Research Corporation's acquisition of the remaining ownership interests in CombiMatrix Corporation in December 2002 and CombiMatrix K.K. in July 2003. Acacia Research Corporation's interests in CombiMatrix K.K. have been attributed to the CombiMatrix group.

INFLATION

     Inflation has not had a significant impact on the CombiMatrix group in the current or prior periods.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2004, cash and cash equivalents and short-term investments totaled $23.7 million, compared to $17.3 million at December 31, 2003. Working capital at December 31, 2004 was $22.1 million, compared to a working capital deficit at December 31, 2003 of $1.6 million. At December 31, 2003 working capital included $17.6 million in deferred revenues primarily related to the CombiMatrix group's agreements with Roche and Toppan, which are not subject to any refund or repayment obligations and do not represent payment obligations of the CombiMatrix group. Working capital increased in 2004 due primarily to the recognition of $17.3 million in Roche related deferred contract revenues in the first quarter of 2004 and the impact of net cash flow activities as discussed below.

     The change in cash and cash equivalents for the years ended December 31, 2004, 2003 and 2002 was comprised of the following (in thousands):

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------
                                                                 2004           2003           2002
                                                             -----------    -----------    -----------
Net cash provided by (used in) continuing operations:
  Operating activities ...................................   $   (11,584)   $    (3,910)   $   (16,142)
  Investing activities ...................................        (8,448)        (1,996)         7,567
  Financing activities ...................................        19,227          6,435           (818)
Effect of exchange rate on cash ..........................           (17)           (13)            92
                                                             -----------    -----------    -----------
(Decrease) increase in cash and cash equivalents .........   $      (822)   $       516    $    (9,301)
                                                             ===========    ===========    ===========

     The increase in net cash outflows from operations for the CombiMatrix group in 2004, compared to 2003, was primarily due to a decrease in operating cash receipts from customers, which totaled $3.0 million in 2004, comprised of $1.7 million from the Department of Defense, $1.0 million from Furuno and $265,000 from the sale of array products and related services, compared to $12.8 million in the comparable 2003 period, consisting primarily of $9.8 million related to the completion of certain milestones and delivery of prototype products and services pursuant to its agreements with Roche and an up-front payment of $1.0 million and a $1.4 million milestone payment pursuant to its agreement with Toppan. The decrease in payments from customers was partially offset by the decrease in operating expenses and the impact of the timing of the receipt of payments from customers and payments to vendors.

     The decrease in net cash outflows from operations in 2003, as compared to 2002, was primarily attributable to the reduction in research and development expenses incurred by the CombiMatrix group and the decrease in marketing, general and administrative expenses as discussed above. The change was also due to an increase in operating cash receipts during 2003, from Roche and Toppan, as discussed above. Toppan related cash payments are included in deferred revenues at December 31, 2004 and 2003. In 2002, the CombiMatrix group's negative cash flows from operations was due primarily to the continued expansion of the group's research and development activities including its efforts under its Roche and NASA agreements executed in 2001. Losses from operations in 2002 were partially offset by the receipt of milestone and advance payments of $11.6 million primarily from Roche.

     The change in net cash flows used in investing activities was due primarily to the CombiMatrix group's ongoing short term cash management activities and changes in short term investments in connection with certain financing activities discussed below. Fixed asset purchases were $810,000, $83,000 and $1.0 million in 2004, 2003 and 2002, respectively.

     The change in net cash inflows attributed to the CombiMatrix group from financing activities in 2004, compared to 2003, was due to the completion of an equity financing which raised net proceeds of approximately $13.7 million through the sale of Acacia Research - CombiMatrix common stock during 2004, compared to equity financing net proceeds of $4.9 million during the comparable 2003 period. Financing activities in 2004 also included proceeds from the exercise of Acacia Research - CombiMatrix common stock warrants and stock options, totaling $5.1 million, compared to $1.0 million in the comparable 2003 period. Cash used in financing activities in 2002 was comprised primarily of payments on the CombiMatrix group's capital lease obligation totaling $2.8 million (the capital lease obligation was paid in full in November 2002), which were partially offset by proceeds from stock option exercises of $106,000.

     To date, the CombiMatrix group has relied primarily upon selling equity securities as well as payments from strategic partners to generate the funds needed to finance the implementation of the CombiMatrix group's business strategies. The CombiMatrix group cannot assure that it will not encounter unforeseen difficulties that may deplete capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt or other external financings, however the CombiMatrix group cannot assure that additional funding will be available on favorable terms, if at all. If the CombiMatrix group fails to obtain additional funding when needed, the CombiMatrix group may not be able to execute its business strategies and its business may suffer.

     The CombiMatrix group's long-term capital requirements will be substantial and the adequacy of its available funds will depend upon many factors, including:

     o the costs of commercialization activities, including sales and marketing, manufacturing and capital equipment;

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

OFF-BALANCE SHEET ARRANGEMENTS

     The CombiMatrix group has not entered into off-balance sheet financing arrangements, other than operating leases. The CombiMatrix group has no significant commitments for capital expenditures in 2005. Other than as set forth below, the CombiMatrix group has no committed lines of credit or other committed funding or long-term debt. The following table lists the CombiMatrix group's material known future cash commitments as of December 31, 2004:

                                                               PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                  --------------------------------------------------------------
                                                                                                       2009 AND
CONTRACTUAL OBLIGATIONS                              2005         2006         2007         2008      THEREAFTER
                                                  ----------   ----------   ----------   ----------   ----------
Operating Leases (2) ..........................   $    1,923   $    1,836   $    1,937   $    1,615   $        -

Minimum Royalty Payments(1) ...................          100          100          100          100        1,000
irsiCaixa Foundation research, development,
   and licensing agreement(4) .................          125          175          100            -            -
Leuchemix equity purchases(3) .................        1,600        2,150            -            -            -
                                                  ----------   ----------   ----------   ----------   ----------
Total Contractual Cash Obligations ............   $    3,748   $    4,261   $    2,137   $    1,715   $    1,000
                                                  ==========   ==========   ==========   ==========   ==========

----------
(1) Refer to Note 13 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.
(2) Excludes any allocated rent expense in connection with Acacia Research Corporation's management allocation policies.
(3) See Note 5 to the CombiMatrix group financial statements for additional information regarding the October 2004 Leuchemix transaction.
(4) Excludes any potential future payments contingent upon the completion of certain milestones in accordance with the agreement.

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

     At December 31, 2004, the CombiMatrix group had certain assets and liabilities denominated in Japanese Yen as a result of forming CombiMatrix K.K. However, due to the relative insignificance of those amounts, the CombiMatrix group does not believe that it has significant exposure to foreign currency exchange rate risks. The CombiMatrix group currently does not use derivative financial instruments to mitigate this exposure. The CombiMatrix group continues to review this and may begin hedging certain foreign exchange risks through the use of currency forwards or options in future periods.

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

GENERAL

     See Item 1. "Business," for a description of the Acacia Technologies group's business. Although the AR-Acacia Technologies stock is intended to reflect the separate performance of the Acacia Technologies group, rather than the performance of Acacia Research Corporation as a whole, the Acacia Technologies group is not a separate legal entity. Holders of the AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, they continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of Acacia Research Corporation's businesses, assets and liabilities. The assets Acacia Research Corporation attributes to the Acacia Technologies group could be subject to the liabilities of the CombiMatrix group.


ACACIA TECHNOLOGIES GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
RESULTS OF OPERATIONS

DIVISION NET LOSS (IN THOUSANDS)

                                                             2004            2003            2002
                                                         ------------    ------------    ------------
Division net loss ....................................   $     (5,543)   $     (5,451)   $    (12,754)

     The changes in net loss were primarily due to operating results and activities as discussed below.


REVENUES (IN THOUSANDS)

                                                             2004            2003            2002
                                                         ------------    ------------    ------------
License fees .........................................   $      4,284    $        692    $         43

     LICENSE FEES. License fee revenues are comprised of DMT technology license fees and previously deferred V-chip technology license fees recognized by the Acacia Technologies group. DMT technology license fees were $2.8 million and $692,000 in 2004 and 2003, respectively. The increase was primarily due to the significant growth in the number of DMT technology license agreements executed since March 31, 2003. During 2004, we executed 170 DMT license agreements. License fee revenues will fluctuate from period to period based on the increase in license agreements executed, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee statements and or payments from licensees, and other factors. Periodic license fee revenues may include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received. DMT license fees related to prior periods of infringement for the periods presented above were not significant. Costs incurred in connection with the Acacia Technologies group's ongoing licensing activities are included in marketing, general and administrative expenses and do not expect to receive any additional V-chip related revenues in future periods.

     License fee revenues for 2004 include $1.5 million in previously deferred V-chip license fees (originally deferred in 2001) recognized as a result of the conclusion of V-chip related litigation in August 2004, as described at Item 3. "Legal Proceedings." We concluded our V-chip licensing program in August 2004.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE (IN THOUSANDS)

                                                             2004            2003            2002
                                                         ------------    ------------    ------------
Marketing, general and administrative expenses .......   $      5,049    $      4,317    $      6,883
Legal expenses - patents .............................          3,133           1,886           1,415

     MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The change in 2004, as compared to 2003, was due primarily to an increase in costs related to the addition of licensing and business development personnel of $418,000, an increase in patent related commercialization costs of $110,000, and an increase in corporate professional fees related to the group's Sarbanes-Oxley compliance projects of $318,000.

     The decrease in 2003, as compared to 2002, was due primarily to a decrease in legal, accounting and other professional fees related to Acacia Research Corporation's recapitalization and merger transactions completed in December 2002 of $1.3 million, a decrease in overhead related to a reduction in general and administrative personnel of $837,000 and a decrease in general and administrative expenses of $546,000. This decrease was partially offset by an increase in costs related to the Acacia Technologies group's ongoing DMT patent commercialization and enforcement efforts, including increased consulting and engineering costs related to new patent claims, enforcement and the identification of additional potential licensees of our DMT technology of $219,000.

     LEGAL EXPENSE - PATENTS. Patent related legal expenses in 2004 included $668,000 in deferred V-chip related legal fees recognized as a result of the conclusion of V-chip related litigation in August 2004, as described at Item 3. "Legal Proceedings." The Acacia Technologies group's patent related legal expenses, excluding V-chip related legal fees, increased to $2.5 million during 2004, as compared to $1.9 million, and $1.4 million in the comparable 2003 and 2002 periods, due to an increase in costs incurred in connection with the Acacia Technologies group's ongoing DMT patent commercialization and enforcement programs, including increased legal costs related to new patent claims and the identification of additional potential licensees of our DMT technology and increased patent enforcement costs related to ongoing DMT patent related litigation. See Item 3. "Legal Proceedings" for a description of ongoing DMT related litigation. We expect patent related legal expenses to continue to fluctuate based on actual outside patent counsel fees incurred in connection with the Acacia Technologies group's ongoing DMT and other patent commercialization and enforcement programs. DMT related legal fees to outside attorneys are charged based on actual time and out-of-pocket expenses incurred by external counsel and are not incurred on a contingent fee basis.

     In connection with the January 2005 acquisition as described above, the Acacia Technologies group acquired 27 additional patent portfolios. Although most litigation with respect to those portfolios is likely to be handled on a contingency basis where attorneys fees are paid out of license fee revenues collected, certain other costs and expenses in connection with the Acacia Technologies group's maintenance, licensing, and enforcement of patents are likely to increase as a result of the acquisition including patent filing fees, patent development costs, travel costs, expert and consulting fees, and other third-party expenses.

IMPAIRMENT CHARGES (IN THOUSANDS)

                                                             2004            2003            2002
                                                         ------------    ------------    ------------
Goodwill impairment charge ...........................   $     (1,656)   $          -    $          -
Impairment charge ....................................              -            (207)         (2,748)

     GOODWILL IMPAIRMENT CHARGE. In August 2004, as a result of the adverse ruling in the Soundview Technologies litigation described at Item 3. "Legal Proceedings," the Acacia Technologies group recorded a non-cash impairment charge, included in operating expenses, totaling $1.6 million associated with the write-down of 100% of the goodwill related to the V-chip.

     IMPAIRMENT OF COST METHOD INVESTMENT. In 2003, we recorded an impairment charge of $207,000 for an other-than-temporary decline in the fair value of our cost method investment. Impairment indicators included a continued decline in the working capital of the entity and reference to a recent equity transaction and related valuation indicating an other-than-temporary decline in fair value of the investment. In 2002, we recorded an impairment charge of $2.7 million for an other-than-temporary decline in the fair value of the same cost method investment. Impairment indicators included recurring losses, a decline in working capital and the completion of a recent equity transaction at an amount below our carrying value.

AMORTIZATION OF PATENTS (IN THOUSANDS)

                                                             2004            2003            2002
                                                         ------------    ------------    ------------
Amortization of patents ..............................   $        501    $        502    $      1,591

     The decrease in 2003, as compared to 2002, was due to a reduction in patent amortization expense due to V-chip technology related patent costs and other intangibles that were fully amortized during 2002. With the acquisition of the assets of Global Patent Holdings, as described above, we expect that a significant portion of the approximated $25.0 million purchase price will be allocated to the patents acquired, which will be amortized over the economic useful lives of the respective patents, resulting in increased amortization charges in 2005 and future periods. See Note 15 to the Acacia Research Corporation consolidated financial statements for additional information.

REALIZED AND UNREALIZED GAINS/LOSSES (IN THOUSANDS)

                                                             2004            2003            2002
                                                         ------------    ------------    ------------
Realized gains (losses) on short-term investments ....              -              94          (1,184)
Unrealized losses on short-term investments ..........              -               -            (249)

     The decrease is due to no investments classified as trading securities held during 2004 and 2003 and the sale of the balance of our trading securities during 2002.

INCOME TAXES (IN THOUSANDS)

                                                             2004            2003            2002
                                                         ------------    ------------    ------------
Benefit for income taxes .............................            139             137             710

     The 2004, 2003 and 2002 income tax benefits primarily reflect the impact of the reversal of deferred tax liabilities related to the amortization of identifiable intangible assets related to certain of Acacia Research Corporation's step acquisitions in 2002, 2001 and 2000. $569,000 of the 2002 income tax benefit also reflects the impact of differences between the 2001 income tax provision and Acacia Research Corporation's final 2001 consolidated tax return filed in September 2002, and is the result of additional deductions against Soundview Technologies taxable income.

INFLATION

     Inflation has not had a significant impact on the Acacia Technologies group in the current or previous periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Acacia Technologies group's cash and cash equivalents and short-term investments totaled $28.6 million at December 31, 2004, compared to $33.2 million at December 31, 2003. Working capital at December 31, 2004 was $27.1 million, compared to $32.7 million at December 31, 2003.

     The changes in cash and cash equivalents for 2004, 2003 and 2002 were comprised of the following (in thousands):

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                            --------------------------------------------
                                                                2004            2003            2002
                                                            ------------    ------------    ------------
Net cash provided by (used in) continuing operations:
  Operating activities ..................................   $     (3,232)   $     (5,264)   $     (3,519)
  Investing activities ..................................           (180)         (5,062)         (8,342)
  Financing activities ..................................           (305)           (417)         (2,048)
Net cash used in discontinued operations ................           (925)           (907)           (908)
                                                            ------------    ------------    ------------
Increase (decrease) in cash and cash equivalents ........   $     (4,642)   $    (11,650)   $    (14,817)
                                                            ============    ============    ============

     The change in net cash outflows from operations for the Acacia Technologies group was primarily due to an increase in DMT license fee payments received from licensees which totaled $3.1 million in 2004, compared to $665,000, in the comparable 2003 period, which was partially offset by the increase in marketing, general and administrative expenses as discussed above and the impact of the timing of vendor payments.

     The increase in net cash outflows from operations in 2003, as compared to 2002, was primarily due to an increase in costs incurred in connection with the launch of the Acacia Technologies group's ongoing DMT patent commercialization and enforcement programs, including increased legal costs related to new patent claims and the identification of additional potential licensees of our DMT technology and the timing of vendor payments, primarily related to professional fees incurred in connection with Acacia Research Corporation's merger and recapitalization transaction completed 2002. The increase in costs was partially offset by payments received from licensees in 2003 totaling $665,000 in connection with the launch of the Acacia Technologies group's DMT licensing program.

     The change in net cash flows provided by (used in) continuing investing was primarily due to the purchases and sales of short-term investments in connection with the Acacia Technologies group's ongoing short-term cash management activities.

     Net cash outflows attributed to the Acacia Technologies group from financing activities in 2004, 2003 and 2002 were comprised of corporate and acquisition costs allocated to the CombiMatrix group of $396,000, $620,000 and $1.9 million, respectively, partially offset by AR-Acacia Technologies sock option exercise proceeds of $90,000, $190,000 and $136,000, respectively.

     In February 2005, Acacia Research Corporation raised gross proceeds of $19,600,000 through the sale of 3,500,000 shares of Acacia Research - Acacia Technologies common stock at a price of $5.60 per share in a registered direct offering. Net proceeds raised of approximately $19,575,000, which are net of related issuance costs, were attributed to the Acacia Technologies group. All of the shares of Acacia Research-Acacia Technologies common stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.

     The Acacia Technologies group believes that its cash and cash equivalent balances, including the proceeds from the February 2005 equity financing described above, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements through at least the next twelve months.

     To date, the Acacia Technologies group has relied primarily upon selling of Acacia Research Corporation equity securities and payments from our V-chip licensees (primarily in 2001) and DMT licensees (2003 to current) to generate the funds needed to finance the operations of the Acacia Technologies group. As discussed earlier, the V-chip patent expired in July 2003, and the Judge affirmed the ruling of non-infringement as discussed above. In 2003, the Acacia Technologies group began to commercially license its DMT technology recognizing approximately $3.5 million in DMT license fee revenues to date, and intends to acquire and develop additional intellectual property. In July 2004, the Acacia Technologies group acquired U.S. Patent No. 6,226,677 from LodgeNet Entertainment Corporation, which covers technology and methods for redirecting users to a login page when accessing the Internet, and launched its licensing and enforcement program for this patent in the third quarter of 2004. Acacia Global Acquisition Corporation's acquisition of the assets of Global Patent Holdings, LLC as discussed above, provides the Acacia Technologies group with ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. The acquisitions expand and diversify the Acacia Technologies group's revenue generating opportunities.

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

OFF-BALANCE SHEET ARRANGEMENTS

     The Acacia Technologies group has not entered into off-balance sheet financing arrangements, other than operating leases. The Acacia Technologies group has no significant commitments for capital expenditures in 2005. Other than as set forth below, the Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. The following table lists the Acacia Technologies group's material known future cash commitments as of December 31, 2004, and material known commitments arising from events subsequent to year end:

                                                               PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                  --------------------------------------------------------------
                                                                                                       2009 AND
CONTRACTUAL OBLIGATIONS                              2005         2006         2007         2008      THEREAFTER
                                                  ----------   ----------   ----------   ----------   ----------
Operating Leases (1) ..........................   $      348   $      390   $       49   $        -   $        -

Consulting contract (2) .......................          974        1,074           99            -            -
                                                  ----------   ----------   ----------   ----------   ----------
Total Contractual Cash Obligations ............   $    1,322   $    1,464   $      148   $        -   $        -
                                                  ==========   ==========   ==========   ==========   ==========

-------------
(1) Excludes any allocated rent expense in connection with Acacia Research Corporation's management allocation policies.
(2) Reflects $2.0 million consulting contract commitment, including reimbursable expenses, to be paid over two years in connection with the Acacia Technologies group's purchase of the assets of Global Patent Holdings, LLC in January 2005, as described above.

     In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT patents. No royalty obligation has been incurred as of December 31, 2004. Any royalties paid pursuant to the agreements will be expensed in the statement of operations.

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


RISK FACTORS

     An investment in our stock involves a number of risks. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this annual report. If any of the risks incorporated by reference into this annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment. You should carefully review the "Risk Factors" set forth on pages 3 through 21 of our Form S-3 Registration Statement filed on February 1, 2005, incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Refer to the caption "Quantitative and Qualitative Disclosures About Market Risk" for Acacia Research Corporation, the CombiMatrix group and the Acacia Technologies group under Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2004, all of our investments were in money market funds, high-grade corporate bonds, certificates of deposit and U.S. government debt securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of December 31, 2004. See Note 3 to the Acacia Research Corporation consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


ITEM 9A. CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

     Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.


ITEM 9B. OTHER INFORMATION

     None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as provided below, the information required by this Item is incorporated by reference from the information under the captions entitled "Election of Directors-Nominees," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the SEC no later than April 30, 2005.

CODE OF CONDUCT.

     Acacia Research Corporation has adopted a Code of Conduct that applies to all of its employees, including its chief executive officer, chief financial and accounting officer, president and any persons performing similar functions. Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the information under the caption entitled "Executive Officer Compensation and Other Information" in our definitive proxy statement to be filed with the SEC no later than April 30, 2005.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item is incorporated by reference from the information under the caption entitled "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement to be filed with the SEC no later than April 30, 2005.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the information under the caption entitled "Certain Transactions" in our definitive proxy statement to be filed with the SEC no later than April 30, 2005.


ITEM 14. PRINICPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item is incorporated by reference from the information under the caption entitled "Audit Committee Report" in our definitive proxy statement to be filed with the SEC no later than April 30, 2005.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES


(a)  The following documents are filed as part of this report.

(1)  Financial Statements

     Acacia Research Corporation Consolidated Financial Statements          PAGE
                                                                            ----

     Report of Independent Registered Public Accounting Firm................F-1
     Consolidated Balance Sheets as of December 31, 2004 and 2003...........F-2
     Consolidated Statements of Operations and Comprehensive Loss
        for the Years Ended December 31, 2004, 2003 and 2002................F-3
     Consolidated Statements of Stockholders' Equity for the Years
        Ended December 31, 2004, 2003 and 2002..............................F-4
     Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2004, 2003 and 2002....................................F-5
     Notes to Consolidated Financial Statements.............................F-6


     *CombiMatrix Group Financial Statements                                PAGE
     (A Division of Acacia Research Corporation)                            ----

     Report of Independent Registered Public Accounting Firm................F-43
     Balance Sheets as of December 31, 2004 and 2003........................F-44
     Statements of Operations
        for the Years Ended December 31, 2004, 2003 and 2002................F-45
     Statements of Allocated Net Worth for the Years
        Ended December 31, 2004, 2003 and 2002..............................F-46
     Statements of Cash Flows for the Years Ended
        December 31, 2004, 2003 and 2002....................................F-47
     Notes to Financial Statements..........................................F-48


     *Acacia Technologies Group Financial Statements                        PAGE
     (A Division of Acacia Research Corporation)                            ----

     Report of Independent Registered Public Accounting Firm................F-64
     Balance Sheets as of December 31, 2004 and 2003........................F-65
     Statements of Operations
        for the Years Ended December 31, 2004, 2003 and 2002................F-66
     Statements of Allocated Net Worth for the Years
        Ended December 31, 2004, 2003 and 2001..............................F-67
     Statements of Cash Flows for the Years Ended
        December 31, 2004, 2003 and 2002....................................F-68
     Notes to Financial Statements..........................................F-69

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

(3)  Exhibits

     See Item 15(b) below

(b) Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:


EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

  2.1 Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
  2.2 Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (attached as Annex A to the Prospectus/Proxy Statement included in this Registration Statement)
  3.1    Restated Certificate of Incorporation (2)
  3.2    Amended and Restated Bylaws (3)
 10.1    Acacia Research Corporation 1996 Stock Option Plan, as amended (4)
 10.2 Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (5)
 10.3    CombiMatrix Corporation 1998 Stock Option Plan (6)
 10.4    CombiMatrix Corporation 2000 Stock Awards Plan (6)
 10.5    2002 CombiMatrix Stock Incentive Plan (7)
 10.6    2002 Acacia Technologies Stock Incentive Plan (8)
 10.7 Lease Agreement between Soundbreak.com Incorporated and 8730 Sunset Towers and related Guaranty (9)
 10.8 Lease Agreement dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (10)
 10.9 Settlement Agreement dated September 30, 2002, by and among Acacia Research Corporation, CombiMatrix Corporation, Donald D. Montgomery, Ph.D. and Nanogen, Inc.(6)
10.10+ Research & Development Agreement dated September 25, 2002, between CombiMatrix Corporation and Roche Diagnostics GmbH (6)
10.11+ License Agreement dated September 25, 2002 between CombiMatrix Corporation and Roche Diagnostics GmbH (6)
10.12    Form of Indemnification Agreement (11)
10.13 Series A Preferred Stock Purchase Agreement dated October 1, 2004, by and between Leuchemix, Inc. and CombiMatrix Corporation (12)
10.14 Investor Rights Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation (12)
10.15 Voting Agreement dated October 1, 2004, by and among Leuchemix, Inc., CombiMatrix Corporation and the holders of the Common Stock set forth on Exhibit A attached thereto (12)
10.16 Right of First Refusal and Co-Sale Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation (11)
10.17 Letter of Intent dated December 15, 2004 between Acacia Research Corporation and Global Patent Holdings LLC
 21.1    List of Subsidiaries
 23.1 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of Acacia Research Corporation)
 23.2 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of CombiMatrix Corporation)
 23.3 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of the Acacia Technologies group and the CombiMatrix group)
 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1 Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

+ Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.

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

(3) Incorporated by reference from Acacia Research Corporation's Quarterly Report on Form 10-Q filed on August 10, 2001 (SEC File No. 000-26068).

(4) Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).

(5) Incorporated by reference from Acacia Research Corporation's Definitive Proxy as Appendix A Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).

(6) Incorporated by reference to Acacia Research Corporation's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(7) Incorporated by reference as Appendix D to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(8) Incorporated by reference as Appendix E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(9) Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q filed on November 15, 1999 (SEC File No. 000-26068).

(10) Incorporated by reference from Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 (SEC File No. 000-26068).

(11) Incorporated by reference from Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (SEC File No. 000-26068)

(12) Incorporated by reference from Acacia Research Corporation's Quarterly Report on Form 10-Q filed on November 5, 2004 (SEC File No. 000-26068).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 15, 2005                     ACACIA RESEARCH CORPORATION


                                               /s/ Paul R. Ryan
                                         ----------------------------
                                                 Paul R. Ryan
                                             CHAIRMAN OF THE BOARD
                                          AND CHIEF EXECUTIVE OFFICER
                                             (AUTHORIZED SIGNATORY)

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

        SIGNATURE                         TITLE                        DATE
        ---------                         -----                        ----

/s/ Paul R. Ryan                Chairman of the Board and         March 15, 2005
----------------------------    Chief Executive Officer
    Paul R. Ryan                (Principal Chief Executive)


/s/ Robert L. Harris, II        Director and President            March 15, 2005
----------------------------
    Robert L. Harris, II


/s/ Clayton J. Haynes           Chief Financial Officer           March 15, 2005
----------------------------    (Principal Financial Officer)
    Clayton J. Haynes


/s/ Thomas B. Akin              Director                          March 15, 2005
----------------------------
    Thomas B. Akin


/s/ Fred A. de Boom             Director                          March 15, 2005
----------------------------
    Fred A. de Boom


/s/ Edward W. Frykman           Director                          March 15, 2005
----------------------------
    Edward W. Frykman


/s/ G. Louis Graziadio, III     Director                          March 15, 2005
----------------------------
    G. Louis Graziadio, III


/s/ Amit Kumar, Ph.D.           Director                          March 15, 2005
----------------------------
    Amit Kumar, Ph.D.


/s/ Rigdon Currie               Director                          March 15, 2005
----------------------------
    Rigdon Currie

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

We have completed an integrated audit of Acacia Research Corporation's December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its December 31, 2003 and December 31, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial statements
---------------------------------

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 56 present fairly, in all material respects, the financial position of Acacia Research Corporation and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting
-----------------------------------------

Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the COSO.

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate


/s/PricewaterhouseCoopers LLP

Los Angeles, California
March 14, 2005

                                                  ACACIA RESEARCH CORPORATION
                                                  CONSOLIDATED BALANCE SHEETS
                                               AS OF DECEMBER 31, 2004 AND 2003
                                    (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                                                                 DECEMBER 31,    DECEMBER 31,
                                                                                                     2004            2003
                                                                                                 ------------    ------------
                                            ASSETS

Current assets:
  Cash and cash equivalents .................................................................   $     18,735    $     24,199
  Short-term investments ....................................................................         33,623          26,301
  Accounts receivable, net of allowance for doubtful accounts of $0 (2004) and $145 (2003) ...            536             323
  Prepaid expenses, inventory, and other assets .............................................            983           1,180
                                                                                                 ------------    ------------

    Total current assets ....................................................................         53,877          52,003

Property and equipment, net of accumulated depreciation and amortization ....................          2,434           2,823
Patents, net of accumulated amortization of $4,758 (2004) and $3,165 (2003) ..................         12,063          13,683
Goodwill ...................................................................................         19,545          21,200
Other assets ...............................................................................            408             331
                                                                                                 ------------    ------------

                                                                                                 $     88,327    $     90,040
                                                                                                 ============    ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, accrued expenses and other ..............................................   $      4,139    $      3,244
  Current portion of deferred revenues ......................................................            494          17,670
                                                                                                 ------------    ------------

    Total current liabilities ...............................................................          4,633          20,914

Deferred income taxes .......................................................................          2,981           3,260
Deferred revenues, net of current portion ...................................................          3,893           4,339
Other liabilities ..........................................................................            406               -
                                                                                                 ------------    ------------

    Total liabilities .......................................................................         11,913          28,513
                                                                                                 ------------    ------------

Minority interests .........................................................................            778           1,127
                                                                                                 ------------    ------------

Commitments and contingencies (Note 13)

Redeemable Stockholders' equity:
  Preferred stock
    Acacia Research Corporation, par value $0.001 per share;
      10,000,000 shares authorized; no shares issued or outstanding .........................              -               -
  Common stock
    Acacia Research - Acacia Technologies stock, par value $0.001 per share; 50,000,000 shares authorized; 19,811,524 and
      19,739,984 shares issued and outstanding as of December 31, 2004
      and December 31, 2003, respectively ...................................................             20              20
    Acacia Research - CombiMatrix stock, par value $0.001 per share;
      50,000,000 shares authorized;  31,200,496 and 26,328,122 shares issued and outstanding as of December 31, 2004 and
      December 31, 2003, respectively .......................................................             31              26
  Additional paid-in capital ................................................................        263,900         244,517
  Deferred stock compensation ...............................................................              -            (766)
  Accumulated comprehensive income ..........................................................            (77)              8
  Accumulated deficit .......................................................................       (188,238)       (183,405)
                                                                                                 ------------    ------------

    Total stockholders' equity ..............................................................         75,636          60,400
                                                                                                 ------------    ------------

                                                                                                 $     88,327    $     90,040
                                                                                                 ============    ============


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                              F-2

                                                ACACIA RESEARCH CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)


                                                                                 2004            2003            2002
                                                                             ------------    ------------    ------------
Revenues:
  Research and development contract .....................................   $     17,302    $          -    $          -
  License fees ..........................................................          4,284             692              43
  Government contract ...................................................          1,993               -             378
  Service contracts .....................................................            116              49             155
  Products ..............................................................            230             407             306
                                                                             ------------    ------------    ------------

    Total revenues ......................................................         23,925           1,148             882
                                                                             ------------    ------------    ------------

Operating expenses:
  Cost of government contract revenues ..................................          1,874               -               -
  Cost of product sales .................................................            173              99             263
  Research and development expenses .....................................          5,294           8,098          18,187
  Charge for acquired in-process research and development ...............              -               -          17,237
  Non-cash stock compensation amortization - research and development ...             91             466           1,868
  Marketing, general and administrative expenses ........................         17,559          14,917          18,632
  Non-cash stock compensation amortization - marketing,
    general and administrative ..........................................            663           1,189           4,559
  Goodwill impairment charge ............................................          1,656               -               -
  Amortization of patents ...............................................          1,597           1,597           1,990
  Legal settlement charges ..............................................            812             144          18,471
                                                                             ------------    ------------    ------------

    Total operating expenses ............................................         29,719          26,510          81,207
                                                                             ------------    ------------    ------------

    Operating income (loss) .............................................         (5,794)        (25,362)        (80,325)
                                                                             ------------    ------------    ------------

Other income (expense):
  Impairment charge .....................................................              -            (207)         (2,748)
  Interest income .......................................................            801             735           1,209
  Realized gains (losses) on short-term investments .....................              -              94          (1,184)
  Unrealized losses on short-term investments ...........................              -               -            (249)
  Interest expense ......................................................              -               -            (203)
  Other income ..........................................................            (17)              -              64
                                                                             ------------    ------------    ------------

    Total other income (expense) ........................................            784             622          (3,111)
                                                                             ------------    ------------    ------------

Income (loss) from continuing operations before income taxes
  and minority interests ................................................         (5,010)        (24,740)        (83,436)

Benefit for income taxes ................................................            275             273             857
                                                                             ------------    ------------    ------------

Income (loss) from continuing operations before minority
  interests .............................................................         (4,735)        (24,467)        (82,579)

Minority interests ......................................................              6              47          23,806
                                                                             ------------    ------------    ------------

Income (loss) from continuing operations ................................         (4,729)        (24,420)        (58,773)
                                                                             ------------    ------------    ------------

Discontinued operations:

  Estimated loss on disposal of discontinued operations .................           (104)              -            (200)
                                                                             ------------    ------------    ------------

Net income (loss) .......................................................         (4,833)        (24,420)        (58,973)
                                                                             ------------    ------------    ------------

  Unrealized gains (losses) on short-term investments ...................            (65)            (25)            (38)
  Unrealized gains (losses) on foreign currency translation .............            (20)             35              40
                                                                             ------------    ------------    ------------

Comprehensive income (loss) .............................................   $     (4,918)   $    (24,410)   $    (58,971)
                                                                             ============    ============    ============

Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
  Loss from continuing operations .......................................   $     (5,439)   $     (5,451)   $    (12,554)
    Basic and diluted loss per share ....................................          (0.27)          (0.28)          (0.64)
  Loss from discontinued operations .....................................   $       (104)   $          -    $       (200)
    Basic and diluted loss per share ....................................          (0.01)              -           (0.01)
  Net loss ..............................................................   $     (5,543)   $     (5,451)   $    (12,754)
    Basic and diluted loss per share ....................................          (0.28)          (0.28)          (0.65)

Attributable to the CombiMatrix group:
Basic
  Net income (loss) .....................................................   $        710    $    (18,969)   $    (46,219)
    Basic earnings (loss) per share .....................................           0.02           (0.76)          (2.01)
Diluted
  Net income (loss) .....................................................   $        710    $    (18,969)   $    (46,219)
    Diluted earnings (loss) per share ...................................           0.02           (0.76)          (2.01)

Weighted average shares:
  Acacia Research - Acacia Technologies stock:
    Basic and diluted ...................................................     19,784,883      19,661,655      19,640,808
                                                                             ============    ============    ============
  Acacia Research - CombiMatrix stock:
    Basic ...............................................................     29,962,596      24,827,819      22,950,746
                                                                             ============    ============    ============
    Diluted .............................................................     30,995,663      24,827,819      22,950,746
                                                                             ============    ============    ============


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                           F-3

                                              ACACIA RESEARCH CORPORATION
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                        (IN THOUSANDS, EXCEPT SHARE INFORMATION)


                                                       Acacia        AR-Acacia   AR-Combi-      Acacia      AR-Acacia    AR-Combi-
                                                      Research     Technologies    Matrix      Research    Technologies   Matrix
                                                     Corporation    Redeemable   Redeemable  Corporation    Redeemable   Redeemable
                                                    Common Shares     Common       Common    Common Stock    Common       Common
                                                    (Predecessor)     Shares       Shares    (Predecessor)    Stock        Stock
                                                    -------------  ------------ ------------ ------------  ------------ ------------
2002
Balance at December 31, 2001 ......................   19,592,459             -            -           20             -            -
Net loss ..........................................            -             -            -            -             -            -
Stock options exercised ...........................       48,349             -            -            -             -            -
Decrease in capital due to issuance of stock
  by subsidiaries .................................            -             -            -            -             -            -
Compensation expense relating to stock options ....            -             -            -            -             -            -
Unrealized loss on short-term investments .........            -             -            -            -             -            -
Unrealized gain on foreign currency translation ...            -             -            -            -             -            -
Dividends paid by subsidiary ......................            -             -            -            -             -            -
Stock cancellation due to recapitalization ........  (19,640,808)            -            -          (20)            -            -
Stock issuance due to recapitalization ............            -    19,640,808   10,963,499            -            20           11
Stock issuance related to acquisition of
  additional CombiMatrix Corporation shares .......            -             -   11,987,052            -             -           12
Stock options exercised ...........................            -             -       14,228            -             -            -
Compensation expense relating to stock options ....            -             -            -            -             -            -
                                                     -----------   -----------  -----------  -----------   -----------  -----------
Balance at December 31, 2002 ......................            -    19,640,808   22,964,779            -            20           23

2003
Net loss ..........................................            -             -            -            -             -            -
Stock options exercised ...........................            -        99,176      253,036            -             -            -
Warrants exercised ................................            -             -      163,637            -             -            -
Employee stock grant ..............................            -             -       18,000            -             -            -
Units issued in private placement, net ............            -             -    2,416,502            -             -            2
Deferred stock compensation .......................            -             -            -            -             -            -
Compensation expense relating to stock options ....            -             -            -            -             -            -
Stock option cancellations ........................            -             -            -            -             -            -
Unrealized loss on short-term investments .........            -             -            -            -             -            -
Unrealized gain on foreign currency translation ...            -             -            -            -             -            -
Legal settlement (see Note 13) ....................            -             -       16,378            -             -            -
Stock issuance related to acquisitions
  (see Note 8) ....................................            -             -      495,790            -             -            1
                                                     -----------   -----------  -----------  -----------   -----------  -----------
Balance at December 31, 2003 ......................            -    19,739,984   26,328,122            -            20           26

2004
Net loss ..........................................            -             -            -            -             -            -
Stock options exercised ...........................            -        71,540      987,911            -             -            1
Warrants exercised ................................            -             -      761,205            -             -            1
Units issued in direct offering, net offering
  costs ...........................................            -             -    3,000,000            -             -            3
Compensation expense relating to stock options ....            -             -            -            -             -            -
Stock option cancellations ........................            -             -            -            -             -            -
Unrealized loss on short-term investments .........            -             -            -            -             -            -
Unrealized gain on foreign currency translation ...            -             -            -            -             -            -
Legal settlement (see Note 13) ....................            -             -      123,258            -             -            -
                                                     -----------   -----------  -----------  -----------   -----------  -----------
Balance at December 31, 2004 .....................             -    19,811,524   31,200,496  $         -   $        20  $        31
                                                     ===========   ===========  ===========  ===========   ===========  ===========


continued on next page

                                                            F-4a

                                              ACACIA RESEARCH CORPORATION
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                        (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                                    Additional     Deferred
                                                      Paid-in        Stock      Accumulated   Comprehensive
                                                      Capital     Compensation    Deficit     Income (Loss)    Total
                                                    ------------  ------------  ------------  ------------  ------------
2002
Balance at December 31, 2001 ......................     158,728             -      (100,012)           (4)  $     58,732
Net loss ..........................................           -             -       (58,973)            -        (58,973)
Stock options exercised ...........................         136             -             -             -            136
Decrease in capital due to issuance of stock
  by subsidiaries .................................        (550)            -             -             -           (550)
Compensation expense relating to stock options ....          19             -             -             -             19
Unrealized loss on short-term investments .........           -             -             -           (38)           (38)
Unrealized gain on foreign currency translation ...           -             -             -            40             40
Dividends paid by subsidiary ......................         (11)            -             -             -            (11)
Stock cancellation due to recapitalization ........          20             -             -             -              -
Stock issuance due to recapitalization ............         (31)            -             -             -              -
Stock issuance related to acquisition of
  additional CombiMatrix Corporation shares .......      80,370        (4,207)            -             -         76,175
Stock options exercised ...........................          29             -             -             -             29
Compensation expense relating to stock options ....         116           184             -             -            300
                                                    -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2002 ......................     238,826        (4,023)     (158,985)           (2)        75,859

2003
Net loss ..........................................           -             -       (24,420)            -        (24,420)
Stock options exercised ...........................         692             -             -             -            692
Warrants exercised ................................         450             -             -             -            450
Employee stock grant ..............................          60             -             -             -             60
Units issued in private placement, net ............       4,860             -             -             -          4,862
Deferred stock compensation .......................          11           (11)            -             -              -
Compensation expense relating to stock options ....          24         1,825             -             -          1,849
Stock option cancellations ........................      (1,699)        1,443             -             -           (256)
Unrealized loss on short-term investments .........           -             -             -           (25)           (25)
Unrealized gain on foreign currency translation ...           -             -             -            35             35
Legal settlement (see Note 13) ....................          75             -             -             -             75
Stock issuance related to acquisitions
  (see Note 8) ....................................       1,218             -             -             -          1,219
                                                    -----------   -----------   -----------   -----------    -----------
Balance at December 31, 2003 ......................     244,517          (766)     (183,405)            8         60,400

2004
Net loss ..........................................           -             -        (4,833)            -         (4,833)
Stock options exercised ...........................       3,113             -             -             -          3,114
Warrants exercised ................................       2,093             -             -             -          2,094
Units issued in direct offering, net offering
  costs ...........................................      13,712             -             -             -         13,715
Compensation expense relating to stock options ....         250           689             -             -            939
Stock option cancellations ........................        (262)           77             -             -           (185)
Unrealized loss on short-term investments .........           -             -             -           (65)           (65)
Unrealized gain on foreign currency translation ...           -             -             -           (20)           (20)
Legal settlement (see Note 13) ....................         477             -             -             -            477
                                                     ----------   -----------   -----------   -----------    -----------
Balance at December 31, 2004 ......................  $  263,900   $         -   $  (188,238)  $       (77)   $    75,636
                                                     ==========   ===========   ===========   ===========    ===========

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                          F-4b

                                                     ACACIA RESEARCH CORPORATION
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                                           (In thousands)


                                                                                               2004          2003          2002
                                                                                            ----------    ----------    ----------
Cash flows from operating activities:
 Net income (loss) from continuing operations ..........................................   $   (4,729)   $  (24,420)   $  (58,773)
 Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
   Depreciation and amortization .......................................................        2,751         3,025         3,533
   Minority interests ..................................................................            -           (47)      (23,806)
   Non-cash stock compensation amortization ............................................          754         1,655         6,427
   Charge for acquired in-process research and development .............................            -             -        17,237
   Deferred tax benefit ................................................................         (279)         (280)         (289)
   Net sales of trading securities .....................................................            -             -         4,124
   Unrealized losses on short-term investments .........................................            -             -           249
   Non-cash legal settlement charge ....................................................          812             -        17,471
   Non-cash impairment charges .........................................................        1,656           207         2,748
   Other ..............................................................................           82            29            99
 Changes in assets and liabilities:
   Accounts receivable .................................................................         (223)          255          (435)
   Prepaid expenses, inventory and other assets ........................................          809           124           257
   Accounts payable, accrued expenses and other ........................................        1,173        (1,056)         (143)
   Deferred revenues ...................................................................      (17,622)       11,334        11,640
                                                                                            ----------    ----------    ----------

   Net cash used in operating activities from continuing operations ....................      (14,816)       (9,174)      (19,661)
   Net cash used in operating activities from discontinued operations ..................         (727)         (551)         (905)
                                                                                            ----------    ----------    ----------
   Net cash used in operating activities ...............................................      (15,543)       (9,725)      (20,566)
                                                                                            ----------    ----------    ----------

Cash flows from investing activities:
   Purchase of additional equity in consolidated subsidiaries ..........................            -             -          (200)
   Purchase of property and equipment ..................................................         (891)          (86)       (1,080)
   Sale of property and equipment ......................................................            -             -           361
   Purchase of available-for-sale investments ..........................................      (59,241)      (37,773)      (19,088)
   Sale of available-for-sale investments ..............................................       51,759        30,801        20,383
   Purchase of common stock from minority stockholders of subsidiaries .................            -             -          (217)
   Acquisition costs ...................................................................            -             -          (834)
   Purchase of investment ..............................................................         (255)            -             -
   Other ..............................................................................            -             -          (100)
                                                                                            ----------    ----------    ----------

   Net cash used in investing activities from continuing operations ....................       (8,628)       (7,058)         (775)
   Net cash used in investing activities from discontinued operations ..................         (198)         (356)           (3)
                                                                                            ----------    ----------    ----------
   Net cash used in investing activities ...............................................       (8,826)       (7,414)         (778)
                                                                                            ----------    ----------    ----------

Cash flows from financing activities:
   Proceeds from the exercise of stock options and warrants ............................        5,207         1,142           242
   Proceeds from sale of common stock, net of issuance costs ...........................       13,715         4,862             -
   Capital contributions from minority shareholders of subsidiaries, net
     of issuance costs .................................................................            -             -           300
   Capital distributions to minority shareholders of subsidiaries, net
     of issuance costs .................................................................            -             -          (618)
   Repayment of capital lease obligation ...............................................            -             -        (2,779)
   Other ..............................................................................            -            14           (11)
                                                                                            ----------    ----------    ----------

   Net cash provided by (used in) financing activities .................................       18,922         6,018        (2,866)
                                                                                            ----------    ----------    ----------

Effect of exchange rate on cash ........................................................          (17)          (13)           92
                                                                                            ----------    ----------    ----------

Decrease in cash and cash equivalents ..................................................       (5,464)      (11,134)      (24,118)

Cash and cash equivalents, beginning ...................................................       24,199        35,333        59,451
                                                                                            ----------    ----------    ----------


Cash and cash equivalents, ending ......................................................   $   18,735    $   24,199    $   35,333
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

     The CombiMatrix group is seeking to become a broadly diversified biotechnology company, through the development of proprietary technologies and products in the areas of drug development, genetic analysis, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group are a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix Corporation's array system with pharmaceutical and biotechnology companies in the Asian market.

     Our intellectual property licensing business, referred to as the "the Acacia Technologies group," is primarily comprised of our interests in three wholly owned subsidiaries: (1) Acacia Media Technologies Corporation, ("Acacia Media Technologies") a Delaware corporation, (2) Soundview Technologies, Inc., ("Soundview Technologies") a Delaware corporation, and (3) Acacia Internet Access Corporation, a Delaware corporation, and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the Acacia Research Corporation's intellectual property licensing business.

     The Acacia Technologies group develops, acquires, and licenses patented technologies. Including the impact of the January 28, 2005 acquisition of the assets of Global Patent Holdings, LLC ("Global Patent Holdings") discussed at
Note 15, the Acacia Technologies group controls 29 patent portfolios, which include 126 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries including audio/video-on-demand, digital ad insertion, interactive television, broadcast equipment, data transmission, cache coherency, data file synchronization, data matrix bar codes, dynamic manufacturing models, product activation, encryption, image resolution and enhancement, scheduling software, interstitial Internet advertising, interactive simulation systems, peer to peer network communications, spreadsheet programs, endoscopic cameras, video noise reduction, and audio/video synchronization.

     We were incorporated on January 25, 1993 under the laws of the State of California. In December 1999, we changed our state of incorporation from California to Delaware.

LIQUIDITY AND RISKS

     To date, we and our subsidiaries have relied primarily upon selling equity securities and payments from our strategic partners and licensees to generate the funds needed to finance the implementation of our plans of operation for our subsidiaries. Management believes that our cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet our cash requirements through the next twelve months. We may be required to obtain additional financing. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our businesses may suffer. Our business operations are also subject to certain risks and uncertainties, including:

     o    market acceptance of products and services;
     o technological advances that may make our products and services obsolete or less competitive;
     o increases in operating costs, including costs for supplies, personnel and equipment;
     o    the availability and cost of capital;
     o    general economic conditions; and
     o governmental regulation that may restrict our subsidiaries' businesses.

     The CombiMatrix group is deploying unproven technologies and continues to develop its commercial products. To date, the CombiMatrix group has relied primarily upon selling equity securities, as well as payments from strategic partners to generate the funds needed to finance the implementation of the CombiMatrix group's business strategies. The CombiMatrix group has historically been substantially dependent on its arrangements with strategic partners including Roche Diagnostics GmbH ("Roche"), and has relied upon payments by Roche and other partners for a majority of its future revenues. The CombiMatrix group intends to enter into additional strategic partnerships to develop and commercialize future products. However, there can be no assurance that the CombiMatrix group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the CombiMatrix group's and Acacia Research Corporation's ability to achieve its intended business objectives. The CombiMatrix group's success also depends on its ability to protect its intellectual property.

     In addition, the CombiMatrix group cannot assure that it will not encounter unforeseen difficulties that may deplete capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt or other external financings; however, the CombiMatrix group cannot assure that additional funding will be available on favorable terms, if at all. If the CombiMatrix group fails to obtain additional funding when needed, the CombiMatrix group may not be able to execute its business strategies and its business may suffer.

     The CombiMatrix group's business depends on issued and pending patents, and the loss of any patents or the group's failure to secure the issuance of patents covering elements of its business processes would materially harm its business and financial condition. The patents covering the CombiMatrix group's core technology begin to expire January 5, 2018.

     To date, the Acacia Technologies group has relied primarily upon selling of Acacia Research Corporation equity securities and payments from our V-chip licensees (primarily in 2001) and Digital Media Transmission ("DMT(R)") licensees (2003 to current) to generate the funds needed to finance the operations of the Acacia Technologies group. The V-chip patent expired in July 2003. The V-chip licensing program was concluded in August 2004 and we do not expect to collect any additional V-chip related license fee revenues in future periods. The Acacia Technologies group began to commercially license its DMT technology in 2003, recognizing approximately $3.5 million in DMT license fee revenues to date, and intends to acquire and develop additional intellectual property. Acacia Global Acquisition Corporation's acquisition of the assets of Global Patent Holdings, LLC as discussed at Note 15, provides the Acacia Technologies group with ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. The acquisition expands and diversifies the Acacia Technologies group's revenue generating opportunities.

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

     The Acacia Technologies group relies on its proprietary rights and their protection. Although reasonable efforts will be taken to protect the Acacia Technologies group's proprietary rights, the complexity of international trade secret, copyright, trademark and patent law, and common law, coupled with limited resources and the demands of quick delivery of technologies to market, create risk that these efforts will prove inadequate. Accordingly, if we are unsuccessful with litigation to protect our intellectual property rights, the future revenues of the Acacia Technologies group could be adversely affected. The Acacia Technologies group's U.S. DMT patents expire in 2011 and its foreign DMT patents expire in 2012.

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

     REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES. In connection with the preparation of this report, we concluded that it was appropriate to classify our auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised our prior classification to report these securities as current investments in our Consolidated Balance Sheet as of December 31, 2003. We have also made corresponding adjustments to our Consolidated Statement of Cash Flows for the year ended December 31, 2002, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period.

     As of December 31, 2003, before this revision in classification, $7,750,000 of these current investments were classified as cash and cash equivalents on our Consolidated Balance Sheet. For the fiscal year ended December 31, 2002, before this revision in classification, net cash used in investing activities related to these current investments of $7,750,000 were included in cash and cash equivalents in our Consolidated Statement of Cash Flows.

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

     Revenue from the sale of products and services, including shipping and handling fees, are recognized when delivery has occurred or services have been rendered.

     Deferred revenues arise from payments received in advance of the culmination of the earnings process. Deferred revenues expected to be recognized within the next twelve months are classified within current liabilities. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria as described above are met.

     ACACIA TECHNOLOGIES GROUP

     Under the terms of our DMT license agreements, the Acacia Technologies group grants non-exclusive licenses for the use of its patented DMT technology. Pursuant to the terms of our DMT license agreements, once executed, the Acacia Technologies group has no further obligations with respect to the grant of the licenses. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

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

     Certain license agreements provide for the payment of a minimum upfront annual license fee at the inception of each annual license term. Minimum upfront annual license fees are generally determined based on a licensee's estimated annual sales or a licensee's base level of per unit activity. These minimum upfront annual license fee payments are deferred and amortized to revenue on a straight-line basis over the annual license term. To the extent actual annual royalties, determined and reported in accordance with the terms of the respective agreements, exceed the minimum upfront annual license fees paid, the additional royalties are recognized in revenue in the quarter following the quarter in which the base per unit activity was exceeded or the quarter following the annual license term, depending on the terms of the respective agreement, provided that amounts are fixed or determinable and collectibility is reasonably assured.

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

     SHORT-TERM INVESTMENTS. Our short-term investments are held in a variety of interest bearing instruments including high-grade corporate bonds, commercial paper and other marketable securities. Investments in securities with original maturities of greater than three months and less than one year are classified as short-term investments. Investments are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). At December 31, 2004 and 2003, all of our investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders' equity until realized. During 2002, certain of our investments were classified as trading securities. Realized and unrealized gains and losses in the value of trading securities are included in net loss in the consolidated statements of operations and comprehensive loss.

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

     At December 31, 2004 and 2003, we held $11,900,000 and $7,750,000, respectively, of short-term investments, which consist of auction rate municipal bonds and variable rate municipal demand notes classified as available-for-sale securities. Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities. As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from our current investments. All income generated from these current investments was recorded as interest income.

     CONCENTRATION OF CREDIT RISKS. Financial instruments that potentially subject Acacia Research Corporation to concentrations of credit risk are cash equivalents and short-term investments. We place our cash equivalents and short-term investments primarily in investment grade, short-term debt instruments. Cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. We have not experienced any losses on our deposits of cash and cash equivalents.

     Two of the Acacia Technologies group's licensees accounted for approximately 27% of Acacia Research Corporation's DMT license fee revenues recognized during the year ended December 31, 2004, and one licensee represents approximately 25% of accounts receivable at December 31, 2004. One licensee accounted for approximately 28% of the Acacia Research Corporation's license fee revenues recognized during the year ended December 31, 2003, and also represented approximately 31% of accounts receivable at December 31, 2003.

     Research and development contract revenues recognized by the CombiMatrix group for the year ended December 31, 2004 relate to its research and development agreement with Roche. Government contract revenues recognized by the CombiMatrix group for the year ended December 31, 2004 relate to its two-year,

$5.9 million contract with the Department of Defense awarded in March 2004. At December 31, 2004, accounts receivable related to the CombiMatrix group included $248,000 due from the Department of Defense. In 2004, 2003 and 2002, 45%, 100% and 38% of the CombiMatrix group's array product and service sales were recorded by CombiMatrix K.K.

     Acacia Research Corporation performs regular credit evaluations of its significant licensees and customers and has not experienced any significant credit losses.

     Substantially all of the components and raw materials used in the manufacture of the CombiMatrix group's products, including semiconductors and reagents, are currently provided from a limited number of sources or in some cases from a single source. Although the CombiMatrix group believes that alternative sources for those components and raw materials are available, any supply interruption in a sole-sourced component or raw material might result in up to a several-month production delay and materially harm the CombiMatrix group's ability to manufacture products until a new source of supply, if any, could be located and qualified. The CombiMatrix group utilizes non-standard semiconductor manufacturing processes to fabricate the electrode array that is a key aspect of the array structure. Although the CombiMatrix group has a supply agreement in place with a semiconductor wafer manufacturer to ensure availability of the raw materials, it does not guarantee a permanent supply.

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

    Machine shop and laboratory equipment.......  3 to 5 years
    Furniture and fixtures......................  3 to 7 years
    Computer hardware and software..............  3 to 5 years
    Leasehold improvements......................  Lesser of lease term or useful life of improvement

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

     Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. Acacia Research Corporation has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. Our two reporting units as of December 31, 2004 are: 1) the Acacia Technologies group and 2) the CombiMatrix group. The fair values of our reporting units are estimated using a discounted cash flow analysis and by reference to quoted market prices of Acacia Research Corporation's classes of stock.

     SFAS No. 142 requires us to compare the fair value of our reporting units to their carrying amounts on an annual basis to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     As a result of the August 2004 adverse ruling in Soundview Technologies' V-chip related litigation described at Note 13, as of September 30, 2004, Soundview Technologies was no longer considered a reporting unit of the Acacia Technologies group.

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

     STOCK-BASED COMPENSATION. At December 31, 2004, Acacia Research Corporation has two stock-based employee compensation plans, which are described more fully in Note 12. Compensation cost of stock options issued to employees is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is generally deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). We have adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123" ("SFAS No. 148"), with respect to options issued to employees. Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by SFAS No. 123 and related interpretations.

     The following table illustrates the effect on net income (loss) and earnings per share if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

                                                 AR-ACACIA        AR-         AR-ACACIA       AR-         AR-ACACIA       AR-
                                                TECHNOLOGIES  COMBIMATRIX   TECHNOLOGIES  COMBIMATRIX   TECHNOLOGIES  COMBIMATRIX
                                                   STOCK         STOCK          STOCK         STOCK        STOCK         STOCK
                                                   2004          2004           2003          2003         2002(1)        2002(1)
                                                 ---------     ---------      ---------     ---------   ------------  ------------
Income (loss) from operations
  as reported ................................   $  (5,543)    $     710      $  (5,451)    $ (18,969)      $ (12,754)    $ (46,219)
Add: Stock-based compensation, intrinsic
  value method reported in net loss,
  net of tax .................................           -           606              -         1,475              19         3,660
Deduct: Pro forma stock-based compensation
  fair value method, net of tax ..............      (1,838)       (6,127)        (3,273)       (9,029)         (5,034)       (7,198)
                                                 ---------     ---------      ---------     ---------       ---------     ---------
Loss from operations, pro forma ..............   $  (7,381)    $  (4,811)     $  (8,724)    $ (26,523)      $ (17,769)    $ (49,757)
                                                 =========     =========      =========     =========       =========     =========
Basic earnings per share from operations
  as reported ................................   $   (0.28)    $    0.02      $   (0.28)    $   (0.76)      $   (0.65)    $   (2.01)
Basic loss per share from operations,
  pro forma ..................................   $   (0.37)    $   (0.16)     $   (0.44)    $   (1.07)      $   (0.90)    $   (2.17)
Diluted earnings per share from operations
  as reported ................................   $   (0.28)    $    0.02      $   (0.28)    $   (0.76)      $   (0.65)    $   (2.01)
Diluted loss per share from operations,
  pro forma ..................................   $   (0.37)    $   (0.16)     $   (0.44)    $   (1.07)      $   (0.90)    $   (2.17)

Weighted Average Assumptions used(2):
Risk free interest rate ......................        3.35%         3.18%          2.97%         2.89%           3.43%         4.38%
Volatility ...................................       98.68%          100%           100%          100%            100%          100%
Expected term ................................     5 years       5 years        5 years       5 years         5 years       5 years


----------
(1) The stock-based compensation information above gives effect to the recapitalization as of January 1, 2002. As a result, stock-based compensation information related to Acacia Research Corporation common stock in 2002 has been omitted from the table above.
(2) The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value calculations assume no expected dividends.

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

     ADVERTISING. Costs associated with marketing and advertising of the CombiMatrix group's products and services are expensed as incurred. For the years ended December 31, 2004, 2003 and 2002, marketing and advertising expenses incurred by the CombiMatrix group were $314,000, $26,000 and $62,000, respectively.

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

     EARNINGS PER SHARE. Basic earnings per share for each class of common stock is computed by dividing the income or loss allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock. Diluted earnings per share is computed by dividing the income or loss allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options and common stock purchase warrants.

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

     The following table presents a reconciliation of basic and diluted loss per share:

                                                                                     FOR THE YEAR   FOR THE YEAR   FOR THE YEAR
                                                                                        ENDED          ENDED          ENDED
                                                                                     DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                                         2004           2003           2002
                                                                                     -----------    -----------    -----------
ACACIA RESEARCH - ACACIA TECHNOLOGIES STOCK
-------------------------------------------

Basic and diluted weighted average number of common shares outstanding ..........    19,784,883     19,661,655     19,640,808
                                                                                     ===========    ===========    ===========

Potential AR-Acacia Technologies stock common shares excluded from the per
share calculation because the effect of their inclusion would be anti-dilutive ...     1,208,108        424,571         46,857
                                                                                     ===========    ===========    ===========


ACACIA RESEARCH - COMBIMATRIX STOCK
-----------------------------------

Basic weighted average number of common shares outstanding ......................    29,962,596     24,827,819     22,950,746

Dilutive effect of outstanding stock options and warrants .......................     1,033,067              -              -
                                                                                     -----------    -----------    -----------

Diluted weighted average number of common and
potential common shares outstanding .............................................    30,995,663     24,827,819     22,950,746
                                                                                     ===========    ===========    ===========

Potential AR-CombiMatrix stock common shares excluded from the per
share calculation because the effect of their inclusion would be anti-dilutive ...             -        779,238        305,256
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

     o Acacia Research Corporation accounts for any cash transfers from Acacia Research Corporation to or for the account of a group, from a group to or for the account of Acacia Research Corporation, or from one group to or for the account of the other group (other than transfers in return for assets or services rendered) as short-term loans unless (i) the Acacia Research Corporation board of directors determines that a given transfer (or type of transfer) should be accounted for as a long-term loan, (ii) the Acacia Research Corporation board of directors determines that a given transfer (or type of transfer) should be accounted for as a capital contribution or
          (iii) the Acacia Research Corporation board of directors determines that a given transfer (or type of transfer) should be accounted for as a return of capital. There are no specific criteria to determine when Acacia Research Corporation will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-group revolving credit advance; provided, however, that cash advances from Acacia Research Corporation to the Acacia Technologies group or to the CombiMatrix group up to $25.0 million on a cumulative basis shall be accounted for as short-term or long-term loans at interest rates at which Acacia Research Corporation could borrow such funds and shall not be accounted for as a capital contribution. The Acacia Research Corporation board of directors will make such a determination in the exercise of its business judgment at the time of such transfer based upon all relevant circumstances. Factors the Acacia Research Corporation board of directors may consider include, without limitation, the current and projected capital structure of each group; the financing needs and objectives of the recipient group; the availability, cost and time associated with alternative financing sources; and prevailing interest rates and general economic conditions; and

     o Any cash transfers accounted for as short-term loans will bear interest at the rate at which Acacia Research Corporation could borrow such funds. In addition, any cash transfers accounted for as a long-term loan will have interest rates, amortization, maturity, redemption and other terms that reflect the then-prevailing terms on which Acacia Research Corporation could borrow such funds.

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

          CORPORATE GENERAL AND ADMINISTRATIVE SERVICES AND FACILITIES. Acacia Research Corporation allocates the cost of corporate general and administrative services and facilities between the groups generally based upon utilization. Where determinations based on utilization alone are impracticable, Acacia Research Corporation utilizes other methods and criteria that management believes to be equitable and to provide a reasonable estimate of the cost attributable to each group. Except as otherwise determined by management, the allocated costs of providing such services and facilities include, without limitation, all costs and expenses of personnel employed in connection with such services and facilities, including, without limitation, all direct costs of such personnel, such as payroll, payroll taxes and fringe benefit costs (calculated at the appropriate annual composite rate therefore) and all overhead costs and expenses directly related to such personnel and the services or facilities provided by them. In addition, allocated costs include all materials used in connection with such services or facilities, billed at their net cost to the provider of the services or facilities plus all overhead costs and expenses related to such materials. Except as may otherwise be specifically provided pursuant to the terms of any agreements among Acacia Research Corporation and the groups or any resolutions of the Acacia Research Corporation board of directors, the corporate general and administrative services and facilities to be allocated between the groups include, without limitation, legal services, accounting services (tax and financial), insurance and deductibles payable in connection therewith, employee benefit plans and administration thereof, investor relations, stockholder services, and services relating to the board of directors.

          Direct salaries, payroll taxes and fringe benefits are allocated to the groups based on the percentage of actual time incurred by specific employees to total annual time available and direct costs including, postage, insurance, legal fees, accounting and tax and other are allocated to the groups based on specific identification of costs incurred on behalf of each group. Other direct costs, including direct depreciation expense, computer costs, general office supplies and rent are allocated to the groups based on the ratio of direct salaries to total salaries. Indirect costs, including indirect salaries and benefits, investor relations, rent, general office supplies and indirect depreciation are allocated to the groups based on the ratio of direct salaries for each group to total direct salaries. Included in marketing, general and administrative expenses of the Acacia Technologies group are allocated corporate charges of $3,395,000, $2,864,000 and $4,906,000 relating to the periods ending December 31, 2004, 2003 and 2002, respectively. Included in marketing, general and administrative expenses of the CombiMatrix group are allocated corporate charges of $689,000, $894,000 and $1,161,000 relating to the periods ending December 31, 2004, 2003 and 2002, respectively.

          Management believes that the methods and criteria used to allocate costs are equitable and provide a reasonable estimate of the cost attributable to the groups. Based on the allocation methods used, Acacia Research Corporation believes that the allocation of expenses as presented in the accompanying consolidating financial information reflects a reasonable estimation of expenses that would be recognized if the groups were separate stand-alone registrants.

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

     RECENT ACCOUNTING PRONOUNCEMENTS.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) will require Acacia Research Corporation to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated and separate group financial statements. The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning in the quarter ending September 30, 2005. The effect of the adoption of SFAS No. 123(R) is expected to be comparable to the effect disclosed on a pro forma basis resulting from the application of the current fair-value recognition provisions of SFAS No. 123, as shown in Note 2 above.

     In December 2004, the FASB issued SFAS No. 153 "Exchanges of Nonmonetary Assets, an amendment of APBO 29" to address the accounting for nonmonetary exchanges of productive assets. SFAS No. 153 amends APBO 29, "Accounting for Nonmonetary Exchanges," which established a narrow exception from fair-value measurement for nonmonetary exchanges of similar productive assets. SFAS No. 153 eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under SFAS No. 153 nonmonetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 apply to nonmonetary asset exchanges in fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on Acacia Research Corporation's, the CombiMatrix group's or the Acacia Technologies group's financial position, results of operations or cash flows.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, chapter 4." SFAS No. 151 requires that "abnormal" amounts of idle facility expense, freight, handling costs, and wasted material are to be recognized as current-period charges rather than as components of inventory. The statement also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Acacia Research Corporation adopted SFAS No. 151 during the fourth quarter of 2004. The implementation of SFAS No. 151 did not have a material impact on Acacia Research Corporation's, the CombiMatrix group's or the Acacia Technologies group's financial position, results of operations or cash flows.

     In June 2004, the FASB issued EITF Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." EITF 02-14 addresses whether the equity method of accounting applies when an investor does not have an investment in voting common stock of an investee but exercises significant influence through other means. EITF 02-14 states that an investor should only apply the equity method of accounting when it has investments in either common stock or in-substance common stock of a corporation, provided that the investor has the ability to exercise significant influence over the operating and financial policies of the investee. The accounting provisions of EITF 02-14 are effective for reporting periods beginning after September 15, 2004. The adoption of EITF 02-14 did not have a material impact on Acacia Research Corporation's, the CombiMatrix group's or the Acacia Technologies group's financial position, results of operations or cash flows.

     3.   SHORT-TERM INVESTMENTS

     Short-term investments consist of the following at December 31, 2004 and 2003 (in thousands):

                                                                    2004                       2003
                                                         -------------------------   -------------------------
                                                          AMORTIZED       FAIR        AMORTIZED       FAIR
                                                             COST         VALUE         COST          VALUE
                                                         -----------   -----------   -----------   -----------
     Available-for-sale securities:
         Corporate and municipal bonds and notes .....   $    18,462   $    18,441   $    18,736   $    18,740
         U.S. government securities ..................        14,220        14,186         6,558         6,561
         Certificates of deposit .....................         1,000           996         1,000         1,000
                                                         -----------   -----------   -----------   -----------
                                                         $    33,682   $    33,623   $    26,294   $    26,301
                                                         ===========   ===========   ===========   ===========

     Gross unrealized gains and losses related to available-for-sale securities were not material for 2004, 2003 and 2002. All investments in debt securities classified as available-for-sale as of December 31, 2004 are due within one year.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2004 and 2003 (in thousands):

                                                                 2004          2003
                                                              ----------    ----------
     Machine shop and laboratory equipment ................   $    3,791    $    3,687
     Furniture and fixtures ...............................          369           352
     Computer hardware and software .......................        1,045         1,406
     Leasehold improvements ...............................        1,027         1,208
     Construction in progress .............................          359            84
                                                              ----------    ----------
                                                                   6,591         6,737
     Less:  accumulated depreciation and amortization .....       (4,157)       (3,914)
                                                              ----------    ----------
                                                              $    2,434    $    2,823
                                                              ==========    ==========

     Depreciation expense was $1,154,000, $1,428,000 and $1,573,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Amortization of assets held under capital lease included in depreciation expense was $590,000 for the year ended December 31, 2002. The capital lease obligation was paid in full in November 2002. Fully depreciated assets of $937,000 were written off in 2004.

5.   BALANCE SHEET COMPONENTS

     Accounts payable, accrued expenses and other consists of the following at December 31, 2004 and 2003 (in thousands):

                                                              2004        2003
                                                           ---------   ---------
     Accounts payable ..................................   $     498   $     409
     Payroll and other employee benefits ...............         436         501
     Accrued vacation ..................................         538         437
     Accrued liabilities of discontinued operations ....         272         388
     Accrued legal expenses ............................       1,195         495
     Accrued consulting and other professional fees ....         596         478
     Deferred rent .....................................         340         284
     Other accrued liabilities .........................         264         252
                                                           ---------   ---------
                                                           $   4,139   $   3,244
                                                           =========   =========

     Deferred revenues consist of the following at December 31, 2004 and 2003 (in thousands):

                                               2004          2003
                                            ----------    ----------
     Milestone and up-front payments ....   $    3,959    $   20,405
     License fee payments ...............          428         1,604
                                            ----------    ----------
                                                 4,387        22,009
     Less: current portion ..............         (494)      (17,670)
                                            ----------    ----------
                                            $    3,893    $    4,339
                                            ==========    ==========

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

     In August 2004, the CombiMatrix group received a $1,000,000 upfront payment from Furuno Electric Co., LTD ("Furuno") as part of a multi-year collaboration agreement to develop a bench-top array synthesizer for commercial applications. In 2003, the CombiMatrix group received upfront and milestone payments from Toppan Printing Co., LTD. ("Toppan") totaling $2,400,000, pursuant to a multi-year collaboration and supply agreement to develop and manufacture arrays using the CombiMatrix group's proprietary electrochemical detection approach. The payments received from Furuno and Toppan are included in deferred revenues at December 31, 2004, in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements.

     As a result of the final ruling in the Acacia Technologies group's V-chip litigation described at Note 13, the Acacia Technologies group recognized $1,500,000 of V-chip related deferred license fee revenues and $668,000 of V-chip related deferred legal costs in the third quarter of 2004.

6.   INVESTMENTS

     In October 2004 (the "Investment Date"), the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. ("Leuchemix"), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly, beginning with the fourth quarter of 2004 and continuing through the third quarter of 2006. As of December 31, 2004, the CombiMatrix group has initially invested $250,000 for a 3% interest in the total outstanding voting securities of Leuchemix. In accordance with the terms of the purchase agreement, CombiMatrix Corporation's CEO was named a director of Leuchemix. Although the CombiMatrix group's investment in Leuchemix only represented approximately 3% of Leuchemix's total outstanding voting securities as of the Investment Date, the CombiMatrix group's investment is being accounted for under the equity method as the CombiMatrix group has the ability to exercise significant influence over Leuchemix, primarily due to CombiMatrix Corporation's representation on Leuchemix's board of directors.

     The CombiMatrix group's 3% interest in the equity in loss of Leuchemix, including its share of the amortization expense related to the excess purchase consideration over the book value of Leuchemix was not material for the year-ended December 31, 2004. Future investments in Leuchemix will be accounted for as step acquisitions. Summary financial information for Leuchemix was not significant as of December 31, 2004.

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


7.   INTANGIBLES

     The Acacia Technologies group had $121,000 and $1,776,000 of goodwill at December 31, 2004 and 2003, respectively. The CombiMatrix group had $19,424,000 of goodwill at December 31, 2004 and 2003.

     In August 2004, as a result of the adverse ruling in Acacia Technologies group's V-chip patent infringement lawsuit described at Note 13, the Acacia Technologies group recorded an impairment charge totaling $1,616,000 in connection with the write-down of 100% of the goodwill related to the V-chip.

     Refer to Note 8, "Step Acquisitions," for additions to goodwill during 2003 and 2002.

     Acacia Research Corporation's only identifiable intangible assets at December 31, 2004 and 2003 are patents. The gross carrying amounts and accumulated amortization as of December 31, 2004 and 2003 and amortization expense for 2004, 2003 and 2002, related to patents, by segment, are as follows (in thousands):

                                      ACACIA TECHNOLOGIES GROUP            COMBIMATRIX GROUP
                                      -------------------------         ------------------------
                                         2004         2003(1)              2004          2003
                                      ----------    ----------          ----------    ----------
Gross carrying amount - patents ...   $    4,726    $    4,753          $   12,095    $   12,095
Accumulated amortization ..........       (1,684)       (1,187)             (3,074)       (1,978)
                                      ----------    ----------          ----------    ----------
Patents, net ......................   $    3,042    $    3,566          $    9,021    $   10,117
                                      ==========    ==========          ==========    ==========

----------
(1) Excludes gross cost and accumulated amortization as of December 31, 2003 totaling $6,045,000 related to the write off of V-chip related intangibles in 2004, in connection with the conclusion of V-chip litigation as discussed at Note 13.

                                             ACACIA TECHNOLOGIES GROUP                   COMBIMATRIX GROUP
                                      --------------------------------------    -------------------------------------
                                         2004          2003          2002          2004          2003         2002
                                      ----------    ----------    ----------    ----------    ----------   ----------
Patent Amortization Expense .......   $      501    $      502    $    1,591    $    1,096    $    1,095   $      399
                                      ==========    ==========    ==========    ==========    ==========   ==========

     The Acacia Technologies group and the CombiMatrix group's patents are being amortized over economic useful lives of approximately 9 years and 11 years, respectively. Aggregate amortization expense for each of the next five years through December 31, 2009 is estimated to be $1,595,000 per year ($500,000 for the Acacia Technologies group and $1,095,000 for the CombiMatrix group). At December 31, 2004 and 2003, all of our acquired intangible assets other than goodwill were subject to amortization.

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

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed and the allocation of the purchase price at the date of acquisition (in thousands):

     Acquisition costs:
        Exchange of AR-CombiMatrix stock for CombiMatrix
            Corporation common stock ..............................  $    46,007

        Acquisition expenses ......................................          834
                                                                     -----------
        Total acquisition cost ....................................  $    46,841
                                                                     ===========

     Purchase price allocation:
        Fair value of 52% of CombiMatrix
            Corporation net tangible assets at December 13, 2002 ..        8,313
        Intangible assets acquired:
            Core technology/patent ................................        5,283
            Acquired in-process research and development ..........       17,237
            Goodwill (non-deductible for tax purposes) ............       16,008
                                                                     -----------
        Total .....................................................  $    46,841
                                                                     ===========

     The total purchase price of $46,841,000 was allocated to the fair value of assets acquired and liabilities assumed, including acquired IPR&D, as shown in the table above. The amount attributable to CombiMatrix Corporation's core technology and related patents is being amortized using the straight-line method over the estimated economic useful life of 7 years. Amounts allocated to patents, IPR&D and goodwill have been attributed to the CombiMatrix group.

     In conjunction with the allocation of the purchase price, Acacia Research Corporation was required to adjust CombiMatrix Corporation's assets and liabilities to fair value. Deferred revenue, primarily consisting of milestone payments and other cash receipts from Roche and NASA, was reduced by $8,425,000 to reflect the fair value of the continuing obligation related to the 52% interest in CombiMatrix Corporation acquired by Acacia Research Corporation.

     The amount attributable to IPR&D projects (comprised of two projects:
Genomics and Proteomics biological array systems) that had not yet reached technological feasibility and had no alternative future use of $17,237,000 was charged to expense on the acquisition date and is included in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2002.

     Management was responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, including IPR&D, at the date of acquisition. Management considered a number of factors, including reference to independent valuations. The in-process technologies were valued using a discounted cash flow model on a project-by-project basis, which estimated the cash flows expected to result from each project once it has reached technological feasibility. A discount rate consistent with the risks of each project was used to estimate the present value of future cash flows. In estimating future cash flows, management considered the contribution of its core technology (for which a United States patent was obtained in July 2000) that would be required for successful exploitation of purchased in-process technology, in order to value the core and in-process technologies discretely. As a result, future cash flows relating to each purchased IPR&D project were reduced in order to reflect the contribution of core technology to each IPR&D project. The cash flows from these projects attributable to core technology were then separately valued to determine the intangible asset value of purchased core technology. In determining the contribution of core technology to in-process projects, management used a profit split approach which considered the estimated profit split between a licensor and licensee of the core technology and management's assessment of how critical the core technology was to the IPR&D projects.

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

     Genomics Biological Array System: CombiMatrix Corporation's genomics biological array processor system is being developed to discretely immobilize sequences of DNA or RNA within individual test sites on a modified semiconductor chip coated with a three-dimensional layer of porous material. The system also includes proprietary hardware units and related software applications to be able to synthesize materials onto the chips, apply target samples of genetic materials and interpret the results. The fair value assigned to the genomics biological array system IPR&D project was $13,978,000. A risk-adjusted discount rate of 32% was applied to the project's estimated cash flows.

     Proteomics Biological Array System: CombiMatrix Corporation's proteomics biological array processor system is being developed to discretely immobilize proteins and other small molecules within individual test sites on a modified semiconductor chip in a similar fashion as described above for the genomics biological array system. The proteomics biological array system is used for detection and identification of bio-threat agents in CombiMatrix Corporation's biological and chemical threat agent detector development programs that are currently in process. The fair value assigned to the proteomics biological array system IPR&D project was $3,259,000. A risk-adjusted discount rate of 60% was applied to the project's estimated cash flows.

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

     During 2004 and 2003, proceeds of $2,093,000 and $450,000 were received from the issuance of 761,205 and 164,000 shares, respectively, of AR-CombiMatrix stock related to the exercise of certain warrants issued in connection with the May 2003 private equity financing described below. The proceeds from the warrants exercised were attributed to the CombiMatrix group.

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

     In September 2002, CombiMatrix Corporation issued 4,016,346 shares of its common stock to Nanogen, Inc. ("Nanogen") in settlement of all outstanding litigation between the parties (see Note 13). As a result of the transaction, Acacia Research Corporation's equity ownership in CombiMatrix Corporation decreased from 58% to 48%. A loss totaling $550,000, resulting from CombiMatrix Corporation's issuance of stock to a third party at a value per share below our carrying amount per share has been reflected as a direct reduction to additional paid-in capital in consolidated stockholders' equity.

10.  INCOME TAXES

     The benefit for income taxes consists of the following (in thousands):

                                        2004        2003        2002
                                      --------    --------    --------
     Current:
         U.S. Federal tax .........   $      -    $     (2)   $   (572)
         State taxes ..............          4           9           4
                                      --------    --------    --------
                                             4           7        (568)
                                      --------    --------    --------
     Deferred:
         U.S. Federal tax .........       (279)       (280)       (289)
         State taxes ..............          -           -           -
                                      --------    --------    --------
                                          (279)       (280)       (289)
                                      --------    --------    --------
                                      $   (275)   $   (273)   $   (857)
                                      ========    ========    ========

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2004 and 2003 (in thousands):

                                                                                   2004          2003
                                                                                ----------    ----------
     Deferred tax assets:
        Basis of investments in affiliates .................................   $   28,808    $   26,159
        Depreciation .......................................................         (197)          (55)
        Intangibles ........................................................         (866)            -
        Deferred revenue ...................................................        1,000         3,456
        Stock compensation .................................................        8,231         8,749
        Accrued liabilities and other ......................................        1,022         2,022
        Write-off of investments ...........................................        1,842         1,282
        Net operating loss and capital loss carryforwards and credits ......       54,278        49,018
                                                                                ----------    ----------
        Total deferred tax assets ..........................................       94,118        90,631
        Less:  valuation allowance .........................................      (94,118)      (90,631)
                                                                                ----------    ----------
        Deferred tax assets, net of valuation allowance ....................            -             -
                                                                                ----------    ----------
     Deferred tax liabilities:
        Intangibles ........................................................       (2,981)       (3,260)
                                                                                ----------    ----------
        Net deferred tax liability .........................................   $   (2,981)   $   (3,260)
                                                                                ==========    ==========

     A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

                                                      2004         2003         2002
                                                    --------     --------     --------
     Statutory federal tax rate .................        (34%)        (34%)        (34%)
     Tax exempt interest ........................         (1%)          -            -
     Amortization of intangible assets ..........          -            -            1%
     Stock compensation .........................          -            -            1%
     Non deductible permanent items .............         (1%)          -            9%
     Intangibles ................................          -            1%           3%
     Tax credits and other ......................         (9%)         (1%)         (1%)
     Valuation allowance ........................         40%          33%          22%
                                                    --------     --------     --------
                                                          (5%)         (1%)          1%
                                                    ========     ========     ========

     At December 31, 2004, Acacia Research Corporation has deferred tax assets totaling approximately $94,118,000, which are fully offset by a valuation allowance due to management's determination that the criteria for recognition have not been met.

     In December 2002, Acacia Research Corporation increased its ownership interest in CombiMatrix Corporation from 48% to 100%. As a result of the increase in ownership, Acacia Research Corporation files a consolidated federal income tax returns that includes the Acacia Technologies group (excluding discontinued operations) and the CombiMatrix group.

     At December 31, 2004, consolidated U.S. Federal and state income tax net operating loss carry forwards ("NOLs"), excluding NOLs related to subsidiaries for which we do not file a consolidated tax return, were approximately $138,835,000 and $38,659,000, expiring between 2005 and 2024. In addition, we had consolidated tax credit carryforwards of approximately $2,931,000. The amount of the CombiMatrix Corporation NOLs and tax credits acquired, totaling approximately $90,131,000 (expiring between 2011 and 2024) and $2,869,000, respectively, that can be utilized annually to offset future taxable income or tax liability has been limited under the Internal Revenue Code due to the ownership change resulting from our December 2002 increase in ownership interest in CombiMatrix Corporation to 100%.

     As of December 31, 2004, the aggregate tax NOLs at other subsidiaries for which we do not file a consolidated tax return are approximately $20,252,000 for federal income tax purposes, expiring between 2018 and 2024. However, the use of these NOLs is limited to the separate earnings of the respective subsidiaries. In addition, ownership changes may also restrict the use of NOLs and tax credits.

     Had the Acacia Technologies group and the CombiMatrix group each filed separate tax returns, the provision (benefit) for income taxes and division net income (loss) would not have differed from the amounts reported in Acacia Research Corporation's statement of operations for the years ended December 31, 2004, 2003, and 2002.

     As of December 31, 2004, approximately $9,844,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia Research Corporation's NOLs. At such time as the valuation allowance is released, the benefit will be credited to additional paid-in capital.


11.  DISCONTINUED OPERATIONS

     In September 2004 and 2002, we accrued an additional $104,000 and $200,000 (net of minority interests), respectively, in estimated costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001). The additional accruals relate primarily to certain noncancellable lease obligations and the inability to sublease the related office space at rates commensurate with our existing obligations.

     The assets and liabilities of the discontinued operations at December 31, 2004 and 2003 consist primarily of $889,000 and $1,953,000 of cash and cash equivalents and $275,000 and $388,000 of accounts payable and accrued expenses, respectively.


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

     As a result of the merger transaction with CombiMatrix Corporation, in December 2002 (see Note 8), each outstanding option to purchase shares of CombiMatrix Corporation common stock under CombiMatrix Corporation's 1995 Stock Option Plan, 1998 Stock Option Plan and 2000 Stock Awards Plan, whether or not exercisable, was assumed by Acacia Research Corporation. Each assumed option continues to be governed by the same terms and conditions that governed it under the applicable CombiMatrix Corporation plan immediately before the effective time of the merger except that the option is exercisable for shares of AR-CombiMatrix stock rather than CombiMatrix Corporation common stock. The number of shares of AR-CombiMatrix stock issuable upon exercise of the assumed option, as well as the exercise price, is the same as the number of shares of CombiMatrix Corporation common stock issuable and exercise price prior to the merger. The exchange of AR-CombiMatrix stock options for CombiMatrix Corporation common stock options is considered a modification (or settlement) of a stock-based compensation arrangement resulting in a new measurement date for the respective awards. The new measurement date for the award modifications was December 13, 2002, the effective date of the merger, and resulted in additional stock-based compensation of $116,000, which was allocated to the CombiMatrix group.

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

     Options are generally exercisable six months to one year after grant and expire five years after grant for directors or up to ten years after grant for key employees. The authorized number of shares of common stock subject to the AR-Acacia Technologies Group Plan is 6,208,000 shares. The authorized number of shares of common stock subject to the AR-CombiMatrix Group Plan is 9,710,000 shares. At December 31, 2004, shares available for grant are 228,000 and 2,166,000 under the AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan, respectively.

     The following is a summary of common stock option activities:

ACACIA RESEARCH CORPORATION COMMON STOCK (THROUGH DECEMBER 13, 2002):

                                                                                   EXERCISE            WEIGHTED
                                                                 SHARES             PRICES           AVERAGE PRICE
                                                              ------------    -------------------    -------------
Balance at December 31, 2001................................     3,482,000    $  3.47  -  $ 50.28       $ 16.94
Options Granted.............................................       441,000    $  6.68  -  $ 11.67       $  8.48
Options Exercised...........................................       (56,000)   $  3.47  -  $  7.16       $  3.63
Options Cancelled...........................................      (370,000)   $  3.52  -  $ 43.18       $ 16.94
                                                              ------------
Balance at December 13, 2002 (pre-recapitalization).........     3,497,000    $  3.59  -  $ 50.28       $ 16.09
Exchange in recapitalization transaction....................    (3,497,000)   $  3.59  -  $ 50.28       $ 16.09
                                                              ------------
Balance at December 13, 2002 (post-recapitalization)........             -
                                                              ============
Exercisable at December 31, 2001............................     1,315,000    $  3.47  -  $ 50.28       $ 18.47
                                                              ============
Exercisable at December 13, 2002 (pre-recapitalization).....     2,088,000    $  3.59  -  $ 50.28       $ 17.17
                                                              ============

AR-ACACIA TECHNOLOGIES STOCK (FROM DECEMBER 13, 2002):

                                                                                   EXERCISE            WEIGHTED
                                                                 SHARES             PRICES           AVERAGE PRICE
                                                              ------------    -------------------    -------------
Balance at December 13, 2002................................     3,497,000    $  2.49  -  $ 34.84       $ 11.14
Options Granted.............................................       822,000    $  1.85  -  $  1.85       $  1.85
Options Exercised...........................................             -             -                      -
Options Cancelled...........................................       (24,000)   $  9.45  -  $ 15.31       $ 12.65
                                                              ------------
Balance at December 31, 2002................................     4,295,000    $  1.85  -  $ 34.84       $  9.36
Options Granted.............................................     1,059,000    $  1.37  -  $  5.17       $  3.35
Options Exercised...........................................       (99,000)   $  1.85  -  $  2.70       $  1.91
Options Cancelled...........................................      (116,000)   $  1.85  -  $ 18.98       $  8.07
                                                              ------------
Balance at December 31, 2003................................     5,139,000    $  1.37  -  $ 34.84       $  8.29
Options Granted.............................................       913,000    $  2.90  -  $  6.76       $  4.63
Options Exercised...........................................      (155,000)   $  1.85  -  $  4.75       $  4.04
Options Cancelled...........................................      (171,000)   $  1.85  -  $ 34.84       $  8.77
                                                              ------------
Balance at December 31, 2004................................     5,726,000    $  1.37  -  $ 29.09       $  7.81
                                                              ============
Exercisable at December 31, 2004............................     4,009,000    $  1.37  -  $ 29.09       $  9.51
                                                              ============

AR-COMBIMATRIX STOCK (FROM DECEMBER 13, 2002):

                                                                                   EXERCISE            WEIGHTED
                                                                 SHARES             PRICES           AVERAGE PRICE
                                                              ------------    -------------------    -------------
Balance at December 13, 2002................................     5,648,000    $  1.50  -  $ 27.67       $  9.22
Options Granted.............................................             -             -                      -
Options Exercised...........................................       (14,000)   $  1.98  -  $  2.00       $  2.00
Options Cancelled...........................................       (14,000)   $  7.50  -  $ 12.16       $ 10.04
                                                              ------------
Balance at December 31, 2002................................     5,620,000    $  1.50  -  $ 27.67       $  9.24
Options Granted.............................................     2,014,000    $  0.00  -  $  4.49       $  2.05
Options Exercised...........................................      (271,000)   $  0.00  -  $  2.14       $  1.86
Options Cancelled...........................................      (746,000)   $  1.95  -  $ 24.00       $  9.89
                                                              ------------
Balance at December 31, 2003................................     6,617,000    $  1.50  -  $ 27.67       $  7.28
Options Granted.............................................     1,173,000    $  3.07  -  $  7.70       $  5.79
Options Exercised...........................................    (1,023,000)   $  1.50  -  $  5.00       $  3.19
Options Cancelled...........................................      (535,000)   $  1.95  -  $ 27.67       $  9.89
                                                              ------------
Balance at December 31, 2004................................     6,232,000    $  1.50  -  $ 24.00       $  7.44
                                                              ============
Exercisable at December 31, 2004............................     4,843,000    $  1.50  -  $ 24.00       $  8.07
                                                              ============

     Options outstanding at December 31, 2004 are summarized as follows:

AR-ACACIA TECHNOLOGIES STOCK:

                                                          WEIGHTED         OUTSTANDING                       EXERCISABLE
                                        NUMBER OF          AVERAGE           WEIGHTED                          WEIGHTED
               RANGE OF                OUTSTANDING        REMAINING          AVERAGE           NUMBER          AVERAGE
           EXERCISE PRICES               OPTIONS       CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
    ------------------------------  ----------------   ----------------   --------------  ----------------  --------------
    $  0.00 - $ 3.48..............        1,354,000          8.2              $1.98               710,000        $1.89
    $  3.49 - $ 6.97..............        2,606,000          7.8              $4.64             1,534,000        $4.47
    $  6.98 - $10.45..............          133,000          3.3              $7.69               133,000        $7.69
    $ 10.46 - $13.94..............          168,000          5.6              $11.81              168,000        $11.81
    $ 13.95 - $17.42..............          637,000          5.5              $15.19              637,000        $15.19
    $ 17.43 - $20.90..............          525,000          5.2              $19.11              525,000        $19.11
    $ 20.91 - $24.39..............          193,000          4.4              $20.90              192,000        $20.90
    $ 27.88 - $31.36..............          110,000          5.2              $29.09              110,000        $29.09
                                    ----------------                                      ----------------
                                          5,726,000          7.1              $7.81             4,009,000        $9.51
                                    ================                                      ================

AR-COMBIMATRIX STOCK:

                                                          WEIGHTED         OUTSTANDING                       EXERCISABLE
                                        NUMBER OF          AVERAGE           WEIGHTED                          WEIGHTED
               RANGE OF                OUTSTANDING        REMAINING          AVERAGE           NUMBER          AVERAGE
           EXERCISE PRICES               OPTIONS       CONTRACTUAL LIFE   EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
    ------------------------------  ----------------   ----------------   --------------  ----------------  --------------
    $  0.00 - $ 2.77..............        1,224,000          7.90             $1.96               801,000        $1.95
    $  2.78 - $ 5.53..............        1,802,000          6.70             $4.03             1,483,000        $4.07
    $  5.54 - $ 8.30..............          747,000          8.60             $6.73               242,000        $6.57
    $  8.31 - $11.07..............          694,000          5.70             $9.05               694,000        $9.05
    $ 11.08 - $13.83..............        1,040,000          6.50             $12.02              922,000        $12.02
    $ 13.84 - $16.60..............          342,000          5.50             $15.15              324,000        $15.16
    $ 16.61 - $19.37..............          207,000          5.10             $17.27              208,000        $17.27
    $ 22.14 - $24.90..............          176,000          5.80             $23.69              169,000        $23.67
                                    ----------------                                      ----------------
                                          6,232,000          6.91             $7.44             4,843,000        $8.07
                                    ================                                      ================

     Information related to options granted for the periods presented is as follows:

                                                                 AR-ACACIA TECHNOLOGIES STOCK           AR-COMBIMATRIX STOCK
                                                                2004        2003        2002(1)     2004        2003        2002(1)
                                                            -----------------------------------------------------------------------
Weighted Average fair values of option granted .........       $3.50       $2.44       $5.43       $4.19       $1.59       $1.16
Options granted with exercises prices:
      Greater than market price on the grant date ......           -     380,000           -      18,000     108,000           -
      Less than market price on the grant date .........           -           -           -           -      18,000           -

----------
(1)  From January 1, 2002 through December 13, 2002.

     At December 31, 2004 and 2003, there were 283,000 and 1,045,000 warrants outstanding, respectively, issued in connection with the May 2003 equity financing discussed elsewhere herein, representing rights to purchase AR-CombiMatrix common stock at a per share exercise price of $2.75, which are exercisable through May 2008.

     At December 31, 2003, there were 1,240,000 warrants outstanding representing rights to purchase AR-Acacia Technologies common stock at a per share exercise price of $13.23 and 692,000 warrants outstanding representing rights to purchase AR-CombiMatrix common stock at a per share exercise price of $10.50. These warrants expired unexercised in January 2004.

     We have adopted the disclosure only requirements of SFAS No. 123 with respect to options issued to employees. Refer to Note 2 for additional SFAS No. 123 disclosures.


13.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     We lease certain office furniture and equipment and laboratory and office space under various operating lease agreements expiring over the next 4 years. Minimum annual rental commitments on operating leases of continuing operations having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

    YEAR
    ----

    2005.................................................    $   2,271
    2006.................................................        2,226
    2007.................................................        1,986
    2008.................................................        1,615
    Thereafter...........................................            -
                                                             ---------
    Total minimum lease payments.........................    $   8,098
                                                             =========

     Rent expense in 2004, 2003 and 2002 approximated $2,241,000, $2,473,000 and
$2,063,000, respectively.


LITIGATION

     Acacia Research Corporation is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows. From time to time, companies comprising the Acacia Technologies group engage in litigation to enforce their patents.

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

     The issuance of the CombiMatrix Corporation common shares in settlement of the litigation with Nanogen was accounted for as a nonmonetary transaction. Accordingly, CombiMatrix Corporation recorded a non-cash litigation settlement charge in the consolidated statements of operations for the year ended December 31, 2002 of approximately $17,471,000, which was based on the fair value of the CombiMatrix Corporation common shares issued to Nanogen. Management was responsible for determining the fair value of the common shares issued to Nanogen on the settlement date and considered a number of factors, including reference to an independent third-party valuation. Management utilized an income approach to estimate the value of the common shares issued, based on the present value of CombiMatrix Corporation's future estimated cash flows. Future estimated cash flows included management's estimates of revenues, cost of sales, research and development expenses, sales and marketing expenses, general and administrative expenses, the anticipated effect of income taxes, and required returns on working capital, fixed assets and other assets necessary to support the generation of these cash flows. Future estimated cash flows were discounted to the present value using a discount rate of 25%, which reflected a required rate of return, comprised of an estimated weighted-average cost of capital, which was further increased to reflect the risk profile of the company's business.

     Total legal settlement charges recorded in the consolidated statement of operations for the year ended December 31, 2002 include the fair value of the common shares issued to Nanogen in the amount of $17,471,000 and a charge in the amount of $1,000,000 related to the cash payments due to Nanogen discussed above.

     During the year ended December 31, 2004, the CombiMatrix group recorded a net non-cash charge totaling $812,000 in connection with the anti-dilution provisions of the settlement agreement. The non-cash charge reflects management's estimate of the fair value of AR-CombiMatrix stock issued to Nanogen, Inc. as a result of certain options and warrants exercised during 2004 and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of December 31, 2004. The liability is adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as a long-term liability until settled in equity. The anti-dilution provisions of the settlement agreement expire in September 2005.

PATENT ENFORCEMENT LITIGATION

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

     In August 2004, the U.S. Court of Appeals for the Federal Circuit affirmed the September 2002 U.S. District Court for the District of Connecticut ruling that the remaining television manufacturers named in the Acacia Technologies group's V-chip patent infringement lawsuit do not infringe the Acacia Technologies group's V-chip patent. As a result of the ruling, the Acacia Technologies group recorded an impairment charge of $1,616,000 in connection with the write-off of goodwill related to the V-chip. In addition, as a result of the conclusion of the V-chip patent litigation, the Acacia Technologies group recognized $1,500,000 of previously deferred V-chip license fee revenues and $668,000 of previously deferred V-chip related legal costs in the third quarter of 2004. The remaining Non-Soundview parties have a motion pending before the United States District Court for the District of Connecticut seeking reimbursement of certain attorney's fees. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.

     The final ruling in the V-chip litigation has no impact on the revenues that we have recognized to date from licensees of our V-chip technology.

ACACIA MEDIA TECHNOLOGIES CORPORATION

CABLE AND SATELLITE TV

     In 2004, Acacia Media Technologies filed a Complaint in the District Court for the Northern District of California alleging infringement of Acacia Media Technologies' DMT patents against Comcast Corporation, Charter Communications, Inc., The DirectTV Group, Inc., Echostar Communications Corporation, Boulder Ridge Cable TV, Central Valley Cable TV, LLC, Seren Innovations, Inc., Cox Communications, Inc., Hospitality Network, Inc. (a wholly owned subsidiary of Cox that supplies hotel on-demand TV services) and Mediacom, LLC. As of December 31, 2004, Acacia Media Technologies has executed license and settlement agreements with Boulder Ridge Cable TV, Central Valley Cable TV, and Seren Innovations.

     In September 2004, Acacia Media Technologies filed complaints in the U.S. District Court for the District of Arizona, U.S. District Court for the District of Minnesota and the U.S. District Court for the Northern District of Ohio - Eastern Division, alleging infringement of Acacia Media Technologies' DMT patents against certain cable and satellite companies located in Arizona, Minnesota, and Ohio. Companies named in the lawsuits include Armstrong Group, Arvig Communication Systems, Block Communications, Inc., Cable America Corporation, Cable One, Inc., Cable System Services, Inc., Cannon Valley Communications, Inc., East Cleveland Cable TV and Communications, LLC, Loretel Cablevision, Massillon Cable TV, Inc., Mid-Continent Media, Inc., Nelsonville TV Cable, Inc., NPG Cable, Inc., Precis Communications, Inc. San Carlos Cablevision, LLC, Savage Communications, Inc., Sjoberg's Cablevision, Inc., US Cable, and Wide Open West, LLC. As of December 31, 2004, Acacia Media Technologies has executed license agreements with Precis Communications and Cable System Services and dismissed the action against San Carlos Cablevision and Nelsonville TV Cable.

INTERNET WEBSITES

     In 2003, Acacia Media Technologies initiated DMT patent infringement litigation in the Federal District Court for the Central District of California (the "Court") against defendants who provide adult oriented digital content over the Internet. As of December 31, 2004, New Destiny Internet Group, Inc., Audio Communications Inc., VS Media, Ademia Multimedia, LLC, International Web Innovations, Inc., Offendale Commercial BV, Ltd., Adult Entertainment Broadcast Network, Cybertrend, Inc., Lightspeed Media Corp., Adult Revenue Services, Innovative Ideas International, AskCS.com, Game Link, Inc., Club Jenna, Inc., Cybernet Ventures, Inc., ACMP, LLC, Global AVS, Inc. d/b/a DrewNet, ICS, Inc. / AP Net Marketing, Inc., and National A-1 Advertising, remained in the litigation.

HOTEL ON-DEMAND TV INDUSTRY

     In November 2003, Acacia Media Technologies initiated a patent infringement lawsuit in the Federal District Court for the Central District of California against On Command Corporation, provider of interactive in-room entertainment, information and business services to the lodging industry, regarding Acacia Media Technologies' DMT technology. In June 2004, Acacia Media Technologies entered into a license agreement for its DMT technology with On Command Corporation settling all outstanding litigation between the parties.

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

     Acacia Research Corporation is a guarantor under a lease agreement for office space that expires in August 2005. The lease agreement was entered into by Soundbreak.com, which ceased operations in February 2001. The leased premises is subleased through the remaining term of the lease agreement. Refer to Note 11 for additional information regarding discontinued operations.

OTHER

COMBIMATRIX GROUP

     In July 2001, CombiMatrix Corporation entered into a non-exclusive worldwide license, supply, research and development agreement with Roche. Under the terms of the agreement, Roche will purchase, use and resell CombiMatrix Corporation's array and related technologies for production of customizable arrays. Additionally, CombiMatrix Corporation and Roche will develop a platform technology, providing a range of standardized arrays for use in research applications. The agreement has a 15-year term and provides for minimum payments by Roche to CombiMatrix Corporation over the first three years, including payments upon the achievement of certain milestone and payments for products, royalties and research and development projects. During 2003 and 2002, the CombiMatrix group's research and development activities were driven primarily by ongoing performance obligations under the product commercialization phase of its license and research and development agreements with Roche. These activities include costs associated with direct labor, supplies and materials, development of prototype arrays and instruments and the use of outside consultants for certain engineering efforts. As previously discussed in Note 5, the CombiMatrix group completed all phases of its research and development agreement with Roche in March 2004.

     As previously disclosed in Note 6, the CombiMatrix group has entered into an agreement with Leuchemix to purchase a total of $4,000,000 of Series A Preferred Stock of Leuchemix over a two-year period. Future quarterly cash investments by the CombiMatrix group in Leuchemix are $1,600,000 in 2005 and $2,150,000 in 2006.

     In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group will perform research and development activities as described under the contract and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $5.9 million. Based on actual costs incurred through December 31, 2004, the CombiMatrix group expects to incur approximately $2.2 million and $819,000 in research and development costs during 2005 and 2006, respectively, to complete its obligations to the Department of Defense under this contract. As of December 31, 2004, the biowarfare detection contract with the Department of Defense was approximately 34% complete.

     In July 2004, the CombiMatrix group and collaborator irsiCaixa Foundation ("IRSI") entered into a three-year research, development and licensing agreement to develop certain siRNA compounds for pre-clinical drug development against the HIV virus. Pursuant to the terms of the agreement, the CombiMatrix group will make quarterly research and development funding payments to IRSI totaling $450,000 over a period of three years, which began in July 2004. In addition, the CombiMatrix group may make future contingent milestone payments for compounds that are developed, in accordance with the terms of the agreement. In consideration for receiving rights to commercialize the compounds under development, the CombiMatrix group will pay royalties to IRSI based on commercial sales of related products, in accordance with the agreement.

     HUMAN RESOURCES

     The CombiMatrix group provides certain severance benefits such that if an executive who is a vice president or higher is terminated for other than cause, death or disability, the executive will receive payments equal to three months' base salary and other medical and dental benefits on a bi-weekly basis over a three-month period. If termination occurs as a result of a change in control transaction, these benefits will be extended by three months. The CombiMatrix group also offers a general severance plan providing all employees with certain benefits upon their termination of employment due to lack of work. Under this plan, terminated employees will be provided with either four-weeks notice or four-weeks' salary in lieu of notice, and paid a lump-sum amount based on the employee's length of service, plus accrued benefits. The terminated employees will also be provided continuing medical and dental benefits, as well as continuation of life insurance, for a period ranging from two to 26 weeks subsequent to the date of termination, depending upon the employee's length of service.

ACACIA TECHNOLOGIES GROUP

     In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies' current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies' current patent portfolio, which includes its DMT patents. No royalty obligation has been incurred as of December 31, 2004. Any royalties paid pursuant to the agreements will be expensed in the consolidated statement of operations.


14.  RETIREMENT SAVINGS PLANS

     The Acacia Technologies group and the CombiMatrix group have separate employee savings and retirement plans under section 401(k) of the Internal Revenue Code (the "Plans"). The Plans are defined contribution plans in which eligible employees may elect to have a percentage of their compensation contributed to the Plans, subject to certain guidelines issued by the Internal Revenue Service. The Acacia Technologies group and the CombiMatrix group may contribute to the Plans at the discretion of Acacia Research Corporation's board of directors. There were no contributions made by the Acacia Technologies group or by the CombiMatrix group during the years ended December 31, 2004, 2003 and 2002.


15.  SUBSEQUENT EVENTS

EQUITY FINANCING

     In February 2005, Acacia Research Corporation raised gross proceeds of $19,600,000 through the sale of 3,500,000 shares of Acacia Research - Acacia Technologies common stock at a price of $5.60 per share in a registered direct offering. Net proceeds raised of approximately $19,575,000, which are net of related issuance costs, were attributed to the Acacia Technologies group. All of the shares of Acacia Research-Acacia Technologies common stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.

ACQUISITION

     On January 28, 2005, Acacia Global Acquisition Corporation, a newly formed corporation, acquired the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies. The acquisition gives the Acacia Technologies group 100% ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries, as set forth below. The acquisition expands and diversifies the Acacia Technologies group's revenue generating opportunities and accelerates the execution of the Acacia Technologies group's business strategy of acquiring, developing and licensing patented technologies.

     The acquisition is being accounted for by the purchase method of accounting and, accordingly, the consolidated statement of operations will include the results of the acquired companies beginning on January 28, 2005, the date of acquisition. The aggregate purchase consideration was approximately $24,605,000, including $5.0 million of cash, the issuance of 3,938,832 shares of Acacia Research--Acacia Technologies common stock valued at $19,505,000 and estimated acquisition costs of $100,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced.

     The following table summarizes the estimated preliminary total purchase consideration (in thousands):

     Estimated Purchase Consideration:
          Cash paid .............................................       $5,000
          Fair value of AR-Acacia Technologies stock issued .....       19,505
           Estimated Acquisition costs ..........................          100
                                                                    ----------
                                                                       $24,605
                                                                    ==========

     Other:
           Consulting contract ..................................       $2,000
                                                                    ==========

     Management's determination of the fair value of net assets acquired from Global Patent Holdings and the related purchase price allocation is ongoing and is anticipated to be completed by the end of the first quarter of 2005. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition, including, net tangible assets, patents and other identifiable intangibles. Any additional excess purchase price after the initial allocation to identifiable net tangible and identifiable intangible assets will be assigned to goodwill. Amounts attributable to patents will be amortized using the straight-line method over the estimated economic useful life of the underlying patents.

     The Acacia Technologies group executed a consulting agreement in connection with the acquisition described above, which requires the payment of $2.0 million in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition.


16.  CONSOLIDATING SEGMENT INFORMATION

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

     Presented below is consolidating financial information for our reportable segments reflecting the businesses of the CombiMatrix group and the Acacia Technologies group. Earnings attributable to each group have been determined in accordance with accounting principles generally accepted in the United States.

CONSOLIDATING BALANCE SHEETS (IN THOUSANDS)

                                                                            AT DECEMBER 31, 2004
                                                       ---------------------------------------------------------------
                                                          ACACIA
                                                        TECHNOLOGIES    COMBIMATRIX
                                                           GROUP           GROUP        ELIMINATIONS     CONSOLIDATED
                                                       -------------   -------------    -------------    -------------
                         ASSETS

Current assets:
  Cash and cash equivalents ........................   $      15,750   $       2,985    $           -    $      18,735
  Short-term investments ...........................          12,896          20,727                -           33,623
  Accounts receivable ..............................             193             343                -              536
  Prepaid expenses, inventory and other assets .....             754             229                -              983
  Receivable from CombiMatrix group ................             119               -             (119)               -
                                                       -------------   -------------    -------------    -------------

    Total current assets ...........................          29,712          24,284             (119)          53,877

Property and equipment, net of accumulated
  depreciation and amortization ....................             104           2,330                -            2,434
Patents, net of accumulated amortization ...........           3,042           9,021                -           12,063
Goodwill ...........................................             121          19,424                -           19,545
Other assets .......................................              79             329                -              408
                                                       -------------   -------------    -------------    -------------

                                                       $      33,058   $      55,388    $        (119)   $      88,327
                                                       =============   =============    =============    =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, accrued expenses and other .....   $       2,175   $       1,964    $           -    $       4,139
  Current portion of deferred revenues .............             428              66                -              494
  Payable to Acacia Technologies group .............               -             119             (119)               -
                                                       -------------   -------------    -------------    -------------

    Total current liabilities ......................           2,603           2,149             (119)           4,633

Deferred income taxes ..............................             869           2,112                -            2,981
Deferred revenues, net of current portion ..........               -           3,893                -            3,893
Other liabilities ..................................               -             406                -              406
                                                       -------------   -------------    -------------    -------------

    Total liabilities ..............................           3,472           8,560             (119)          11,913
                                                       -------------   -------------    -------------    -------------

Minority interests .................................             778               -                -              778
                                                       -------------   -------------    -------------    -------------

Redeemable Stockholders' equity:
  AR - Acacia Technologies stock ...................          28,808               -                -           28,808
  AR - CombiMatrix stock ...........................               -          46,828                -           46,828
                                                       -------------   -------------    -------------    -------------

    Total stockholders' equity .....................          28,808          46,828                -           75,636
                                                       -------------   -------------    -------------    -------------

                                                       $      33,058   $      55,388    $        (119)   $      88,327
                                                       =============   =============    =============    =============

                                                  F-37a

                                                                            AT DECEMBER 31, 2003
                                                       ---------------------------------------------------------------
                                                           ACACIA
                                                        TECHNOLOGIES    COMBIMATRIX
                                                           GROUP           GROUP        ELIMINATIONS     CONSOLIDATED
                                                       -------------   -------------    -------------    -------------
                         ASSETS

Current assets:
  Cash and cash equivalents ........................   $      20,392   $       3,807    $           -    $      24,199
  Short-term investments ...........................          12,809          13,492                -           26,301
  Accounts receivable ..............................             124             199                -              323
  Prepaid expenses, inventory and other assets .....             903             277                -            1,180
  Receivable from CombiMatrix group ................              99               -              (99)               -
                                                       -------------   -------------    -------------    -------------

    Total current assets ...........................          34,327          17,775              (99)          52,003

Property and equipment, net of accumulated
  depreciation and amortization ....................              71           2,752                -            2,823
Patents, net of accumulated amortization ...........           3,566          10,117                -           13,683
Goodwill ...........................................           1,776          19,424                -           21,200
Other assets .......................................             238              93                -              331
                                                       -------------   -------------    -------------    -------------

                                                       $      39,978   $      50,161    $         (99)   $      90,040
                                                       =============   =============    =============    =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, accrued expenses and other .....   $       1,572   $       1,672    $           -    $       3,244
  Current portion of deferred revenues .............             104          17,566                -           17,670
  Payable to Acacia Technologies group .............               -              99              (99)               -
                                                       -------------   -------------    -------------    -------------

    Total current liabilities ......................           1,676          19,337              (99)          20,914

Deferred income taxes ..............................           1,012           2,248                -            3,260
Deferred revenues, net of current portion ..........           1,500           2,839                -            4,339
Other liabilities ..................................               -               -                -                -
                                                       -------------   -------------    -------------    -------------

    Total liabilities ..............................           4,188          24,424              (99)          28,513
                                                       -------------   -------------    -------------    -------------

Minority interests .................................           1,127               -                -            1,127
                                                       -------------   -------------    -------------    -------------

Redeemable Stockholders' equity:
  AR - Acacia Technologies stock ...................          34,663               -                -           34,663
  AR - CombiMatrix stock ...........................               -          25,737                -           25,737
                                                       -------------   -------------    -------------    -------------

    Total stockholders' equity .....................          34,663          25,737                -           60,400
                                                       -------------   -------------    -------------    -------------

                                                       $      39,978   $      50,161    $         (99)   $      90,040
                                                       =============   =============    =============    =============

                                                    F-37b

                                                                            AT DECEMBER 31, 2002
                                                       ---------------------------------------------------------------
                                                           ACACIA
                                                        TECHNOLOGIES    COMBIMATRIX
                                                           GROUP           GROUP        ELIMINATIONS     CONSOLIDATED
                                                       -------------   -------------    -------------    -------------
                         ASSETS

Current assets:
  Cash and cash equivalents ........................   $      32,042   $       3,291    $           -    $      35,333
  Short-term investments ...........................           7,750          11,605                -           19,355
  Accounts receivable ..............................               -             578                -              578
  Prepaid expenses, inventory and other assets .....             775             446                -            1,221
  Receivable from CombiMatrix group ................             114               -             (114)               -
                                                       -------------   -------------    -------------    -------------

    Total current assets ...........................          40,681          15,920             (114)          56,487

Property and equipment, net of accumulated
  depreciation and amortization ....................             180           3,895                -            4,075
Patents, net of accumulated amortization ...........           4,068          11,212                -           15,280
Goodwill ...........................................           1,834          18,859                -           20,693
Other assets .......................................             449              87                -              536
                                                       -------------   -------------    -------------    -------------

                                                       $      47,212   $      49,973    $        (114)   $      97,071
                                                       =============   =============    =============    =============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, accrued expenses and other .....   $       2,524   $       2,302    $           -    $       4,826
  Current portion of deferred revenues .............           1,503           9,172                -           10,675
  Payable to Acacia Technologies group .............               -             114             (114)               -
                                                       -------------   -------------    -------------    -------------

    Total current liabilities ......................           4,027          11,588             (114)          15,501

Deferred income taxes ..............................           1,156           2,384                -            3,540
Deferred revenues, net of current portion ..........               -               -                -                -
Other liabilities ..................................               -               -                -                -
                                                       -------------   -------------    -------------    -------------

    Total liabilities ..............................           5,183          13,972             (114)          19,041
                                                       -------------   -------------    -------------    -------------

Minority interests .................................           1,487             684                -            2,171
                                                       -------------   -------------    -------------    -------------

Redeemable Stockholders' equity:
  AR - Acacia Technologies stock ...................          40,542               -                -           40,542
  AR - CombiMatrix stock ...........................               -          35,317                -           35,317
                                                       -------------   -------------    -------------    -------------

    Total stockholders' equity .....................          40,542          35,317                -           75,859
                                                       -------------   -------------    -------------    -------------

                                                       $      47,212   $      49,973    $        (114)   $      97,071
                                                       =============   =============    =============    =============

NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to Soundbreak.com. Total assets related to discontinued operations totaled $1,443,000 and $2,150,000 at December 31, 2004 and December 31, 2003, respectively. Total liabilities related to discontinued operations totaled $275,000 and $395,000 at December 31, 2004 and December 31, 2003, respectively.


                                      F-37c

CONSOLIDATING STATEMENTS OF OPERATIONS (IN THOUSANDS)

                                                                                          2004
                                                                ---------------------------------------------------------
                                                                  ACACIA                      ELIMINATIONS/
                                                                TECHNOLOGIES   COMBIMATRIX    RECLASS-
                                                                   GROUP          GROUP       IFICATIONS    CONSOLIDATED
                                                                -----------    -----------    -----------    -----------
Revenues:
  Research and development, government and
    service contracts .......................................   $         -    $    19,411    $         -    $    19,411
  License fees ..............................................         4,284              -              -          4,284
  Products ..................................................             -            230              -            230
                                                                -----------    -----------    -----------    -----------

    Total revenues ..........................................         4,284         19,641              -         23,925
                                                                -----------    -----------    -----------    -----------

Operating expenses:
  Cost of government contract revenues ......................             -          1,874              -          1,874
  Cost of product sales .....................................             -            173              -            173
  Research and development expenses .........................             -          5,294              -          5,294
  Charge for acquired in-process research and development ...             -              -              -              -
  Non-cash stock compensation amortization - research
    and development .........................................             -             91              -             91
  Marketing, general and administrative expenses ............         5,049          9,377          3,133         17,559
  Non-cash stock compensation amortization - marketing,
    general and administrative ..............................             -            663              -            663
  Legal expenses - patents ..................................         3,133              -         (3,133)             -
  Goodwill impairment charge ................................         1,656              -              -          1,656
  Amortization of patents ...................................           501          1,096              -          1,597
  Legal settlement charges ..................................             -            812              -            812
                                                                -----------    -----------    -----------    -----------

    Total operating expenses ................................        10,339         19,380              -         29,719
                                                                -----------    -----------    -----------    -----------

    Operating income (loss) .................................        (6,055)           261              -         (5,794)
                                                                -----------    -----------    -----------    -----------

Other income (expense):
  Impairment charge .........................................             -              -              -              -
  Interest income ...........................................           471            330              -            801
  Realized gains (losses) on short-term investments .........             -              -              -              -
  Unrealized (losses) gains on short-term investments .......             -              -              -              -
  Interest expense ..........................................             -              -              -              -
  Other income ..............................................             -            (17)             -            (17)
                                                                -----------    -----------    -----------    -----------

    Total other income (expense) ............................           471            313              -            784
                                                                -----------    -----------    -----------    -----------

Income (loss) from continuing operations before
  income taxes and minority interests .......................        (5,584)           574              -         (5,010)

Benefit for income taxes ....................................           139            136              -            275
                                                                -----------    -----------    -----------    -----------

Income (loss) from continuing operations before
  minority interests ........................................        (5,445)           710              -         (4,735)

Minority interests ..........................................             6              -              -              6
                                                                -----------    -----------    -----------    -----------

Loss from continuing operations .............................        (5,439)           710              -         (4,729)

Discontinued operations:

  Estimated loss on disposal of discontinued
    operations ..............................................          (104)             -              -           (104)
                                                                -----------    -----------    -----------    -----------

Net income (loss) ...........................................   $    (5,543)   $       710    $         -    $    (4,833)
                                                                ===========    ===========    ===========    ===========

                                                     F-38a

                                                                                          2003
                                                                ---------------------------------------------------------
                                                                  ACACIA                      ELIMINATIONS/
                                                                TECHNOLOGIES   COMBIMATRIX    RECLASS-
                                                                   GROUP          GROUP       IFICATIONS     CONSOLIDATED
                                                                -----------    -----------    -----------    -----------

Revenues:
  Research and development, government and
    service contracts .......................................   $         -    $        49    $         -    $        49
  License fees ..............................................           692              -              -            692
  Products ..................................................             -            407              -            407
                                                                -----------    -----------    -----------    -----------

    Total revenues ..........................................           692            456              -          1,148
                                                                -----------    -----------    -----------    -----------

Operating expenses:
  Cost of government contract revenues ......................             -              -              -              -
  Cost of product sales .....................................             -             99              -             99
  Research and development expenses .........................             -          8,098              -          8,098
  Charge for acquired in-process research and development ...             -              -              -              -
  Non-cash stock compensation amortization - research
    and development .........................................             -            466              -            466
  Marketing, general and administrative expenses ............         4,317          8,714          1,886         14,917
  Non-cash stock compensation amortization - marketing,
    general and administrative ..............................             -          1,189              -          1,189
  Legal expenses - patents ..................................         1,886              -         (1,886)             -
  Goodwill impairment charge ................................             -              -              -              -
  Amortization of patents ...................................           502          1,095              -          1,597
  Legal settlement charges ..................................             -            144              -            144
                                                                -----------    -----------    -----------    -----------

    Total operating expenses ................................         6,705         19,805              -         26,510
                                                                -----------    -----------    -----------    -----------

    Operating income (loss) .................................        (6,013)       (19,349)             -        (25,362)
                                                                -----------    -----------    -----------    -----------

Other income (expense):
  Impairment charge .........................................          (207)             -              -           (207)
  Interest income ...........................................           521            214              -            735
  Realized gains (losses) on short-term investments .........            94              -              -             94
  Unrealized (losses) gains on short-term investments .......             -              -              -              -
  Interest expense ..........................................             -              -              -              -
  Other income ..............................................             -              -              -              -
                                                                -----------    -----------    -----------    -----------

    Total other income (expense) ............................           408            214              -            622
                                                                -----------    -----------    -----------    -----------

Income (loss) from continuing operations before
  income taxes and minority interests .......................        (5,605)       (19,135)             -        (24,740)

Benefit for income taxes ....................................           137            136              -            273
                                                                -----------    -----------    -----------    -----------

Income (loss) from continuing operations before
  minority interests ........................................        (5,468)       (18,999)             -        (24,467)

Minority interests ..........................................            17             30              -             47
                                                                -----------    -----------    -----------    -----------

Loss from continuing operations .............................        (5,451)       (18,969)             -        (24,420)

Discontinued operations:

  Estimated loss on disposal of discontinued
    operations ..............................................             -              -              -              -
                                                                -----------    -----------    -----------    -----------

Net income (loss) ...........................................   $    (5,451)   $   (18,969)   $         -    $   (24,420)
                                                                ===========    ===========    ===========    ===========

                                                    F-38b

                                                                                          2002
                                                                ---------------------------------------------------------
                                                                  ACACIA                      ELIMINATIONS/
                                                                TECHNOLOGIES   COMBIMATRIX    RECLASS-
                                                                   GROUP          GROUP       IFICATIONS     CONSOLIDATED
                                                                -----------    -----------    -----------    -----------
Revenues:
  Research and development, government and
    service contracts .......................................   $         -    $       533    $         -    $       533
  License fees ..............................................            43              -              -             43
  Products ..................................................             -            306              -            306
                                                                -----------    -----------    -----------    -----------

    Total revenues ..........................................            43            839              -            882
                                                                -----------    -----------    -----------    -----------

Operating expenses:
  Cost of government contract revenues ......................             -              -              -              -
  Cost of product sales .....................................             -            263              -            263
  Research and development expenses .........................             -         18,187              -         18,187
  Charge for acquired in-process research and development ...             -         17,237              -         17,237
  Non-cash stock compensation amortization - research
    and development .........................................             -          1,868              -          1,868
  Marketing, general and administrative expenses ............         6,883         10,334          1,415         18,632
  Non-cash stock compensation amortization - marketing,
    general and administrative ..............................            19          4,540              -          4,559
  Legal expenses - patents ..................................         1,415              -         (1,415)             -
  Goodwill impairment charge ................................             -              -              -              -
  Amortization of patents ...................................         1,591            399              -          1,990
  Legal settlement charges ..................................             -         18,471              -         18,471
                                                                -----------    -----------    -----------    -----------

    Total operating expenses ................................         9,908         71,299              -         81,207
                                                                -----------    -----------    -----------    -----------

    Operating income (loss) .................................        (9,865)       (70,460)             -        (80,325)
                                                                -----------    -----------    -----------    -----------

Other income (expense):
  Impairment charge .........................................        (2,748)             -              -         (2,748)
  Interest income ...........................................           620            589              -          1,209
  Realized gains (losses) on short-term investments .........        (1,184)             -              -         (1,184)
  Unrealized (losses) gains on short-term investments .......          (249)             -              -           (249)
  Interest expense ..........................................            (6)          (197)             -           (203)
  Other income ..............................................            64              -              -             64
                                                                -----------    -----------    -----------    -----------

    Total other income (expense) ............................        (3,503)           392              -         (3,111)
                                                                -----------    -----------    -----------    -----------

Income (loss) from continuing operations before
  income taxes and minority interests .......................       (13,368)       (70,068)             -        (83,436)

Benefit for income taxes ....................................           710            147              -            857
                                                                -----------    -----------    -----------    -----------

Income (loss) from continuing operations before
  minority interests ........................................       (12,658)       (69,921)             -        (82,579)

Minority interests ..........................................           104         23,702              -         23,806
                                                                -----------    -----------    -----------    -----------

Loss from continuing operations .............................       (12,554)       (46,219)             -        (58,773)

Discontinued operations:

  Estimated loss on disposal of discontinued
    operations ..............................................          (200)             -              -           (200)
                                                                -----------    -----------    -----------    -----------

Net income (loss) ...........................................   $   (12,754)   $   (46,219)   $         -    $   (58,973)
                                                                ===========    ===========    ===========    ===========


                                                          F-38c

CONSOLIDATING STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31, 2004
                                                                   ------------------------------------------------------------
                                                                      ACACIA
                                                                   TECHNOLOGIES    COMBIMATRIX
                                                                       GROUP           GROUP       ELIMINATIONS    CONSOLIDATED
                                                                   ------------    ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss) from continuing operations .................   $     (5,439)   $        710    $          -    $     (4,729)
  Adjustments to reconcile net income (loss) from
    continuing operations to net cash used in operating
    activities:
  Depreciation and amortization ................................            551           2,200               -           2,751
  Minority interests ...........................................              -               -               -               -
  Non-cash stock compensation amortization .....................              -             754               -             754
  Charge for acquired in-process research and development ......              -               -               -               -
  Deferred tax benefit .........................................           (143)           (136)              -            (279)
  Net sales of trading securities ..............................              -               -               -               -
  Unrealized losses on short-term investments ..................              -               -               -               -
  Non-cash legal settlement charges ............................              -             812               -             812
  Non-cash impairment charges ..................................          1,656               -               -           1,656
  Other ........................................................             22              60               -              82
Changes in assets and liabilities:
  Accounts receivable ..........................................            (69)           (154)              -            (223)
  Prepaid expenses, inventory, other receivables and
    other assets ...............................................            654             135              20             809
  Accounts payable, accrued expenses and other .................            712             481             (20)          1,173
  Deferred revenues ............................................         (1,176)        (16,446)              -         (17,622)
                                                                   ------------    ------------    ------------    ------------

  Net cash used in operating activities from continuing
    operations .................................................         (3,232)        (11,584)              -         (14,816)
  Net cash used in operating activities from discontinued
    operations .................................................           (727)              -               -            (727)
                                                                   ------------    ------------    ------------    ------------
  Net cash used in operating activities ........................         (3,959)        (11,584)              -         (15,543)
                                                                   ------------    ------------    ------------    ------------

Cash flows from investing activities:
  Purchase of additional equity in consolidated subsidiaries ...              -               -               -               -
  Purchase of property and equipment, net ......................            (81)           (810)              -            (891)
  Sale of property and equipment ...............................              -               -               -               -
  Purchase of available-for-sale investments ...................         (9,098)        (50,143)              -         (59,241)
  Sale of available-for-sale investments .......................          9,004          42,755               -          51,759
  Purchase of common stock from minority stockholders of
    subsidiaries ...............................................              -               -               -               -
  Acquisition costs ............................................              -               -               -               -
  Other ........................................................             (5)           (250)              -            (255)
                                                                   ------------    ------------    ------------    ------------

  Net cash provided by (used in)  investing activities from
    continuing operations ......................................           (180)         (8,448)              -          (8,628)
  Net cash used in investing activities from discontinued
    operations .................................................           (198)              -               -            (198)
                                                                   ------------    ------------    ------------    ------------
  Net cash provided by (used in) investing activities ..........           (378)         (8,448)              -          (8,826)
                                                                   ------------    ------------    ------------    ------------

Cash flows from financing activities:
  Net cash attributed to the Acacia Technologies group .........           (305)              -               -            (305)
  Net cash attributed to the CombiMatrix group .................              -          19,227               -          19,227
                                                                   ------------    ------------    ------------    ------------

  Net cash provided by (used in) financing activities ..........           (305)         19,227               -          18,922
                                                                   ------------    ------------    ------------    ------------

Effect of exchange rate on cash ................................              -             (17)              -             (17)
                                                                   ------------    ------------    ------------    ------------

Increase (decrease) in cash and cash equivalents ...............         (4,642)           (822)              -          (5,464)

Cash and cash equivalents, beginning ...........................         20,392           3,807               -          24,199
                                                                   ------------    ------------    ------------    ------------


Cash and cash equivalents, ending ..............................   $     15,750    $      2,985    $          -    $     18,735
                                                                   ============    ============    ============    ============

                                                    F-39a

                                                                                    YEAR ENDED DECEMBER 31, 2003
                                                                   ------------------------------------------------------------
                                                                      ACACIA
                                                                   TECHNOLOGIES    COMBIMATRIX
                                                                       GROUP           GROUP       ELIMINATIONS    CONSOLIDATED
                                                                   ------------    ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss) from continuing operations .................   $     (5,451)   $    (18,969)   $          -   $    (24,420)
  Adjustments to reconcile net income (loss) from
    continuing operations to net cash used in operating
    activities:
  Depreciation and amortization ................................            616           2,409               -          3,025
  Minority interests ...........................................            (17)            (30)              -            (47)
  Non-cash stock compensation amortization .....................              -           1,655               -          1,655
  Charge for acquired in-process research and development ......              -               -               -              -
  Deferred tax benefit .........................................           (144)           (136)              -           (280)
  Net sales of trading securities ..............................              -               -               -              -
  Unrealized losses on short-term investments ..................              -               -               -              -
  Non-cash legal settlement charges ............................              -               -               -              -
  Non-cash impairment charges ..................................            207               -               -            207
  Other ........................................................              4              25               -             29
Changes in assets and liabilities:
  Accounts receivable ..........................................           (124)            379               -            255
  Prepaid expenses, inventory, other receivables and
    other assets ...............................................            (45)            169               -            124
  Accounts payable, accrued expenses and other .................           (411)           (645)              -         (1,056)
  Deferred revenues ............................................            101          11,233               -         11,334
                                                                   ------------    ------------    ------------   ------------

  Net cash used in operating activities from continuing
    operations .................................................         (5,264)         (3,910)              -         (9,174)
  Net cash used in operating activities from discontinued
    operations .................................................           (551)              -               -           (551)
                                                                   ------------    ------------    ------------   ------------
  Net cash used in operating activities ........................         (5,815)         (3,910)              -         (9,725)
                                                                   ------------    ------------    ------------   ------------

Cash flows from investing activities:
  Purchase of additional equity in consolidated subsidiaries ...              -               -               -              -
  Purchase of property and equipment, net ......................             (3)            (83)              -            (86)
  Sale of property and equipment ...............................              -               -               -              -
  Purchase of available-for-sale investments ...................         (5,059)        (32,714)              -        (37,773)
  Sale of available-for-sale investments .......................              -          30,801               -         30,801
  Purchase of common stock from minority stockholders of
    subsidiaries ...............................................              -               -               -              -
  Acquisition costs ............................................              -               -               -              -
  Other ........................................................              -               -               -              -
                                                                   ------------    ------------    ------------   ------------

  Net cash provided by (used in)  investing activities from
    continuing operations ......................................         (5,062)         (1,996)              -         (7,058)
  Net cash used in investing activities from discontinued
    operations .................................................           (356)              -               -           (356)
                                                                   ------------    ------------    ------------   ------------
  Net cash provided by (used in) investing activities ..........         (5,418)         (1,996)              -         (7,414)
                                                                   ------------    ------------    ------------   ------------

Cash flows from financing activities:
  Net cash attributed to the Acacia Technologies group .........           (417)              -               -           (417)
  Net cash attributed to the CombiMatrix group .................              -           6,435               -          6,435
                                                                   ------------    ------------    ------------   ------------

  Net cash provided by (used in) financing activities ..........           (417)          6,435               -          6,018
                                                                   ------------    ------------    ------------   ------------

Effect of exchange rate on cash ................................              -             (13)              -            (13)
                                                                   ------------    ------------    ------------   ------------

Increase (decrease) in cash and cash equivalents ...............        (11,650)            516               -        (11,134)

Cash and cash equivalents, beginning ...........................         32,042           3,291               -         35,333
                                                                   ------------    ------------    ------------   ------------


Cash and cash equivalents, ending ..............................   $     20,392    $      3,807    $          -   $     24,199
                                                                   ============    ============    ============   ============

                                                         F-39b

                                                                                    YEAR ENDED DECEMBER 31, 2002
                                                                   ------------------------------------------------------------
                                                                      ACACIA
                                                                   TECHNOLOGIES    COMBIMATRIX
                                                                       GROUP           GROUP       ELIMINATIONS    CONSOLIDATED
                                                                   ------------    ------------    ------------    ------------
Cash flows from operating activities:
  Net income (loss) from continuing operations .................   $    (12,554)   $    (46,219)   $          -   $    (58,773)
  Adjustments to reconcile net income (loss) from
    continuing operations to net cash used in operating
    activities:
  Depreciation and amortization ................................          1,797           1,736               -          3,533
  Minority interests ...........................................           (104)        (23,702)              -        (23,806)
  Non-cash stock compensation amortization .....................             19           6,408               -          6,427
  Charge for acquired in-process research and development ......              -          17,237               -         17,237
  Deferred tax benefit .........................................           (142)           (147)              -           (289)
  Net sales of trading securities ..............................          4,124               -               -          4,124
  Unrealized losses on short-term investments ..................            249               -               -            249
  Non-cash legal settlement charges ............................              -          17,471               -         17,471
  Non-cash impairment charges ..................................          2,748               -               -          2,748
  Other ........................................................            (30)            129               -             99
Changes in assets and liabilities:
  Accounts receivable ..........................................              -            (435)              -           (435)
  Prepaid expenses, inventory, other receivables and
    other assets ...............................................             (1)            258               -            257
  Accounts payable, accrued expenses and other .................            372            (515)              -           (143)
  Deferred revenues ............................................              3          11,637               -         11,640
                                                                   ------------    ------------    ------------   ------------

  Net cash used in operating activities from continuing
    operations .................................................         (3,519)        (16,142)              -        (19,661)
  Net cash used in operating activities from discontinued
    operations .................................................           (905)              -               -           (905)
                                                                   ------------    ------------    ------------   ------------
  Net cash used in operating activities ........................         (4,424)        (16,142)              -        (20,566)
                                                                   ------------    ------------    ------------   ------------

Cash flows from investing activities:
  Purchase of additional equity in consolidated subsidiaries ...           (200)              -               -           (200)
  Purchase of property and equipment, net ......................            (78)         (1,002)              -         (1,080)
  Sale of property and equipment ...............................              3             358               -            361
  Purchase of available-for-sale investments ...................         (7,750)        (11,338)              -        (19,088)
  Sale of available-for-sale investments .......................              -          20,383               -         20,383
  Purchase of common stock from minority stockholders of
    subsidiaries ...............................................           (217)              -               -           (217)
  Acquisition costs ............................................              -            (834)              -           (834)
  Other ........................................................           (100)              -               -           (100)
                                                                   ------------    ------------    ------------   ------------

  Net cash provided by (used in)  investing activities from
    continuing operations ......................................         (8,342)          7,567               -           (775)
  Net cash used in investing activities from discontinued
    operations .................................................             (3)              -               -             (3)
                                                                   ------------    ------------    ------------   ------------
  Net cash provided by (used in) investing activities ..........         (8,345)          7,567               -           (778)
                                                                   ------------    ------------    ------------   ------------

Cash flows from financing activities:
  Net cash attributed to the Acacia Technologies group .........         (2,048)              -               -         (2,048)
  Net cash attributed to the CombiMatrix group .................              -            (818)              -           (818)
                                                                   ------------    ------------    ------------   ------------

  Net cash provided by (used in) financing activities ..........         (2,048)           (818)              -         (2,866)
                                                                   ------------    ------------    ------------   ------------

Effect of exchange rate on cash ................................              -              92               -             92
                                                                   ------------    ------------    ------------   ------------

Increase (decrease) in cash and cash equivalents ...............        (14,817)         (9,301)              -        (24,118)

Cash and cash equivalents, beginning ...........................         46,859          12,592               -         59,451
                                                                   ------------    ------------    ------------   ------------


Cash and cash equivalents, ending ..............................   $     32,042    $      3,291    $          -   $     35,333
                                                                   ============    ============    ============   ============


                                                     F-39c

17.  SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                    ------------------------------------
                                                                       2004         2003         2002
                                                                    ----------   ----------   ----------
Supplemental disclosures of cash flow information:

   Cash paid for interest .......................................   $        -   $        -   $      192
   Cash paid for income taxes ...................................            4            9            -

Supplemental schedule of non-cash operating, investing and financing activities:

   Issuance of common stock for additional
   equity in consolidated subsidiary ............................            -        1,219      (46,007)
   Purchase price allocated to goodwill - step acquisitions .....            -          565       16,008
   Purchase price allocated to patents - step acquisitions ......            -            -        5,283
   Fixed assets purchased with accounts payable .................            -            -           70
   Accrued payments for purchase of common stock
   from minority stockholders of subsidiary .....................            -            -           58
   Loss from discontinued operations of Soundbreak.com ..........          249            -          480
   Deferred revenue purchase accounting adjustment ..............            -            -        8,425

18.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth unaudited consolidated statement of operations data for the eight quarters in the period ended December 31, 2004. This information has been derived from our unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Our quarterly results have been in the past and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

                                                                                            QUARTER ENDED
                                                                     ------------------------------------------------------------
                                                                       MAR. 31,        JUN. 30,        SEP. 30,        DEC. 31,
                                                                         2004            2004            2004            2004
                                                                     ------------    ------------    ------------    ------------
                                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
Revenues:
   Research and development contract .............................   $     17,302    $          -    $          -    $          -
   License fees ..................................................            599             666           2,240             779
   Government contract ...........................................            217             701             685             390
   Service contracts .............................................             81               5              16              14
   Products ......................................................             16              44              52             118
                                                                     ------------    ------------    ------------    ------------
   Total revenues ................................................         18,215           1,416           2,993           1,301
Operating expenses ...............................................          7,537           6,245           8,671           7,266
                                                                     ------------    ------------    ------------    ------------
Operating income (loss) ..........................................         10,678          (4,829)         (5,678)         (5,965)
Other income (expenses) ..........................................            158             192             218             216
                                                                     ------------    ------------    ------------    ------------
Income (loss) from continuing operations before
   income taxes and minority interests ...........................         10,836          (4,637)         (5,460)         (5,749)
Benefit for income taxes .........................................             67              69              70              69
                                                                     ------------    ------------    ------------    ------------
Income (loss) from continuing operations before minority
   interests .....................................................         10,903          (4,568)         (5,390)         (5,680)
Minority interests ...............................................              -               3               -               3
                                                                     ------------    ------------    ------------    ------------
Income (loss) from continuing operations .........................         10,903          (4,565)         (5,390)         (5,677)
Loss from discontinued operations ................................              -            (104)              -               -
                                                                     ------------    ------------    ------------    ------------

Net income (loss) ................................................   $     10,903    $     (4,669)   $     (5,390)   $     (5,677)
                                                                     ============    ============    ============    ============

Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
  Loss from continuing operations ................................   $       (989)   $     (1,049)   $     (1,842)   $     (1,559)
    Basic and diluted loss per share .............................          (0.05)          (0.05)          (0.09)          (0.08)
  Loss from discontinued operations ..............................   $          -    $       (104)   $          -    $          -
    Basic and diluted loss per share .............................              -           (0.01)              -               -
  Net loss .......................................................   $       (989)   $     (1,153)   $     (1,842)   $     (1,559)
    Basic and diluted loss per share .............................          (0.05)          (0.06)          (0.09)          (0.08)

Attributable to the CombiMatrix group:
  Net income (loss) ..............................................   $     11,892    $     (3,516)   $     (3,548)   $     (4,118)
    Basic earnings (loss) per share ..............................           0.44           (0.12)          (0.11)          (0.13)
  Net income (loss) ..............................................   $     11,892    $     (3,516)   $     (3,548)   $     (4,118)
    Diluted earnings (loss) per share ............................           0.41           (0.12)          (0.11)          (0.13)

Weighted average shares:
  Acacia Research - Acacia Technologies stock:
    Basic and diluted ............................................     19,752,335      19,787,466      19,793,487      19,805,917
  Acacia Research - CombiMatrix stock:
    Basic ........................................................     27,274,627      30,459,576      30,962,190      31,130,175
    Diluted ......................................................     29,233,817      30,459,576      30,962,190      31,130,175

Market price per share - Acacia Technologies stock:
    High .........................................................   $       7.50    $       7.25    $       7.14    $       5.60
    Low ..........................................................   $       5.15    $       4.84    $       2.77    $       3.91

Market price per share - CombiMatrix stock:
    High .........................................................   $       9.30    $       6.99    $       4.85    $       4.39
    Low ..........................................................   $       3.16    $       3.10    $       2.52    $       2.71


                                                              F-42a

                                                                                            QUARTER ENDED
                                                                     ------------------------------------------------------------
                                                                       MAR. 31,        JUN. 30,        SEP. 30,        DEC. 31,
                                                                         2003            2003            2003            2003
                                                                     ------------    ------------    ------------    ------------
                                                                         (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
Revenues:
   Research and development contract .............................   $          -    $          -    $          -    $          -
   License fees ..................................................              6              19             186             481
   Government contract ...........................................              -               -               -               -
   Service contracts .............................................              7               6              10              26
   Products ......................................................            209               -             171              27
                                                                     ------------    ------------    ------------    ------------
   Total revenues ................................................            222              25             367             534
Operating expenses ...............................................          7,207           6,885           6,481           5,937
                                                                     ------------    ------------    ------------    ------------
Operating income (loss) ..........................................         (6,985)         (6,860)         (6,114)         (5,403)
Other income (expenses) ..........................................            252              (4)            212             162
                                                                     ------------    ------------    ------------    ------------
Income (loss) from continuing operations before
   income taxes and minority interests ...........................         (6,733)         (6,864)         (5,902)         (5,241)
Benefit for income taxes .........................................             60              66              70              77
                                                                     ------------    ------------    ------------    ------------
Income (loss) from continuing operations before minority
   interests .....................................................         (6,673)         (6,798)         (5,832)         (5,164)
Minority interests ...............................................              6              24               -              17
                                                                     ------------    ------------    ------------    ------------
Income (loss) from continuing operations .........................         (6,667)         (6,774)         (5,832)         (5,147)
Loss from discontinued operations ................................              -               -               -               -
                                                                     ------------    ------------    ------------    ------------

Net income (loss) ................................................   $     (6,667)   $     (6,774)   $     (5,832)   $     (5,147)
                                                                     ============    ============    ============    ============

Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
  Loss from continuing operations ................................   $     (1,494)   $     (1,577)   $     (1,296)   $     (1,082)
    Basic and diluted loss per share .............................          (0.08)          (0.08)          (0.07)          (0.05)
  Loss from discontinued operations ..............................   $          -    $          -    $          -    $          -
    Basic and diluted loss per share .............................              -               -               -               -
  Net loss .......................................................   $     (1,494)   $     (1,577)   $     (1,296)   $     (1,082)
    Basic and diluted loss per share .............................          (0.08)          (0.08)          (0.07)          (0.05)

Attributable to the CombiMatrix group:
  Net income (loss) ..............................................   $     (5,173)   $     (5,197)   $     (4,536)   $     (4,065)
    Basic earnings (loss) per share ..............................          (0.23)          (0.21)          (0.18)          (0.16)
  Net income (loss) ..............................................   $     (5,173)   $     (5,197)   $     (4,536)   $     (4,065)
    Diluted earnings (loss) per share ............................          (0.23)          (0.21)          (0.18)          (0.16)

Weighted average shares:
  Acacia Research - Acacia Technologies stock:
    Basic and diluted ............................................     19,640,808      19,640,808      19,645,949      19,718,377
  Acacia Research - CombiMatrix stock:
    Basic ........................................................     22,983,278      24,183,340      25,890,408      26,207,146
    Diluted ......................................................     22,983,278      24,183,340      25,890,408      26,207,146

Market price per share - Acacia Technologies stock:
    High .........................................................   $       2.40    $       1.75    $       6.73    $       8.58
    Low ..........................................................   $       0.96    $       0.99    $       1.25    $       4.71

Market price per share - CombiMatrix stock:
    High .........................................................   $       3.65    $       2.83    $       5.07    $       5.05
    Low ..........................................................   $       1.50    $       1.71    $       2.25    $       2.90


                                                                    F-42b

                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Acacia Research Corporation

     In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 56 present fairly, in all material respects, the financial position of CombiMatrix Group (a division of Acacia Research Corporation as described in Note 1) at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Acacia Research Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As more fully described in Note 1 to the financial statements, CombiMatrix Group is a division of Acacia Research Corporation; accordingly, the financial statements of CombiMatrix group should be read in conjunction with the consolidated financial statements of Acacia Research Corporation.


/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 14, 2005

                                                       COMBIMATRIX GROUP
                                          (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                        BALANCE SHEETS
                                                        (IN THOUSANDS)


                                                                                                 DECEMBER 31,    DECEMBER 31,
                                                                                                     2004            2003
                                                                                                 ------------    ------------
                                             ASSETS

Current assets:
  Cash and cash equivalents .................................................................   $      2,985    $      3,807
  Available-for-sale investments ............................................................         20,727          13,492
  Accounts receivable, net of allowance for doubtful accounts of $0 (2004) and $145 (2003) ...            343             199
  Inventory, prepaid expenses and other assets ..............................................            229             277
                                                                                                 ------------    ------------

    Total current assets ....................................................................         24,284          17,775

Property and equipment, net of accumulated depreciation and amortization ....................          2,330           2,752
Patents, net of accumulated amortization of $3,074 (2004) and $1,978 (2003) ..................          9,021          10,117
Goodwill ...................................................................................         19,424          19,424
Other assets ...............................................................................            329              93
                                                                                                 ------------    ------------

                                                                                                 $     55,388    $     50,161
                                                                                                 ============    ============

                               LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
  Accounts payable, accrued expenses and other ..............................................   $      1,964    $      1,672
  Current portion of deferred revenues ......................................................             66          17,566
  Payable to Acacia Technologies group ......................................................            119              99
                                                                                                 ------------    ------------

    Total current liabilities ...............................................................          2,149          19,337

Deferred income taxes .......................................................................          2,112           2,248
Deferred revenues, net of current portion ...................................................          3,893           2,839
Other liabilities ..........................................................................            406               -
                                                                                                 ------------    ------------

    Total liabilities .......................................................................          8,560          24,424
                                                                                                 ------------    ------------

Commitments and contingencies (Note 9)

Allocated net worth:

  Funds allocated by Acacia Research Corporation ............................................        159,056         138,675

  Accumulated net losses ....................................................................       (112,228)       (112,938)
                                                                                                 ------------    ------------

    Total allocated net worth ...............................................................         46,828          25,737
                                                                                                 ------------    ------------

                                                                                                 $     55,388    $     50,161
                                                                                                 ============    ============


                          THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                             F-44

                                                   COMBIMATRIX GROUP
                                      (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                STATEMENTS OF OPERATIONS
                                                     (IN THOUSANDS)


                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                             -----------------------------------------
                                                                                2004           2003           2002
                                                                             -----------    -----------    -----------
Revenues:
  Research and development contract .....................................   $    17,302    $         -    $         -
  Government contract ...................................................         1,993              -            378
  Service contracts .....................................................           116             49            155
  Products ..............................................................           230            407            306
                                                                             -----------    -----------    -----------

    Total revenues ......................................................        19,641            456            839
                                                                             -----------    -----------    -----------

Operating expenses:
  Cost of government contract revenues ..................................         1,874              -              -
  Cost of product sales .................................................           173             99            263
  Research and development expenses .....................................         5,294          8,098         18,187
  Charge for acquired in-process research and development ...............             -              -         17,237
  Non-cash stock compensation amortization - research and development ...            91            466          1,868
  Marketing, general and administrative expenses ........................         9,377          8,714         10,334
  Non-cash stock compensation amortization - marketing, general
    and administrative ..................................................           663          1,189          4,540
  Amortization of patents ...............................................         1,096          1,095            399
  Legal settlement charges ..............................................           812            144         18,471
                                                                             -----------    -----------    -----------

    Total operating expenses ............................................        19,380         19,805         71,299
                                                                             -----------    -----------    -----------

    Operating income (loss) .............................................           261        (19,349)       (70,460)
                                                                             -----------    -----------    -----------

Other income:
  Interest income .......................................................           330            214            589
  Interest expense ......................................................             -              -           (197)
  Other .................................................................           (17)             -              -
                                                                             -----------    -----------    -----------

    Total other income ..................................................           313            214            392
                                                                             -----------    -----------    -----------

Income (loss) from operations before income taxes
  and minority interests ................................................           574        (19,135)       (70,068)

Benefit for income taxes ................................................           136            136            147
                                                                             -----------    -----------    -----------

Income (loss) from operations before minority interests .................           710        (18,999)       (69,921)

Minority interests ......................................................             -             30         23,702
                                                                             -----------    -----------    -----------

Division net income (loss) ..............................................   $       710    $   (18,969)   $   (46,219)
                                                                             ===========    ===========    ===========


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                         F-45

                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                        STATEMENTS OF ALLOCATED NET WORTH
                                 (IN THOUSANDS)



Balance at December 31, 2001 ....................................   $     3,723

Net assets attributed to the CombiMatrix group ..................        77,813
Division net income (loss) ......................................       (46,219)
                                                                    -----------

Balance at December 31, 2002 ....................................        35,317

Net assets attributed to the CombiMatrix group ..................         9,389
Division net income (loss) ......................................       (18,969)
                                                                    -----------

Balance at December 31, 2003 ....................................        25,737

Net assets attributed to the CombiMatrix group ..................        20,381
Division net income (loss) ......................................           710
                                                                    -----------

Balance at December 31, 2004 ....................................   $    46,828
                                                                    ===========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                   COMBIMATRIX GROUP
                                      (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                               STATEMENTS OF CASH FLOWS
                                                    (IN THOUSANDS)


                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------------
                                                                               2004           2003           2002
                                                                            -----------    -----------    -----------
Cash flows from operating activities:
 Division net income (loss) from operations ............................   $       710    $   (18,969)   $   (46,219)
 Adjustments to reconcile division net income (loss) from operations to net cash used in operating activities:
     Depreciation and amortization .....................................         2,200          2,409          1,736
     Minority interests ................................................             -            (30)       (23,702)
     Non-cash stock compensation amortization ..........................           754          1,655          6,408
     Charge for acquired in-process research and development ...........             -              -         17,237
     Deferred tax benefit ..............................................          (136)          (136)          (147)
     Non-cash legal settlement charges .................................           812              -         17,471
     Other .............................................................            60             25            129
Changes in assets and liabilities:
     Accounts receivable ...............................................          (154)           379           (435)
     Inventory, prepaid expenses and other assets ......................           135            169            258
     Accounts payable, accrued expenses and other ......................           481           (645)          (515)
     Deferred revenues .................................................       (16,446)        11,233         11,637
                                                                            -----------    -----------    -----------

     Net cash used in operating activities .............................       (11,584)        (3,910)       (16,142)
                                                                            -----------    -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment, net ...........................          (810)           (83)        (1,002)
     Sale of property and equipment ....................................             -              -            358
     Purchase of available-for-sale investments ........................       (50,143)       (32,714)       (11,338)
     Sale of available-for-sale investments ............................        42,755         30,801         20,383
     Purchase of investment ............................................          (250)             -              -
     Acquisition costs .................................................             -              -           (834)
                                                                            -----------    -----------    -----------

     Net cash provided by (used in) investing activities ...............        (8,448)        (1,996)         7,567
                                                                            -----------    -----------    -----------

Cash flows from financing activities:
     Net cash flows attributed to the CombiMatrix group ................        19,227          6,435           (818)
                                                                            -----------    -----------    -----------

Effect of exchange rate on cash ........................................           (17)           (13)            92
                                                                            -----------    -----------    -----------

(Decrease) increase in cash and cash equivalents .......................          (822)           516         (9,301)

Cash and cash equivalents, beginning ...................................         3,807          3,291         12,592
                                                                            -----------    -----------    -----------

Cash and cash equivalents, ending ......................................   $     2,985    $     3,807    $     3,291
                                                                            ===========    ===========    ===========


                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                         F-47

                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                          NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS

     Acacia Research Corporation is comprised of two separate divisions: the CombiMatrix group and the Acacia Technologies group (the "groups").

     The CombiMatrix group, a division of Acacia Research Corporation, is comprised of Acacia Research Corporation's wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's wholly owned subsidiary, CombiMatrix K.K. The CombiMatrix group is seeking to become a broadly diversified biotechnology company, through the development of proprietary technologies and products in the areas of drug development, genetic analysis, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group are a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix Corporation's array system with pharmaceutical and biotechnology companies in the Asian market.

LIQUIDITY AND RISKS

     The CombiMatrix group is deploying new and unproven technologies and continues to develop its commercial products. The CombiMatrix group has several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. Management believes that existing cash and cash equivalents and short-term investments are adequate to fund operations through the next twelve months. However, the ability to meet business objectives is dependent upon the CombiMatrix group's ability to raise additional financing, substantiate its technology and ultimately to fund itself from continuing operations. There can be no assurance that such funding will be available at acceptable terms or at all.

     The CombiMatrix group's business operations are also subject to certain risks and uncertainties, including:

     o    market acceptance of products and services;
     o technological advances that may make its products and services obsolete or less competitive;
     o increases in operating costs, including costs for supplies, personnel and equipment;
     o    the availability and cost of capital;
     o    general economic conditions; and
     o    governmental regulation that may restrict its business.

     The CombiMatrix group has historically been substantially dependent on its existing arrangements with strategic partners including Roche Diagnostics GmbH ("Roche"), and has relied upon payments by Roche and other partners for a majority of its future revenues. The CombiMatrix group intends to enter into additional strategic partnerships to develop and commercialize future products. However, there can be no assurance that the CombiMatrix group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the CombiMatrix group's ability to achieve its intended business objectives. The CombiMatrix group's success also depends on its ability to protect its intellectual property.

     The CombiMatrix group's business depends on issued and pending patents, and the loss of any patents or the group's failure to secure the issuance of patents covering elements of its business processes would materially harm its business and financial condition. The patents covering the CombiMatrix group's core technology begin to expire January 5, 2018.

RECAPITALIZATION TRANSACTION

     On December 11, 2002, Acacia Research Corporation's stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby Acacia Research Corporation created two new classes of common stock called Acacia Research-CombiMatrix stock ("AR-CombiMatrix stock") and Acacia Research-Acacia Technologies stock ("AR-Acacia Technologies stock"), and divided the existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation's CombiMatrix group. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation's Acacia Technologies group. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of Acacia Research Corporation's different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups.


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

     Minority interests represent participation of other stockholders in the allocated net assets and in the division earnings and losses of the CombiMatrix group and are reflected in the caption minority interests in CombiMatrix group's financial statements. Minority interests adjust CombiMatrix group's net results of operations to reflect only CombiMatrix group's share of the division earnings or losses of non-wholly owned investees of Acacia Research Corporation that have been attributed to the CombiMatrix group.

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

     Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for the Acacia Research Corporation principles of consolidation, the management allocation policies, treasury and cash management policies, asset and liability attribution policies, corporate, general and administrative services and facilities allocation policies and federal and state income tax allocation policies, utilized in the preparation of the separate CombiMatrix group financial statements.

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

     Revenue from the sale of products and services, including shipping and handling fees, are recognized when delivery has occurred or services have been rendered.

     Deferred revenues arise from payments received in advance of the culmination of the earnings process. Deferred revenues expected to be recognized within the next twelve months are classified within current liabilities. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition criteria as described above are met.

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

     CONCENTRATION OF CREDIT RISKS. Financial instruments that potentially subject the CombiMatrix group to concentrations of credit risk are cash equivalents and short-term investments. The CombiMatrix group places its cash equivalents and short-term investments primarily in investment grade, short-term debt instruments. Cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The CombiMatrix group has not experienced any significant losses on its deposits of cash and cash equivalents.

     Research and development contract revenues recognized by the CombiMatrix group for the year ended December 31, 2004 relate to its research and development agreement with Roche. Government contract revenues recognized by the CombiMatrix group for the year ended December 31, 2004 relate to its two-year,

$5.9 million contract with the Department of Defense awarded in March 2004. At December 31, 2004, accounts receivable included $248,000 due from the Department of Defense. In 2004, 2003 and 2002, 45%, 100% and 38% of the CombiMatrix group's array product and service sales were recorded by CombiMatrix K.K.

     Substantially all of the components and raw materials used in the manufacture of the CombiMatrix group's products, including semiconductors and reagents, are currently provided from a limited number of sources or in some cases from a single source. Although the CombiMatrix group believes that alternative sources for those components and raw materials are available, any supply interruption in a sole-sourced component or raw material might result in up to a several-month production delay and materially harm the CombiMatrix group's ability to manufacture products until a new source of supply, if any, could be located and qualified. The CombiMatrix group utilizes non-standard semiconductor manufacturing processes to fabricate the electrode array that is a key aspect of the array structure. Although the CombiMatrix group has a supply agreement in place with a semiconductor wafer manufacturer to ensure availability of the raw materials, it does not guarantee a permanent supply.

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

    Machine shop and laboratory equipment............ 3 to 5 years
    Furniture and fixtures........................... 5 to 7 years
    Computer hardware and software................... 3 years
    Leasehold improvements........................... Lesser of lease term or useful life of improvement

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

     PATENTS AND GOODWILL. Goodwill and identifiable intangibles, including patents, are recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible assets acquired. Patents, once issued or purchased, are amortized on the straight-line method over their economic remaining useful lives, ranging from seven to twenty years. Goodwill is not amortized.

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

     Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. The CombiMatrix group has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. The CombiMatrix group has one reporting unit. The fair value of the CombiMatrix group reporting unit is estimated using discounted cash flow analysis and by reference to quoted market prices of AR-CombiMatrix stock.

     SFAS No. 142 requires the CombiMatrix group to compare the fair value of its reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate fair value due to their short-term maturity.

     FOREIGN CURRENCY TRANSLATION. The functional currency of CombiMatrix K.K. is the local currency (Japanese Yen). Foreign currency translation is reported pursuant to SFAS No. 52, "Foreign Currency Translation" ("SFAS No. 52"). Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to allocated net worth. Revenue and expenses are translated at average rates of exchange prevailing during the year. Foreign currency transactions gains and losses were insignificant for the years ended December 31, 2004, 2003 and 2002.

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

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. Software developed for use in the CombiMatrix group's products is expensed as incurred until both (i) technological feasibility for the software has been established and (ii) all research and development activities for the other components of the system have been completed. Management believes these criteria are met after the CombiMatrix group has received evaluations from third-party test sites and completed any resulting modifications to the products. Expenditures to date have been classified as research and development expense.

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

     ADVERTISING. Costs associated with marketing and advertising of the CombiMatrix group's products and services are expensed as incurred. For the years ended December 31, 2004, 2003 and 2002, marketing and advertising expenses incurred by the CombiMatrix group were $314,000, $26,000 and $62,000, respectively.

     INCOME TAXES. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the CombiMatrix group's financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

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

     EARNINGS PER SHARE. Earnings per share information is omitted from the CombiMatrix group statements of operations because AR-CombiMatrix stock is part of the capital structure of Acacia Research Corporation. The CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock continue to be stockholders of Acacia Research Corporation. This presentation reflects the fact that the CombiMatrix group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock transactions legal transactions of the CombiMatrix group. Refer to the Acacia Research Corporation consolidated financial statements for earnings per share information for Acacia Research Corporation's classes of stock.

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

     RECENT ACCOUNTING PRONOUNCEMENTS. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.


3.   SHORT-TERM INVESTMENTS

     Short-term investments consist of the following at December 31, 2004 and 2003 (in thousands):

                                                       2004                       2003
                                            -------------------------   -------------------------
                                             AMORTIZED       FAIR        AMORTIZED       FAIR
                                               COST          VALUE         COST          VALUE
                                            -----------   -----------   -----------   -----------
     Available-for-sale securities:
         Corporate bonds and notes ......   $     6,562   $     6,541   $     6,930   $     6,931
         U.S. government securities .....        14,220        14,186         6,558         6,561
                                            -----------   -----------   -----------   -----------
                                            $    20,782   $    20,727   $    13,488   $    13,492
                                            ===========   ===========   ===========   ===========

     Gross unrealized gains and losses related to available-for-sale securities were not material for the periods presented. All investments in debt securities classified as available-for-sale at December 31, 2004 have contractual maturities of one year or less.

4.   PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2004 and 2003 (in thousands):

                                                                   2004           2003
                                                               -----------    -----------
     Machine shop and laboratory equipment .................   $     3,791    $     3,687
     Furniture and fixtures ................................           162            160
     Computer hardware and software ........................           829          1,163
     Leasehold improvements ................................           998            999
     Construction in progress ..............................           359             84
                                                               -----------    -----------
                                                                     6,139          6,093
     Less: accumulated depreciation and amortization .......        (3,809)        (3,341)
                                                               -----------    -----------
                                                               $     2,330    $     2,752
                                                               ===========    ===========

     Depreciation and amortization expense was $1,105,000, $1,314,000 and $1,364,000 for the years ended December 31, 2004, 2003 and 2002. Amortization of assets held under capital lease included in depreciation and amortization expense was $590,000 for the year ended December 31, 2002. In November 2002, the capital lease obligation was repaid and title to the assets previously under capital lease was transferred back to the CombiMatrix group. Fully depreciated assets of $663,000 were written off in 2004.


5.   INVESTMENTS

     In October 2004 (the "Investment Date"), the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. ("Leuchemix"), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly, beginning with the fourth quarter of 2004 and continuing through the third quarter of 2006. As of December 31, 2004, the CombiMatrix group has initially invested $250,000 for a 3% interest in the total outstanding voting securities of Leuchemix. In accordance with the terms of the purchase agreement, CombiMatrix Corporation's CEO was named a director of Leuchemix. Although the CombiMatrix group's investment in Leuchemix only represented approximately 3% of Leuchemix's total outstanding voting securities as of the Investment Date, the CombiMatrix group's investment is being accounted for under the equity method as the CombiMatrix group has the ability to exercise significant influence over Leuchemix, primarily due to CombiMatrix Corporation's representation on Leuchemix's board of directors.

     The CombiMatrix group's 3% interest in the equity in loss of Leuchemix, including its share of the amortization expense related to the excess purchase consideration over the book value of Leuchemix was not material for the year-ended December 31, 2004. Future investments in Leuchemix will be accounted for as step acquisitions. Summary financial information for Leuchemix was not significant as of December 31, 2004.


6.   INTANGIBLES

     The CombiMatrix group has $19,424,000 of goodwill at December 31, 2004 and 2003.

     The CombiMatrix group's only identifiable intangible assets are patents, which are being amortized over an economic useful life of approximately 11 years. The gross carrying amounts and accumulated amortization related to acquired intangible assets, all related to patents, as of December 31, 2004 and 2003, are as follows (in thousands):

                                                 2004           2003
                                             -----------    -----------
     Gross carrying amount - patents .....   $    12,095    $    12,095
     Accumulated amortization ............        (3,074)        (1,978)
                                             -----------    -----------
     Patents, net ........................   $     9,021    $    10,117
                                             ===========    ===========

     Aggregate patent amortization expense was $1,096,000, $1,095,000 and $399,000 in 2004, 2003 and 2002, respectively. Annual aggregate amortization expense for each of the next five years through December 31, 2009 is estimated to be $1,095,000 per year. Refer to Note 12, "Step Acquisitions Allocated to the CombiMatrix Group," for additions to intangibles and goodwill during 2004 and 2003.

7.   BALANCE SHEET COMPONENTS

           Accounts payable, accrued expenses and other consists of the following at December 31, 2004 and December 31, 2003 (in thousands):

                                                         2004           2003
                                                     -----------    -----------
     Accounts payable .............................  $       410    $       305
     Payroll and other employee benefits ..........          317            304
     Accrued vacation .............................          355            287
     Deferred rent ................................          340            284
     Accrued consulting and other professional
       fees .......................................          299            242
     Other accrued liabilities ....................          243            250
                                                     -----------    -----------
                                                     $     1,964    $     1,672
                                                     ===========    ===========

     Deferred revenues consist of the following at December 31, 2004 and 2003 (in thousands):

                                                         2004           2003
                                                     -----------    -----------
     Milestone and up-front payments ..............  $     3,959    $    20,405
     Less:  current portion .......................          (66)       (17,566)
                                                     -----------    -----------
                                                     $     3,893    $     2,839
                                                     ===========    ===========

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

     In August 2004, the CombiMatrix group received a $1,000,000 upfront payment from Furuno Electric Co., LTD ("Furuno") as part of a multi-year collaboration agreement to develop a bench-top array synthesizer for commercial applications. In 2003, the CombiMatrix group received upfront and milestone payments from Toppan Printing Co., LTD. ("Toppan") totaling $2,400,000, pursuant to a multi-year collaboration and supply agreement to develop and manufacture arrays using the CombiMatrix group's proprietary electrochemical detection approach. The payments received from Furuno and Toppan are included in deferred revenues at December 31, 2004 in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements.


8.   INCOME TAXES

     CombiMatrix group's allocated benefit for income taxes consists of the following (in thousands):

                                        2004           2003           2002
                                    -----------    -----------    -----------
     Current:
         U.S. Federal tax .......   $         -    $         -    $         -
         State taxes ............             -              -              -
                                    -----------    -----------    -----------
                                              -              -              -
                                    -----------    -----------    -----------
     Deferred:
         U.S. Federal tax .......          (136)          (136)          (147)
         State taxes ............             -              -              -
                                    -----------    -----------    -----------
                                           (136)          (136)          (147)
                                    -----------    -----------    -----------
                                    $      (136)   $      (136)   $      (147)
                                    ===========    ===========    ===========

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2004 and 2003 (in thousands):

                                                                      2004           2003
                                                                  -----------    -----------
     Deferred tax assets:
        Depreciation and amortization .........................   $      (203)   $      (117)
        Deferred revenues .....................................           829          3,456
        Stock compensation ....................................         7,491          8,009
        Accrued liabilities and other .........................           218            213
        Net operating loss carryforwards and credits ..........        32,459         28,947
                                                                  -----------    -----------
        Total deferred tax assets .............................        40,794         40,508
        Less:  valuation allowance ............................       (40,794)       (40,508)
                                                                  -----------    -----------
        Deferred tax assets, net of valuation allowance .......             -              -
                                                                  -----------    -----------
      Deferred tax liabilities:
         Intangibles ..........................................        (2,112)        (2,248)
                                                                  -----------    -----------
         Net deferred tax liability ...........................   $    (2,112)   $    (2,248)
                                                                  ===========    ===========

     A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

                                                       2004            2003            2002
                                                   -----------     -----------     -----------
     Statutory federal tax rate ................           (34%)           (34%)           (34%)
     Amortization of intangible assets .........             -               -               3%
     Tax exempt interest .......................            10%              -               -
     Impact of foreign rate difference .........            10%              -               -
     Research and development tax credits ......            70%              -               -
     Stock compensation ........................             4%              1%              1%
     Non deductible permanent items ............            11%              -              13%
     Valuation allowance .......................           (50%)            36%             19%
     Other .....................................             2%             (4%)            (2%)
                                                   -----------     -----------     -----------
                                                            23%             (1%)             -
                                                   ===========     ===========     ===========

     At December 31, 2004, the CombiMatrix group has deferred tax assets totaling approximately $40,794,000, which are fully offset by a valuation allowance due to management's determination that the criteria for asset recognition have not been met.

     Acacia Research Corporation files a consolidated federal income tax return that includes the Acacia Technologies group (excluding discontinued operations) and the CombiMatrix group.

     At December 31, 2004, the CombiMatrix group had federal net operating loss carryforwards of approximately $90,131,000, which will begin to expire in 2012 through 2024. In addition, the CombiMatrix group has tax credit carryforwards of approximately $2,869,000. Utilization of net operating loss carryforwards and tax credit carryforwards are subject to the "change of ownership" provisions under Section 382 of the Internal Revenue Code. The amount of such limitations has not been determined.

     Had the CombiMatrix group filed separate tax returns, the benefit for income taxes and division net loss would not have differed from the amounts reported in the CombiMatrix group's statements of operations for the years ended December 31, 2004, 2003, and 2002.

9.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     In October 2000, CombiMatrix Corporation entered into a non-cancelable operating lease for office space. A security deposit in the form of a $783,000 letter of credit was issued November 1, 2000, which was increased to $1,200,000 during 2001 and to $1,500,000 during 2002. Future minimum operating lease payments as of December 31, 2004 are as follows (in thousands):

     YEAR
     ----

     2005 .......................................   $     1,923
     2006 .......................................         1,836
     2007 .......................................         1,937
     2008 .......................................         1,615
     Thereafter .................................             -
                                                    -----------
     Total minimum lease payments ...............   $     7,311
                                                    ===========

     Rent expense for the years ended December 31, 2004, 2003 and 2002 was $1,933,000, $2,006,000 and $1,618,000, respectively.

COLLABORATIVE AND RESEARCH AGREEMENTS

     In July 2001, CombiMatrix Corporation entered into a non-exclusive worldwide license, supply, research and development agreement with Roche. Under the terms of the agreement, Roche will purchase, use and resell CombiMatrix Corporation's array and related technologies for production of customizable arrays. Additionally, CombiMatrix Corporation and Roche will develop a platform technology, providing a range of standardized arrays for use in research applications. The agreement has a 15-year term and provides for minimum payments by Roche to CombiMatrix Corporation over the first three years, including payments upon the achievement of certain milestone and payments for products, royalties and research and development projects. During 2003 and 2002, the CombiMatrix group's research and development activities were driven primarily by ongoing performance obligations under the product commercialization phase of its license and research and development agreements with Roche. These activities include costs associated with direct labor, supplies and materials, development of prototype arrays and instruments and the use of outside consultants for certain engineering efforts. As previously discussed in Note 7, the CombiMatrix group completed all phases of its research and development agreement with Roche in March 2004.

     As previously disclosed in Note 5, the CombiMatrix group has entered into an agreement with Leuchemix to purchase a total of $4,000,000 of Series A Preferred Stock of Leuchemix over a two-year period. Future quarterly cash investments by the CombiMatrix group in Leuchemix are $1,600,000 in 2005 and $2,150,000 in 2006.

     In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group will perform research and development activities as described under the contract and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $5.9 million. Based on actual costs incurred through December 31, 2004, the CombiMatrix group expects to incur approximately $2.2 million and $819,000 in research and development costs during 2005 and 2006, respectively, to complete its obligations to the Department of Defense under this contract. As of December 31, 2004, the biowarfare detection contract with the Department of Defense was approximately 34% complete.

     In July 2004, the CombiMatrix group and collaborator irsiCaixa Foundation ("IRSI") entered into a three-year research, development and licensing agreement to develop certain siRNA compounds for pre-clinical drug development against the HIV virus. Pursuant to the terms of the agreement, the CombiMatrix group will make quarterly research and development funding payments to IRSI totaling $450,000 over a period of three years, which began in July 2004. In addition, the CombiMatrix group may make future contingent milestone payments for compounds that are developed, in accordance with the terms of the agreement. In consideration for receiving rights to commercialize the compounds under development, the CombiMatrix group will pay royalties to IRSI based on commercial sales of related products, in accordance with the agreement.

     HUMAN RESOURCES

     The CombiMatrix group provides certain severance benefits such that if an executive who is a vice president or higher is terminated for other than cause, death or disability, the executive will receive payments equal to three months' base salary and other medical and dental benefits on a bi-weekly basis over a three-month period. If termination occurs as a result of a change in control transaction, these benefits will be extended by three months. The CombiMatrix group also offers a general severance plan providing all employees with certain benefits upon their termination of employment due to lack of work. Under this plan, terminated employees will be provided with either four-weeks notice or four-weeks' salary in lieu of notice, and paid a lump-sum amount based on the employee's length of service, plus accrued benefits. The terminated employees will also be provided continuing medical and dental benefits, as well as continuation of life insurance, for a period ranging from two to 26 weeks subsequent to the date of termination, depending upon the employee's length of service.

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

     The issuance of the CombiMatrix Corporation common shares in settlement of the litigation with Nanogen was accounted for as a nonmonetary transaction. Accordingly, CombiMatrix Corporation recorded a non-cash litigation settlement charge in the consolidated statements of operations for the year ended December 31, 2002 of approximately $17,471,000, which was based on the fair value of the CombiMatrix Corporation common shares issued to Nanogen. Management was responsible for determining the fair value of the common shares issued to Nanogen on the settlement date and considered a number of factors, including reference to an independent third-party valuation. Management utilized an income approach to estimate the value of the common shares issued, based on the present value of CombiMatrix Corporation's future estimated cash flows. Future estimated cash flows included management's estimates of revenues, cost of sales, research and development expenses, sales and marketing expenses, general and administrative expenses, the anticipated effect of income taxes, and required returns on working capital, fixed assets and other assets necessary to support the generation of these cash flows. Future estimated cash flows were discounted to the present value using a discount rate of 25%, which reflected a required rate of return, comprised of an estimated weighted-average cost of capital, which was further increased to reflect the risk profile of the company's business.

     Total legal settlement charges recorded in the CombiMatrix group statement of operations for the year ended December 31, 2002 include the fair value of the common shares issued to Nanogen in the amount of $17,471,000 and a charge in the amount of $1,000,000 related to the cash payments due to Nanogen discussed above.

     During the year ended December 31, 2004, the CombiMatrix group recorded a net non-cash charge totaling $812,000 in connection with the anti-dilution provisions of the settlement agreement. The non-cash charge reflects management's estimate of the fair value of AR-CombiMatrix stock issued to Nanogen, Inc. as a result of certain options and warrants exercised during 2004 and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of December 31, 2004. The liability is adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as a long-term liability until settled in equity. The anti-dilution provisions of the settlement agreement expire in September 2005.

     The CombiMatrix group is subject to other claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on CombiMatrix group's financial position, results of operations or cash flows.


10.  RETIREMENT SAVINGS PLAN

     The CombiMatrix group has an employee savings and retirement plan under section 401(k) of the Internal Revenue Code (the "Plan"). The Plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The CombiMatrix group may contribute to the Plan at the discretion of Acacia Research Corporation's board of directors. There were no contributions made by the CombiMatrix group during the years ended December 31, 2004, 2003 and 2002.


11.  ALLOCATED NET WORTH

     The CombiMatrix group's statements of allocated net worth present the equity transactions of Acacia Research Corporation, which are attributed to the CombiMatrix group as "Net assets attributed to the CombiMatrix group." This presentation reflects the fact that the CombiMatrix group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock option transactions legal transactions of the CombiMatrix group. Presented below is a detail of the equity transactions of Acacia Research Corporation which relate to the businesses of the CombiMatrix group and which therefore comprise the balances reflected in the group's net assets attributed to CombiMatrix group (in thousands):

                                                                                                COMBIMATRIX
                                                                                                   GROUP
                                                                                               -------------
2002
Allocated corporate charges ...............................................................   $       1,032
Stock options exercised ...................................................................              29
Change in capital due to issuance of stock by subsidiaries ................................            (550)
Compensation expense relating to stock options and warrants ...............................             300
Unrealized loss on short-term investments .................................................             (38)
Unrealized gain on foreign currency translation ...........................................              40
Dividends paid ...........................................................................             (11)
Stock issuance related to acquisition of additional CombiMatrix shares ....................          76,175
Acquisition costs allocated ...............................................................             834
Other ....................................................................................               2
                                                                                               -------------
Net assets attributed to the CombiMatrix group - 2002 .....................................   $      77,813
                                                                                               =============

2003
Units issued in private placement, net ....................................................   $       4,862
Allocated corporate charges ...............................................................             620
Stock options and warrants exercised ......................................................             953
Employee stock grant ......................................................................              60
Stock option cancellations ................................................................            (256)
Compensation expense relating to stock options and warrants ...............................           1,849
Unrealized loss on short-term investments .................................................             (27)
Unrealized gain on foreign currency translation ...........................................              35
Shares issued to Nanogen pursuant to September 2002 settlement agreement (see Note 9) ......              74
Stock issuance related to acquisition of minority interests in Advanced Material
  Sciences and CombiMatrix K.K ............................................................           1,219
                                                                                               -------------
Net assets attributed to the CombiMatrix group - 2003 .....................................   $       9,389
                                                                                               =============

2004
Units issued in direct offering, net issuance costs .......................................   $      13,715
Allocated corporate charges ...............................................................             396
Stock options and warrants exercised ......................................................           5,117
Stock option cancellations ................................................................            (185)
Compensation expense relating to stock options and warrants ...............................             939
Unrealized loss on short-term investments .................................................             (59)
Unrealized loss on foreign currency translation ...........................................             (20)
Shares issued to Nanogen pursuant to September 2002 settlement agreement (see Note 9) ......             478
                                                                                               -------------
Net assets attributed to the CombiMatrix group - 2004 .....................................   $      20,381
                                                                                               =============

EQUITY FINANCINGS

     In April 2004, Acacia Research Corporation raised net proceeds of approximately $13,715,000 through the sale of 3,000,000 shares of Acacia Research - CombiMatrix common stock in a registered direct offering. The net proceeds from this offering were attributed to the CombiMatrix group.

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

WARRANTS

     During 2004 and 2003, proceeds of $2,093,000 and $450,000 were received from the issuance of 761,205 and 164,000 shares, respectively, of AR-CombiMatrix stock related to the exercise of certain warrants issued in connection with the May 2003 private equity financing described below. The proceeds from the warrants exercised were attributed to the CombiMatrix group.

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

     In April 2002, CombiMatrix Corporation purchased Acacia Research Corporation's majority interest in Advanced Material Sciences. CombiMatrix Corporation issued 180,982 shares of its common stock to Acacia Research Corporation in exchange for Acacia Research Corporation's 58% interest in Advanced Material Sciences. As a result of this transaction, CombiMatrix Corporation owned 87% of Advanced Material Sciences as of December 31, 2002, with the remaining interests owned by unaffiliated parties. The April 2002 transaction was accounted for using Acacia Research Corporation's basis in the net assets of Advanced Material Sciences and as a result, the CombiMatrix group's 2002 financial statements reflected the assets and liabilities of Advanced Material Sciences at historical cost.

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

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed and the allocation of the purchase price at the date of acquisition (in thousands):

     Acquisition costs:
          Exchange of AR-CombiMatrix stock for CombiMatrix Corporation
             common stock ..................................................   $    46,007
          Acquisition expenses .............................................           834
                                                                                -----------
          Total acquisition cost ...........................................   $    46,841
                                                                                ===========

     Purchase price allocation:
          Fair value of 52% of CombiMatrix
              Corporation net tangible assets at December 13, 2002 .........         8,313
          Intangible assets acquired:
              Core technology/patent .......................................         5,283
              Acquired in-process research and development .................        17,237
              Goodwill (non-deductible for tax purposes) ...................        16,008
                                                                                -----------

          Total ............................................................   $    46,841
                                                                                ===========

     The total purchase price of $46,841,000 was allocated to the fair value of assets acquired and liabilities assumed, including acquired IPR&D, as shown above. The amount attributable to CombiMatrix Corporation's core technology and related patents is being amortized using the straight-line method over the estimated economic useful life of 7 years. Amounts allocated to patents, IPR&D and goodwill have been attributed to the CombiMatrix group.

     In conjunction with the allocation of the purchase price, Acacia Research Corporation was required to adjust CombiMatrix Corporation's assets and liabilities to fair value. Deferred revenue, primarily consisting of milestone payments and other cash receipts from Roche and NASA, was reduced by $8,425,000 to reflect the fair value of the continuing obligation related to the 52% interest in CombiMatrix Corporation acquired by Acacia Research Corporation.

     The amount attributable to IPR&D projects (comprised of two projects:
Genomics and Proteomics biological array systems) that had not yet reached technological feasibility and had no alternative future use of $17,237,000 was charged to expense on the acquisition date and is included in the accompanying statement of operations for the year ended December 31, 2002.

     Management was responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed, including IPR&D, at the date of acquisition. Management considered a number of factors, including reference to independent valuations. The in-process technologies were valued using a discounted cash flow model on a project-by-project basis, which estimated the cash flows expected to result from each project once it has reached technological feasibility. A discount rate consistent with the risks of each project was used to estimate the present value of future cash flows. In estimating future cash flows, management considered the contribution of its core technology (for which a United States patent was obtained in July 2000) that would be required for successful exploitation of purchased in-process technology, in order to value the core and in-process technologies discretely. As a result, future cash flows relating to each purchased IPR&D project were reduced in order to reflect the contribution of core technology to each IPR&D project. The cash flows from these projects attributable to core technology were then separately valued to determine the intangible asset value of purchased core technology. In determining the contribution of core technology to in-process projects, management used a profit split approach which considered the estimated profit split between a licensor and licensee of the core technology and management's assessment of how critical the core technology was to the IPR&D projects.

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

13.  SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                      ------------------------------------
                                                                         2004         2003         2002
                                                                      ----------   ----------   ----------
Supplemental disclosures of cash flow information:

     Cash paid for interest .......................................   $        -   $        -   $      192

Supplemental schedule of non-cash operating, investing and financing activities:

     Intangibles attributed to the CombiMatrix group ..............            -        1,219      (46,007)
     Purchase price allocated to goodwill - step acquisitions .....            -          565       16,008
     Purchase price allocated to patents - step acquisitions ......            -            -        5,283
     Fixed assets purchased with accounts payable .................            -            -           70
     Deferred revenue purchase accounting adjustment ..............            -            -        8,425

                            ACACIA TECHNOLOGIES GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Acacia Research Corporation

     In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 56 present fairly, in all material respects, the financial position of Acacia Technologies Group (a division of Acacia Research Corporation as described in Note 1) at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Acacia Research Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As more fully described in Note 1 to the financial statements, Acacia Technologies group is a division of Acacia Research Corporation; accordingly, the financial statements of Acacia Technologies group should be read in conjunction with the consolidated financial statements of Acacia Research Corporation.



/s/ PricewaterhouseCoopers LLP

Los Angeles, California
March 14, 2005


                                            ACACIA TECHNOLOGIES GROUP
                                   (A Division of Acacia Research Corporation)
                                                 BALANCE SHEETS
                                                 (In thousands)

                                                                                   DECEMBER 31,     DECEMBER 31,
                                                                                      2004             2003
                                                                                  -------------    -------------
                                   ASSETS

Current assets:
  Cash and cash equivalents ..................................................   $      15,750    $      20,392
  Short-term investments .....................................................          12,896           12,809
  Accounts receivable ........................................................             193              124
  Prepaid expenses and other assets ..........................................             754              903
  Receivable from CombiMatrix group ..........................................             119               99
                                                                                  -------------    -------------

    Total current assets .....................................................          29,712           34,327

Property and equipment, net of accumulated depreciation ......................             104               71
Patents, net of accumulated amortization of $1,684 (2004) and $1,187 (2003) ...           3,042            3,566
Goodwill .....................................................................             121            1,776
Other assets .................................................................              79              238
                                                                                  -------------    -------------

                                                                                  $      33,058    $      39,978
                                                                                  =============    =============

                     LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
  Accounts payable and accrued expenses ......................................   $       2,175    $       1,572
  Current portion of deferred revenues .......................................             428              104
                                                                                  -------------    -------------

    Total current liabilities ................................................           2,603            1,676

Deferred income taxes ........................................................             869            1,012
Deferred revenues, net of current portion ....................................               -            1,500
                                                                                  -------------    -------------

    Total liabilities ........................................................           3,472            4,188
                                                                                  -------------    -------------

Minority interests ...........................................................             778            1,127
                                                                                  -------------    -------------

Commitments and contingencies (Note 10)

Allocated net worth:

  Funds allocated by Acacia Research Corporation .............................         104,817          105,129

  Accumulated net losses .....................................................         (76,009)         (70,466)
                                                                                  -------------    -------------

    Total allocated net worth ................................................          28,808           34,663
                                                                                  -------------    -------------

                                                                                  $      33,058    $      39,978
                                                                                  =============    =============

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                 ACACIA TECHNOLOGIES GROUP
                        (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                 STATEMENTS OF OPERATIONS
                                      (IN THOUSANDS)

                                                                  2004           2003           2002
                                                              -----------    -----------    -----------
Revenues:
  License fees ............................................   $     4,284    $       692    $        43
                                                              -----------    -----------    -----------

    Total revenues ........................................         4,284            692             43
                                                              -----------    -----------    -----------

Operating expenses:
  Marketing, general and administrative expenses ..........         5,049          4,317          6,883
  Non-cash stock compensation amortization -
    marketing, general and administrative .................             -              -             19
  Legal expenses - patents ................................         3,133          1,886          1,415
  Goodwill impairment charge ..............................         1,656              -              -
  Amortization of patents .................................           501            502          1,591
                                                              -----------    -----------    -----------

    Total operating expenses ..............................        10,339          6,705          9,908
                                                              -----------    -----------    -----------

    Operating loss ........................................        (6,055)        (6,013)        (9,865)
                                                              -----------    -----------    -----------

Other income (expense):
  Impairment charge .......................................             -           (207)        (2,748)
  Interest income .........................................           471            521            620
  Realized gains (losses) on short-term investments .......             -             94         (1,184)
  Unrealized losses on short-term investments .............             -              -           (249)
  Interest expense ........................................             -              -             (6)
  Other income ............................................             -              -             64
                                                              -----------    -----------    -----------

    Total other income (expense) ..........................           471            408         (3,503)
                                                              -----------    -----------    -----------

Loss from continuing operations before
  income taxes and minority interests .....................        (5,584)        (5,605)       (13,368)

Benefit for income taxes ..................................           139            137            710
                                                              -----------    -----------    -----------

Loss from continuing operations before
  minority interests ......................................        (5,445)        (5,468)       (12,658)

Minority interests ........................................             6             17            104
                                                              -----------    -----------    -----------

Loss from continuing operations ...........................        (5,439)        (5,451)       (12,554)

Discontinued operations:

  Estimated loss on disposal of discontinued operations ...          (104)             -           (200)
                                                              -----------    -----------    -----------

Division net loss .........................................   $    (5,543)   $    (5,451)   $   (12,754)
                                                              ===========    ===========    ===========


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                      F-66

                            ACACIA TECHNOLOGIES GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                        STATEMENTS OF ALLOCATED NET WORTH
                                 (IN THOUSANDS)



Balance at December 31, 2001......................................... $  55,009

Net assets attributed to the Acacia Technologies group...............    (1,713)
Division net loss....................................................   (12,754)
                                                                      ----------
Balance at December 31, 2002.........................................    40,542

Net assets attributed to the Acacia Technologies group...............      (428)
Division net loss....................................................    (5,451)
                                                                      ----------
Balance at December 31, 2003.........................................    34,663

Net assets attributed to the Acacia Technologies group...............      (312)
Division net loss....................................................    (5,543)
                                                                      ----------
Balance at December 31, 2004......................................... $  28,808
                                                                      ==========





   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                      ACACIA TECHNOLOGIES GROUP
                                             (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                      STATEMENTS OF CASH FLOWS
                                                           (IN THOUSANDS)

                                                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                                                          -----------------------------------------
                                                                                              2004           2003           2002
                                                                                          -----------    -----------    -----------
Cash flows from operating activities:
  Division net loss from continuing operations .......................................   $    (5,439)   $    (5,451)   $   (12,554)
  Adjustments to reconcile division net loss from continuing operations to net cash used in operating activities:
    Depreciation and amortization ....................................................           551            616          1,797
    Minority interests ...............................................................             -            (17)          (104)
    Non-cash stock compensation amortization .........................................             -              -             19
    Deferred tax benefit .............................................................          (143)          (144)          (142)
    Net sales of trading securities ..................................................             -              -          4,124
    Unrealized losses on short-term investments ......................................             -              -            249
    Non-cash impairment charges ......................................................         1,656            207          2,748
    Other ...........................................................................            22              4            (30)
Changes in assets and liabilities:
    Accounts receivable ..............................................................           (69)          (124)             -
    Prepaid expenses, other receivables and other assets .............................           654            (45)            (1)
    Accounts payable and accrued expenses ............................................           712           (411)           372
    Deferred revenues ................................................................        (1,176)           101              3
                                                                                          -----------    -----------    -----------

    Net cash used in operating activities from continuing operations .................        (3,232)        (5,264)        (3,519)
    Net cash used in operating activities from discontinued operations ...............          (727)          (551)          (905)
                                                                                          -----------    -----------    -----------
    Net cash used in operating activities ............................................        (3,959)        (5,815)        (4,424)
                                                                                          -----------    -----------    -----------

Cash flows from investing activities:
    Purchase of additional equity in consolidated subsidiaries .......................             -              -           (200)
    Purchase of property and equipment ...............................................           (81)            (3)           (78)
    Sale of property and equipment ...................................................             -              -              3
    Purchase of available-for-sale investments .......................................        (9,098)        (5,059)        (7,750)
    Sale of available-for-sale investments ...........................................         9,004              -              -
    Purchase of common stock from minority stockholders of subsidiaries ..............             -              -           (217)
    Other ...........................................................................            (5)             -           (100)
                                                                                          -----------    -----------    -----------

    Net cash provided by (used in) investing activities from continuing operations ....          (180)        (5,062)        (8,342)
    Net cash used in investing activities from discontinued operations ...............          (198)          (356)            (3)
                                                                                          -----------    -----------    -----------
    Net cash provided by (used in) investing activities ..............................          (378)        (5,418)        (8,345)
                                                                                          -----------    -----------    -----------

Cash flows from financing activities:
    Net cash flows attributed to the Acacia Technologies group .......................          (305)          (417)        (2,048)
                                                                                          -----------    -----------    -----------

Decrease in cash and cash equivalents ................................................        (4,642)       (11,650)       (14,817)

Cash and cash equivalents, beginning .................................................        20,392         32,042         46,859
                                                                                          -----------    -----------    -----------

Cash and cash equivalents, ending ....................................................   $    15,750    $    20,392    $    32,042
                                                                                          ===========    ===========    ===========


                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                F-68

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

     The Acacia Technologies group develops, acquires, and licenses patented technologies. Including the impact of the January 28, 2005 acquisition of the assets of Global Patent Holdings, LLC ("Global Patent Holdings") as discussed at
Note 13, the Acacia Technologies group controls 29 patent portfolios, which include 126 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries including audio/video-on-demand, digital ad insertion, interactive television, broadcast equipment, data transmission, cache coherency, data file synchronization, data matrix bar codes, dynamic manufacturing models, product activation, encryption, image resolution and enhancement, scheduling software, interstitial Internet advertising, interactive simulation systems, peer to peer network communications, spreadsheet programs, endoscopic cameras, video noise reduction, and audio/video synchronization.

LIQUIDITY AND RISKS

     The Acacia Technologies group believes that its cash and cash equivalent and short term investment balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements through the next twelve months.

     To date, the Acacia Technologies group has relied primarily upon selling of Acacia Research Corporation equity securities and payments from V-chip licensees (primarily in 2001) and DMT(R) licensees (2003 to current) to generate the funds needed to finance the operations of the Acacia Technologies group. The V-chip patent expired in July 2003. The V-chip licensing program was concluded in August 2004 and the Acacia Technologies group does not expect to collect any additional V-chip related license fee revenues in future periods. The Acacia Technologies group began to commercially license its DMT technology in 2003, recognizing approximately $3.5 million in DMT license fee revenues to date, and intends to acquire and develop additional intellectual property. Acacia Global Acquisition Corporation's acquisition of the assets of Global Patent Holdings, LLC as discussed at Note 13, provides the Acacia Technologies group with ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. The acquisition expands and diversifies the Acacia Technologies group's revenue generating opportunities.

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

     The Acacia Technologies group's business operations are subject to certain risks and uncertainties, including:

     o    market acceptance of products and services;
     o technological advances that may make the Acacia Technologies group's technologies obsolete or less competitive;
     o increases in operating costs, including costs for supplies, personnel and equipment;
     o    the availability and cost of capital;
     o    general economic conditions; and
     o governmental regulation that may restrict the Acacia Technologies group's businesses.

     The Acacia Technologies group relies on its proprietary rights and their protection. Although reasonable efforts will be taken to protect the Acacia Technologies group's proprietary rights, the complexity of international trade secret, copyright, trademark and patent law, and common law, coupled with limited resources and the demands of quick delivery of technologies to market, create risk that these efforts will prove inadequate. Accordingly, if the Acacia Technologies group is unsuccessful with litigation to protect its intellectual property rights, the future revenues of the Acacia Technologies group could be adversely affected. The Acacia Technologies group's U.S. DMT patents expire in 2011 and its foreign DMT patents expire in 2012.

RECAPITALIZATION TRANSACTION

     On December 11, 2002, Acacia Research Corporation's stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby Acacia Research Corporation created two new classes of common stock called Acacia Research-CombiMatrix stock ("AR-CombiMatrix stock") and Acacia Research-Acacia Technologies stock ("AR-Acacia Technologies stock"), and divided the existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation's CombiMatrix group. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation's Acacia Technologies group. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of the different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups.


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

     Minority interests represents participation of other stockholders in the allocated net assets and in the division earnings and losses of the Acacia Technologies group and is reflected in the caption minority interests in the Acacia Technologies group financial statements. Minority interests adjust the Acacia Technologies group's share of the division's earnings or loss of non-wholly owned subsidiaries of Acacia Research Corporation that have been attributed to the Acacia Technologies group.

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

     Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for the Acacia Research Corporation principles of consolidation, management allocation policies, treasury and cash management policies, asset and liability attribution policies, corporate, general and administrative services and facilities allocation policies and federal and state income tax allocation policies, utilized in the preparation of the separate Acacia Technologies group financial statements.

     REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES. In connection with the preparation of this report, the Acacia Technologies group concluded that it was appropriate to classify its auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Acacia Technologies group has revised its prior classification to report these securities as current investments in its Balance Sheet as of December 31, 2003. The Acacia Technologies group has also made corresponding adjustments to its Statement of Cash Flows for the year ended December 31, 2002, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Acacia Technologies group's previously reported Statements of Cash Flows, or its previously reported Statements of Income for any period.

          As of December 31, 2003, before this revision in classification, $7,750,000 of these current investments were classified as cash and cash equivalents on the Acacia Technologies group's Balance Sheet. For the fiscal year ended December 31, 2002, before this revision in classification, net cash used in investing activities related to these current investments of $7,750,000 were included in cash and cash equivalents in the Acacia Technologies group's Statement of Cash Flows.

     REVENUE RECOGNITION. Under the terms of the Acacia Technologies group's DMT license agreements, the Acacia Technologies group grants non-exclusive licenses for the use of its patented DMT technology. Pursuant to the terms of the DMT license agreements, once executed, the Acacia Technologies group has no further obligations with respect to the grant of the licenses. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

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

     Certain license agreements provide for the payment of a minimum upfront annual license fee at the inception of each annual license term. Minimum upfront annual license fees are generally determined based on a licensee's estimated annual sales or a licensee's base level of per unit activity. These minimum upfront annual license fee payments are deferred and amortized to revenue on a straight-line basis over the annual license term. To the extent actual annual royalties, determined and reported in accordance with the terms of the respective agreements, exceed the minimum upfront annual license fees paid, the additional royalties are recognized in revenue in the quarter following the quarter in which the base per unit activity was exceeded or the quarter following the annual license term, depending on the terms of the respective agreement, provided that amounts are fixed or determinable and collectibility is reasonably assured.

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

     As a result of the Acacia Technologies group's licensing and any related intellectual property enforcement activities that the Acacia Technologies group chooses to conduct, The Acacia Technologies group may recognize royalty revenues that relate to prior period infringements by licensees. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts will be recognized in the period the adjustment is determined as a change in accounting estimate.

     CASH AND CASH EQUIVALENTS. The Acacia Technologies group considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

     SHORT-TERM INVESTMENTS. The Acacia Technologies group's short-term investments are held in a variety of interest bearing instruments including high-grade corporate bonds, commercial paper, money market accounts, certificates of deposit and other high-credit quality marketable securities. Investments in securities with original maturities of greater than three months and less than one year are classified as short-term investments. Investments are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). At December 31, 2004 and 2003, all of the Acacia Technologies group's investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a component of allocated net worth until realized. During 2002, certain of the Acacia Technologies group's investments were classified as trading securities. Realized and unrealized gains and losses in the value of trading securities are included in net income (loss) in the consolidated statements of operations and comprehensive loss.

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

     At December 31, 2004 and 2003, the Acacia Technologies group held $11,900,000 and $7,750,000, respectively, of short-term investments, which consist of auction rate municipal bonds and variable rate municipal demand notes classified as available-for-sale securities. The Acacia Technologies group's investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Acacia Technologies group has the ability to quickly liquidate these securities. As a result, there were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from current investments. All income generated from these current investments was recorded as interest income.

     CONCENTRATION OF CREDIT RISKS. Financial instruments that potentially subject the Acacia Technologies group to concentrations of credit risk are cash equivalents and short-term investments. The Acacia Technologies group places its cash equivalents and short-term investments primarily in investment grade, short-term debt instruments. Cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Acacia Technologies group has not experienced any losses on its deposits of cash and cash equivalents.

     Two of the Acacia Technologies group's licensees accounted for approximately 27% of the Acacia Technologies group's DMT license fee revenues recognized during the year ended December 31, 2004, and one licensee represents approximately 69% of accounts receivable at December 31, 2004. One licensee accounted for approximately 28% of the Acacia Technologies group's license fee revenues recognized during the year ended December 31, 2003, and also represented approximately 82% of accounts receivable at December 31, 2003. The Acacia Technologies group performs regular credit evaluations of its significant licensees and has not experienced any significant credit losses.

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

     Furniture and fixtures...................... 3 to 5 years
     Computer hardware and software.............. 3 to 5 years
     Leasehold improvements...................... Lesser of lease term or useful life of improvement

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

     Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. The Acacia Technologies group has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. As of December 31, 2004, the Acacia Technologies group has one reporting unit. The fair value of the Acacia Technologies group reporting unit is estimated using a discounted cash flow analysis.

     SFAS No. 142 requires the Acacia Technologies group to compare the fair value of its reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

     As a result of the August 2004 adverse ruling in Soundview Technologies' V-chip related litigation described at Note 10, as of September 30, 2004, Soundview Technologies was no longer considered a reporting unit of the Acacia Technologies group.

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

     INCOME TAXES. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Acacia Technologies group's financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

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

     EARNINGS (LOSS) PER SHARE. Earnings (loss) per share information is omitted from the Acacia Technologies group statements of operations because AR-Acacia Technologies stock is part of the capital structure of Acacia Research Corporation. The Acacia Technologies group is not a separate legal entity. Holders of AR-Acacia Technologies stock continue to be stockholders of Acacia Research Corporation. This presentation reflects the fact that the Acacia Technologies group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock transactions legal transactions of the Acacia Technologies group. Refer to the Acacia Research Corporation consolidated financial statements for earnings (loss) per share information for Acacia Research Corporation's classes of stock.

     RECENT ACCOUNTING PRONOUNCEMENTS. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

3. SHORT-TERM INVESTMENTS

     Short-term investments consist of the following at December 31, 2004 and 2003 (in thousands):

                                                                      2004                    2003
                                                              ---------------------   ---------------------
                                                              AMORTIZED     FAIR      AMORTIZED     FAIR
                                                                COST        VALUE       COST        VALUE
                                                              ---------   ---------   ---------   ---------
         Available-for-sale securities:
             Corporate and municipal bonds and notes ....     $  11,900   $  11,900   $  11,806   $  11,809
             Certificates of deposit ....................         1,000         996       1,000       1,000
                                                              ---------   ---------   ---------   ---------
                                                              $  12,900   $  12,896   $  12,806   $  12,809
                                                              =========   =========   =========   =========

     Gross unrealized gains and losses related to available-for-sale securities were not material for the periods presented. All investments in debt securities classified as available-for-sale at December 31, 2004 have contractual maturities of one year or less.

4. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at December 31, 2004 and 2003 (in thousands):

                                                                        2004           2003
                                                                     ----------     ----------
          Furniture and fixtures..................................   $      207     $      192
          Computer hardware and software..........................          216            243
          Leasehold improvements..................................           29            209
                                                                     ----------     ----------
                                                                            452            644
          Less:  accumulated depreciation.........................         (348)          (573)
                                                                     ----------     ----------
                                                                     $      104     $       71
                                                                     ==========     ==========

     Depreciation expense was $49,000, $114,000 and $209,000 for the years ended
December 31, 2004, 2003 and 2002, respectively. Fully depreciated assets of
$274,000 were written off in 2004.

5. BALANCE SHEET COMPONENTS

     Accounts payable, accrued expenses and other consists of the following at December 31, 2004 and 2003 (in thousands):

                                                                       2004            2003
                                                                     ----------     ----------
          Accounts payable........................................   $       88     $      104
          Payroll and other employee benefits.....................          119            197
          Accrued vacation........................................          183            150
          Accrued liabilities of discontinued operations..........          272            388
          Accrued legal expenses..................................        1,195            495
          Accrued consulting and other professional fees..........          297            236
          Other accrued liabilities...............................           21              2
                                                                     ----------     ----------
                                                                     $    2,175     $    1,572
                                                                     ==========     ==========

     Deferred revenues consist of the following at December 31, 2004 and 2003
(in thousands):

                                                                        2004           2003
                                                                     ----------     ----------
          DMT License fee payments................................   $      428     $      104
          V-chip License fee payments.............................            -          1,500
                                                                     ----------     ----------
                                                                            428          1,604
          Less:  current portion..................................         (428)          (104)
                                                                     ----------     ----------
                                                                     $        -     $    1,500
                                                                     ==========     ==========

     As a result of the final ruling in the Acacia Technologies group's V-chip litigation described at Note 10, the Acacia Technologies group recognized $1,500,000 of previously deferred V-chip license fee revenues and $668,000 of previously deferred V-chip related legal costs in the third quarter of 2004.

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

7.  INTANGIBLES

     At December 31, 2004 and 2003, the Acacia Technologies group had $121,000 and $1,776,000 of goodwill. At December 31, 2003, goodwill primarily related to the Soundview Technologies reporting unit. In August 2004, as a result of the adverse ruling in Acacia Technologies group's V-chip patent infringement lawsuit described at Note 10, the Acacia Technologies group recorded an impairment charge totaling $1,616,000 in connection with the write-down of 100% of the goodwill related to the V-chip.

     The Acacia Technologies group's only identifiable intangible assets are patents, which are being amortized over and economic useful life of approximately 9 years. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2004 and 2003 are as follows (in thousands):

                                                                        2004          2003(1)
                                                                     ----------     ----------
          Gross carrying amount - patents.........................   $    4,726     $    4,753
          Accumulated amortization................................       (1,684)        (1,187)
                                                                     ----------     ----------
          Patents, net............................................   $    3,042     $    3,566
                                                                     ==========     ==========

__________

(1) Excludes gross cost and accumulated amortization as of December 31, 2003 totaling $6,045,000 related to the write off of V-chip related intangibles in 2004, in connection with the conclusion of V-chip litigation as discussed at Note 10.

     Aggregate patent amortization expense was $501,000, $502,000 and $1,591,000 in 2004, 2003 and 2002, respectively. Annual aggregate amortization expense for each of the next five years through December 31, 2009 is estimated to be $500,000 per year.

     At December 31, 2004 and 2003, all of the Acacia Technologies group's acquired intangible assets other than goodwill were subject to amortization.

8. INCOME TAXES

     Acacia Technologies group's allocated provision (benefit) for income taxes consists of the following (in thousands):

                                                                        2004           2003           2002
                                                                     ----------     ----------     ----------
          Current:
              U.S. Federal tax....................................   $        -     $       (2)    $     (572)
              State taxes.........................................            4              9              4
                                                                     ----------     ----------     ----------
                                                                              4              7           (568)
                                                                     ----------     ----------     ----------
          Deferred:
              U.S. Federal tax....................................         (143)          (144)          (142)
              State taxes.........................................            -              -              -
                                                                     ----------     ----------     ----------
                                                                           (143)          (144)          (142)
                                                                     ----------     ----------     ----------
                                                                     $     (139)    $     (137)    $     (710)
                                                                     ==========     ==========     ==========

     The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2004 and 2003 (in thousands):


                                                                        2004           2003
                                                                     ----------     ----------
Deferred tax assets:
   Basis of investments in affiliates.............................   $   28,808     $   26,159
   Depreciation and amortization..................................            6             62
   Intangibles....................................................         (866)             -
   Deferred Revenue...............................................          171              -
   Stock compensation.............................................          740            740
   Accrued liabilities and other..................................          804          1,809
   Write-off of investments.......................................        1,842          1,282
   Net operating loss and capital loss carryforwards and credits..       21,819         20,071
                                                                     ----------     ----------
   Total deferred tax assets......................................       53,324         50,123
   Less:  valuation allowance.....................................      (53,324)       (50,123)
                                                                     ----------     ----------
   Deferred tax assets, net of valuation allowance................            -              -
                                                                     ----------     ----------
 Deferred tax liabilities:
    Intangibles...................................................         (869)        (1,012)
                                                                     ----------     ----------
    Net deferred tax liability....................................   $     (869)    $   (1,012)
                                                                     ==========     ==========

          A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

                                                         2004           2003           2002
                                                      ----------     ----------     ----------
    Statutory federal tax rate...................          (34%)          (34%)          (34%)
    Amortization of intangible assets............            -              1%             5%
    Non deductible permanent items...............            -              -             (4%)
    Valuation allowance..........................           32%            32%            28%
                                                      ----------     ----------     ----------
                                                            (2%)           (1%)           (5%)
                                                      ==========     ==========     ==========

     At December 31, 2004, the Acacia Technologies group has deferred tax assets totaling approximately $53,324,000, which are fully offset by a valuation allowance due to management's determination that the criteria for recognition have not been met.

     At December 31, 2004, the Acacia Technologies group had U.S. federal and state income tax net operating loss carry forwards ("NOLs"), excluding NOLs related to subsidiaries for which Acacia Research Corporation does not file a consolidated return, were approximately $48,704,000 and $38,659,000, expiring between 2005 and 2024. In addition, the Acacia Technologies group had tax credit carryforwards of approximately $62,000.

     As of December 31, 2004, the aggregate tax NOLs at subsidiaries not consolidated for federal tax purposes are $20,252,000, expiring between 2018 and 2024. However, the use of these NOLs is limited to the separate earnings of the respective subsidiaries. In addition, ownership changes may also restrict the use of NOLs.

     Had the Acacia Technologies group filed separate tax returns, the benefit for income taxes and division net loss would not have differed from the amounts reported in the Acacia Technologies group's statements of operations for the years ended December 31, 2004, 2003, and 2002.

     As of December 31, 2004, approximately $9,844,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia Research Corporation's NOLs. At such time as the valuation allowance is released, the benefit will be credited to additional paid-in capital.

9. DISCONTINUED OPERATIONS

     The Acacia Technologies group includes the assets and liabilities of Soundbreak.com, a subsidiary of Acacia Research Corporation, which ceased operations as of February 15, 2001. In September 2004 and 2002, the Acacia Technologies group accrued an additional $104,000 and $200,000 (net of minority interests), respectively, in estimated costs to be incurred in connection with the discontinued operations of Soundbreak.com. The additional accruals relates primarily to certain noncancellable lease obligations and the inability to sublease the related office space at rates commensurate with existing obligations.

     The assets and liabilities of the discontinued operations at December 31, 2004 and 2003 consist primarily of $889,000 and $1,953,000 of cash and cash equivalents and $275,000 and $388,000 of accounts payable and accrued expenses, respectively.

10. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

     Acacia Technologies group leases certain office furniture and equipment and office space under various operating lease agreements expiring over the next 3 years. Minimum annual rental commitments for Acacia Technologies group operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

          YEAR
          ----

          2005..................................................     $      348
          2006..................................................            390
          2007..................................................             49
                                                                     ----------
          Total minimum lease payments..........................     $      787
                                                                     ==========

     Rent expense of continuing operations for the years ended December 31, 2004, 2003 and 2002 approximated $308,000, $467,000 and $445,000, respectively.

     Acacia Research Corporation is a guarantor under a lease agreement for office space that expires in August 2005. The lease agreement was entered into by Soundbreak.com, which ceased operations in February 2001. The leased premises is subleased through the remaining term of the lease agreement. Refer to Note 9 for additional information regarding discontinued operations.

PATENT ENFORCEMENT AND OTHER LITIGATION

     Acacia Technologies group is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Acacia Technologies group's financial position, results of operations or cash flows. However, the Acacia Technologies group could be subject to claims and legal actions relating to the CombiMatrix group. From time to time, companies comprising the Acacia Technologies group engage in litigation to enforce their patents.

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

     In August 2004, the U.S. Court of Appeals for the Federal Circuit affirmed the September 2002 U.S. District Court for the District of Connecticut ruling that the remaining television manufacturers named in the Acacia Technologies group's V-chip patent infringement lawsuit do not infringe the Acacia Technologies group's V-chip patent. As a result of the ruling, the Acacia Technologies group recorded an impairment charge of $1,616,000 in connection with the write-off of goodwill related to the V-chip. In addition, as a result of the conclusion of the V-chip patent litigation, the Acacia Technologies group recognized $1,500,000 of V-chip related deferred license fee revenues and $668,000 of V-chip related deferred legal costs in the third quarter of 2004. The remaining Non-Soundview parties have a motion pending before the United States District Court for the District of Connecticut seeking reimbursement of certain attorney's fees. The Acacia Technologies group believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.

     The final ruling in the V-chip litigation has no impact on the revenues that the Acacia Technologies group has recognized to date from licensees of the Acacia Technologies group V-chip technology.

Acacia Media Technologies Corporation

CABLE AND SATELLITE TV

     In 2004, Acacia Media Technologies filed a Complaint in the District Court for the Northern District of California alleging infringement of Acacia Media Technologies' DMT patents against Comcast Corporation, Charter Communications, Inc., The DirectTV Group, Inc., Echostar Communications Corporation, Boulder Ridge Cable TV, Central Valley Cable TV, LLC, Seren Innovations, Inc., Cox Communications, Inc., Hospitality Network, Inc. (a wholly owned subsidiary of Cox that supplies hotel on-demand TV services) and Mediacom, LLC. As of December 31, 2004, Acacia Media Technologies has executed license and settlement agreements with Boulder Ridge Cable TV, Central Valley Cable TV, and Seren Innovations.

     In September 2004, Acacia Media Technologies filed complaints in the U.S. District Court for the District of Arizona, U.S. District Court for the District of Minnesota and the U.S. District Court for the Northern District of Ohio - Eastern Division, alleging infringement of Acacia Media Technologies' DMT patents against certain cable and satellite companies located in Arizona, Minnesota, and Ohio. Companies named in the lawsuits include Armstrong Group, Arvig Communication Systems, Block Communications, Inc., Cable America Corporation, Cable One, Inc., Cable System Services, Inc., Cannon Valley Communications, Inc., East Cleveland Cable TV and Communications, LLC, Loretel Cablevision, Massillon Cable TV, Inc., Mid-Continent Media, Inc., Nelsonville TV Cable, Inc., NPG Cable, Inc., Precis Communications, Inc. San Carlos Cablevision, LLC, Savage Communications, Inc., Sjoberg's Cablevision, Inc., US Cable, and Wide Open West, LLC. As of December 31, 2004, Acacia Media Technologies has executed license agreements with Precis Communications and Cable System Services and dismissed the action against San Carlos Cablevision and Nelsonville TV Cable.

INTERNET WEBSITES

     In 2003, Acacia Media Technologies initiated DMT patent infringement litigation in the Federal District Court for the Central District of California (the "Court") against defendants who provide adult oriented digital content over the Internet. As of December 31, 2004, New Destiny Internet Group, Inc., Audio Communications Inc., VS Media, Ademia Multimedia, LLC, International Web Innovations, Inc., Offendale Commercial BV, Ltd., Adult Entertainment Broadcast Network, Cybertrend, Inc., Lightspeed Media Corp., Adult Revenue Services, Innovative Ideas International, AskCS.com, Game Link, Inc., Club Jenna, Inc., Cybernet Ventures, Inc., ACMP, LLC, Global AVS, Inc. d/b/a DrewNet, ICS, Inc. / AP Net Marketing, Inc., and National A-1 Advertising, remained in the litigation.

HOTEL ON-DEMAND TV INDUSTRY

     In November 2003, Acacia Media Technologies initiated a patent infringement lawsuit in the Federal District Court for the Central District of California against On Command Corporation, provider of interactive in-room entertainment, information and business services to the lodging industry, regarding Acacia Media Technologies' DMT technology. In June 2004, Acacia Media Technologies entered into a license agreement for its DMT technology with On Command Corporation settling all outstanding litigation between the parties.

OTHER

     In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies Corporation in November 2001, Acacia Media Technologies Corporation also executed related assignment agreements which granted to the former owners of Acacia Media Technologies Corporation's current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies Corporation's current patent portfolio, which includes its DMT patents. No royalty obligation has been incurred as of December 31, 2004. Any royalties paid pursuant to the agreements will be expensed in the statement of operations.

11. ALLOCATED NET WORTH

     The Acacia Technologies group's statements of allocated net worth present the equity transactions of Acacia Research Corporation, which are attributed to the Acacia Technologies group as "Net assets attributed to the Acacia Technologies group." This presentation reflects the fact that the Acacia Technologies group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock transactions legal transactions of the Acacia Technologies group. Presented below is a detail of the equity transactions of Acacia Research Corporation which relate to the businesses of the Acacia Technologies group and which therefore comprise the balances reflected in the group's net assets attributed to Acacia Technologies group (in thousands):

                                                                       ACACIA
                                                                    TECHNOLOGIES
                                                                       GROUP
                                                                    ------------
2002
Allocated corporate charges .....................................   $    (1,032)
Stock options exercised .........................................           136
Compensation expense relating to stock options and warrants .....            19
Acquisition costs allocated to the CombiMatrix group ............          (834)
Other ...........................................................            (2)
                                                                    -----------
Net assets attributed to the Acacia Technologies group - 2002 ...   $    (1,713)
                                                                    ===========

2003
Allocated corporate charges .....................................   $      (620)
Stock options exercised .........................................           190
Unrealized gain on short-term investments                                     2
                                                                    -----------
Net assets attributed to the Acacia Technologies group - 2003 ...   $      (428)
                                                                    ===========

2004
Allocated corporate charges .....................................   $      (396)
Stock options exercised .........................................            90
Unrealized loss on short-term investments .......................            (6)
                                                                    -----------
Net assets attributed to the Acacia Technologies group - 2004 ...   $      (312)
                                                                    ===========

12. RETIREMENT SAVINGS PLANS

     The Acacia Technologies group has an employee savings and retirement plan under section 401(k) of the Internal Revenue Code (the "Plan"). The Plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Acacia Technologies group may contribute to the Plan at the discretion of Acacia Research Corporation's board of directors. There were no contributions made by the Acacia Technologies group during the years ended December 31, 2004, 2003 and 2002.

13. SUBSEQUENT EVENTS

EQUITY FINANCING

     In February 2005, Acacia Research Corporation raised gross proceeds of $19,600,000 through the sale of 3,500,000 shares of Acacia Research - Acacia Technologies common stock at a price of $5.60 per share in a registered direct offering. Net proceeds raised of approximately $19,575,000, which are net of related issuance costs, were attributed to the Acacia Technologies group. All of the shares of Acacia Research-Acacia Technologies common stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.

ACQUISITION

     On January 28, 2005, Acacia Global Acquisition Corporation, a newly formed corporation, acquired the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies. The acquisition gives the Acacia Technologies group 100% ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries, as set forth below. The acquisition expands and diversifies the Acacia Technologies group's revenue generating opportunities and accelerates the execution of the Acacia Technologies group's business strategy of acquiring, developing and licensing patented technologies.

     The acquisition is being accounted for by the purchase method of accounting and, accordingly, the consolidated statement of operations will include the results of the acquired companies beginning on January 28, 2005, the date of acquisition. The aggregate purchase consideration was approximately $24,605,000, including $5.0 million of cash, the issuance of 3,938,832 shares of Acacia Research--Acacia Technologies common stock valued at $19,505,000 and estimated acquisition costs of $100,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced.

     The following table summarizes the estimated preliminary total purchase consideration (in thousands):

          Estimated Purchase Consideration:
               Cash paid...............................................  $   5,000
               Fair value of AR-Acacia Technologies stock issued.......     19,505
                Estimated Acquisition costs............................        100
                                                                         ---------
                                                                         $  24,605
                                                                         =========
          Other:
               Consulting Contract.....................................  $   2,000
                                                                         =========

     Management's determination of the fair value of net assets acquired from Global Patent Holdings and the related purchase price allocation is ongoing and is anticipated to be completed by the end of the first quarter of 2005. The purchase price will be allocated to the assets acquired and liabilities assumed based on their estimated fair market values at the date of acquisition, including, net tangible assets, patents and other identifiable intangibles. Any additional excess purchase price after the initial allocation to identifiable net tangible and identifiable intangible assets will be assigned to goodwill. Amounts attributable to patents will be amortized using the straight-line method over the estimated economic useful life of the underlying patents.

     The Acacia Technologies group executed a consulting agreement in connection with the acquisition described above, which requires the payment of $2.0 million in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition.


14. SUPPLEMENTAL CASH FLOW INFORMATION (IN THOUSANDS)

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                                  ---------------------------------
                                                                     2004        2003        2002
                                                                  ---------   ---------   ---------
Supplemental disclosures of cash flow information:

     Cash paid for income taxes ...............................   $       4   $       9   $       -

Supplemental schedule of non-cash operating, investing and financing activities:

     Accrued payments for purchase of common stock from
       former minority stockholders of subsidiary .............           -           -          58
     Loss from discontinued operations of Soundbreak.com ......         249           -         480

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

 2.1 Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
 2.2 Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (attached as Annex A to the Prospectus/Proxy Statement included in this Registration Statement)
 3.1           Restated Certificate of Incorporation (2)
 3.2           Amended and Restated Bylaws (3)
 10.1          Acacia Research Corporation 1996 Stock Option Plan, as amended
               (4)
 10.2 Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (5)
 10.3          CombiMatrix Corporation 1998 Stock Option Plan (6)
 10.4          CombiMatrix Corporation 2000 Stock Awards Plan (6)
 10.5          2002 CombiMatrix Stock Incentive Plan (7)
 10.6          2002 Acacia Technologies Stock Incentive Plan (8)
 10.7 Lease Agreement between Soundbreak.com Incorporated and 8730 Sunset Towers and related Guaranty (9)
 10.8 Lease Agreement dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (10)
 10.9 Settlement Agreement dated September 30, 2002, by and among Acacia Research Corporation, CombiMatrix Corporation, Donald D. Montgomery, Ph.D. and Nanogen, Inc. (6)
 10.10+ Research & Development Agreement dated September 25, 2002, between CombiMatrix Corporation and Roche Diagnostics GmbH (6)
 10.11+ License Agreement dated September 25, 2002 between CombiMatrix Corporation and Roche Diagnostics GmbH (6)
 10.12         Form of Indemnification Agreement (11)
 10.13 Series A Preferred Stock Purchase Agreement dated October 1, 2004, by and between Leuchemix, Inc. and CombiMatrix
               Corporation (12)
 10.14 Investor Rights Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation (12)
 10.15 Voting Agreement dated October 1, 2004, by and among Leuchemix, Inc., CombiMatrix Corporation and the holders of the Common Stock set forth on Exhibit A attached thereto (12)
 10.16 Right of First Refusal and Co-Sale Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation (11)
 10.17 Letter of Intent dated December 15, 2004 between Acacia Research Corporation and Global Patent Holdings LLC
 21.1          List of Subsidiaries
 23.1 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of Acacia Research Corporation)
 23.2 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of CombiMatrix Corporation)
 23.3 Consent of PricewaterhouseCoopers LLP (relating to the financial statements of the Acacia Technologies group and the CombiMatrix group)
 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 32.1 Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
---------------------------

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

(3) Incorporated by reference from Acacia Research Corporation's Quarterly Report on Form 10-Q filed on August 10, 2001 (SEC File No. 000-26068).

(4) Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).

(5) Incorporated by reference from Acacia Research Corporation's Definitive Proxy as Appendix A Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).

(6) Incorporated by reference to Acacia Research Corporation's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(7) Incorporated by reference as Appendix D to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(8) Incorporated by reference as Appendix E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation's Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(9) Incorporated by reference to Acacia Research Corporation's Quarterly Report on Form 10-Q filed on November 15, 1999 (SEC File No. 000-26068).

(10) Incorporated by reference from Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 (SEC File No. 000-26068).

(11) Incorporated by reference from Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (SEC File No. 000-26068).

(12) Incorporated by reference from Acacia Research Corporation's Quarterly Report on Form 10-Q filed on November 5, 2004 (SEC File No. 000-26068).