Form 10-Q
period 2005-03-31
ACACIA RESEARCH CORP
filed 2005-05-06
CIK 934549

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             -------------------------------------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


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


         As of May 3, 2005, 27,270,935 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of May 3, 2005, 31,200,496 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.


================================================================================

                                        ACACIA RESEARCH CORPORATION
                                             TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Acacia Research Corporation Consolidated Financial Statements

                   Consolidated Balance Sheets as of March 31, 2005, and
                   December 31, 2004 (Unaudited).......................................................   1

                   Consolidated Statements of Operations and Comprehensive Income (Loss) for the
                   Three Months Ended March 31, 2005 and 2004 (Unaudited)..............................   2

                   Consolidated Statements of Cash Flows for the Three Months Ended
                   March 31, 2005 and 2004 (Unaudited).................................................   3

                   Notes to Consolidated Financial Statements (Unaudited)..............................   4

                   *CombiMatrix Group Financial Statements

                   Balance Sheets as of March 31, 2005, and December 31, 2004 (Unaudited)..............  20

                   Statements of Operations for the Three Months Ended
                   March 31, 2005 and 2004 (Unaudited).................................................  21

                   Statements of Cash Flows for the Three Months Ended
                   March 31, 2005 and 2004 (Unaudited).................................................  22

                   Notes to Financial Statements (Unaudited)...........................................  23

                   *Acacia Technologies Group Financial Statements

                   Balance Sheets as of March 31, 2005, and December 31, 2004 (Unaudited)..............  27

                   Statements of Operations for the Three Months Ended
                   March 31, 2005 and 2004 (Unaudited).................................................  28

                   Statements of Cash Flows for the Three Months Ended
                   March 31, 2005 and 2004 (Unaudited).................................................  29

                   Notes to Financial Statements (Unaudited)...........................................  30

         Item 2.   Management's Discussion and Analysis of Financial Condition and
                   Results of Operations...............................................................  37

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................  56

         Item 4.   Controls and Procedures.............................................................  56


PART II. OTHER INFORMATION

         Item 1.   Legal Proceedings...................................................................  57

         Item 5.   Other Information...................................................................  57

         Item 6.   Exhibits............................................................................  58

SIGNATURES.............................................................................................  59

EXHIBIT INDEX .........................................................................................  60


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

                                               ACACIA RESEARCH CORPORATION
                                               CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                                       (UNAUDITED)


                                                                                          MARCH 31,        DECEMBER 31,
                                                                                            2005               2004
                                                                                        -------------      -------------
                                        ASSETS

Current assets:
   Cash and cash equivalents ......................................................     $      38,387      $      18,735
   Short-term investments .........................................................            23,186             33,623
   Accounts receivable ............................................................             1,398                536
   Prepaid expenses, inventory, and other assets ..................................             1,382                983
                                                                                        -------------      -------------

              Total current assets ................................................            64,353             53,877

Property and equipment, net of accumulated depreciation ...........................             2,439              2,434
Patents, net of accumulated amortization of $5,948 (2005) and $4,758 (2004)........            36,206             12,063
Goodwill ..........................................................................            19,545             19,545
Other assets ......................................................................               674                408
                                                                                        -------------      -------------

                                                                                        $     123,217      $      88,327
                                                                                        =============      =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable, accrued expenses and other ...................................     $       4,687      $       4,139
   Royalties and legal fees payable ...............................................               481                 --
   Current portion of deferred revenues ...........................................               638                494
                                                                                        -------------      -------------

              Total current liabilities ...........................................             5,806              4,633

Deferred income taxes .............................................................             2,911              2,981
Deferred revenues, net of current portion .........................................             4,148              3,893
Other liabilities .................................................................               360                406
                                                                                        -------------      -------------

              Total liabilities ...................................................            13,225             11,913
                                                                                        -------------      -------------

Minority interests ................................................................               482                778
                                                                                        -------------      -------------

Commitments and contingencies (Note 9)

Redeemable Stockholders' equity:
   Preferred stock
     Acacia Research Corporation, par value $0.001 per share; 10,000,000
       shares authorized; no shares issued or outstanding .........................                --                 --
   Common stock
     Acacia Research - Acacia Technologies stock, par value $0.001 per share; 50,000,000 shares authorized; 27,268,852 and 19,811,524 shares issued and outstanding as of March 31, 2005 and
       December 31, 2004, respectively ............................................                27                 20
     Acacia Research - CombiMatrix stock, par value $0.001 per share;
       50,000,000 shares authorized;  31,200,496 and 31,200,496 shares issued and outstanding as of March 31, 2005 and
       December 31, 2004, respectively ............................................                31                 31
   Additional paid-in capital .....................................................           302,695            263,900
   Accumulated comprehensive income ...............................................               (55)               (77)
   Accumulated deficit ............................................................          (193,188)          (188,238)
                                                                                        -------------      -------------

              Total stockholders' equity ..........................................           109,510             75,636
                                                                                        -------------      -------------

                                                                                        $     123,217      $      88,327
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


                                                                                           FOR THE THREE MONTHS ENDED
                                                                                    --------------------------------------
                                                                                     MARCH 31, 2005        MARCH 31, 2004
                                                                                    ----------------      ----------------
Revenues:
    Research and development contract .........................................     $             --      $         17,302
    License fees ..............................................................                1,863                   599
    Government contract .......................................................                  731                   217
    Products ..................................................................                  278                    16
    Service contracts .........................................................                   60                    81
                                                                                    ----------------      ----------------

       Total revenues .........................................................                2,932                18,215
                                                                                    ----------------      ----------------

Operating expenses:
    Cost of government contract revenues ......................................                  691                   205
    Cost of product sales .....................................................                  163                     4
    Research and development expenses .........................................                1,140                 1,383
    Non-cash stock compensation amortization - research and development .......                   --                    69
    Marketing, general and administrative expenses ............................                3,889                 3,284
    Legal expense - patents ...................................................                  561                   602
    Contingent legal fees and royalties expense - patents .....................                  647                    --
    Non-cash stock compensation amortization - marketing,
       general and administrative .............................................                 (126)                  334
    Amortization of patents ...................................................                1,190                   399
    Legal settlement charges (credits) ........................................                 (179)                1,257
                                                                                    ----------------      ----------------

       Total operating expenses ...............................................                7,976                 7,537
                                                                                    ----------------      ----------------

       Operating income (loss) ................................................               (5,044)               10,678
                                                                                    ----------------      ----------------

Other income (expense):
    Interest income ...........................................................                  273                   158
    Other expense .............................................................                  (39)                   --
                                                                                    ----------------      ----------------

       Total other income .....................................................                  234                   158
                                                                                    ----------------      ----------------

Income (loss) from continuing operations before income taxes ..................               (4,810)               10,836

Benefit for income taxes ......................................................                   70                    67
                                                                                    ----------------      ----------------

Income (loss) from continuing operations ......................................               (4,740)               10,903
                                                                                    ----------------      ----------------

Discontinued operations:

    Estimated loss on disposal of discontinued operations .....................                 (210)                   --
                                                                                    ----------------      ----------------

Net income (loss) .............................................................               (4,950)               10,903
                                                                                    ----------------      ----------------

    Unrealized gains on short-term investments ................................                   14                     2
    Unrealized gains on foreign currency translation ..........................                    8                     6
                                                                                    ----------------      ----------------

Comprehensive income (loss) ...................................................     $         (4,928)     $         10,911
                                                                                    ================      ================

Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
   Net loss ...................................................................     $         (1,874)     $           (989)
      Basic and diluted loss per share ........................................                (0.08)                (0.05)

Attributable to the CombiMatrix group:
Basic
   Net income (loss) ..........................................................     $         (3,076)     $         11,892
      Basic earnings (loss) per share .........................................                (0.10)                 0.44
Diluted
   Net income (loss) ..........................................................     $         (3,076)     $         11,892
      Diluted earnings (loss) per share .......................................                (0.10)                 0.41

Weighted average shares:
  Acacia Research - Acacia Technologies stock:
      Basic and diluted .......................................................           24,558,419            19,752,335
                                                                                    ================      ================
Acacia Research - CombiMatrix stock:
      Basic ...................................................................           31,200,496            27,274,627
                                                                                    ================      ================
      Diluted .................................................................           31,200,496            29,233,817
                                                                                    ================      ================


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                                                  ACACIA RESEARCH CORPORATION
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (IN THOUSANDS)
                                                          (UNAUDITED)


                                                                                               FOR THE THREE MONTHS ENDED
                                                                                        --------------------------------------
                                                                                         MARCH 31, 2005        MARCH 31, 2004
                                                                                        ----------------      ----------------
Cash flows from operating activities:
  Net income (loss) from continuing operations ....................................     $         (4,740)     $         10,903
  Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
       Depreciation and amortization ..............................................                1,482                   712
       Non-cash stock compensation ................................................                 (126)                  403
       Deferred tax benefit .......................................................                  (70)                  (70)
       Non-cash legal settlement charge (credit) ..................................                 (179)                1,257
       Other ......................................................................                   11                   (27)
 Changes in assets and liabilities, excluding effect of business acquisition:
       Accounts receivable ........................................................                 (862)                  (16)
       Prepaid expenses, inventory and other assets ...............................                 (542)                 (221)
       Accounts payable, accrued expenses and other ...............................                  349                   671
       Royalties and legal fees payable ...........................................                  481                    --
       Deferred revenues ..........................................................                  399               (17,442)
                                                                                        ----------------      ----------------

       Net cash used in operating activities from continuing operations ...........               (3,797)               (3,830)
       Net cash used in operating activities from discontinued operations .........                 (288)                  (87)
                                                                                        ----------------      ----------------
       Net cash used in operating activities ......................................               (4,085)               (3,917)
                                                                                        ----------------      ----------------

Cash flows from investing activities:
       Purchase of property and equipment .........................................                 (268)                  (97)
       Purchase of available-for-sale investments .................................               (4,638)              (14,605)
       Sale of available-for-sale investments .....................................               15,184                14,196
       Business acquisition .......................................................               (5,689)                   --
       Purchase of additional interests in equity method investee .................                 (250)                   --
       Patent acquisition costs ...................................................                 (175)                   --
                                                                                        ----------------      ----------------

       Net cash provided by (used in) investing activities ........................                4,164                  (506)
                                                                                        ----------------      ----------------

Cash flows from financing activities:
       Proceeds from sale of common stock, net of issuance costs ..................               19,530                    --
       Proceeds from the exercise of stock options and warrants ...................                   34                 4,450
                                                                                        ----------------      ----------------

       Net cash provided by financing activities ..................................               19,564                 4,450
                                                                                        ----------------      ----------------

Effect of exchange rate on cash ...................................................                    9                     6
                                                                                        ----------------      ----------------

Increase in cash and cash equivalents .............................................               19,652                    33

Cash and cash equivalents, beginning ..............................................               18,735                24,199
                                                                                        ----------------      ----------------

Cash and cash equivalents, ending .................................................     $         38,387      $         24,232
                                                                                        ================      ================


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.


                           ACACIA RESEARCH CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         DESCRIPTION OF BUSINESS. Acacia Research Corporation ("we," "us" and "our") is comprised of two operating groups: the CombiMatrix group and the Acacia Technologies group.

         Our life sciences business, referred to as the "CombiMatrix group," a division of Acacia Research Corporation, is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's wholly owned subsidiary, CombiMatrix K.K. and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation's life sciences business.

         The CombiMatrix group is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies and products in the areas of drug development, genetic analysis, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix Corporation's array system with pharmaceutical and biotechnology companies in the Asian market.

         Our intellectual property licensing and enforcement business, referred to as the "Acacia Technologies group," a division of Acacia Research Corporation, is currently comprised of certain of Acacia Research Corporation's wholly owned subsidiaries and limited liability companies including: Acacia Global Acquisition Corporation, Acacia Internet Access Corporation, Acacia Media Technologies Corporation, Acacia Patent Acquisition Corporation, Acacia Technologies Services Corporation, AV Technologies LLC, Broadcast Innovation LLC, Computer Cache Coherency Corporation, Data Innovation LLC, Financial Services Innovation LLC, Information Technology Innovation LLC, InternetAd LLC, IP Innovation LLC, KY Data Systems LLC, Microprocessor Enhancement Corporation, New Medium LLC, TechSearch LLC, VData LLC, Soundview Technologies, Inc., and Spreadsheet Automation Corporation and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the Acacia Research Corporation's intellectual property licensing and enforcement business. See Note 8 for business acquisitions during the three months ended March 31, 2005.

         The Acacia Technologies group develops, acquires, licenses and enforces patented technologies. The Acacia Technologies group controls 30 patent portfolios, which include 128 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries including Audio/Video Enhancement & Synchronization, Broadcast Data Retrieval, Computer Memory Cache Coherency, Credit Card Fraud Protection, Database Management, Data Encryption & Product Activation, Digital Media Transmission ("DMT(R)"), Digital Video Production, Dynamic Manufacturing Modeling, Enhanced Internet Navigation, Image Resolution Enhancement, Interactive Data Sharing, Interactive Television, Internet Access Redirection, Interstitial Internet Advertising, Laptop Connectivity, Microprocessor Enhancement, Multi-dimensional Bar Codes, Network Data Storage, Resource Scheduling, Rotational Video Imaging and Spreadsheet Automation.

         On December 11, 2002, our stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby we created two new classes of common stock called Acacia Research-CombiMatrix common stock ("AR-CombiMatrix stock") and Acacia Research-Acacia Technologies common stock ("AR-Acacia Technologies stock"), and divided our existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation's CombiMatrix group. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation's Acacia Technologies group. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of our different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups.

         BASIS OF PRESENTATION. The accompanying unaudited consolidated financial statements include the accounts of Acacia Research Corporation and its wholly owned and majority-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

         The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission ("SEC"). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, as reported by us in our Annual Report on Form 10-K. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of March 31, 2005, and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the entire year.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES. In connection with the preparation of our annual Report on Form 10-K for the year ending December 31, 2004, we concluded that it was appropriate to classify our auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised our prior classification to report these securities as current investments in our Consolidated Balance Sheet as of March 31, 2004. We have also made corresponding adjustments to our Consolidated Statement of Cash Flows for the three months ended March 31, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period.

         As of March 31, 2004, and December 31, 2003, before this revision in classification, $8,750,000 and $7,750,000, respectively, of these current investments were classified as cash and cash equivalents on our Consolidated Balance Sheets. For the three months ended March 31, 2004, before this revision in classification, net cash used in investing activities related to these current investments of $1,000,000 were included in cash and cash equivalents in our Consolidated Statement of Cash Flows.

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

         ACACIA TECHNOLOGIES GROUP

         Under the terms of our license agreements, the Acacia Technologies group grants non-exclusive licenses for the use of its patented technologies. In general, pursuant to the terms of our agreements with licensees, upon the grant of the licenses, the Acacia Technologies group has no further obligations with respect to the licenses granted. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

         Revenues generated from license agreements are generally accrued and recognized as revenue in the period earned, provided that amounts are fixed or determinable and collectibility is reasonably assured.

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

         Certain license agreements provide for the payment of contractually determined license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by our patented technologies. Certain agreements provide for one-time payments for the grant of licenses and certain of the agreements also provide for future royalties or additional required payments based on future activities of the licensee. These agreements also generally include release provisions with respect to current litigation. Pursuant to the terms of these agreements, the Acacia Technologies group has no further obligation with respect to the grant of the non-exclusive retroactive and future license, including no express or implied obligation on the Acacia Technologies group's part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the license upon execution of the agreement. As such, the earnings process is generally complete upon the execution of the agreement, and revenue is recognized upon execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met.

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

         As a result of our licensing and any related intellectual property enforcement activities, we may recognize royalty revenues that relate to prior period activities of our licensees. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts are recognized in the period the adjustment is determined as a change in accounting estimate.

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

         The following table illustrates the effect on net income (loss) and earnings (loss) per share if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

                                                                  AR-ACACIA TECHNOLOGIES STOCK             AR-COMBIMATRIX STOCK
                                                                --------------------------------    -------------------------------
                                                                        THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                                --------------------------------    -------------------------------
                                                                MARCH 31, 2005   MARCH 31, 2004     MARCH 31, 2005   MARCH 31, 2004
                                                                --------------   --------------     --------------   --------------

Income (loss) from operations as reported ..................    $       (1,874)  $         (989)    $       (3,076)  $       11,892
Add: Stock-based compensation, intrinsic
  value method reported in net loss, net of tax ............                --               --                 --              238
Deduct: Pro forma stock-based compensation
  fair value method, net of tax ............................              (346)            (562)            (1,019)          (1,772)
                                                                --------------   --------------     --------------   --------------
Income (loss) from operations, pro forma ...................    $       (2,220)  $       (1,551)    $       (4,095)  $       10,358
                                                                ==============   ==============     ==============   ==============
Basic earnings (loss) per share from
     operations as reported ................................    $        (0.08)  $        (0.05)    $        (0.10)  $         0.44
Basic earnings (loss) per share from
     operations, pro forma .................................    $        (0.09)  $        (0.08)    $        (0.13)  $         0.38
Diluted earnings (loss) per share from
     operations as reported ................................    $        (0.08)  $        (0.05)    $        (0.10)  $         0.41
Diluted earnings (loss) per share from
     operations, pro forma .................................    $        (0.09)  $        (0.08)    $        (0.13)  $         0.35

Weighted Average Assumptions used(1):
Risk free interest rate ....................................              3.68%            3.25%              3.78%           3.05%
Volatility .................................................             94.00%             104%             88.00%            104%
Expected term ..............................................            5 years          5 years            5 years         5 years

----------------------

                                                                  7

(1) The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value calculations assume no expected dividends.

         PATENTS AND GOODWILL. Goodwill and identifiable intangibles, including patents, are recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible assets acquired. Patents, once issued or purchased, are amortized on the straight-line method over their remaining economic useful lives. Goodwill is not amortized.

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

         Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. Acacia Research Corporation has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. Goodwill is allocated between two of our reporting units at March 31, 2005: 1) the Acacia Technologies group and 2) the CombiMatrix group. The fair values of our reporting units are estimated using a discounted cash flow analysis and by reference to quoted market prices of Acacia Research Corporation's classes of stock.

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

         BUSINESS ACQUISITIONS. The cost of an acquired business is assigned to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess fair value using a variety of methods, including the use of present value models, independent appraisers, and estimation of current selling prices and replacement values. Amounts recorded as intangible assets are based on assumptions and estimates regarding the amount and timing of projected revenues and costs, appropriate risk-adjusted discount rates, as well as assessing the economic useful lives of our technologies, the impact of competition and other market factors. Actual results may vary from projected results.

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

          The following table presents a reconciliation of basic and diluted income (loss) per share:

                                                                       FOR THE THREE MONTHS ENDED
                                                                -----------------------------------------
                                                                  MARCH 31, 2005         MARCH 31, 2004
                                                                ------------------     ------------------
ACACIA RESEARCH - ACACIA TECHNOLOGIES STOCK
-------------------------------------------
Basic and diluted weighted average number of
    common shares outstanding .............................             24,558,419             19,752,335
                                                                ==================     ==================

Potential AR-Acacia Technologies stock common
    shares excluded from the per share calculation
    because the effect of their inclusion would
    be anti-dilutive ......................................              1,402,348              1,436,257
                                                                ==================     ==================

ACACIA RESEARCH - COMBIMATRIX STOCK
-----------------------------------

Basic weighted average number of common shares
    outstanding ...........................................             31,200,496             27,274,627

Dilutive effect of outstanding stock options
    and warrants(1) .......................................                     --              1,959,190
                                                                ------------------     ------------------

Diluted weighted average number of common and
    potential common shares outstanding ...................             31,200,496             29,233,817
                                                                ==================     ==================

Potential AR-CombiMatrix stock common shares excluded
    from the per share calculation because the effect
    of their inclusion would be anti-dilutive .............                506,958                     --
                                                                ==================     ==================

------------------
(1) Includes 84,299 shares of potentially dilutive AR-CombiMatrix stock issuable as of March 31, 2004, related to certain anti-dilution provisions of the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc.


4.   GOODWILL AND INTANGIBLES

         The Acacia Technologies group had $121,000 of goodwill at March 31, 2005, and December 31, 2004. The CombiMatrix group had $19,424,000 of goodwill at March 31, 2005, and December 31, 2004.

         Acacia Research Corporation's only identifiable intangible assets at March 31, 2005, and December 31, 2004, are patents and patent rights. The gross carrying amounts and accumulated amortization as of March 31, 2005, and December 31, 2004, related to patents, by segment, are as follows (in thousands):

                                                 ACACIA TECHNOLOGIES GROUP                     COMBIMATRIX GROUP
                                          --------------------------------------      --------------------------------------
                                              MARCH 31,            DECEMBER 31,          MARCH 31,            DECEMBER 31,
                                                2005                   2004                2005                   2004
                                          ----------------      ----------------      ----------------      ----------------
Gross carrying amount - patents .....     $         30,059      $          4,726      $         12,095      $         12,095
Accumulated amortization ............               (2,600)               (1,684)               (3,348)               (3,074)
                                          ----------------      ----------------      ----------------      ----------------
Patents, net ........................     $         27,459      $          3,042      $          8,747      $          9,021
                                          ================      ================      ================      ================


         The Acacia Technologies group and the CombiMatrix group's patents have remaining estimated economic useful lives up to 2012 and 2020, respectively. The weighted average remaining estimated economic useful life of the Acacia Technologies group's patents is 6 years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2009 is estimated to be $4,848,000 in 2005, $5,243,000 in 2006, $5,192,000 in 2007, $3,872,000 in 2008
and $3,466,000 in 2009 for the Acacia Technologies group and $1,095,000 per year for the CombiMatrix group. At March 31, 2005, and December 31, 2004, all of our acquired intangible assets other than goodwill were subject to amortization.

         See Note 8 for additions to patent related intangibles during the three months ended March 31 ,2005.

5.       EQUITY FINANCING

         In February 2005, Acacia Research Corporation raised gross proceeds of $19,600,000 through the sale of 3,500,000 shares of AR-Acacia Technologies stock at a price of $5.60 per share in a registered direct offering. Net proceeds raised of approximately $19,530,000, which are net of related issuance costs, were attributed to the Acacia Technologies group. The shares of AR-Acacia Technologies stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.

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

         In August 2004, the CombiMatrix group received a $1,000,000 upfront payment from Furuno Electric Co., LTD ("Furuno") as part of a multi-year collaboration agreement to develop a bench-top array synthesizer for commercial applications. In 2003, the CombiMatrix group received upfront and milestone payments from Toppan Printing Co., LTD. ("Toppan") totaling $2,400,000, pursuant to a multi-year collaboration and supply agreement to develop and manufacture arrays using the CombiMatrix group's proprietary electrochemical detection approach. The payments received from Furuno and Toppan are included in deferred revenues at March 31, 2005, and December 31, 2004, in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements.

7.       RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payments," ("SFAS No. 123(R)") that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) will require Acacia Research Corporation to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated and separate group financial statements. The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) was to be effective beginning in the quarter ending September 30, 2005. On April 14, 2005, the SEC announced a deferral of the effective date of SFAS No. 123(R) for calendar year companies until the beginning of 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC Staff's interpretation of SFAS No. 123(R) and provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The effect of the adoption of SFAS No. 123(R) is expected to be comparable to the effect disclosed on a pro forma basis resulting from the application of the current fair-value recognition provisions of SFAS No. 123, as shown in Note 2 above.

         In March 2004, the FASB issued EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," which provides new guidance for assessing impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and were adopted for our year ended December 31, 2004. We do not expect the adoption of EITF Issue No. 03-1 to have a material impact on Acacia Research Corporation's, the CombiMatrix group's or the Acacia Technologies group's financial position, results of operations or cash flows.

8.       ACQUISITION

         On January 28, 2005, Acacia Global Acquisition Corporation, a wholly owned subsidiary of Acacia Research Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies. The acquisition provided the Acacia Technologies group 100% ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. As a result of the acquisition, we have expanded and diversified the Acacia Technologies group's revenue generating opportunities and accelerated the execution of the Acacia Technologies group's business strategy of acquiring, developing and licensing patented technologies.

         The acquisition is being accounted for by the purchase method of accounting. Under the purchase method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangibles and liabilities assumed, based on their estimated fair market values at the date of acquisition. The consolidated statement of operations includes the results of the acquired companies beginning on January 28, 2005, the date of acquisition. The aggregate purchase consideration was approximately $25,053,000, including $5.0 million of cash, the issuance of 3,938,832 shares of AR-Acacia Technologies stock valued at $19,364,000 (net of estimated common stock registration costs of $141,000) and acquisition costs, including registration costs, of $689,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced.

         The following table summarizes the total purchase consideration and the allocation of the consideration paid to the estimated fair value of the assets acquired and liabilities assumed (in thousands):


         Purchase Consideration:
              Cash paid........................................................................  $  5,000
              Fair value of AR-Acacia Technologies stock issued(1).............................    19,364
              Acquisition and registration costs...............................................       689
                                                                                                 --------
         Total purchase consideration..........................................................  $ 25,053
                                                                                                 ========
         Purchase Price Allocation:
             Estimated fair value of net tangible assets acquired at January 28, 2005 .........  $    (15)
             Intangible assets acquired - patents and patent rights(1).........................    25,068
                                                                                                 --------
          Total................................................................................  $ 25,053
                                                                                                 ========
------------------
         (1)      Reflects non-cash investing activity.


         Management was primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed at the date of acquisition. Management considered a number of factors, including reference to an independent valuation. The patents and patent rights acquired were valued using a discounted cash flow model on a patent portfolio by portfolio basis, which estimated the future net cash flows expected to result from the licensing of each portfolio, taking into account potential infringers of the patents, usage of the underlying technologies, estimated license fee revenues, contingent legal fee arrangements, royalties due to former patent holders, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. Management's valuation resulted in an estimated fair value of patent related assets acquired of approximately $27,000,000, resulting in approximately $1,900,000 of excess fair value over the cost of net assets acquired, which has been allocated as a pro rata reduction to the amounts that otherwise would have been assigned to the assets acquired, in accordance with the purchase method of accounting.

         Amounts attributable to patents and patent rights acquired are amortized using the straight-line method over the estimated economic useful lives of the underlying patents which range from two to seven years. The estimated weighted average useful life of amortizable patent related intangibles acquired is approximately 6 years.

         In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC who, as a result of the acquisition transaction, is also a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the three months ended March 31, 2005, include $195,000 in expenses related to the consulting agreement. Consulting services to be performed consist primarily of consultation on intellectual property matters associated with the patents and patent rights acquired in the transaction. The consulting fees will be expensed in the consolidated statement of operations as the consulting services are rendered during the two-year term of the consulting agreement. Acacia Global Acquisition Corporation may terminate the consulting agreement for cause as provided for in the agreement. The consulting agreement also contains certain automatic termination provisions, including; the failure by Acacia Global Acquisition Corporation to make timely consulting payments in accordance with the agreement; a significant decrease in working capital of Acacia Research Corporation, as defined in the agreement; material breach of the agreement by Acacia Global Acquisition Corporation; and the death of the consultant. Any occurrence of these conditions may require the payment of all remaining consulting fees outstanding under the agreement within thirty days of the occurrence of the termination event. Acacia Research Corporation also executed an agreement guaranteeing Acacia Global Acquisition Corporation's performance of its obligations under the consulting agreement.

         The acquisition will be treated for tax purposes as a taxable asset acquisition and, as such, Acacia Research Corporation does not expect any book/tax basis differences and thus, no deferred income taxes were recorded in connection with the application of the purchase method of accounting.

         The following unaudited pro forma combined results of operations for the interim period presented are provided for illustrative purposes only and assume the acquisition occurred as of January 1, 2005, and 2004. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods. The unaudited pro forma combined results are presented in thousands, except share and per share information.

                                                                        FOR THE THREE MONTHS ENDED
                                                               -------------------------------------------
                                                                MARCH 31, 2005 (1)        MARCH 31, 2004
                                                                -----------------        -----------------
   Total revenues .........................................     $           2,932        $          23,455
                                                                -----------------        -----------------

   Total operating expenses ...............................                 8,453                   12,827
                                                                -----------------        -----------------

   Operating income (loss) ................................                (5,521)                  10,628
                                                                -----------------        -----------------

   Total other income .....................................                   234                      156
                                                                -----------------        -----------------

   Income (loss) from continuing operations
      before income taxes .................................                (5,287)                  10,784

   Benefit for income taxes ...............................                    70                       59

   Estimated loss on discontinued operations ..............                  (210)                      --
                                                                -----------------        -----------------

   Net income (loss) ......................................     $          (5,427)       $          10,843
                                                                =================        =================

Pro forma earnings (loss) per common share:
Attributable to the Acacia Technologies group:
   Net loss ...............................................     $          (2,351)       $          (1,049)
     Basic and diluted loss per share .....................                 (0.09)                   (0.04)

Weighted average shares (2):
   Acacia Research - Acacia Technologies stock:
     Basic and diluted ....................................            25,740,069               23,691,167
                                                                =================        =================

--------------------------------------------------------------------------------
(1) Results of operations for Global Patent Holdings, LLC were not material for the period January 1, 2005, through January 28, 2005. Pro forma adjustments reflect the impact of the acquisition for the 28 day period from January 1, 2005 to January 28, 2005.
(2) There is no pro forma impact on earnings (loss) per share attributable to the CombiMatrix group as presented in the accompany statements of operations for the three months ended March 31, 2005, and 2004.

9.       COMMITMENTS AND CONTINGENCIES

         COMBIMATRIX GROUP

         In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group will perform research and development activities as described under the contract and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $5.9 million. The CombiMatrix group expects to incur approximately $2.2 million and $819,000 in research and development costs during 2005 and 2006, respectively, to complete its obligations to the Department of Defense under this contract. As of March 31, 2005, the biological threat detection contract with the Department of Defense was approximately 46% complete.

         In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. ("Leuchemix"), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly over the two-year period commencing with the fourth quarter of 2004. In accordance with the terms of the purchase agreement, the CombiMatrix group made an additional $250,000 investment in Leuchemix during the three months ended March 31, 2005, resulting in an ownership interest of approximately 6% as of March 31, 2005. The CombiMatrix group will make additional investments in Leuchemix of $1,350,000 in 2005 and $2,150,000 in 2006, in accordance with the terms of the agreement. The CombiMatrix group's investment is being accounted for under the equity method as the CombiMatrix group has the ability to exercise significant influence over Leuchemix, primarily due to CombiMatrix Corporation's representation on Leuchemix's board of directors.

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the three months ended March 31, 2005, and 2004, we recorded a net non-cash credit totaling $179,000 and a net non-cash charge totaling $1,257,000, respectively, in connection with certain anti-dilution provisions of the settlement agreement. The related liability reflects management's estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock to be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date pursuant to the anti-dilution terms of the agreement. The liability is adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expire in September 2005.

         In addition to other terms of the settlement agreement, CombiMatrix Corporation is also required to make quarterly payments to Nanogen, Inc. equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalties paid under the agreement during the three months ended March 31, 2005, and 2004, were $28,000 and $37,500, respectively.

         ACACIA TECHNOLOGIES GROUP

         In connection with the acquisition of certain patents and patent rights, certain companies included in the Acacia Technologies group executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive royalties based on future net license fee revenues (as defined in the respective agreements) generated by the Acacia Technologies group as a result of licensing the respective patents or patent portfolios. Royalties paid pursuant to the agreements are expensed in the consolidated statement of operations in the period that the related license fee revenues are recognized.

         In connection with the Acacia Technologies group's licensing and enforcement activities, the Acacia Technologies group may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law. These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained by the Acacia Technologies group. In instances where the Acacia Technologies group does not recover license fees from potential infringers, no contingent legal fees are paid; however, the Acacia Technologies group may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement. Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained by the Acacia Technologies group are included in long-term liabilities in the statement of financial condition.

LITIGATION

         Acacia Research Corporation is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows. As additional information becomes available, we will assess the potential liability related to our pending litigation and may revise our estimates accordingly. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

PATENT ENFORCEMENT LITIGATION

         From time to time, companies comprising the Acacia Technologies group engage in litigation to enforce their patents and patent rights. In the litigation listed below, certain companies comprising the Acacia Technologies group are plaintiffs in ongoing litigation alleging infringement of certain of our patented technologies by the defendants listed. Current patent enforcement litigation, by related patented technology, is as follows:

AUDIO/VIDEO ENHANCEMENT AND SYNCHRONIZATION TECHNOLOGY

IMAGE RESOLUTION ENHANCEMENT TECHNOLOGY

         IP Innovation LLC and Technology Licensing Corporation v. Lexmark International, Inc., United States District Court for the Northern District of Illinois. Filed 10/23/02. Case No. 1:02-cv-07611.

         IP Innovation, LLC and Technology Licensing Corporation v. Dell Computer Corporation. United States District Court for the Northern District of Illinois. Filed 5/15/03. Case No. 1:03-cv-03245.

         IP Innovation, LLC, Technology Licensing Corporation, New Medium Technologies LC, AV Technologies LLC v. Sony Electronics. United States District Court for the Northern District of Illinois. Filed 10/4/04. Case No. 1:04-cv-06388.

         IP Innovation LLC, Technology Licensing Corporation, New Medium LLC and AV Technologies LLC v. Matsushita Electric Industrial Co., Ltd. and Panasonic Corporation of North America. United States District Court for the Northern District of Illinois. Filed 2/14/05. Case No. 1:05-cv-00902.

         Technology Licensing Corporation v. Thomson Inc. United States District Court for the Eastern District of California. Filed 6/20/03. Case No. 2:03-cv-01329-WBS-PAN.

COMPUTER MEMORY CACHE COHERENCY TECHNOLOGY

         Computer Cache Coherency Corporation v. VIA Technologies Inc. and Via Technologies Inc. (USA). United States District Court for the Northern District of California. Filed 12/2/04. Case No. 3:05-cv-01668.

         Computer Cache Coherency Corporation v. Advanced Micro Devices, Inc. United States District Court for the Northern District of California. Filed 4/28/05. Case No. 3:05-cv-01767. See Note 11.

         Computer Cache Coherency Corporation v. Intel Corporation. United States District Court for the Northern District of California. Filed 4/28/05. Case No. 5:05-cv-01766. See Note 11.

CREDIT CARD FRAUD PROTECTION TECHNOLOGY

         Financial Systems Innovation LLC and Paul N. Ware v. Gap, Inc., Racetrac Petroleum, Inc. and The Kroger Company. United States District Court for the Northern District of Georgia. Filed 3/3/04. Case No. 4:04-cv-00065.

         Financial Systems Innovation LLC and Paul N. Ware v. Williams-Sonoma Inc., Linens N Things Inc. and Costco Wholesale Corporation,. United States District Court for the Northern District of Texas. Filed 6/30/04. Case No. 4:04-cv-00479.

DIGITAL MEDIA TRANSMISSION TECHNOLOGY

         In accordance with the Transfer Order issued February 24, 2005, by the Judicial Panel on Multidistrict Litigation, all of the following Digital Media Transmission Technology cases have been transferred to the Northern District of California. The lead case number is 05-CV-01114.

         Acacia Media Technologies Corporation v. Comcast Corporation, Charter Communications, Inc., The DirectTV Group, Inc., Echostar Communications Corporation, Cox Communications, Inc., Hospitality Network, Inc. (a wholly owned subsidiary of Cox that supplies hotel on-demand TV services) and Mediacom, LLC, Arvig Communication Systems, Block Communications, Inc., Cable America Corporation, Cable One, Inc., Cannon Valley Communications, Inc., East Cleveland Cable TV and Communications, LLC, Loretel Cablevision, Massillon Cable TV, Inc., Mid-Continent Media, Inc., NPG Cable, Inc., Savage Communications, Inc., Sjoberg's Cablevision, Inc., US Cable, and Wide Open West, LLC, Time Warner Cable, Cablevision Systems Corporation, Insight Communications Company, Cebridge Connections and Bresnan Communications. See Note 11.

         Acacia Media Technologies Corporation, Inc. v. New Destiny Internet Group, Inc., Audio Communications Inc., VS Media, Ademia Multimedia, LLC, International Web Innovations, Inc., Offendale Commercial BV, Ltd., Adult Entertainment Broadcast Network, Cybertrend, Inc., Lightspeed Media Corporation, Adult Revenue Services, Innovative Ideas International, AskCS.com, Game Link, Inc., Club Jenna, Inc., Cybernet Ventures, Inc., ACMP, LLC, Global AVS, Inc. d/b/a DrewNet, ICS, Inc. / AP Net Marketing, Inc., and National A-1 Advertising.

DYNAMIC MANUFACTURING MODELING TECHNOLOGY

         Information Technology Innovation, LLC v. Motorola Inc. and Freescale Semiconductor, Inc. United States District Court for the Northern District of Illinois. Filed 11/3/04. Case No. 1:04-cv-07121.

INTERACTIVE TELEVISION TECHNOLOGY

         Broadcast Innovation, LLC and IO Research, Ltd. v. Charter Communications, Inc. and Comcast Corporation. United States District Court for the District of Colorado, on appeal to the U.S. Court of Appeals for the Federal Court. Notice of Appeal Filed 9/28/04. Lower Court Case No. 1:03-cv-02223.

         Broadcast Innovation, LLC v. Echostar Communications Corporation. United States District Court for the District of Colorado 11/9/01. Case No. 1:01-cv-02201.

MICROPROCESSOR ENHANCEMENT TECHNOLOGY

         Microprocessor Enhancement Corporation and Michael H. Branigin v. Texas Instruments Incorporated and Intel Corporation. United States District Court for the Central District of California. Filed 4/7/05. See Note 11.

MULTI-DIMENSIONAL BAR CODE TECHNOLOGY

         VCode Holdings, Inc. and VData, LLC v. Adidas America, Inc., Advanced Micro Devices, Inc., Boston Scientific Corporation, Stamps.com Inc. and Hitachi Global Storage Technologies (Thailand), Ltd. United States District Court for the District of Minnesota. Filed 10/25/04. Case No. 0:04-cv-04583.

V-CHIP TECHNOLOGY

         The remaining Non-Soundview parties in the Acacia Technologies group's V-chip patent infringement lawsuit, which concluded in August 2004, have a motion pending before the United States District Court for the District of Connecticut seeking reimbursement of certain attorney's fees. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.

OTHER

         IP Innovation LLC v. Digital Think, Inc., Docent, Inc., eCollege.Com United States District Court for the Southern District of Texas. On appeal to the U.S. Court of Appeals for the Federal Circuit. Notice of Appeal Filed 12/10/04. Lower Court Case No. 02-cv-2031.

10.      DISCONTINUED OPERATIONS

         Results for the three months ended March 31, 2005, include a $210,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which are guaranteed by Acacia Research Corporation, expire in August 2005.

11.      SUBSEQUENT EVENTS

         In April 2005, Microprocessor Enhancement Corporation, a wholly owned subsidiary that is part of the Acacia Technologies group, filed a patent infringement lawsuit in the District Court for the Central District of California against Intel Corporation and Texas Instruments Corporation. The lawsuit alleges patent infringement by Intel's Itanium(R) line of microprocessors, and certain series of digital signal processors sold by Texas Instruments.

         In April 2005, Acacia Media Technologies Corporation added Time Warner Cable, Cablevision Systems Corporation, Insight Communications Company, Cebridge Connections, and Bresnan Communications to its DMT patent infringement litigation. The lawsuit against Time Warner, Insight, and Bresnan Communications was filed in the U.S. District Court for the Southern District of New York. The lawsuit against Cablevision Systems Corporation was filed in the Eastern District of New York, and the lawsuit against Cebridge Connections was filed in the Northern District of California. In accordance with the Transfer Order issued on February 24, 2005, by the Judicial Panel on Multidistrict Litigation, all of the cases will be transferred to the Northern District of California for consolidation with the existing DMT litigation.

         In May 2005, Computer Cache Coherency Corporation, a wholly owned subsidiary that is part of the Acacia Technologies group, added Intel Corporation and Advanced Micro Devices, Inc. to the patent infringement litigation for its Computer Memory Cache Coherency technology, which is pending in the District Court for the Northern District of California.

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

CONSOLIDATING BALANCE SHEETS
(IN THOUSANDS)


                                                                                           AT MARCH 31, 2005
                                                                -------------------------------------------------------------------
                                                                    ACACIA
                                                                 TECHNOLOGIES      COMBIMATRIX
                                                                     GROUP            GROUP          ELIMINATIONS     CONSOLIDATED
                                                                 -------------     ------------     -------------     -------------
                                  ASSETS

Current assets:
    Cash and cash equivalents ...............................    $      32,932     $      5,455     $          --     $      38,387
    Short-term investments ..................................            8,250           14,936                --            23,186
    Accounts receivable .....................................              891              507                --             1,398
    Prepaid expenses, inventory and other assets ............              949              433                --             1,382
    Receivable from CombiMatrix group .......................              149               --              (149)               --
                                                                 -------------     ------------     -------------     -------------

           Total current assets .............................           43,171           21,331              (149)           64,353

Property and equipment, net of accumulated depreciation .....              107            2,332                --             2,439
Patents, net of accumulated amortization ....................           27,459            8,747                --            36,206
Goodwill ....................................................              121           19,424                --            19,545
Other assets ................................................              142              532                --               674
                                                                 -------------     ------------     -------------     -------------

                                                                 $      71,000     $     52,366     $        (149)    $     123,217
                                                                 =============     ============     =============     =============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, accrued expenses and other ............    $       2,367     $      2,320     $          --     $       4,687
    Royalties and legal fees payable ........................              481               --                --               481
    Current portion of deferred revenues ....................              567               71                --               638
    Payable to Acacia Technologies group ....................               --              149              (149)               --
                                                                 -------------     ------------     -------------     -------------

           Total current liabilities ........................            3,415            2,540              (149)            5,806

Deferred income taxes .......................................              833            2,078                --             2,911
Deferred revenues, net of current portion ...................              315            3,833                --             4,148
Other liabilities ...........................................              133              227                --               360
                                                                 -------------     ------------     -------------     -------------

           Total liabilities ................................            4,696            8,678              (149)           13,225
                                                                 -------------     ------------     -------------     -------------

Minority interests ..........................................              482               --                --               482
                                                                 -------------     ------------     -------------     -------------

Redeemable Stockholders' equity:
    AR - Acacia Technologies stock ..........................           65,822               --                --            65,822
    AR - CombiMatrix stock ..................................               --           43,688                --            43,688
                                                                 -------------     ------------     -------------     -------------

           Total stockholders' equity .......................           65,822           43,688                --           109,510
                                                                 -------------     ------------     -------------     -------------

                                                                 $      71,000     $     52,366     $        (149)    $     123,217
                                                                 =============     ============     =============     =============

(CONTINUED ON NEXT PAGE)


                                                                17a


CONSOLIDATING BALANCE SHEETS
(IN THOUSANDS)
(CONTINUED)


                                                                                         AT DECEMBER 31, 2004
                                                                 ------------------------------------------------------------------
                                                                    ACACIA
                                                                 TECHNOLOGIES      COMBIMATRIX
                                                                     GROUP            GROUP          ELIMINATIONS     CONSOLIDATED
                                                                 -------------     ------------     -------------     -------------
                              ASSETS

Current assets:
    Cash and cash equivalents ...............................     $     15,750    $       2,985     $          --     $     18,735
    Short-term investments ..................................           12,896           20,727                --           33,623
    Accounts receivable .....................................              193              343                --              536
    Prepaid expenses, inventory and other assets ............              754              229                --              983
    Receivable from CombiMatrix group .......................              119               --              (119)              --
                                                                 -------------     ------------     -------------     ------------

           Total current assets .............................           29,712           24,284              (119)          53,877

Property and equipment, net of accumulated depreciation .....              104            2,330                --            2,434
Patents, net of accumulated amortization ....................            3,042            9,021                --           12,063
Goodwill ....................................................              121           19,424                --           19,545
Other assets ................................................               79              329                --              408
                                                                  ------------    -------------     -------------     ------------

                                                                  $     33,058    $      55,388     $        (119)    $     88,327
                                                                  ============    =============     =============     ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable, accrued expenses and other ............     $      2,175    $       1,964     $          --     $      4,139
    Royalties and legal fees payable ........................               --               --                --               --
    Current portion of deferred revenues ....................              428               66                --              494
    Payable to Acacia Technologies group ....................               --              119              (119)              --
                                                                  ------------    -------------     -------------     ------------

           Total current liabilities ........................            2,603            2,149              (119)           4,633

Deferred income taxes .......................................              869            2,112                --            2,981
Deferred revenues, net of current portion ...................               --            3,893                --            3,893
Other liabilities ...........................................               --              406                --              406
                                                                  ------------    -------------     -------------     ------------

           Total liabilities ................................            3,472            8,560              (119)          11,913
                                                                  ------------    -------------     -------------     ------------

Minority interests ..........................................              778               --                --              778
                                                                  ------------    -------------     -------------     ------------

Redeemable Stockholders' equity:
    AR - Acacia Technologies stock ..........................           28,808               --                --           28,808
    AR - CombiMatrix stock ..................................               --           46,828                --           46,828
                                                                  ------------    -------------     -------------     ------------

           Total stockholders' equity .......................           28,808           46,828                --           75,636
                                                                  ------------    -------------     -------------     ------------

                                                                  $     33,058    $      55,388     $        (119)    $     88,327
                                                                  ============    =============     =============     ============

--------------------------------------------

NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to Soundbreak.com. Total assets related to discontinued operations totaled $983,000 and $1,443,000 at March 31, 2005, and December 31, 2004, respectively. Total liabilities related to discontinued operations totaled $320,000 and $275,000 at March 31, 2005, and December 31,
2004, respectively.


                                       17b

CONSOLIDATING STATEMENTS OF OPERATIONS
(IN THOUSANDS)

                                                                                   FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                                                       -----------------------------------------------------------
                                                                         ACACIA                        ELIMINATIONS/
                                                                       TECHNOLOGIES    COMBIMATRIX       RECLASS-          CONSOL-
                                                                          GROUP           GROUP         IFICATIONS         IDATED
                                                                       -----------     -----------     ------------     -----------
Revenues:
   Research and development, government and service contracts.......   $        --     $       791     $         --     $       791
   License fees ....................................................         1,863              --               --           1,863
   Products ........................................................            --             278               --             278
                                                                       -----------     -----------     ------------     -----------

        Total revenues .............................................         1,863           1,069               --           2,932
                                                                       -----------     -----------     ------------     -----------

Operating expenses:
   Cost of government contract revenues ............................            --             691               --             691
   Cost of product sales ...........................................            --             163               --             163
   Research and development expenses ...............................            --           1,140               --           1,140
   Non-cash stock compensation amortization - research
      and development ..............................................            --              --               --              --
   Marketing, general and administrative expenses ..................         1,610           2,279               --           3,889
   Legal expenses - patents ........................................           561              --               --             561
   Contingent legal fees and royalties expense - patents ...........           647              --               --             647
   Non-cash stock compensation amortization - marketing,
      general and administrative ...................................            --            (126)              --            (126)
   Amortization of patents .........................................           916             274               --           1,190
   Legal settlement charges (credits) ..............................            --            (179)              --            (179)
                                                                       -----------     -----------     ------------     -----------

        Total operating expenses ...................................         3,734           4,242               --           7,976
                                                                       -----------     -----------     ------------     -----------

        Operating income (loss) ....................................        (1,871)         (3,173)              --          (5,044)
                                                                       -----------     -----------     ------------     -----------

Other income (expense):
   Interest income .................................................           171             102               --             273
   Other income ....................................................            --             (39)              --             (39)
                                                                       -----------     -----------     ------------     -----------

        Total other income (expense) ...............................           171              63               --             234
                                                                       -----------     -----------     ------------     -----------

Income (loss) from continuing operations before
   income taxes ....................................................        (1,700)         (3,110)              --          (4,810)

Benefit for income taxes ...........................................            36              34               --              70
                                                                       -----------     -----------     ------------     -----------

Loss from continuing operations ....................................        (1,664)         (3,076)              --          (4,740)

Discontinued operations:

   Estimated loss on disposal of discontinued operations ...........          (210)             --               --            (210)
                                                                       -----------     -----------     ------------     -----------

Net income (loss) ..................................................   $    (1,874)    $    (3,076)    $         --     $    (4,950)
                                                                       ===========     ===========     ============     ===========

(CONTINUED ON NEXT PAGE)


                                                                18a

CONSOLIDATING STATEMENT OF OPERATIONS (IN THOUSANDS)
(CONTINUED)

                                                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                                      -------------------------------------------------------------
                                                                         ACACIA                         ELIMINATIONS/
                                                                       TECHNOLOGIES    COMBIMATRIX        RECLASS-          CONSOL-
                                                                          GROUP           GROUP          IFICATIONS         IDATED
                                                                       -----------     -----------      ------------     ----------
Revenues:
   Research and development, government and service contracts.......   $        --     $    17,600     $         --     $    17,600
   License fees ....................................................           599              --               --             599
   Products ........................................................            --              16               --              16
                                                                       -----------     -----------     ------------     -----------

        Total revenues .............................................           599          17,616               --          18,215
                                                                       -----------     -----------     ------------     -----------

Operating expenses:
   Cost of government contract revenues ............................            --             205               --             205
   Cost of product sales ...........................................            --               4               --               4
   Research and development expenses ...............................            --           1,383               --           1,383
   Non-cash stock compensation amortization - research
      and development ..............................................            --              69               --              69
   Marketing, general and administrative expenses ..................         1,006           2,278               --           3,284
   Legal expenses - patents ........................................           602              --               --             602
   Contingent legal fees and royalties expense - patents ...........            --              --               --              --
   Non-cash stock compensation amortization - marketing,
      general and administrative ...................................            --             334               --             334
   Amortization of patents .........................................           125             274               --             399
   Legal settlement charges (credits) ..............................            --           1,257               --           1,257
                                                                       -----------     -----------     ------------     -----------

        Total operating expenses ...................................         1,733           5,804               --           7,537
                                                                       -----------     -----------     ------------     -----------

        Operating income (loss) ....................................        (1,134)         11,812               --          10,678
                                                                       -----------     -----------     ------------     -----------

Other income (expense):
   Interest income .................................................           112              46               --             158
   Other income ....................................................            --              --               --              --
                                                                       -----------     -----------     ------------     -----------

        Total other income (expense) ...............................           112              46               --             158
                                                                       -----------     -----------     ------------     -----------

Income (loss) from continuing operations before
   income taxes ....................................................        (1,022)         11,858               --          10,836

Benefit for income taxes ...........................................            33              34               --              67
                                                                       -----------     -----------     ------------     -----------

Loss from continuing operations ....................................          (989)         11,892               --          10,903

Discontinued operations:

   Estimated loss on disposal of discontinued operations ...........            --              --               --              --
                                                                       -----------     -----------     ------------     -----------

Net income (loss) ..................................................   $      (989)    $    11,892     $         --     $    10,903
                                                                       ===========     ===========     ============     ===========


                                                                18b

CONSOLIDATING STATEMENTS OF CASH FLOWS
(IN THOUSANDS)


                                                                                FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                                                      -------------------------------------------------------------
                                                                         ACACIA
                                                                      TECHNOLOGIES    COMBIMATRIX
                                                                         GROUP           GROUP        ELIMINATIONS     CONSOLIDATED
                                                                      ------------    ------------    ------------     ------------
Cash flows from operating activities:
   Net income (loss) from continuing operations ...................   $     (1,664)   $     (3,076)   $         --     $     (4,740)
 Adjustments to reconcile net income (loss) from continuing
  operations to net cash used in operating activities:
   Depreciation and amortization ..................................            929             553              --            1,482
   Non-cash stock compensation ....................................             --            (126)             --             (126)
   Deferred tax benefit ...........................................            (36)            (34)             --              (70)
   Non-cash legal settlement charges (credits) ....................             --            (179)             --             (179)
   Other ..........................................................             --              11              --               11
Changes in assets and liabilities, excluding effect of business acquisition:
   Accounts receivable ............................................           (698)           (164)             --             (862)
   Prepaid expenses, inventory and other assets ...................           (375)           (197)             30             (542)
   Accounts payable, accrued expenses and other ...................             89             290             (30)             349
   Royalties and legal fees payable ...............................            481              --              --              481
   Deferred revenues ..............................................            453             (54)             --              399
                                                                      ------------    ------------    ------------     ------------

   Net cash used in operating activities from continuing
     operations ...................................................           (821)         (2,976)             --           (3,797)
   Net cash used in operating activities from discontinued
     operations ...................................................           (288)             --              --             (288)
                                                                      ------------    ------------    ------------     ------------
   Net cash used in operating activities ..........................         (1,109)         (2,976)             --           (4,085)
                                                                      ------------    ------------    ------------     ------------

Cash flows from investing activities:
   Purchase of property and equipment .............................            (16)           (252)             --             (268)
   Purchase of available-for-sale investments .....................             --          (4,638)             --           (4,638)
   Sale of available-for-sale investments .........................          4,650          10,534              --           15,184
   Business acquisition ...........................................         (5,689)             --              --           (5,689)
   Purchase of additional interests in equity method investee .....             --            (250)             --             (250)
   Patent acquisition costs .......................................           (175)             --              --             (175)
                                                                      ------------    ------------    ------------     ------------

   Net cash provided by (used in) investing activities ............         (1,230)          5,394              --            4,164
                                                                      ------------    ------------    ------------     ------------

Cash flows from financing activities:
   Net cash attributed to the Acacia Technologies group ...........         19,521              --              --           19,521
   Net cash attributed to the CombiMatrix group ...................             --              43              --               43
                                                                      ------------    ------------    ------------     ------------

   Net cash provided by (used in) financing activities ............         19,521              43              --           19,564
                                                                      ------------    ------------    ------------     ------------

   Effect of exchange rate on cash ................................             --               9              --                9
                                                                      ------------    ------------    ------------     ------------

   Increase (decrease) in cash and cash equivalents ...............         17,182           2,470              --           19,652

   Cash and cash equivalents, beginning ...........................         15,750           2,985              --           18,735
                                                                      ------------    ------------    ------------     ------------

   Cash and cash equivalents, ending ..............................   $     32,932    $      5,455    $         --     $     38,387
                                                                      ============    ============    ============     ============

(CONTINUED ON NEXT PAGE)


                                                                19a

CONSOLIDATING STATEMENT OF CASH FLOWS (IN THOUSANDS) (CONTINUED)


                                                                                FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                                      -------------------------------------------------------------
                                                                         ACACIA
                                                                      TECHNOLOGIES    COMBIMATRIX
                                                                         GROUP           GROUP        ELIMINATIONS     CONSOLIDATED
                                                                      ------------    ------------    ------------     ------------

Cash flows from operating activities:
 Net income (loss) from continuing operations .....................   $       (989)   $     11,892    $         --     $     10,903
 Adjustments to reconcile net income (loss) from continuing
  operations to net cash used in operating activities:
   Depreciation and amortization ..................................            136             576              --              712
   Non-cash stock compensation ....................................             --             403              --              403
   Deferred tax benefit ...........................................            (36)            (34)             --              (70)
   Non-cash legal settlement charges (credits) ....................             --           1,257              --            1,257
   Other ..........................................................             --             (27)             --              (27)
Changes in assets and liabilities, excluding effect of business acquisition:
   Accounts receivable ............................................              3             (19)             --              (16)
   Prepaid expenses, inventory and other assets ...................           (234)           (101)            114             (221)
   Accounts payable, accrued expenses and other ...................            615             170            (114)             671
   Royalties and legal fees payable ...............................             --              --              --               --
   Deferred revenues ..............................................             26         (17,468)             --          (17,442)
                                                                      ------------    ------------    ------------     ------------

   Net cash used in operating activities from continuing
     operations ...................................................           (479)         (3,351)             --           (3,830)
   Net cash used in operating activities from discontinued
     operations ...................................................            (87)             --              --              (87)
                                                                      ------------    ------------    ------------     ------------
   Net cash used in operating activities ..........................           (566)         (3,351)             --           (3,917)
                                                                      ------------    ------------    ------------     ------------

Cash flows from investing activities:
   Purchase of property and equipment .............................            (36)            (61)             --              (97)
   Purchase of available-for-sale investments .....................         (1,000)        (13,605)             --          (14,605)
   Sale of available-for-sale investments .........................          2,030          12,166              --           14,196
   Business acquisition ...........................................             --              --              --               --
   Purchase of additional interests in equity method investee .....             --              --              --               --
   Patent acquisition costs .......................................             --              --              --               --
                                                                      ------------    ------------    ------------     ------------

   Net cash provided by (used in) investing activities ............            994          (1,500)             --             (506)
                                                                      ------------    ------------    ------------     ------------

Cash flows from financing activities:
   Net cash attributed to the Acacia Technologies group ...........            (70)             --              --              (70)
   Net cash attributed to the CombiMatrix group ...................             --           4,520              --            4,520
                                                                      ------------    ------------    ------------     ------------

   Net cash provided by (used in) financing activities ............            (70)          4,520              --            4,450
                                                                      ------------    ------------    ------------     ------------

   Effect of exchange rate on cash ................................             --               6              --                6
                                                                      ------------    ------------    ------------     ------------

   Increase (decrease) in cash and cash equivalents ...............            358            (325)             --               33

   Cash and cash equivalents, beginning ...........................         20,392           3,807              --           24,199
                                                                      ------------    ------------    ------------     ------------

   Cash and cash equivalents, ending ..............................   $     20,750    $      3,482    $         --     $     24,232
                                                                      ============    ============    ============     ============


                                                                19b

                                                       COMBIMATRIX GROUP
                                          (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                        BALANCE SHEETS
                                                        (IN THOUSANDS)
                                                          (UNAUDITED)

                                                                                             MARCH 31,           DECEMBER 31,
                                                                                               2005                 2004
                                                                                          ---------------      ---------------

                                      ASSETS

Current assets:
   Cash and cash equivalents ........................................................     $         5,455      $         2,985
   Available-for-sale investments ...................................................              14,936               20,727
   Accounts receivable ..............................................................                 507                  343
   Inventory, prepaid expenses and other assets .....................................                 433                  229
                                                                                          ---------------      ---------------

         Total current assets .......................................................              21,331               24,284

Property and equipment, net of accumulated depreciation .............................               2,332                2,330
Patents, net of accumulated amortization of $3,348 (2005) and $3,074 (2004) .........               8,747                9,021
Goodwill ............................................................................              19,424               19,424
Other assets ........................................................................                 532                  329
                                                                                          ---------------      ---------------

                                                                                          $        52,366      $        55,388
                                                                                          ===============      ===============

                       LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
   Accounts payable, accrued expenses and other .....................................     $         2,320      $         1,964
   Current portion of deferred revenues .............................................                  71                   66
   Payable to Acacia Technologies group .............................................                 149                  119
                                                                                          ---------------      ---------------

         Total current liabilities ..................................................               2,540                2,149

Deferred income taxes ...............................................................               2,078                2,112
Deferred revenues, net of current portion ...........................................               3,833                3,893
Other liabilities ...................................................................                 227                  406
                                                                                          ---------------      ---------------

         Total liabilities ..........................................................               8,678                8,560
                                                                                          ---------------      ---------------

Commitments and contingencies (Note 6)

Allocated net worth:

   Funds allocated by Acacia Research Corporation ...................................             158,992              159,056

   Accumulated net losses ...........................................................            (115,304)            (112,228)
                                                                                          ---------------      ---------------

         Total allocated net worth ..................................................              43,688               46,828
                                                                                          ---------------      ---------------

                                                                                          $        52,366      $        55,388
                                                                                          ===============      ===============


                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                               20

                                                    COMBIMATRIX GROUP
                                       (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                 STATEMENTS OF OPERATIONS
                                                      (IN THOUSANDS)
                                                        (UNAUDITED)

                                                                                          FOR THE THREE MONTHS ENDED
                                                                                     ------------------------------------
                                                                                      MARCH 31, 2005       MARCH 31, 2004
                                                                                     ---------------      ---------------
Revenues:
   Research and development contract ...........................................     $            --      $        17,302
   Government contract .........................................................                 731                  217
   Products ....................................................................                 278                   16
   Service contracts ...........................................................                  60                   81
                                                                                     ---------------      ---------------

         Total revenues ........................................................               1,069               17,616
                                                                                     ---------------      ---------------

Operating expenses:
   Cost of government contract revenues ........................................                 691                  205
   Cost of product sales .......................................................                 163                    4
   Research and development expenses ...........................................               1,140                1,383
   Non-cash stock compensation amortization - research and development .........                  --                   69
   Marketing, general and administrative expenses ..............................               2,279                2,278
   Non-cash stock compensation amortization - marketing, general
      and administrative .......................................................                (126)                 334
   Amortization of patents .....................................................                 274                  274
   Legal settlement charges (credits) ..........................................                (179)               1,257
                                                                                     ---------------      ---------------

         Total operating expenses ..............................................               4,242                5,804
                                                                                     ---------------      ---------------

         Operating income (loss) ...............................................              (3,173)              11,812
                                                                                     ---------------      ---------------

Other income:
   Interest income .............................................................                 102                   46
   Other .......................................................................                 (39)                  --
                                                                                     ---------------      ---------------

         Total other income ....................................................                  63                   46
                                                                                     ---------------      ---------------

Income (loss) from operations before income taxes ..............................              (3,110)              11,858

Benefit for income taxes .......................................................                  34                   34
                                                                                     ---------------      ---------------

Division net income (loss) .....................................................     $        (3,076)     $        11,892
                                                                                     ===============      ===============


                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                              21

                                                     COMBIMATRIX GROUP
                                        (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                  STATEMENTS OF CASH FLOWS
                                                       (IN THOUSANDS)
                                                         (UNAUDITED)

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                     --------------------------------------
                                                                                      MARCH 31, 2005        MARCH 31, 2004
                                                                                     ----------------      ----------------
Cash flows from operating activities:
   Division net income (loss) from operations ..................................     $         (3,076)     $         11,892
   Adjustments to reconcile division net income (loss) from operations to net cash used in operating activities:
      Depreciation and amortization ............................................                  553                   576
      Non-cash stock compensation ..............................................                 (126)                  403
      Deferred tax benefit .....................................................                  (34)                  (34)
      Non-cash legal settlement charges (credits) ..............................                 (179)                1,257
      Other ....................................................................                   11                   (27)
Changes in assets and liabilities:
      Accounts receivable ......................................................                 (164)                  (19)
      Inventory, prepaid expenses and other assets .............................                 (197)                 (101)
      Accounts payable, accrued expenses and other .............................                  290                   170
      Deferred revenues ........................................................                  (54)              (17,468)
                                                                                     ----------------      ----------------

      Net cash used in operating activities ....................................               (2,976)               (3,351)
                                                                                     ----------------      ----------------

Cash flows from investing activities:
      Purchase of property and equipment .......................................                 (252)                  (61)
      Purchase of available-for-sale investments ...............................               (4,638)              (13,605)
      Sale of available-for-sale investments ...................................               10,534                12,166
      Purchase of additional interests in equity method investee ...............                 (250)                   --
                                                                                     ----------------      ----------------

      Net cash provided by (used in) investing activities ......................                5,394                (1,500)
                                                                                     ----------------      ----------------

Cash flows from financing activities:
      Net cash flows attributed to the CombiMatrix group .......................                   43                 4,520
                                                                                     ----------------      ----------------

Effect of exchange rate on cash ................................................                    9                     6
                                                                                     ----------------      ----------------

(Decrease) increase in cash and cash equivalents ...............................                2,470                  (325)

Cash and cash equivalents, beginning ...........................................                2,985                 3,807
                                                                                     ----------------      ----------------


Cash and cash equivalents, ending ..............................................     $          5,455      $          3,482
                                                                                     ================      ================


                           THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                              22

                                COMBIMATRIX GROUP
                   (A DIVISION OF ACACIA RESEARCH CORPORATION)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         DESCRIPTION OF BUSINESS. Acacia Research Corporation is comprised of two separate divisions: the CombiMatrix group and the Acacia Technologies group.

         Our life sciences business, referred to as the "CombiMatrix group," a division of Acacia Research Corporation, is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's wholly owned subsidiary, CombiMatrix K.K. and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation's life sciences business.

         The CombiMatrix group is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies and products in the areas of drug development, genetic analysis, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix Corporation's array system with pharmaceutical and biotechnology companies in the Asian market.

          On December 11, 2002, Acacia Research Corporation's stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby Acacia Research Corporation created two new classes of common stock called Acacia Research-CombiMatrix common stock ("AR-CombiMatrix stock") and Acacia Research-Acacia Technologies common stock ("AR-Acacia Technologies stock"), and divided Acacia Research Corporation's existing Acacia Research Corporation common stock into shares of the two new classes of common stock.

          BASIS OF PRESENTATION. The unaudited interim CombiMatrix group financial statements as of March 31, 2005, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the CombiMatrix group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2004. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The CombiMatrix group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of its financial position as of March 31, 2005, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the entire year.

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

         The CombiMatrix group financial statements taken together with the Acacia Technologies group financial statements, comprise all of the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of the CombiMatrix group reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the CombiMatrix group include the accounts or assets of Acacia Research Corporation specifically attributed to the CombiMatrix group and were prepared using amounts included in Acacia Research Corporation's consolidated financial statements.

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

         Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable by the CombiMatrix group in connection with other rights and services that represent continuing obligations of ours, are deferred until all of the elements have been delivered or until the CombiMatrix group has established objective and verifiable evidence of the fair value of the undelivered elements.

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

          PATENTS AND GOODWILL AND IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

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

4. INTANGIBLE ASSETS

         The CombiMatrix group's only identifiable intangible assets are patents, which have remaining economic useful lives up to 2020. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2009 is estimated to be $1,095,000 per year. At March 31, 2005, and December 31, 2004, all of the CombiMatrix group's acquired intangible assets other than goodwill were subject to amortization.

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

         In August 2004, the CombiMatrix group received a $1,000,000 upfront payment from Furuno Electric Co., LTD ("Furuno") as part of a multi-year collaboration agreement to develop a bench-top array synthesizer for commercial applications. In 2003, the CombiMatrix group received upfront and milestone payments from Toppan Printing Co., LTD. ("Toppan") totaling $2,400,000, pursuant to a multi-year collaboration and supply agreement to develop and manufacture arrays using the CombiMatrix group's proprietary electrochemical detection approach. The payments received from Furuno and Toppan are included in deferred revenues at March 31, 2005, and December 31, 2004, in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements.

6. COMMITMENTS AND CONTINGENCIES

         In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group will perform research and development activities as described under the contract and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $5.9 million. The CombiMatrix group expects to incur approximately $2.2 million and $819,000 in research and development costs during 2005 and 2006, respectively, to complete its obligations to the Department of Defense under this contract. As of March 31, 2005, the biological threat detection contract with the Department of Defense was approximately 46% complete.

         In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. ("Leuchemix"), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly over the two-year period commencing with the fourth quarter of 2004. In accordance with the terms of the purchase agreement, the CombiMatrix group made an additional $250,000 investment in Leuchemix during the three months ended March 31, 2005, resulting in an ownership interest of approximately 6% as of March 31, 2005. The CombiMatrix group will make additional investments in Leuchemix of $1,350,000 in 2005 and $2,150,000 in 2006, in accordance with the terms of the agreement. The CombiMatrix group's investment is being accounted for under the equity method as the CombiMatrix group has the ability to exercise significant influence over Leuchemix, primarily due to CombiMatrix Corporation's representation on Leuchemix's board of directors.

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the three months ended March 31, 2005, and 2004, the CombiMatrix group recorded a net non-cash credit totaling $179,000 and a net non-cash charge totaling $1,257,000, respectively, in connection with certain anti-dilution provisions of the settlement agreement. The related liability reflects management's estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock to be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date pursuant to the anti-dilution terms of the agreement. The liability is adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expire in September 2005.

         In addition to other terms of the settlement agreement, CombiMatrix Corporation is also required to make quarterly payments to Nanogen, Inc. equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalties paid under the agreement during the three months ended March 31, 2005, and 2004, were $28,000 and $37,500, respectively.

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

                                                ACACIA TECHNOLOGIES GROUP
                                       (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                     BALANCE SHEETS
                                                     (IN THOUSANDS)
                                                       (UNAUDITED)

                                                                                            MARCH 31,       DECEMBER 31,
                                                                                              2005              2004
                                                                                          ------------      ------------
                                       ASSETS

Current assets:
   Cash and cash equivalents ........................................................     $     32,932      $     15,750
   Short-term investments ...........................................................            8,250            12,896
   Accounts receivable ..............................................................              891               193
   Prepaid expenses and other assets ................................................              949               754
   Receivable from CombiMatrix group ................................................              149               119
                                                                                          ------------      ------------

         Total current assets .......................................................           43,171            29,712

Property and equipment, net of accumulated depreciation .............................              107               104
Patents, net of accumulated amortization of $2,600 (2005) and $1,684 (2004) .........           27,459             3,042
Goodwill ............................................................................              121               121
Other assets ........................................................................              142                79
                                                                                          ------------      ------------

                                                                                          $     71,000      $     33,058
                                                                                          ============      ============

                      LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
   Accounts payable and accrued expenses ............................................     $      2,367      $      2,175
   Royalties and legal fees payable .................................................              481                --
   Current portion of deferred revenues .............................................              567               428
                                                                                          ------------      ------------

         Total current liabilities ..................................................            3,415             2,603

Deferred income taxes ...............................................................              833               869
Deferred revenues, net of current portion ...........................................              315                --
Other liabilities ...................................................................              133                --
                                                                                          ------------      ------------

         Total liabilities ..........................................................            4,696             3,472
                                                                                          ------------      ------------

Minority interests ..................................................................              482               778
                                                                                          ------------      ------------

Commitments and contingencies (Note 7)

Allocated net worth:

   Funds allocated by Acacia Research Corporation ...................................          143,705           104,817

   Accumulated net losses ...........................................................          (77,883)          (76,009)
                                                                                          ------------      ------------

         Total allocated net worth ..................................................           65,822            28,808
                                                                                          ------------      ------------

                                                                                          $     71,000      $     33,058
                                                                                          ============      ============


                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                           27

                                          ACACIA TECHNOLOGIES GROUP
                                 (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                          STATEMENTS OF OPERATIONS
                                               (IN THOUSANDS)
                                                 (UNAUDITED)

                                                                             FOR THE THREE MONTHS ENDED
                                                                        ------------------------------------
                                                                         MARCH 31, 2005       MARCH 31, 2004
                                                                        ---------------      ---------------
Revenues:
   License fees ...................................................     $         1,863      $           599
                                                                        ---------------      ---------------

      Total revenues ..............................................               1,863                  599
                                                                        ---------------      ---------------

Operating expenses:
   Marketing, general and administrative expenses .................               1,610                1,006
   Legal expenses - patents .......................................                 561                  602
   Contingent legal fees and royalties expenses - patents .........                 647                   --
   Amortization of patents ........................................                 916                  125
                                                                        ---------------      ---------------

      Total operating expenses ....................................               3,734                1,733
                                                                        ---------------      ---------------

      Operating loss ..............................................              (1,871)              (1,134)
                                                                        ---------------      ---------------

Other income:
   Interest income ................................................                 171                  112
                                                                        ---------------      ---------------

      Total other income ..........................................                 171                  112
                                                                        ---------------      ---------------

Loss from continuing operations before
  income taxes ....................................................              (1,700)              (1,022)

Benefit for income taxes ..........................................                  36                   33
                                                                        ---------------      ---------------

Loss from continuing operations ...................................              (1,664)                (989)

Discontinued operations:

   Estimated loss on disposal of discontinued operations ..........                (210)                  --
                                                                        ---------------      ---------------

Division net loss .................................................     $        (1,874)     $          (989)
                                                                        ===============      ===============


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                     28

                                                    ACACIA TECHNOLOGIES GROUP
                                           (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                     STATEMENTS OF CASH FLOWS
                                                          (IN THOUSANDS)
                                                            (UNAUDITED)


                                                                                                  FOR THE THREE MONTHS ENDED
                                                                                             ------------------------------------
                                                                                              MARCH 31, 2005       MARCH 31, 2004
                                                                                             ---------------      ---------------
Cash flows from operating activities:
 Division net loss from continuing operations ..........................................     $        (1,664)     $          (989)
 Adjustments to reconcile division net loss from continuing operations to net cash used in operating activities:
   Depreciation and amortization .......................................................                 929                  136
   Deferred tax benefit ................................................................                 (36)                 (36)
 Changes in assets and liabilities, excluding effect of business acquisitions:
   Accounts receivable .................................................................                (698)                   3
   Prepaid expenses and other assets ...................................................                (375)                (234)
   Accounts payable and accrued expenses ...............................................                  88                  615
   Royalties and legal fees payable ....................................................                 481                   --
   Deferred revenues ...................................................................                 454                   26
                                                                                             ---------------      ---------------

   Net cash used in operating activities from continuing operations ....................                (821)                (479)
   Net cash used in operating activities from discontinued operations ..................                (288)                 (87)
                                                                                             ---------------      ---------------
   Net cash used in operating activities ...............................................              (1,109)                (566)
                                                                                             ---------------      ---------------

Cash flows from investing activities:
   Purchase of property and equipment ..................................................                 (16)                 (36)
   Purchase of available-for-sale investments ..........................................                  --               (1,000)
   Sale of available-for-sale investments ..............................................               4,650                2,030
   Business acquisition ................................................................              (5,689)                  --
   Patent acquisition costs ............................................................                (175)                  --
                                                                                             ---------------      ---------------

   Net cash provided by (used in) investing activities .................................              (1,230)                 994
                                                                                             ---------------      ---------------

Cash flows from financing activities:
   Net cash flows attributed to the Acacia Technologies group ..........................              19,521                  (70)
                                                                                             ---------------      ---------------

Increase in cash and cash equivalents ..................................................              17,182                  358

Cash and cash equivalents, beginning ...................................................              15,750               20,392
                                                                                             ---------------      ---------------

Cash and cash equivalents, ending ......................................................     $        32,932      $        20,750
                                                                                             ===============      ===============


                            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                                                                29

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

         Our intellectual property licensing and enforcement business, referred to as the "Acacia Technologies group," a division of Acacia Research Corporation, is currently comprised of certain of Acacia Research Corporation's wholly owned subsidiaries and limited liability companies including: Acacia Global Acquisition Corporation, Acacia Internet Access Corporation, Acacia Media Technologies Corporation, Acacia Patent Acquisition Corporation, Acacia Technologies Services Corporation, AV Technologies LLC, Broadcast Innovation LLC, Computer Cache Coherency Corporation, Data Innovation LLC, Financial Services Innovation LLC, Information Technology Innovation LLC, InternetAd LLC, IP Innovation LLC, KY Data Systems LLC, Microprocessor Enhancement Corporation, New Medium LLC, TechSearch LLC, VData LLC, Soundview Technologies, Inc., and Spreadsheet Automation Corporation and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the Acacia Research Corporation's intellectual property licensing and enforcement business. See Note 6 for business acquisitions during the three months ended March 31, 2005.

         The Acacia Technologies group develops, acquires, licenses and enforces patented technologies. The Acacia Technologies group controls 30 patent portfolios, which include 128 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries including Audio/Video Enhancement & Synchronization, Broadcast Data Retrieval, Computer Memory Cache Coherency, Credit Card Fraud Protection, Database Management, Data Encryption & Product Activation, Digital Media Transmission ("DMT(R)"), Digital Video Production, Dynamic Manufacturing Modeling, Enhanced Internet Navigation, Image Resolution Enhancement, Interactive Data Sharing, Interactive Television, Internet Access Redirection, Interstitial Internet Advertising, Laptop Connectivity, Microprocessor Enhancement, Multi-dimensional Bar Codes, Network Data Storage, Resource Scheduling, Rotational Video Imaging and Spreadsheet Automation.

         On December 11, 2002, Acacia Research Corporation's stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby Acacia Research Corporation created two new classes of common stock called Acacia Research-CombiMatrix common stock ("AR-CombiMatrix stock") and Acacia Research-Acacia Technologies common stock ("AR-Acacia Technologies stock"), and divided Acacia Research Corporation's existing Acacia Research Corporation common stock into shares of the two new classes of common stock.

         BASIS OF PRESENTATION. The unaudited interim Acacia Technologies group financial statements as of March 31, 2005, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the Acacia Technologies group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2004. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The Acacia Technologies group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of its financial position as of March 31, 2005, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the entire year.

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

         The Acacia Technologies group financial statements taken together with the CombiMatrix group financial statements, comprise all of the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of Acacia Technologies group reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the Acacia Technologies group include the accounts or assets of Acacia Research Corporation specifically attributed to the Acacia Technologies group and were prepared using amounts included in Acacia Research Corporation's consolidated financial statements.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES. In connection with the preparation of Acacia Research Corporation's annual Report on Form 10-K for the year ending December 31, 2004, we concluded that it was appropriate to classify our auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised our prior classification to report these securities as current investments in our Consolidated Balance Sheet as of March 31, 2004. We have also made corresponding adjustments to our Consolidated Statement of Cash Flows for the three months ended March 31, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period.

         As of March 31, 2004, and December 31, 2003, before this revision in classification, $8,750,000 and $7,750,000, respectively, of these current investments were classified as cash and cash equivalents on our Consolidated Balance Sheets. For the three months ended March 31, 2004, before this revision in classification, net cash used in investing activities related to these current investments of $1,000,000 were included in cash and cash equivalents in our Consolidated Statement of Cash Flows.

         REVENUE RECOGNITION. Under the terms of our license agreements, the Acacia Technologies group grants non-exclusive licenses for the use of its patented technologies. In general, pursuant to the terms of our agreements with licensees, upon the grant of the licenses, the Acacia Technologies group has no further obligations with respect to the licenses granted. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

         Revenues generated from license agreements are generally accrued and recognized as revenue in the period earned, provided that amounts are fixed or determinable and collectibility is reasonably assured.

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

         Certain license agreements provide for the payment of contractually determined license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by our patented technologies. Certain agreements provide for one-time payments for the grant of licenses and certain of the agreements also provide for future royalties or additional required payments based on future activities of the licensee. These agreements also generally include release provisions with respect to current litigation. Pursuant to the terms of these agreements, the Acacia Technologies group has no further obligation with respect to the grant of the non-exclusive retroactive and future license, including no express or implied obligation on the Acacia Technologies group's part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the license upon execution of the agreement. As such, the earnings process is generally complete upon the execution of the agreement, and revenue is recognized upon execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met.

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

         As a result of our licensing and any related intellectual property enforcement activities, we may recognize royalty revenues that relate to prior period activities of our licensees. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts are recognized in the period the adjustment is determined as a change in accounting estimate.

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

          PATENTS AND GOODWILL, IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL AND BUSINESS ACQUISITIONS. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

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

4. INTANGIBLE ASSETS

         The Acacia Technologies group's only identifiable intangible assets are patents and patent rights which have remaining economic useful lives of between 2 and 7 years. The weighted average remaining economic useful life of the Acacia Technologies group's patents is approximately 6 years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2009 is estimated to be $4,848,000 in 2005, $5,243,000 in 2006, $5,192,000 in 2007,
$3,872,000 in 2008 and $3,466,000 in 2009. At March 31, 2005, and December 31,
2004, all of the Acacia Technologies group's acquired intangible assets other than goodwill were subject to amortization.

         See Note 6 for additions to patent related intangibles during the three months ended March 31, 2005.

5. EQUTY FINANCIING

         In February 2005, Acacia Research Corporation raised gross proceeds of $19,600,000 through the sale of 3,500,000 shares of AR-Acacia Technologies stock at a price of $5.60 per share in a registered direct offering. Net proceeds raised of approximately $19,530,000, which are net of related issuance costs, were attributed to the Acacia Technologies group. The shares of AR-Acacia Technologies stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.

6. ACQUISITION

         On January 28, 2005, Acacia Global Acquisition Corporation, a wholly owned subsidiary of Acacia Research Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies. The acquisition provided the Acacia Technologies group 100% ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. As a result of the acquisition, we have expanded and diversified the Acacia Technologies group's revenue generating opportunities and accelerated the execution of the Acacia Technologies group's business strategy of acquiring, developing and licensing patented technologies.

         The acquisition is being accounted for by the purchase method of accounting. Under the purchase method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangibles and liabilities assumed, based on their estimated fair market values at the date of acquisition. The consolidated statement of operations includes the results of the acquired companies beginning on January 28, 2005, the date of acquisition. The aggregate purchase consideration was approximately $25,053,000, including $5.0 million of cash, the issuance of 3,938,832 shares of AR-Acacia Technologies stock valued at $19,364,000 (net of estimated common stock registration costs of $141,000) and acquisition costs, including registration costs, of $689,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced.

         The following table summarizes the total purchase consideration and the allocation of the consideration paid to the estimated fair value of the assets acquired and liabilities assumed (in thousands):

         Purchase Consideration:
              Cash paid..................................................................           $  5,000
              Fair value of AR-Acacia Technologies stock issued(1).......................             19,364
              Acquisition and registration  costs........................................                689
                                                                                                    --------
         Total  purchase consideration...................................................           $ 25,053
                                                                                                    ========
         Purchase Price Allocation:
             Estimated fair value of net tangible assets acquired at January 28, 2005 ...           $    (15)
             Intangible assets acquired - patents and patent rights(1)...................             25,068
                                                                                                    --------
          Total..........................................................................           $ 25,053
                                                                                                    ========
-----------------
         (1) Reflects non-cash investing activity.

         Management was primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed at the date of acquisition. Management considered a number of factors, including reference to an independent valuation. The patents and patent rights acquired were valued using a discounted cash flow model on a patent portfolio by portfolio basis, which estimated the future net cash flows expected to result from the licensing of each portfolio, taking into account potential infringers of the patents, usage of the underlying technologies, estimated license fee revenues, contingent legal fee arrangements, royalties due to former patent holders, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. Management's valuation resulted in an estimated fair value of patent related assets acquired of approximately $27,000,000, resulting in approximately $1,900,000 of excess fair value over the cost of net assets acquired, which has been allocated as a pro rata reduction to the amounts that otherwise would have been assigned to the assets acquired, in accordance with the purchase method of accounting.

         Amounts attributable to patents and patent rights acquired are amortized using the straight-line method over the estimated economic useful lives of the underlying patents which range from two to seven years. The estimated weighted average useful life of amortizable patent related intangibles acquired is approximately 6 years.

         In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC who, as a result of the acquisition transaction, is also a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the three months ended March 31, 2005, include $195,000 in expenses related to the consulting agreement. Consulting services to be performed consist primarily of consultation on intellectual property matters associated with the patents and patent rights acquired in the transaction. The consulting fees will be expensed in the consolidated statement of operations as the consulting services are rendered during the two-year term of the consulting agreement. Acacia Global Acquisition Corporation may terminate the consulting agreement for cause as provided for in the agreement. The consulting agreement also contains certain automatic termination provisions, including; the failure by Acacia Global Acquisition Corporation to make timely consulting payments in accordance with the agreement; a significant decrease in working capital of Acacia Research Corporation, as defined in the agreement; material breach of the agreement by Acacia Global Acquisition Corporation; and the death of the consultant. Any occurrence of these conditions may require the payment of all remaining consulting fees outstanding under the agreement within thirty days of the occurrence of the termination event. Acacia Research Corporation also executed an agreement guaranteeing Acacia Global Acquisition Corporation's performance of its obligations under the consulting agreement.

         The acquisition will be treated for tax purposes as a taxable asset acquisition and, as such, Acacia Research Corporation does not expect any book/tax basis differences and thus, no deferred income taxes were recorded in connection with the application of the purchase method of accounting.

         See Note 8 to the Acacia Research Corporation consolidated financial statements for the unaudited pro forma combined results of operations related to the acquisition for the interim periods presented.

7. COMMITMENTS AND CONTINGENCIES

         In connection with the acquisition of certain patents and patent rights, certain companies included in the Acacia Technologies group executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive royalties based on future net license fee revenues (as defined in the respective agreements) generated by the Acacia Technologies group as a result of licensing the respective patents or patent portfolios. Royalties paid pursuant to the agreements are expensed in the consolidated statement of operations in the period that the related license fee revenues are recognized.

         In connection with the Acacia Technologies group's licensing and enforcement activities, the Acacia Technologies group may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law. These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained by the Acacia Technologies group. In instances where the Acacia Technologies group does not recover license fees from potential infringers, no contingent legal fees are paid; however, the Acacia Technologies group may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement. Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained by the Acacia Technologies group are included in long-term liabilities in the statement of financial condition.

LITIGATION

         The Acacia Technologies group is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Acacia Technologies group's financial position, results of operations or cash flows. From time to time, companies comprising the Acacia Technologies group engage in litigation to enforce their patents and patent rights. Refer to Note 9 to the Acacia Research Corporation consolidated financial statements contained elsewhere herein for a summary of current patent enforcement litigation.

         The remaining Non-Soundview parties in the Acacia Technologies group's V-chip patent infringement lawsuit, which concluded in August 2004, have a motion pending before the United States District Court for the District of Connecticut seeking reimbursement of certain attorney's fees. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows. As additional information becomes available, management will assess the potential liability related to our pending litigation and may revise its estimates accordingly. Such revisions in management's estimates of the potential liability could materially impact our results of operations and financial position.

8. DISCONTINUED OPERATIONS

         Results for the three months ended March 31, 2005, include a $210,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which are guaranteed by Acacia Research Corporation, expire in August 2005.

9. SUBSEQUENT EVENTS

         In April 2005, Microprocessor Enhancement Corporation, a wholly owned subsidiary that is part of the Acacia Technologies group, filed a patent infringement lawsuit in the District Court for the Central District of California against Intel Corporation and Texas Instruments Corporation. The lawsuit alleges patent infringement by Intel's Itanium(R) line of microprocessors, and certain series of digital signal processors sold by Texas Instruments.

         In April 2005, Acacia Media Technologies Corporation added Time Warner Cable, Cablevision Systems Corporation, Insight Communications Company, Cebridge Connections, and Bresnan Communications to its DMT patent infringement litigation. The lawsuit against Time Warner, Insight, and Bresnan Communications was filed in the U.S. District Court for the Southern District of New York. The lawsuit against Cablevision Systems Corporation was filed in the Eastern District of New York, and the lawsuit against Cebridge Connections was filed in the Northern District of California. In accordance with the Transfer Order issued on February 24, 2005, by the Judicial Panel on Multidistrict Litigation, all of the cases will be transferred to the Northern District of California for consolidation with the existing DMT litigation.

         In May 2005, Computer Cache Coherency Corporation, a wholly owned subsidiary that is part of the Acacia Technologies group, added Intel Corporation and Advanced Micro Devices, Inc. to the patent infringement litigation for its Computer Memory Cache Coherency technology, which is pending in the District Court for the Northern District of California.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT

         You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005, and our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 1, 2005, as amended, that discuss our businesses in greater detail.

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

BUSINESSES

         As used in this Form 10-Q, "we," "us" and "our" refer to Acacia Research Corporation and its subsidiary companies.

         Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

         The following discussion is based primarily on our unaudited consolidated balance sheet as of March 31, 2005, and on our unaudited consolidated statement of operations for the period from January 1, 2005, to March 31, 2005. The discussion compares the activities for the three months ended March 31, 2005, to the activities for the three months ended March 31, 2004. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. This information should also be read in conjunction with the "Risk Factors" included elsewhere in this section.

         Acacia Research Corporation is comprised of two operating groups, the CombiMatrix group and the Acacia Technologies group.

COMBIMATRIX GROUP

         Our life sciences business, referred to as the "CombiMatrix group," a division of Acacia Research Corporation, is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's wholly owned subsidiary, CombiMatrix K.K. and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation's life sciences business.

         The CombiMatrix group is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies and products in the areas of drug development, genetic analysis, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, is exploring opportunities for CombiMatrix Corporation's array system with pharmaceutical and biotechnology companies in the Asian market.

ACACIA TECHNOLOGIES GROUP

         Our intellectual property licensing and enforcement business, referred to as the "Acacia Technologies group," a division of Acacia Research Corporation, is currently comprised of certain of Acacia Research Corporation's wholly owned subsidiaries and limited liability companies including: Acacia Global Acquisition Corporation, Acacia Internet Access Corporation, Acacia Media Technologies Corporation, Acacia Patent Acquisition Corporation, Acacia Technologies Services Corporation, AV Technologies LLC, Broadcast Innovation LLC, Computer Cache Coherency Corporation, Data Innovation LLC, Financial Services Innovation LLC, Information Technology Innovation LLC, InternetAd LLC, IP Innovation LLC, KY Data Systems LLC, Microprocessor Enhancement Corporation, New Medium LLC, TechSearch LLC, VData LLC, Soundview Technologies, Inc., and Spreadsheet Automation Corporation and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the Acacia Research Corporation's intellectual property licensing and enforcement business.

         The Acacia Technologies group develops, acquires, licenses and enforces patented technologies. The Acacia Technologies group controls 30 patent portfolios, which include 128 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries including Audio/Video Enhancement & Synchronization, Broadcast Data Retrieval, Computer Memory Cache Coherency, Credit Card Fraud Protection, Database Management, Data Encryption & Product Activation, Digital Media Transmission ("DMT(R)"), Digital Video Production, Dynamic Manufacturing Modeling, Enhanced Internet Navigation, Image Resolution Enhancement, Interactive Data Sharing, Interactive Television, Internet Access Redirection, Interstitial Internet Advertising, Laptop Connectivity, Microprocessor Enhancement, Multi-dimensional Bar Codes, Network Data Storage, Resource Scheduling, Rotational Video Imaging and Spreadsheet Automation.

ACQUISITION

         On January 28, 2005, Acacia Global Acquisition Corporation, a wholly owned subsidiary of Acacia Research Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies ("GPH Acquisition"). The acquisition provided the Acacia Technologies group 100% ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries, as set forth below. As a result of the acquisition, we have expanded and diversified the Acacia Technologies group's revenue generating opportunities and accelerated the execution of the Acacia Technologies group's business strategy of acquiring, developing and licensing patented technologies.

         The acquisition is being accounted for by the purchase method of accounting. Under the purchase method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangibles and liabilities assumed, based on their estimated fair market values at the date of acquisition. The consolidated statement of operations includes the results of the acquired companies beginning on January 28, 2005, the date of acquisition. The aggregate purchase consideration was approximately $25.1 million, including $5.0 million of cash, the issuance of 3,938,832 shares of Acacia Research-Acacia Technologies common stock, or AR-Acacia Technologies stock, valued at $19.4 million (net of estimated common stock registration costs of $141,000) and acquisition costs, including registration costs, of $689,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced. Net tangible assets acquired were not material. $25.1 million of the purchase price was allocated to patent related intangible assets acquired, which are being amortized on a straight-line basis over a weighted average estimated economic useful life of 6 years.

OVERVIEW

COMBIMATRIX GROUP

         During the three months ended March 31, 2005, the CombiMatrix group's operating activities included the recognition of $1,069,000 in revenues, including $731,000 in government contract revenues under its two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological threat agents, and $338,000 in CustomArrays(TM) product and service revenues. CustomArrays(TM) product and service revenues increased 156% over the prior quarter and have increased each quarter since the launch of CustomArray(TM) in March of 2004, signaling continued growth of the CombiMatrix's business and acceptance of its products and services in the marketplace. Research and development expenses, excluding government contract costs, decreased due to the commercial launch of the CombiMatrix group's CustomArray(TM) DNA array platform beginning in March 2004.

         The CombiMatrix group also made advancements in its drug development programs, including the movement of KM-668, the lead compound in its KM family of therapeutics, into pre-clinical development and animal testing. The KM family of compounds is part of a new internal program to develop therapeutics for exposure to terror weapons. As a subset of that program, KM-668 is designed as a treatment for exposure to radiological weapons, including nuclear weapons (and associated fallout) as well as dirty bombs, which use conventional explosions to disperse radioactive material in a wide area.

         The CombiMatrix group established additional strategic alliances during the three months ended March 31, 2005, as follows:

         o In January 2005, the CombiMatrix group entered into a distribution agreement with InBio to distribute the CombiMatrix group's CustomArray(TM) products for the Australian and New Zealand marketplaces. InBio's sales and marketing organization will market, sell, and service the CustomArray(TM) products in these regions.

         o In February 2005, the CombiMatrix group entered into a broad cross-licensing and collaboration agreement with Benitec, Ltd. ("Benitec"), a leading RNAi therapeutics company. The CombiMatrix group has non-exclusively licensed to Benitec intellectual property related to the use of cocktails, or pools of siRNAs, as therapeutic agents against viral diseases. In addition, Benitec will also receive a co-exclusive sublicense to two specific sequences targeting key genes of HIV that the CombiMatrix group previously exclusively licensed from its partner irsiCaixa.

                  In return, Benitec has non-exclusively licensed its portfolio of 10 issued and 60 pending patents to the CombiMatrix group for the development of RNAi therapeutics for the treatment or prevention of injuries or diseases in humans resulting from the exposure to biological, chemical, radioactive and other weapons.

                  In addition to this cross-license agreement, the CombiMatrix group and Benitec plan to collaborate in a number of other areas including the use of CustomArrays(TM) to study possible off-target effects of RNAi therapeutics.

         During the three months ended March 31, 2005, the CombiMatrix group made progress in all facets of its business including sales growth, advancement of its drug development programs, advances in programs with its existing alliance partners, establishment of additional strategic alliances, and continued progress with its government contract work and in other general business initiatives.

ACACIA TECHNOLOGIES GROUP

         The Acacia Technologies group's operating activities for the three months ended March 31, 2005, were principally focused on the continued development, commercialization and enforcement of its patent portfolios, including the pursuit of several licensing programs and execution of licensing agreements associated with the newly acquired patents and patent rights in connection with the GPH Acquisition.

         Revenues for the three months ended March 31, 2005, were $1,863,000, consisting of licensing revenues from our DMT technology and from our newly acquired Credit Card Fraud Protection, Digital Video Production, and Interactive Television Technologies. License fee revenues included $788,000 in license fee revenues recognized from licensees that make recurring quarterly or annual license fee payments under their respective license agreements and $1,075,000 in license fee revenues recognized from licensees that made nonrecurring, one-time, fully paid up license fee payments for past infringement and future use of certain of our patented technologies.

         Marketing, general and administrative expenses increased during the three months ended March 31, 2005, as compared to the same period in 2004, due primarily to the hiring of additional patent licensing and business development personnel during 2004 and an increase in general and administrative expenses related to ongoing operations. Patent related legal expenses decreased during the three months ended March 31, 2005, as compared to the same period in 2004, due to a decrease in patent prosecution and patent enforcement activity in the quarter. The decrease in patent related legal expenses was offset by additional patent related legal expenses associated with certain of the newly acquired companies' ongoing patent prosecution and enforcement activities.

         During the three months ended March 31, 2005, the Acacia Technologies group continued to execute its business strategy in the area of patent portfolio acquisitions, including completion of the GPH Acquisition and the execution of several letters of intent with third party patent holders regarding additional patent portfolios. These acquisitions will continue to expand and diversify the Acacia Technologies group's revenue generating opportunities and accelerate the execution of the Acacia Technologies group's business strategy of acquiring, developing and licensing patented technologies.

         In February 2005, Acacia Research Corporation raised gross proceeds of $19,600,000 through the sale of 3,500,000 shares of AR-Acacia Technologies common stock at a price of $5.60 per share in a registered direct offering. Net proceeds raised of approximately $19,530,000, which are net of related issuance costs, were attributed to the Acacia Technologies group. The shares of AR-Acacia Technologies common stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

         Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2004 Annual Report on Form 10-K, filed on March 15, 2005, in the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section. In addition, refer to Note 2 to the consolidated interim financial statements included elsewhere herein.

ACACIA RESEARCH CORPORATION CONSOLIDATED
COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004


NET INCOME (LOSS) (IN THOUSANDS)

                                                                      FOR THE THREE MONTHS ENDED
                                                                --------------------------------------
                                                                 MARCH 31, 2005        MARCH 31, 2004
                                                                ----------------      ----------------

Net income (loss) .........................................     $         (4,950)     $         10,903


The changes in net income (loss) were primarily due to operating results and activities as discussed below.

REVENUES AND COST OF REVENUES (IN THOUSANDS)


                                                                      FOR THE THREE MONTHS ENDED
                                                                --------------------------------------
                                                                 MARCH 31, 2005        MARCH 31, 2004
                                                                ----------------      ----------------

Research and development contract .........................     $             --      $         17,302
License fees ..............................................                1,863                   599
Government contract .......................................                  731                   217
Cost of government contract revenues ......................                 (691)                 (205)
Products ..................................................                  278                    16
Cost of product sales .....................................                 (163)                   (4)
Service contracts .........................................                   60                    81


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

         LICENSE FEES. License fee revenues recognized by the Acacia Technologies group included $788,000 in license fee revenues recognized from licensees that make recurring quarterly or annual license fee payments under their respective license agreements and $1,075,000 in license fee revenues recognized from licensees that made nonrecurring, one-time, fully paid up license fee payments for past infringement and future use of certain of our patented technologies. License fee revenues included fees from the licensing of our DMT technology and from our Credit Card Fraud Protection, Digital Video Production, and Interactive Television technologies recently acquired in connection with the GPH Acquisition. The increase in license fee revenues is due primarily to the growth in the number of DMT technology license agreements executed since March 31, 2004, and the timing of the execution of license agreements paid on a one-time, paid up basis. License fee revenues will fluctuate from period to period based on the types of agreements executed each period (i.e. recurring payments over the license term or one-time, fully paid up license agreements for past infringement and future use of our patented technologies), an increase in license agreements executed, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee payments from licensees, and other factors. Periodic license fee revenues may include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received. Costs incurred in connection with the Acacia Technologies group's ongoing licensing activities are included in marketing, general and administrative expenses.

         During the three months ended March 31, 2005, the Acacia Technologies group also received license fee payments totaling $527,000 which have been recorded as deferred revenues at March 31, 2005. Certain of these payments will be recognized as license fee revenues on a straight-line basis over the respective future license term and other payments will be recognized in a future period when all revenue recognition criteria have been met in accordance with the Acacia Technologies group's revenue recognition policies.

         GOVERNMENT CONTRACT AND COST OF GOVERNMENT CONTRACT REVENUES. In March 2004, the CombiMatrix group executed a two-year $5.9 million research and development contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group's commitments under its biological threat detection contract with the Department of Defense, which was approximately 46% complete as of March 31, 2005. The CombiMatrix group expects to incur approximately $2.2 million and $819,000 in research and development costs during 2005, and 2006, respectively, to complete its obligations to the Department of Defense under this contract.

         PRODUCT REVENUES AND COST OF PRODUCT SALES. Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group's array products. The CombiMatrix group launched its CustomArray(TM) 902 DNA array platform in March 2004 and its CustomArray(TM) 12K DNA expression array in July 2004. The increase in sales is due primarily to continued growth and acceptance of its array products and services in the marketplace since launch in 2004, as well as a full quarter's worth of array sales for the three months ended March 31, 2005, versus only one month of sales in the same period in 2004.

RESEARCH AND DEVELOPMENT EXPENSES (IN THOUSANDS)

                                                                      FOR THE THREE MONTHS ENDED
                                                                --------------------------------------
                                                                 MARCH 31, 2005        MARCH 31, 2004
                                                                ----------------      ----------------

Research and development expenses .........................     $          1,140      $          1,383

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, comprised solely of costs incurred by the CombiMatrix group, decreased due primarily to the commercial launch of the CombiMatrix group's CustomArray(TM) 902 DNA array platform in March 2004 and its CustomArray(TM) 12K DNA expression array in July 2004. Several array-related research and development projects undertaken prior to launch of the array platform were concluded upon launch, thus causing slightly higher research and development expenses for the quarter ended March 31, 2004, than were incurred during the current quarter ended 2005.

         Future research and development expenses will continue to be incurred in connection with the CombiMatrix group's commitments under its collaboration and supply agreements with various strategic partners including Furuno and Toppan, as well as ongoing internal research and development efforts in the areas of genomics, drug discovery and development and material sciences. The CombiMatrix group expects its research and development expenses to continue to fluctuate and such expenses could increase in future periods as additional contract and/or internal research and development agreements are undertaken.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES AND LEGAL SETTLEMENT CHARGES (CREDITS) (IN THOUSANDS)

                                                                      FOR THE THREE MONTHS ENDED
                                                                --------------------------------------
                                                                 MARCH 31, 2005        MARCH 31, 2004
                                                                ----------------      ----------------

Marketing, general and administrative expenses ............     $          3,889      $          3,284
Legal expenses - patents ..................................                  561                   602
Contingent legal fees and royalties expense - patents .....                  647                    --
Legal settlement charges (credits) ........................                 (179)                1,257


         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The change in marketing, general and administrative expenses was due primarily to an increase in personnel costs related to the addition of patent licensing and business development personnel for the Acacia Technologies group in mid 2004 of approximately $250,000, an increase in the Acacia Technologies group's consulting expenses of $185,000 primarily related to a consulting agreement executed with the former CEO of Global Patent Holdings, LLC in connection with the GPH Acquisition, an increase in marketing and sales costs related to the launch of CustomArray(TM) in March 2004 of $238,000 and an increase in the Acacia Technologies group's general and administrative expenses related to ongoing operations of $169,000, which includes increased general and administrative expenses related to certain of the companies acquired in the GPH Acquisition of $50,000. The increase was partially offset by a decrease in general and administrative costs related to the CombiMatrix group's ongoing operations of $237,000.

         LEGAL EXPENSE - PATENTS. Patent related legal expenses for the three months ended March 31, 2005, included $151,000 in patent related prosecution and enforcement costs incurred by certain of the companies acquired in the Acacia Technologies group's GPH Acquisition. Excluding the impact of the GPH Acquisition, patent related legal expenses decreased to $410,000 for the three months ended March 31, 2005, due to a decrease in costs incurred in connection with the Acacia Technologies group's ongoing DMT patent commercialization and enforcement programs, including decreased legal costs related to new patent claims and a decrease in patent enforcement costs related to ongoing DMT patent related litigation. DMT related legal fees paid to outside attorneys are incurred based on actual time and out-of-pocket expenses incurred by external counsel and fluctuate from period to period based on patent enforcement and prosecution activity in each period. We expect patent related legal expenses to continue to fluctuate based on actual outside patent counsel fees incurred in connection with the Acacia Technologies group's ongoing patent commercialization and enforcement programs.

         In connection with the GPH Acquisition, the Acacia Technologies group acquired 27 additional patent portfolios. Although most litigation with respect to those portfolios is likely to be handled on a contingency basis where attorneys fees are paid out of license fee revenues collected, certain other costs and expenses in connection with our maintenance, licensing, and enforcement of patents are likely to increase as a result of the acquisition including patent filing fees, patent development costs, travel costs, expert and consulting fees, and other third-party expenses.

         CONTINGENT LEGAL FEES AND ROYALTIES EXPENSE. During the three months ended March 31, 2005, the Acacia Technologies group incurred contingent legal fee expenses totaling $365,000 and royalties expenses totaling $282,000, in connection with the recognition of license fee revenues from our recently acquired Credit Card Fraud Protection, Digital Video Production, and Interactive Television patented technologies. The majority of patent and patent rights agreements associated with the patent portfolios acquired in the GPH Acquisition are subject to contingent legal fee arrangements with outside attorneys and also are subject to agreements with inventors that contain provisions granting to the original patent owners the right to receive royalties based on future net revenues, as defined in the respective agreements. As such, contingent legal fees and royalties expenses in future periods will fluctuate in accordance with the timing and amount of related revenues recognized by the Acacia Technologies group from these patent portfolios.

         LEGAL SETTLEMENT CHARGES (CREDITS). Legal settlement charges (credits) relate to Acacia Research - CombiMatrix common stock, or AR-CombiMatrix stock, issuable and or potentially issuable in connection with certain anti-dilution provisions of the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc. The related liability reflects management's estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock to be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date, pursuant to the anti-dilution terms of the agreement. The liability is adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expire in September 2005.

NON-CASH STOCK COMPENSATION AMORTIZATION (IN THOUSANDS)

                                                                      FOR THE THREE MONTHS ENDED
                                                                --------------------------------------
                                                                 MARCH 31, 2005        MARCH 31, 2004
                                                                ----------------      ----------------

Non-cash stock compensation amortization:
  Research and development ................................     $             --      $             69
  Marketing, general and administrative ...................                 (126)                  334


         The decrease is due primarily to the complete amortization of the CombiMatrix group's non-cash deferred stock compensation balances as of December 31, 2004. The current period credit relates to the fair values of certain stock options outstanding during the period that are adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock.

AMORTIZATION OF PATENTS (IN THOUSANDS)

                                                                      FOR THE THREE MONTHS ENDED
                                                                --------------------------------------
                                                                 MARCH 31, 2005        MARCH 31, 2004
                                                                ----------------      ----------------

Amortization of patents ...................................     $          1,190      $            399


         AMORTIZATION OF PATENTS. Non-cash patent amortization charges increased due to the amortization of patent related intangibles acquired in connection with the GPH Acquisition. Approximately $25.1 million of the purchase consideration paid in the GPH Acquisition was allocated to amortizable patents and related patent rights acquired. Amortization of the newly acquired patents and patent rights for the three months ended March 31, 2005, totaled $791,000. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize the acquired patent related costs over a weighted average economic useful life of approximately 6 years.

OTHER

         Results for the three months ended March 31, 2005, include a $210,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which are guaranteed by Acacia Research Corporation, expire in August 2005.

INFLATION

         Inflation has not had a significant impact on Acacia Research Corporation.

LIQUIDITY AND CAPITAL RESOURCES

         Acacia Research Corporation's consolidated cash and cash equivalents and short-term investments totaled $61.6 million at March 31, 2005, compared to $52.4 million at December 31, 2004. Working capital at March 31, 2005, was $58.5 million, compared to $49.2 million at December 31, 2004. The change in working capital was due primarily to the impact of net cash flow activities as discussed below.

         The net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2005, and 2004, was comprised of the following (in thousands):

                                             FOR THE THREE MONTHS ENDED MARCH 31, 2005    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                             ------------------------------------------  ------------------------------------------
                                                 ACACIA                                     ACACIA
                                              TECHNOLOGIES   COMBIMATRIX                  TECHNOLOGIES   COMBIMATRIX
                                                  GROUP         GROUP      CONSOLIDATED      GROUP          GROUP      CONSOLIDATED
                                              ------------   -----------   ------------   ------------   -----------   ------------
Net cash provided by (used in)
  continuing operations:
    Operating activities .................    $       (821)  $    (2,976)  $     (3,797)  $       (479)  $    (3,351)  $     (3,830)
    Investing activities .................          (1,230)        5,394          4,164            994        (1,500)          (506)
    Financing activities .................          19,521            43         19,564            (70)        4,520          4,450
Effect of exchange rate on cash ..........              --             9              9             --             6              6
Net cash used in discontinued
  operations .............................            (288)           --           (288)           (87)           --            (87)
                                              ------------   -----------   ------------   ------------   -----------   ------------
Increase (decrease) in cash and cash
  equivalents ............................    $     17,182   $     2,470   $     19,652   $        358   $      (325)  $         33
                                              ============   ===========   ============   ============   ===========   ============


         Cash receipts from customers for the CombiMatrix group for the three months ended March 31, 2005, were $938,000, comprised of $288,000 from the sale of array products and related services and $651,000 in payments received from the Department of Defense. Cash receipts in the comparable 2004 period totaled $112,000 from the sale of array products and related services. Cash outflows from operations for the CombiMatrix group for the three months ended March 31, 2005, increased to $3.9 million, as compared to $3.4 million in the comparable 2004 period, due to an increase in research and development expenses primarily related to its biological threat detection contact with the Department of Defense and an increase in sales and marketing expenses related to the launch and ongoing sales activities associated with its CustomArray(TM) products and services and the impact of the timing of vendor payments and related accruals.

         Cash receipts from licensees for the Acacia Technologies group for the three months ended March 31, 2005, increased to $1.6 million from $627,000 in the comparable 2004 period. Payments received from licensees, during the three months ended March 31, 2005, totaling $527,000, are included in deferred revenue at March 31, 2005, and are being amortized over the respective license term, or will be recognized in future periods when all revenue recognition criteria have been met in accordance with the Acacia Technologies group's revenue recognition policies. Net cash outflows from operations for the Acacia Technologies group for the three months ended March 31, 2005, increased to $2.4 million from $1.1 million in the comparable 2004 period, due to increases in marketing, general and administrative expenses, consulting expenses and contingent legal fees and royalty expense payments to inventors, partially offset by a decrease in patent related legal expenses and the impact of the timing of vendor payments and related accruals.

         The change in net cash flows used in continuing investing activities was due to net sales of available-for-sale investments by the CombiMatrix group and the Acacia Technologies group in connection with ongoing short-term cash management activities. Net cash outflows from investing activities also reflects the cash consideration and related acquisition and registration costs paid by the Acacia Technologies group in connection with the completion of the GPH Acquisition in the first quarter of 2005.

         The change in net cash flows provided by financing activities was due primarily to the completion of an equity financing raising net proceeds of approximately $19.5 million through the sale of 3.5 million shares of AR-Acacia Technologies stock during the three months ended March 31, 2005. Financing activities for the three months ended March 31, 2005, also included proceeds from the exercise of AR-Acacia Technologies stock options totaling $34,000, compared to $4.4 million from the exercise of AR-CombiMatrix stock options and warrants, in the comparable 2004 period.

         Management believes that our cash and cash equivalent balances, anticipated cash flow from operations, availability under our shelf registration statement and other external sources of available credit, will be sufficient to meet our cash requirements through at least the next twelve months. Total maximum proceeds of the shelf registration were $50.0 million, of which $15.4 million remains available subsequent to the February 2005 direct offering described above. We may however encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in our Risk Factors on pages 5, 6, 8, 9, 12 and 13 of our amended registration statement on Form S-3/A filed with the SEC on May 6, 2005, incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

OFF-BALANCE SHEET ARRANGEMENTS

         We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2005. Other than as set forth below, we have no committed lines of credit or other committed funding or long-term debt. The following table lists our material known future cash commitments as of March 31, 2005:

                                                                PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                          ----------------------------------------------------
CONTRACTUAL OBLIGATIONS                                   REMAINING                                  2009 AND
                                                             2005       2006     2007      2008     THEREAFTER
                                                          ---------   -------   -------   -------   ----------
  Operating Leases....................................... $   1,763   $ 2,351   $ 2,002   $ 1,615   $       --
  Minimum Royalty Payments(1)............................        75       100       100       100          975
  irsiCaixa Foundation research, development,
     and licensing agreement(3) .........................       100       175       100        -            --
  Leuchemix equity purchases(2)..........................     1,350     2,150        -         -            --
  Consulting contract(4).................................       790     1,074        99        -            --
                                                          ---------   -------   -------   -------   ----------
  Total Contractual Cash Obligations..................... $   4,078   $ 5,850   $ 2,301   $ 1,715   $      975
                                                          =========   =======   =======   =======   ==========

------------------------------------
(1) Refer to Note 9 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.
(2) See Note 9 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for additional information regarding the October 2004 Leuchemix transaction.
(3) Excludes any potential future payments contingent upon the completion of certain milestones in accordance with the agreement.
(4) Reflects $2.0 million consulting contract commitment, including reimbursable expenses, to be paid over two years in connection with the Acacia Technologies group's GPH Acquisition, as described above.

         In connection with the acquisition of certain patents and patent rights, certain companies included in the Acacia Technologies group executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive royalties based on future net license fee revenues (as defined in the respective agreements) generated by the Acacia Technologies group as a result of licensing the respective patents or patent portfolios. Royalties paid pursuant to the agreements are expensed in the consolidated statement of operations in the period that the related license fee revenues are recognized.

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

GENERAL

         See Item 2. "Management's Discussion and Analysis of financial Condition and Results of Operations - Overview," for a general overview of the CombiMatrix group's business.

         Although AR-CombiMatrix stock is intended to reflect the separate performance of the CombiMatrix group, rather than the performance of Acacia Research Corporation as a whole, the CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock are stockholders of Acacia Research Corporation. As a result, they continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to the CombiMatrix group could be subject to the liabilities of the Acacia Technologies group. Please see Note 1 to our consolidated financial statements included elsewhere herein for details regarding our separate group presentation and our classes of common stock.

COMBIMATRIX GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

DIVISION NET INCOME (LOSS) (IN THOUSANDS)

                                                                    FOR THE THREE MONTHS ENDED
                                                               --------------------------------------
                                                                MARCH 31, 2005        MARCH 31, 2004
                                                               ----------------      ----------------
Division net income (loss) ...............................     $         (3,076)     $         11,892

         The changes in net income (loss) were primarily due to operating results and activities as discussed below.

REVENUES AND COST OF REVENUES (IN THOUSANDS)

                                                                    FOR THE THREE MONTHS ENDED
                                                               --------------------------------------
                                                                MARCH 31, 2005        MARCH 31, 2004
                                                               ----------------      ----------------
Research and development contract ........................     $             --      $         17,302
Government contract ......................................                  731                   217
Cost of government contract revenues .....................                 (691)                 (205)
Products .................................................                  278                    16
Cost of product sales ....................................                 (163)                   (4)
Service contracts ........................................                   60                    81

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

         GOVERNMENT CONTRACT AND COST OF GOVERNMENT CONTRACT REVENUES. In March 2004, the CombiMatrix group executed a two-year $5.9 million research and development contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group's commitments under its biological threat detection contract with the Department of Defense, which was approximately 46% complete as of March 31, 2005. The CombiMatrix group expects to incur approximately $2.2 million and $819,000 in research and development costs during 2005 and 2006, respectively, to complete its obligations to the Department of Defense under this contract.

         PRODUCT REVENUES AND COST OF PRODUCT SALES. Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group's array products. The CombiMatrix group launched its CustomArray(TM) 902 DNA array platform in March 2004 and its CustomArray(TM) 12K DNA expression array in July 2004. The increase in sales is due primarily to continued growth and acceptance of its array products and services in the marketplace since launch in 2004, as well as a full quarter's worth of array sales for the three months ended March 31, 2005, versus only one month of sales in the same period in 2004.

RESEARCH AND DEVELOPMENT EXPENSES (IN THOUSANDS)

                                                                    FOR THE THREE MONTHS ENDED
                                                               --------------------------------------
                                                                MARCH 31, 2005        MARCH 31, 2004
                                                               ----------------      ----------------

Research and development expenses ........................     $          1,140      $          1,383

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, comprised solely of costs incurred by the CombiMatrix group, decreased due primarily to the commercial launch of the CombiMatrix group's CustomArray(TM) 902 DNA array platform in March 2004 and its CustomArray(TM) 12K DNA expression array in July 2004. Several array-related research and development projects undertaken prior to launch of the array platform were concluded upon launch, thus causing slightly higher research and development expenses for the quarter ended March 31, 2004, than were incurred during the current quarter ended 2005.

         Future research and development expenses will continue to be incurred in connection with the CombiMatrix group's commitments under its collaboration and supply agreements with various strategic partners including Furuno and Toppan, as well as ongoing internal research and development efforts in the areas of genomics, drug discovery and development and material sciences. The CombiMatrix group expects its research and development expenses to continue to fluctuate and such expenses could increase in future periods as additional contract and/or internal research and development agreements are undertaken.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES AND LEGAL SETTLEMENT CHARGES (CREDITS) (IN THOUSANDS)

                                                                    FOR THE THREE MONTHS ENDED
                                                               --------------------------------------
                                                                MARCH 31, 2005        MARCH 31, 2004
                                                               ----------------      ----------------

Marketing, general and administrative expenses ...........     $          2,279      $          2,278
Legal settlement charges (credits) .......................                 (179)                1,257

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The change in marketing, general and administrative expenses was due primarily to an increase in marketing and sales costs related to the launch of CustomArray(TM) in March 2004 of $238,000, which was offset by a decrease in general and administrative expenses related to ongoing operations of $237,000.

         LEGAL SETTLEMENT CHARGES (CREDITS). Legal settlement charges (credits) relate to AR-CombiMatrix stock issuable and or potentially issuable in connection with certain anti-dilution provisions of the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc. The related liability reflects management's estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock to be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date, pursuant to the anti-dilution terms of the agreement. The liability is adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expire in September 2005.

NON-CASH STOCK COMPENSATION AMORTIZATION (IN THOUSANDS)

                                                                    FOR THE THREE MONTHS ENDED
                                                               --------------------------------------
                                                                MARCH 31, 2005        MARCH 31, 2004
                                                               ----------------      ----------------

Non-cash stock compensation amortization:
  Research and development ...............................     $             --      $             69
  Marketing, general and administrative ..................                 (126)                  334


         The decrease is due primarily to the complete amortization of the CombiMatrix group's non-cash deferred stock compensation balances as of December 31, 2004. The current period credit relates to the fair values of certain stock options outstanding during the period that are adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock.

INFLATION

         Inflation has not had a significant impact on the CombiMatrix group in the current or prior periods.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2005, cash and cash equivalents and short-term investments totaled $20.4 million, compared to $23.7 million at December 31, 2004. Working capital at March 31, 2005, was $18.8 million, compared $22.1 million at December 31, 2004. The change in working capital was due primarily to the impact of net cash flow activities as discussed below.

         The net (decrease) increase in cash and cash equivalents for the three months ended March 31, 2005, and 2004, was comprised of the following (in thousands):

                                                                    FOR THE THREE MONTHS ENDED
                                                               --------------------------------------
                                                                MARCH 31, 2005        MARCH 31, 2004
                                                               ----------------      ----------------

Net cash provided by (used in) continuing operations:
   Operating activities ..................................     $         (2,976)     $         (3,351)
   Investing activities ..................................                5,394                (1,500)
   Financing activities ..................................                   43                 4,520
Effect of exchange rate on cash ..........................                    9                     6
                                                               ----------------      ----------------
(Decrease) increase in cash and cash equivalents .........     $          2,470      $           (325)
                                                               ================      ================

         Cash receipts from customers for the CombiMatrix group for the three months ended March 31, 2005, were $938,000, comprised of $288,000 from the sale of array products and related services and $651,000 in payments received from the Department of Defense. Cash receipts in the comparable 2004 period totaled $112,000 from the sale of array products and related services. Cash outflows from operations for the CombiMatrix group for the three months ended March 31, 2005, increased to $3.9 million, as compared to $3.4 million in the comparable 2004 period, due to an increase in research and development expenses primarily related to its biological threat detection contact with the Department of Defense and an increase in sales and marketing expenses related to the launch and ongoing sales activities associated with its CustomArray(TM) products and services and the impact of the timing of vendor payments and related accruals.

         The change in net cash flows used in continuing investing activities was due to net sales of available-for-sale investments by the CombiMatrix group in connection with ongoing short-term cash management activities.

         Net cash flows provided by financing activities for the three months ended March 31, 2004, included $4.4 million in gross proceeds received from the exercise of AR-CombiMatrix stock options and warrants.

         We believe that the CombiMatrix group's cash and cash equivalent balances, anticipated cash flow from operations, availability under Acacia Research Corporation's shelf registration statement and other external sources of available credit, will be sufficient to meet its cash requirements through at least the next twelve months. Total maximum proceeds under Acacia Research Corporation's shelf registration were $50.0 million, of which $15.4 million remains available as of March 31, 2005. The CombiMatrix group may however encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in Acacia Research Corporation's Risk Factors on pages 5, 6, 8, 9, 12 and 13 of Acacia Research Corporation's amended registration statement on Form S-3/A filed with the SEC on May 6, 2005, incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If the CombiMatrix group fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer.

OFF-BALANCE SHEET ARRANGEMENTS

         The CombiMatrix group has not entered into off-balance sheet financing arrangements, other than operating leases. The CombiMatrix group has no significant commitments for capital expenditures in 2004. Other than as set forth below, the CombiMatrix group has no committed lines of credit or other committed funding or long-term debt. The following table lists the CombiMatrix group's material known future cash commitments as of March 31, 2005:

                                                                    PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                     ----------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                              REMAINING                                                    2009 AND
                                                        2005           2006           2007           2008        THEREAFTER
                                                     ----------     ----------     ----------     ----------     ----------
Operating Leases (2) ...........................     $    1,442     $    1,836     $    1,937     $    1,615     $       --
Minimum Royalty Payments(1) ....................             75            100            100            100            975
irsiCaixa Foundation research, development,
  and licensing agreement(4) ...................            100            175            100             --             --
Leuchemix equity purchases(3) ..................          1,350          2,150             --             --             --
                                                     ----------     ----------     ----------     ----------     ----------
Total Contractual Cash Obligations .............     $    2,967     $    4,261     $    2,137     $    1,715     $      975
                                                     ==========     ==========     ==========     ==========     ==========

------------------------------------
(1) Refer to Note 9 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.
(2) Excludes any allocated rent expense in connection with Acacia Research Corporation's management allocation policies.
(3) See Note 9 to the CombiMatrix group financial statements for additional information regarding the October 2004 Leuchemix transaction.
(4) Excludes any potential future payments contingent upon the completion of certain milestones in accordance with the agreement.

RECENT ACCOUNTING PRONOUNCEMENTS

         Refer to Note 7 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The CombiMatrix group's exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of the group's investments are in short-term debt securities issued by the U.S. treasury and by U.S. corporations. The primary objective of the group's investment activities is to preserve principal while at the same time maximizing the income the CombiMatrix group receives without significantly increasing risk. To minimize risk, the CombiMatrix group maintains its portfolio of cash, cash equivalents and short-term investments in a variety of investment-grade securities and with a variety of issuers, including corporate notes, commercial paper, government securities and money market funds. Due to the nature of its short-term investments, we believe that the CombiMatrix group is not subject to any material market risk exposure.

         At March 31, 2005, the CombiMatrix group had certain assets and liabilities denominated in Japanese Yen as a result of forming CombiMatrix K.K. However, due to the relative insignificance of those amounts, we do not believe that the CombiMatrix group has significant exposure to foreign currency exchange rate risks. The CombiMatrix group currently does not use derivative financial instruments to mitigate this exposure. The CombiMatrix group continues to review this and may begin hedging certain foreign exchange risks through the use of currency forwards or options in future periods.

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

GENERAL

         See Item 2. "Management's Discussion and Analysis of financial Condition and Results of Operations - Overview," for a general overview of the Acacia Technologies group's business.

         Although the AR-Acacia Technologies stock is intended to reflect the separate performance of the Acacia Technologies group, rather than the performance of Acacia Research Corporation as a whole, the Acacia Technologies group is not a separate legal entity. Holders of the AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, they continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of Acacia Research Corporation's businesses, assets and liabilities. The assets Acacia Research Corporation attributes to the Acacia Technologies group could be subject to the liabilities of the CombiMatrix group. Please see Note 1 to our consolidated financial statements included elsewhere herein for details regarding our separate group presentation and our classes of common stock.

ACACIA TECHNOLOGIES GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

DIVISION NET LOSS (IN THOUSANDS)


                                                                          FOR THE THREE MONTHS ENDED
                                                                     ------------------------------------
                                                                      MARCH 31, 2005       MARCH 31, 2004
                                                                     ---------------      ---------------
Division net loss ..............................................     $        (1,874)     $          (989)


         The changes in net loss were primarily due to operating results and activities as discussed below.


REVENUES (IN THOUSANDS)

                                                                          FOR THE THREE MONTHS ENDED
                                                                     ------------------------------------
                                                                      MARCH 31, 2005       MARCH 31, 2004
                                                                     ---------------      ---------------
License fees ...................................................     $         1,863      $           599


         LICENSE FEES. License fee revenues recognized by the Acacia Technologies group included $788,000 in license fee revenues recognized from licensees that make recurring quarterly or annual license fee payments under their respective license agreements and $1,075,000 in license fee revenues recognized from licensees that made nonrecurring, one-time, fully paid up license fee payments for past infringement and future use of certain of our patented technologies. License fee revenues included fees from the licensing of our DMT technology and from our Credit Card Fraud Protection, Digital Video Production, and Interactive Television technologies recently acquired in connection with the GPH Acquisition. The increase in license fee revenues is due primarily to the growth in the number of DMT technology license agreements executed since March 31, 2004, and the timing of the execution of license agreements paid on a one-time, paid up basis. License fee revenues will fluctuate from period to period based on the types of agreements executed each period (i.e. recurring payments over the license term or one-time, fully paid up license agreements for past infringement and future use of our patented technologies), an increase in license agreements executed, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee payments from licensees, and other factors. Periodic license fee revenues may include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received. Costs incurred in connection with the Acacia Technologies group's ongoing licensing activities are included in marketing, general and administrative expenses.

         During the three months ended March 31, 2005, the Acacia Technologies group also received license fee payments totaling $527,000 which have been recorded as deferred revenues at March 31, 2005. Certain of these payments will be recognized as license fee revenues on a straight-line basis over the respective future license term and other payments will be recognized in a future period when all revenue recognition criteria have been met in accordance with the Acacia Technologies group's revenue recognition policies.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSE (IN THOUSANDS)

                                                                          FOR THE THREE MONTHS ENDED
                                                                     ------------------------------------
                                                                      MARCH 31, 2005       MARCH 31, 2004
                                                                     ---------------      ---------------
Marketing, general and administrative expenses .................     $         1,610      $         1,006
Legal expenses - patents .......................................                 561                  602
Contingent legal fees and royalties expenses - patents .........                 647                   --


         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The change in marketing, general and administrative expenses was due primarily to an increase in personnel costs related to the addition of patent licensing and business development personnel for the Acacia Technologies group in mid 2004 of $250,000, an increase in the Acacia Technologies group's consulting expenses of $185,000 related to a consulting agreement executed with the former CEO of Global Patent Holdings, LLC in connection with the GPH Acquisition and an increase in general and administrative expenses related to ongoing operations of $169,000, which includes increased general and administrative expenses related to certain of the companies acquired in the GPH Acquisition of $50,000.

         LEGAL EXPENSE - PATENTS. Patent related legal expenses for the three months ended March 31, 2005, included $151,000 in patent related prosecution and enforcement costs incurred by certain of the companies acquired in the Acacia Technologies group's GPH Acquisition. Excluding the impact of the GPH Acquisition, patent related legal expenses decreased to $410,000 for the three months ended March 31, 2005, due to a decrease in costs incurred in connection with the Acacia Technologies group's ongoing DMT patent commercialization and enforcement programs, including decreased legal costs related to new patent claims and a decrease in patent enforcement costs related to ongoing DMT patent related litigation. DMT related legal fees paid to outside attorneys are incurred based on actual time and out-of-pocket expenses incurred by external counsel and fluctuate from period to period based on patent enforcement and prosecution activity in each period. We expect patent related legal expenses to continue to fluctuate based on actual outside patent counsel fees incurred in connection with the Acacia Technologies group's ongoing patent commercialization and enforcement programs.

         In connection with the GPH Acquisition, the Acacia Technologies group acquired 27 additional patent portfolios. Although most litigation with respect to those portfolios is likely to be handled on a contingency basis where attorneys fees are paid out of license fee revenues collected, certain other costs and expenses in connection with our maintenance, licensing, and enforcement of patents are likely to increase as a result of the acquisition including patent filing fees, patent development costs, travel costs, expert and consulting fees, and other third-party expenses.

         CONTINGENT LEGAL FEES AND ROYALTIES EXPENSE. During the three months ended March 31, 2005, the Acacia Technologies group incurred contingent legal fee expenses totaling $365,000 and royalties expenses totaling $282,000, in connection with the recognition of license fee revenues from our recently acquired Credit Card Fraud Protection, Digital Video Production, and Interactive Television patented technologies. The majority of patent and patent rights agreements associated with the patent portfolios acquired in the GPH Acquisition are subject to contingent legal fee arrangements with outside attorneys and also are subject to agreements with inventors that contain provisions granting to the original patent owners the right to receive royalties based on future net revenues, as defined in the respective agreements. As such, contingent legal fees and royalties expenses in future periods will fluctuate in accordance with the timing and amount of related revenues recognized by the Acacia Technologies group from these patent portfolios.

AMORTIZATION OF PATENTS (IN THOUSANDS)

                                                                          FOR THE THREE MONTHS ENDED
                                                                     ------------------------------------
                                                                      MARCH 31, 2005       MARCH 31, 2004
                                                                     ---------------      ---------------
Amortization of patents ........................................     $           916      $           125


         AMORTIZATION OF PATENTS. Non-cash patent amortization charges increased due to the amortization of patent related intangibles acquired in connection with the GPH Acquisition. Approximately $25.1 million of the purchase consideration paid in the GPH Acquisition was allocated to amortizable patents and related patent rights acquired. Amortization of the newly acquired patents and patent rights for the three months ended March 31, 2005, totaled $791,000. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize the acquired patent related costs over a weighted average economic useful life of approximately 6 years.

OTHER

         Results for the three months ended March 31, 2005, include a $210,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which are guaranteed by Acacia Research Corporation, expire in August 2005.

INFLATION

         Inflation has not had a significant impact on the Acacia Technologies group in the current or previous periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Acacia Technologies group's cash and cash equivalents and short-term investments totaled $41.2 million at March 31, 2005, compared to $28.6 million at December 31, 2004. Working capital at March 31, 2005, was $39.8 million, compared to $27.1 million at December 31, 2004.

         The net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2005, and 2004, was comprised of the following (in thousands):

                                                                           FOR THE THREE MONTHS ENDED
                                                                    ----------------------------------------
                                                                      MARCH 31, 2005         MARCH 31, 2004
                                                                    -----------------      -----------------
Net cash provided by (used in) continuing operations:
   Operating activities .......................................     $            (821)     $            (479)
   Investing activities .......................................                (1,230)                   994
   Financing activities .......................................                19,521                    (70)
Net cash used in discontinued operations ......................                  (288)                   (87)
                                                                    -----------------      -----------------
Increase in cash and cash equivalents .........................     $          17,182      $             358
                                                                    =================      =================


         Cash receipts from licensees for the Acacia Technologies group for the three months ended March 31, 2005, increased to $1.6 million from $627,000 in the comparable 2004 period. Payments received from licensees, during the three months ended March 31, 2005, totaling $527,000, are included in deferred revenue at March 31, 2005, and are being amortized over the respective license term, or will be recognized in future periods when all revenue recognition criteria have been met in accordance with the Acacia Technologies group's revenue recognition policies. Net cash outflows from operations for the Acacia Technologies group for the three months ended March 31, 2005, increased to $2.4 million from $1.1 million in the comparable 2004 period, due to increases in marketing, general and administrative expenses, consulting expenses and contingent legal fees and royalty expense payments to inventors, partially offset by a decrease in patent related legal expenses and the impact of the timing of vendor payments and related accruals.

         The change in net cash flows used in continuing investing activities was due to net sales of available-for-sale investments by the Acacia Technologies group in connection with ongoing short-term cash management activities. Net cash outflows from investing activities also reflects the cash consideration and related acquisition and registration costs paid by the Acacia Technologies group in connection with the completion of the GPH Acquisition in the first quarter of 2005.

         The change in net cash flows provided by financing activities was due primarily to the completion of an equity financing raising net proceeds of approximately $19.5 million through the sale of 3.5 million shares of AR-Acacia Technologies stock during the three months ended March 31, 2005.

         We believe that the Acacia Technologies group's cash and cash equivalent balances, anticipated cash flow from operations, availability under Acacia Research Corporation's shelf registration statement and other external sources of available credit, will be sufficient to meet the its cash requirements through at least the next twelve months. Total maximum proceeds under Acacia Research Corporation's shelf registration were $50.0 million, of which $15.4 million remains available as of March 31, 2005. The Acacia Technologies group may however encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in Acacia Research Corporation's Risk Factors on pages 5, 6, 8, 9, 12 and 13 of Acacia Research Corporation's amended registration statement on Form S-3/A filed with the SEC on May 6, 2005, incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If the Acacia Technologies group fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer.

OFF-BALANCE SHEET ARRANGEMENTS

         The Acacia Technologies group has not entered into off-balance sheet financing arrangements, other than operating leases. The Acacia Technologies group has no significant commitments for capital expenditures in 2004. Other than as set forth below, the Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. The following table lists the Acacia Technologies group's material known future cash commitments as of March 31, 2005:

                                                                   PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                 ----------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                          REMAINING                                                    2009 AND
                                                    2005           2006           2007           2008        THEREAFTER
                                                 ----------     ----------     ----------     ----------     ----------
Operating Leases (1) .......................     $      321     $      515     $       65     $       --     $       --
Consulting contract (2) ....................            790          1,074             99             --             --
                                                 ----------     ----------     ----------     ----------     ----------
Total Contractual Cash Obligations .........     $    1,111     $    1,589     $      164     $       --     $       --
                                                 ==========     ==========     ==========     ==========     ==========

----------------
(1) Excludes any allocated rent expense in connection with Acacia Research Corporation's management allocation policies.
(2) Reflects $2.0 million consulting contract commitment, including reimbursable expenses, to be paid over two years in connection with the Acacia Technologies group's purchase of the assets of Global Patent Holdings, LLC in January 2005, as described above.

          In connection with the acquisition of certain patents and patent rights, certain companies included in the Acacia Technologies group executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive royalties based on future net license fee revenues (as defined in the respective agreements) generated by the Acacia Technologies group as a result of licensing the respective patents or patent portfolios. Royalties paid pursuant to the agreements are expensed in the consolidated statement of operations in the period that the related license fee revenues are recognized.

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

RISK FACTORS

         An investment in our stock involves a number of risks. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this quarterly report and in our annual report on Form 10-K for the year ending December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005. If any of the risks incorporated by reference into this quarterly report or into our annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment. You should carefully review the "Risk Factors" set forth on pages 5 through 27 of our amended registration statement on Form S-3/A filed with the SEC on May 6, 2005, and hereby incorporated by reference.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Refer to Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Quantitative and Qualitative Disclosures About Market Risk" for Acacia Research Corporation, the CombiMatrix group and the Acacia Technologies group, elsewhere herein, incorporated by reference.

         The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2005, all of our investments were in money market funds, high-grade corporate bonds, and U.S. government debt securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

CHANGES IN INTERNAL CONTROLS

         (b) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2005) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         Refer to Note 9 and Note 11 to the Acacia Research Corporation consolidated financial statements, contained elsewhere herein, and hereby incorporated by reference.


ITEM 5. OTHER INFORMATION

Unaudited Pro Forma Consolidated Financial Information

         The update to the unaudited pro forma consolidated statement of operations included in Acacia Research Corporation's Registration Statement on Form 8-K filed with the Securities and Exchange Commission on February 1, 2005, as amended, is being provided in connection with guidance set forth by Rule 3-05, Rule 10-01 and Article 11 of Regulation S-X.

         The unaudited pro forma consolidated statement of operations reflects the pro forma effect on Acacia Research Corporation's unaudited consolidated statements of operations for the three months ended March 31, 2005 and 2004, as reported by us in our Quarterly Reports on Form 10-Q for the respective periods, from the acquisition of substantially all of the assets of Global Patent Holdings, LLC, as discussed elsewhere herein. The unaudited pro forma statements of operations for the three months ended March 31, 2005 and 2004 reflect the acquisition as if it had taken place on January 1, 2005 and 2004, respectively.

         The unaudited pro forma consolidated statements of operations are for informational purposes only. It does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed dates or for the periods presented, or which may be obtained in the future. The unaudited pro forma consolidated statements of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, including the notes, included in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the three months ended March 31, 2004 and our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on February 1, 2005, as amended. The unaudited pro forma consolidated statements are presented in thousands, except share and per share information.

                                                                          FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                                       -----------------------------------------------------------------------------
                                                       ACACIA RESEARCH    GLOBAL PATENT      PRO FORMA                 CORPORATION
                                                         CORPORATION      HOLDINGS, LLC (1)  ADJUSTMENTS(1)              PRO FORMA
                                                       ----------------   ----------------   --------------           -------------
   Total revenues ..................................   $          2,932   $             --   $           --           $       2,932
                                                       ----------------   ----------------   --------------           -------------

   Total operating expenses ........................              7,976                 --              477 (3),(4)           8,453
                                                       ----------------   ----------------   --------------           -------------

   Operating income (loss) .........................             (5,044)                --             (477)                 (5,521)
                                                       ----------------   ----------------   --------------           -------------

   Total other income (expense) ....................                234                 --               --                     234
                                                       ----------------   ----------------   --------------           -------------

   Income (loss) from continuing operations
      before income taxes ..........................             (4,810)                --             (477)                 (5,287)

   Benefit for income taxes ........................                 70                 --               --                      70

   Estimated loss on discontinued operations .......               (210)                --               --                    (210)
                                                       ----------------   ----------------   --------------           -------------

   Net income (loss) ...............................   $         (4,950)  $             --   $         (477)          $      (5,427)
                                                       ================   ----------------   ==============           =============

Pro forma earnings (loss) per common share:
Attributable to the Acacia Technologies group:
   Net loss ........................................   $         (1,874)                     $         (477)          $      (2,351)
     Basic and diluted loss per share ..............              (0.08)                                                      (0.09)

Weighted average shares (2):
   Acacia Research - Acacia Technologies stock:
     Basic and diluted .............................         24,558,419                           1,181,650 (5)          25,740,069
                                                       ================                      ==============           =============


                                                                 57

                                                                          FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                                        ----------------------------------------------------------------------------
                                                                                                                     ACACIA RESEARCH
                                                        ACACIA RESEARCH      GLOBAL PATENT     PRO FORMA               CORPORATION
                                                          CORPORATION        HOLDINGS, LLC    ADJUSTMENTS               PRO FORMA
                                                        ----------------    --------------    ------------           --------------
   Total revenues ...................................   $         18,215    $        5,240    $         --           $       23,455
                                                        ----------------    --------------    ------------           --------------

   Total operating expenses .........................              7,537             3,859           1,431 (3),(4)           12,827
                                                        ----------------    --------------    ------------           --------------

   Operating income (loss) ..........................             10,678             1,381          (1,431)                  10,628
                                                        ----------------    --------------    ------------           --------------

   Total other income (expense) .....................                158                (2)             --                      156
                                                        ----------------    --------------    ------------           --------------

   Income (loss) from continuing operations
     before income taxes ............................             10,836             1,379          (1,431)                  10,784

   Benefit (provision) for income taxes .............                 67                (8)             --                       59
                                                        ----------------    --------------    ------------           --------------

   Net income (loss) ................................   $         10,903    $        1,371    $     (1,431)          $       10,843
                                                        ================    ==============    ============           ==============

Pro forma earnings (loss) per common share:
Attributable to the Acacia Technologies group:
   Net income (loss) ................................   $           (989)   $        1,371          (1,431)          $       (1,049)
     Basic and diluted loss per share ...............              (0.05)                                                     (0.04)

Weighted average shares (2):
   Acacia Research - Acacia Technologies stock:
     Basic and diluted ..............................         19,752,335                         3,938,832 (5)           23,691,167
                                                        ================                      ============           ==============


------------
(1) Results of operations for Global Patent Holdings, LLC were not material for the period January 1, 2005 through January 28, 2005. Pro forma adjustments reflect the impact of the acquisition for the 28 day period from January 1, 2005 to January 28, 2005.
(2) There is no pro forma impact on earnings (loss) per share attributable to the CombiMatrix group as presented in the accompany statements of operations for the three months ended March 31, 2005 and 2004.
(3) To reflect amortization of the patent related intangible assets acquired on a straight-line basis over the estimated economic useful life of the patents or groups of patents totaling $393,000 (amortization for the 28-day period from January 1, 2005 through January 28, 2005) and $1,180,000 for the three months ended March 31, 2005 and 2004, respectively.
(4) To reflect consulting expense related to a consulting agreement between Acacia Global Acquisition Corporation as described above, totaling $83,000 (reflects expenses for the 28-day period from January 1, 2005 through January 28, 2005) and $250,000 for the three months ended March 31, 2005 and 2004, respectively.
(5) Represents incremental increase in weighted average shares as if the 3,938,832 shares of AR-Acacia Technologies common stock issued a partial consideration for the GPH Acquisition were issued as of the beginning of the interim periods presented.

ITEM 6.  EXHIBITS

2.1      Member Interest Purchase Agreement (1)
10.1     Registration Rights Agreement (1)
10.2     Consulting Agreement (1)
10.3     Goodwill Purchase Agreement (1)
10.4     Common Stock Purchase Agreement(2)
31.1     Certifications of the Chief Executive Officer provided pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certifications of the Chief Financial Officer provided pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 1, 2005.
(2) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 15, 2005

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


                                         ACACIA RESEARCH CORPORATION


                                         By: /S/  Paul R. Ryan
                                             ----------------------------------
                                             Paul R. Ryan
                                             Chief Executive Officer
                                             (Authorized Signatory)


                                         By: /S/  Clayton J. Haynes
                                             ----------------------------------
                                             Clayton J. Haynes
                                             Chief Financial Officer /Treasurer
                                             (Principal Financial Officer)

Date:   May 6, 2005

                                  EXHIBIT INDEX


EXHIBIT
NUMBER          EXHIBIT
------          -------

2.1      Member Interest Purchase Agreement (1)

10.1     Registration Rights Agreement (1)

10.2     Consulting Agreement (1)

10.3     Goodwill Purchase Agreement (1)

10.4     Common Stock Purchase Agreement(2)

31.1     Certifications of the Chief Executive Officer provided pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certifications of the Chief Financial Officer provided pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-------------
(1) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 1, 2005.
(2) Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on February 15, 2005