Form 10-Q
period 2005-06-30
ACACIA RESEARCH CORP
filed 2005-08-05
CIK 934549

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                ------------------------------------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


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


          As of August 3, 2005, 27,282,185 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of August 3, 2005, 32,606,495 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

================================================================================

                                          ACACIA RESEARCH CORPORATION
                                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION


          Item 1.   Financial Statements

                    Acacia Research Corporation Consolidated Financial Statements

                    Consolidated Balance Sheets as of June 30, 2005, and
                    December 31, 2004 (Unaudited).......................................................   1

                    Consolidated Statements of Operations and Comprehensive Income (Loss) for the
                    Three Months and Six Months Ended June 30, 2005 and 2004 (Unaudited)................   2

                    Consolidated Statements of Cash Flows for the Six Months Ended
                    June 30, 2005 and 2004 (Unaudited)..................................................   3

                    Notes to Consolidated Financial Statements (Unaudited)..............................   4


                    *CombiMatrix Group Financial Statements

                    Balance Sheets as of June 30, 2005, and December 31, 2004 (Unaudited)...............  22

                    Statements of Operations for the Three Months and Six Months Ended
                    June 30, 2005 and 2004 (Unaudited)..................................................  23

                    Statements of Cash Flows for the Six Months Ended
                    June 30, 2005 and 2004 (Unaudited)..................................................  24

                    Notes to Financial Statements (Unaudited)...........................................  25


                    *Acacia Technologies Group Financial Statements

                    Balance Sheets as of June 30, 2005, and December 31, 2004 (Unaudited)...............  29

                    Statements of Operations for the Three Months and Six Months Ended
                    June 30, 2005 and 2004 (Unaudited)..................................................  30

                    Statements of Cash Flows for the Six Months Ended
                    June 30, 2005 and 2004 (Unaudited)..................................................  31

                    Notes to Financial Statements (Unaudited)...........................................  32


          Item 2.   Management's Discussion and Analysis of Financial Condition and
                    Results of Operations...............................................................  39

          Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................  58

          Item 4.   Controls and Procedures.............................................................  58



PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings...................................................................  59

          Item 5.   Other Information...................................................................  59

          Item 6.   Exhibits............................................................................  60


SIGNATURES..............................................................................................  61

EXHIBIT INDEX ..........................................................................................  62


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


                                                      ii

                                                 ACACIA RESEARCH CORPORATION
                                                 CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                                        (UNAUDITED)


                                                                                          JUNE 30,            DECEMBER 31,
                                                                                            2005                  2004
                                                                                      ----------------      ----------------
                                    ASSETS

Current assets:
     Cash and cash equivalents ..................................................     $         19,639      $         18,735
     Short-term investments .....................................................               35,692                33,623
     Accounts receivable ........................................................                2,195                   536
     Prepaid expenses, inventory, and other assets ..............................                1,567                   983
                                                                                      ----------------      ----------------
          Total current assets ..................................................               59,093                53,877

Property and equipment, net of accumulated depreciation .........................                2,404                 2,434
Patents, net of accumulated amortization of $7,558 (2005) and $4,758 (2004) .....               34,816                12,063
Goodwill ........................................................................               19,545                19,545
Other assets ....................................................................                  899                   408
                                                                                      ----------------      ----------------
                                                                                      $        116,757      $         88,327
                                                                                      ================      ================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, accrued expenses and other ...............................     $          4,003      $          4,139
     Royalties and legal fees payable ...........................................                  447                    --
     Current portion of deferred revenues .......................................                  582                   494
                                                                                      ----------------      ----------------
          Total current liabilities .............................................                5,032                 4,633

Deferred income taxes ...........................................................                2,841                 2,981
Deferred revenues, net of current portion .......................................                3,934                 3,893
Other liabilities ...............................................................                  407                   406
                                                                                      ----------------      ----------------
          Total liabilities .....................................................               12,214                11,913
                                                                                      ----------------      ----------------
Minority interests ..............................................................                  482                   778
                                                                                      ----------------      ----------------

Commitments and contingencies (Note 9)

Redeemable stockholders' equity:
     Preferred stock
          Acacia Research Corporation, par value $0.001 per share;
             10,000,000 shares authorized; no shares issued or outstanding ......                   --                    --
     Common stock
          Acacia Research - Acacia Technologies stock, par value $0.001 per share; 50,000,000 shares authorized; 27,273,019 and
             19,811,524 shares issued and outstanding as of June 30, 2005
             and December 31, 2004, respectively ................................                   27                    20
          Acacia Research - CombiMatrix stock, par value $0.001 per share;
             50,000,000 shares authorized; 31,206,051 and 31,200,496 shares issued and outstanding as of June 30, 2005 and December 31,
             2004, respectively .................................................                   31                    31
     Additional paid-in capital .................................................              302,656               263,900
     Accumulated comprehensive income ...........................................                  (48)                  (77)
     Accumulated deficit ........................................................             (198,605)             (188,238)
                                                                                      ----------------      ----------------
            Total stockholders' equity ..........................................              104,061                75,636
                                                                                      ----------------      ----------------
                                                                                      $        116,757      $         88,327
                                                                                      ================      ================


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                             1

                                                    ACACIA RESEARCH CORPORATION
                               CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE INFORMATION)
                                                            (UNAUDITED)


                                                               FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                           ----------------------------------    ----------------------------------
                                                            JUNE 30, 2005      JUNE 30, 2004      JUNE 30, 2005      JUNE 30, 2004
                                                           ---------------    ---------------    ---------------    ---------------
Revenues:
     Research and development contract .................   $            --    $            --    $            --    $        17,302
     License fees ......................................             2,682                666              4,545              1,265
     Government contract ...............................             1,281                701              2,012                918
     Products and services .............................               576                 49                914                146
                                                           ---------------    ---------------    ---------------    ---------------
          Total revenues ...............................             4,539              1,416              7,471             19,631
                                                           ---------------    ---------------    ---------------    ---------------

Operating expenses:
     Cost of government contract revenues ..............             1,209                653              1,900                858
     Cost of product sales .............................               190                 36                353                 40
     Research and development expenses .................             1,415              1,409              2,555              2,792
     Non-cash stock compensation amortization
        - research and development .....................                --                 32                 --                101
     Marketing, general and administrative expenses ....             4,261              3,388              8,150              6,672
     Legal expenses - patents ..........................               536                576              1,097              1,178
     Contingent legal fees and inventor royalties
        expense - patents ..............................             1,120                 --              1,767                 --
     Non-cash stock compensation amortization
        - marketing, general and administrative ........                15                143               (111)               477
     Amortization of patents ...........................             1,610                399              2,800                798
     Legal settlement charges (credits) ................               (16)              (391)              (195)               866
                                                           ---------------    ---------------    ---------------    ---------------
          Total operating expenses .....................            10,340              6,245             18,316             13,782
                                                           ---------------    ---------------    ---------------    ---------------
          Operating income (loss) ......................            (5,801)            (4,829)           (10,845)             5,849
                                                           ---------------    ---------------    ---------------    ---------------

Other income (expense):
     Interest income ...................................               382                192                655                350
     Other expense .....................................               (62)                --               (101)                --
                                                           ---------------    ---------------    ---------------    ---------------
          Total other income ...........................               320                192                554                350
                                                           ---------------    ---------------    ---------------    ---------------

Income (loss) from continuing operations before
   income taxes and minority interests .................            (5,481)            (4,637)           (10,291)             6,199

Benefit for income taxes ...............................                64                 69                134                136
                                                           ---------------    ---------------    ---------------    ---------------

Income (loss) from continuing operations before
   minority interests ..................................            (5,417)            (4,568)           (10,157)             6,335

Minority interests .....................................                --                  3                 --                  3
                                                           ---------------    ---------------    ---------------    ---------------
Income (loss) from continuing operations ...............            (5,417)            (4,565)           (10,157)             6,338
                                                           ---------------    ---------------    ---------------    ---------------

Discontinued operations:
     Estimated loss on disposal of discontinued
        operations .....................................                --               (104)              (210)              (104)
                                                           ---------------    ---------------    ---------------    ---------------
Net income (loss) ......................................            (5,417)            (4,669)           (10,367)             6,234
                                                           ---------------    ---------------    ---------------    ---------------

     Unrealized gains (losses) on short-term
        investments ....................................                (7)               (80)                 7                (78)
     Unrealized gains (losses) on foreign currency
        translation ....................................                14                (13)                22                 (7)
                                                           ---------------    ---------------    ---------------    ---------------
Comprehensive income (loss) ............................   $        (5,410)   $        (4,762)   $       (10,338)   $         6,149
                                                           ===============    ===============    ===============    ===============

Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
     Net loss ..........................................   $        (1,760)   $        (1,153)   $        (3,634)   $        (2,142)
          Basic and diluted loss per share .............             (0.06)             (0.06)             (0.14)             (0.11)

Attributable to the CombiMatrix group:
Basic
     Net income (loss) .................................   $        (3,657)   $        (3,516)   $        (6,733)   $         8,376
          Basic earnings (loss) per share ..............             (0.12)             (0.12)             (0.22)              0.29
Diluted
     Net income (loss) .................................   $        (3,657)   $        (3,516)   $        (6,733)   $         8,376
          Diluted earnings (loss) per share ............             (0.12)             (0.12)             (0.22)              0.28

Weighted average shares:
     Acacia Research - Acacia Technologies stock:
          Basic and diluted ............................        27,271,416         19,787,466         25,922,412         19,769,901
                                                           ===============    ===============    ===============    ===============

Acacia Research - CombiMatrix stock:
     Basic .............................................        31,200,984         30,459,576         31,200,742         28,867,101
                                                           ===============    ===============    ===============    ===============
     Diluted ...........................................        31,200,984         30,459,576         31,200,742         30,385,512
                                                           ===============    ===============    ===============    ===============


                      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                                                 2

                                                ACACIA RESEARCH CORPORATION
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (IN THOUSANDS)
                                                        (UNAUDITED)


                                                                                            FOR THE SIX MONTHS ENDED
                                                                                      ------------------------------------
                                                                                       JUNE 30, 2005        JUNE 30, 2004
                                                                                      ---------------      ---------------
Cash flows from operating activities:
  Net income (loss) from continuing operations ..................................     $       (10,157)     $         6,338
  Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
      Depreciation and amortization .............................................               3,358                1,403
      Non-cash stock compensation ...............................................                (111)                 578
      Deferred tax benefit ......................................................                (140)                (140)
      Non-cash legal settlement charge (credit) .................................                (195)                 866
      Other .....................................................................                  46                  (55)
 Changes in assets and liabilities, excluding effect of business acquisition:
      Accounts receivable .......................................................              (1,659)                (438)
      Prepaid expenses, inventory and other assets ..............................                (625)                (204)
      Accounts payable, accrued expenses and other ..............................                (384)               1,263
      Royalties and legal fees payable ..........................................                 447                   --
      Deferred revenues .........................................................                 129              (17,209)
                                                                                      ---------------      ---------------

      Net cash used in operating activities from continuing operations ..........              (9,291)              (7,598)
      Net cash used in operating activities from discontinued operations ........                (433)                (311)
                                                                                      ---------------      ---------------
      Net cash used in operating activities .....................................              (9,724)              (7,909)
                                                                                      ---------------      ---------------

Cash flows from investing activities:
      Purchase of property and equipment ........................................                (512)                (315)
      Purchase of available-for-sale investments ................................             (38,248)             (37,681)
      Sale of available-for-sale investments ....................................              36,282               21,860
      Business acquisition ......................................................              (5,796)                  --
      Purchase of additional interests in equity method investee ................                (600)                  --
      Patent acquisition costs ..................................................                (325)                  --
      Other .....................................................................                  --                   (5)
                                                                                      ---------------      ---------------

      Net cash used in investing activities from continued operations ...........              (9,199)             (16,141)
      Net cash used in investing activities from discontinued operations ........                  --                 (198)
                                                                                      ---------------      ---------------
      Net cash used in investing activities .....................................              (9,199)             (16,339)
                                                                                      ---------------      ---------------

Cash flows from financing activities:
      Proceeds from sale of common stock, net of issuance costs .................              19,753               13,715
      Proceeds from the exercise of stock options and warrants ..................                  53                4,691
                                                                                      ---------------      ---------------

      Net cash provided by financing activities .................................              19,806               18,406
                                                                                      ---------------      ---------------

Effect of exchange rate on cash .................................................                  21                   (6)
                                                                                      ---------------      ---------------

Increase (decrease) in cash and cash equivalents ................................                 904               (5,848)

Cash and cash equivalents, beginning ............................................              18,735               24,199
                                                                                      ---------------      ---------------


Cash and cash equivalents, ending ...............................................     $        19,639      $        18,351
                                                                                      ===============      ===============


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

         Our life sciences business, referred to as the "CombiMatrix group," a division of Acacia Research Corporation, is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's wholly owned subsidiaries, CombiMatrix Molecular Diagnostics, Inc. and CombiMatrix K.K. and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation's life sciences business.

         The CombiMatrix group is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies and products in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc., a wholly owned subsidiary located in Irvine, California, is exploring opportunities for the CombiMatrix group's arrays in the field of clinical diagnostics. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, Japan, is exploring opportunities for CombiMatrix Corporation's array system with pharmaceutical and biotechnology companies in the Asian market.

         Our intellectual property licensing and enforcement business, referred to as the "Acacia Technologies group," a division of Acacia Research Corporation, is currently comprised of certain of Acacia Research Corporation's wholly owned subsidiaries and limited liability companies including: Acacia Global Acquisition Corporation, Acacia Media Technologies Corporation, Acacia Patent Acquisition Corporation, Acacia Technologies Services Corporation, AV Technologies LLC, Broadcast Innovation LLC, Computer Cache Coherency Corporation, Computer Docking Station Corporation, Data Encryption Corporation, Data Innovation LLC, Financial Services Innovation LLC, Information Technology Innovation LLC, InternetAd LLC, IP Innovation LLC, KY Data Systems LLC, Microprocessor Enhancement Corporation, New Medium LLC, TechSearch LLC, VData LLC, Soundview Technologies, Inc. and Spreadsheet Automation Corporation, and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to Acacia Research Corporation's intellectual property licensing and enforcement business. See Note 8 for information on our recent business acquisition.

         The Acacia Technologies group develops, acquires, licenses and enforces patented technologies. The Acacia Technologies group controls 31 patent portfolios, which include over 120 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries including Audio/Video Enhancement & Synchronization, Broadcast Data Retrieval, Compact Disk, Computer Memory Cache Coherency, Credit Card Fraud Protection, Data Encryption & Product Activation, Digital Media Transmission ("DMT(R)"), Digital Video Production, Dynamic Manufacturing Modeling, Enhanced Internet Navigation, Hearing Aid ECM, Image Resolution Enhancement, Interactive Data Sharing, Interactive Television, Interstitial Internet Advertising, Laptop Docking Station Connectivity, Microprocessor Enhancement, Multi-dimensional Bar Codes, Network Data Storage, Resource Scheduling, Rotational Video Imaging and Spreadsheet Automation.

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

         The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2005, and results of operations and cash flows for the interim periods presented. The results of operations for the three months and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the entire year.

         SEPARATE GROUP PRESENTATION. AR-CombiMatrix stock and AR-Acacia Technologies stock are intended to reflect the separate performance of the respective divisions of Acacia Research Corporation. The CombiMatrix group and the Acacia Technologies group are not separate legal entities. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, holders of AR-CombiMatrix stock and AR-Acacia Technologies stock continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to one of the groups could be subject to the liabilities of the other group. The group financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and taken together, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of the groups reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the groups include the accounts or assets of Acacia Research Corporation specifically attributed to the groups and were prepared using amounts included in Acacia Research Corporation's consolidated financial statements.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES. In connection with the preparation of our annual Report on Form 10-K for the year ended December 31, 2004, we concluded that it was appropriate to classify our auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised our prior classification to report these securities as current investments in our Consolidated Balance Sheet as of June 30, 2004. We have also made corresponding adjustments to our Consolidated Statement of Cash Flows for the six months ended June 30, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period.

         As of June 30, 2004, and December 31, 2003, before this revision in classification, $12,750,000 and $7,750,000, respectively, of these current investments were classified as cash and cash equivalents on our Consolidated Balance Sheets. For the six months ended June 30, 2004, before this revision in classification, net cash used in investing activities related to these current investments of $5,000,000 were included in cash and cash equivalents in our Consolidated Statement of Cash Flows.

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

         ACACIA TECHNOLOGIES GROUP

         Under the terms of our license agreements, the Acacia Technologies group grants non-exclusive licenses for the use of its patented technologies. In general, pursuant to the terms of our agreements with our licensees, upon the grant of the licenses, the Acacia Technologies group has no further obligations with respect to the licenses granted. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

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

         Certain license agreements provide for the payment of contractually determined paid-up license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by our patented technologies. Certain of the agreements also provide for future royalties or additional required payments based on future activities. The execution of these license agreements may also result in the dismissal of any pending litigation. Pursuant to the terms of these agreements, the Acacia Technologies group has no further obligation with respect to the grant of the non-exclusive retroactive and future license, including no express or implied obligation on the Acacia Technologies group's part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the license upon execution of the agreement. As such, the earnings process is generally complete upon the execution of the agreement, and revenue is recognized upon execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met.

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

         STOCK-BASED COMPENSATION. Acacia Research Corporation has two stock-based employee compensation plans, the 2002 CombiMatrix Stock Incentive Plan and the 2002 Acacia Technologies Stock Incentive Plan. In May 2005, CombiMatrix Molecular Diagnostics, Inc. adopted the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan. Compensation cost related to stock options issued to employees is accounted for in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise price of the option. Compensation cost is generally deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board ("FASB") Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans" ("FIN No. 28"). We have adopted the disclosure only requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS No. 123" ("SFAS No. 148"), with respect to options issued to employees. Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by SFAS No. 123 and related interpretations.

         The following table illustrates the effect on net income (loss) and earnings (loss) per share if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

                                                              AR-ACACIA TECHNOLOGIES STOCK              AR-COMBIMATRIX STOCK
                                                            --------------------------------      --------------------------------
                                                                   THREE MONTHS ENDED                    THREE MONTHS ENDED
                                                            --------------------------------      --------------------------------
                                                            JUNE 30, 2005      JUNE 30, 2004      JUNE 30, 2005      JUNE 30, 2004
                                                            -------------      -------------      -------------      -------------
Income (loss) from operations as reported ..............    $      (1,760)     $      (1,153)     $      (3,657)    $       (3,516)
Add: Stock-based compensation, intrinsic
   value method reported in net loss, net of tax .......               --                 --                 --                188
Deduct: Pro forma stock-based compensation
   fair value method, net of tax .......................             (371)              (551)              (672)            (1,845)
                                                            -------------      -------------      -------------      -------------
Income (loss) from operations, pro forma ...............    $      (2,131)     $      (1,704)     $      (4,329)     $      (5,173)
                                                            =============      =============      =============      =============
Basic earnings (loss) per share from operations
   as reported .........................................    $       (0.06)     $       (0.06)     $       (0.12)     $       (0.12)
Basic earnings (loss) per share from operations,
   pro forma ...........................................    $       (0.08)     $       (0.09)     $       (0.14)     $       (0.17)
Diluted earnings (loss) per share from operations
   as reported .........................................    $       (0.06)     $       (0.06)     $       (0.12)     $       (0.12)
Diluted earnings (loss) per share from operations,
   pro forma ...........................................    $       (0.08)     $       (0.09)     $       (0.14)     $       (0.17)

Weighted Average Assumptions used (1):
Risk free interest rate ................................             3.90%              3.42%              3.83%              3.63%
Volatility .............................................               94%               104%                88%               104%
Expected term ..........................................           5 years            5 years            5 years            5 years


                                                              AR-ACACIA TECHNOLOGIES STOCK              AR-COMBIMATRIX STOCK
                                                            --------------------------------      --------------------------------
                                                                    SIX MONTHS ENDED                      SIX MONTHS ENDED
                                                            --------------------------------      --------------------------------
                                                            JUNE 30, 2005      JUNE 30, 2004      JUNE 30, 2005      JUNE 30, 2004
                                                            -------------      -------------      -------------      -------------

Income (loss) from operations as reported ..............    $      (3,634)     $      (2,142)     $      (6,733)     $       8,376
Add: Stock-based compensation, intrinsic
   value method reported in net loss, net of tax .......               --                 --                 --                426
Deduct: Pro forma stock-based compensation
   fair value method, net of tax .......................             (717)            (1,113)            (1,691)            (3,617)
                                                            -------------      -------------      -------------      -------------
Income (loss) from operations, pro forma ...............    $      (4,351)     $      (3,255)     $      (8,424)     $       5,185
                                                            =============      =============      =============      =============
Basic earnings (loss) per share from operations
   as reported .........................................    $       (0.14)     $       (0.11)     $       (0.22)     $        0.29
Basic earnings (loss) per share from operations,
   pro forma ...........................................    $       (0.17)     $       (0.16)     $       (0.27)     $        0.18
Diluted earnings (loss) per share from operations
   as reported .........................................    $       (0.14)     $       (0.11)     $       (0.22)     $        0.28
Diluted earnings (loss) per share from operations,
   pro forma ...........................................    $       (0.17)     $       (0.16)     $       (0.27)     $        0.17

Weighted Average Assumptions used (1):
Risk free interest rate ................................             3.71%              3.32%              3.82%              3.13%
Volatility .............................................               94%               104%                88%               104%
Expected term ..........................................           5 years            5 years            5 years            5 years

--------------------
(1) The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value calculations assume no expected dividends.

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

         Goodwill is evaluated for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") and is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. Acacia Research Corporation has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. Goodwill is allocated between two of our reporting units at June 30, 2005: 1) the Acacia Technologies group and 2) the CombiMatrix group. The fair values of our reporting units are estimated using a discounted cash flow analysis and by reference to quoted market prices of Acacia Research Corporation's classes of stock.

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

          The following table presents a reconciliation of basic and diluted income (loss) per share:

                                                                      FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                   -------------------------------   -------------------------------
                                                                    JUNE 30, 2005    JUNE 30, 2004    JUNE 30, 2005    JUNE 30, 2004
                                                                   --------------   --------------   --------------   --------------
ACACIA RESEARCH - ACACIA TECHNOLOGIES STOCK
-------------------------------------------

Basic and diluted weighted average number of common
   shares outstanding ..........................................       27,271,416       19,787,466       25,922,412       19,769,901
                                                                   ==============   ==============   ==============   ==============

Potential AR-Acacia Technologies stock common shares
   excluded from the per share calculation because
   the effect of their inclusion would be anti-dilutive ........        1,309,481        1,376,010        1,355,879        1,405,370
                                                                   ==============   ==============   ==============   ==============


ACACIA RESEARCH - COMBIMATRIX STOCK
-----------------------------------

Basic weighted average number of common shares outstanding .....       31,200,984       30,459,576       31,200,742       28,867,101

Dilutive effect of outstanding stock options and warrants ......               --               --               --        1,518,411
                                                                   --------------   --------------   --------------   --------------

Diluted weighted average number of common and potential
   common shares outstanding ...................................       31,200,984       30,459,576       31,200,742       30,385,512
                                                                   ==============   ==============   ==============   ==============

Potential AR-CombiMatrix stock common shares excluded from
   the per share calculation because the effect of their
   inclusion would be anti-dilutive ............................          297,108        1,160,408          398,212               --
                                                                   ==============   ==============   ==============   ==============


4.   GOODWILL AND INTANGIBLES

         The Acacia Technologies group had $121,000 of goodwill at June 30, 2005, and December 31, 2004. The CombiMatrix group had $19,424,000 of goodwill at June 30, 2005, and December 31, 2004.

         Acacia Research Corporation's only identifiable intangible assets at June 30, 2005, and December 31, 2004, are patents and patent rights. The gross carrying amounts and accumulated amortization as of June 30, 2005, and December 31, 2004, related to patents, by segment, are as follows (in thousands):

                                            ACACIA TECHNOLOGIES GROUP               COMBIMATRIX GROUP
                                          ------------------------------      ------------------------------
                                            JUNE 30,        DECEMBER 31,        JUNE 30,        DECEMBER 31,
                                              2005              2004              2005              2004
                                          ------------      ------------      ------------      ------------
Gross carrying amount - patents .....     $     30,279      $      4,726      $     12,095      $     12,095

Accumulated amortization ............           (3,936)           (1,684)           (3,622)           (3,074)
                                          ------------      ------------      ------------      ------------
Patents, net ........................     $     26,343      $      3,042      $      8,473      $      9,021
                                          ============      ============      ============      ============

         The Acacia Technologies group and the CombiMatrix group's patents have remaining estimated economic useful lives up to 2012 and 2020, respectively. The weighted average remaining estimated economic useful life of the Acacia Technologies group's patents is 6 years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2009 is estimated to be $4,914,000 in 2005, $5,324,000 in 2006, $5,272,000 in 2007, $3,951,000 in 2008
and $3,504,000 in 2009 for the Acacia Technologies group and $1,095,000 per year for the CombiMatrix group. At June 30, 2005, and December 31, 2004, all of our acquired intangible assets other than goodwill were subject to amortization.

         See Note 8 for additions to patent related intangibles during the six months ended June 30, 2005.


5.   EQUITY FINANCING

         In February 2005, Acacia Research Corporation raised gross proceeds of $19,600,000 through the sale of 3,500,000 shares of AR-Acacia Technologies stock at a price of $5.60 per share in a registered direct offering. Net proceeds raised of approximately $19,530,000, which are net of related issuance costs, were attributed to the Acacia Technologies group and will be used for general working capital purposes. The shares of AR-Acacia Technologies stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.


6.   RESEARCH AND DEVELOPMENT CONTRACTS

         In August 2004, the CombiMatrix group received a $1,000,000 upfront payment from Furuno Electric Co., LTD ("Furuno") as part of a multi-year collaboration agreement to develop a bench-top array synthesizer for commercial applications. In 2003, the CombiMatrix group received upfront and milestone payments from Toppan Printing Co., LTD ("Toppan") totaling $2,400,000, pursuant to a multi-year collaboration and supply agreement to develop and manufacture arrays using the CombiMatrix group's proprietary electrochemical detection approach. The payments received from Furuno and Toppan are included in deferred revenues at June 30, 2005, and December 31, 2004, in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements.

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


7.   RECENT ACCOUNTING PRONOUNCEMENTS

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

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

         The acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangibles and liabilities assumed, based on their estimated fair market values at the date of acquisition. The consolidated statement of operations includes the results of the acquired companies beginning on January 28, 2005, the date of acquisition. The aggregate purchase consideration was approximately $25,089,000, including $5.0 million of cash, the issuance of 3,938,832 shares of AR-Acacia Technologies stock valued at $19,293,000 (net of estimated common stock registration costs of $212,000) and acquisition costs, including registration costs, of $796,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced.

         The following table summarizes the total purchase consideration and the allocation of the consideration paid to the estimated fair value of the assets acquired and liabilities assumed (in thousands):

         Purchase Consideration:
              Cash paid..................................................................     $        5,000
              Fair value of AR-Acacia Technologies stock issued (1)......................             19,293
              Acquisition and registration costs.........................................                796
                                                                                              --------------
         Total purchase consideration....................................................     $       25,089
                                                                                              ==============

         Purchase Price Allocation:
             Estimated fair value of net tangible assets acquired at January 28, 2005 ...     $          (49)
             Intangible assets acquired - patents and patent rights (1)..................             25,138
                                                                                              --------------
            Total........................................................................     $       25,089
                                                                                              ==============

         --------------------
         (1)  Reflects non-cash investing activity.

         Management was primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed at the date of acquisition. Management considered a number of factors, including reference to an independent valuation. The patents and patent rights acquired were valued using a discounted cash flow model on a patent portfolio by portfolio basis, which estimated the future net cash flows expected to result from the licensing of each portfolio, taking into account potential infringers of the patents, usage of the underlying technologies, estimated license fee revenues, contingent legal fee arrangements, inventor royalties due to former patent holders, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. Management's valuation resulted in an estimated fair value of patent related assets acquired of approximately $27,000,000, resulting in approximately $1,900,000 of excess fair value over the cost of net assets acquired, which has been allocated as a pro rata reduction to the amounts that otherwise would have been assigned to the assets acquired, in accordance with the purchase method of accounting.

         Amounts attributable to patents and patent rights acquired are amortized using the straight-line method over the estimated economic useful lives of the underlying patents which range from two to seven years. The estimated weighted average useful life of amortizable patent related intangibles acquired is approximately 6 years.

         In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC who, as a result of the acquisition transaction, is also a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the three and six months ended June 30, 2005, include $271,000 and $466,000, respectively, in expenses related to the consulting agreement. Consulting services to be performed consist primarily of consultation on intellectual property matters associated with the patents and patent rights acquired in the transaction. The consulting fees will be expensed in the consolidated statement of operations as the consulting services are rendered during the two-year term of the consulting agreement. Acacia Global Acquisition Corporation may terminate the consulting agreement for cause as provided for in the agreement. The consulting agreement also contains certain automatic termination provisions, including; the failure by Acacia Global Acquisition Corporation to make timely consulting payments in accordance with the agreement; a significant decrease in working capital of Acacia Research Corporation, as defined in the agreement; material breach of the agreement by Acacia Global Acquisition Corporation; and the death of the consultant. Any occurrence of these conditions may require the payment of all remaining consulting fees outstanding under the agreement within thirty days of the occurrence of the termination event. Acacia Research Corporation also executed an agreement guaranteeing Acacia Global Acquisition Corporation's performance of its obligations under the consulting agreement.

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

                                                       FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                       --------------------------      --------------------------------------------
                                                            JUNE 30, 2004 (3)           JUNE 30, 2005 (1)          JUNE 30, 2004
                                                       --------------------------      -------------------      -------------------
     Total revenues ................................   $                    4,482      $             7,471      $            27,937
                                                       --------------------------      -------------------      -------------------

     Total operating expenses ......................                       10,311                   18,793                   23,138
                                                       --------------------------      -------------------      -------------------

     Operating income (loss) .......................                       (5,829)                 (11,322)                   4,799
                                                       --------------------------      -------------------      -------------------

     Total other income ............................                          439                      554                      595
                                                       --------------------------      -------------------      -------------------
     Income (loss) from continuing operations
        before income taxes ........................                       (5,390)                 (10,768)                   5,394

     Benefit for income taxes ......................                           69                      134                      128

     Estimated loss on discontinued operations .....                         (104)                    (210)                    (104)
                                                       --------------------------      -------------------      -------------------

     Net income (loss) .............................   $                   (5,425)     $           (10,844)     $             5,418
                                                       ==========================      ===================      ===================

Pro forma earnings (loss) per common share:
Attributable to the Acacia Technologies group:
     Net loss ......................................   $                   (1,909)     $            (4,111)     $            (2,958)
          Basic and diluted loss per share .........                        (0.08)                   (0.16)                   (0.12)

Weighted average shares (2):
     Acacia Research - Acacia Technologies stock:
          Basic and diluted ........................                   23,726,298               26,509,973               23,708,733
                                                       ==========================      ===================      ===================

--------------------
(1) Results of operations for Global Patent Holdings, LLC were not material for the period January 1, 2005, through January 28, 2005. Pro forma adjustments reflect the impact of the acquisition for the 28-day period from January 1, 2005 to January 28, 2005.
(2) There is no pro forma impact on earnings (loss) per share attributable to the CombiMatrix group as presented in the accompany statements of operations for the six months ended June 30, 2005, and 2004 and the three months ending June 30, 2004.
(3)  There is no pro forma impact on the three months ended June 30, 2005.

9.   COMMITMENTS AND CONTINGENCIES

         COMBIMATRIX GROUP

         In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. ("Leuchemix"), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly over the two-year period commencing with the fourth quarter of 2004. In accordance with the terms of the purchase agreement, the CombiMatrix group made scheduled investments totaling $600,000 during the six months ended June 30, 2005, resulting in an ownership interest of approximately 9.6% as of June 30, 2005. The CombiMatrix group will make additional investments in Leuchemix of $1,000,000 in 2005 and $2,150,000 in 2006, in accordance with the terms of the agreement. The CombiMatrix group's investment is being accounted for under the equity method as the CombiMatrix group has the ability to exercise significant influence over Leuchemix, primarily due to CombiMatrix Corporation's representation on Leuchemix's board of directors.

         In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $5.9 million. As of June 30, 2005, the biological threat detection contract with the Department of Defense was approximately 68% complete and had approximately $1.4 million of costs remaining to be incurred on the existing contract.

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the six months ended June 30, 2005, and 2004, we recorded a net non-cash credit totaling $195,000 and a net non-cash charge totaling $866,000, respectively, in connection with certain anti-dilution provisions of the settlement agreement. The related liability reflects management's estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock to be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date pursuant to the anti-dilution terms of the agreement. The liability is adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expire in September 2005.

         In addition to other terms of the settlement agreement, CombiMatrix Corporation is also required to make quarterly payments to Nanogen, Inc. equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalties incurred under the agreement during the six months ended June 30, 2005, and 2004, were $53,000 and $75,000, respectively.

         ACACIA TECHNOLOGIES GROUP

         In connection with the acquisition of certain patents and patent rights, certain companies included in the Acacia Technologies group executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net license fee revenues (as defined in the respective agreements) generated by the Acacia Technologies group as a result of licensing the respective patents or patent portfolios. Inventor royalties paid pursuant to the agreements are expensed in the consolidated statement of operations in the period that the related license fee revenues are recognized.

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

PATENT ENFORCEMENT LITIGATION

         From time to time, companies comprising the Acacia Technologies group engage in litigation to enforce their patents and patent rights. In the litigation listed below, certain companies comprising the Acacia Technologies group are parties to ongoing litigation alleging infringement of certain of our patented technologies by the companies listed. Current patent enforcement litigation, by related patented technology, is as follows:

AUDIO/VIDEO ENHANCEMENT AND SYNCHRONIZATION TECHNOLOGY
IMAGE RESOLUTION ENHANCEMENT TECHNOLOGY

         IP Innovation, LLC and Technology Licensing Corporation v. Lexmark International, Inc. United States District Court for the Northern District of Illinois. Filed 10/23/02. Case No. 1:02-cv-07611.

         IP Innovation, LLC and Technology Licensing Corporation v. Dell Computer Corporation. United States District Court for the Northern District of Illinois. Filed 5/15/03. Case No. 1:03-cv-03245.

         IP Innovation, LLC, Technology Licensing Corporation, New Medium Technologies, LLC, and AV Technologies LLC v. Sony Electronics, Inc. United States District Court for the Northern District of Illinois. Filed 10/4/04. Case No. 1:04-cv-06388.

         IP Innovation, LLC, Technology Licensing Corporation, New
Medium Technologies, LLC and AV Technologies, LLC v. Matsushita Electric Industrial Co., Ltd. and Panasonic Corporation of North America. United States District Court for the Northern District of Illinois. Filed 2/14/05. Case No. 1:05-cv-00902.

         Technology Licensing Corporation and AV Technologies, LLC v. Thomson, Inc. United States District Court for the Eastern District of California. Filed 6/20/03. Case No. 2:03-cv-01329.

COMPUTER MEMORY CACHE COHERENCY TECHNOLOGY

         Computer Cache Coherency Corporation v. VIA Technologies, Inc. and Via Technologies, Inc. (USA). United States District Court for the Northern District of California. Filed 12/2/04. Case No. 5:05-cv-01668.

         Computer Cache Coherency Corporation v. Advanced Micro Devices, Inc. United States District Court for the Northern District of California. Filed 4/28/05. Case No. 5:05-cv-01767.

         Computer Cache Coherency Corporation v. Intel Corporation. United States District Court for the Northern District of California. Filed 4/28/05. Case No. 5:05-cv-01766.

CREDIT CARD FRAUD PROTECTION TECHNOLOGY

         Financial Systems Innovation, LLC and Paul N. Ware v. Gap, Inc., Racetrac Petroleum, Inc. and The Kroger Company. United States District Court for the Northern District of Georgia. Filed 3/3/04. Case No. 4:04-cv-00065.

         Financial Systems Innovation, LLC and Paul N. Ware v. Williams-Sonoma, Inc., Linens N Things, Inc. and Costco Wholesale Corporation. United States District Court for the Northern District of Texas. Filed 6/30/04. Case No. 4:04-cv-00479.

DIGITAL MEDIA TRANSMISSION TECHNOLOGY

         In accordance with the Transfer Order issued February 24, 2005, by the Judicial Panel on Multidistrict Litigation, all of the following Digital Media Transmission Technology cases have been transferred to the Northern District of California. The lead case number is 5:05-cv-01114.

         Acacia Media Technologies Corporation v. Comcast Cable Communications, LLC Charter Communications, Inc., The DirectTV Group, Inc., Echostar Communications Corporation, Cox Communications, Inc., Hospitality Network, Inc. (a wholly owned subsidiary of Cox that supplies hotel on-demand TV services), Mediacom, LLC, Armstrong Group, Arvig Communication Systems, Block Communications, Inc., Cable America Corporation, Cable One, Inc., Cannon Valley Communications, Inc., East Cleveland Cable TV and Communications, LLC, Loretel Cablevision, Massillon Cable TV, Inc., Mid-Continent Media, Inc., NPG Cable, Inc., Savage Communications, Inc., Sjoberg's Cablevision, Inc., US Cable Holdings LP, and Wide Open West, LLC, Time Warner Cable, Cablevision Systems Corporation, Insight Communications Company, Cebridge Communications and Bresnan Communications.

         Acacia Media Technologies Corporation v. New Destiny Internet Group, Inc., Audio Communications Inc., VS Media Inc., Ademia Multimedia, LLC, International Web Innovations, Inc., Offendale Commercial BV, Ltd., Adult Entertainment Broadcast Network, Cybertrend, Inc., Lightspeed Media Corporation, Adult Revenue Services, Innovative Ideas International, AskCS.com, Game Link, Inc., Club Jenna, Inc., Cybernet Ventures, Inc., ACMP, LLC, Global AVS, Inc. d/b/a DrewNet, ICS, Inc. / AP Net Marketing, Inc., and National A-1 Advertising.

DYNAMIC MANUFACTURING MODELING TECHNOLOGY

         Information Technology Innovation, LLC v. Motorola, Inc. and Freescale Semiconductor, Inc. United States District Court for the Northern District of Illinois. Filed 11/3/04. Case No. 1:04-cv-07121.

         Intel Corporation v. Information Technology Innovation, LLC. United States District Court for the Northern District of Illinois. Filed 7/7/05. Case No. 1:05-cv-03951. See Note 11.

INTERACTIVE TELEVISION TECHNOLOGY

         Broadcast Innovation, LLC and IO Research, Ltd v. Charter Communications, Inc. and Comcast Corporation. United States District Court for the District of Colorado, on appeal to the U.S. Court of Appeals for the Federal Court. Notice of Appeal Filed 9/28/04. Lower Court Case No. 1:03-cv-02223.

         Broadcast Innovation, LLC v. Echostar Communications Corporation. United States District Court for the District of Colorado. Filed 11/9/01. Case No. 1:01-cv-02201.

INTERSTITIAL INTERNET ADVERTISING

         InternetAd Systems, LLC v. British Airways PLC, Continental Airlines Inc., Priceline.com Incorporated. United States District Court for the Northern District of Texas. Filed 3/28/05. Case No. 3:05-cv-00604.

MICROPROCESSOR ENHANCEMENT TECHNOLOGY

         Microprocessor Enhancement Corporation and Michael H. Branigin v. Texas Instruments, Incorporated and Intel Corporation. United States District Court for the Central District of California. Filed 4/7/05. Case No. 8:05-cv-00323.

MULTI-DIMENSIONAL BAR CODE TECHNOLOGY

         VCode Holdings, Inc. and VData, LLC v. Adidas America, Inc., Advanced Micro Devices, Inc., Boston Scientific Corporation, Stamps.com, Inc., and Hitachi Global Storage Technologies (Thailand), Ltd. United States District Court for the District of Minnesota. Filed 10/25/04. Case No. 0:04-cv-04583.

SPREADSHEET AUTOMATION

         Spreadsheet Automation Corporation v. Microsoft Corporation. United States District Court for the Eastern District of Texas. Filed 3/28/05. Case No. 2:05-cv-00127. See Note 11.

V-CHIP TECHNOLOGY

         The remaining Non-Soundview, Inc. parties in the Acacia Technologies group's V-chip patent infringement lawsuit, which concluded in August 2004, filed a motion before the United States District Court for the District of Connecticut seeking reimbursement of certain attorney's fees. On July 13, 2005, the Court entered an Order denying the motion in part, and granting the motion in part. The motion was denied with respect to Soundview Inc.'s patent infringement allegations, which the Court ruled were not asserted in bad faith. The motion was granted with respect to certain anti-trust allegations asserted subsequent to the Court's ruling of non-infringement in August 2004. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.

OTHER

         IP Innovation, LLC v. Digital Think, Inc., Docent, Inc., eCollege.Com. United States District Court for the Southern District of Texas. On appeal to the U.S. Court of Appeals for the Federal Circuit. Notice of Appeal Filed 12/10/04. Lower Court Case No. 4:02-cv-02031.


10.  DISCONTINUED OPERATIONS

         Results for the six months ended June 30, 2005 and June 30, 2004, include a $210,000 and $104,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which are guaranteed by Acacia Research Corporation, expire in August 2005.


11.  SUBSEQUENT EVENTS

         In July 2005, Intel Corporation filed a Complaint in the District Court for the Northern District of Illinois against Information Technology LLC, a wholly owned subsidiary that is part of the Acacia Technologies group, seeking a Declaratory Judgment of non-infringement of a patent relating to Information Technology's Dynamic Manufacturing Modeling technology.

         In July 2005, Spreadsheet Automation Corporation, a wholly owned subsidiary that is part of the Acacia Technologies group, commenced a patent infringement lawsuit in the District Court for the Eastern District of Texas against Microsoft Corporation. The suit alleges the unauthorized use by certain Microsoft products, including without limitation certain versions of Microsoft Access and Microsoft Excel, of our Spreadsheet Automation technology.

         In June 2005, Acacia Research Corporation obtained commitments to purchase approximately $3.2 million of its AR-CombiMatrix stock in a registered direct offering, which closed on July 5, 2005. Under the terms of the transaction, 1,400,444 shares of AR-CombiMatrix stock were sold at $2.25 per share to a select group of institutional investors. The net proceeds, totaling approximately $3.1 million, which are net of offering costs, were allocated to the CombiMatrix group and are expected to be used for general working capital purposes. All of the shares of AR-CombiMatrix stock were offered by Acacia Research Corporation pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.


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

CONSOLIDATING BALANCE SHEETS
(IN THOUSANDS)

                                                          AT JUNE 30, 2005                         AT DECEMBER 31, 2004
                                          --------------------------------------------  --------------------------------------------
                                           ACACIA                                        ACACIA
                                           TECHNO-    COMBI-                             TECHNO-    COMBI-
                                           LOGIES     MATRIX      ELIMI-      CONSOL-    LOGIES     MATRIX      ELIMI-      CONSOL-
                                           GROUP      GROUP       NATIONS     IDATED     GROUP      GROUP       NATIONS     IDATED
                                          ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
                  ASSETS

Current assets:
     Cash and cash equivalents .........  $  12,141  $   7,498   $      --   $  19,639  $  15,750  $   2,985   $      --   $  18,735
     Short-term investments ............     27,017      8,675          --      35,692     12,896     20,727          --      33,623
     Accounts receivable ...............        650      1,545          --       2,195        193        343          --         536
     Prepaid expenses, inventory
        and other assets ...............      1,083        484          --       1,567        754        229          --         983
     Receivable from CombiMatrix
        group ..........................         87         --         (87)         --        119         --        (119)         --
                                          ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
         Total current assets ..........     40,978     18,202         (87)     59,093     29,712     24,284        (119)     53,877

Property and equipment, net of
   accumulated depreciation ............        137      2,267          --       2,404        104      2,330          --       2,434
Patents, net of accumulated
   amortization ........................     26,343      8,473          --      34,816      3,042      9,021          --      12,063
Goodwill ...............................        121     19,424          --      19,545        121     19,424          --      19,545
Other assets ...........................         79        820          --         899         79        329          --         408
                                          ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
                                          $  67,658  $  49,186   $     (87)  $ 116,757  $  33,058  $  55,388   $    (119)  $  88,327
                                          =========  =========   =========   =========  =========  =========   =========   =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable, accrued
        expenses and other .............  $   1,232  $   2,771   $      --   $   4,003  $   2,175  $   1,964   $      --   $   4,139
     Royalties and legal fees
        payable ........................        447         --          --         447         --         --          --          --
     Current portion of deferred
        revenues .......................        438        144          --         582        428         66          --         494
     Payable to Acacia
        Technologies group .............         --         87         (87)         --         --        119        (119)         --
                                          ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
         Total current liabilities .....      2,117      3,002         (87)      5,032      2,603      2,149        (119)      4,633

Deferred income taxes ..................        798      2,043          --       2,841        869      2,112          --       2,981
Deferred revenues, net of
   current portion .....................        143      3,791          --       3,934         --      3,893          --       3,893
Other liabilities ......................        196        211          --         407         --        406          --         406
                                          ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
         Total liabilities .............      3,254      9,047         (87)     12,214      3,472      8,560        (119)     11,913
                                          ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
Minority interests .....................        482         --          --         482        778         --          --         778
                                          ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
Redeemable stockholders' equity:
     AR - Acacia Technologies stock ....     63,922         --          --      63,922     28,808         --          --      28,808
     AR - CombiMatrix stock ............         --     40,139          --      40,139         --     46,828          --      46,828
                                          ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
         Total stockholders' equity ....     63,922     40,139          --     104,061     28,808     46,828          --      75,636
                                          ---------  ---------   ---------   ---------  ---------  ---------   ---------   ---------
                                          $  67,658  $  49,186   $     (87)  $ 116,757  $  33,058  $  55,388   $    (119)  $  88,327
                                          =========  =========   =========   =========  =========  =========   =========   =========

--------------------
NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to Soundbreak.com. Total assets related to discontinued operations totaled $837,000 and $1,443,000 at June 30, 2005, and December 31, 2004, respectively. Total liabilities related to discontinued operations totaled $175,000 and $275,000 at June 30, 2005, and December 31, 2004, respectively.


CONSOLIDATING STATEMENTS OF OPERATIONS
(IN THOUSANDS)

                                         FOR THE THREE MONTHS ENDED JUNE 30, 2005         FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                      ---------------------------------------------   ---------------------------------------------
                                       ACACIA                 ELIMI-                   ACACIA                 ELIMI-
                                       TECHNO-    COMBI-      NATIONS/                 TECHNO-    COMBI-      NATIONS/
                                       LOGIES     MATRIX      RECLASSI-    CONSOL-     LOGIES     MATRIX      RECLASSI-    CONSOL-
                                       GROUP      GROUP       FICATIONS    IDATED      GROUP      GROUP       FICATIONS    IDATED
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------
Revenues:
     Research and development and
        government contracts .......  $      --   $   1,281   $       --  $   1,281   $      --   $   2,012   $       --  $   2,012
     License fees ..................      2,682          --           --      2,682       4,545          --           --      4,545
     Products and services .........         --         576           --        576          --         914           --        914
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------
          Total revenues ...........      2,682       1,857           --      4,539       4,545       2,926           --      7,471
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------

Operating expenses:
     Cost of government contract
        revenues ...................         --       1,209           --      1,209          --       1,900           --      1,900
     Cost of product sales .........         --         190           --        190          --         353           --        353
     Research and development
        expenses ...................         --       1,415           --      1,415          --       2,555           --      2,555
     Marketing, general and
        administrative expenses ....      1,759       2,502           --      4,261       3,369       4,781           --      8,150
     Legal expenses - patents ......        536          --           --        536       1,097          --           --      1,097
     Contingent legal fees and
        inventor royalties expense
        - patents ..................      1,120          --           --      1,120       1,767          --           --      1,767
     Non-cash stock compensation
        amortization - marketing,
        general and administrative..         --          15           --         15          --        (111)          --       (111)
     Amortization of patents .......      1,336         274           --      1,610       2,252         548           --      2,800
     Legal settlement charges
        (credits) ..................         --         (16)          --        (16)         --        (195)          --       (195)
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------
          Total operating expenses..      4,751       5,589           --     10,340       8,485       9,831           --     18,316
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------
          Operating income (loss)...     (2,069)     (3,732)          --     (5,801)     (3,940)     (6,905)          --    (10,845)
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------

Other income (expense):
     Interest income ...............        278         104           --        382         449         206           --        655
     Other income (expense) ........          1         (63)          --        (62)          1        (102)          --       (101)
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------
          Total other income .......        279          41           --        320         450         104           --        554
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------

Income (loss) from continuing
   operations before income taxes ..     (1,790)     (3,691)          --     (5,481)     (3,490)     (6,801)          --    (10,291)

Benefit for income taxes ...........         30          34           --         64          66          68           --        134
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------
Loss from continuing operations ....     (1,760)     (3,657)          --     (5,417)     (3,424)     (6,733)          --    (10,157)

Discontinued operations:

     Estimated loss on disposal of
        discontinued operations ....         --          --           --         --        (210)         --           --       (210)
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------
Net income (loss) ..................  $  (1,760)  $  (3,657)  $       --  $  (5,417)  $  (3,634)  $  (6,733)  $       --  $ (10,367)
                                      =========   =========   ==========  =========   =========   =========   ==========  =========


CONSOLIDATING STATEMENTS OF OPERATIONS (CONTINUED)
(IN THOUSANDS)

                                         FOR THE THREE MONTHS ENDED JUNE 30, 2004         FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                      ---------------------------------------------   ---------------------------------------------
                                       ACACIA                 ELIMI-                   ACACIA                 ELIMI-
                                       TECHNO-    COMBI-      NATIONS/                 TECHNO-    COMBI-      NATIONS/
                                       LOGIES     MATRIX      RECLASSI-    CONSOL-     LOGIES     MATRIX      RECLASSI-    CONSOL-
                                       GROUP      GROUP       FICATIONS    IDATED      GROUP      GROUP       FICATIONS    IDATED
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------
Revenues:
     Research and development and
        government contracts .......  $      --   $     701   $       --  $     701   $      --   $  18,220   $       --  $  18,220
     License fees ..................        666          --           --        666       1,265          --           --      1,265
     Products and services .........         --          49           --         49          --         146           --        146
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------
          Total revenues ...........        666         750           --      1,416       1,265      18,366           --     19,631
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------

Operating expenses:
     Cost of government contract
        revenues ...................         --         653           --        653          --         858           --        858
     Cost of product sales .........         --          36           --         36          --          40           --         40
     Research and development
        expenses ...................         --       1,409           --      1,409          --       2,792           --      2,792
     Non-cash stock compensation
        amortization - research and
        development ................         --          32           --         32          --         101           --        101
     Marketing, general and
        administrative expenses ....      1,160       2,228           --      3,388       2,166       4,506           --      6,672
     Non-cash stock compensation
        amortization - marketing,
        general and administrative..         --         143           --        143          --         477           --        477
     Legal expenses - patents ......        576          --           --        576       1,178          --           --      1,178
     Amortization of patents .......        125         274           --        399         250         548           --        798
     Legal settlement charges
        (credits) ..................         --        (391)          --       (391)         --         866           --        866
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------
          Total operating expenses..      1,861       4,384           --      6,245       3,594      10,188           --     13,782
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------
          Operating income (loss)...     (1,195)     (3,634)          --     (4,829)     (2,329)      8,178           --      5,849
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------

Other income:
     Interest income ...............        108          84           --        192         220         130           --        350
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------
           Total other income ......        108          84           --        192         220         130           --        350
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------

Income (loss) from continuing
   operations before income taxes
   and minority interests ..........     (1,087)     (3,550)          --     (4,637)     (2,109)      8,308           --      6,199

Benefit for income taxes ...........         35          34           --         69          68          68           --        136
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------

Income (loss) from continuing
   operations before minority
   interests .......................     (1,052)     (3,516)          --     (4,568)     (2,041)      8,376           --      6,335

Minority interests .................          3          --           --          3           3          --           --          3
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------
Loss from continuing operations ....     (1,049)     (3,516)          --     (4,565)     (2,038)      8,376           --      6,338

Discontinued operations:
     Estimated loss on disposal of
        discontinued operations ....       (104)         --           --       (104)       (104)         --           --       (104)
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------
Net income (loss) ..................  $  (1,153)  $  (3,516)  $       --  $  (4,669)  $  (2,142)  $   8,376   $       --  $   6,234
                                      =========   =========   ==========  =========   =========   =========   ==========  =========


CONSOLIDATING STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

                                         FOR THE SIX MONTHS ENDED JUNE 30, 2005          FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                      ---------------------------------------------   ---------------------------------------------
                                       ACACIA                                          ACACIA
                                       TECHNO-    COMBI-                               TECHNO-    COMBI-
                                       LOGIES     MATRIX       ELIMI-      CONSOL-     LOGIES     MATRIX      ELIMI-       CONSOL-
                                       GROUP      GROUP        NATIONS     IDATED      GROUP      GROUP       NATIONS      IDATED
                                      ---------   ---------   ----------  ---------   ---------   ---------   ----------  ---------
Cash flows from operating activities:
  Net income (loss) from continuing
   operations ....................... $  (3,424)  $  (6,733)  $      --   $ (10,157)  $  (2,038)  $   8,376   $      --   $   6,338
     Adjustments to reconcile net
        income (loss) from continuing
        operations to net cash used
        in operating activities:
     Depreciation and amortization ..     2,279       1,079          --       3,358         275       1,128          --       1,403
     Non-cash stock compensation ....        --        (111)         --        (111)         --         578          --         578
     Deferred tax benefit ...........       (71)        (69)         --        (140)        (72)        (68)         --        (140)
     Non-cash legal settlement
        charges (credits) ...........        --        (195)         --        (195)         --         866          --         866
     Other ..........................        --          46          --          46          --         (55)         --         (55)
Changes in assets and liabilities,
   excluding effect of business
   acquisition:
     Accounts receivable ............      (457)     (1,202)         --      (1,659)        (26)       (412)         --        (438)
     Prepaid expenses, inventory and
        other assets ................      (387)       (206)        (32)       (625)       (440)        (31)        267        (204)
     Accounts payable, accrued
        expenses and other ..........      (869)        453          32        (384)        994         536        (267)      1,263
     Royalties and legal fees payable       447          --          --         447          --          --          --          --
     Deferred revenues ..............       153         (24)         --         129         309     (17,518)         --     (17,209)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
     Net cash used in operating
        activities from continuing
        operations ..................    (2,329)     (6,962)         --      (9,291)       (998)     (6,600)         --      (7,598)
     Net cash used in operating
        activities from discontinued
        operations ..................      (433)         --          --        (433)       (311)         --          --        (311)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
     Net cash used in operating
        activities ..................    (2,762)     (6,962)         --      (9,724)     (1,309)     (6,600)         --      (7,909)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Cash flows from investing activities:
     Purchase of property and
        equipment ...................       (59)       (453)         --        (512)        (53)       (262)         --        (315)
     Purchase of available-for-sale
        investments .................   (26,296)    (11,952)         --     (38,248)     (5,948)    (31,733)         --     (37,681)
     Sale of available-for-sale
        investments .................    12,150      24,132          --      36,282       3,000      18,860          --      21,860
     Business acquisition ...........    (5,796)         --          --      (5,796)         --          --          --          --
     Purchase of additional interests
        in equity method investee ...        --        (600)         --        (600)         --          --          --          --
     Patent acquisition costs .......      (325)         --          --        (325)         --          --          --          --
     Other ..........................        --          --          --          --          (5)         --          --          (5)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

     Net cash provided by (used in)
        investing activities from
        continued operations ........   (20,326)     11,127          --      (9,199)     (3,006)    (13,135)         --     (16,141)
     Net cash used in investing
        activities from discontinued
        operations ..................        --          --          --          --        (198)         --          --        (198)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
     Net cash provided by (used in)
        investing activities ........   (20,326)     11,127          --      (9,199)     (3,204)    (13,135)         --     (16,339)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

Cash flows from financing activities:
     Net cash attributed to the
        Acacia Technologies group ...    19,479          --          --      19,479        (155)         --          --        (155)
     Net cash attributed to the
        CombiMatrix group ...........        --         327          --         327          --      18,561          --      18,561
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

     Net cash provided by (used in)
        financing activities ........    19,479         327          --      19,806        (155)     18,561          --      18,406
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

          Effect of exchange rate on
             cash ...................        --          21          --          21          --          (6)         --          (6)
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

          Increase (decrease) in cash
             and cash equivalents ...    (3,609)      4,513          --         904      (4,668)     (1,180)         --      (5,848)

          Cash and cash equivalents,
             beginning ..............    15,750       2,985          --      18,735      20,392       3,807          --      24,199
                                      ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

          Cash and cash equivalents,
             ending ................. $  12,141   $   7,498   $      --   $  19,639   $  15,724   $   2,627   $      --   $  18,351
                                      =========   =========   =========   =========   =========   =========   =========   =========


                                                  COMBIMATRIX GROUP
                                     (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                   BALANCE SHEETS
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)


                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          2005              2004
                                                                                      ------------      ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents ..................................................     $      7,498      $      2,985
     Available-for-sale investments .............................................            8,675            20,727
     Accounts receivable ........................................................            1,545               343
     Inventory, prepaid expenses and other assets ...............................              484               229
                                                                                      ------------      ------------
          Total current assets ..................................................           18,202            24,284

Property and equipment, net of accumulated depreciation .........................            2,267             2,330
Patents, net of accumulated amortization of $3,622 (2005) and $3,074 (2004) .....            8,473             9,021
Goodwill ........................................................................           19,424            19,424
Other assets ....................................................................              820               329
                                                                                      ------------      ------------
                                                                                      $     49,186      $     55,388
                                                                                      ============      ============

                      LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
     Accounts payable, accrued expenses and other ...............................     $      2,771      $      1,964
     Current portion of deferred revenues .......................................              144                66
     Payable to Acacia Technologies group .......................................               87               119
                                                                                      ------------      ------------
          Total current liabilities .............................................            3,002             2,149

Deferred income taxes ...........................................................            2,043             2,112
Deferred revenues, net of current portion .......................................            3,791             3,893
Other liabilities ...............................................................              211               406
                                                                                      ------------      ------------
          Total liabilities .....................................................            9,047             8,560
                                                                                      ------------      ------------

Commitments and contingencies (Note 6)

Allocated net worth:

     Funds allocated by Acacia Research Corporation .............................          159,100           159,056

     Accumulated net losses .....................................................         (118,961)         (112,228)
                                                                                      ------------      ------------

          Total allocated net worth .............................................           40,139            46,828
                                                                                      ------------      ------------
                                                                                      $     49,186      $     55,388
                                                                                      ============      ============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         COMBIMATRIX GROUP
                                            (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                      STATEMENTS OF OPERATIONS
                                                           (IN THOUSANDS)
                                                            (UNAUDITED)


                                                                 FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                              ---------------------------------   ---------------------------------
                                                               JUNE 30, 2005     JUNE 30, 2004     JUNE 30, 2005     JUNE 30, 2004
                                                              ---------------   ---------------   ---------------   ---------------
Revenues:
     Research and development contract .....................  $            --   $            --   $            --   $        17,302
     Government contract ...................................            1,281               701             2,012               918
     Products and services .................................              576                49               914               146
                                                              ---------------   ---------------   ---------------   ---------------
          Total revenues ...................................            1,857               750             2,926            18,366
                                                              ---------------   ---------------   ---------------   ---------------

Operating expenses:
     Cost of government contract revenues ..................            1,209               653             1,900               858
     Cost of product sales .................................              190                36               353                40
     Research and development expenses .....................            1,415             1,409             2,555             2,792
     Non-cash stock compensation amortization
        - research and development .........................               --                32                --               101
     Marketing, general and administrative expenses ........            2,502             2,228             4,781             4,506
     Non-cash stock compensation amortization - marketing,
        general and administrative .........................               15               143              (111)              477
     Amortization of patents ...............................              274               274               548               548
     Legal settlement charges (credits) ....................              (16)             (391)             (195)              866
                                                              ---------------   ---------------   ---------------   ---------------
          Total operating expenses .........................            5,589             4,384             9,831            10,188
                                                              ---------------   ---------------   ---------------   ---------------
          Operating income (loss) ..........................           (3,732)           (3,634)           (6,905)            8,178
                                                              ---------------   ---------------   ---------------   ---------------

Other income (expense):
     Interest income .......................................              104                84               206               130
     Other expense .........................................              (63)               --              (102)               --
                                                              ---------------   ---------------   ---------------   ---------------
          Total other income ...............................               41                84               104               130
                                                              ---------------   ---------------   ---------------   ---------------

Income (loss) from operations before income taxes ..........           (3,691)           (3,550)           (6,801)            8,308

Benefit for income taxes ...................................               34                34                68                68
                                                              ---------------   ---------------   ---------------   ---------------

Division net income (loss) .................................  $        (3,657)  $        (3,516)  $        (6,733)  $         8,376
                                                              ===============   ===============   ===============   ===============


                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                               COMBIMATRIX GROUP
                                  (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                            STATEMENTS OF CASH FLOWS
                                                 (IN THOUSANDS)
                                                  (UNAUDITED)


                                                                                 FOR THE SIX MONTHS ENDED
                                                                           ------------------------------------
                                                                            JUNE 30, 2005        JUNE 30, 2004
                                                                           ---------------      ---------------
Cash flows from operating activities:
  Division net income (loss) from operations .........................     $        (6,733)     $         8,376
  Adjustments to reconcile division net income (loss) from
    operations to net cash used in operating activities:
      Depreciation and amortization ..................................               1,079                1,128
      Non-cash stock compensation ....................................                (111)                 578
      Deferred tax benefit ...........................................                 (69)                 (68)
      Non-cash legal settlement charges (credits) ....................                (195)                 866
      Other ..........................................................                  46                  (55)
Changes in assets and liabilities:
      Accounts receivable ............................................              (1,202)                (412)
      Inventory, prepaid expenses and other assets ...................                (206)                 (31)
      Accounts payable, accrued expenses and other ...................                 453                  536
      Deferred revenues ..............................................                 (24)             (17,518)
                                                                           ---------------      ---------------

      Net cash used in operating activities ..........................              (6,962)              (6,600)
                                                                           ---------------      ---------------

Cash flows from investing activities:
      Purchase of property and equipment .............................                (453)                (262)
      Purchase of available-for-sale investments .....................             (11,952)             (31,733)
      Sale of available-for-sale investments .........................              24,132               18,860
      Purchase of additional interests in equity method investee .....                (600)                  --
                                                                           ---------------      ---------------

      Net cash provided by (used in) investing activities ............              11,127              (13,135)
                                                                           ---------------      ---------------

Cash flows from financing activities:
      Net cash flows attributed to the CombiMatrix group .............                 327               18,561
                                                                           ---------------      ---------------

Effect of exchange rate on cash ......................................                  21                   (6)
                                                                           ---------------      ---------------

Increase (decrease) in cash and cash equivalents .....................               4,513               (1,180)

Cash and cash equivalents, beginning .................................               2,985                3,807
                                                                           ---------------      ---------------


Cash and cash equivalents, ending ....................................     $         7,498      $         2,627
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

         Our life sciences business, referred to as the "CombiMatrix group," a division of Acacia Research Corporation, is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's wholly owned subsidiaries, CombiMatrix Molecular Diagnostics, Inc. and CombiMatrix K.K. and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation's life sciences business.

         The CombiMatrix group is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies and products in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc., a wholly owned subsidiary located in Irvine, California, is exploring opportunities for the CombiMatrix group's arrays in the field of clinical diagnostics. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, Japan, is exploring opportunities for CombiMatrix Corporation's array system with pharmaceutical and biotechnology companies in the Asian market.

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

          BASIS OF PRESENTATION. The unaudited interim CombiMatrix group financial statements as of June 30, 2005, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the CombiMatrix group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2004. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The CombiMatrix group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of its financial position as of June 30, 2005, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the entire year.

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

         Revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable by the CombiMatrix group in connection with other rights and services that represent continuing obligations of the CombiMatrix group, are deferred until all of the elements have been delivered or until the CombiMatrix group has established objective and verifiable evidence of the fair value of the undelivered elements.

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

         Deferred revenues arise from payments received in advance of the culmination of the earnings process. Deferred revenues expected to be recognized within the next twelve months are classified within current liabilities. Deferred revenues will be recognized as revenue in future periods when the applicable revenue recognition, criteria as described above, are met.

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


4.   INTANGIBLE ASSETS

          The CombiMatrix group's only identifiable intangible assets are patents, which have remaining economic useful lives up to 2020. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2009 is estimated to be $1,095,000 per year. At June 30, 2005, and December 31, 2004, all of the CombiMatrix group's acquired intangible assets other than goodwill were subject to amortization.


5.   RESEARCH AND DEVELOPMENT CONTRACT REVENUES

         In August 2004, the CombiMatrix group received a $1,000,000 upfront payment from Furuno Electric Co., LTD ("Furuno") as part of a multi-year collaboration agreement to develop a bench-top array synthesizer for commercial applications. In 2003, the CombiMatrix group received upfront and milestone payments from Toppan Printing Co., LTD. ("Toppan") totaling $2,400,000, pursuant to a multi-year collaboration and supply agreement to develop and manufacture arrays using the CombiMatrix group's proprietary electrochemical detection approach. The payments received from Furuno and Toppan are included in deferred revenues at June 30, 2005, and December 31, 2004, in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements.

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


6.   COMMITMENTS AND CONTINGENCIES

         In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. ("Leuchemix"), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly over the two-year period commencing with the fourth quarter of 2004. In accordance with the terms of the purchase agreement, the CombiMatrix group made scheduled investments totaling $600,000 during the six months ended June 30, 2005, resulting in an ownership interest of approximately 9.6% as of June 30, 2005. The CombiMatrix group will make additional investments in Leuchemix of $1,000,000 in 2005 and $2,150,000 in 2006, in accordance with the terms of the agreement. The

CombiMatrix group's investment is being accounted for under the equity method as the CombiMatrix group has the ability to exercise significant influence over Leuchemix, primarily due to CombiMatrix Corporation's representation on Leuchemix's board of directors.

         In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $5.9 million. As of June 30, 2005, the biological threat detection contract with the Department of Defense was approximately 68% complete and had approximately $1.4 million of costs remaining to be incurred on the existing contract.

         On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the six months ended June 30, 2005, and 2004, the CombiMatrix group recorded a net non-cash credit totaling $195,000 and a net non-cash charge totaling $866,000, respectively, in connection with certain anti-dilution provisions of the settlement agreement. The related liability reflects management's estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock to be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date pursuant to the anti-dilution terms of the agreement. The liability is adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expire in September 2005.

         In addition to other terms of the settlement agreement, CombiMatrix Corporation is also required to make quarterly payments to Nanogen, Inc. equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalties incurred under the agreement during the six months ended June 30, 2005, and 2004, were $53,000 and $75,000, respectively.

         The CombiMatrix group is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the CombiMatrix group's financial position, results of operations or cash flows.


7.   SUBSEQUENT EVENT

          In June 2005, Acacia Research Corporation obtained commitments to purchase approximately $3.2 million of its AR-CombiMatrix stock in a registered direct offering, which closed on July 5, 2005. Under the terms of the transaction, 1,400,444 shares of AR-CombiMatrix stock were sold at $2.25 per share to a select group of institutional investors. The net proceeds, totaling approximately $3.1 million, which are net of offering costs, were allocated to the CombiMatrix group and are expected to be used for general working capital purposes. All of the shares of AR-CombiMatrix stock were offered by Acacia Research Corporation pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.

                                              ACACIA TECHNOLOGIES GROUP
                                     (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                   BALANCE SHEETS
                                                   (IN THOUSANDS)
                                                     (UNAUDITED)


                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          2005              2004
                                                                                      ------------      ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents ..................................................     $     12,141      $     15,750
     Short-term investments .....................................................           27,017            12,896
     Accounts receivable ........................................................              650               193
     Prepaid expenses and other assets ..........................................            1,083               754
     Receivable from CombiMatrix group ..........................................               87               119
                                                                                      ------------      ------------
          Total current assets ..................................................           40,978            29,712

Property and equipment, net of accumulated depreciation .........................              137               104
Patents, net of accumulated amortization of $3,936 (2005) and $1,684 (2004)                 26,343             3,042
Goodwill ........................................................................              121               121
Other assets ....................................................................               79                79
                                                                                      ------------      ------------
                                                                                      $     67,658      $     33,058
                                                                                      ============      ============

                      LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
     Accounts payable and accrued expenses ......................................     $      1,232      $      2,175
     Royalties and legal fees payable ...........................................              447                --
     Current portion of deferred revenues .......................................              438               428
                                                                                      ------------      ------------
          Total current liabilities .............................................            2,117             2,603

Deferred income taxes ...........................................................              798               869
Deferred revenues, net of current portion .......................................              143                --
Other liabilities ...............................................................              196                --
                                                                                      ------------      ------------
          Total liabilities .....................................................            3,254             3,472
                                                                                      ------------      ------------

Minority interests ..............................................................              482               778
                                                                                      ------------      ------------

Commitments and contingencies (Note 7)

Allocated net worth:

     Funds allocated by Acacia Research Corporation .............................          143,565           104,817

     Accumulated net losses .....................................................          (79,643)          (76,009)
                                                                                      ------------      ------------

          Total allocated net worth .............................................           63,922            28,808
                                                                                      ------------      ------------

                                                                                      $     67,658      $     33,058
                                                                                      ============      ============


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                         29

                                                     ACACIA TECHNOLOGIES GROUP
                                            (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                      STATEMENTS OF OPERATIONS
                                                           (IN THOUSANDS)
                                                            (UNAUDITED)


                                                               FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                           ----------------------------------    ----------------------------------
                                                            JUNE 30, 2005      JUNE 30, 2004      JUNE 30, 2005      JUNE 30, 2004
                                                           ---------------    ---------------    ---------------    ---------------
Revenues:
     License fees ......................................   $         2,682    $           666    $         4,545    $         1,265
                                                           ---------------    ---------------    ---------------    ---------------
          Total revenues ...............................             2,682                666              4,545              1,265
                                                           ---------------    ---------------    ---------------    ---------------

Operating expenses:
     Marketing, general and administrative expenses ....             1,759              1,160              3,369              2,166
     Legal expenses - patents ..........................               536                576              1,097              1,178
     Contingent legal fees and inventor royalties
        expense - patents ..............................             1,120                 --              1,767                 --
     Amortization of patents ...........................             1,336                125              2,252                250
                                                           ---------------    ---------------    ---------------    ---------------
          Total operating expenses .....................             4,751              1,861              8,485              3,594
                                                           ---------------    ---------------    ---------------    ---------------
          Operating loss ...............................            (2,069)            (1,195)            (3,940)            (2,329)
                                                           ---------------    ---------------    ---------------    ---------------

Other income:
     Interest income ...................................               278                108                449                220
     Other income ......................................                 1                 --                  1                 --
                                                           ---------------    ---------------    ---------------    ---------------
          Total other income ...........................               279                108                450                220
                                                           ---------------    ---------------    ---------------    ---------------

Loss from continuing operations before
   income taxes and minority interests .................            (1,790)            (1,087)            (3,490)            (2,109)

Benefit for income taxes ...............................                30                 35                 66                 68
                                                           ---------------    ---------------    ---------------    ---------------

Loss from continuing operations before
   minority interests ..................................            (1,760)            (1,052)            (3,424)            (2,041)

Minority interests .....................................                --                  3                 --                  3
                                                           ---------------    ---------------    ---------------    ---------------
Loss from continuing operations ........................            (1,760)            (1,049)            (3,424)            (2,038)

Discontinued operations:

     Estimated loss on disposal of discontinued
        operations .....................................                --               (104)              (210)              (104)
                                                           ---------------    ---------------    ---------------    ---------------
Division net loss ......................................   $        (1,760)   $        (1,153)   $        (3,634)   $        (2,142)
                                                           ===============    ===============    ===============    ===============


                             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                                30

                                               ACACIA TECHNOLOGIES GROUP
                                      (A DIVISION OF ACACIA RESEARCH CORPORATION)
                                                STATEMENTS OF CASH FLOWS
                                                     (IN THOUSANDS)
                                                      (UNAUDITED)


                                                                                        FOR THE SIX MONTHS ENDED
                                                                                  -------------------------------------
                                                                                   JUNE 30, 2005         JUNE 30, 2004
                                                                                  ---------------       ---------------
Cash flows from operating activities:
     Division net loss from continuing operations ...........................     $        (3,424)      $        (2,038)
 Adjustments to reconcile division net loss from continuing
   operations to net cash used in operating activities:
     Depreciation and amortization ..........................................               2,279                   275
     Deferred tax benefit ...................................................                 (71)                  (72)
Changes in assets and liabilities, excluding effect of business acquisitions:
     Accounts receivable ....................................................                (457)                  (26)
     Prepaid expenses and other assets ......................................                (387)                 (440)
     Accounts payable and accrued expenses ..................................                (869)                  994
     Royalties and legal fees payable .......................................                 447                    --
     Deferred revenues ......................................................                 153                   309
                                                                                  ---------------       ---------------

     Net cash used in operating activities from continuing operations .......              (2,329)                 (998)
     Net cash used in operating activities from discontinued operations .....                (433)                 (311)
                                                                                  ---------------       ---------------
     Net cash used in operating activities ..................................              (2,762)               (1,309)
                                                                                  ---------------       ---------------

Cash flows from investing activities:
     Purchase of property and equipment .....................................                 (59)                  (53)
     Purchase of available-for-sale investments .............................             (26,296)               (5,948)
     Sale of available-for-sale investments .................................              12,150                 3,000
     Business acquisition ...................................................              (5,796)                   --
     Patent acquisition costs ...............................................                (325)                   --
     Other ..................................................................                  --                    (5)
                                                                                  ---------------       ---------------

     Net cash used in investing activities from continued operations ........             (20,326)               (3,006)
     Net cash used in investing activities from discontinued operations .....                  --                  (198)
                                                                                  ---------------       ---------------
     Net cash used in investing activities ..................................             (20,326)               (3,204)
                                                                                  ---------------       ---------------

Cash flows from financing activities:
     Net cash flows attributed to the Acacia Technologies group .............              19,479                  (155)
                                                                                  ---------------       ---------------

Decrease in cash and cash equivalents .......................................              (3,609)               (4,668)

Cash and cash equivalents, beginning ........................................              15,750                20,392
                                                                                  ---------------       ---------------

Cash and cash equivalents, ending ...........................................     $        12,141       $        15,724
                                                                                  ===============       ===============


                       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                                          31

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

         Our intellectual property licensing and enforcement business, referred to as the "Acacia Technologies group," a division of Acacia Research Corporation, is currently comprised of certain of Acacia Research Corporation's wholly owned subsidiaries and limited liability companies including: Acacia Global Acquisition Corporation, Acacia Media Technologies Corporation, Acacia Patent Acquisition Corporation, Acacia Technologies Services Corporation, AV Technologies LLC, Broadcast Innovation LLC, Computer Cache Coherency Corporation, Computer Docking Station Corporation, Data Encryption Corporation, Data Innovation LLC, Financial Services Innovation LLC, Information Technology Innovation LLC, InternetAd LLC, IP Innovation LLC, KY Data Systems LLC, Microprocessor Enhancement Corporation, New Medium LLC, TechSearch LLC, VData LLC, Soundview Technologies, Inc. and Spreadsheet Automation Corporation, and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the Acacia Research Corporation's intellectual property licensing and enforcement business. See Note 6 for information on Acacia Global Acquisition Corporation's recent business acquisition.

         The Acacia Technologies group develops, acquires, licenses and enforces patented technologies. The Acacia Technologies group controls 31 patent portfolios, which include over 120 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries including Audio/Video Enhancement & Synchronization, Broadcast Data Retrieval, Compact Disk, Computer Memory Cache Coherency, Credit Card Fraud Protection, Data Encryption & Product Activation, Digital Media Transmission ("DMT(R)"), Digital Video Production, Dynamic Manufacturing Modeling, Enhanced Internet Navigation, Hearing Aid ECM, Image Resolution Enhancement, Interactive Data Sharing, Interactive Television, Interstitial Internet Advertising, Laptop Docking Station Connectivity, Microprocessor Enhancement, Multi-dimensional Bar Codes, Network Data Storage, Resource Scheduling, Rotational Video Imaging and Spreadsheet Automation.

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

         BASIS OF PRESENTATION. The unaudited interim Acacia Technologies group financial statements as of June 30, 2005, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the Acacia Technologies group financial statements and Acacia Research Corporation's consolidated financial statements and notes thereto for the year ended December 31, 2004. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

         The Acacia Technologies group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of its financial position as of June 30, 2005, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the entire year.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES. In connection with the preparation of Acacia Research Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, we concluded that it was appropriate to classify the Acacia Technologies group's auction rate municipal bonds and variable rate municipal demand notes as current investments. Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Acacia Technologies group has revised its prior classification to report these securities as current investments in its Consolidated Balance Sheet as of June 30, 2004. The Acacia Technologies group has also made corresponding adjustments to its Consolidated Statement of Cash Flows for the six months ended June 30, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Acacia Technologies group's previously reported Consolidated Statements of Cash Flows, or previously reported Consolidated Statements of Income for any period.

         As of June 30, 2004, and December 31, 2003, before this revision in classification, $12,750,000 and $7,750,000, respectively, of these current investments were classified as cash and cash equivalents on the Acacia Technologies group's Consolidated Balance Sheets. For the six months ended June 30, 2004, before this revision in classification, net cash used in investing activities related to these current investments of $5,000,000 were included in cash and cash equivalents in the Acacia Technologies group's Consolidated Statement of Cash Flows.

         REVENUE RECOGNITION. Under the terms of its license agreements, the Acacia Technologies group grants non-exclusive licenses for the use of its patented technologies. In general, pursuant to the terms of the Acacia Technologies group's agreements with its licensees, upon the grant of the licenses, the Acacia Technologies group has no further obligations with respect to the licenses granted. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

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

         Certain license agreements provide for the payment of contractually determined paid-up license fees in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by the Acacia Technologies group's patented technologies. Certain of these agreements also provide for future royalties or additional required payments based on future activities. The execution of these license agreements may also result in the dismissal of any pending litigation. Pursuant to the terms of these agreements, the Acacia Technologies group has no further obligation with respect to the grant of the non-exclusive retroactive and future license, including no express or implied obligation on the Acacia Technologies group's part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the license upon execution of the agreement. As such, the earnings process is generally complete upon the execution of the agreement, and revenue is recognized upon execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met.

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

         As a result of the Acacia Technologies group's licensing and any related intellectual property enforcement activities, the Acacia Technologies group may recognize royalty revenues that relate to prior period activities of our licensees. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts are recognized in the period the adjustment is determined as a change in accounting estimate.

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


4.   INTANGIBLE ASSETS

         The Acacia Technologies group's only identifiable intangible assets are patents and patent rights which have remaining economic useful lives of between 2 and 7 years. The weighted average remaining economic useful life of the Acacia Technologies group's patents is approximately 6 years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2009 is estimated to be $4,914,000 in 2005, $5,324,000 in 2006, $5,272,000 in 2007,
$3,951,000 in 2008 and $3,504,000 in 2009. At June 30, 2005, and December 31,
2004, all of the Acacia Technologies group's acquired intangible assets other than goodwill were subject to amortization.

         See Note 8 for additions to patent related intangibles during the six months ended June 30, 2005.


5.   EQUITY FINANCING

         In February 2005, Acacia Research Corporation raised gross proceeds of $19,600,000 through the sale of 3,500,000 shares of AR-Acacia Technologies stock at a price of $5.60 per share in a registered direct offering. Net proceeds raised of approximately $19,530,000, which are net of related issuance costs, were attributed to the Acacia Technologies group and will be used for general working capital purposes. The shares of AR-Acacia Technologies stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.


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

         The acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangibles and liabilities assumed, based on their estimated fair market values at the date of acquisition. The consolidated statement of operations includes the results of the acquired companies beginning on January 28, 2005, the date of acquisition. The aggregate purchase consideration was approximately $25,089,000, including $5.0 million of cash, the issuance of 3,938,832 shares of AR-Acacia Technologies stock valued at $19,293,000 (net of estimated common stock registration costs of $212,000) and acquisition costs, including registration costs, of $796,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced.

         The following table summarizes the total purchase consideration and the allocation of the consideration paid to the estimated fair value of the assets acquired and liabilities assumed (in thousands):

         Purchase Consideration:
              Cash paid ...................................................................     $     5,000
              Fair value of AR-Acacia Technologies stock issued (1) .......................          19,293
              Acquisition and registration  costs .........................................             796
                                                                                                -----------
         Total purchase consideration .....................................................     $    25,089
                                                                                                ===========

         Purchase Price Allocation:
             Estimated fair value of net tangible assets acquired at January 28, 2005 .....     $       (49)
             Intangible assets acquired - patents and patent rights (1) ...................          25,138
                                                                                                -----------
          Total ...........................................................................     $    25,089
                                                                                                ===========

         --------------------
         (1)  Reflects non-cash investing activity.

         Management was primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed at the date of acquisition. Management considered a number of factors, including reference to an independent valuation. The patents and patent rights acquired were valued using a discounted cash flow model on a patent portfolio by portfolio basis, which estimated the future net cash flows expected to result from the licensing of each portfolio, taking into account potential infringers of the patents, usage of the underlying technologies, estimated license fee revenues, contingent legal fee arrangements, inventor royalties due to former patent holders, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. Management's valuation resulted in an estimated fair value of patent related assets acquired of approximately $27,000,000, resulting in approximately $1,900,000 of excess fair value over the cost of net assets acquired, which has been allocated as a pro rata reduction to the amounts that otherwise would have been assigned to the assets acquired, in accordance with the purchase method of accounting.

         Amounts attributable to patents and patent rights acquired are amortized using the straight-line method over the estimated economic useful lives of the underlying patents which range from two to seven years. The estimated weighted average useful life of amortizable patent related intangibles acquired is approximately 6 years.

         In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC who, as a result of the acquisition transaction, is also a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the three and six months ended June 30, 2005, include $271,000 and $466,000, respectively, in expenses related to the consulting agreement. Consulting services to be performed consist primarily of consultation on intellectual property matters associated with the patents and patent rights acquired in the transaction. The consulting fees will be expensed in the consolidated statement of operations as the consulting services are rendered during the two-year term of the consulting agreement. Acacia Global Acquisition Corporation may terminate the consulting agreement for cause as provided for in the agreement. The consulting agreement also contains certain automatic termination provisions, including; the failure by Acacia Global Acquisition Corporation to make timely consulting payments in accordance with the agreement; a significant decrease in working capital of Acacia Research Corporation, as defined in the agreement; material breach of the agreement by Acacia Global Acquisition Corporation; and the death of the consultant. Any occurrence of these conditions may require the payment of all remaining consulting fees outstanding under the agreement within thirty days of the occurrence of the termination event. Acacia Research Corporation also executed an agreement guaranteeing Acacia Global Acquisition Corporation's performance of its obligations under the consulting agreement.

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

7.   COMMITMENTS AND CONTINGENCIES

         In connection with the acquisition of certain patents and patent rights, certain companies included in the Acacia Technologies group executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net license fee revenues (as defined in the respective agreements) generated by the Acacia Technologies group as a result of licensing the respective patents or patent portfolios. Inventor royalties paid pursuant to the agreements are expensed in the consolidated statement of operations in the period that the related license fee revenues are recognized.

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

         The remaining Non-Soundview, Inc. parties in the Acacia Technologies group's V-chip patent infringement lawsuit, which concluded in August 2004, filed a motion before the United States District Court for the District of Connecticut seeking reimbursement of certain attorney's fees. On July 13, 2005, the Court entered an Order denying the motion in part, and granting the motion in part. The motion was denied with respect to Soundview Inc.'s patent infringement allegations, which the Court ruled were not asserted in bad faith. The motion was granted with respect to certain anti-trust allegations asserted subsequent to the Court's ruling of non-infringement in August 2004. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Acacia Technologies group's financial position, results of operations or cash flows.


8.   DISCONTINUED OPERATIONS

         Results for the six months ended June 30, 2005 and June 30, 2004, include a $210,000 and $104,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which are guaranteed by Acacia Research Corporation, expire in August 2005.


9.   SUBSEQUENT EVENTS

         In July 2005, Intel Corporation filed a Complaint in the District Court for the Northern District of Illinois against Information Technology LLC, a wholly owned subsidiary that is part of the Acacia Technologies group, seeking a Declaratory Judgment of non-infringement of a patent relating to Information Technology's Dynamic Manufacturing Modeling technology.

         In July 2005, Spreadsheet Automation Corporation, a wholly owned subsidiary that is part of the Acacia Technologies group, commenced a patent infringement lawsuit in the District Court for the Eastern District of Texas against Microsoft Corporation. The suit alleges the unauthorized use by certain Microsoft products, including without limitation certain versions of Microsoft Access and Microsoft Excel, of our Spreadsheet Automation technology.

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

         The following discussion is based primarily on our unaudited consolidated balance sheet as of June 30, 2005, and on our unaudited consolidated statement of operations for the period from January 1, 2005, to June 30, 2005. The discussion compares the activities for the three and six months ended June 30, 2005, to the activities for the three and six months ended June 30, 2004. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. This information should also be read in conjunction with the "Risk Factors" incorporated by reference elsewhere in this section.

         Acacia Research Corporation is comprised of two operating groups, the CombiMatrix group and the Acacia Technologies group.

COMBIMATRIX GROUP

         Our life sciences business, referred to as the "CombiMatrix group," a division of Acacia Research Corporation, is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation's wholly owned subsidiaries, CombiMatrix Molecular Diagnostics, Inc. and CombiMatrix K.K. and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation's life sciences business.

         The CombiMatrix group is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies and products in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc., a wholly owned subsidiary located in Irvine, California, is exploring opportunities for the CombiMatrix group's arrays in the field of clinical diagnostics. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, Japan, is exploring opportunities for CombiMatrix Corporation's array system with pharmaceutical and biotechnology companies in the Asian market.

ACACIA TECHNOLOGIES GROUP

         Our intellectual property licensing and enforcement business, referred to as the "Acacia Technologies group," a division of Acacia Research Corporation, is currently comprised of certain of Acacia Research Corporation's wholly owned subsidiaries and limited liability companies including: Acacia Global Acquisition Corporation, Acacia Media Technologies Corporation, Acacia Patent Acquisition Corporation, Acacia Technologies Services Corporation, AV Technologies LLC, Broadcast Innovation LLC, Computer Cache Coherency Corporation, Computer Docking Station Corporation, Data Encryption Corporation, Data Innovation LLC, Financial Services Innovation LLC, Information Technology Innovation LLC, InternetAd LLC, IP Innovation LLC, KY Data Systems LLC, Microprocessor Enhancement Corporation, New Medium LLC, TechSearch LLC, VData LLC, Soundview Technologies, Inc., and Spreadsheet Automation Corporation and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to the Acacia Research Corporation's intellectual property licensing and enforcement business.

         The Acacia Technologies group develops, acquires, licenses and enforces patented technologies. The Acacia Technologies group controls 31 patent portfolios, which include over 120 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries including Audio/Video Enhancement & Synchronization, Broadcast Data Retrieval, Compact Disk, Computer Memory Cache Coherency, Credit Card Fraud Protection, Data Encryption & Product Activation, Digital Media Transmission, or DMT(R), Digital Video Production, Dynamic Manufacturing Modeling, Enhanced Internet Navigation, Hearing Aid ECM, Image Resolution Enhancement, Interactive Data Sharing, Interactive Television, Interstitial Internet Advertising, Laptop Docking Station Connectivity, Microprocessor Enhancement, Multi-dimensional Bar Codes, Network Data Storage, Resource Scheduling, Rotational Video Imaging and Spreadsheet Automation.

ACQUISITION

         On January 28, 2005, Acacia Global Acquisition Corporation acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies, or GPH Acquisition. The acquisition provided the Acacia Technologies group 100% ownership of companies that control 27 patent portfolios, which included 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries.

         The acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangibles and liabilities assumed, based on their estimated fair market values at the date of acquisition. The consolidated statement of operations includes the results of the acquired companies beginning on January 28, 2005, the date of acquisition. The aggregate purchase consideration was approximately $25.1 million, including $5.0 million of cash, the issuance of 3,938,832 shares of Acacia Research-Acacia Technologies common stock, or AR-Acacia Technologies stock, valued at $19.3 million (net of estimated common stock registration costs of $212,000) and acquisition costs, including registration costs, of $796,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced. Net tangible assets acquired were not material. $25.1 million of the purchase price was allocated to patent related intangible assets acquired, which are being amortized on a straight-line basis over a weighted average estimated economic useful life of 6 years.

OVERVIEW

COMBIMATRIX GROUP

         During the three and six months ended June 30, 2005, the CombiMatrix group's operating activities included the recognition of $1.9 million and $2.9 million in revenues, including $1.3 million and $2.0 million in government contract revenues under its two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological threat agents, and $576,000 and $914,000 in CustomArray(TM) product, capital equipment and service revenues, respectively. CustomArray(TM) product, capital equipment and service revenues increased 70% over the prior quarter and have increased each quarter since the launch of CustomArray(TM) in March of 2004, signaling continued growth of the CombiMatrix's business and acceptance of its products and services in the marketplace. Research and development expenses, excluding government contract costs, increased from the previous quarter due to ongoing internal research and development efforts to improve and expand the CombiMatrix group's technology and product offerings.

         During the second quarter of 2005, CombiMatrix Corporation formed a wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc., or CMD, for the purpose of exploiting the opportunities in the clinical diagnostics market for the CombiMatrix group's microarray technology. CMD is a California corporation located in Irvine. As of June 30, 2005, CMD had 8 employees, including several former executives of US Labs and other laboratory diagnostic companies. This experienced management team will lead the CombiMatrix group's efforts in developing and selling array-based products and services to the diagnostics marketplace. CMD currently leases approximately 3,500 square feet of lab space in Irvine, California and is in the process of applying for it's Clinical Laboratory Improvement Amendment, or CLIA, certification necessary to perform laboratory operations for customers.

         The CombiMatrix group established additional strategic alliances during the three months ended June 30, 2005, as follows:

         o In May 2005 the CombiMatrix group entered into a non-exclusive distribution agreement with Inter Medical to distribute CustomArray(TM) microarray products in Japan. Under the agreement, Inter Medical will market, sell and service the CustomArray(TM) products in the Japanese marketplace.

         o In June 2005, the CombiMatrix group entered into a co-development agreement with STMicroelectronics, or ST, a global leader in the development and manufacturing of semiconductor products. The co-development is to add the CombiMatrix group's proprietary electro-chemical detection technology to ST's In-Check(TM) lab-on-chip platform and to evaluate the combined system. ST's In-Check platform is designed to address research and point-of-care diagnostics markets. Under the terms of the agreement, ST will financially support the CombiMatrix group in this work.

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

         o In February 2005, the CombiMatrix group entered into a broad cross-licensing and collaboration agreement with Benitec, Ltd., or Benitec, a leading RNAi therapeutics company. The CombiMatrix group has non-exclusively licensed to Benitec intellectual property related to the use of cocktails, or pools of siRNAs, as therapeutic agents against viral diseases. In addition, Benitec will also receive a co-exclusive sublicense to two specific sequences targeting key genes of HIV that the CombiMatrix group previously exclusively licensed from its partner irsiCaixa.

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

         During the three and six months ended June 30, 2005, the CombiMatrix group made progress in several facets of its business including sales growth, advancement of its drug development programs, entrance into the molecular diagnostics market, advances in programs with its existing alliance partners, establishment of additional strategic alliances, and continued progress with its government contract work and in other general business initiatives.

         In June 2005, Acacia Research Corporation obtained commitments to purchase approximately $3.2 million of its Acacia Research-CombiMatrix common stock, or AR-CombiMatrix stock, in a registered direct offering, which closed on July 5, 2005. Under the terms of the transaction, 1,400,444 shares of AR-CombiMatrix stock were sold at $2.25 per share to a select group of institutional investors. The net proceeds, totaling approximately $3.1 million, which are net of offering costs, were allocated to the CombiMatrix group. The proceeds from this offering will be used for general working capital purposes.

ACACIA TECHNOLOGIES GROUP

         Revenues for the three and six months ended June 30, 2005, were $2.7 million and $4.5 million, respectively, representing increases of approximately 300% and 259% over the respective comparable 2004 periods. Revenues increased 44% over revenues for the first quarter of 2005. Revenues for the three and six months ended June 30, 2005 were comprised of recurring license fee revenues of $832,000 and $1.6 million, and paid-up license fee revenues of $1.9 million and $2.9 million, respectively. License fee revenues included licensing revenues from our DMT(R) technology and from our credit card fraud protection, computer simulation, digital video production, high capacity compact disk, interactive television and multi-dimensional bar code technologies, which were acquired in the GPH Acquisition transaction.

         The Acacia Technologies group's operating activities for the six months ended June 30, 2005, were principally focused on the continued development, commercialization and enforcement of its patent portfolios, including the pursuit of several licensing programs and execution of licensing agreements associated with the newly acquired patents and patent rights in connection with the GPH Acquisition.

         As of July 2005, the Acacia Technologies group is pursuing 18 licensing and enforcement programs which include its audio/video enhancement and synchronization, broadcast data retrieval, computer memory cache coherency, credit card fraud protection, data encryption and product activation, digital media transmission, digital video production, dynamic manufacturing modeling, image resolution enhancement, interactive television, interstitial Internet advertising, high capacity compact disks, laptop connectivity, microprocessor enhancement, multi-dimensional bar codes, network data storage, spreadsheet automation, and resource scheduling technologies. As of July 2005, the Acacia Technologies group has executed license agreements and recognized revenues from seven of its ongoing licensing and enforcement programs.

         Marketing, general and administrative expenses increased during the three and six months ended June 30, 2005, as compared to the same periods in 2004, due primarily to the hiring of additional patent licensing and business development personnel as we expanded our licensing and enforcement business and an increase in general and administrative expenses in connection with ongoing operations, including GPH Acquisition related consulting fees. Patent related legal expenses decreased during the three and six months ended June 30, 2005, as compared to the same period in 2004, due to a decrease in DMT(R) technology patent prosecution and patent enforcement activity in the quarter. The decrease in patent related legal expenses was partially offset by additional patent related legal expenses associated with ongoing patent prosecution and enforcement activities of several of the companies acquired in the GPH Acquisition.

         During the three and six months ended June 30, 2005, the Acacia Technologies group continued to execute its business strategy in the area of patent portfolio acquisitions, including consummation of the GPH Acquisition and the acquisition of our Laptop Connectivity patent, which relates to a commonly used technology to connect laptop computers to peripheral devices via docking stations. In July 2005, the Acacia Technologies group acquired several patents, related to a letter of intent executed in February 2005, covering electromagnetic compatibility shielding, or ECS, technology commonly incorporated into hearing aids. During the six months ended June 30, 2005, the Acacia Technologies group also executed several additional letters of intent with third party patent holders regarding additional potential patent portfolio purchases. These acquisitions will continue to expand and diversify the Acacia Technologies group's revenue generating opportunities and accelerate the execution of the Acacia Technologies group's business strategy of acquiring, developing and licensing patented technologies.

         In February 2005, Acacia Research Corporation raised gross proceeds of $19.6 million through the sale of 3,500,000 shares of AR-Acacia Technologies common stock at a price of $5.60 per share in a registered direct offering. Net proceeds raised of approximately $19.5 million, which are net of related issuance costs, were attributed to the Acacia Technologies group and will be used for general working capital purposes. The shares of AR-Acacia Technologies common stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

         Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2004 Annual Report on Form 10-K, filed with the SEC on March 15, 2005, in the Notes to the Consolidated Financial Statements and the Critical Accounting Policies section. In addition, refer to Note 2 to the consolidated interim financial statements included elsewhere herein.


ACACIA RESEARCH CORPORATION CONSOLIDATED COMPARISON OF THE RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

NET INCOME (LOSS) (IN THOUSANDS)

                                                      FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                 ------------------------------------      ------------------------------------
                                                  JUNE 30, 2005        JUNE 30, 2004        JUNE 30, 2005        JUNE 30, 2004
                                                 ---------------      ---------------      ---------------      ---------------
Net income (loss) ..........................     $        (5,417)     $        (4,669)     $       (10,367)     $         6,234

         The changes in net income (loss) were primarily due to operating results and activities as discussed below.

REVENUES AND COST OF REVENUES (IN THOUSANDS)

                                                      FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                 ------------------------------------      ------------------------------------
                                                  JUNE 30, 2005        JUNE 30, 2004        JUNE 30, 2005        JUNE 30, 2004
                                                 ---------------      ---------------      ---------------      ---------------
Research and development contract ..........     $            --      $            --      $            --      $        17,302
License fees
     Recurring license fees ................                 832                  666                1,620                1,265
     Paid-up license fees ..................               1,850                   --                2,925                   --
Government contract ........................               1,281                  701                2,012                  918
Cost of government contract revenues .......              (1,209)                (653)              (1,900)                (858)
Products and services ......................                 576                   49                  914                  146
Cost of product sales ......................                (190)                 (36)                (353)                 (40)

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

         LICENSE FEES. Recurring license fee revenues are recognized from Acacia Technologies group licensees that make recurring quarterly or annual license fee payments, in accordance with the terms of their respective license agreements. Paid-up license fee revenues are recognized from Acacia Technologies group licensees that made paid-up license fee payments for past infringement and future use of certain of our patented technologies, in accordance with the terms of their respective license agreements.

         Second quarter 2005 license fee revenues included fees from the licensing of our DMT(R) technology, and from our credit card fraud protection technology, multi-dimensional bar code technology, computer simulation technology, high capacity compact disk technology and interactive television technology, which were acquired in connection with the GPH Acquisition. Recurring license fee revenues in the comparable 2004 periods all relate to our DMT(R) technology.

         The increase in license fee revenues is due primarily to the growth in the number of DMT(R) technology license agreements executed since the end of the 2004 comparable periods, organic growth within our recurring licensee category and the timing of the execution of paid-up license agreements. License fee revenues will fluctuate from period to period based on the types of agreements executed each period (i.e. recurring payments over the license term or fully paid-up license agreements for past infringement and future use of our patented technologies), an increase in license agreements executed, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee payments from licensees, and other factors. Periodic license fee revenues may include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received. Costs incurred in connection with the Acacia Technologies group's ongoing licensing activities are included in marketing, general and administrative expenses.

         GOVERNMENT CONTRACT AND COST OF GOVERNMENT CONTRACT REVENUES. The increase in government contract revenues for the three and six months ended June 30, 2005, as compared to the same periods in 2004, was due to increased development efforts under the CombiMatrix group's two-year, $5.9 million research and development contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological threat agents, which was executed in March 2004. Under the terms of the contract, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group's commitments under this contract. As of June 30, 2005, the contract was approximately 68% complete and the CombiMatrix group had approximately $1.4 million of costs remaining to be incurred on the existing contract. The CombiMatrix group is negotiating additional contracts with the government, which if successful will extend the amount of revenues to be earned beyond what is currently obligated under its existing Department of Defense contract.

         PRODUCT REVENUES AND COST OF PRODUCT SALES. Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group's array products and equipment. The CombiMatrix group launched its CustomArray(TM) 902 DNA array platform in March 2004, its CustomArray(TM) 12K DNA expression array in July 2004 and began selling its DNA array synthesizer during the second quarter of 2005. The increase in sales and cost of sales is due primarily to continued growth and acceptance of its array products, equipment and services in the marketplace since launch in 2004, as well as two full quarter's worth of array sales for the six months ended June 30, 2005, as compared to only four months of sales in the comparable 2004 period.

RESEARCH AND DEVELOPMENT EXPENSES
(IN THOUSANDS)

                                                      FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                 ------------------------------------      ------------------------------------
                                                  JUNE 30, 2005        JUNE 30, 2004        JUNE 30, 2005        JUNE 30, 2004
                                                 ---------------      ---------------      ---------------      ---------------
Research and development expenses ..........     $         1,415      $         1,409      $         2,555      $         2,792

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses, comprised solely of costs incurred by the CombiMatrix group, were relatively flat during the three and six months ended June 30, 2005 and 2004. Several array-related research and development projects undertaken prior to launch of the CustomArray(TM) platform in March 2004 were concluded upon launch, thereby contributing to the slight decrease in research and development expenses during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. Since the launch of CustomArray(TM), the CombiMatrix group has continued internal research and development efforts to improve and expand the CombiMatrix group's technology and product offerings.

         Future research and development expenses will continue to be incurred in connection with the CombiMatrix group's commitments under its collaboration and supply agreements with various strategic partners including Furuno and Toppan, as well as ongoing internal research and development efforts in the areas of genomics, diagnostics, drug discovery and development and material sciences. The CombiMatrix group expects its research and development expenses to continue to fluctuate and such expenses could increase in future periods as additional contract and/or internal research and development agreements are undertaken.


MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES AND LEGAL SETTLEMENT CHARGES (CREDITS)
(IN THOUSANDS)

                                                      FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                 ------------------------------------      ------------------------------------
                                                  JUNE 30, 2005        JUNE 30, 2004        JUNE 30, 2005        JUNE 30, 2004
                                                 ---------------      ---------------      ---------------      ---------------
Marketing, general and administrative
   expenses ................................     $         4,261      $         3,388      $         8,150      $         6,672
Legal expenses - patents ...................                 536                  576                1,097                1,178
Contingent legal fees and inventor
   royalties expense - patents .............               1,120                   --                1,767                   --
Legal settlement charges (credits) .........                 (16)                (391)                (195)                 866

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase in marketing, general and administrative expenses was due to an increase in personnel costs primarily related to the addition of patent licensing and business development personnel for the Acacia Technologies group, an increase in the Acacia Technologies group's consulting expenses primarily related to a consulting agreement executed with the former CEO of Global Patent Holdings, LLC in connection with the GPH Acquisition and an increase in the Acacia Technologies group's general and administrative expenses primarily related to certain of the companies acquired in the GPH Acquisition.

         The increase also reflects an increase in marketing and sales costs related to the CombiMatrix group's CustomArray(TM) platform, which were driven primarily by increases in the CombiMatrix group's sales force as well as expanded marketing and advertising efforts. The increase was partially offset by a decrease in the CombiMatrix group's general and administrative costs related to ongoing operations for the six months ended June 30, 2005.

         A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

                                                       THREE MONTHS           SIX MONTHS
                                                      ---------------      ---------------
                                                       JUNE 30, 2005        JUNE 30, 2005
                                                      ---------------      ---------------
CombiMatrix group:
     Increase in marketing and sales
        expenses ................................     $           179      $           417
     Increase (decrease) in general and
        administrative expenses .................                  95                 (142)

Acacia Technologies group:
     Increase in personnel expenses .............                 229                  460
     Increase in consulting expenses ............                 271                  466
     Increase in general and
        administrative expenses .................                  99                  277

         LEGAL EXPENSE - PATENTS (ACACIA TECHNOLOGIES GROUP ONLY). Patent related legal expenses for the three and six months ended June 30, 2005, included $278,000 and $429,000, respectively, in patent related prosecution and enforcement costs incurred by certain of the companies acquired in the GPH Acquisition. Excluding the impact of the GPH Acquisition, patent related legal expenses decreased to $258,000 and $668,000 for the three and six months ended June 30, 2005, respectively, due to a decrease in costs incurred in connection with the Acacia Technologies group's ongoing DMT(R) patent commercialization and enforcement programs, including decreased legal costs related to new patent claims and a decrease in patent enforcement costs related to ongoing DMT(R) patent related litigation. DMT(R) related legal fees paid to outside attorneys are incurred based on actual time and out-of-pocket expenses incurred by external counsel and fluctuate from period to period based on patent enforcement and prosecution activity in each period. We expect patent related legal expenses to continue to fluctuate based on actual outside patent counsel fees and expenses incurred in connection with the Acacia Technologies group's ongoing patent commercialization and enforcement programs.

         Although most litigation with respect to the patent portfolios acquired in connection with the GPH Acquisition is handled on a contingency basis, where attorneys fees are paid out of license fee revenues collected based on a contractual percentage, certain other costs and expenses in connection with our maintenance, licensing, and enforcement of patents are likely to increase as a result of the acquisition, including patent filing fees, patent development costs, travel costs, expert and consulting fees, and other third-party expenses. In addition, under the various contingency agreements with outside patent law firms, the Acacia Technologies group is required to pay out-of-pocket expenses incurred by these firms in connection with the ongoing litigation, on a monthly basis. We also expect these expenses to fluctuate from quarter to quarter based on the level of enforcement activity each period.

         CONTINGENT LEGAL FEES AND INVENTOR ROYALTIES EXPENSE. During the three and six months ended June 30, 2005, the Acacia Technologies group incurred contingent legal fee expenses totaling $592,000 and $957,000 and inventor royalties expenses totaling $528,000 and $810,000, respectively, in connection with the recognition of paid-up license fee revenues summarized above. The majority of patent and patent rights agreements associated with the patent portfolios acquired in the GPH Acquisition are subject to contingent legal fee arrangements with outside attorneys and also are subject to agreements with inventors that contain provisions granting to the original patent owners the right to receive inventor royalties based on future net revenues, as defined in the respective agreements. As such, contingent legal fees and inventor royalties expenses in future periods will fluctuate in accordance with the timing and amount of related revenues recognized by the Acacia Technologies group from these patent portfolios.

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

AMORTIZATION OF PATENTS (IN THOUSANDS)

                                                      FOR THE THREE MONTHS ENDED                 FOR THE SIX MONTHS ENDED
                                                 ------------------------------------      ------------------------------------
                                                  JUNE 30, 2005        JUNE 30, 2004        JUNE 30, 2005        JUNE 30, 2004
                                                 ---------------      ---------------      ---------------      ---------------
Amortization of patents ....................     $         1,610      $           399      $         2,800      $           798

         AMORTIZATION OF PATENTS. Non-cash patent amortization charges increased due to the amortization of patent related intangibles acquired in connection with the January 28, 2005 GPH Acquisition. Approximately $25.1 million of the purchase consideration paid in the GPH Acquisition was allocated to amortizable patents and related patent rights acquired. Amortization of the newly acquired patents and patent rights for the three and six months ended June 30, 2005, totaled $1.2 million and $2.0 million, respectively. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize the acquired patent related costs over a weighted average economic useful life of approximately 6 years.

OTHER

         Results for the six months ended June 30, 2005 and 2004, include charges, net of minority interests, of $210,000 and $104,000, respectively, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which are guaranteed by Acacia Research Corporation, expire in August 2005.

INFLATION

         Inflation has not had a significant impact on Acacia Research Corporation.

LIQUIDITY AND CAPITAL RESOURCES

         Acacia Research Corporation's consolidated cash and cash equivalents and short-term investments totaled $55.3 million at June 30, 2005, compared to $52.4 million at December 31, 2004. Working capital at June 30, 2005, was $54.1million, compared to $49.2 million at December 31, 2004.

         The net increase (decrease) in cash and cash equivalents for the three and six months ended June 30, 2005, and 2004, was comprised of the following (in thousands):

                                          FOR THE SIX MONTHS ENDED JUNE 30, 2005       FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                          ---------------------------------------      ---------------------------------------
                                           ACACIA                                       ACACIA
                                           TECHNO-        COMBI-                        TECHNO-        COMBI-
                                           LOGIES         MATRIX         CONSOL-        LOGIES         MATRIX         CONSOL-
                                           GROUP          GROUP          IDATED         GROUP          GROUP          IDATED
                                          ---------      ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in)
   continuing operations:
     Operating activities ...........     $  (2,329)     $  (6,962)     $  (9,291)     $    (998)     $  (6,600)     $  (7,598)
     Investing activities ...........       (20,326)        11,127         (9,199)        (3,006)       (13,135)       (16,141)
     Financing activities ...........        19,479            327         19,806           (155)        18,561         18,406
Effect of exchange rate on cash .....            --             21             21             --             (6)            (6)
Net cash used in discontinued
   operations .......................          (433)            --           (433)          (509)            --           (509)
                                          ---------      ---------      ---------      ---------      ---------      ---------
Increase (decrease) in cash and
   cash equivalents .................     $  (3,609)     $   4,513      $     904      $  (4,668)     $  (1,180)     $  (5,848)
                                          =========      =========      =========      =========      =========      =========

         Cash receipts from customers for the CombiMatrix group for the six months ended June 30, 2005, were $1.8 million, comprised of $1.3 million, in biological threat detection contract payments received from the Department of Defense and $498,000 from the sale of array products and related services. Cash receipts in the comparable 2004 period totaled $462,000, comprised of $339,000 in biological threat detection contract payments received from the Department of Defense and $123,000 from the sale of array products and related services. Cash outflows from operations for the CombiMatrix group increased to $8.8 million, as compared to $7.1 million in the same period in 2004, due to an increase in research and development expenses primarily related to its biological threat detection contract with the Department of Defense, an increase in sales and marketing expenses related to the launch and ongoing sales activities associated with its CustomArray(TM) products and services, which were partially offset by a decrease in general and administrative expenses and the impact of the timing of vendor payments and related accruals.

         Cash receipts from licensees for the Acacia Technologies group for the six months ended June 30, 2005, increased to $4.3 million, as compared to $1.6 million in the same period in 2004. Cash outflows from operations for the Acacia Technologies group increased to $6.6 million, as compared to $2.6 million in the same period in 2004, due to increases in personnel costs, GPH Acquisition related consulting expenses, contingent legal fees and inventor royalty expenses, general and administrative expenses and the impact of the timing of vendor payments and related accruals.

         The change in net cash flows from continuing investing activities was due to net changes in short term investments in available-for-sale securities by both groups, in connection with ongoing short-term cash management activities. Short term investments represent capital available to fund current operations and fund capital expenditures. Net cash outflows from investing activities also reflects the cash consideration and related acquisition and registration costs, totaling $5.8 million, paid by the Acacia Technologies group in connection with the GPH Acquisition in the first quarter of 2005. Investing activities also included capital purchases totaling $512,000 and $315,000, for the six months ended June 30, 2005 and 2004, respectively, primarily related to the CombiMatrix group.

         Cash flows provided by financing activities for the six months ended June 30, 2005 included net proceeds of approximately $19.5 million, related to the sale of 3.5 million shares of AR-Acacia Technologies stock in February 2005. Cash flows provided by financing activities for the six months ended June 30, 2004 included net proceeds of approximately $13.7 million, related to the sale of AR-CombiMatrix stock in April 2004, and proceeds primarily from the exercise of AR-CombiMatrix stock warrants and stock options, totaling $4.6 million.

         In June 2005, Acacia Research Corporation obtained commitments to purchase approximately $3.2 million of its AR-CombiMatrix stock in a registered direct offering, which closed on July 5, 2005. Under the terms of the transaction, 1,400,444 shares of AR-CombiMatrix stock were sold at $2.25 per share to a select group of institutional investors. The net proceeds, totaling approximately $3.1 million, which are net of offering costs, were allocated to the CombiMatrix group, and are expected to be used for general working capital purposes.

         Management believes that our cash and cash equivalent balances, anticipated cash flow from operations, availability under our shelf registration statement and other external sources of available credit, will be sufficient to meet our cash requirements through at least the next twelve months. Total maximum proceeds of the shelf registration were $50.0 million, of which $12.2 million remains available subsequent to the July 5, 2005 direct offering described above. We may however encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in our Risk Factors on pages 5, 6, 8, 9, 12 and 13 of our amended registration statement on Form S-3/A filed with the SEC on May 6, 2005, incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

OFF-BALANCE SHEET ARRANGEMENTS

         We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2005. Other than as set forth below, we have no committed lines of credit or other committed funding or long-term debt. The following table lists our material known future cash commitments as of June 30, 2005:

                                                                           PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                         -----------------------------------------------------------------------
                                                         REMAINING                                                     2009 AND
CONTRACTUAL OBLIGATIONS                                     2005            2006           2007           2008        THEREAFTER
                                                         ----------      ----------     ----------     ----------     ----------
     Operating Leases ..............................     $    1,171      $    2,351     $    2,002     $    1,615     $       --
     Minimum Royalty Payments (1) ..................             50             100            100            100            975
     irsiCaixa Foundation research, development,
        and licensing agreement (3) ................             75             175            100             --             --
     Leuchemix equity purchases (2) ................          1,000           2,150             --             --             --
     Consulting contract(4) ........................            519           1,074             99             --             --
                                                         ----------      ----------     ----------     ----------     ----------
     Total Contractual Cash Obligations ............     $    2,815      $    5,850     $    2,301     $    1,715     $      975
                                                         ==========      ==========     ==========     ==========     ==========

--------------------
     (1) Refer to Note 9 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.
     (2) See Note 9 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for additional information regarding the October 2004 Leuchemix transaction.
     (3) Excludes any potential future payments contingent upon the completion of certain milestones in accordance with the agreement.
     (4) Reflects $2.0 million consulting contract commitment, including estimated reimbursable expenses, to be paid over two years in connection with the Acacia Technologies group's GPH Acquisition, as described above.

         In connection with the acquisition of certain patents and patent rights, certain companies included in the Acacia Technologies group executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net license fee revenues (as defined in the respective agreements) generated by the Acacia Technologies group as a result of licensing the respective patents or patent portfolios. Inventor royalties paid pursuant to the agreements are expensed in the consolidated statement of operations in the period that the related license fee revenues are recognized.

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

COMBIMATRIX GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

DIVISION NET INCOME (LOSS) (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                        -----------------------------------     -----------------------------------
                                                         JUNE 30, 2005       JUNE 30, 2004       JUNE 30, 2005       JUNE 30, 2004
                                                        ---------------     ---------------     ---------------     ---------------
Division net income (loss) .........................    $        (3,657)    $        (3,516)    $        (6,733)    $         8,376

         The changes in net income (loss) were primarily due to operating results and activities as discussed below.

REVENUES AND COST OF REVENUES (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                        -----------------------------------     -----------------------------------
                                                         JUNE 30, 2005       JUNE 30, 2004       JUNE 30, 2005       JUNE 30, 2004
                                                        ---------------     ---------------     ---------------     ---------------
Research and development contract ..................    $            --     $            --     $            --     $        17,302
Government contract ................................              1,281                 701               2,012                 918
Cost of government contract revenues ...............             (1,209)               (653)             (1,900)               (858)
Products and services ..............................                576                  49                 914                 146
Cost of product sales ..............................               (190)                (36)               (353)                (40)

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

         GOVERNMENT CONTRACT AND COST OF GOVERNMENT CONTRACT REVENUES. The increase in government contract revenues for the three and six months ended June 30, 2005, as compared to the same periods in 2004, was due to increased development efforts under the CombiMatrix group's two-year, $5.9 million research and development contract with the Department of Defense, which was executed in March 2004. Under the terms of the contract, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group's commitments under this contract. As of June 30, 2005, the contract was approximately 68% complete and the CombiMatrix group had approximately $1.4 million of costs remaining to be incurred on the existing contract. The CombiMatrix group is negotiating additional contracts with the government, which if successful will extend the amount of revenues to be earned beyond what is currently obligated under its existing Department of Defense contract.

         PRODUCT REVENUES AND COST OF PRODUCT SALES. Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group's array products and equipment. The CombiMatrix group launched its CustomArray(TM) 902 DNA array platform in March 2004, its CustomArray(TM) 12K DNA expression array in July 2004 and began selling its DNA array synthesizer during the second quarter of 2005. The increase in sales and cost of sales is due primarily to continued growth and acceptance of its array products, equipment and services in the marketplace since launch in 2004, as well as two full quarter's worth of array sales for the six months ended June 30, 2005, as compared to only four months of sales in the comparable 2004 period.

RESEARCH AND DEVELOPMENT EXPENSES (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                        -----------------------------------     -----------------------------------
                                                         JUNE 30, 2005       JUNE 30, 2004       JUNE 30, 2005       JUNE 30, 2004
                                                        ---------------     ---------------     ---------------     ---------------
Research and development expenses ..................    $         1,415     $         1,409     $         2,555     $         2,792

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses were relatively flat during the three and six months ended June 30, 2005 and 2004. Several array-related research and development projects undertaken prior to launch of the CustomArray(TM) platform in March 2004 were concluded upon launch, thereby contributing to the slight decrease in research and development expenses during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004. Since the launch of CustomArray(TM), the CombiMatrix group has continued internal research and development efforts to improve and expand the CombiMatrix group's technology and product offerings.

         Future research and development expenses will continue to be incurred in connection with the CombiMatrix group's commitments under its collaboration and supply agreements with various strategic partners including Furuno and Toppan, as well as ongoing internal research and development efforts in the areas of genomics, diagnostics, drug discovery and development and material sciences. The CombiMatrix group expects its research and development expenses to continue to fluctuate and such expenses could increase in future periods as additional contract and/or internal research and development agreements are undertaken.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES AND LEGAL SETTLEMENT CHARGES (CREDITS) (IN THOUSANDS)

                                                            FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                        -----------------------------------     -----------------------------------
                                                         JUNE 30, 2005       JUNE 30, 2004       JUNE 30, 2005       JUNE 30, 2004
                                                        ---------------     ---------------     ---------------     ---------------
Marketing, general and administrative expenses .....    $         2,502     $         2,228     $         4,781     $         4,506
Legal settlement charges (credits) .................                (16)               (391)               (195)                866

         The increase in marketing, general and administrative expenses for the three and six months ended June 30, 2005 as compared to the same periods in 2004, was due primarily to increases in marketing and sales costs of $178,000 and $416,000, respectively, related to the CustomArray(TM) platform, which are driven primarily by increases in our sales force as well as expanded marketing and advertising efforts.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2005, cash and cash equivalents and short-term investments totaled $16.2 million, compared to $23.7 million at December 31, 2004.

         The net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2005, and 2004, was comprised of the following (in thousands):

                                                                  FOR THE SIX MONTHS ENDED
                                                           --------------------------------------
                                                            JUNE 30, 2005         JUNE 30, 2004
                                                           ----------------      ----------------
Net cash provided by (used in):
     Operating activities ............................     $         (6,962)     $         (6,600)
     Investing activities ............................               11,127               (13,135)
     Financing activities ............................                  327                18,561
Effect of exchange rate on cash ......................                   21                    (6)
                                                           ----------------      ----------------
Increase (decrease) in cash and cash equivalents .....     $          4,513      $         (1,180)
                                                           ================      ================

         Cash receipts from customers for the CombiMatrix group for the six months ended June 30, 2005, were $1.8 million, comprised of $1.3 million, in biological threat detection contract payments received from the Department of Defense and $498,000 from the sale of array products and related services. Cash receipts in the comparable 2004 period totaled $462,000, comprised of $339,000 in biological threat detection contract payments received from the Department of Defense and $123,000 from the sale of array products and related services. Cash outflows from operations increased to $8.8 million, as compared to $7.1 million in the same period in 2004, due to an increase in research and development expenses primarily related to its biological threat detection contract with the Department of Defense, an increase in sales and marketing expenses related to the launch and ongoing sales activities associated with its CustomArray(TM) products and services, which were partially offset by a decrease in general and administrative expenses and the impact of the timing of vendor payments and related accruals.

         The change in net cash flows from continuing investing activities was due to net purchases and sales of available-for-sale investments by the CombiMatrix group in connection with ongoing short-term cash management activities.

         Net cash flows provided by financing activities for the six months ended June 30, 2005 included $225,000 related to the July 2005 AR-CombiMatrix stock equity financing described below. Cash flows provided by financing activities for the six months ended June 30, 2004 included net proceeds of approximately $13.7 million, related to the sale of AR-CombiMatrix stock in April 2004, and also included proceeds, primarily from the exercise of AR-CombiMatrix stock warrants and stock options, totaling $4.6 million.

         In June 2005, Acacia Research Corporation obtained commitments to purchase approximately $3.2 million of its AR-CombiMatrix stock in a registered direct offering, which closed on July 5, 2005. Under the terms of the transaction, 1,400,444 shares of AR-CombiMatrix stock were sold at $2.25 per share to a select group of institutional investors. The net proceeds, totaling approximately $3.1 million, which are net of offering costs, were allocated to the CombiMatrix group, and are expected to be used for general working capital purposes.

         Customer receivables at June 30, 2005 increased to $1.5 million, compared to $343,000 at December 31, 2004, due to an increase in receivables from the Department of Defense in connection with the increase in activity under the CombiMatrix group's biological threat detection contract and an increase in customer receivables related to CustomArray(TM) product and equipment sales in June 2005.

         We believe that the CombiMatrix group's cash and cash equivalent balances, anticipated cash flow from operations, availability under Acacia Research Corporation's shelf registration statement and other external sources of available credit, will be sufficient to meet its cash requirements through at least the next twelve months. Total maximum proceeds under Acacia Research Corporation's shelf registration were $50.0 million, of which $12.2 million remains available subsequent to the July 5, 2005 direct offering described above. The CombiMatrix group may however encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in Acacia Research Corporation's Risk Factors on pages 5, 6, 8, 9, 12 and 13 of Acacia Research Corporation's amended registration statement on Form S-3/A filed with the SEC on May 6, 2005, incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If the CombiMatrix group fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer.

OFF-BALANCE SHEET ARRANGEMENTS

         The CombiMatrix group has not entered into off-balance sheet financing arrangements, other than operating leases. The CombiMatrix group has no significant commitments for capital expenditures in 2005. Other than as set forth below, the CombiMatrix group has no committed lines of credit or other committed funding or long-term debt. The following table lists the CombiMatrix group's material known future cash commitments as of June 30, 2005:

                                                                            PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                           ----------------------------------------------------------------------
                                                           REMAINING                                                    2009 AND
CONTRACTUAL OBLIGATIONS                                       2005           2006           2007           2008        THEREAFTER
                                                           ----------     ----------     ----------     ----------     ----------
     Operating Leases (2) ............................     $      962     $    1,836     $    1,937     $    1,615     $       --

     Minimum Royalty Payments (1) ....................             50            100            100            100            975
     irsiCaixa Foundation research, development,
       and licensing agreement (4) ...................             75            175            100             --             --
     Leuchemix equity purchases (3) ..................          1,000          2,150             --             --             --
                                                           ----------     ----------     ----------     ----------     ----------
     Total Contractual Cash Obligations ..............     $    2,087     $    4,261     $    2,137     $    1,715     $      975
                                                           ==========     ==========     ==========     ==========     ==========

     --------------------
     (1) Refer to Note 9 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.
     (2) Excludes any allocated rent expense in connection with Acacia Research Corporation's management allocation policies.
     (3) See Note 9 to the CombiMatrix group financial statements for additional information regarding the October 2004 Leuchemix transaction.
     (4) Excludes any potential future payments contingent upon the completion of certain milestones in accordance with the agreement.

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

         At June 30, 2005, the CombiMatrix group had certain assets and liabilities denominated in Japanese Yen as a result of forming CombiMatrix K.K. However, due to the relative insignificance of those amounts, we do not believe that the CombiMatrix group has significant exposure to foreign currency exchange rate risks. The CombiMatrix group currently does not use derivative financial instruments to mitigate this exposure. The CombiMatrix group continues to review this and may begin hedging certain foreign exchange risks through the use of currency forwards or options in future periods.

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


ACACIA TECHNOLOGIES GROUP
(A DIVISION OF ACACIA RESEARCH CORPORATION)
COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

DIVISION NET LOSS (IN THOUSANDS)

                                                             FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                        -----------------------------------     -----------------------------------
                                                         JUNE 30, 2005       JUNE 30, 2004       JUNE 30, 2005       JUNE 30, 2004
                                                        ---------------     ---------------     ---------------     ---------------
Division net loss ..................................    $        (1,760)    $        (1,153)    $        (3,634)    $        (2,142)

         The changes in net loss were primarily due to operating results and activities as discussed below.

REVENUES (IN THOUSANDS)

                                                             FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                        -----------------------------------     -----------------------------------
                                                         JUNE 30, 2005       JUNE 30, 2004       JUNE 30, 2005       JUNE 30, 2004
                                                        ---------------     ---------------     ---------------     ---------------
Recurring license fees .............................    $           832     $           666     $         1,620     $         1,265
Paid-up license fees ...............................              1,850                  --               2,925                  --
                                                        ---------------     ---------------     ---------------     ---------------

     Total license fees ............................    $         2,682     $           666     $         4,545     $         1,265
                                                        ===============     ===============     ===============     ===============

         LICENSE FEES. Recurring license fee revenues are recognized from Acacia Technologies group licensees that make recurring quarterly or annual license fee payments, in accordance with the terms of their respective license agreements. Paid-up license fee revenues are recognized from Acacia Technologies group licensees that made paid-up license fee payments for past infringement and future use of certain of our patented technologies, in accordance with the terms of their respective license agreements.

         Second quarter 2005 license fee revenues included fees from the licensing of our DMT(R) technology, and from our credit card fraud protection technology, multi-dimensional bar code technology, computer simulation technology, high capacity compact disk technology and interactive television technology, which were acquired in connection with the GPH Acquisition. Recurring license fee revenues in the comparable 2004 periods all relate to our DMT(R) technology.

         The increase in license fee revenues is due primarily to the growth in the number of DMT(R) technology license agreements executed since the end of the 2004 comparable periods, organic growth within our recurring licensee category and the timing of the execution of paid-up license agreements. License fee revenues will fluctuate from period to period based on the types of agreements executed each period (i.e. recurring payments over the license term or fully paid-up license agreements for past infringement and future use of our patented technologies), an increase in license agreements executed, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee payments from licensees, and other factors. Periodic license fee revenues may include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received. Costs incurred in connection with the Acacia Technologies group's ongoing licensing activities are included in marketing, general and administrative expenses.

MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES (IN THOUSANDS):

                                                             FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                        -----------------------------------     -----------------------------------
                                                         JUNE 30, 2005       JUNE 30, 2004       JUNE 30, 2005       JUNE 30, 2004
                                                        ---------------     ---------------     ---------------     ---------------
Marketing, general and administrative expenses .....    $         1,759     $         1,160     $         3,369     $         2,166
Legal expenses - patents ...........................                536                 576               1,097               1,178
Contingent legal fees and inventor royalties
   expense - patents ...............................              1,120                  --               1,767                  --

         MARKETING, GENERAL AND ADMINISTRATIVE EXPENSES. The increase in marketing, general and administrative expenses was due to an increase in personnel costs related primarily to the addition of patent licensing and business development personnel for the Acacia Technologies group, an increase in the Acacia Technologies group's consulting expenses primarily related to a consulting agreement executed with the former CEO of Global Patent Holdings, LLC in connection with the GPH Acquisition and an increase in the Acacia Technologies group's general and administrative expenses primarily related to certain of the companies acquired in the GPH Acquisition.

         A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

                                                         THREE MONTHS         SIX MONTHS
                                                        ---------------     ---------------
                                                         JUNE 30, 2005       JUNE 30, 2005
                                                        ---------------     ---------------
Increase in personnel expenses .....................    $           229     $           460
Increase in consulting expenses ....................                271                 466
Increase in general and administrative expenses ....                 99                 277

         LEGAL EXPENSE - PATENTS. Patent related legal expenses for the three and six months ended June 30, 2005, included $278,000 and $429,000, respectively, in patent related prosecution and enforcement costs incurred by certain of the companies acquired in the GPH Acquisition. Excluding the impact of the GPH Acquisition, patent related legal expenses decreased to $258,000 and $668,000 for the three and six months ended June 30, 2005, respectively, due to a decrease in costs incurred in connection with the Acacia Technologies group's ongoing DMT(R) patent commercialization and enforcement programs, including decreased legal costs related to new patent claims and a decrease in patent enforcement costs related to ongoing DMT(R) patent related litigation. DMT(R) related legal fees paid to outside attorneys are incurred based on actual time and out-of-pocket expenses incurred by external counsel and fluctuate from period to period based on patent enforcement and prosecution activity in each period. We expect patent related legal expenses to continue to fluctuate based on actual outside patent counsel fees and expenses incurred in connection with the Acacia Technologies group's ongoing patent commercialization and enforcement programs.

         Although most litigation with respect to the patent portfolios acquired in connection with the GPH Acquisition is handled on a contingency basis, where attorneys fees are paid out of license fee revenues collected based on a contractual percentage, certain other costs and expenses in connection with our maintenance, licensing, and enforcement of patents are likely to increase as a result of the acquisition, including patent filing fees, patent development costs, travel costs, expert and consulting fees, and other third-party expenses. In addition, under the various contingency agreements with outside patent law firms, the Acacia Technologies group is required to pay out-of-pocket expenses incurred by these firms in connection with the ongoing litigation, on a monthly basis. We also expect these expenses to fluctuate from quarter to quarter based on the level of enforcement activity each period.

         CONTINGENT LEGAL FEES AND INVENTOR ROYALTIES EXPENSE. During the three and six months ended June 30, 2005, the Acacia Technologies group incurred contingent legal fee expenses totaling $592,000 and $957,000 and inventor royalties expenses totaling $528,000 and $810,000, respectively, in connection with the recognition of paid-up license fee revenues summarized above. The majority of patent and patent rights agreements associated with the patent portfolios acquired in the GPH Acquisition are subject to contingent legal fee arrangements with outside attorneys and also are subject to agreements with inventors that contain provisions granting to the original patent owners the right to receive inventor royalties based on future net revenues, as defined in the respective agreements. As such, contingent legal fees and inventor royalties expenses in future periods will fluctuate in accordance with the timing and amount of related revenues recognized by the Acacia Technologies group from these patent portfolios.

AMORTIZATION OF PATENTS (IN THOUSANDS)

                                                             FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED
                                                        -----------------------------------     -----------------------------------
                                                         JUNE 30, 2005       JUNE 30, 2004       JUNE 30, 2005       JUNE 30, 2004
                                                        ---------------     ---------------     ---------------     ---------------
Amortization of patents ............................    $         1,336     $           125     $         2,252     $           250

         AMORTIZATION OF PATENTS. Non-cash patent amortization charges increased due to the amortization of patent related intangibles acquired in connection with the January 28, 2005 GPH Acquisition. Approximately $25.1 million of the purchase consideration paid in the GPH Acquisition was allocated to amortizable patents and related patent rights acquired. Amortization of the newly acquired patents and patent rights for the three and six months ended June 30, 2005, totaled $1.2 million and $2.0 million, respectively. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize the acquired patent related costs over a weighted average economic useful life of approximately 6 years.

OTHER

         Results for the six months ended June 30, 2005 and 2004, include charges, net of minority interests, of $210,000 and $104,000, respectively, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which are guaranteed by Acacia Research Corporation, expire in August 2005.

INFLATION

         Inflation has not had a significant impact on the Acacia Technologies group in the current or previous periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Acacia Technologies group's cash and cash equivalents and short-term investments totaled $39.2 million at June 30, 2005, compared to $28.6 million at December 31, 2004. Working capital at June 30, 2005, was $38.9 million, compared to $27.1 million at December 31, 2004.

         The net change in cash and cash equivalents for the six months ended June 30, 2005, and 2004, was comprised of the following (in thousands):

                                                                      FOR THE SIX MONTHS ENDED
                                                                -------------------------------------
                                                                 JUNE 30, 2005         JUNE 30, 2004
                                                                ---------------       ---------------
Net cash provided by (used in) continuing operations:
     Operating activities .................................     $        (2,329)      $          (998)
     Investing activities .................................             (20,326)               (3,006)
     Financing activities .................................              19,479                  (155)
Net cash used in discontinued operations ..................                (433)                 (509)
                                                                ---------------       ---------------
Decrease in cash and cash equivalents .....................     $        (3,609)      $        (4,668)
                                                                ===============       ===============

         Cash receipts from licensees for the Acacia Technologies group for the six months ended June 30, 2005, increased to $4.3 million, as compared to $1.6 million in the same period in 2004. Cash outflows from operations increased to $6.6 million, as compared to $2.6 million in the same period in 2004, due to increases in personnel costs, GPH Acquisition related consulting expenses, contingent legal fees and inventor royalty expenses, general and administrative expenses and the impact of the timing of vendor payments and related accruals.

         The change in net cash flows used in continuing investing activities was due to net purchases of available-for-sale investments by the Acacia Technologies group in connection with ongoing short-term cash management activities. Net cash outflows from investing activities also reflects the cash consideration and related acquisition and registration costs totaling $5.8 million, paid by the Acacia Technologies group in connection with the GPH Acquisition in the first quarter of 2005.

         Cash flows provided by financing activities for the six months ended June 30, 2005 included net proceeds of approximately $19.5 million, related to the sale of 3.5 million shares of AR-Acacia Technologies stock in February 2005.

         We believe that the Acacia Technologies group's cash and cash equivalent balances, anticipated cash flow from operations, availability under Acacia Research Corporation's shelf registration statement and other external sources of available credit, will be sufficient to meet the its cash requirements through at least the next twelve months. Total maximum proceeds under Acacia Research Corporation's shelf registration were $50.0 million, of which $12.2 million remains available subsequent to the July 5, 2005 direct offering of AR-CombiMatrix stock, as described above. The Acacia Technologies group may however encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in Acacia Research Corporation's Risk Factors on pages 5, 6, 8, 9, 12 and 13 of Acacia Research Corporation's amended registration statement on Form S-3/A filed with the SEC on May 6, 2005, incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If the Acacia Technologies group fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer.

OFF-BALANCE SHEET ARRANGEMENTS

         The Acacia Technologies group has not entered into off-balance sheet financing arrangements, other than operating leases. The Acacia Technologies group has no significant commitments for capital expenditures in 2005. Other than as set forth below, the Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. The following table lists the Acacia Technologies group's material known future cash commitments as of June 30, 2005:

                                                                      PAYMENTS DUE BY PERIOD (IN THOUSANDS)
                                                      -----------------------------------------------------------------------
                                                       REMAINING                                                    2009 AND
CONTRACTUAL OBLIGATIONS                                  2005           2006            2007           2008        THEREAFTER
                                                      ----------     ----------      ----------     ----------     ----------
     Operating Leases (1) .......................     $      209     $      515      $       65     $       --     $       --

     Consulting contract (2) ....................            519          1,074              99             --             --
                                                      ----------     ----------      ----------     ----------     ----------
     Total Contractual Cash Obligations .........     $      728     $    1,589      $      164     $       --     $       --
                                                      ==========     ==========      ==========     ==========     ==========

     --------------------
     (1) Excludes any allocated rent expense in connection with Acacia Research Corporation's management allocation policies.
     (2) Reflects $2.0 million consulting contract commitment, including estimated reimbursable expenses, to be paid over two years in connection with the Acacia Technologies group's purchase of the assets of Global Patent Holdings, LLC in January 2005, as described above.

          In connection with the acquisition of certain patents and patent rights, certain companies included in the Acacia Technologies group executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net license fee revenues (as defined in the respective agreements) generated by the Acacia Technologies group as a result of licensing the respective patents or patent portfolios. Inventor royalties paid pursuant to the agreements are expensed in the consolidated statement of operations in the period that the related license fee revenues are recognized.

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

         The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2005, all of our investments were in money market funds, high-grade corporate bonds, and U.S. government debt securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of June 30, 2005.


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

CHANGES IN INTERNAL CONTROLS

         (b) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2005) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 5.  OTHER INFORMATION

Unaudited Pro Forma Consolidated Financial Information

         The update to the unaudited pro forma consolidated statement of operations included in Acacia Research Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2005, as amended, is being provided in connection with guidance set forth by Rule 3-05 and Article 11 of Regulation S-X.

         The unaudited pro forma consolidated statement of operations reflects the pro forma effect on Acacia Research Corporation's unaudited consolidated statements of operations for the six months ended June 30, 2005, as reported by us in this Quarterly Report on Form 10-Q, from the acquisition of substantially all of the assets of Global Patent Holdings, LLC, as discussed elsewhere herein. The unaudited pro forma statement of operations for the six months ended June 30, 2005 reflects the acquisition as if it had taken place on January 1, 2005.

         The unaudited pro forma consolidated statement of operations is for informational purposes only. It does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date or for the period presented, or which may be obtained in the future. The unaudited pro forma consolidated statement of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, including the notes, included in this Quarterly Report on Form 10-Q and our Registration Statement on Form S-3, Number 333-122452, filed with the Securities and Exchange Commission on February 1, 2005, as amended. The unaudited pro forma consolidated statement is presented in thousands, except share and per share information.

ACACIA RESEARCH CORPORATION
UNAUDITED PRO FORMA CONSOLIDATED INCOME STATEMENTS

                                                       ----------------------------------------------------------------------------
                                                                       FOR THE SIX MONTHS ENDED JUNE 30, 2005 (1)
                                                       ----------------------------------------------------------------------------
                                                                                                                    ACACIA RESEARCH
                                                       ACACIA RESEARCH     GLOBAL PATENT        PRO FORMA             CORPORATION
                                                        CORPORATION       HOLDINGS, LLC(1)    ADJUSTMENTS(1)           PRO FORMA
                                                       ---------------    ----------------   ---------------        ---------------
     Total revenues ................................   $         7,471    $             --   $            --        $         7,471
                                                       ---------------    ----------------   ---------------        ---------------

     Total operating expenses ......................            18,316                  --               477 (3),(4)         18,793
                                                       ---------------    ----------------   ---------------        ---------------

     Operating income (loss) .......................           (10,845)                 --              (477)               (11,322)
                                                       ---------------    ----------------   ---------------        ---------------

     Total other income (expense) ..................               554                  --                --                    554
                                                       ---------------    ----------------   ---------------        ---------------

     Income (loss) from continuing operations
        before income taxes ........................           (10,291)                 --              (477)               (10,768)

     Benefit for income taxes ......................               134                  --                --                    134

     Estimated loss on discontinued operations .....              (210)                 --                --                   (210)
                                                       ---------------    ----------------   ---------------        ---------------

     Net income (loss) .............................   $       (10,367)   $             --   $          (477)       $       (10,844)
                                                       ===============    ----------------   ===============        ===============

Pro forma earnings (loss) per common share:
Attributable to the Acacia Technologies group:
     Net loss ......................................   $        (3,634)                      $          (477)       $        (4,111)
          Basic and diluted loss per share .........             (0.14)                                                       (0.16)

Weighted average shares (2):
     Acacia Research - Acacia Technologies stock:
          Basic and diluted ........................        25,922,412                               587,561 (5)         26,509,973
                                                       ===============                       ===============        ===============

--------------------
(1) Results of operations for Global Patent Holdings, LLC were not material for the 2005 periods presented. Pro forma adjustments reflect the impact of the acquisition for the 28-day period from January 1, 2005 to January 28, 2005, the date of the acquisition.
(2) There is no pro forma impact on earnings (loss) per share attributable to the CombiMatrix group as presented in the accompany statements of operations for the periods presented.
(3) To reflect amortization of the patent related intangible assets acquired on a straight-line basis over the estimated economic useful life of the patents or groups of patents totaling $393,000 for the six months ended June 30, 2005 (amortization for the 28-day period from January 1, 2005 through January 28, 2005).

(4) To reflect consulting expense related to a consulting agreement between Acacia Global Acquisition Corporation as described in Item 2.
     "Management's discussion and Analysis of financial Condition and Results of Operations," totaling $84,000 for the six months ended June 30, 2005 (reflects expenses for the 28-day period from January 1, 2005 through January 28, 2005).
(5) Represents incremental increase in weighted average shares as if the 3,938,832 shares of AR-Acacia Technologies common stock issued a partial consideration for the GPH Acquisition were issued as of the beginning of the interim periods presented.


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

Date:   August 5, 2005

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