Form 10-Q
period 2005-09-30
ACACIA RESEARCH CORP
filed 2005-11-07
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

Commission File Number 0-26068

ACACIA RESEARCH CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware	95-4405754
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Newport Center Drive, Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (949) 480-8300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of November 2, 2005, 27,631,076 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of November 2, 2005, 38,992,402 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

 ACACIA RESEARCH CORPORATION
Table of Contents

Part I. Financial Information

Item 1.	Financial Statements

	Acacia Research Corporation Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004 (Unaudited)	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2005 and 2004 (Unaudited)	2

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	3

	Notes to Consolidated Financial Statements (Unaudited)	4

	*CombiMatrix Group Financial Statements

	Balance Sheets as of September 30, 2005 and December 31, 2004 (Unaudited)	22

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2005 and 2004 (Unaudited)	23

	Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	24

	Notes to Financial Statements (Unaudited)	25

	*Acacia Technologies Group Financial Statements

	Balance Sheets as of September 30, 2005 and December 31, 2004 (Unaudited)	30

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2005 and 2004 (Unaudited)	31

	Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	32

	Notes to Financial Statements (Unaudited)	33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4.	Controls and Procedures	61

i

*NOTE: We are presenting the Acacia Research Corporation consolidated unaudited interim financial statements and the separate unaudited interim financial statements for the CombiMatrix group and the Acacia Technologies group. The separate financial statements and accompanying notes of the two groups are being provided as additional disclosure regarding the financial performance of the two divisions and to provide investors with information regarding the potential value and operating results of the respective businesses, which may affect the respective share values. The separate financial statements should be reviewed in conjunction with Acacia Research Corporation’s consolidated financial statements and accompanying notes. The presentation of separate financial statements is not intended to indicate that we have changed the title to any of our assets or changed the responsibility for any of our liabilities, nor is it intended to indicate that the rights of our creditors have been changed. Acacia Research Corporation, and not the individual groups, is the issuer of the securities. Holders of the two securities are stockholders of Acacia Research Corporation and do not have a separate and exclusive interest in the respective groups.

ii

PART I.   FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$34,048	$18,735
Short-term investments	31,661	33,623
Accounts receivable	1,522	536
Prepaid expenses, inventory, and other assets	1,527	983
Total current assets	68,758	53,877

Property and equipment, net of accumulated depreciation	2,782	2,434
Patents, net of accumulated amortization of $9,165 (2005) and $4,758 (2004)	33,329	12,063
Goodwill	19,545	19,545
Other assets	1,294	408
	$125,708	$88,327

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$4,619	$4,139
Royalties and legal fees payable	1,331	–
Current portion of deferred revenues	925	494
Total current liabilities	6,875	4,633

Deferred income taxes	2,771	2,981
Deferred revenues, net of current portion	3,837	3,893
Other liabilities	2,255	406
Total liabilities	15,738	11,913

Minority interests	486	778

Commitments and contingencies (Note 10)

Redeemable stockholders' equity:
Preferred stock
Acacia Research Corporation, par value $0.001 per share; 10,000,000 shares authorized;
no shares issued or outstanding	–	–
Common stock
Acacia Research - Acacia Technologies stock, par value $0.001 per share; 50,000,000 shares authorized; 27,619,593 and 19,811,524 shares issued and outstanding as of
September 30, 2005 and December 31, 2004, respectively	28	20
Acacia Research - CombiMatrix stock, par value $0.001 per share; 50,000,000 shares authorized; 38,992,402 and 31,200,496 shares issued and outstanding as of
September 30, 2005 and December 31, 2004, respectively	39	31
Additional paid-in capital	314,794	263,900
Deferred stock compensation	(1,292)	–
Accumulated comprehensive income	(39)	(77)
Accumulated deficit	(204,046)	(188,238)

Total stockholders' equity	109,484	75,636
	$125,708	$88,327

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
Research and development contract	$–	$–	$–	$17,302
License fees	6,783	2,240	11,328	3,505
Government contract	973	685	2,985	1,603
Products and services	490	68	1,404	214
Total revenues	8,246	2,993	15,717	22,624

Operating expenses:
Cost of government contract revenues	920	647	2,820	1,505
Cost of product sales	282	41	635	81
Research and development expenses	1,527	1,140	4,082	3,932
Non-cash stock compensation amortization - research and development	–	(10)	–	91
Marketing, general and administrative expenses	4,830	3,597	12,980	10,269
Legal expenses - patents	1,076	1,174	2,173	2,352
Contingent legal fees and inventor royalties expense - patents	3,939	–	5,706	–
Inventor royalties - V-chip	225	–	225	–
Non-cash stock compensation amortization - marketing,
general and administrative	88	157	(23)	634
Goodwill impairment charge	–	1,616	–	1,616
Amortization of patents	1,607	399	4,407	1,197
Legal settlement charges (credits)	(211)	(90)	(406)	776
Warrant charges (credits)	(163)	–	(163)	–
Total operating expenses	14,120	8,671	32,436	22,453

Operating income (loss)	(5,874)	(5,678)	(16,719)	171

Other income (expense):
Interest income	434	218	1,089	568
Other expense	(100)	–	(201)	–
Total other income	334	218	888	568

Income (loss) from continuing operations before income taxes and minority interests	(5,540)	(5,460)	(15,831)	739

Benefit for income taxes	98	70	232	206

Income (loss) from continuing operations before minority interests	(5,442)	(5,390)	(15,599)	945

Minority interests	1	–	1	3

Income (loss) from continuing operations	(5,441)	(5,390)	(15,598)	948

Discontinued operations:
Estimated loss on disposal of discontinued operations	–	–	(210)	(104)

Net income (loss)	(5,441)	(5,390)	(15,808)	844

Unrealized gains (losses) on short-term investments	(5)	19	2	(59)
Unrealized gains (losses) on foreign currency translation	14	(1)	36	(8)
Comprehensive income (loss)	$(5,432)	$(5,372)	$(15,770)	$777

(Continued on next page)
2a

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Continued)
(In thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
Net loss	$(1,558)	$(1,842)	$(5,192)	$(3,984)
Basic and diluted loss per share	(0.06)	(0.09)	(0.20)	(0.20)

Attributable to the CombiMatrix group:
Basic
Net income (loss)	$(3,883)	$(3,548)	$(10,616)	$4,828
Basic earnings (loss) per share	(0.12)	(0.11)	(0.33)	0.16
Diluted
Net income (loss)	$(3,883)	$(3,548)	$(10,616)	$4,828
Diluted earnings (loss) per share	(0.12)	(0.11)	(0.33)	0.16

Weighted average shares:
Acacia Research - Acacia Technologies stock:
Basic and diluted	27,302,693	19,793,487	26,387,562	19,777,820
Acacia Research - CombiMatrix stock:
Basic	33,239,726	30,962,190	31,887,872	29,570,562
Diluted	33,239,726	30,962,190	31,887,872	30,789,229

The accompanying notes are an integral part of these consolidated financial statements.

2b

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Net income (loss) from continuing operations	$(15,598)	$948
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	5,260	2,080
Minority interests	3	–
Non-cash stock compensation	(23)	725
Deferred tax benefit	(210)	(209)
Non-cash warrant charges (credits)	(163)	–
Non-cash legal settlement charges (credits)	(406)	776
Non-cash impairment charge	–	1,616
Other	125	(53)
Changes in assets and liabilities, excluding effect of business acquisition:
Accounts receivable	(986)	(178)
Prepaid expenses, inventory and other assets	(576)	584
Accounts payable, accrued expenses and other	574	930
Royalties and legal fees payable	1,331	–
Deferred revenues	375	(17,565)
Net cash used in operating activities from continuing operations	(10,294)	(10,346)
Net cash used in operating activities from discontinued operations	(525)	(636)
Net cash used in operating activities	(10,819)	(10,982)

Cash flows from investing activities:
Purchase of property and equipment	(1,162)	(721)
Purchase of available-for-sale investments	(57,201)	(48,949)
Sale of available-for-sale investments	59,260	38,721
Business acquisition	(5,796)	–
Purchase of additional interests in equity method investee	(1,100)	–
Patent acquisition costs	(445)	–
Other	–	(5)
Net cash used in investing activities from continued operations	(6,444)	(10,954)
Net cash used in investing activities from discontinued operations	–	(198)
Net cash used in investing activities	(6,444)	(11,152)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of issuance costs	32,354	13,715
Proceeds from the exercise of stock options and warrants	187	4,797
Net cash provided by financing activities	32,541	18,512

Effect of exchange rate on cash	35	(5)

Increase (decrease) in cash and cash equivalents	15,313	(3,627)

Cash and cash equivalents, beginning	18,735	24,199
Cash and cash equivalents, ending	$34,048	$20,572
The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Acacia Research Corporation (“we,”“us” and “our”) is comprised of two operating groups: the CombiMatrix group and the Acacia Technologies group.

Our life sciences business, referred to as the “CombiMatrix group,” a division of Acacia Research Corporation, is primarily comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation’s wholly owned subsidiaries, CombiMatrix Molecular Diagnostics, Inc. and CombiMatrix K.K. and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation’s life sciences business.

The CombiMatrix group is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies and products in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc., a wholly owned subsidiary located in Irvine, California, is exploring opportunities for the CombiMatrix group’s arrays in the field of clinical diagnostics. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, Japan, is exploring opportunities for CombiMatrix Corporation’s array system with pharmaceutical and biotechnology companies in the Asian market.

Our intellectual property licensing and enforcement business, referred to as the “Acacia Technologies group,” a division of Acacia Research Corporation, is primarily comprised of certain of Acacia Research Corporation’s wholly owned subsidiaries and limited liability companies including: Acacia Global Acquisition Corporation, Acacia Media Technologies Corporation, Acacia Patent Acquisition Corporation, Acacia Technologies Services Corporation, AV Technologies LLC, Broadcast Innovation LLC, Computer Cache Coherency Corporation, Computer Docking Station Corporation, Data Encryption Corporation, Data Innovation LLC, Financial Services Innovation LLC, Information Technology Innovation LLC, InternetAd LLC, IP Innovation LLC, KY Data Systems LLC, Microprocessor Enhancement Corporation, New Medium LLC, TechSearch LLC, VData LLC, Soundview Technologies, Inc. and Spreadsheet Automation Corporation, and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to Acacia Research Corporation’s intellectual property licensing and enforcement business. See Note 8 for information on our recent business acquisition.

The Acacia Technologies group develops, acquires, and licenses patented technologies.  Acacia controls 33 patent portfolios, which include over 130 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries including Audio/Video Enhancement & Synchronization, Broadcast Data Retrieval, Computer Memory Cache Coherency, Credit Card Fraud Protection, Data Encryption & Product Activation, Digital Media Transmission (“DMT®”), Digital Ink Jet Printing, Digital Video Production, Dynamic Manufacturing Modeling, Enhanced Internet Navigation, High Resolution Optics, Image Resolution Enhancement, Hearing Aid ECS, Interactive Data Sharing, Interactive Television, Interstitial Internet Advertising, Laptop Connectivity, Microprocessor Enhancement, Multi-Dimensional Bar Codes, Network Data Back-Up, Resource Scheduling, Rotational Video Imaging and Spreadsheet Automation.

On December 11, 2002, our stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby we created two new classes of common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”), and divided our existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation’s CombiMatrix group. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation’s Acacia Technologies group. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of our different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups.

Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of Acacia Research Corporation and its wholly owned and majority-owned subsidiaries. Material intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”). These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004, as reported by us in our Annual Report on Form 10-K. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2005, and results of operations and cash flows for the interim periods presented. The results of operations for the three months and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire year.

Separate Group Presentation. AR-CombiMatrix stock and AR-Acacia Technologies stock are intended to reflect the separate performance of the respective divisions of Acacia Research Corporation. The CombiMatrix group and the Acacia Technologies group are not separate legal entities. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, holders of AR-CombiMatrix stock and AR-Acacia Technologies stock continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to one of the groups could be subject to the liabilities of the other group. The group financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and taken together, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of the groups reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the groups include the accounts or assets of Acacia Research Corporation specifically attributed to the groups and were prepared using amounts included in Acacia Research Corporation’s consolidated financial statements.

Financial effects arising from one group that affect Acacia Research Corporation’s results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the class of common stock relating to the other group. Any division net losses of the CombiMatrix group or of the Acacia Technologies group, and dividends or distributions on, or repurchases of, AR-CombiMatrix stock or AR-Acacia Technologies stock, will reduce the assets of Acacia Research Corporation legally available for payment of dividends on AR-CombiMatrix stock or AR-Acacia Technologies stock.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revision in the Classification of Certain Securities. In connection with the preparation of our annual Report on Form 10-K for the year ended December 31, 2004, we concluded that it was appropriate to classify our auction rate municipal bonds and variable rate municipal demand notes as current investments.  Previously, such investments had been classified as cash and cash equivalents. Accordingly, we have revised our prior classification to report these securities as current investments in our Consolidated Balance Sheet as of September 30, 2004.  We have also made corresponding adjustments to our Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported Consolidated Statements of Cash Flows, or our previously reported Consolidated Statements of Income for any period.

As of September 30, 2004, and December 31, 2003, before this revision in classification, $11,750,000 and $7,750,000, respectively, of these current investments were classified as cash and cash equivalents on our Consolidated Balance Sheets. For the nine months ended September 30, 2004, before this revision in classification, net cash used in investing activities related to these current investments of $4,000,000, net, were included in cash and cash equivalents in our Consolidated Statement of Cash Flows.

Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) and related authoritative pronouncements. Revenues from multiple-element arrangements are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

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

Revenues from government grants and contracts are recognized in accordance with Accounting Research Bulletin (“ARB”) No. 43, “Government Contracts,” and related pronouncements. Accordingly, revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at each reporting period. Under the percentage-of-completion method of accounting, contract revenues and expenses are recognized in the period that work is performed based on the percentage of actual incurred costs to estimated total contract costs. Actual contract costs and cost estimates include direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges. Contract change orders and claims are included when they can be reliably estimated and are considered probable. For contracts that extend over a one-year period, revisions in contract cost estimates, if they occur, have the effect of adjusting current period earnings applicable to performance in prior periods. Should current contract estimates indicate an overall future loss to be incurred, a provision is made for the total anticipated loss in the current period.

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

Certain license agreements provide for the calculation of license fees based on a licensee’s actual quarterly sales or actual per unit activity, applied to a contractual royalty rate. Licensees that pay license fees on a quarterly basis generally report actual quarterly sales or actual per unit activity information and related quarterly license fees due to the Acacia Technologies group within 30 to 45 days after the end of the quarter in which such sales or activity takes place. Consequently, the Acacia Technologies group recognizes revenue from these licensing agreements on a three-month lag basis, in the quarter following the quarter of sales or per unit activity, provided amounts are fixed or determinable and collectibility is reasonably assured. The lag method described above allows for the receipt of licensee royalty reports prior to the recognition of revenue.

Certain license agreements provide for the payment of a minimum upfront annual license fee at the inception of each annual license term. Minimum upfront annual license fees are generally determined based on a licensee’s estimated annual sales or a licensee’s base level of per unit activity. These minimum upfront annual license fee payments are deferred and amortized to revenue on a straight-line basis over the annual license term. To the extent actual annual royalties, determined and reported in accordance with the terms of the respective agreements, exceed the minimum upfront annual license fees paid, the additional royalties are recognized in revenue in the quarter following the quarter in which the base per unit activity was exceeded or the quarter following the annual license term, depending on the terms of the respective agreement, provided that amounts are fixed or determinable and collectibility is reasonably assured.

Certain license agreements provide for the payment of contractually determined paid-up license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by our patented technologies. Certain of the agreements also provide for future royalties or additional required payments based on future activities. The execution of these license agreements may also result in the dismissal of any pending litigation. Pursuant to the terms of these agreements, the Acacia Technologies group has no further obligation with respect to the grant of the non-exclusive retroactive and future license, including no express or implied obligation on the Acacia Technologies group’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the license upon execution of the agreement. As such, the earnings process is generally complete upon the execution of the agreement, and revenue is recognized upon execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met.

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

Inventory. Inventory, which consists primarily of raw materials to be used in the production of the CombiMatrix group’s array products, is stated at the lower of cost or market using the first-in, first-out method.

Stock-Based Compensation. Acacia Research Corporation has two stock-based employee compensation plans, the 2002 CombiMatrix Stock Incentive Plan and the 2002 Acacia Technologies Stock Incentive Plan. In May 2005, CombiMatrix Molecular Diagnostics, Inc. adopted the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan. Compensation cost related to stock options issued to employees is accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Compensation cost attributable to such options is recognized based on the difference, if any, between the closing market price (or other estimate of fair value) of the stock on the date of grant and the exercise price of the option. Compensation cost is generally deferred and amortized on an accelerated basis over the vesting period of the individual option awards using the amortization method prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN No. 28”). We have adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS No. 148”), with respect to options issued to employees. Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by SFAS No. 123 and related interpretations.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	AR-Acacia Technologies Stock		AR-CombiMatrix Stock
	Three Months Ended		Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Income (loss) from operations as reported	$(1,558)	$(1,842)	$(3,883)	$(3,548)
Add: Stock-based compensation, intrinsic
value method reported in net loss, net of tax (2)	123	–	–	180
Deduct: Pro forma stock-based compensation
fair value method, net of tax (2)	(396)	(411)	(716)	(1,575)
Income (loss) from operations, pro forma	$(1,831)	$(2,253)	$(4,599)	$(4,943)
Basic earnings (loss) per share from operations as reported	$(0.06)	$(0.09)	$(0.12)	$(0.11)
Basic earnings (loss) per share from operations, pro forma	$(0.07)	$(0.11)	$(0.14)	$(0.16)
Diluted earnings (loss) per share from operations as reported	$(0.06)	$(0.09)	$(0.12)	$(0.11)
Diluted earnings (loss) per share from operations, pro forma	$(0.07)	$(0.11)	$(0.14)	$(0.16)

Weighted Average Assumptions used(1):
Risk free interest rate	3.96%	3.52%	3.97%	3.57%
Volatility	94%	104%	88%	104%
Expected term	5 years	5 years	5 years	5 years

	AR-Acacia Technologies Stock		AR-CombiMatrix Stock
	Nine Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004

Income (loss) from operations as reported	$(5,192)	$(3,984)	$(10,616)	$4,828
Add: Stock-based compensation, intrinsic
value method reported in net loss, net of tax(2)	123	–	–	606
Deduct: Pro forma stock-based compensation
fair value method, net of tax(2)	(1,113)	(1,524)	(2,407)	(5,192)
Income (loss) from operations, pro forma	$(6,182)	$(5,508)	$(13,023)	$242
Basic earnings (loss) per share from operations as reported	$(0.20)	$(0.20)	$(0.33)	$0.16
Basic earnings (loss) per share from operations, pro forma	$(0.23)	$(0.28)	$(0.41)	$0.01
Diluted earnings (loss) per share from operations as reported	$(0.20)	$(0.20)	$(0.33)	$0.16
Diluted earnings (loss) per share from operations, pro forma	$(0.23)	$(0.28)	$(0.41)	$0.01

Weighted Average Assumptions used(1):
Risk free interest rate	3.76%	3.38%	3.83%	3.13%
Volatility	94%	104%	88%	104%
Expected term	5 years	5 years	5 years	5 years
__________________
(1)	The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value calculations assume no expected dividends.
(2)	Includes the impact of non-cash stock compensation expense related to restricted stock grants.

During the three months ended September 30, 2005, Acacia Research Corporation granted 290,000 shares of restricted AR-Acacia Technologies stock with an aggregate grant date fair market value of $1,364,000. The restricted stock grants vest in August 2007. The fair value was estimated based on the market price of AR-Acacia Technologies stock on the applicable measurement date. Non-cash stock compensation expense for the three months ended September 30, 2005 included $81,000 in non-cash stock compensation expense related to restricted stock grants.

Patents and Goodwill. Goodwill and identifiable intangibles, including patents, are recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible assets acquired. Patents, once issued or purchased, are amortized on the straight-line method over their remaining economic useful lives. Goodwill is not amortized.

Impairment of Long-lived Assets and Goodwill. We review long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

        Goodwill is evaluated for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. Acacia Research Corporation has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. Goodwill is allocated between two of our reporting units at September 30, 2005: 1) the Acacia Technologies group and 2) the CombiMatrix group. The fair values of our reporting units are estimated using a discounted cash flow analysis and by reference to quoted market prices of Acacia Research Corporation’s classes of stock.

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

The earnings or losses allocated to each class of common stock are determined by Acacia Research Corporation’s board of directors. This determination is generally based on the net income or loss amounts of the corresponding group determined in accordance with accounting principles generally accepted in the United States of America, consistently applied. Acacia Research Corporation believes this method of allocation is systematic and reasonable. The Acacia Research Corporation board of directors can, at its discretion, change the method of allocating earnings or losses to each class of common stock at any time. Management currently has no plans to change allocation methods.

    The following table presents a reconciliation of basic and diluted weighted average shares used in the computation of basic and diluted income (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Acacia Research - Acacia Technologies stock

Basic and diluted weighted average number of common shares outstanding	27,302,693	19,793,487	26,387,562	19,777,820
Potential AR-Acacia Technologies stock common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	1,032,874	649,498	1,210,358	1,202,948

Acacia Research - CombiMatrix stock

Basic weighted average number of common shares outstanding	33,239,726	30,962,190	31,887,872	29,570,562
Dilutive effect of outstanding stock options and warrants	–	–	–	1,218,667
Diluted weighted average number of common and potential common shares outstanding	33,239,726	30,962,190	31,887,872	30,789,229
Potential AR-CombiMatrix stock common shares excluded from the per share calculation because the effect of their inclusion would be anti-dilutive	44,096	725,906	412,295	–

4.   GOODWILL AND INTANGIBLES

The Acacia Technologies group had $121,000 of goodwill at September 30, 2005, and December 31, 2004. The CombiMatrix group had $19,424,000 of goodwill at September 30, 2005, and December 31, 2004.

Acacia Research Corporation’s only identifiable intangible assets at September 30, 2005, and December 31, 2004, are patents and patent rights. The gross carrying amounts and accumulated amortization as of September 30, 2005, and December 31, 2004, related to patents, by segment, are as follows (in thousands):

	Acacia Technologies Group		CombiMatrix Group
	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004

Gross carrying amount - patents	$30,399	$4,726	$12,095	$12,095
Accumulated amortization	(5,270)	(1,684)	(3,895)	(3,074)
Patents, net	$25,129	$3,042	$8,200	$9,021

The Acacia Technologies group and the CombiMatrix group’s patents have remaining estimated economic useful lives up to 2012 and 2020, respectively. The weighted average remaining estimated economic useful life of the Acacia Technologies group’s patents is 5 years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2009, is estimated to be $4,925,000 in 2005, $5,350,000 in 2006, $5,298,000 in 2007, $3,975,000 in 2008 and $3,524,000 in 2009 for the Acacia Technologies group and $1,095,000 per year for the CombiMatrix group. At September 30, 2005, and December 31, 2004, all of our acquired intangible assets other than goodwill were subject to amortization.

See Note 8 for additions to patent related intangibles during the nine months ended September 30, 2005.

5.  EQUITY FINANCINGS

In February 2005, Acacia Research Corporation raised gross proceeds of $19,600,000 through the sale of 3,500,000 shares of AR-Acacia Technologies stock at a price of $5.60 per share in a registered direct offering. Net proceeds raised of approximately $19,532,000, which are net of related issuance costs, were attributed to the Acacia Technologies group.

In July 2005, Acacia Research Corporation raised gross proceeds of $3,151,000 through the sale of 1,400,444 shares of AR-CombiMatrix stock at a price of $2.25 per share in a registered direct offering. Net proceeds raised of approximately $3,114,000, which are net of related issuance costs, were attributed to the CombiMatrix group.

In September 2005, Acacia Research Corporation raised gross proceeds of $10,537,000 through the sale of 6,385,907 shares of AR-CombiMatrix stock and 1,596,478 AR-CombiMatrix stock purchase warrants at a price of $1.65 per unit in a registered direct offering. Each unit consisted of one share of AR-CombiMatrix stock and one-quarter of a five-year AR-CombiMatrix stock purchase warrant. Each full AR-CombiMatrix stock purchase warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $2.40 per share and is exercisable immediately upon issue. Net proceeds raised of approximately $9,707,000, which are net of related issuance costs, were attributed to the CombiMatrix group.

In April 2004, Acacia Research Corporation raised gross proceeds of $15,000,000 through the sale of 3,000,000 shares of AR- CombiMatrix stock at a price of $5.00 per share in a registered direct offering. Net proceeds raised of approximately $13,715,000, which are net of related issuance costs, were attributed to the CombiMatrix group.

Proceeds from these offerings are being used for general working capital purposes by the respective operating groups. All of the shares of stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.

6.  RESEARCH AND DEVELOPMENT CONTRACTS

In August 2004, the CombiMatrix group received a $1,000,000 upfront payment from Furuno Electric Co., LTD (“Furuno”) as part of a multi-year collaboration agreement to develop a bench-top array synthesizer for commercial applications. In 2003, the CombiMatrix group received upfront and milestone payments from Toppan Printing Co., LTD (“Toppan”) totaling $2,400,000, pursuant to a multi-year collaboration and supply agreement to develop and manufacture arrays using the CombiMatrix group’s proprietary electrochemical detection approach. The payments received from Furuno and Toppan are included in deferred revenues at September 30, 2005, and December 31, 2004, in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements.

In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche Diagnostics, GmbH (“Roche”). As a result of completing all of its obligations under this agreement and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred Roche related contract revenues totaling $17,302,000 during the first quarter of 2004.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005 the FASB issued FASB Staff Position No. 150-5, “Issuer's Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable,” (“FSP No. 150-5”) to address whether freestanding warrants and other similar instruments on shares that are redeemable would be subject to the requirements of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” regardless of the timing of the redemption feature or the redemption price. FSP No. 150-5 clarifies that warrants for shares that are redeemable are liabilities under Statement 150 because the warrants embody obligations to repurchase the issuer's shares and may require (either conditionally or unconditionally) a transfer of assets. The liability is required to be adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock, with the corresponding charge (credit) reflected in the statement of operations. The guidance in FSP No. 150-5 is required to be applied to the first reporting period beginning after June 30, 2005, with the cumulative effect of changes to previously reported financial information reflected in the first reporting period beginning after June 30, 2005. Refer to Note 9 for a description of the impact of FSP No. 150-5 on Acacia Research Corporations financial position and results of operations for the periods presented.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments,” (“SFAS No. 123(R)”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) will require Acacia Research Corporation to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated and separate group financial statements.  The adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements.  SFAS No. 123(R) was to be effective beginning in the quarter ending September 30, 2005.  On April 14, 2005, the SEC announced a deferral of the effective date of SFAS No. 123(R) for calendar year companies until the beginning of 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC Staff's interpretation of SFAS No. 123(R) and provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The effect of the adoption of SFAS No. 123(R) is expected to be comparable to the effect disclosed on a pro forma basis resulting from the application of the current fair-value recognition provisions of SFAS No. 123, as shown in Note 2 above.

8.  ACQUISITION

On January 28, 2005, Acacia Global Acquisition Corporation, a wholly owned subsidiary of Acacia Research Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies. The acquisition provided the Acacia Technologies group 100% ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. As a result of the acquisition, we have expanded and diversified the Acacia Technologies group’s revenue generating opportunities and accelerated the execution of the Acacia Technologies group’s business strategy of acquiring, developing and licensing patented technologies.

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

The following table summarizes the total purchase consideration and the allocation of the consideration paid to the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Consideration:
Cash paid	$5,000
Fair value of AR-Acacia Technologies stock issued(1)	19,293
Acquisition and registration costs	796
Total purchase consideration	$25,089
Purchase Price Allocation:
Estimated fair value of net tangible assets acquired at January 28, 2005	$(49)
Intangible assets acquired - patents and patent rights(1)	25,138
Total	$25,089
_________________________________
(1) Reflects non-cash investing activity.

Management was primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed at the date of acquisition. Management considered a number of factors, including reference to an independent valuation. The patents and patent rights acquired were valued using a discounted cash flow model on a patent portfolio by portfolio basis, which estimated the future net cash flows expected to result from the licensing of each portfolio, taking into account potential infringers of the patents, usage of the underlying technologies, estimated license fee revenues, contingent legal fee arrangements, inventor royalties due to former patent holders, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. Management’s valuation resulted in an estimated fair value of patent related assets acquired of approximately $27,000,000, resulting in approximately $1,900,000 of excess fair value over the cost of net assets acquired, which has been allocated as a pro rata reduction to the amounts that otherwise would have been assigned to the assets acquired, in accordance with the purchase method of accounting.

Amounts attributable to patents and patent rights acquired are amortized using the straight-line method over the estimated economic useful lives of the underlying patents which range from two to seven years. The estimated weighted average useful life of amortizable patent related intangibles acquired is approximately six years.

In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC who, as a result of the acquisition transaction, is also a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the three and nine months ended September 30, 2005, include $274,000 and $738,000, respectively, in expenses related to the consulting agreement. Consulting services to be performed consist primarily of consultation on intellectual property matters associated with the patents and patent rights acquired in the transaction. The consulting fees will be expensed in the consolidated statement of operations as the consulting services are rendered during the two-year term of the consulting agreement. Acacia Global Acquisition Corporation may terminate the consulting agreement for cause as provided for in the agreement. The consulting agreement also contains certain automatic termination provisions, including; the failure by Acacia Global Acquisition Corporation to make timely consulting payments in accordance with the agreement; a significant decrease in working capital of Acacia Research Corporation, as defined in the agreement; material breach of the agreement by Acacia Global Acquisition Corporation; and the death of the consultant. Any occurrence of these conditions may require the payment of all remaining consulting fees outstanding under the agreement within thirty days of the occurrence of the termination event. Acacia Research Corporation also executed an agreement guaranteeing Acacia Global Acquisition Corporation’s performance of its obligations under the consulting agreement.

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

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2004 (3)	September 30, 2005 (1)	September 30, 2004

Total revenues	$9,355	$15,717	$37,292
Total operating expenses	15,247	32,913	38,385
Operating income (loss)	(5,892)	(17,196)	(1,093)
Total other income	204	888	799
Income (loss) from continuing operations before income taxes	(5,688)	(16,308)	(294)

Benefit for income taxes and minority interests	63	233	191

Estimated loss on discontinued operations	–	(210)	(104)
Net income (loss)	$(5,625)	$(16,285)	$(207)

Pro forma earnings (loss) per common share:
Attributable to the Acacia Technologies group:
Net loss	$(2,077)	$(5,669)	$(5,035)
Basic and diluted loss per share	(0.09)	(0.21)	(0.21)

Weighted average shares (2):
Acacia Research - Acacia Technologies stock:
Basic and diluted	23,732,319	26,777,117	23,716,652
_________________
(1)
Results of operations for Global Patent Holdings, LLC were not material for the period January 1, 2005, through January 28, 2005. Pro forma adjustments reflect the impact of the acquisition for the 28-day period from January 1, 2005 to January 28, 2005.

(2)	There is no pro forma impact on earnings (loss) per share attributable to the CombiMatrix group for any periods.
(3)	There is no pro forma impact on the three months ended September 30, 2005.

9.  COMMON STOCK PURCHASE WARRANT LIABILITY

Acacia Research Corporation’s classes of common stock are subject to certain redemption provisions in the event that Acacia Research Corporation sells, transfers, assigns or otherwise disposes of, in one transaction or a series of related transactions, all or substantially all of the properties and assets attributed to either group.

Pursuant to guidance set forth in FSP No. 150-5, which was adopted effective July 1, 2005, Acacia Research Corporation reclassified $521,000 from redeemable equity to a long-term warrant liability (included in “Other liabilities”), representing the fair value of 283,410 contingently redeemable AR-CombiMatrix stock purchase warrants originally issued in May 2003 (“May 2003 warrants”) and exercisable through May 2008. The cumulative effect of changes in the fair value of the warrant liability related to the May 2003 warrants through June 30, 2005, was a net credit of $39,000, which is included in warrant charges (credits) in the statement of operations. Warrant charges (credits) for the three and nine months ended September 30, 2005 also include a net credit of $163,000 related to changes in the fair value of the liability related to the May 2003 warrants from July 1, 2005 through September 30, 2005.

The long-term warrant liability at September 30, 2005 also includes $1,712,000, representing the fair value of the 1,596,478 contingently redeemable AR-CombiMatrix stock purchase warrants issued in the September 2005 equity financing described earlier. Warrant charges (credits) for the three and nine months ended September 30, 2005 includes a net charge of $39,000 related to changes in the fair value of the warrant liability related to the September 2005 warrants during the respective periods.

The fair value of AR-CombiMatrix stock purchase warrants was determined using the Black-Scholes option-pricing model, assuming weighted average risk free interest rates of approximately 2.34%, 3.72% and 4.18% in May 2003, June 2005 and September 2005, respectively, volatility of 100% in May 2005 and 88% in June and September 2005, respectively, and an expected term of 5 years for all periods. The warrant liability was attributed to the CombiMatrix group.

10.  COMMITMENTS AND CONTINGENCIES

CombiMatrix group

In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. (“Leuchemix”), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly over the two-year period commencing with the fourth quarter of 2004. In accordance with the terms of the purchase agreement, the CombiMatrix group made scheduled investments totaling $1,100,000 during the nine months ended September 30, 2005, resulting in an ownership interest of approximately 14% as of September 30, 2005. The CombiMatrix group will make additional investments in Leuchemix of $500,000 in 2005 and $2,150,000 in 2006, in accordance with the terms of the agreement. The CombiMatrix group’s investment is being accounted for under the equity method as the CombiMatrix group has the ability to exercise significant influence over Leuchemix, primarily due to CombiMatrix Corporation’s representation on Leuchemix’s board of directors.

In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group’s array technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $5.9 million. As of September 30, 2005, the biological threat detection contract with the Department of Defense was approximately 85% complete and had approximately $700,000 of costs remaining to be incurred on the existing contract.

On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the nine months ended September 30, 2005 and 2004, we recorded a net non-cash credit totaling $406,000 and a net non-cash charge totaling $776,000, respectively, in connection with certain anti-dilution provisions of the settlement agreement. The related liability reflects management’s estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock to be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date pursuant to the anti-dilution terms of the agreement. The liability is adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expired as of September 30, 2005, resulting in no liability at September 30, 2005 or in future periods.

In addition to other terms of the settlement agreement, CombiMatrix Corporation is also required to make quarterly payments to Nanogen, Inc. equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalties incurred under the agreement during the nine months ended September 30, 2005, and 2004, were $130,000 and $113,000, respectively.

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

In connection with the Acacia Technologies group’s licensing and enforcement activities, the Acacia Technologies group may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law. These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained by the Acacia Technologies group. In instances where the Acacia Technologies group does not recover license fees from potential infringers, no contingent legal fees are paid; however, the Acacia Technologies group may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement. Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained by the Acacia Technologies group are included in long-term liabilities in the statement of financial condition.

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

Technology Licensing Corporation and AV Technologies, LLC v. Thomson, Inc. United States District Court for the Eastern District of California. On appeal to the U.S. Court of Appeals for the Federal Circuit. Notice of Appeal Filed 8/23/05. Lower Court Case No. 2:03-cv-01329.

New Medium Technologies, LLC and AV Technologies, LLC v. Barco NV and Miranda Technologies. United States District Court for the Northern District of Illinois. Filed 9/29/05. Case No. 1:05-cv-05620.

Broadcast Data Retrieval

Sirius Satellite Radio, Inc. v. Acacia Research Corporation and Acacia Global Acquisition Corporation. United States District Court for the Southern District of New York. Filed 8/24/05. Case No. 1:05-cv-07495.

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

Financial Systems Innovation, LLC and Paul N. Ware v. Circuit City Stores, Inc., Officemax Inc., Staples, Inc., Cracker Barrel Old Country Store, Inc., Fry’s Electronics, Inc., and Rite Aid Corporation. United States District Court for the Northern District of Georgia. Case No. 4:05-cv-00156.

Data Encryption and Product Activation

Data Encryption Corporation v. Microsoft Corporation and Dell Computer Corporation. United States District Court for the Central District of California. Filed 7/29/05. Case No. 2:05-cv-05531.

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

Interstitial Internet Advertising

InternetAd Systems, LLC v. British Airways PLC. United States District Court for the Northern District of Texas. Filed 3/28/05. Case No. 3:05-cv-00604.

InternetAd Systems, LLC v. Aerovias de Mexico, S.A. de C.V., Ace Aviation Holdings, Inc., Alaska Airlines, Inc., ATA Airlines, Inc. and Certified Vacations Group, Inc. United States District Court for the Northern District of Texas. Filed 10/5/05. Case No. 3:05-cv-01969.

Microprocessor Enhancement Technology

Microprocessor Enhancement Corporation and Michael H. Branigin v. Texas Instruments, Incorporated. United States District Court for the Central District of California. Filed 4/7/05. Case No. 8:05-cv-00323.

Microprocessor Enhancement Corporation and Michael H. Branigin v. Intel Corporation. United States District Court for the Central District of California. Filed 8/3/05. Case No. 2:05-cv-05667.

Multi-Dimensional Bar Code Technology

VCode Holdings, Inc. and VData, LLC v. Boston Scientific Corporation, Stamps.com, Inc., and Hitachi Global Storage Technologies (Thailand), Ltd. United States District Court for the District of Minnesota. Filed 10/25/04. Case No. 0:04-cv-04583.

VCode Holdings, Inc. and VData, LLC v. U.S. Bank National Association, Toshiba Corporation, Brother Industries, Ltd., and Sato Corporation. United States District Court for the District of Minnesota. Filed 10/4/05. Case No. 0:05-cv-02329.

Spreadsheet Automation

Spreadsheet Automation Corporation v. Microsoft Corporation. United States District Court for the Eastern District of Texas. Filed 3/28/05. Case No. 2:05-cv-00127.

V-Chip Technology

The remaining Non-Soundview, Inc. parties in the Acacia Technologies group’s V-chip patent infringement lawsuit, which concluded in August 2004, filed a motion before the United States District Court for the District of Connecticut seeking reimbursement of certain attorney’s fees. On July 13, 2005, the Court entered an Order denying the motion in part, and granting the motion in part. The motion was denied with respect to Soundview Inc.’s patent infringement allegations, which the Court ruled were not asserted in bad faith. The motion was granted with respect to certain anti-trust allegations asserted subsequent to the Court’s ruling of non-infringement in August 2004. In October 2005, all V-chip related litigation activities were concluded with no material effect on our financial position, results of operations or cash flows.

Other

        IP Innovation, LLC v. Digital Think, Inc., Docent, Inc., eCollege.Com. United States District Court for the Southern District of Texas. On appeal to the U.S. Court of Appeals for the Federal Circuit. Notice of Appeal Filed 12/10/04. Lower Court Case No. 4:02-cv-02031.

11.  DISCONTINUED OPERATIONS

Results for the nine months ended September 30, 2005 and September 30, 2004, include a $210,000 and $104,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which were guaranteed by Acacia Research Corporation, expired in August 2005.

12.  CONSOLIDATING SEGMENT INFORMATION

Acacia Research Corporation has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our chief operating decision maker is considered to be Acacia Research Corporation’s Chief Executive Officer (“CEO”). The CEO reviews and evaluates financial information presented on a group basis as described below. Management evaluates performance based on the profit or loss from continuing operations and financial position of its segments. Acacia Research Corporation has two reportable segments as described earlier in Note 1.

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

Consolidating Balance Sheets (In thousands)

	At September 30, 2005				At December 31, 2004
	Acacia				Acacia
	Technologies	CombiMatrix			Technologies	CombiMatrix
	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$16,836	$17,212	$–	$34,048	$15,750	$2,985	$–	$18,735
Short-term investments	24,176	7,485	–	31,661	12,896	20,727	–	33,623
Accounts receivable	668	854	–	1,522	193	343	–	536
Prepaid expenses, inventory and other assets	1,116	411	–	1,527	754	229	–	983
Receivable from CombiMatrix group	–	–	–	–	119	–	(119)	–
Total current assets	42,796	25,962	–	68,758	29,712	24,284	(119)	53,877

Property and equipment, net of accumulated depreciation	126	2,656	–	2,782	104	2,330	–	2,434
Patents, net of accumulated amortization	25,129	8,200	–	33,329	3,042	9,021	–	12,063
Goodwill	121	19,424	–	19,545	121	19,424	–	19,545
Other assets	79	1,215	–	1,294	79	329	–	408
	$68,251	$57,457	$–	$125,708	$33,058	$55,388	$(119)	$88,327

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$2,096	$2,523	$–	$4,619	$2,175	$1,964	$–	$4,139
Royalties and legal fees payable	1,331	–	–	1,331	-	–	–	–
Current portion of deferred revenues	710	215	–	925	428	66	–	494
Payable to Acacia Technologies group	–	–	–	–	–	119	(119)	–
Total current liabilities	4,137	2,738	–	6,875	2,603	2,149	(119)	4,633

Deferred income taxes	762	2,009	–	2,771	869	2,112	–	2,981
Deferred revenues, net of current portion	71	3,766	–	3,837	–	3,893	–	3,893
Other liabilities	224	2,031	–	2,255	–	406	–	406

Total liabilities	5,194	10,544	–	15,738	3,472	8,560	(119)	11,913

Minority interests	486	–	–	486	778	–	–	778

Redeemable stockholders' equity:
AR - Acacia Technologies stock	62,571	–	–	62,571	28,808	–	–	28,808
AR - CombiMatrix stock	–	46,913	–	46,913	–	46,828	–	46,828

Total stockholders' equity	62,571	46,913	–	109,484	28,808	46,828	-	75,636
	$68,251	$57,457	$–	$125,708	$33,058	$55,388	$(119)	$88,327

____________________
NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to Soundbreak.com. Total assets related to discontinued operations totaled $746,000 and $1,443,000 at September 30, 2005, and December 31, 2004, respectively. Total liabilities related to discontinued operations totaled $84,000 and $275,000 at September 30, 2005, and December 31, 2004, respectively.

Consolidating Statement of Operations (In thousands)

	For the Three Months Ended September 30, 2005			For the Nine Months Ended September 30, 2005
	Acacia Technologies Group	CombiMatrix Group	Consolidated	Acacia Technologies Group	CombiMatrix Group	Consolidated
Revenues:
Research and development and government contracts	$–	$973	$973	$–	$2,985	$2,985
License fees	6,783	–	6,783	11,328	–	11,328
Products and services	–	490	490	–	1,404	1,404
Total revenues	6,783	1,463	8,246	11,328	4,389	15,717

Operating expenses:
Cost of government contract revenues	–	920	920	–	2,820	2,820
Cost of product sales	–	282	282	–	635	635
Research and development expenses	–	1,527	1,527	–	4,082	4,082
Marketing, general and administrative expenses	1,990	2,840	4,830	5,359	7,621	12,980
Legal expenses - patents	1,076	–	1,076	2,173	–	2,173
Contingent legal fees and inventor royalties expense - patents	3,939	–	3,939	5,706	–	5,706
Inventor royalties - V-chip	225	–	225	225	–	225
Non-cash stock compensation amortization -
marketing, general and administrative	123	(35)	88	123	(146)	(23)
Amortization of patents	1,334	273	1,607	3,586	821	4,407
Legal settlement charges (credits)	–	(211)	(211)	–	(406)	(406)
Warrant charges (credits)	–	(163)	(163)	–	(163)	(163)
Total operating expenses	8,687	5,433	14,120	17,172	15,264	32,436

Operating income (loss)	(1,904)	(3,970)	(5,874)	(5,844)	(10,875)	(16,719)

Other income (expense):
Interest income	312	122	434	761	328	1,089
Other income (expense)	–	(100)	(100)	1	(202)	(201)
Total other income	312	22	334	762	126	888

Income (loss) from continuing operations
before income taxes	(1,592)	(3,948)	(5,540)	(5,082)	(10,749)	(15,831)

Benefit for income taxes	33	65	98	99	133	232
Income (loss) from continuing operations before minority interests	(1,559)	(3,883)	(5,442)	(4,983)	(10,616)	(15,599)

Minority interests	1	–	1	1	–	1
Loss from continuing operations	(1,558)	(3,883)	(5,441)	(4,982)	(10,616)	(15,598)

Discontinued operations:

Estimated loss on disposal of discontinued operations	–	–	–	(210)	–	(210)
Net income (loss)	$(1,558)	$(3,883)	$(5,441)	$(5,192)	$(10,616)	$(15,808)

Consolidating Statement of Operations (Continued) (In thousands)

	For the Three Months Ended September 30, 2004			For the Nine Months Ended September 30, 2004
	Acacia Technologies Group	CombiMatrix Group	Consolidated	Acacia Technologies Group	CombiMatrix Group	Consolidated
Revenues:
Research and development and government contracts	$–	$685	$685	$–	$18,905	$18,905
License fees	2,240	–	2,240	3,505	–	3,505
Products and services	–	68	68	–	214	214
Total revenues	2,240	753	2,993	3,505	19,119	22,624

Operating expenses:
Cost of government contract revenues	–	647	647	–	1,505	1,505
Cost of product sales	–	41	41	–	81	81
Research and development expenses	–	1,140	1,140	–	3,932	3,932
Non-cash stock compensation amortization -
research and development	–	(10)	(10)	–	91	91
Marketing, general and administrative expenses	1,323	2,274	3,597	3,489	6,780	10,269
Non-cash stock compensation amortization -
marketing, general and administrative	–	157	157	–	634	634
Legal expenses - patents	1,174	–	1,174	2,352	–	2,352
Goodwill impairment charge	1,616	–	1,616	1,616	–	1,616
Amortization of patents	125	274	399	375	822	1,197
Legal settlement charges (credits)	–	(90)	(90)	–	776	776
Total operating expenses	4,238	4,433	8,671	7,832	14,621	22,453

Operating income (loss)	(1,998)	(3,680)	(5,678)	(4,327)	4,498	171

Other income:
Interest income	120	98	218	340	228	568
Total other income	120	98	218	340	228	568

Income (loss) from continuing operations before income taxes
and minority interests	(1,878)	(3,582)	(5,460)	(3,987)	4,726	739

Benefit for income taxes	36	34	70	104	102	206
Income (loss) from continuing operations before minority interests	(1,842)	(3,548)	(5,390)	(3,883)	4,828	945

Minority interests	–	–	–	3	–	3
Loss from continuing operations	(1,842)	(3,548)	(5,390)	(3,880)	4,828	948

Discontinued operations:

Estimated loss on disposal of discontinued operations	–	–	–	(104)	–	(104)
Net income (loss)	$(1,842)	$(3,548)	$(5,390)	$(3,984)	$4,828	$844

Consolidating Statement of Cash Flows (In thousands)
	For the Nine Months Ended September 30, 2005				For the Nine Months Ended September 30, 2004
	Acacia				Acacia
	Technologies	CombiMatrix			Technologies	CombiMatrix
	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss) from continuing operations	$(4,982)	$(10,616)	$–	$(15,598)	$(3,880)	$4,828	$–	$948
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,629	1,631	–	5,260	413	1,667	–	2,080
Minority interests	3	–	–	3	–	–	–	–
Non-cash stock compensation	123	(146)	-	(23)	-	725	-	725
Deferred tax benefit	(107)	(103)	–	(210)	(107)	(102)	–	(209)
Non-cash warrant charges (credit)	–	(163)	–	(163)	–	–	–	–
Non-cash legal settlement charges (credits)	–	(406)	–	(406)	–	776	–	776
Non-cash impairment charge	–	–	–	–	1,616	–	–	1,616
Other	–	125	–	125	22	(75)	–	(53)
Changes in assets and liabilities, excluding effect of business acquisition:
Accounts receivable	(475)	(511)	–	(986)	(51)	(127)	–	(178)
Prepaid expenses, inventory and other assets	(328)	(129)	(119)	(576)	573	(5)	16	584
Accounts payable, accrued expenses and other	113	342	119	574	733	213	(16)	930
Royalties and legal fees payable	1,331	–	–	1,331	–	–	–	–
Deferred revenues	353	22	–	375	(1,011)	(16,554)	–	(17,565)
Net cash used in operating activities from continuing operations	(340)	(9,954)	–	(10,294)	(1,692)	(8,654)	–	(10,346)
Net cash used in operating activities from discontinued operations	(525)	–	–	(525)	(636)	–	–	(636)
Net cash used in operating activities	(865)	(9,954)	–	(10,819)	(2,328)	(8,654)	–	(10,982)

Cash flows from investing activities:
Purchase of property and equipment	(65)	(1,097)	–	(1,162)	(67)	(654)	–	(721)
Purchase of available-for-sale investments	(37,665)	(19,536)	–	(57,201)	(4,948)	(44,001)	–	(48,949)
Sale of available-for-sale investments	26,350	32,910	–	59,260	5,004	33,717	–	38,721
Business acquisition	(5,796)	–	–	(5,796)	–	–	–	–
Purchase of additional interests in equity method investee	–	(1,100)	–	(1,100)	–	–	–	–
Patent acquisition costs	(445)	–	–	(445)	–	–	–	–
Other	–	–	–	–	(5)	–	–	(5)
Net cash provided by (used in) investing activities from continued operations	(17,621)	11,177	–	(6,444)	(16)	(10,938)	–	(10,954)
Net cash used in investing activities from discontinued operations	–	–	–	–	(198)	–	–	(198)
Net cash provided by (used in) investing activities	(17,621)	11,177	–	(6,444)	(214)	(10,938)	–	(11,152)

Cash flows from financing activities:
Net cash attributed to the Acacia Technologies group	19,572	–	–	19,572	(234)	–	–	(234)
Net cash attributed to the CombiMatrix group	–	12,969	–	12,969	–	18,746	–	18,746
Net cash provided by (used in) financing activities	19,572	12,969	–	32,541	(234)	18,746	–	18,512

Effect of exchange rate on cash	–	35	–	35	–	(5)	–	(5)
Increase (decrease) in cash and cash equivalents	1,086	14,227	–	15,313	(2,776)	(851)	–	(3,627)

Cash and cash equivalents, beginning	15,750	2,985	–	18,735	20,392	3,807	–	24,199
Cash and cash equivalents, ending	$16,836	$17,212	$–	$34,048	$17,616	$2,956	$–	$20,572

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$17,212	$2,985
Available-for-sale investments	7,485	20,727
Accounts receivable	854	343
Inventory, prepaid expenses and other assets	411	229
Total current assets	25,962	24,284

Property and equipment, net of accumulated depreciation	2,656	2,330
Patents, net of accumulated amortization of $3,895 (2005) and $3,074 (2004)	8,200	9,021
Goodwill	19,424	19,424
Other assets	1,215	329
	$57,457	$55,388

LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
Accounts payable, accrued expenses and other	$2,523	$1,964
Current portion of deferred revenues	215	66
Payable to Acacia Technologies group	–	119
Total current liabilities	2,738	2,149

Deferred income taxes	2,009	2,112
Deferred revenues, net of current portion	3,766	3,893
Other liabilities	2,031	406
Total liabilities	10,544	8,560

Commitments and contingencies (Note 8)

Allocated net worth:

Funds allocated by Acacia Research Corporation	169,757	159,056

Accumulated net losses	(122,844)	(112,228)
Total allocated net worth	46,913	46,828
	$57,457	$55,388

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues:
Research and development contract	$–	$–	$–	$17,302
Government contract	973	685	2,985	1,603
Products and services	490	68	1,404	214
Total revenues	1,463	753	4,389	19,119

Operating expenses:
Cost of government contract revenues	920	647	2,820	1,505
Cost of product sales	282	41	635	81
Research and development expenses	1,527	1,140	4,082	3,932
Non-cash stock compensation amortization - research and development	–	(10)	–	91
Marketing, general and administrative expenses	2,840	2,274	7,621	6,780
Non-cash stock compensation amortization - marketing general and administrative	(35)	157	(146)	634
Amortization of patents	273	274	821	822
Legal settlement charges (credits)	(211)	(90)	(406)	776
Warrant charges (credits)	(163)	–	(163)	–
Total operating expenses	5,433	4,433	15,264	14,621

Operating income (loss)	(3,970)	(3,680)	(10,875)	4,498

Other income (expense):
Interest income	122	98	328	228
Other expense	(100)	–	(202)	–
Total other income	22	98	126	228

Income (loss) from operations before income taxes	(3,948)	(3,582)	(10,749)	4,726

Benefit for income taxes	65	34	133	102
Division net income (loss)	$(3,883)	$(3,548)	$(10,616)	$4,828

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Division net income (loss) from operations	$(10,616)	$4,828
Adjustments to reconcile division net income (loss) from operations to net cash used in operating activities:
Depreciation and amortization	1,631	1,667
Non-cash stock compensation	(146)	725
Deferred tax benefit	(103)	(102)
Non-cash warrant charges (credits)	(163)	–
Non-cash legal settlement charges (credits)	(406)	776
Other	125	(75)
Changes in assets and liabilities:
Accounts receivable	(511)	(127)
Inventory, prepaid expenses and other assets	(129)	(5)
Accounts payable, accrued expenses and other	342	213
Deferred revenues	22	(16,554)
Net cash used in operating activities	(9,954)	(8,654)

Cash flows from investing activities:
Purchase of property and equipment	(1,097)	(654)
Purchase of available-for-sale investments	(19,536)	(44,001)
Sale of available-for-sale investments	32,910	33,717
Purchase of additional interests in equity method investee	(1,100)	–
Net cash provided by (used in) investing activities	11,177	(10,938)

Cash flows from financing activities:
Net cash flows attributed to the CombiMatrix group	12,969	18,746

Effect of exchange rate on cash	35	(5)

Increase (decrease) in cash and cash equivalents	14,227	(851)

Cash and cash equivalents, beginning	2,985	3,807
Cash and cash equivalents, ending	$17,212	$2,956

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Acacia Research Corporation is comprised of two separate divisions: the CombiMatrix group and the Acacia Technologies group.

Acacia Research Corporation’s life sciences business, referred to as the “CombiMatrix group,” a division of Acacia Research Corporation, is primarily comprised of Acacia Research Corporation’s wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation’s wholly owned subsidiaries, CombiMatrix Molecular Diagnostics, Inc. and CombiMatrix K.K. and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation’s life sciences business.

The CombiMatrix group is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies and products in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc., a wholly owned subsidiary located in Irvine, California, is exploring opportunities for the CombiMatrix group’s arrays in the field of clinical diagnostics. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, Japan, is exploring opportunities for CombiMatrix Corporation’s array system with pharmaceutical and biotechnology companies in the Asian market.

On December 11, 2002, Acacia Research Corporation’s stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby Acacia Research Corporation created two new classes of common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”), and divided Acacia Research Corporation’s existing Acacia Research Corporation common stock into shares of the two new classes of common stock.

Basis of Presentation. The unaudited interim CombiMatrix group financial statements as of September 30, 2005, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the CombiMatrix group financial statements and Acacia Research Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2004. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The CombiMatrix group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of its financial position as of September 30, 2005, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire year.

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

The CombiMatrix group financial statements taken together with the Acacia Technologies group financial statements comprise all of the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of the CombiMatrix group reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the CombiMatrix group include the accounts or assets of Acacia Research Corporation specifically attributed to the CombiMatrix group and were prepared using amounts included in Acacia Research Corporation’s consolidated financial statements.

Financial effects arising from one group that affect Acacia Research Corporation’s results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the class of common stock relating to the other group. Any division net losses of the CombiMatrix group or the Acacia Technologies group and dividends or distributions on, or repurchases of, AR-CombiMatrix stock or AR-Acacia Technologies stock or repurchases of preferred stock of Acacia Research Corporation will reduce the assets of Acacia Research Corporation legally available for payment of dividends on AR-CombiMatrix stock or AR-Acacia Technologies stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition. The CombiMatrix group recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) and related authoritative pronouncements. Revenues from multiple-element arrangements are accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

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

Revenues from government grants and contracts are recognized in accordance with Accounting Research Bulletin (“ARB”) No. 43, “Government Contracts,” and related pronouncements. Accordingly, revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at each reporting period. Under the percentage-of-completion method of accounting, contract revenues and expenses are recognized in the period that work is performed based on the percentage of actual incurred costs to estimated total contract costs. Actual contract costs and cost estimates include direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges. Contract change orders and claims are included when they can be reliably estimated and are considered probable. For contracts that extend over a one-year period, revisions in contract cost estimates, if they occur, have the effect of adjusting current period earnings applicable to performance in prior periods. Should current contract estimates indicate an overall future loss to be incurred, a provision is made for the total anticipated loss in the current period.

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

Inventory. Inventory, which consists primarily of raw materials to be used in the production of the CombiMatrix group’s array products, is stated at the lower of cost or market using the first-in, first-out method.

Stock-Based Compensation. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

 Earnings Per Share Information and Stock Option and Related Option Plan Information. Earnings per share and stock option and related option plan information is omitted from the CombiMatrix group footnotes because AR-CombiMatrix stock is part of the capital structure of Acacia Research Corporation. The CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock are stockholders of Acacia Research Corporation. This presentation reflects the fact that the CombiMatrix group does not have legally issued common or preferred stock and AR-CombiMatrix stock transactions are not legal transactions of the CombiMatrix group. Refer to the Acacia Research Corporation consolidated financial statements for earnings per share information for Acacia Research Corporation’s classes of stock, computed using the two-class method in accordance with SFAS No. 128, “Earnings per Share.” Refer to the Acacia Research Corporation consolidated financial statements for disclosures regarding Acacia Research Corporation’s stock option plans.

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

4.   INTANGIBLE ASSETS

The CombiMatrix group’s only identifiable intangible assets are patents, which have remaining economic useful lives up to 2020. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2009 is estimated to be $1,095,000 per year. At September 30, 2005, and December 31, 2004, all of the CombiMatrix group’s acquired intangible assets other than goodwill were subject to amortization.

5.   EQUITY FINANCINGS

In July 2005, Acacia Research Corporation raised gross proceeds of $3,151,000 through the sale of 1,400,444 shares of AR-CombiMatrix stock at a price of $2.25 per share in a registered direct offering. Net proceeds raised of approximately $3,114,000, which are net of related issuance costs, were attributed to the CombiMatrix group.

In September 2005, Acacia Research Corporation raised gross proceeds of $10,537,000 through the sale of 6,385,907 shares of AR-CombiMatrix stock and 1,596,478 AR-CombiMatrix stock purchase warrants at a price of $1.65 per unit in a registered direct offering. Each unit consisted of one share of AR-CombiMatrix stock and one-quarter of a five-year AR-CombiMatrix stock purchase warrant. Each full AR-CombiMatrix stock purchase warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $2.40 per share and is exercisable immediately upon issue. Net proceeds raised of approximately $9,707,000, which are net of related issuance costs, were attributed to the CombiMatrix group.

In April 2004, Acacia Research Corporation raised gross proceeds of $15,000,000 through the sale of 3,000,000 shares of AR-CombiMatrix stock at a price of $5.00 per share in a registered direct offering. Net proceeds raised of approximately $13,715,000, which are net of related issuance costs, were attributed to the CombiMatrix group.

Proceeds from these offerings are being used for general working capital purposes. All of the shares of stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission

6.  RESEARCH AND DEVELOPMENT CONTRACTS

In August 2004, the CombiMatrix group received a $1,000,000 upfront payment from Furuno Electric Co., LTD (“Furuno”) as part of a multi-year collaboration agreement to develop a bench-top array synthesizer for commercial applications. In 2003, the CombiMatrix group received upfront and milestone payments from Toppan Printing Co., LTD. (“Toppan”) totaling $2,400,000, pursuant to a multi-year collaboration and supply agreement to develop and manufacture arrays using the CombiMatrix group’s proprietary electrochemical detection approach. The payments received from Furuno and Toppan are included in deferred revenues at September 30, 2005, and December 31, 2004, in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements.

In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche Diagnostics, GmbH (“Roche”). As a result of completing all of its obligations under this agreement and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred Roche related contract revenues totaling $17,302,000 during the first quarter of 2004.

7.  COMMON STOCK PURCHASE WARRANT LIABILITY

Pursuant to guidance set forth in FSP No. 150-5, which was adopted effective July 1, 2005, Acacia Research Corporation reclassified $521,000 from redeemable equity to a long-term warrant liability (included in “Other liabilities”), representing the fair value of 283,410 contingently redeemable AR-CombiMatrix stock purchase warrants originally issued in May 2003 (“May 2003 warrants”) and exercisable through May 2008. The cumulative effect of changes in the fair value of the warrant liability related to the May 2003 warrants through June 30, 2005 was a net credit of $39,000, which is included in warrant charges (credits) in the statement of operations. Warrant charges (credits) for the three and nine months ended September 30, 2005 also include a net credit of $163,000 related to changes in the fair value of the liability related to the May 2003 warrants from July 1, 2005 through September 30, 2005.

The long-term warrant liability at September 30, 2005 also includes $1,712,000, representing the fair value of the 1,596,478 contingently redeemable AR-CombiMatrix stock purchase warrants issued in the September 2005 equity financing described earlier. Warrant charges (credits) for the three and nine months ended September 30, 2005 includes a net charge of $39,000 related to changes in the fair value of the warrant liability related to the September 2005 warrants during the respective periods.

The warrant liability was attributed to the CombiMatrix group. Refer to Note 9 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for additional information.

8.  COMMITMENTS AND CONTINGENCIES

In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. (“Leuchemix”), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly over the two-year period commencing with the fourth quarter of 2004. In accordance with the terms of the purchase agreement, the CombiMatrix group made scheduled investments totaling $1,100,000 during the nine months ended September 30, 2005, resulting in an ownership interest of approximately 14% as of September 30, 2005. The CombiMatrix group will make additional investments in Leuchemix of $500,000 in 2005 and $2,150,000 in 2006, in accordance with the terms of the agreement. The CombiMatrix group’s investment is being accounted for under the equity method as the CombiMatrix group has the ability to exercise significant influence over Leuchemix, primarily due to CombiMatrix Corporation’s representation on Leuchemix’s board of directors.

In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group’s array technology for the detection of biological threat agents. Under the terms of the contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $5.9 million. As of September 30, 2005, the biological threat detection contract with the Department of Defense was approximately 85% complete and had approximately $700,000 of costs remaining to be incurred on the existing contract.

On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the nine months ended September 30, 2005 and 2004, we recorded a net non-cash credit totaling $406,000 and a net non-cash charge totaling $776,000, respectively, in connection with certain anti-dilution provisions of the settlement agreement. The related liability reflects management’s estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock to be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date pursuant to the anti-dilution terms of the agreement. The liability is adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expired as of September 30, 2005, resulting in no liability at September 30, 2005 or in future periods.

In addition to other terms of the settlement agreement, CombiMatrix Corporation is also required to make quarterly payments to Nanogen, Inc. equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalties incurred under the agreement during the nine months ended September 30, 2005, and 2004, were $130,000 and $113,000, respectively.

The CombiMatrix group is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the CombiMatrix group’s financial position, results of operations or cash flows.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$16,836	$15,750
Short-term investments	24,176	12,896
Accounts receivable	668	193
Prepaid expenses and other assets	1,116	754
Receivable from CombiMatrix group	–	119
Total current assets	42,796	29,712

Property and equipment, net of accumulated depreciation	126	104
Patents, net of accumulated amortization of $5,270 (2005) and $1,684 (2004)	25,129	3,042
Goodwill	121	121
Other assets	79	79
	$68,251	$33,058

LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
Accounts payable and accrued expenses	$2,096	$2,175
Royalties and legal fees payable	1,331	–
Current portion of deferred revenues	710	428
Total current liabilities	4,137	2,603

Deferred income taxes	762	869
Deferred revenues, net of current portion	71	–
Other liabilities	224	–
Total liabilities	5,194	3,472

Minority interests	486	778

Commitments and contingencies (Note 7)

Allocated net worth:

Funds allocated by Acacia Research Corporation	143,772	104,817

Accumulated net losses	(81,201)	(76,009)
Total allocated net worth	62,571	28,808
	$68,251	$33,058

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues:
License fees	$6,783	$2,240	$11,328	$3,505
Total revenues	6,783	2,240	11,328	3,505

Operating expenses:
Marketing, general and administrative expenses	1,990	1,323	5,359	3,489
Legal expenses - patents	1,076	1,174	2,173	2,352
Contingent legal fees and inventor royalties expense - patents	3,939	–	5,706	–
Inventor royalties - V-chip	225	–	225	–
Non-cash stock compensation amortization	123	–	123	–
Goodwill impairment charge	–	1,616	–	1,616
Amortization of patents	1,334	125	3,586	375
Total operating expenses	8,687	4,238	17,172	7,832

Operating loss	(1,904)	(1,998)	(5,844)	(4,327)

Other income:
Interest income	312	120	761	340
Other income	–	–	1	–
Total other income	312	120	762	340

Loss from continuing operations before income taxes and minority interests	(1,592)	(1,878)	(5,082)	(3,987)
Benefit for income taxes	33	36	99	104
Loss from continuing operations before minority interests	(1,559)	(1,842)	(4,983)	(3,883)

Minority interests	1	–	1	3
Loss from continuing operations	(1,558)	(1,842)	(4,982)	(3,880)

Discontinued operations:
Estimated loss on disposal of discontinued operations	–	–	(210)	(104)
Division net loss	$(1,558)	$(1,842)	$(5,192)	$(3,984)

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Cash flows from operating activities:
Division net loss from continuing operations	$(4,982)	$(3,880)
Adjustments to reconcile division net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	3,629	413
Minority interests	3	–
Non-cash stock compensation	123	–
Deferred tax benefit	(107)	(107)
Non-cash impairment charge	–	1,616
Other	–	22
Changes in assets and liabilities, excluding effect of business acquisitions:
Accounts receivable	(475)	(51)
Prepaid expenses and other assets	(328)	573
Accounts payable and accrued expenses	113	733
Royalties and legal fees payable	1,331	–
Deferred revenues	353	(1,011)

Net cash used in operating activities from continuing operations	(340)	(1,692)
Net cash used in operating activities from discontinued operations	(525)	(636)
Net cash used in operating activities	(865)	(2,328)

Cash flows from investing activities:
Purchase of property and equipment	(65)	(67)
Purchase of available-for-sale investments	(37,665)	(4,948)
Sale of available-for-sale investments	26,350	5,004
Business acquisition	(5,796)	–
Patent acquisition costs	(445)	–
Other	–	(5)

Net cash used in investing activities from continued operations	(17,621)	(16)
Net cash used in investing activities from discontinued operations	–	(198)
Net cash used in investing activities	(17,621)	(214)

Cash flows from financing activities:
Net cash flows attributed to the Acacia Technologies group	19,572	(234)

Decrease in cash and cash equivalents	1,086	(2,776)

Cash and cash equivalents, beginning	15,750	20,392
Cash and cash equivalents, ending	$16,836	$17,616

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Acacia Research Corporation’s continuing operations are comprised of two separate divisions: the Acacia Technologies group and the CombiMatrix group.

Acacia Research Corporation’s intellectual property licensing and enforcement business, referred to as the “Acacia Technologies group,” a division of Acacia Research Corporation, is primarily comprised of certain of Acacia Research Corporation’s wholly owned subsidiaries and limited liability companies including: Acacia Global Acquisition Corporation, Acacia Media Technologies Corporation, Acacia Patent Acquisition Corporation, Acacia Technologies Services Corporation, AV Technologies LLC, Broadcast Innovation LLC, Computer Cache Coherency Corporation, Computer Docking Station Corporation, Data Encryption Corporation, Data Innovation LLC, Financial Services Innovation LLC, Information Technology Innovation LLC, InternetAd LLC, IP Innovation LLC, KY Data Systems LLC, Microprocessor Enhancement Corporation, New Medium LLC, TechSearch LLC, VData LLC, Soundview Technologies, Inc. and Spreadsheet Automation Corporation, and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to Acacia Research Corporation’s intellectual property licensing and enforcement business. See Note 6 for information on our recent business acquisition.

The Acacia Technologies group develops, acquires, and licenses patented technologies.  Acacia controls 33 patent portfolios, which include over 130 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries including Audio/Video Enhancement & Synchronization, Broadcast Data Retrieval, Computer Memory Cache Coherency, Credit Card Fraud Protection, Data Encryption & Product Activation, Digital Media Transmission (“DMT®”), Digital Ink Jet Printing, Digital Video Production, Dynamic Manufacturing Modeling, Enhanced Internet Navigation, High Resolution Optics, Image Resolution Enhancement, Hearing Aid ECS, Interactive Data Sharing, Interactive Television, Interstitial Internet Advertising, Laptop Connectivity, Microprocessor Enhancement, Multi-Dimensional Bar Codes, Network Data Back-Up, Resource Scheduling, Rotational Video Imaging and Spreadsheet Automation.

On December 11, 2002, Acacia Research Corporation’s stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby Acacia Research Corporation created two new classes of common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”), and divided Acacia Research Corporation’s existing Acacia Research Corporation common stock into shares of the two new classes of common stock.

Basis of Presentation. The unaudited interim Acacia Technologies group financial statements as of September 30, 2005, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the Acacia Technologies group financial statements and Acacia Research Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2004. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Acacia Technologies group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of its financial position as of September 30, 2005, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the entire year.

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

The Acacia Technologies group financial statements taken together with the CombiMatrix group financial statements comprise all of the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of Acacia Technologies group reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the Acacia Technologies group include the accounts or assets of Acacia Research Corporation specifically attributed to the Acacia Technologies group and were prepared using amounts included in Acacia Research Corporation’s consolidated financial statements.

Financial effects arising from one group that affect Acacia Research Corporation’s results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the class of common stock relating to the other group. Any division net losses of the CombiMatrix group or the Acacia Technologies group and dividends or distributions on, or repurchases of, AR-CombiMatrix stock or AR-Acacia Technologies stock or repurchases of preferred stock of Acacia Research Corporation will reduce the assets of Acacia Research Corporation legally available for payment of dividends on AR-CombiMatrix stock or AR-Acacia Technologies stock.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revision in the Classification of Certain Securities. In connection with the preparation of Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, we concluded that it was appropriate to classify the Acacia Technologies group’s auction rate municipal bonds and variable rate municipal demand notes as current investments.  Previously, such investments had been classified as cash and cash equivalents. Accordingly, the Acacia Technologies group has revised its prior classification to report these securities as current investments in its Consolidated Balance Sheet as of September 30, 2004.  The Acacia Technologies group has also made corresponding adjustments to its Consolidated Statement of Cash Flows for the nine months ended September 30, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operations or from financing activities in the Acacia Technology group’s previously reported Consolidated Statements of Cash Flows, or previously reported Consolidated Statements of Income for any period.

As of September 30, 2004, and December 31, 2003, before this revision in classification, $11,750,000 and $7,750,000, respectively, of these current investments were classified as cash and cash equivalents on the Acacia Technologies group’s Consolidated Balance Sheets. For the nine months ended September 30, 2004, before this revision in classification, net cash used in investing activities related to these current investments of $4,000,000, net, were included in cash and cash equivalents in the Acacia Technologies group’s Consolidated Statement of Cash Flows.

Revenue Recognition. Under the terms of its license agreements, the Acacia Technologies group grants non-exclusive licenses for the use of its patented technologies. In general, pursuant to the terms of the Acacia Technologies group’s agreements with its licensees, upon the grant of the licenses, the Acacia Technologies group has no further obligations with respect to the licenses granted. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

Revenues generated from license agreements are generally accrued and recognized as revenue in the period earned, provided that amounts are fixed or determinable and collectibility is reasonably assured.

Certain license agreements provide for the calculation of license fees based on a licensee’s actual quarterly sales or actual per unit activity, applied to a contractual royalty rate. Licensees that pay license fees on a quarterly basis generally report actual quarterly sales or actual per unit activity information and related quarterly license fees due to the Acacia Technologies group within 30 to 45 days after the end of the quarter in which such sales or activity takes place. Consequently, the Acacia Technologies group recognizes revenue from these licensing agreements on a three-month lag basis, in the quarter following the quarter of sales or per unit activity, provided amounts are fixed or determinable and collectibility is reasonably assured. The lag method described above allows for the receipt of licensee royalty reports prior to the recognition of revenue.

Certain license agreements provide for the payment of a minimum upfront annual license fee at the inception of each annual license term. Minimum upfront annual license fees are generally determined based on a licensee’s estimated annual sales or a licensee’s base level of per unit activity. These minimum upfront annual license fee payments are deferred and amortized to revenue on a straight-line basis over the annual license term. To the extent actual annual royalties, determined and reported in accordance with the terms of the respective agreements, exceed the minimum upfront annual license fees paid, the additional royalties are recognized in revenue in the quarter following the quarter in which the base per unit activity was exceeded or the quarter following the annual license term, depending on the terms of the respective agreement, provided that amounts are fixed or determinable and collectibility is reasonably assured.

Certain license agreements provide for the payment of contractually determined paid-up license fees in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by the Acacia Technologies group’s patented technologies. Certain of these agreements also provide for future royalties or additional required payments based on future activities. The execution of these license agreements may also result in the dismissal of any pending litigation. Pursuant to the terms of these agreements, the Acacia Technologies group has no further obligation with respect to the grant of the non-exclusive retroactive and future license, including no express or implied obligation on the Acacia Technologies group’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the license upon execution of the agreement. As such, the earnings process is generally complete upon the execution of the agreement, and revenue is recognized upon execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met.

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

As a result of the Acacia Technologies group’s licensing and any related intellectual property enforcement activities, the Acacia Technologies group may recognize royalty revenues that relate to prior period activities of our licensees. Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts are recognized in the period the adjustment is determined as a change in accounting estimate.

Stock-Based Compensation. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

Earnings Per Share Information and Stock Option and Related Option Plan Information. Earnings per share and stock option and related option plan information is omitted from the Acacia Technologies group footnotes because AR-Acacia Technologies stock is part of the capital structure of Acacia Research Corporation. The Acacia Technologies group is not a separate legal entity. Holders of AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. This presentation reflects the fact that the Acacia Technologies group does not have legally issued common or preferred stock and AR-Acacia Technologies stock transactions are not legal transactions of the Acacia Technologies group. Refer to the Acacia Research Corporation consolidated financial statements for earnings per share information for Acacia Research Corporation’s classes of stock, computed using the two-class method in accordance with SFAS No. 128, “Earnings per Share.” Refer to the Acacia Research Corporation consolidated financial statements for disclosures regarding Acacia Research Corporation’s stock option plans.

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

4.   INTANGIBLE ASSETS

The Acacia Technologies group’s only identifiable intangible assets are patents and patent rights which have remaining economic useful lives of between 2 and 7 years. The weighted average remaining economic useful life of the Acacia Technologies group’s patents is approximately 5 years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2009 is estimated to be $4,925,000 in 2005, $5,350,000 in 2006, $5,298,000 in 2007, $3,975,000 in 2008 and $3,524,000 in 2009. At September 30, 2005, and December 31, 2004, all of the Acacia Technologies group’s acquired intangible assets other than goodwill were subject to amortization.

See Note 6 for additions to patent related intangibles during the nine months ended September 30, 2005.

5.   EQUITY FINANCING

In February 2005, Acacia Research Corporation raised gross proceeds of $19,600,000 through the sale of 3,500,000 shares of AR-Acacia Technologies stock at a price of $5.60 per share in a registered direct offering. Net proceeds raised of approximately $19,532,000, which are net of related issuance costs, were attributed to the Acacia Technologies group and is being used for general working capital purposes. The shares of AR-Acacia Technologies stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.

6.  ACQUISITION

On January 28, 2005, Acacia Global Acquisition Corporation, a wholly owned subsidiary of Acacia Research Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies. The acquisition provided the Acacia Technologies group 100% ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. As a result of the acquisition, we have expanded and diversified the Acacia Technologies group’s revenue generating opportunities and accelerated the execution of the Acacia Technologies group’s business strategy of acquiring, developing and licensing patented technologies.

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

The following table summarizes the total purchase consideration and the allocation of the consideration paid to the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Consideration:
Cash paid	$5,000
Fair value of AR-Acacia Technologies stock issued(1)	19,293
Acquisition and registration costs	796
Total purchase consideration	$25,089
Purchase Price Allocation:
Estimated fair value of net tangible assets acquired at January 28, 2005	$(49)
Intangible assets acquired - patents and patent rights(1)	25,138
Total	$25,089
__________________
(1) Reflects non-cash investing activity.

Management was primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed at the date of acquisition. Management considered a number of factors, including reference to an independent valuation. The patents and patent rights acquired were valued using a discounted cash flow model on a patent portfolio by portfolio basis, which estimated the future net cash flows expected to result from the licensing of each portfolio, taking into account potential infringers of the patents, usage of the underlying technologies, estimated license fee revenues, contingent legal fee arrangements, inventor royalties due to former patent holders, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. Management’s valuation resulted in an estimated fair value of patent related assets acquired of approximately $27,000,000, resulting in approximately $1,900,000 of excess fair value over the cost of net assets acquired, which has been allocated as a pro rata reduction to the amounts that otherwise would have been assigned to the assets acquired, in accordance with the purchase method of accounting.

Amounts attributable to patents and patent rights acquired are amortized using the straight-line method over the estimated economic useful lives of the underlying patents which range from two to seven years. The estimated weighted average useful life of amortizable patent related intangibles acquired is approximately 6 years.

In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC who, as a result of the acquisition transaction, is also a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the three and nine months ended September 30, 2005, include $274,000 and $738,000, respectively, in expenses related to the consulting agreement. Consulting services to be performed consist primarily of consultation on intellectual property matters associated with the patents and patent rights acquired in the transaction. The consulting fees will be expensed in the consolidated statement of operations as the consulting services are rendered during the two-year term of the consulting agreement. Acacia Global Acquisition Corporation may terminate the consulting agreement for cause as provided for in the agreement. The consulting agreement also contains certain automatic termination provisions, including; the failure by Acacia Global Acquisition Corporation to make timely consulting payments in accordance with the agreement; a significant decrease in working capital of Acacia Research Corporation, as defined in the agreement; material breach of the agreement by Acacia Global Acquisition Corporation; and the death of the consultant. Any occurrence of these conditions may require the payment of all remaining consulting fees outstanding under the agreement within thirty days of the occurrence of the termination event. Acacia Research Corporation also executed an agreement guaranteeing Acacia Global Acquisition Corporation’s performance of its obligations under the consulting agreement.

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

In connection with the Acacia Technologies group’s licensing and enforcement activities, the Acacia Technologies group may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law. These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained by the Acacia Technologies group. In instances where the Acacia Technologies group does not recover license fees from potential infringers, no contingent legal fees are paid; however, the Acacia Technologies group may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement. Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained by the Acacia Technologies group are included in long-term liabilities in the statement of financial condition.

Litigation

The Acacia Technologies group is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Acacia Technologies group’s financial position, results of operations or cash flows. From time to time, companies comprising the Acacia Technologies group engage in litigation to enforce their patents and patent rights. Refer to Note 10 to the Acacia Research Corporation consolidated financial statements contained elsewhere herein for a summary of current patent enforcement litigation.

The remaining non-Soundview, Inc. parties in the Acacia Technologies group’s V-chip patent infringement lawsuit, which concluded in August 2004, filed a motion before the United States District Court for the District of Connecticut seeking reimbursement of certain attorney’s fees. On July 13, 2005, the Court entered an Order denying the motion in part, and granting the motion in part. The motion was denied with respect to Soundview Inc.’s patent infringement allegations, which the Court ruled were not asserted in bad faith. The motion was granted with respect to certain anti-trust allegations asserted subsequent to the Court’s ruling of non-infringement in August 2004. In October 2005, all V-chip related litigation activities were concluded with no material effect on the Acacia Technologies group’s financial position, results of operations or cash flows.

8.  DISCONTINUED OPERATIONS

Results for the nine months ended September 30, 2005 and September 30, 2004, include a $210,000 and $104,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which are guaranteed by Acacia Research Corporation, expired in August 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements and in the section titled “Risk Factors” below.

Businesses

As used in this Form 10-Q, "we," "us" and "our" refer to Acacia Research Corporation and its subsidiary companies.

Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

The following discussion is based primarily on our unaudited consolidated balance sheet as of September 30, 2005, and on our unaudited consolidated statement of operations for the period from January 1, 2005, to September 30, 2005. The discussion compares the activities for the three and nine months ended September 30, 2005, to the activities for the three and nine months ended September 30, 2004. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. This information should also be read in conjunction with the “Risk Factors” incorporated by reference elsewhere in this section.

Acacia Research Corporation is comprised of two operating groups, the CombiMatrix group and the Acacia Technologies group.

CombiMatrix Group

Our life sciences business, referred to as the “CombiMatrix group,” a division of Acacia Research Corporation, is primarily comprised of Acacia Research Corporation’s our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation’s wholly owned subsidiaries, CombiMatrix Molecular Diagnostics, Inc., or CMD, and CombiMatrix K.K. and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation’s life sciences business.

The CombiMatrix group is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies and products in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc., a wholly owned subsidiary located in Irvine, California, is exploring opportunities for the CombiMatrix group’s arrays in the field of clinical diagnostics. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, Japan, is exploring opportunities for CombiMatrix Corporation’s array system with pharmaceutical and biotechnology companies in the Asian market.

Acacia Technologies Group

Our intellectual property licensing and enforcement business, referred to as the “Acacia Technologies group,” a division of Acacia Research Corporation, is primarily comprised of certain of Acacia Research Corporation’s wholly owned subsidiaries and limited liability companies including: Acacia Global Acquisition Corporation, Acacia Media Technologies Corporation, Acacia Patent Acquisition Corporation, Acacia Technologies Services Corporation, AV Technologies LLC, Broadcast Innovation LLC, Computer Cache Coherency Corporation, Computer Docking Station Corporation, Data Encryption Corporation, Data Innovation LLC, Financial Services Innovation LLC, Information Technology Innovation LLC, InternetAd LLC, IP Innovation LLC, KY Data Systems LLC, Microprocessor Enhancement Corporation, New Medium LLC, TechSearch LLC, VData LLC, Soundview Technologies, Inc. and Spreadsheet Automation Corporation, and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to Acacia Research Corporation’s intellectual property licensing and enforcement business. See “Acquisition” below for information on our recent business acquisition.

The Acacia Technologies group develops, acquires, and licenses patented technologies.  Acacia controls 33 patent portfolios, which include over 130 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries including Audio/Video Enhancement & Synchronization, Broadcast Data Retrieval, Computer Memory Cache Coherency, Credit Card Fraud Protection, Data Encryption & Product Activation, Digital Media Transmission, or DMT®, Digital Ink Jet Printing, Digital Video Production, Dynamic Manufacturing Modeling, Enhanced Internet Navigation, High Resolution Optics, Image Resolution Enhancement, Hearing Aid ECS, Interactive Data Sharing, Interactive Television, Interstitial Internet Advertising, Laptop Connectivity, Microprocessor Enhancement, Multi-Dimensional Bar Codes, Network Data Back-Up, Resource Scheduling, Rotational Video Imaging and Spreadsheet Automation.

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

The acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangibles and liabilities assumed, based on their estimated fair market values at the date of acquisition. The consolidated statement of operations includes the results of the acquired companies beginning on January 28, 2005, the date of acquisition. The aggregate purchase consideration was approximately $25.1 million, including $5.0 million of cash, the issuance of 3,938,832 shares of Acacia Research-Acacia Technologies common stock, or AR-Acacia Technologies stock, valued at $19.3 million (net of estimated common stock registration costs of $212,000) and acquisition costs, including registration costs, of $796,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced. Net tangible assets acquired were not material. $25.1 million of the purchase price was allocated to patent related intangible assets acquired, which are being amortized on a straight-line basis over a weighted average estimated economic useful life of six years.

Overview

CombiMatrix Group

During the three and nine months ended September 30, 2005, the CombiMatrix group’s operating activities included the recognition of $1.5 million and $4.4 million in revenues, including $973,000 and $3.0 million in government contract revenues under its two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group’s array technology for the detection of biological threat agents, and $490,000 and $1.4 million in CustomArrayTM product, capital equipment and service revenues, respectively. The CombiMatrix group is negotiating additional contracts with the government, which if successful will extend the amount of revenues to be earned beyond what is currently obligated under its existing Department of Defense contract which was originally award in March 2004. Research and development expenses, excluding government contract costs, increased from the previous quarter due to ongoing internal research and development efforts to improve and expand the CombiMatrix group’s technology and product offerings.

During the second quarter of 2005, CombiMatrix Corporation formed a wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc., for the purpose of exploiting the opportunities in the clinical diagnostics market for the CombiMatrix group’s microarray technology. CMD is a California corporation located in Irvine. As of September 30, 2005, CMD had 14 employees, including several former executives of U.S. Labs and other laboratory diagnostic companies. This experienced management team will lead the CombiMatrix group’s efforts in developing and selling array-based products and services to the diagnostics marketplace. CMD currently leases approximately 3,500 square feet of lab space in Irvine, California and is in the process of applying for its Clinical Laboratory Improvement Amendment, or CLIA, certification necessary to perform laboratory operations for customers.

The CombiMatrix group established additional strategic alliances, expanded its management team, and expanded its product offerings during the three months ended September 30, 2005, as follows:

•
In July 2005, the CombiMatrix group entered into a non-exclusive agreement with J.K. International Inc. to distribute CombiMatrix’s CustomArray™ microarray products in Japan. J.K. International’s marketing and sales organizations will market, sell, and service the CustomArray™ products.

•
In July 2005, CMD announced the appointment of Dr. Mathew Moore, Director of Research and Development, Robert Embree, Director of Laboratory Operations, and John Besser, Chief Financial Officer to its executive management team.

•
In August 2005, the CombiMatrix group announced that R. Scott Greer joined CombiMatrix Corporation as an advisor. Mr. Greer is managing director of Numenor Ventures, LLC, a firm he formed to invest in and provide strategic advisory services to innovative life sciences companies. He is a founder and remains chairman of Abgenix, Inc., a public biopharmaceutical company. Mr. Greer served as Chief Executive Officer of Abgenix from June 1996 to April 2002. He is also a director of publicly traded Sirna Therapeutics, Inc. and chairman of Acologix, a private company. Previously, Mr. Greer was a director of Ilumina, Inc. and CV Therapeutics, Inc., both publicly traded companies.

•
In August 2005, the CombiMatrix group announced the launch of its first CustomArray™ DNA Synthesizer, enabling researchers to build microarrays in their own facilities. The platform consists of the DNA CustomArray™ Synthesizer instrument and freely programmable microarrays or CustomArrays™. Initially, the instrument has been designed to fabricate the CustomArray™ 12K (12,000 unique sites) array.

•
In August 2005, the CombiMatrix group and the Biodesign Institute at Arizona State University, or the Institute, entered into a collaboration toward the development of a peptide array synthesizer utilizing the CombiMatrix group’s proprietary virtual-flask technology. Under the terms of the agreement, the Biodesign Institute’s Center for BioOptical Nanotechnology purchased CombiMatrix group equipment and will be funding development of the synthesizer. The CombiMatrix group is granting technology rights and contributing expertise related to its technology, and the CombiMatrix group and the Institute will share revenue from commercialization of peptide array synthesizers, peptide array products, and intellectual property that are developed.

•
In August 2005, the CombiMatrix group announced that Dr. Eric Whitman joined CMD as a member of its scientific advisory board and as a consultant in the area of melanoma diagnosis. Dr Whitman, F.A.C.S., is the Administrative Director of Surgical Services and the Director of the Melanoma Center at Mountainside Hospital, in Montclair, New Jersey.

•
In September 2005, the CombiMatrix group expanded its product line to include the CustomArray™ 4X2K™. This product contains four independent 2000-feature microarrays on a single CustomArray™. As with all CustomArray™ products, the 4X2K offers complete array customization, user control of probe design, and the ability to modify microarray design at any time. It delivers high sensitivity, throughput, and ease of use for gene discovery, pathway research, and molecular characterization of disease.

•
In September 2005, the CombiMatrix group entered into a global distribution agreement with VWR International, Inc., or VWR, to distribute CustomArrays™ and CatalogArrays™ for the CombiMatrix group. VWR’s sales and marketing organization presently serves over 250,000 customers with worldwide sales of $3.0 billion annually.

•
In September 2005, the CombiMatrix Group received a one-year, $338,000 contract from the U.S. Air Force for the development and production of microarrays to detect pathogens that cause upper respiratory infections and pathogens that infect wounds. This contract is the result of a collaborative effort with the Air Force Institute of Occupational Health, or AFIOH, that lead to the development of a rapid assay and microarray that identifies, among other things, all forms (serotypes) of influenza A, SARS and bird flu, including the H5N1 strain. The first array to be developed under the new contract will identify a number of upper respiratory infections that can cause potentially life threatening diseases (such as viral and bacterial pneumonia) or lead to pandemic infections (such as bird flu and SARS).

The CombiMatrix group established additional strategic alliances during the three months ended June 30, 2005, as follows:

•
In May 2005 the CombiMatrix group entered into a non-exclusive distribution agreement with Inter Medical to distribute CustomArray™ microarray products in Japan. Under the agreement, Inter Medical will market, sell and service the CustomArray™ products in the Japanese marketplace.

•
In June 2005, the CombiMatrix group entered into a co-development agreement with STMicroelectronics, or ST, a global leader in the development and manufacturing of semiconductor products. The co-development is to add the CombiMatrix group’s proprietary electro-chemical detection technology to ST’s In-Check™ lab-on-chip platform and to evaluate the combined system. ST’s In-Check platform is designed to address research and point-of-care diagnostics markets. Under the terms of the agreement, ST will financially support the CombiMatrix group in this work.

The CombiMatrix group established additional strategic alliances during the three months ended March 31, 2005, as follows:

•
In January 2005, the CombiMatrix group entered into a distribution agreement with InBio to distribute the CombiMatrix group’s CustomArray™ products for the Australian and New Zealand marketplaces. InBio’s sales and marketing organization will market, sell, and service the CustomArray™ products in these regions.

•
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

In addition to this cross-license agreement, the CombiMatrix group and Benitec plan to collaborate in a number of other areas including the use of CustomArrays™ to study possible off-target effects of RNAi therapeutics.

During the three and nine months ended September 30, 2005, the CombiMatrix group made progress in several facets of its business including sales growth, advancement of its drug development programs, entrance into the molecular diagnostics market, advances in programs with its existing alliance partners, establishment of additional strategic alliances, and continued progress with its government contract work and in other general business initiatives.

During the nine months ended September 30, 2005, Acacia Research Corporation raised net proceeds of $12.8 million through the sale of approximately 7.8 million shares (and 1.6 million stock purchase warrants) of Acacia Research-CombiMatrix stock, or AR-CombiMatrix stock, in two registered direct offerings, which were attributed to the CombiMatrix group. Refer to Note 5 to the Acacia Research Corporation consolidated financial statements for additional information on equity financing activities during the periods presented.

Acacia Technologies Group

Revenues for the three and nine months ended September 30, 2005, were $6.8 million and $11.3 million, respectively, representing 202% and 223% increases over the comparable 2004 periods, respectively. Revenues for the three months ended September 30, 2005 and 2004 were comprised of recurring license fee revenues of $927,000 and $740,000, respectively, and paid-up license fee revenues of $5.9 million and $1.5 million, respectively. Revenues for the nine months ended September 30, 2005 and 2004 were comprised of recurring license fee revenues of $2.5 million and $2.0 million, respectively, and paid-up license fee revenues of $8.8 million and $1.5 million, respectively. License fee revenues for the nine months ended September 30, 2005 included licensing revenues from our DMT® technology and from our Audio/Video Enhancement and Synchronization, Computer Memory Cache Coherency, Computer Simulation, Digital Video Production, Credit Card Fraud Protection, High Capacity Disk, Interactive Television, Interstitial Internet Advertising, Multi-Dimensional Bar Code and Network Data Back-Up technologies.

The Acacia Technologies group’s operating activities for the three and nine months ended September 30, 2005, were principally focused on the continued development, commercialization and enforcement of its patent portfolios, including the launch and continued pursuit of multiple licensing programs and execution of licensing agreements associated with the patents and patent rights acquired in the GPH Acquisition. See Note 10 to the Acacia Research Corporation consolidated financial statements for a summary of ongoing patent enforcement actions as of September 30, 2005.

As of October 2005, the Acacia Technologies group is pursuing 18 licensing and enforcement programs which include its Audio/Video Enhancement and Synchronization, Broadcast Data Retrieval, Computer Memory Cache Coherency, Credit Card Fraud Protection, Data Encryption and Product Activation, Digital Media Transmission, Digital Video Production, Dynamic Manufacturing Modeling, Enhanced Internet Navigation, Image Resolution Enhancement, Interactive Data Sharing, Interactive Television, Interstitial Internet Advertising, High Capacity Compact Disks, Laptop Connectivity, Microprocessor Enhancement, Multi-Dimensional Bar Codes, Network Data Back-Up, Spreadsheet Automation, and Resource Scheduling technologies. As of October 2005, the Acacia Technologies group has executed license agreements and recognized revenues from 11 of its 18 ongoing licensing and enforcement programs.

Marketing, general and administrative expenses increased during the three and nine months ended September 30, 2005, as compared to the same periods in 2004, due primarily to the hiring of additional patent licensing and business development personnel as we expanded our licensing and enforcement business and an increase in general and administrative expenses in connection with ongoing operations, including GPH Acquisition related consulting fees. Patent related legal expenses related to ongoing licensing programs increased during the three months ended September 30, 2005, as compared to the same period in 2004, due to a increase in DMT® technology patent prosecution and enforcement activity as well as ongoing patent prosecution and enforcement activity related to certain of the patent portfolios and rights acquired in the GPH Acquisition.

During the three and nine months ended September 30, 2005, the Acacia Technologies group continued to execute its business strategy in the area of patent portfolio acquisitions, including consummation of the GPH Acquisition in the first quarter of 2005 and the acquisition of the following patent portfolios:

•	Laptop Connectivity Patent. Relates to a commonly used technology to connect laptop computers to peripheral devices via docking stations.
•	Hearing Aid ECM Patent. Covering electromagnetic compatibility shielding, or ECS, technology commonly incorporated into hearing aids.
•
Digital Ink Jet Printing Patents. Covering a method of using digital processing to create a row by row, column by column matrix of color intensity values from an image, that are stored into memory. These values are transformed using a dither matrix, resulting in enhanced color separation. Color inkjet printers are commonly used to print photo quality pictures from digital cameras.

•
High Resolution Optics Patents. Generally relate to refractive and diffractive systems and methods for improving imaging capabilities in multi-element optical systems by using fewer elements. The patented systems and techniques have direct applications in military imaging systems such as thermal weapon sites, as well as commercial products like camera lenses and optical printers.

During the nine months ended September 30, 2005, the Acacia Technologies group also executed several additional letters of intent with third-party patent portfolio owners regarding additional potential patent portfolio purchases. These acquisitions will continue to expand and diversify the Acacia Technologies group’s revenue generating opportunities and accelerate the execution of the Acacia Technologies group’s business strategy of acquiring, developing and licensing patented technologies.

During the nine months ended September 30, 2005, Acacia Research Corporation raised net proceeds of $19.5 million through the sale of 3.5 million shares of AR-Acacia Technologies stock, which was attributed to the Acacia Technologies group. Refer to Note 5 to the Acacia Research Corporation consolidated financial statements for additional information on equity financing activities during the periods presented.

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

Acacia Research Corporation Consolidated
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Net Income (Loss) (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Net income (loss)	$(5,441)	$(5,390)	$(15,808)	$844

The changes in net income (loss) were primarily due to operating results and activities as discussed below.

Revenues and Cost of Revenues (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Research and development contract	$–	$–	$–	$17,302
License fees:
Recurring license fees	927	740	2,547	2,005
Paid-up license fees	5,856	1,500	8,781	1,500
Government contract	973	685	2,985	1,603
Cost of government contract revenues	(920)	(647)	(2,820)	(1,505)
Products and services	490	68	1,404	214
Cost of product sales	(282)	(41)	(635)	(81)

Research and Development Contract. In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche. As a result of completing all obligations under this agreement and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized $17.3 million of research and development contract revenues during the first quarter of 2004, all of which were previously deferred. The majority of research and development efforts under the Roche agreement were incurred prior to 2004.

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

The increase in license fee revenues is due primarily to the growth in the number of DMT® technology license agreements executed since the end of the comparable 2004 periods, organic growth within our recurring licensee revenue category and the timing of the execution of paid-up license agreements for patent portfolios acquired in the GPH Acquisition. License fee revenues will fluctuate from period to period based on the types of agreements executed each period (i.e. recurring payments over the license term or fully paid-up license agreements for past infringement and future use of our patented technologies), fluctuations in the number of license agreements executed each period, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee payments from licensees, and other factors.  Periodic license fee revenues may include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received. Costs incurred in connection with the Acacia Technologies group’s ongoing licensing activities are included in marketing, general and administrative expenses and patent related legal expenses in the statement of operations.

As a result of the conclusion of the V-chip patent litigation in August 2004, third quarter 2004 results include $1.5 million of V-chip related deferred license fee revenues and $668,000 of V-chip related deferred legal costs.

Government Contract and Cost of Government Contract Revenues. The increase in government contract revenues for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, was due to increased development efforts under the CombiMatrix group’s two-year, $5.9 million research and development contract with the Department of Defense to further the development of the CombiMatrix group’s array technology for the detection of biological threat agents, which was executed in March 2004. Under the terms of the contract, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group’s commitments under this contract. As of September 30, 2005, the contract was approximately 85% complete and the CombiMatrix group had approximately $700,000 of costs remaining to be incurred on the existing contract. The CombiMatrix group is negotiating additional contracts with the government, which if successful will extend the amount of revenues to be earned beyond what is currently obligated under its existing Department of Defense contract.

Product Revenues and Cost of Product Sales. Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group’s array products and equipment. The CombiMatrix group launched its CustomArray™ 902 DNA array platform in March 2004, its CustomArray™ 12K DNA expression array in July 2004 and began selling its DNA array synthesizer during the second quarter of 2005. The increase in sales and cost of sales is due primarily to continued growth and acceptance of its array products, equipment and services in the marketplace since launch in 2004, as well as nine months worth of array sales for the nine months ended September 30, 2005, as compared to only five months of sales in the comparable 2004 period.

Operating Expenses (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Research and development expenses	$1,527	$1,140	$4,082	$3,932

Research and Development Expenses. Research and development expenses, comprised solely of costs incurred by the CombiMatrix group, increased during the three and nine months ended September 30, 2005, as compared to the same periods in 2004, due primarily to the creation of CombiMatrix Molecular Diagnostics, which is currently undertaking several array-based bioinformatic research and development projects in order to begin commercial diagnostic services in 2006. Since the launch of CustomArray™, the CombiMatrix group has continued internal research and development efforts to improve and expand the CombiMatrix group’s technology and product offerings.

Future research and development expenses will continue to be incurred in connection with the CombiMatrix group’s commitments under its collaboration and supply agreements with various strategic partners including Furuno and Toppan, as well as ongoing internal research and development efforts in the areas of genomics, diagnostics, drug discovery and development and material sciences. The CombiMatrix group expects its research and development expenses to continue to fluctuate and such expenses could increase in future periods as additional contract and/or internal research and development agreements are undertaken.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Marketing, general and administrative expenses	$4,830	$3,597	$12,980	$10,269
Legal expenses - patents	1,076	1,174	2,173	2,352
Contingent legal fees and inventor royalties expense - patents	3,939	–	5,706	–
Inventor royalties - V-chip	225	–	225	–
Goodwill impairment charge	–	1,616	–	1,616
Legal settlement charges (credits)	(211)	(90)	(406)	776
Warrant charges (credits)	(163)	–	(163)	–

Marketing, General and Administrative Expenses.  The increase in marketing, general and administrative expenses was due to an increase in personnel costs primarily related to the addition of patent licensing and business development personnel for the Acacia Technologies group, an increase in the Acacia Technologies group’s consulting expenses primarily related to a consulting agreement executed with the former CEO of Global Patent Holdings, LLC in connection with the GPH Acquisition and an increase in the Acacia Technologies group’s general and administrative expenses primarily related to certain of the companies acquired in the GPH Acquisition. Third quarter 2005 general and administrative expenses for the Acacia Technologies group also included certain one-time, employee relocation expenses.

The increase also reflects an increase in marketing and sales costs related to the CombiMatrix group’s CustomArray™ platform, which were driven primarily by increases in the CombiMatrix group’s sales force as well as expanded marketing and advertising efforts. In addition, the creation of CombiMatrix Molecular Diagnostics during the second quarter of 2005 resulted in increased general and administrative expenses of $319,000 and $448,000 for the three and nine months ended September 30, 2005, respectively.

A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

	Three Months	Nine Months
	September 30, 2005	September 30, 2005

CombiMatrix group:
Increase in marketing and sales expenses	$170	$586
Increase in general and administrative expenses related to CMD	319	448

Acacia Technologies group:
Increase in personnel expenses	203	663
Increase in consulting expenses	300	766
One-time employee relocation expenses	205	205
(Decrease) increase in other general and administrative expenses	(41)	236

Legal Expense - Patents (Acacia Technologies group only). Patent related legal expenses for the three and nine months ended September 30, 2005, included $183,000 and $612,000, respectively, in patent related prosecution and enforcement costs incurred by certain of the companies acquired in the GPH Acquisition. As described earlier, patent related legal expenses for the three and nine months ended September 30, 2004 included $668,000 in previously deferred V-chip related legal expenses. Excluding the impact of the GPH Acquisition in 2005 and the V-chip related legal fees in 2004, patent related legal expenses were $893,000 and $1.6 million for the three and nine months ended September 30, 2005, and $506,000 and $1.7 million for the three and nine months ended September 30, 2004, respectively. The increase for the three month period and decrease for the nine month period was due to corresponding fluctuations in DMT® patent portfolio related claims prosecution, litigation and enforcement activity in the 2005 periods, as compared to the 2004 periods. DMT® related legal fees paid to outside attorneys are incurred based on actual time and out-of-pocket expenses incurred by external counsel and fluctuate from period to period based on patent enforcement and prosecution activity in each period. We expect patent related legal expenses to continue to fluctuate based on actual outside patent counsel fees and expenses incurred in connection with the Acacia Technologies group’s ongoing patent commercialization and enforcement programs.

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

 Contingent Legal Fees and Inventor Royalties Expense. During the three and nine months ended September 30, 2005, the Acacia Technologies group incurred contingent legal fee expenses totaling $1,834,000 and $2,791,000 and inventor royalties expenses totaling $2,105,000 and $2,915,000, respectively, in connection with the recognition of paid-up license fee revenues summarized above. The majority of patent and patent rights agreements associated with the patent portfolios acquired in the GPH Acquisition are subject to contingent legal fee arrangements with outside attorneys and also are subject to agreements with inventors that contain provisions granting to the original patent owners the right to receive inventor royalties based on future net revenues, as defined in the respective agreements. As such, contingent legal fees and inventor royalties expenses in future periods will fluctuate in accordance with the timing and amount of related revenues recognized by the Acacia Technologies group from these patent portfolios.

Impairment Charge and Inventor Royalties Expense - V-chip. As a result of the conclusion of the Acacia Technologies group’s V-chip patent licensing program in August 2004, third quarter 2004 results include a non-cash impairment charge of $1,616,000 associated with the write-off of goodwill related to the V-chip.

The third quarter 2005 results included $225,000 of V-chip related inventor royalties expense recognized as a result of the anticipated conclusion of all V-chip related litigation activities in October of 2005.

Legal Settlement Charges (Credits). Legal settlement charges (credits) relate to AR-CombiMatrix stock issuable and or potentially issuable in connection with certain anti-dilution provisions of the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc. The related liability reflected management’s estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock to be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date, pursuant to the anti-dilution terms of the agreement. The liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and reflected as long-term until settled in equity. All anti-dilution provisions of the settlement agreement expired as of September 30, 2005, resulting in no liability as of September 30, 2005, or in any future periods and a net credit in the statement of operations of $406,000 for the nine months ended September 30, 2005.

Warrant Charges (Credits). In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” or SFAS No. 150, and related interpretations, certain AR-CombiMatrix stock purchase warrants outstanding at September 30, 2005 have been classified as a long-term liability due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liability are reflected in the statement of operations. See Note 9 to the Acacia Research Corporation consolidated financial statements elsewhere herein.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Amortization of patents	$1,607	$399	$4,407	$1,197

Amortization of Patents. Non-cash patent amortization charges increased due to the amortization of patent related intangibles acquired in connection with the January 28, 2005 GPH Acquisition. Approximately $25.1 million of the purchase consideration paid in the GPH Acquisition was allocated to amortizable patents and related patent rights acquired. Amortization of the patents and patent rights acquired in the GPH Acquisition for the three and nine months ended September 30, 2005, totaled $1.2 million and $3.2 million, respectively. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize the acquired patent related costs over a weighted average remaining economic useful life of approximately 5 years.

Other

Discontinued Operations. Results for the nine months ended September 30, 2005 and 2004, include charges, net of minority interests, of $210,000 and $104,000, respectively, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which are guaranteed by Acacia Research Corporation, expired in August 2005.

Inflation

Inflation has not had a significant impact on Acacia Research Corporation, the CombiMatrix group or the Acacia Technologies group.

Liquidity and Capital Resources

Acacia Research Corporation’s consolidated cash and cash equivalents and short-term investments totaled $65.7 million at September 30, 2005, compared to $52.4 million at December 31, 2004. Working capital at September 30, 2005, was $61.9 million, compared to $49.2 million at December 31, 2004.

The net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2005 and 2004 was comprised of the following (in thousands):

	For the Nine Months Ended September 30, 2005			For the Nine Months Ended September 30, 2004
	Acacia			Acacia
	Technologies	CombiMatrix		Technologies	CombiMatrix
	Group	Group	Consolidated	Group	Group	Consolidated
Net cash provided by (used in) continuing operations:
Operating activities	$(340)	$(9,954)	$(10,294)	$(1,692)	$(8,654)	$(10,346)
Investing activities	(17,621)	11,177	(6,444)	(16)	(10,938)	(10,954)
Financing activities	19,572	12,969	32,541	(234)	18,746	18,512
Effect of exchange rate on cash	–	35	35	–	(5)	(5)
Net cash used in discontinued operations	(525)	–	(525)	(834)	–	(834)
Increase (decrease) in cash and cash equivalents	$1,086	$14,227	$15,313	$(2,776)	$(851)	$(3,627)

Cash receipts from customers for the CombiMatrix group for the nine months ended September 30, 2005, were $4.1 million, comprised of $3.0 million, in biological threat detection contract payments received from the Department of Defense, and $1.1million from the sale of array products and related services. Cash receipts in the comparable 2004 period totaled $2.5 million, comprised of $1.3 million in biological threat detection contract payments received from the Department of Defense, $1.0 million from Furuno, and $182,000 from the sale of array products and related services. Cash outflows from operations for the CombiMatrix group increased to $14.1 million, as compared to $11.2 million in the same period in 2004, due to an increase in research and development expenses primarily related to its biological threat detection contract with the Department of Defense, an increase in sales and marketing expenses related to the launch and ongoing sales activities associated with its CustomArrayTM products and services, the creation and commencement of operations of CombiMatrix Molecular Diagnostics during the second quarter of 2005, and the impact of the timing of vendor payments and related accruals.

Cash receipts from licensees for the Acacia Technologies group for the nine months ended September 30, 2005, increased to $11.3 million, as compared to $2.5 million in the same period in 2004. Cash outflows from operations for the Acacia Technologies group increased to $11.6 million, as compared to $4.2 million in the same period in 2004, due to increases in personnel costs, GPH Acquisition related consulting expenses, contingent legal fees and inventor royalty expenses, general and administrative expenses and the impact of the timing of vendor payments and related accruals.

The change in net cash flows from continuing investing activities was due to net changes in short term investments in available-for-sale securities by both groups, in connection with ongoing short-term cash management activities. Short term investments represent capital available to fund current operations and fund capital expenditures. Net cash outflows from investing activities also reflects the cash consideration and related acquisition and registration costs, totaling $5.8 million, paid by the Acacia Technologies group in connection with the GPH Acquisition in the first quarter of 2005 and $445,000 in other patent acquisition costs incurred by the Acacia Technologies group. Investing activities also included capital purchases totaling $1.2 million and $721,000, for the nine months ended September 30, 2005 and 2004, respectively, primarily related to the CombiMatrix group. The CombiMatrix group also made additional investments in Leuchemix, Inc. totaling $1.1 million during the nine months ended September 30, 2005, as compared to $0 in the comparable 2004 period.

Cash flows provided by financing activities for the nine months ended September 30, 2005 and 2004 were comprised of the following (in thousands except share data):

	Nine Months	Nine Months
	Ended	Ended
Description	September 2005	September 2004

AR-ACTG stock:
February 2005 Equity Financing - 3,500,000 shares @ $5.60 per share	$19,532	$–
Proceeds from Option exercises	177	61

AR-CBMX stock:
July 2005 Equity Financing - 1,400,444 shares @ $2.25 per share	3,114	–
September 2005 Equity Financing
6,385,907 shares and 1,596,478 warrants @ $1.65 per unit	9,707	–
April 2004 Equity Financing - 3,000,000 shares @ $5.00 per share	–	13,715
Proceeds from Option / Warrant exercises	11	4,736
	$32,541	$18,512

Proceeds in the table above are shown net of related stock issuances costs. Proceeds from these offerings are being used by the respective groups for general working capital purposes. All of the shares of stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission.

Management believes that our cash and cash equivalent balances, anticipated cash flow from operations, availability under our shelf registration statement and other external sources of available credit, will be sufficient to meet our cash requirements through at least the next twelve months. Total maximum proceeds of the shelf registration were $52.4 million, of which $4.1 million remains available as of September 30, 2005. We may however encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in our Risk Factors on pages 5, 6, 8, 9, 12 and 13 of our amended registration statement on Form S-3/A filed with the SEC on May 6, 2005, incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2005. Other than as set forth below, we have no committed lines of credit or other committed funding or long-term debt. The following table lists our material known future cash commitments as of September 30, 2005:

	Payments Due by Period (In thousands)
Contractual Obligations	Remaining 2005	2006	2007	2008	2009 and Thereafter

Operating Leases	$625	$2,399	$2,002	$1,615	$-
Minimum Royalty Payments(1)	25	100	100	100	975
irsiCaixa Foundation research, development, and licensing agreement(3)	38	175	100	-	-
Leuchemix equity purchases(2)	500	2,150	-	-	-
Consulting contract(4)	246	1,074	99	-	-
Total Contractual Cash Obligations	$1,434	$5,898	$2,301	$1,715	$975

____________________
(1)
Refer to Note 10 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.

(2)	See Note 10 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for additional information regarding the October 2004 Leuchemix transaction.
(3)	Excludes any potential future payments contingent upon the completion of certain milestones in accordance with the agreement.
(4)
Reflects $2.0 million consulting contract commitment, including estimated reimbursable expenses, to be paid over two years in connection with the Acacia Technologies group’s GPH Acquisition, as described above.

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

DISCUSSION OF SEGMENTS’ OPERATIONS, FINANCIAL RESOURCES AND LIQUIDITY

COMBIMATRIX GROUP MANAGEMENT’S DISCUSSION AND ANALYSIS
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

General

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” for a general overview of the CombiMatrix group’s business.

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

CombiMatrix Group
(A Division of Acacia Research Corporation)
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Division Net Income (Loss) (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Division net income (loss)	$(3,883)	$(3,548)	$(10,616)	$4,828

The changes in net income (loss) were primarily due to operating results and activities as discussed below.

Revenues and Cost of Revenues (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Research and development contract	$–	$–	$–	$17,302
Government contract	973	685	2,985	1,603
Cost of government contract revenues	(920)	(647)	(2,820)	(1,505)
Products and services	490	68	1,404	214
Cost of product sales	(282)	(41)	(635)	(81)

Research and Development Contract. In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche. As a result of completing all obligations under this agreement and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized $17.3 million of research and development contract revenues during the first quarter of 2004, all of which were previously deferred. The majority of research and development efforts under the Roche agreement were incurred prior to 2004.

Government Contract and Cost of Government Contract Revenues. The increase in government contract revenues for the three and nine months ended September 30, 2005, as compared to the same periods in 2004, was due to increased development efforts under the CombiMatrix group’s two-year, $5.9 million research and development contract with the Department of Defense, which was executed in March 2004. Under the terms of the contract, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group’s commitments under this contract. As of September 30, 2005, the contract was approximately 85% complete and the CombiMatrix group had approximately $700,000 of costs remaining to be incurred on the existing contract. The CombiMatrix group is negotiating additional contracts with the government, which if successful will extend the amount of revenues to be earned beyond what is currently obligated under its existing Department of Defense contract.

Product Revenues and Cost of Product Sales. Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group’s array products and equipment. The CombiMatrix group launched its CustomArray™ 902 DNA array platform in March 2004, its CustomArray™ 12K DNA expression array in July 2004 and began selling its DNA array synthesizer during the second quarter of 2005. The increase in sales and cost of sales is due primarily to continued growth and acceptance of its array products, equipment and services in the marketplace since launch in 2004, as well as nine months worth of array sales for the nine months ended September 30, 2005, as compared to only five months of sales in the comparable 2004 period.

Operating Expenses (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Research and development expenses	$1,527	$1,140	$4,082	$3,932

Research and Development Expenses. Research and development expenses increased during the three and nine months ended September 30, 2005, as compared to the same periods in 2004, due primarily to the creation of CombiMatrix Molecular Diagnostics, which is currently undertaking several array-based bioinformatic research and development projects in order to begin commercial diagnostic services in 2006. Since the launch of CustomArrayTM, the CombiMatrix group has continued internal research and development efforts to improve and expand the CombiMatrix group’s technology and product offerings.

Future research and development expenses will continue to be incurred in connection with the CombiMatrix group’s commitments under its collaboration and supply agreements with various strategic partners including Furuno and Toppan, as well as ongoing internal research and development efforts in the areas of genomics, diagnostics, drug discovery and development and material sciences. The CombiMatrix group expects its research and development expenses to continue to fluctuate and such expenses could increase in future periods as additional contract and/or internal research and development agreements are undertaken.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Marketing, general and administrative expenses	$2,840	$2,274	$7,621	$6,780
Legal settlement charges (credits)	(211)	(90)	(406)	776
Warrant charges (credits)	(163)	–	(163)	–

Marketing, General and Administrative Expenses. The increase in marketing, general and administrative expenses for the three and nine months ended September 30, 2005 as compared to the same periods in 2004, was due primarily to increases in marketing and sales costs of $170,000 and $586,000, respectively, related to the CustomArray™ platform, which are driven primarily by increases in our sales force as well as expanded marketing and advertising efforts. In addition, the creation of CombiMatrix Molecular Diagnostics during the second quarter of 2005 resulted in increased general and administrative expenses of $319,000 and $448,000 for the three and nine months ended September 30, 2005, respectively.

Legal Settlement Charges (Credits). Legal settlement charges (credits) relate to AR-CombiMatrix stock, issuable and or potentially issuable in connection with certain anti-dilution provisions of the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc. The related liability reflected management’s estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock to be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date, pursuant to the anti-dilution terms of the agreement. The liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and reflected as long-term until settled in equity. All anti-dilution provisions of the settlement agreement expired as of September 30, 2005, resulting in no liability as of September 30, 2005, or in any future periods and a net credit in the statement of operations of $406,000 for the nine months ended September 30, 2005

Warrant Charges (Credits). In accordance with SFAS No. 150, and related interpretations, certain AR-CombiMatrix stock purchase warrants outstanding at September 30, 2005 have been classified as a long-term liability due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liability are reflected in the statement of operations. See Note 9 to the Acacia Research Corporation consolidated financial statements elsewhere herein.

Liquidity and Capital Resources

At September 30, 2005, cash and cash equivalents and short-term investments totaled $24.7 million, compared to $23.7 million at December 31, 2004. Working capital at September 30, 2005, was $23.2 million, compared to $22.1 million at December 31, 2004.

The net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2005, and 2004, was comprised of the following (in thousands):

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Net cash provided by (used in):
Operating activities	$(9,954)	$(8,654)
Investing activities	11,177	(10,938)
Financing activities	12,969	18,746
Effect of exchange rate on cash	35	(5)
Increase (decrease) in cash and cash equivalents	$14,227	$(851)

Cash receipts from customers for the CombiMatrix group for the nine months ended September 30, 2005, were $4.1 million, comprised of $3.0 million in biological threat detection contract payments received from the Department of Defense, and $1.1 million from the sale of array products and related services. Cash receipts in the comparable 2004 period totaled $2.5 million, comprised of $1.3 million in biological threat detection contract payments received from the Department of Defense, $1.0 million from Furuno, and $182,000 from the sale of array products and related services. Cash outflows from operations increased to $14.1 million, as compared to $11.2 million in the same period in 2004, due to an increase in research and development expenses primarily related to its biological threat detection contract with the Department of Defense, an increase in sales and marketing expenses related to the launch and ongoing sales activities associated with its CustomArrayTM products and services, the creation and commencement of operations of CombiMatrix Molecular Diagnostics during the second quarter of 2005, and the impact of the timing of vendor payments and related accruals.

The change in net cash flows from investing activities was due primarily to net sales of available-for-sale investments by the CombiMatrix group in connection with ongoing short-term cash management activities. The overall increase in net cash provided by investing activities in 2005 was partially offset by the purchase of $1.1 million of property and equipment for the nine months ended September 30, 2005 compared to $654,000 in the comparable 2004 period and $1.1 million in additional investments in Leuchemix, Inc. for the nine months ended September 30, 2005 compared to $0 in the comparable 2004 period.

Net cash flows provided by financing activities for the nine months ended September 30, 2005 were primarily comprised of $12.8 million in net proceeds from AR-CombiMatrix stock equity financings described earlier. Cash flows provided by financing activities for the nine months ended September 30, 2004 included net proceeds of approximately $13.7 million, related to the sale of AR-CombiMatrix stock in April 2004, and also included proceeds from the exercise of AR-CombiMatrix stock warrants and stock options, totaling $4.8 million.

Customer receivables at September 30, 2005 increased to $854,000, compared to $343,000 at December 31, 2004, due to an increase in receivables from the Department of Defense in connection with the increase in activity under the CombiMatrix group’s biological threat detection contract and an increase in customer receivables related to CustomArrayTM product and equipment sales recognized during the third quarter 2005.

Management believes that the CombiMatrix group’s cash and cash equivalent balances, anticipated cash flow from operations, and other external sources of available credit will be sufficient to meet its cash requirements through at least the next twelve months. Total maximum proceeds under Acacia Research Corporation’s shelf registration were $52.4 million, of which $4.1 million remains available as of September 30, 2005. The CombiMatrix group may however encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in Acacia Research Corporation’s Risk Factors on pages 5, 6, 8, 9, 12 and 13 of Acacia Research Corporation’s amended registration statement on Form S-3/A filed with the SEC on May 6, 2005, incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If the CombiMatrix group fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer.

Off-Balance Sheet Arrangements

The CombiMatrix group has not entered into off-balance sheet financing arrangements, other than operating leases. The CombiMatrix group has no significant commitments for capital expenditures in 2005. Other than as set forth below, the CombiMatrix group has no committed lines of credit or other committed funding or long-term debt. The following table lists the CombiMatrix group’s material known future cash commitments as of September 30, 2005:

	Payments Due by Period (In thousands)
Contractual Obligations	Remaining 2005	2006	2007	2008	2009 and Thereafter

Operating Leases (2)	$499	$1,884	$1,937	$1,615	$-
Minimum Royalty Payments(1)	25	100	100	100	975
irsiCaixa Foundation research, development, and licensing agreement(4)	38	175	100	-	-
Leuchemix equity purchases(3)	500	2,150	-	-	-
Total Contractual Cash Obligations	$1,062	$4,309	$2,137	$1,715	$975

_____________________
(1)
Refer to Note 10 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.

(2)	Excludes any allocated rent expense in connection with Acacia Research Corporation’s management allocation policies.
(3)	See Note 10 to the CombiMatrix group financial statements for additional information regarding the October 2004 Leuchemix transaction.
(4)	Excludes any potential future payments contingent upon the completion of certain milestones in accordance with the agreement.

Recent Accounting Pronouncements

Refer to Note 7 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

Quantitative and Qualitative Disclosures About Market Risk

The CombiMatrix group’s exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of the group’s investments are in short-term debt securities issued by the U.S. Treasury and by U.S. corporations. The primary objective of the group’s investment activities is to preserve principal while at the same time maximizing the income the CombiMatrix group receives without significantly increasing risk. To minimize risk, the CombiMatrix group maintains its portfolio of cash, cash equivalents and short-term investments in a variety of investment-grade securities and with a variety of issuers, including corporate notes, commercial paper, government securities and money market funds. Due to the nature of its short-term investments, we believe that the CombiMatrix group is not subject to any material market risk exposure.

At September 30, 2005, the CombiMatrix group had certain assets and liabilities denominated in Japanese Yen as a result of forming CombiMatrix K.K. However, due to the relative insignificance of those amounts, we do not believe that the CombiMatrix group has significant exposure to foreign currency exchange rate risks. The CombiMatrix group currently does not use derivative financial instruments to mitigate this exposure. The CombiMatrix group continues to review this and may begin hedging certain foreign exchange risks through the use of currency forwards or options in future periods.

ACACIA TECHNOLOGIES GROUP MANAGEMENT’S DISCUSSION AND ANALYSIS
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

General

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” for a general overview of the Acacia Technologies group’s business.

Although the AR-Acacia Technologies stock is intended to reflect the separate performance of the Acacia Technologies group, rather than the performance of Acacia Research Corporation as a whole, the Acacia Technologies group is not a separate legal entity. Holders of the AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, they continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of Acacia Research Corporation’s businesses, assets and liabilities. The assets Acacia Research Corporation attributes to the Acacia Technologies group could be subject to the liabilities of the CombiMatrix group. Please see Note 1 to our consolidated financial statements included elsewhere herein for details regarding our separate group presentation and our classes of common stock.

Acacia Technologies Group
(A Division of Acacia Research Corporation)
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Division Net Loss (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Division net loss	$(1,558)	$(1,842)	$(5,192)	$(3,984)

The changes in net loss were primarily due to operating results and activities as discussed below.

Revenues (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Recurring license fees	$927	$740	$2,547	$2,005
Paid-up license fees	5,856	1,500	8,781	1,500
Total license fees	$6,783	$2,240	$11,328	$3,505

License Fees.  Recurring license fee revenues are recognized from licensees that make recurring quarterly or annual license fee payments, in accordance with the terms of their respective license agreements. Paid-up license fee revenues are recognized from licensees that made paid-up license fee payments for past infringement and future use of certain of our patented technologies, in accordance with the terms of their respective license agreements.

The increase in license fee revenues is due primarily to the growth in the number of DMT® technology license agreements executed since the end of the comparable 2004 periods, organic growth within our recurring licensee revenue category and the timing of the execution of paid-up license agreements for patent portfolios acquired in the GPH Acquisition. License fee revenues will fluctuate from period to period based on the types of agreements executed each period (i.e. recurring payments over the license term or fully paid-up license agreements for past infringement and future use of our patented technologies), fluctuations in the number of license agreements executed each period, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee payments from licensees, and other factors.  Periodic license fee revenues may include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received. Costs incurred in connection with the Acacia Technologies group’s ongoing licensing activities are included in marketing, general and administrative expenses and patent related legal expenses in the statement of operations.

As a result of the conclusion of the V-chip patent litigation in August 2004, third quarter 2004 results include $1.5 million of V-chip related deferred license fee revenues and $668,000 of V-chip related deferred legal costs.

Operating Expenses (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Marketing, general and administrative expenses	$1,990	$1,323	$5,359	$3,489
Legal expenses - patents	1,076	1,174	2,173	2,352
Contingent legal fees and inventor royalties expense - patents	3,939	–	5,706	–
Inventor royalties - V-chip	225	–	225	–
Goodwill impairment charge	–	1,616	–	1,616

Marketing, General and Administrative Expenses.  The increase in marketing, general and administrative expenses was due to an increase in personnel costs primarily related to the addition of patent licensing and business development personnel, an increase in the consulting expenses primarily related to a consulting agreement executed with the former CEO of Global Patent Holdings, LLC in connection with the GPH Acquisition and an increase in general and administrative expenses primarily related to certain of the companies acquired in the GPH Acquisition. Third quarter 2005 general and administrative expenses also included certain one-time, employee relocation expenses.

A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

	Three Months	Nine Months
	September 30, 2005	September 30, 2005

Increase in personnel expenses	$203	$663
Increase in consulting expenses	300	766
One-time employee relocation expenses	205	205
(Decrease) increase in other general and administrative expenses	(41)	236

Legal Expense - Patents. Patent related legal expenses for the three and nine months ended September 30, 2005, included $183,000 and $612,000, respectively, in patent related prosecution and enforcement costs incurred by certain of the companies acquired in the GPH Acquisition. As described earlier, patent related legal expenses for the three and nine months ended September 30, 2004 include $668,000 in previously deferred V-chip related legal expenses. Excluding the impact of the GPH Acquisition in 2005 and the V-chip related legal fees in 2004, patent related legal expenses were $893,000 and $1.6 million for the three and nine months ended September 30, 2005, and $506,000 and $1.7 million for the three and nine months ended September 30, 2004, respectively. The increase for the three month period and decrease for the nine month period was due to corresponding fluctuations in DMT® patent portfolio related claims prosecution, litigation and enforcement activity in the 2005 periods, as compared to the 2004 periods. DMT® related legal fees paid to outside attorneys are incurred based on actual time and out-of-pocket expenses incurred by external counsel and fluctuate from period to period based on patent enforcement and prosecution activity in each period. We expect patent related legal expenses to continue to fluctuate based on actual outside patent counsel fees and expenses incurred in connection with the Acacia Technologies group’s ongoing patent commercialization and enforcement programs.

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

Contingent Legal Fees and Inventor Royalties Expense. During the three and nine months ended September 30, 2005, the Acacia Technologies group incurred contingent legal fee expenses totaling $1,834,000 and $2,791,000 and inventor royalties expenses totaling $2,105,000 and $2,915,000, respectively, in connection with the recognition of paid-up license fee revenues summarized above. The majority of patent and patent rights agreements associated with the patent portfolios acquired in the GPH Acquisition are subject to contingent legal fee arrangements with outside attorneys and also are subject to agreements with inventors that contain provisions granting to the original patent owners the right to receive inventor royalties based on future net revenues, as defined in the respective agreements. As such, contingent legal fees and inventor royalties expenses in future periods will fluctuate in accordance with the timing and amount of related revenues recognized by the Acacia Technologies group from these patent portfolios.

Impairment Charge and Inventor Royalties Expense - V-chip. As a result of the conclusion of the Acacia Technologies group’s V-chip patent licensing program in August 2004, third quarter 2004 results include a non-cash impairment charge of $1,616,000 associated with the write-off of goodwill related to the V-chip.

The third quarter 2005 results included $225,000 of V-chip related inventor royalties expense recognized as a result of the anticipated conclusion of all V-chip related litigation activities in October of 2005.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Amortization of patents	$1,334	$125	$3,586	$375

Amortization of Patents. Non-cash patent amortization charges increased due to the amortization of patent related intangibles acquired in connection with the January 28, 2005 GPH Acquisition. Approximately $25.1 million of the purchase consideration paid in the GPH Acquisition was allocated to amortizable patents and related patent rights acquired. Amortization of the patents and patent rights acquired in the GPH Acquisition for the three and nine months ended September 30, 2005, totaled $1.2 million and $3.2 million, respectively. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize the acquired patent related costs over a weighted average remaining economic useful life of approximately 5 years.

Other

Discontinued Operations. Results for the nine months ended September 30, 2005 and 2004, include charges, net of minority interests, of $210,000 and $104,000, respectively, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which are guaranteed by Acacia Research Corporation, expire in August 2005.

Liquidity and Capital Resources

The Acacia Technologies group’s cash and cash equivalents and short-term investments totaled $41.0 million at September 30, 2005, compared to $28.6 million at December 31, 2004. Working capital at September 30, 2005, was $38.7 million, compared to $27.1 million at December 31, 2004.

The net change in cash and cash equivalents for the nine months ended September 30, 2005, and 2004, was comprised of the following (in thousands):

	For the Nine Months Ended
	September 30, 2005	September 30, 2004
Net cash provided by (used in) continuing operations:
Operating activities	$(340)	$(1,692)
Investing activities	(17,621)	(16)
Financing activities	19,572	(234)
Net cash used in discontinued operations	(525)	(834)
Decrease in cash and cash equivalents	$1,086	$(2,776)

Cash receipts from licensees for the Acacia Technologies group for the nine months ended September 30, 2005, increased to $11.3 million, as compared to $2.5 million in the same period in 2004. Cash outflows from operations increased to $11.6 million, as compared to $4.2 million in the same period in 2004, due to increases in personnel costs, GPH Acquisition related consulting expenses, contingent legal fees and inventor royalty expenses, general and administrative expenses and the impact of the timing of vendor payments and related accruals.

The change in net cash flows used in continuing investing activities was due to net purchases of available-for-sale investments by the Acacia Technologies group in connection with ongoing short-term cash management activities. Net cash outflows from investing activities also reflects the cash consideration and related acquisition and registration costs totaling $5.8 million, paid by the Acacia Technologies group in connection with the GPH Acquisition in the first quarter of 2005 and $445,000 in other patent acquisition costs incurred by the Acacia Technologies group.

Cash flows provided by financing activities for the nine months ended September 30, 2005 were primarily comprised of net proceeds of approximately $19.5 million, related to the sale of 3.5 million shares of AR-Acacia Technologies stock in February 2005.

Management believes that the Acacia Technologies group’s cash and cash equivalent balances, anticipated cash flow from operations, availability under Acacia Research Corporation’s shelf registration statement and other external sources of available credit, will be sufficient to meet the its cash requirements through at least the next twelve months. Total maximum proceeds under Acacia Research Corporation’s shelf registration were $52.4 million, of which $4.1 million remains available as of September 30, 2005. The Acacia Technologies group may however encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in Acacia Research Corporation’s Risk Factors on pages 5, 6, 8, 9, 12 and 13 of Acacia Research Corporation’s amended registration statement on Form S-3/A filed with the SEC on May 6, 2005, incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If the Acacia Technologies group fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer.

Off-Balance Sheet Arrangements

The Acacia Technologies group has not entered into off-balance sheet financing arrangements, other than operating leases. The Acacia Technologies group has no significant commitments for capital expenditures in 2005. Other than as set forth below, the Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. The following table lists the Acacia Technologies group’s material known future cash commitments as of September 30, 2005:

	Payments Due by Period (in thousands)
Contractual Obligations	Remaining 2005	2006	2007	2008	2009 and Thereafter
Operating Leases (1)	$126	$515	$65	$-	$-
Consulting contract (2)	246	1,074	99	-	-
Total Contractual Cash Obligations	$372	$1,589	$164	$-	$-

________________
(1)	Excludes any allocated rent expense in connection with Acacia Research Corporation’s management allocation policies.
(2)
Reflects $2.0 million consulting contract commitment, including estimated reimbursable expenses, to be paid over two years in connection with the Acacia Technologies group’s purchase of the assets of Global Patent Holdings, LLC in January 2005, as described above.

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

Quantitative and Qualitative Disclosures About Market Risk

The Acacia Technologies group’s exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by United States corporations, institutional money market funds and other money market instruments. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income received without significantly increasing risk. To minimize risk, we maintain a portfolio of cash, cash equivalents and short-term investments in a variety of investment-grade securities and with a variety of issuers, including U.S. government and corporate notes and bonds, commercial paper and money market instruments. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments.

RISK FACTORS

An investment in our stock involves a number of risks. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this quarterly report and in our annual report on Form 10-K for the year ending December 31, 2004, filed with the Securities and Exchange Commission on March 15, 2005. If any of the risks incorporated by reference into this quarterly report or into our annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment. You should carefully review the “Risk Factors” set forth on pages 5 through 27 of our amended registration statement on Form S-3/A filed with the SEC on May 6, 2005, and hereby incorporated by reference.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Quantitative and Qualitative Disclosures About Market Risk” for Acacia Research Corporation, the CombiMatrix group and the Acacia Technologies group, elsewhere herein, incorporated by reference.

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2005, all of our investments were in money market funds, high-grade corporate bonds, and U.S. government debt securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of September 30, 2005.

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

Changes in Internal Controls

(b) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2005) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

 None.

Item 5.    OTHER INFORMATION

Unaudited Pro Forma Consolidated Financial Information

The update to the unaudited pro forma consolidated statement of operations included in Acacia Research Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 1, 2005, as amended, is being provided in connection with guidance set forth by Rule 3-05 and Article 11 of Regulation S-X.

The unaudited pro forma consolidated statement of operations reflects the pro forma effect on Acacia Research Corporation's unaudited consolidated statements of operations for the nine months ended September 30, 2005, as reported by us in this Quarterly Report on Form 10-Q, from the acquisition of substantially all of the assets of Global Patent Holdings, LLC, as discussed elsewhere herein. The unaudited pro forma statement of operations for the nine months ended September 30, 2005 reflects the acquisition as if it had taken place on January 1, 2005.

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

Acacia Research Corporation
Unaudited Pro forma Consolidated Income Statements
For the Nine Months Ended September 30, 2005 (1)
	Acacia Research Corporation	Global Patent Holdings, LLC (1)	Pro Forma Adjustments(1)		Acacia Research Corporation Pro Forma
Total revenues	$15,717	$–	$–		$15,717
Total operating expenses	32,436	–	477	(3),(4)	32,913
Operating income (loss)	(16,719)	–	(477)		(17,196)
Total other income (expense)	888	–	–		888
Income (loss) from continuing operations before income taxes	(15,831)	–	(477)		(16,308)

Benefit for income taxes and minority interests	233	–	–		233

Estimated loss on discontinued operations	(210)	–	–		(210)
Net income (loss)	$(15,808)	$–	$(477)		$(16,285)

Pro forma earnings (loss) per common share:
Attributable to the Acacia Technologies group:
Net loss	$(5,192)		$(477)		$(5,669)
Basic and diluted loss per share	(0.20)				(0.21)

Weighted average shares (2):
Acacia Research - Acacia Technologies stock:
Basic and diluted	26,387,562		389,555	(5)	26,777,117
________________
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
(3)
To reflect amortization of the patent related intangible assets acquired on a straight-line basis over the estimated economic useful life of the patents or groups of patents totaling $393,000 for the nine months ended September 30, 2005 (amortization for the 28-day period from January 1, 2005 through January 28, 2005).

(4)
To reflect consulting expense related to a consulting agreement between Acacia Global Acquisition Corporation as described in Item 2. “Management’s discussion and Analysis of financial Condition and Results of Operations,” totaling $84,000 for the nine months ended September 30, 2005 (reflects expenses for the 28-day period from January 1, 2005 through January 28, 2005).

(5)
Represents incremental increase in weighted average shares as if the 3,938,832 shares of AR-Acacia Technologies common stock issued a partial consideration for the GPH Acquisition were issued as of the beginning of the interim periods presented.

Item 6.    EXHIBITS
4.1	Form of Warrant(1)
10.1	Placement Agency Agreement(1)
10.2	Form of Subscription Agreement(1)
10.3	Form of Acacia Research Corporation 2002 Acacia Technologies Stock Incentive Plan Stock Issuance Agreement(2)
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________
(1)  Incorporated by reference to our Form 8-K filed on September 19, 2005.

(2)  Incorporated by reference to our Form 8-K filed on August 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By:	/s/ Paul R. Ryan
Paul R. Ryan
Chief Executive Officer (Authorized Signatory)

By:	/s/ Clayton J. Haynes
Clayton J. Haynes Chief Financial Officer /Treasurer (Principal Financial Officer)

Date:   November 7, 2005

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT
4.1	Form of Warrant(1)
10.1	Placement Agency Agreement(1)
10.2	Form of Subscription Agreement(1)
10.3	Form of Acacia Research Corporation 2002 Acacia Technologies Stock Incentive Plan Stock Issuance Agreement(2)
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________
1  Incorporated by reference to our Form 8-K filed on September 19, 2005.

2  Incorporated by reference to our Form 8-K filed on August 16, 2005.