Form 10-K
period 2005-12-31
ACACIA RESEARCH CORP
filed 2006-03-16
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________TO __________.

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
(Title of Class)
Acacia Research - CombiMatrix Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes ☑ No ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K .
☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the registrant’s Acacia Research - Acacia Technologies common stock and Acacia Research - CombiMatrix common stock held by non-affiliates of the registrant, computed by reference to the last sales prices of such stocks reported on The Nasdaq Stock Market, as of June 30, 2005, was approximately $126,387,578 and $72,354,936, respectively. (All executive officers and directors of the registrant are considered affiliates.)

As of March 6, 2006, 27,766,909 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of March 6, 2006, 38,992,402 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2005
ACACIA RESEARCH CORPORATION

Item	Page

PART I

PART I

CAUTIONARY STATEMENT

This report contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "intend," "continue," or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs, as more fully disclosed in our discussion of risk factors incorporated by reference in Item 1.A of Part I of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

As used in this Form 10-K, “we,” “us” and “our” refer to Acacia Research Corporation and its subsidiary companies.

Item 1.  BUSINESS

Overview

Acacia Research Corporation is comprised of two operating groups.

CombiMatrix Group

Our life sciences business, referred to as the “CombiMatrix group,” a division of Acacia Research Corporation, is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation’s wholly owned subsidiaries, CombiMatrix Molecular Diagnostics, Inc. and CombiMatrix K.K. and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation’s life sciences business.

The CombiMatrix group is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc., a wholly owned subsidiary located in Irvine, California, is exploring opportunities for the CombiMatrix group’s arrays in the field of molecular diagnostics. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, Japan, has existed for the purposes of exploring opportunities for CombiMatrix Corporation’s array system with pharmaceutical and biotechnology companies in the Asian market. In January 2006, CombiMatrix Corporation sold 67% of its ownership interest in CombiMatrix K.K. to a third party.

Our board of directors approved a plan for our wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. We expect to complete the transaction in the second quarter of 2006, subject to receiving a satisfactory revenue ruling from the Internal Revenue Service and completing the required filings with the Securities and Exchange Commission, or SEC. If the conditions are met, Acacia Research Corporation will redeem all of the issued and outstanding shares of AR-CombiMatrix common stock for all of the common stock of CombiMatrix Corporation, which will register its common stock under the Securities and Exchange Act of 1934 and plans to list its shares for trading on Amex or another national market.

Acacia Technologies Group

The Acacia Technologies group, a division of Acacia Research Corporation, develops, acquires and licenses patented technologies. The Acacia Technologies group is primarily comprised of certain of Acacia Research Corporation’s wholly owned subsidiaries and limited liability companies including:

• Acacia Global Acquisition Corporation
• Acacia Media Technologies Corporation
• Acacia Patent Acquisition Corporation
• Acacia Technologies Services Corporation
• AV Technologies LLC
• Broadcast Data Retrieval Corporation
• Broadcast Innovation LLC
• Computer Cache Coherency Corporation
• Computer Docking Station Corporation
• Data Encryption Corporation
• Data Innovation LLC
• Financial Systems Innovation LLC
• High Resolution Optics Corporation

• Information Technology Innovation LLC
• InternetAd LLC
• IP Innovation LLC
• KY Data Systems LLC
• Microprocessor Enhancement Corporation
• New Medium LLC
• TechSearch LLC
• VData LLC
• Resource Scheduling Corporation
• Software Collaboration Corporation
• Soundview Technologies, Inc.
• Spreadsheet Automation Corporation

The Acacia Technologies group also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to Acacia Research Corporation’s intellectual property licensing and enforcement business. Refer to “Business Acquisition” below for information on the Acacia Technologies group’s 2005 business acquisition activity.

The Acacia Technologies group currently controls 41 patent portfolios, which include over 150 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries, including the following:

• Audio/Video Enhancement & Synchronization
• Broadcast Data Retrieval
• Compact Disk Technology
• Computer Memory Cache Coherency
• Computing Device Performance Technology
• Continuous Television Viewer Measuring Technology
• Credit Card Fraud Protection
• Data Encryption
• Digital Media Transmission, or DMT®
• Dynamic Manufacturing Modeling
• Enhanced Internet Navigation
• Hearing Aid ECS
• High Quality Image Processing
• High Resolution Optics

• Image Resolution Enhancement
• Information Monitoring Technology
• Interactive Television
• Laptop Connectivity
• Microprocessor Enhancement
• Multi-Dimensional Bar Codes
• Network Data Back-Up
• Picture Archiving & Communication Systems
• Product Activation
• Resource Scheduling
• Rotational Video Imaging
• Spreadsheet Automation
• User Activated Internet Advertising
• Web Conferencing & Collaboration Software Technology

Business Acquisition. On January 28, 2005, Acacia Global Acquisition Corporation acquired the assets of Global Patent Holdings, LLC, which owned 11 patent licensing companies. The acquisition provided the Acacia Technologies group ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. The acquisition expands and diversifies the Acacia Technologies group’s revenue generating opportunities and accelerates the execution of the Acacia Technologies group’s business strategy of acquiring, developing and licensing patented technologies. Refer to “Acacia Technologies Group - Intellectual Property Licensing Business” below for a description of the acquisition transaction.

Capital Structure

On December 11, 2002, our stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby we created two new classes of common stock called Acacia Research-CombiMatrix common stock, or AR-CombiMatrix stock, and Acacia Research-Acacia Technologies common stock, or AR-Acacia Technologies stock, and divided our existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation’s CombiMatrix group. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation’s Acacia Technologies group. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of our different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups. As a result, holders of Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to one group could be subject to the liabilities of the other group. Included in the CombiMatrix group and the Acacia Technologies group are certain wholly owned subsidiaries that are not material, quantitatively or qualitatively, either individually or in the aggregate, to either group, or to Acacia Research Corporation as a whole.

Other

Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999. Our website address is www.acaciaresearch.com. We make our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file these reports. In addition, we post the following information on our website:

•	our corporate code of conduct, board of directors - code of conduct and fraud policy;

•	charters for our audit committee, nominating and corporate governance committee, disclosure committee and compensation committee;

The public may read and copy any materials that Acacia Research Corporation files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including the Acacia Research Corporation, that file electronically with the SEC. The public can obtain any documents that Acacia Research Corporation files with the SEC at http://www.sec.gov.

BUSINESS GROUPS

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)

Life Sciences Business

The CombiMatrix group is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation’s wholly owned subsidiaries, CombiMatrix Molecular Diagnostics, Inc. and CombiMatrix K.K. The CombiMatrix group is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies, products, and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.

Technologies

Semiconductor Based Array

The CombiMatrix group’s semiconductor based array technology enables the rapid, parallel synthesis, immobilization and detection of molecules and materials at discrete electrodes on a semiconductor chip. These chips, also known as microelectrode arrays, are used in multiple applications in the areas described above. The CombiMatrix group’s technology integrates semiconductor micro fabrication, proprietary software, chemistry and hardware into systems that it believes will enable it, its customers and its partners to design and fabricate arrays for biological, diagnostic, material sciences and nanotechnology applications, typically within a few days. The CombiMatrix group’s system should enable researchers to conduct rapid, iterative experiments in each of these fields.

Although there are numerous applications of the CombiMatrix group’s arrays in life sciences research, each depend on the synthesis, immobilization or detection of molecules at discrete sites on the array. Some specific applications include studies of genetic expression in cellular systems, genotyping and mutation analysis, synthesis of nucleic acid drugs, and others.

Utilizing this array technology, the CombiMatrix group is engaged in four strategic business areas:

•	The development, manufacture and sale of research tools and services to life sciences researchers
•	The development of services and products in the field of molecular diagnostics
•	The development, manufacture and sale of biosensor systems and technology for national defense and homeland security
•	The development of tools for applications in nanotechnology and materials science.

Method for Electrochemical Synthesis of Potential Drug Molecules

•
In addition to the semiconductor based array, the CombiMatrix group is utilizing its expertise in electrochemistry to synthesize novel compounds, which can be screened in binding and cellular assays to determine their potential as new drugs. The types of molecules that can be synthesized electrochemically from precursors using various approaches, proprietary to the CombiMatrix group, include organic compounds, nucleic acids, peptides and others. These molecules can then be utilized in biochemical and cellular screens to determine if they have appropriate potency to be considered for downstream pre-clinical and clinical drug development. Utilizing this technology, the CombiMatrix group’s overall business strategy is the discovery of compounds that could be developed as clinical drug candidates, utilizing proprietary synthesis and screening methodologies.

Technologies and Compound Libraries for Oncological Drug Development

Through its equity investment in Leuchemix, Inc., or Leuchemix, the CombiMatrix group has access to proprietary compounds that have been shown to be cytotoxic towards certain cancers in vitro and in vivo. Many of these compounds were discovered through combinatorial chemistry, natural product chemistry and certain cellular screening assays. Leuchemix has access to state of the art laboratories and equipment, which includes flow cytometry, molecular biology and cell culture facilities. In addition, Leuchemix has access to a bank of over 150 primary leukemia specimens and a panel of 15 leukemia and lymphoma cell lines as well as several xenogenic animal model systems. Leuchemix also has licensed proprietary compounds and compound libraries, which are being developed as drugs against a number of oncology indications including hematological disorders as well as solid tumors.

Market Overview

The markets for the CombiMatrix group’s products include pharmaceutical and biotechnology markets (also referred to as life sciences), molecular diagnostics, national defense and homeland security applications and the emerging markets for nanotechnology and new materials. In the future, if the CombiMatrix group is successful in developing approved drugs either internally or through its investments in companies such as Leuchemix, the CombiMatrix group’s market opportunities will expand to include pharmacies, physicians, hospitals, patients and other consumers of therapeutics. In addition, there may be opportunities for the CombiMatrix group’s products and services to address consumer-based genetic analysis as that market develops. At this time, the majority of the CombiMatrix group’s commercial efforts are focused on the life sciences, molecular diagnostics and national defense markets.

General Overview of Life Sciences and Pharmaceutical Industries

 The pharmaceutical and biotechnology industries continue to face increasing costs and risks in the drug discovery, development and commercialization process. According to industry statistics, the time required to commercialize a new drug can be 15 years and cost up to $1.7 billion. A primary component of the cost is the effort expended on drugs that failed to meet clinical and regulatory requirements due to a poor safety profile, efficacy in a small fraction of the patient population, or other similar reasons. The pharmaceutical and biotechnology industries are working to improve their efficiency and reduce the risks of failure by turning to new technologies to help identify deficiencies in drug candidates as early as possible and to stratify patient populations during clinical trials and post-approval. By identifying patients who are more likely to respond favorably to a drug (and excluding those that will either not respond or have an- adverse response), the potential market for the drug is decreased but the chance of achieving regulatory approval is increased. Stratification of patient populations is performed by analysis of blood or tissue of patients for protein or genetic biomarkers or expression patterns that are characteristic of responders and non-responders. The CombiMatrix group feels that its technology and products are ideally suited to aid in all segments of the drug discovery process and most importantly in the stratification of patients during clinical trials. In addition, CombiMatrix is developing approaches to utilize genetic information of individual patients to aid physicians in diagnosing disease and developing the best therapeutic approach to manage a patient’s disease.

Genes and Proteins

The human body is composed of billions of cells each containing DNA that encodes the basic instructions for cellular function. The complete set of an individual’s DNA is called the genome, and is organized into 23 pairs of chromosomes, which are further divided into smaller regions called genes. Each gene is composed of a strand of four types of nucleotide bases, referred to as A, C, G and T. The bases of one DNA strand bind to the bases of the other strand in a specific fashion to form base pairs: the base A always binds with the base T and the base G always binds with the base C.

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

Traditional technologies for analyzing genetic or protein variation and function generally perform experiments individually, or serially and often require relatively large sample volumes, adding significantly to the cost of conducting experiments. Arrays were developed to overcome the limitations of traditional technologies and enable the parallel evaluation of large numbers of genes.

An array is a collection of miniaturized test sites arranged in a manner that permits many tests to be performed simultaneously, or in parallel, in order to achieve higher throughput. The average size of test sites in an array and the spacing between them defines the array’s density. Higher density increases parallel processing throughput. In addition to increasing the throughput, higher density reduces the required volume for the sample being tested, and thereby lowers costs. Currently, the principal commercially available ways to produce arrays include mechanical deposition, bead immobilization, inkjet printing and photolithography.

While current array technologies have revolutionized drug discovery and development, the CombiMatrix group believes that its advanced array technology provides characteristics, including flexibility, superior cost metrics, and performance which address certain needs of the life sciences market which are not addressed by conventional arrays. Also, the CombiMatrix group’s DNA array synthesizer technology enables customers of this technology the ability to manufacture arrays at their laboratory facilities without having to order the arrays from the CombiMatrix group, thereby maintaining the proprietary nature of their unique array designs and experiments. This array synthesizer enables many applications, vide infra, that are unique in the market place.

The CombiMatrix Solution

The CombiMatrix group believes that its system will have advantages over other existing technologies because it is being designed to be a cost-effective, fast, flexible, customizable alternative to existing analytical tools designed for similar purposes. Researchers using the CombiMatrix group’s system should be able to design and order custom arrays, conduct their tests, analyze the results, and reorder additional arrays incorporating modified test parameters, all within a few days. The CombiMatrix group believes that its system will offer several important advantages over competing products. These advantages arise from a unique approach to fabricating the arrays utilizing a proprietary electrochemical synthesis method on an array of microelectrodes that have been fabricated on a silicon device.

Products and Services

The CombiMatrix group’s technology represents a significant advance over existing array technologies and other platforms for combinatorial chemistry. The first applications of the technology that the CombiMatrix group is pursuing are in the field of genomics and molecular diagnostics, where it has developed an array for the analysis of DNA. The CombiMatrix group believes that this technology may be applied to the fields of genetic analysis and disease management.

CustomArrayTM

The CombiMatrix group’s product for genetic studies is marketed under the trade name CustomArray™, which is a highly flexible custom oligonucleotide array that addresses researchers’ specific requirements for high-performance arrays that can interrogate small sets of target genes or whole genomes at a low cost. CustomArrays™ currently come in two formats: the medium-density CustomArray™ 12K and the 4 X 2K CustomArray™. The CustomArray™ 12K enables analysis of up to 12,000 genes, whereas the 4 X 2K array enables the analysis of four separate experiments of up to 2,000 genes each.

CustomArray™ is an advanced tool used to understand gene expression by measuring mRNA activity within a cell type or groups of cells, enabling researchers to understand disease, predisposition to disease, drug response and drug development. CustomArray™ can also be used as a SNP genotyping tool providing statistics on the effect of a SNP or groups of SNPs, giving rise to data that is important in diagnostic testing. Because of the product’s flexibility, researchers have utilized and are evaluating the use of CustomArrays™ for other applications such as gene assembly, sequencing, protein translation and others. CustomArrays™ can also be read on most commercially available scanners, thus enabling many researchers to perform assays without requiring additional capital expenditures for scanning equipment that several competing technologies require.

On-Line Order Processing and Software Tools

CustomArrays™ can be designed and ordered through the CombiMatrix group’s on-line ordering process. Customers are able to utilize a number of tools to design and order their arrays through an on-line interface via the World Wide Web. Some of the tools available to the customers are referred to as the CustomArray™ content software application suite of tools for designing and ordering arrays.

The content software application provides a suite of sophisticated tools that customers can use to design a custom array specific to their experimental needs. This application allows the customer to submit a list of genes and/or genomic sequences to the CombiMatrix group’s probe design system. This design process produces probe sequences optimal to the customer's requirements. Customers also have the flexibility to re-design their array at anytime.

When the customer has finished designing their arrays using the CombiMatrix group’s proprietary software tools, the arrays may be ordered using the e-commerce section of the CustomArray™ web site. Arrays are then manufactured using our proprietary oligonucleotide synthesis technology to the specific design requirements of the customer’s order. The CombiMatrix group’s proprietary DNA synthesis technology enables product turnaround time of typically just a few days. After production, each array is put through a rigorous quality control process. To our knowledge, the CombiMatrix group is the only array company that quality checks every single feature on each array produced prior to shipment.

Design-On-Demand™

The CombiMatrix group has also launched a service known as Design-on-Demand™ for its arrays. Through this service, customers can work one-on-one with our staff of bioinformatic experts to assist them with designing their arrays to meet their specific project goals. Customers can also access our Design-on-Demand™ catalog of over 1,400 pre-designed genome arrays available for ordering.

CatalogArraysTM

The CombiMatrix group has also launched several dozen CatalogArrays™, which are pre-designed arrays built using our platform that can be used for gene expression studies, mutation analysis, and other studies. These arrays include several human genome sets, mouse, rat, dog and several other organisms including plants, animals, bacteria and viruses. These arrays are updated as new genetic or sequence information is published. In addition, similar to CustomArrays™, the CombiMatrix group’s CatalogArrays™ can be read on most commercially available scanners and do not require additional capital investment or start-up fees by the customer.

Micro-RNA Arrays

The CombiMatrix group also offers a series of arrays that can be used to study micro-RNA molecules, which are relatively small strands of RNA molecules in cells that appear to have significant regulatory control over cell function. Until recently, micro-RNA molecules were thought to be oddities and perhaps superfluous genetic material. However, recent research indicates that these molecules play a significant role in the physiology of the cell. The CombiMatrix group offers Micro-RNA arrays for human, mouse, rat and other organisms. These arrays are updated as new information is published. In addition, similar to CustomArrays™, the CombiMatrix group’s Micro-RNA Arrays can be read on most commercially available scanners and do not require additional capital investment or start-up fees by the customer.

DNA Array Synthesizer

The CombiMatrix group’s DNA Array Synthesizer is a bench-top instrument that enables researchers to fabricate DNA arrays to their exact specifications with complete control over the content that is synthesized onto the array. The system consists of a synthesizer instrument that is operated by a personal computer that is connected to a cabinet that contains reagents necessary for array synthesis. The system is able to fabricate up to eight, 12K arrays within a 24-hour period, or up to thirty-two, 2K sectored arrays in the same period of time. The synthesizer’s flexibility enables researchers to synthesize multiple designs or the same design in each synthesis run. To operate the synthesizers, researchers must purchase blank array slides (slides on which no DNA synthesis has been performed) from the CombiMatrix group and reagents from either the CombiMatrix group or other vendors.

Stripping Reagents

The CombiMatrix group has created the first commercially available array stripping kit. The kit allows researchers to re-use CombiMatrix CustomArrays™ up to four times. The ability to re-use CustomArray™ arrays reduces the cost per CustomArray™ to the researcher while eliminating problems associated with chip-to-chip reproducibility.

EC Reader-Electrochemical Scanning Instrument

The EC Reader is a compact scanner for the CombiMatrix group’s arrays. The EC Reader was developed to provide the market with a compact, inexpensive and easy to use scanner for performing array experiments. Current arrays including those manufactured by the CombiMatrix group are designed to be analyzed using optical scanning instruments. While these scanners are quite functional, they are also relatively expensive bulky, and can be difficult to use. Due to the electrochemical nature of the CombiMatrix group’s arrays, it is possible to scan them using an electrochemical scanner as well as an optical scanner. The advantages of the electrochemical scanner include compact size, more cost efficient, and easier to use. These advantages arise out of the fact that the EC Reader does not have any optical components (such as lasers, lenses and optical detectors). By eliminating these optical components, the EC Reader is more compact, cost efficient and easier to use than most optical scanners. The EC Reader is designed to read only the CombiMatrix group’s arrays.

Applications

Pharmaceutical and Life Sciences Research and Development Applications

To date our products have been used primarily for research and development applications by academic and industrial researchers. Our products have and can be used for such diverse applications as drug target discovery and validation, genotyping, pathogen detection, agricultural analysis and others. In addition, our products can be used to synthesize oligonucleotides that are then utilized in various research applications. Due to the flexibility of our technologies, we expect the potential R&D applications of our products to continually expand.

Molecular Diagnostics Applications

In addition to the life sciences research and development applications of the CombiMatrix group’s products, CombiMatrix feels that its proprietary products can be utilized in the emerging field of molecular diagnostics. The term “molecular diagnostics” refers to the analysis of nucleic acids, as opposed to “clinical diagnostics” which refers to the analysis of conventional analytes such as blood chemistries, hormones, proteins and other molecules. The current market for molecular diagnostics in the United States is roughly $2.5 billion annually. The compounded annual growth rate of this market is over 15%, and it is expected that the growth rate will accelerate as more products and technologies are brought to bear on the opportunity.

The CombiMatrix group has formed a wholly owned subsidiary, CombiMatrix Molecular Diagnostics, or CMD, to take advantage of the capabilities of the CombiMatrix group’s DNA array technology to develop molecular diagnostic services and products. The primary focus of CMD’s efforts will be diagnostics for the diagnosis of cancer, for the management of patients diagnosed with various types of cancer and other diseases with a genetic cause. In the Unites States alone, the American Cancer Society indicates that 1.4 million individuals are diagnosed with cancer annually, and this rate is expected to grow rapidly as the overall population, including the “baby boomer” generation, ages. At any given time in the United States, there are several million living patients that either have cancer or are cancer survivors that are at high risk for recurrence.

Patients who are newly diagnosed with cancer require significant levels of care, which includes surgery, hospital stays, examinations, drugs and diagnostics. CMD plans to develop a series of products that, through the genetic analysis of blood, tissue or biopsy samples, will provide information to physicians in managing their patients.

CMD plans to be a fully functional molecular diagnostics laboratory and will seek federal certification by CLIA (Clinical Laboratory Improvement Amendments) as well as by other state and local regulatory agencies that require certification for analysis of patient samples. As such, CMD will operate as a service organization, providing testing services for patients. Although many of CMD’s initial services are designed to avoid pre-market approval by the United States Food and Drug Administration (or FDA), many of the services CMD will provide may require different levels of regulatory approval from the FDA.

Homeland Security and Defense Applications

Through U.S. government funding, the CombiMatrix group’s array technology is being developed to simultaneously detect toxins, viruses, and bacteria using either genomic analysis or antigen-antibody experiments, or assays. The ability to conduct over 12,000 individual assays simultaneously means that the CombiMatrix group’s array can be configured to detect many biothreat agents of interest to the U.S. Department of Defense and Department of Homeland Security within hours and with a high degree of certainty that surpasses current technologies. The CombiMatrix group’s goal is that these systems will eventually be portable and ultimately be completely automated.

The CombiMatrix group’s technology can simultaneously identify hundreds of different microbes (including viruses), determine their ability to cause disease, and discover their characteristics, such as antibiotic resistance. Working with academia, industry, and government laboratories, the CombiMatrix group is developing assays, arrays and bioinformatics for quickly identifying human, animal, and plant pathogens in a single-assay format. This format and single test eliminates the need for a different test for each disease or threat and eliminates the time lost in developing a new test for each new disease or threat. For disease-control agencies, it simplifies the process, reduces costs, and allows more rapid identification and reaction, all in an environment where increased time can equate to increased illness and loss of lives.

This program is enabled by the characteristic of the CombiMatrix group’s array technology, which allows the binding reactions to be measured through electrochemical means instead of optical methods. Though optical detection has been successful in many applications and our other products utilize these methods, we feel that electrochemical detection techniques have the potential to be far superior. By eliminating the need for light sources, optical components, their corresponding mechanical requirements as well as their power requirements, we feel that we will be able to build detection systems that will be less expensive, smaller, lighter and portable. In addition, certain technical characteristics of electrochemical detection on the arrays may enable higher sensitivity, better dynamic range and superior reproducibility in measurements.

Though the initial focus of our Government-funded development program is a product for military and homeland security markets, the core technology being developed will be applicable to products in the life sciences and human healthcare markets as well.

Nanotechnology- Materials, Chemicals, Peptides

The CombiMatrix group has entered into collaborative development programs to use its arrays for the discovery of nano-structured materials, chemicals, peptides and other molecules. In analogy to the study of genes and proteins in parallel using a highly customizable array, researchers can perform combinatorial discovery work in other areas in a rapid, cost effective manner. The goals of these collaborations include discovery of new materials or compounds, as well as the development tools and protocols, including capital equipment and software, to enable these applications.

The CombiMatrix Group’s Strategy

Focusing on High-growth Markets

The CombiMatrix group’s goal is to provide customers and partners with tools in their discovery efforts as well as to perform discovery itself.

The CombiMatrix group will focus on markets that it believes are growing rapidly and where it believes it has a competitive advantage. The first of these markets are for gene expression, mutation analysis, and other applications for the development of drugs and diagnostic products. Other markets include protein analysis, homeland security and military applications, drug development, nanotechnology and material sciences.

Partnering with Multiple Companies to Expand Market Opportunity

The CombiMatrix group plans to pursue multiple relationships to facilitate the expansion of its array technologies and to exploit large and diverse markets. The CombiMatrix group expects to enter into relationships and collaborations to gain access to complementary technologies, distribution channels, manufacturing infrastructure and information content. For example, the CombiMatrix group has executed several distribution agreements with organizations such as VWR International, Inc. and InBio (a division of Bionsight Pty. Ltd.) to market, sell and distribute the CombiMatrix group’s suite of products and services around the globe. The CombiMatrix group intends to structure additional relationships that maximize its research and development efforts with the strong distribution and manufacturing capabilities of its customers and any entities with which the CombiMatrix group has joint development efforts.

Major Strategic Alliances

The CombiMatrix group intends to rapidly commercialize its array technology for gene expression profiling through its own sales and marketing efforts. In addition, the CombiMatrix group has executed agreements with several strategic partners, such as Furuno Electric Co., Ltd., Toppan Printing Co., Ltd., or Toppan, and Roche Diagnostics GmbH to jointly develop its technology. For example, Furuno is contributing engineering and manufacturing expertise to jointly develop and manufacture a second version of the CombiMatrix group’s desktop DNA array synthesizer. The CombiMatrix group believes that the combination of its core array technology with Furuno’s expertise in manufacturing complex electronic devices will enable the CombiMatrix group to capture a significant portion of the gene expression profiling and molecular diagnostics markets.

The CombiMatrix group has been awarded several U.S. government grants and contracts to develop its electrochemical detection system for the detection of biological and chemical threat agents. Though these programs initially focused on product development for military and homeland security applications, the CombiMatrix group believes that the core technology being developed will be applicable to products in the life sciences and human healthcare markets as well.

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

Protecting and Strengthening Intellectual Property

Through the CombiMatrix Corporation’s four patents issued in the United States and three corresponding patents granted in Europe, Australia and Taiwan, its 78 patent applications pending in the United States, Europe and elsewhere and its trade secrets, the CombiMatrix group believes it has suitable intellectual property protection for its proprietary technologies in those markets where it operates and where a market for its products and services exists. The CombiMatrix group plans to build its intellectual property portfolio through internal research efforts, collaborations with industry leaders, strategic licensing and possible acquisitions of complementary technologies. The CombiMatrix group also plans to pursue patent protection for downstream products created using its proprietary products.

Regulatory Matters

The CombiMatrix group sells array products to the pharmaceutical, biotechnology and academic communities for research applications as well as non-life sciences customers. In addition, its drug development efforts are early stage. Therefore, its initial products do not require approval from, or be regulated by, the FDA as a manufacturer nor are they subject to the FDA’s current good manufacturing practice, or cGMP, regulations. Additionally, the CombiMatrix group’s initial products are not subject to certain reagent regulations promulgated by the FDA. However, the manufacture, marketing and sale of certain products and services for most clinical or diagnostic applications will be subject to extensive government regulation as medical devices in the United States by the FDA and in other countries by corresponding foreign regulatory authorities.

Subsidiaries

During the second quarter of 2005, the CombiMatrix group formed a wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc., in order to exploit its array technologies in the field of molecular diagnostics. As of December 31, 2005, CMD had 15 employees and was located in Irvine, California.

Prior to July 11, 2003, CombiMatrix K.K., a majority-owned subsidiary of CombiMatrix Corporation, was operating under a joint venture agreement with Marubeni Japan, or Marubeni, one of Japan’s leading trading companies. The primary purpose of the joint venture was to focus on development and licensing opportunities for CombiMatrix Corporation’s array technology with academic, pharmaceutical and biotechnology organizations in the Japanese market. Marubeni held a 10% minority interests in the joint venture. On July 11, 2003, Acacia Research Corporation purchased the outstanding minority interests in CombiMatrix K.K. from Marubeni. Acacia Research Corporation issued 200,000 shares of its AR-CombiMatrix stock to Marubeni in exchange for Marubeni’s 10% minority interests in CombiMatrix K.K. This increase in ownership interest has been attributed to the CombiMatrix group. On January 27, 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship include the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio will assume all operational and financial responsibilities of CombiMatrix K.K.

Prior to July 2, 2003, CombiMatrix Corporation owned 87% of Advanced Material Sciences, which in turn holds an exclusive license for CombiMatrix Corporation’s array synthesis technology for the development and discovery of advanced electronic materials for such purposes as fuel cell catalysts. In consideration for this exclusive license, CombiMatrix Corporation will share in the revenues earned by Advanced Material Sciences for commercialization of these discoveries based on CombiMatrix Corporation’s array technology. The term of this arrangement is 20 years. On July 2, 2003, Acacia Research Corporation increased its consolidated ownership interest in Advanced Material Sciences to 99% by acquiring 1,774,750 shares of Advanced Material Sciences common stock in exchange for 295,790 shares of AR-CombiMatrix stock. This increased ownership interest has been attributed to the CombiMatrix group.

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for a description of impairment charges incurred in 2005 related to CombiMatrix K.K. and Advanced Material Sciences.

Marketing and Distribution

During 2004, the CombiMatrix group launched its CustomArray™ products and is currently selling these products directly and through distributors to customers in the United States, Europe and Asia. Since that time the CombiMatrix group has executed several non-exclusive distribution agreements to market and sell its products worldwide. Where appropriate, the CombiMatrix group will continue to market and sell its products directly or through distribution arrangements and/or through other strategic alliances.

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

Since the inception of our relationship with Roche, CombiMatrix Corporation has engaged in a continuous process of monitoring and reevaluating the terms of the agreements, and have amended the agreements in several respects to establish more meaningful goals, milestones and timelines. The agreements are non-exclusive with respect to CombiMatrix Corporation’s core technology, meaning that CombiMatrix Corporation remains free to license its core technology to third parties for applications in the genomics, proteomics and other fields. The agreements contain exclusivity or co-exclusivity provisions only with respect to the specific products being co-developed for, and partially funded by, Roche pursuant to the agreements.

Under the terms of the agreements, it is contemplated that Roche may co-develop, use, manufacture, market and distribute CombiMatrix Corporation’s array and related technology for rapid production of customizable arrays. The agreements provide for minimum payments by Roche to CombiMatrix Corporation over the first three years after product launch, including milestone achievements, payments for products, royalties and future research and development projects. Nevertheless, because our agreements with Roche contain provisions that would allow Roche to terminate the agreements, the future payments by Roche to CombiMatrix Corporation might never be realized. Since July 2001, CombiMatrix Corporation has received approximately $26.6 million in cash payments from Roche from July 2001 through December 31, 2003. The CombiMatrix group has not received any additional payments from Roche since December 31, 2003.

Manufacturing and Customization

The CombiMatrix group has developed automated, computer-directed manufacturing processes for the synthesis of sequences of DNA, RNA, peptides or small molecules on its arrays. Certain portions of its manufacturing, such as semiconductor fabrication and processing are outsourced to subcontractors, while the steps involving synthesis of biological materials and quality control of its products are conducted by the CombiMatrix group.

Substantially all of the components and raw materials used in the manufacture of the CombiMatrix group’s products, including semiconductors and reagents, are currently provided from a limited number of sources or in some cases from a single source. Although the CombiMatrix group believes that alternative sources for those components and raw materials are available, any supply interruption in a sole-sourced component or raw material might result in up to a several-month production delay and materially harm the CombiMatrix group’s ability to manufacture products until a new source of supply, if any, could be located and qualified. In addition, an uncorrected impurity or supplier’s variation in a raw material, either unknown to the CombiMatrix group or incompatible with its manufacturing process, could have a material adverse effect on its ability to manufacture products. The CombiMatrix group may be unable to find a sufficient alternative supply channel in a reasonable time period, or on commercially reasonable terms, if at all. The CombiMatrix group utilizes non-standard semiconductor manufacturing processes to fabricate the electrode array that is a key aspect of the array structure. Although the CombiMatrix group has a supply agreement in place with the semiconductor wafer manufacturer to ensure availability of the raw materials, it does not guarantee a permanent supply. These non-standard processes are not widely available and it may be difficult or expensive to obtain sufficient quantities of semiconductor wafers if the current manufacturer changes or discontinues its manufacturing production capability.

Patents and Licenses

The CombiMatrix group continues to build its intellectual property portfolio to protect its products in those markets where it operates and where a market for its products and services exists. In the United States, CombiMatrix Corporation has been issued four United States patents. Three of the United States patents (U.S. Patent No. 6,093,302 expiration date January 5, 2018; U.S. Patent No. 6,280,595 expiration date January 5, 2018 and U.S. Patent No. 6,444,111 expire on January 5, 2018) protect CombiMatrix Corporation’s core technology relating to methods for electrochemical synthesis of arrays. The fourth United States Patent (U.S. Patent No. 6,456,942 expiration date January 25, 2020) describes and claims a network infrastructure for a customized array synthesis and analysis. Corresponding CombiMatrix Corporation core patents describing and claiming methods for electrochemical synthesis of arrays have been issued in Europe (entire EU), Australia and Taiwan and are pending in the remaining major industrialized markets. In total, CombiMatrix Corporation has 78 patent applications pending in the Unites States, Europe and elsewhere.

The CombiMatrix group seeks to protect its corporate identity with trademarks and service marks. In addition, its trademark strategy includes protecting the identity and goodwill associated with its biological and chemical array processor products. The CombiMatrix group purchases chemical reagents from suppliers who are licensed under appropriate patent rights. It is the CombiMatrix group’s policy to obtain licenses from patent holders, or as a purchaser from licensed suppliers, if needed, to practice its chemical processes.

The CombiMatrix group’s success will depend, in part, upon its ability to obtain patents and maintain adequate protection of its intellectual property in the United States and other countries. If it does not protect its intellectual property adequately, competitors may be able to use its technologies and thereby erode any competitive advantage that the CombiMatrix group may have. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights abroad. These problems can be caused by the absence of rules and methods for defending intellectual property rights. In addition, the laws of foreign jurisdictions, such as the European Union, provide an opportunity for parties to oppose the granting of patents when such claims may be construed as too broad or significantly beyond the scope of the initial teaching or disclosure in a patent filed. The CombiMatrix group has been active in Europe challenging the rights of competitors who have patent claims extending well beyond the scope of any teachings provided. There is no assurance that the CombiMatrix group will continue to be successful in such oppositions.

The patent positions of companies developing tools and drugs for the biotechnology and pharmaceutical industries, including the CombiMatrix group’s patent position, generally are uncertain and involve complex legal and factual questions. The CombiMatrix group will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that its proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The CombiMatrix group’s existing patent and any future patents it obtains may not be sufficiently broad to prevent others from practicing its specific technologies or from developing competing products. There also is risk that others may independently develop similar or alternative technologies or design around its patented technologies. In addition, others may challenge or invalidate the CombiMatrix group’s patents, or its patents may fail to provide it with any competitive advantage. Enforcing its intellectual property rights may be difficult, costly and time consuming, and ultimately may not be successful.

The CombiMatrix group also relies upon trade secret protection for its confidential and proprietary information. It seeks to protect its proprietary information by entering into confidentiality and invention disclosure and transfer agreements with employees, collaborators and consultants. These measures, however, may not provide adequate protection for the CombiMatrix group’s trade secrets or other proprietary information. Employees, collaborators or consultants may still disclose its proprietary information, and the CombiMatrix group may not be able to meaningfully protect its trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to its trade secrets. Also, former employees may knowingly violate such agreements, forcing the CombiMatrix group to have to enforce its intellectual property rights.

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

Competition

The CombiMatrix group expects to encounter competition in the area of business opportunities from other entities having similar business objectives. Many of these potential competitors possess greater financial, technical, human and other resources than does the CombiMatrix group. The CombiMatrix group anticipates that it will face increased competition in the future as new companies enter the market and advanced technologies become available. In the life sciences industry, many competitors have more experience in research and development than the CombiMatrix group. Technological advances or entirely different approaches developed by one or more of its competitors could render the CombiMatrix group’s processes obsolete or uneconomical. The existing approaches of competitors or new approaches or technology developed by competitors may be more effective than those developed by the CombiMatrix group.

The CombiMatrix group is aware of other companies or companies with divisions that have, or are developing, technologies for the SNP genotyping, gene expression profiling and diagnostic markets. The CombiMatrix group believes that its primary competitors will be Affymetrix, Inc., Agilent Technologies, Inc., Applera Corporation, Ciphergen Biosystems, Inc., Gene Logic Inc., Genomic Health, Inc., Illumina, Inc., Nanogen, Inc., Roche Diagnostics GmbH and Sequenom, Inc. However, the CombiMatrix group’s market is rapidly changing, and the CombiMatrix group expects to face additional competition from new market entrants, new product developments and consolidation of its existing competitors. Many of the CombiMatrix group’s competitors have existing strategic relationships with major pharmaceutical and biotechnology companies, greater commercial experience and substantially greater financial and personnel resources than it does. The CombiMatrix group expects new competitors to emerge and the intensity of competition to increase in the future.

Research, Development and Engineering

        The CombiMatrix group's research and development expenses, excluding non-cash stock compensation charges, were $9.5 million (including Department of Defense related research and development expenses of $3.7 million), $7.2 million (including Department of Defense related research and development expenses of $1.9 million) and $8.1 million during 2005, 2004 and 2003, respectively. Research and development related non-cash stock compensation charges were $91,000 and $466,000 during 2004 and 2003, respectively. There were no research and development non-cash compensation charges in 2005. The CombiMatrix group intends to invest in its proprietary technologies through internal development and, to the extent available, licensing of third-party technologies to increase and improve other characteristics of its products. The CombiMatrix group also plans to continue to invest in improving the cost-effectiveness of its products through further automation and improved information technologies. The CombiMatrix group's future research and development efforts may involve research conducted by the CombiMatrix group, collaborations with other researchers and the acquisition of chemistries and other technologies developed by universities and other academic institutions.

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

The CombiMatrix group has been awarded several grants from the federal government in connection with its biological and chemical array processor technology since its inception. In March of 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents. Under the terms of the contract, the CombiMatrix group will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $5.9 million. This project was completed during 2005. Most recently, in February 2006, the CombiMatrix group executed a one-year, $2.1 million contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological and chemical threat agents.

The CombiMatrix group will continue to pursue grants and contracts that complement its research and development efforts.

Recent Activities

Significant milestones for the CombiMatrix group during 2005 include the following:

Genetic Analysis Products and Services

•
In January 2005, the CombiMatrix group entered into a distribution agreement with InBio to distribute the CombiMatrix group’s CustomArray™ products for the Australian and New Zealand marketplaces. InBio’s sales and marketing organization will market, sell, and service the CustomArray™ products in these regions.

•
In May 2005 the CombiMatrix group entered into a non-exclusive distribution agreement with Inter Medical to distribute CustomArray™ array products in Japan. Under the agreement, Inter Medical will market, sell and service the CustomArray™ products in the Japanese marketplace.

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

•
In July 2005, the CombiMatrix group entered into a non-exclusive agreement with J.K. International Inc. to distribute CombiMatrix’s CustomArray™ array products in Japan. J.K. International’s marketing and sales organizations will market, sell, and service the CustomArray™ products.

•
In August 2005, the CombiMatrix group announced the launch of its first CustomArray™ DNA Synthesizer, enabling researchers to build arrays in their own facilities. The platform consists of the DNA CustomArray™ Synthesizer instrument and freely programmable arrays or CustomArrays™. Initially, the instrument has been designed to fabricate the CustomArray™ 12K (12,000 unique sites) array.

•
In September 2005, the CombiMatrix group expanded its product line to include the CustomArray™ 4X2K. This product contains four independent 2000-feature arrays on a single CustomArray™. As with all CustomArray™ products, the 4X2K offers complete array customization, user control of probe design, and the ability to modify array design at any time. It delivers high sensitivity, throughput, and ease of use for gene discovery, pathway research, and molecular characterization of disease.

•
In September 2005, the CombiMatrix group entered into a global distribution agreement with VWR International, Inc., or VWR, to distribute CustomArrays™ and CatalogArrays™ for the CombiMatrix group. VWR’s sales and marketing organization presently serves over 250,000 customers with worldwide sales of $3.0 billion annually.

•
In December 2005, the CombiMatrix group entered into a non-exclusive distribution agreement with Cell Sciences Pte Ltd., a wholly owned subsidiary of the CyGenics Group, to distribute CombiMatrix products and services in Singapore, Malaysia, Thailand, Philippines, Hong Kong, and Indonesia. Under the terms of the agreement, Cell Sciences will market and sell CustomArrays™ and CatalogArrays™, including the recently introduced Influenza Research Microarray.

Homeland Security and Defense Applications

•
In September 2005, the CombiMatrix Group received a one-year, $338,000 contract from the U.S. Air Force for the development and production of arrays to detect pathogens that cause upper respiratory infections and pathogens that infect wounds. This contract is the result of a collaborative effort with the Air Force Institute of Occupational Health, or AFIOH, that lead to the development of a rapid assay and array that identifies, among other things, all forms (serotypes) of influenza A, SARS and bird flu, including the H5N1 strain. The first array to be developed under the new contract will identify a number of upper respiratory infections that can cause potentially life threatening diseases (such as viral and bacterial pneumonia) or lead to pandemic infections (such as bird flu and SARS).

Drug Discovery and Diagnostics

•
During the second quarter of 2005, CombiMatrix Corporation formed a wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc., for the purpose of exploiting the opportunities in the molecular diagnostics market for the CombiMatrix group’s array technology. CMD is a California corporation located in Irvine whose management team includes several former executives of U.S. Labs and other laboratory diagnostic companies. CMD currently leases approximately 3,500 square feet of lab space in Irvine, California and is in the process of applying for its Clinical Laboratory Improvement Amendment, or CLIA, certification necessary to perform laboratory operations for customers.

•
In October 2005, the CombiMatrix group launched a new comprehensive influenza DNA array as well as services for the typing of influenza strains. CombiMatrix’s Influenza Microarray is now a member of the CatalogArray™ product line and can detect and accurately type flu strains using a protocol that requires less than four hours start to finish. This new array can identify H5N1 bird flu as well as all other strains of Influenza A. It can also provide information on mutations and novel strains of flu not yet seen. It is designed to work on samples from humans as well as from birds, pigs, horses, dogs, and various other animals. CMD began offering testing services using this array in December 2005.

•
In November 2005, the CombiMatrix group announced a collaboration with Novovax (NASDAQ:NVAX) for the development of a technique for in-process monitoring of vaccine production. Traditional flu-vaccine development involves an arcane process of viral amplification in chicken eggs, followed by a lengthy process of inactivation, sterilization, and packaging. This method is very time consuming and does not allow rapid response to quickly evolving threats. In the case of H5N1 bird flu, the threat is that the strain now present will mutate or recombine to form a new strain that will be easily transmissible among humans and have high mortality rates. If such a new strain appears, traditional flu-vaccine development and production will likely be too slow to ramp up to cover the world's need.

•
In December 2005, CMD announced a collaboration with Scott W. Binder, M.D. and the Department of Pathology and Laboratory Medicine at the David Geffen School of Medicine at the University of California, Los Angeles (UCLA) to develop a gene-based test for the diagnosis of malignant melanoma using routinely prepared formalin-fixed paraffin-embedded material. In addition to collaborating on this project with CMD, Dr. Binder and his team at UCLA will provide clinically validated patient samples for the development and validation phase of the project. This new laboratory test will be designed to aid pathologists in discriminating between atypical pigmented moles and malignant melanoma. It will serve as an adjunct to traditional morphologic and immunohistochemical methods and will provide physicians with additional tools to diagnose and manage this complex disease.

Nanotechnology

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

Additions to the CombiMatrix group’s Scientific Advisory Board and Other

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

•
In August 2005, the CombiMatrix group announced that Dr. Eric Whitman joined CMD as a member of its scientific advisory board and as a consultant in the area of melanoma diagnosis. Dr. Whitman, F.A.C.S., is the Administrative Director of Surgical Services and the Director of the Melanoma Center at Mountainside Hospital, in Montclair, New Jersey.

•
In November 2005, the CombiMatrix group announced that Dr. Scott W. Binder, M.D. joined CMD as a member of its Scientific Advisory Board. Dr. Binder is a Professor of Clinical Pathology and Dermatology, Chief of Dermatopathology, and Director of Pathology Outreach Services at the David Geffen School of Medicine at UCLA.

•
Also in November 2005, the CombiMatrix group announced that Dr. Jonathan W. Said, M.D. joined CMD, as a member of its Scientific Advisory Board. Dr. Said is a board certified Anatomic Pathologist who is currently Chief, Division of Anatomic Pathology, Department of Pathology and Laboratory Medicine and Chief, Surgical Pathology at UCLA Medical Center for the Health Sciences. He is also Professor of Pathology and Urology at UCLA School of Medicine.

Employees

        As of December 31, 2005, the CombiMatrix group had 92 full-time employees, 20 of whom hold a Ph.D. or M.D. degree and 52 of whom are engaged in full-time research and development activities. The CombiMatrix group is not a party to any collective bargaining agreement. The CombiMatrix group considers its employee relations to be good.

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

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)

Intellectual Property Licensing Business

The Acacia Technologies group, a division of Acacia Research Corporation, develops, acquires and licenses patented technologies. The Acacia Technologies group generates license fee revenues and related cash flow from the granting of non-exclusive licenses for the use of its patented technologies. The Acacia Technologies group assists patent holders with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. The Acacia Technologies group’s subsidiary companies currently own or control more than 40 patent portfolios (including over 150 U.S. patents and certain foreign counterparts) and have established a track record of licensing success with more than 400 license agreements executed to date. Our professional staff includes in-house patent attorneys, licensing executives and engineers.

The Acacia Technologies group’s clients are primarily individual inventors and small companies who have limited resources to effectively address the unauthorized use of their patented technologies, and also include large companies seeking to effectively and efficiently monetize their portfolio of patented technologies. In a typical client arrangement, the Acacia Technologies group will acquire the patent portfolio or acquire rights to the patent portfolio, with our client receiving an upfront payment for the purchase of the patent portfolio or patent portfolio rights, or receiving a percentage of our net recoveries from the licensing and enforcement of the patent portfolio, or a combination of the two.

The Acacia Technologies group is primarily comprised of certain of Acacia Research Corporation’s wholly owned subsidiaries and limited liability companies, as described earlier, and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to Acacia Research Corporation’s intellectual property licensing and enforcement business.

Business Acquisition. On January 28, 2005, Acacia Global Acquisition Corporation acquired substantially all of the assets of Global Patent Holdings, LLC, or GPH Acquisition, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies. The acquisition provided the Acacia Technologies group 100% ownership of companies that control 27 patent portfolios, which included 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. The aggregate purchase consideration was approximately $25.1 million, including $5.0 million of cash, the issuance of 3,938,832 shares of Acacia Research-Acacia Technologies common stock, or AR-Acacia Technologies stock, valued at $19.3 million (net of estimated common stock registration costs of $212,000) and other acquisition costs, including registration costs, totaling $796,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced. Net tangible assets acquired were not material. $25.1 million of the purchase price was allocated to patent related intangible assets acquired, which are being amortized on a straight-line basis over a weighted average estimated economic useful life of six years.

The Acacia Technologies Group’s Business Model and Strategy

The Acacia Technologies group’s business model is summarized in the following diagram:

The Acacia Technologies group’s business strategy includes the following key elements:

•	Identify Emerging Growth Areas where Patented Technologies will Play a Vital Role

The patent process breeds innovation and invention by granting a limited monopoly to the inventor in exchange for sharing the invention with the public. Certain technologies, including several of the technologies controlled by the Acacia Technologies group described above, become core technologies in the way products and services are manufactured, sold and delivered. The Acacia Technologies group identifies core, patented technologies that have or are anticipated to be widely adopted by third parties in connection with the manufacture or sale of products and services.

•	Contact and Form Alliances with Owners of Core, Patented Technologies

Often individual inventors and small companies have limited resources and are unable to effectively address the unauthorized use of their patented technologies. Individual inventors and small companies may lack sufficient capital resources and may also lack in-house personnel with patent licensing expertise and/or experience, which may make it difficult to effectively out-license and/or enforce their patented technologies.

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

•	Effectively and Efficiently Evaluate Patented Technologies for Acquisition, Licensing and Enforcement

Subtleties in the language of a patent, recorded interactions with the patent office, and the evaluation of prior art and literature can make a significant difference in the potential licensing and enforcement revenue derived from a patent or patent portfolio. The Acacia Technologies group’s specialists are trained and skilled in these areas. It is important to identify potential problem areas prior to commercialization and determinate whether potential problem areas can be overcome, before launching a licensing program. We have developed processes and procedures for identifying problem areas and evaluating the strength of a patent before the decision is made to allocate resources to a licensing and enforcement effort.

•	Purchase or Acquire the Rights to Patented Technologies

After evaluation, the Acacia Technologies group may elect to purchase the patented technology, or become the exclusive licensing agent for the patented technology in all or in specific fields of use. In either case, the owner of the patent generally retains the rights to a portion of the revenues generated from a patent’s licensing and enforcement program. The Acacia Technologies group generally controls the licensing and enforcement process and utilizes its experienced in-house personnel to reduce outside costs, and ensure that the Acacia Technologies group’s capital is allocated and utilized in an efficient and cost effective manner.

•	Successfully License and Enforce Patents with Significant Royalty Potential

As part of our patent evaluation process, significant consideration is also given to the identification of potential infringers, industries within which the potential infringers exist, longevity of the patented technology, and a variety of other factors that directly impact the magnitude and potential success of a licensing and enforcement program. Acacia Technologies group’s specialists are trained in evaluating potentially infringing technologies and in presenting the claims of our patents and demonstrating how they apply to companies we believe are using our technologies in their products or services. These presentations generally take place in a non-adversarial business setting, but can also occur through the litigation process, if necessary.

Acacia Technologies Group - Patented Technologies

Currently, the Acacia Technologies group controls 41 patent portfolios, which include over 150 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries, including the following:

•	Audio/Video Enhancement and Synchronization

The Audio/Video Enhancement and Synchronization technologies generally relate to the use of an adaptive noise reduction filtering system for analog and digital video signals, especially those used in video compression systems and for video displays, and for synchronizing video and audio signals utilized in systems where the audio and video components are stored, transmitted or otherwise processed separately.

•	Broadcast Data Retrieval

This patented technology generally relates to a system for broadcasting and receiving programming content together with supplemental data such as the title of a song, artist, or a catalog number, that can be stored and recalled for later viewing. This technology can be used in satellite radio and other broadcasting where data is transmitted along with the content.

•	Compact Disk Technology

The patent, currently being reexamined by the United States Patent and Trademark Office, covers certain systems for recording and playing compact disks containing compressed audio data utilizing certain data-compression methods. The CD player technology, consisting in part of a CD drive that reads MPEG Layer-3 (MP3) compressed digital audio data recorded on a CD, and an integrated circuit chip which decompresses the data and produces a non-compressed audio output, is commonly found in DVD and CD players.

•	Computer Memory Cache Coherency

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

•	Computing Device Performance Technology

The patents relate to technology to improve the startup and use of desktop and portable computers and other computing devices, including those that access software and information from mass storage devices, such as CD-ROM's and magnetic hard drives. The use of the patented technology results in a significant reduction in the startup time and improvement in the performance of applications running on computing devices.

•	Continuous Television Viewer Measuring Technology

The patented technology, unlike prior systems that take snapshots of tuning to assess viewership, relates to uninterrupted and passive continuous monitoring and measuring of television viewers' actions. Measurements include channel changes, channel surfing, video-on-demand and DVR viewership captured through the set-top box, stored and transmitted to a remote location for aggregation.

•	Credit Card Fraud Protection

This patented technology generally relates to a computerized system for protecting retailers and consumers engaged in credit card, check card, and debit transactions. The system includes an electronic card reader, and the generation and use of a transaction number, which specifically identifies each transaction processed within the system. As a result, the retailer does not necessarily have to print detailed information concerning the cardholder’s identity or account number on the customer’s receipt.

•	Data Encryption

This patented technology generally relates to the use of an operating system to transparently create encrypted file storage subsystem to fully secure user files from access by anyone other than the user.

•	Digital Media Transmission (DMT®) Technology

This patented technology generally relates to the transmission and receipt of digital audio and/or audio video content via a variety of means including the internet, cable, satellite, and local area networks. Elements of the DMT® transmission process include a source material library, identification encoding process, format conversion, sequence encoding, compressed data storage, and transmission. Elements of the DMT® receiving process include a transceiver, format conversion, storage, decompression, and playback. Acacia Technologies group has entered into 315 DMT® licensing agreements to date, including cable TV licenses, licenses for online entertainment, movies, news, sports, e-learning and corporate websites and licenses with companies that provide over 90% of video-on-demand TV entertainment to the hotel industry in the United States.

•	Dynamic Manufacturing Modeling

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

•	Enhanced Internet Navigation

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

•	Hearing Aid ECS

This patented technology shields hearing aids from electromagnetic interference produced by portable electronic devices such as cell phones, cordless phones, wireless headphones and headsets, and WIFI and Bluetooth enabled devices.

•	High Quality Image Processing

This patented technology generally relates to methods for improving print image quality through the use of advanced signal processing techniques for transforming continuous toned images into high quality half toned images. This technology can be used in printing products such as high end laser printers and image setters.

•	High Resolution Optics

These patents generally relate to refractive and diffractive systems and methods for improving imaging capabilities in multi-element optical systems by using fewer elements. The patented systems and techniques have direct applications in military imaging systems such as thermal weapon sites, as well as commercial products like camera lenses and optical printers.

•	Image Resolution Enhancement

This patented technology generally relates to the modification of images to be displayed on a video or printed display to improve the perceived image quality beyond the basic pixel resolution of the display original image.

•	Information Monitoring Technology

This patented technology, which can be incorporated into software products, can be used to monitor infrastructure components such as hardware, servers, networks, and operating systems, and can also be used for information monitoring and other information databases.

•	Interactive Television

These patented technologies generally relate to various aspects of interactive television including receivers such as set-top boxes and certain televisions used in digital satellite and digital cable systems that permit television viewers to access interactive television features supplied by their satellite and cable providers as part of their digital programming packages. Data, which is associated with the interactive television features and is broadcast along with the video signal, is extracted and processed by components within the receivers, and is then made available to viewers who choose to access the interactive television features through their remote control. Examples of such data include sports scores, weather information, stock updates, interactive games, and movie listings. Other aspects of the technologies generally relate to the scrambling or encrypting of broadcast signals whereby the unscrambling or decryption is accomplished through a removable card, commonly known as a “smart card.”

•	Laptop Connectivity

This patented technology is used to connect a laptop or other portable computer to multiple external devices such as a keyboard, monitor, printer, or mouse, through a single connector from the laptop to the docking station. The use of a single connector for multiple devices makes it easier to remove the laptop from the devices when it is used remotely, and to reconnect the laptop to the devices when it is returned to the docking station.

•	Microprocessor Enhancement

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

•	Multi-dimensional Bar Codes

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

•	Network Data Back-Up

This patented technology generally relates to a computer network system for backing up data and program files listed by users from networked work stations. User lists are stored locally, resulting in increased speed and security. This technology can be used by network software.

•	Picture Archiving & Communication Systems (“PACS”)

PACS enable multiple, remote users to simultaneously access image data from remote display terminals over common phone and data networks, such as the Internet. PACS are commonly used by hospitals to acquire, store, archive and transmit patient image data for remote access by their physicians, at their homes, offices or within the hospital at the point of care.

•	Product Activation

These patented technologies generally relate to accessing data through the submission of a product identification and computer specific information to a remote station. The remote station sends an encrypted key that is stored on the computer and provides access to the data. This technology can be used by software and other products to help deter the distribution of illegal copies. Other aspects of the technologies generally relate to accessing clear data, and encrypted data via an identification label. Once decrypted, the clear and decrypted data are combined to activate software programs, and other files.

•	Resource Scheduling

This patented technology generally relates to the creation and maintenance of a schedule through the periodic management and monitoring of interrelated and interdependent resources from a database. These resource management tools can be part of scheduling software used to plan and monitor the use of facilities, the allocation of manpower, and the use and scheduling of other resources.

•	Rotational Video Imaging

This patented technology generally relates to a rotational video imaging device for viewing the interior of a cavity or structure. This technology can be used for medical devices such as endoscopes, and non-medical devices capable of noninvasive surveillance and analysis.

•	Spreadsheet Automation

This patented technology generally relates to automating the production of worksheet files for use by electronic spreadsheet programs. Specifically, the patented technology permits the efficient retrieval of data from external databases by allowing the user to select specific data from a database and import the specified data into a spreadsheet program through uniquely streamlined spreadsheet commands. The adaptive quality of the technology permits, among other things, the user to retrieve updated information from an external database without creating formatting issues in the user’s spreadsheet program.

•	User Activated Internet Advertising

Interstitial Internet Advertising: This patented technology generally relates to the display of certain advertising, informational, and branding messages that appear between or outside web pages when the user is conducting a search, by storing the message prior to being displayed. This technology is most commonly used by travel based and other reservation based websites.

Pop-Up Advertising: This patented technology generally relates to user activated displays on a website, most commonly known as Pop-Ups or Pop-Unders. The displays can include advertising, surveys, messages, sound, video, applets and any other graphic or textual content.

•	Web Conferencing & Collaboration Software Technology

This patented technology generally relates to certain network and web conferencing and collaboration software systems. Specifically, two or more users at different computer terminals interact with the same display to simultaneously view, annotate, and edit documents of any type, regardless of which user supplies the document or software application being utilized.

Other

V-Chip Licensing Program. The Acacia Technologies group also owned and out-licensed to consumer electronics manufacturers, patented technology known as the V-chip. The V-chip was adopted by manufacturers of televisions sold in the U.S. to provide blocking of certain programming based upon its content rating code, in compliance with the Telecommunications Act of 1996.

The V-chip patent expired in July 2003. The Acacia Technologies group licensed 13 major television manufacturers, representing approximately 75% of the televisions sold in the United States during the applicable patent term, including Samsung Electronics, Hitachi America, Ltd., LG Electronics, Inc., Funai Electric Co., Ltd., Daewoo Electronics Corporation of America, Sanyo Manufacturing Corporation, Thomson Multimedia, Inc., JVC Americas Corporation, Matsushita Electric Industrial Co., Ltd., Orion Electric Co. Ltd., Pioneer Electronics (USA) Incorporated, Philips Electronics North America Corporation and Loewe Opta Gmbh. The Acacia Technologies group recognized a total of $25.7 million in V-chip technology license fees, including $1.5 million in previously deferred V-chip license fees recognized in 2004. We concluded the V-chip licensing program in August 2004 and do not expect to receive any additional V-chip related revenues in future periods.

Patent Enforcement Litigation

Companies comprising the Acacia Technologies group are often required to engage in litigation to enforce their patents and patent rights. In the litigation listed below, certain companies comprising the Acacia Technologies group are parties to ongoing litigation alleging infringement of certain of our patented technologies by the companies listed. Current patent enforcement litigation, by related patented technology, is as follows:

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

New Medium Technologies, LLC and AV Technologies, LLC v. Barco NV, Miranda Technologies, LG Philips LCD, Sanyo Electric Co., Ltd., and Toshiba Corporation, LG Electronics and Royal Philips Electronics. United States District Court for the Northern District of Illinois. Filed 9/29/05. Case No. 1:05-cv-05620.

Broadcast Data Retrieval Technology

Broadcast Data Retrival Corporation v. Sirius Satellite Radio, Inc. and XM Satellite Radio, Inc. United States District Court for the Central District of California. Filed 2/27/06.  Case No. 2:06-cv-01190.

Computer Docking Station Technology

Computer Docking Station Corporation v. Dell, Inc., Fujitsu Computer Systems Corporation, Gateway, Inc., Hewlett-Packard Company, Toshiba America, Inc., Toshiba America Information Systems, Inc., International Business Machines Corporation and Lenovao (United States), Inc. United States District Court for the Western District of Wisconsin. Filed 1/17/06. Case No. 06-cv-0032.

Computer Memory Cache Coherency Technology

Computer Cache Coherency Corporation v. VIA Technologies, Inc., Via Technologies, Inc. (USA) and Intel Corporation. United States District Court for the Northern District of California. Filed 12/2/04. Case No. 5:05-cv-01668.

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

Financial Systems Innovation, LLC and Paul N. Ware v. Circuit City Stores, Inc., Officemax Incorporated, Staples, Inc., Cracker Barrel Old Country Store, Inc., Fry’s Electronics, Inc., and Rite Aid Corporation. United States District Court for the Northern District of Georgia. Filed 7/19/05. Case No. 4:05-cv-00156.

Reinalt-Thomas Corporation, dba Discount Tire Corporation, v. Acacia Research Corporation, Paul N. Ware and Financial Systems Innovation, LLC. United States District Court for the District of Arizona. Filed 10/27/05. Case No. 2:05-cv-03459.

Financial Systems Innovation, LLC and Paul Ware v. Discount Tire Company of Georgia, Inc. and Reinalt-Thomas Corporation, dba Discount Tire Company. United States District Court for the Northern District of Georgia. Filed 11/21/05. Case No. 4:05-cv-00252.

Lone Star Steakhouse and Saloon, Inc. v. Acacia Technologies group and Financial Systems Innovation, LLC. United States District Court for the District of Kansas. Filed 8/5/05. Case No. 6:05-cv-01249.

Data Encryption and Product Activation Technology

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

Acacia Media Technologies Corporation v. Comcast Cable Communications, LLC, Charter Communications, Inc., The DirectTV Group, Inc., Echostar Communications Corporation, Cox Communications, Inc., Hospitality Network, Inc. (a wholly owned subsidiary of Cox that supplies hotel on-demand TV services), Mediacom, LLC, Armstrong Group, Arvig Communication Systems, Block Communications, Inc., Cable America Corporation, Cable One, Inc., Cannon Valley Communications, Inc., East Cleveland Cable TV and Communications, LLC, Loretel Cablevision, Massillon Cable TV, Inc., Mid-Continent Media, Inc., NPG Cable, Inc., Savage Communications, Inc., Sjoberg's Cablevision, Inc., US Cable Holdings LP, and Wide Open West, LLC, Time Warner Cable, Cablevision Systems Corporation, Insight Communications Company, Cebridge Communications and Bresnan Communications.

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

Interactive Television Technology

Broadcast Innovation, LLC and IO Research, Ltd. v. Charter Communications, Inc. and Comcast Corporation. United States District Court for the District of Colorado. Case No. 1:03-cv-02223. On appeal to the U.S. Court of Appeals for the Federal Court from 9/28/04 to 11/21/05. Remanded to the U. S. District Court for further proceedings on 11/21/05.

Broadcast Innovation, LLC v. Echostar Communications Corporation. United States District Court for the District of Colorado. Filed 11/9/01. Case No. 1:01-cv-02201.

Interstitial Internet Advertising Technology

InternetAd Systems, LLC v. Aerovias de Mexico, S.A. de C.V. and Certified Vacations Group, Inc. United States District Court for the Northern District of Texas. Filed 10/5/05. Case No. 3:05-cv-01969.

InternetAd Systems, LLC v. Midwest Airlines, Inc., Singapore Airlines Limited, MN Airlines LLC, dba Sun Country Airlines, Jetblue Airways Corporation and Stephens Media Intellectual Property, LLC. United States District Court for the Northern District of Texas. Filed 12/30/05. Case No. 3:05-cv-02532.

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

Multi-Dimensional Bar Code Technology

VCode Holdings, Inc. and VData, LLC v. Boston Scientific Corporation, Stamps.com, Inc., and Hitachi Global Storage Technologies, Inc., Ltd. United States District Court for the District of Minnesota. Filed 10/25/04. Case No. 0:04-cv-04583. An appeal was filed with the U.S. Court of Appeals for the Federal Circuit on 11/23/05 regarding Hitachi Global Storage Technologies (Thailand) Ltd.

VCode Holdings, Inc. and VData, LLC v. U.S. Bank National Association, Toshiba Corporation, Brother Industries, Ltd., and Sato Corporation. United States District Court for the District of Minnesota. Filed 10/4/05. Case No. 0:05-cv-02329.

VCode Holdings, Inc. and VData, LLC v. Mitsubishi Corporation. United States District Court for the District of Minnesota. Filed 9/8/05. Served 12/5/05. Case No. 0:05-cv-02079.

The Hartz Mountain Corporation v. VCode Holdings, Inc., VData, LLC, Acacia Technologies group, TechSearch, LLC and Veritec, Inc. United States District Court for the District of New Jersey. Filed 1/27/06. Case No. 2:06-cv00396.

Resource Scheduling Technology

Resource Scheduling Corporation v. Cerner Corporation, McKesson Corporation, Picis, Inc., Res-Q Healthcare Systems, Inc., Siemens Medical Solutions USA, Inc., Siemens Medical Solutions Health Services Corporation. United States District Court for the Eastern District Texas. Filed 2/1/06. Case No. 2:06-cv-00044.

Spreadsheet Automation Technology

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

V-Chip Technology

The remaining Non-Soundview, Inc. parties in the Acacia Technologies group’s V-chip patent infringement lawsuit, which concluded in August 2004, filed a motion before the United States District Court for the District of Connecticut seeking reimbursement of certain attorney’s fees. On July 13, 2005, the Court entered an Order denying the motion in part, and granting the motion in part. The motion was denied with respect to Soundview Inc.’s patent infringement allegations, which the Court ruled were not asserted in bad faith. The motion was granted with respect to certain anti-trust allegations asserted subsequent to the Court’s ruling of non-infringement in August 2004. In October 2005, all V-chip related litigation activities were concluded with no material impact on our financial position, results of operations or cash flows.

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

Other companies may develop competing technologies that offer better or less expensive alternatives to our patented technologies that we may acquire or out-license. Many potential competitors may have significantly greater resources. Technological advances or entirely different approaches developed by one or more of its competitors could render Acacia Technologies group’s technologies obsolete or uneconomical.

Employees

As of December 31, 2005, the Acacia Technologies group had 25 full-time employees. None of the companies included in the Acacia Technologies group is a party to any collective bargaining agreement. The Acacia Technologies group considers its employee relations to be good.

Item 1A. RISK FACTORS

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

GENERAL RISKS

WE HAVE A HISTORY OF LOSSES AND WILL PROBABLY INCUR ADDITIONAL LOSSES IN THE FUTURE.

We have sustained substantial losses since our inception resulting in an accumulated deficit, as of December 31, 2005, of $206.9 million on a consolidated basis. We may never become profitable, or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative and legal expenses. As a result, it is more likely than not that we will incur losses for the foreseeable future.

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

Acacia Research Corporation's consolidated cash and cash equivalents along with short-term investments totaled $59.2 million at December 31, 2005.

To date, the CombiMatrix group has relied primarily upon selling equity securities, as well as payments from strategic partners, to generate the funds needed to finance the implementation of the CombiMatrix group’s business strategies. To date, the Acacia Technologies group has relied primarily upon selling of equity securities and payments from our licensees to generate the funds needed to finance the operations of the Acacia Technologies group.

We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences identified above, that may deplete our capital resources more rapidly than anticipated. As a result, our subsidiary companies may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests. Any efforts to seek additional funds could be made through equity, debt or other external financings. Nevertheless, we cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for our subsidiary companies and ourselves, we may not be able to execute our business plans and our business may suffer.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE CANNOT ASSURE THAT OUR OPERATIONS WILL BE PROFITABLE.

We commenced operations in 1993 and, accordingly, have a limited operating history. In addition, certain of our subsidiary companies are in the early stages of development and/or operations and have limited operating histories. We also recently acquired eleven (11) new subsidiaries, and although we conducted customary due diligence before completing the acquisition, we cannot assure that our projections for profitability will be accurate because of our limited history with these new companies. You should consider our prospects in light of the risks, expenses and difficulties frequently encountered by companies with such limited operating histories. Since we have a limited operating history, we cannot assure you that our operations will be profitable or that we will generate sufficient revenues to meet our expenditures and support our activities.

We have sustained substantial losses since our inception resulting in an accumulated deficit as of December 31, 2005, of $206.9 million on a consolidated basis. If we continue to incur operating losses in future periods, we may not have enough money to expand our business and our subsidiary companies’ businesses in the future.

FAILURE TO EFFECTIVELY MANAGE OUR GROWTH COULD PLACE STRAINS ON OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES AND COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources. Further, as our subsidiary companies’ businesses grow, we will be required to manage multiple relationships. Any further growth by us or our subsidiary companies or an increase in the number of our strategic relationships will increase this strain on our managerial, operational and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to successfully implement our business plan.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO EXPAND OUR ORGANIZATION TO MATCH THE GROWTH OF OUR SUBSIDIARIES.

As our subsidiaries grow, the administrative demands upon Acacia Research Corporation will grow, and our success will depend upon our ability to meet those demands. These demands include increased accounting, management, legal services, staff support, and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results.

THE AVAILABILITY OF SHARES FOR SALE IN THE FUTURE COULD REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

In the future, we may issue securities to raise cash for acquisitions. We may also pay for interests in additional subsidiary companies by using a combination of cash and our common stock or just our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute your ownership interest in our company and have an adverse impact on the price of our common stock.

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

Provisions of Delaware law and our certificate of incorporation and bylaws could make the following more difficult: the acquisition of our company by means of a tender offer, proxy contest or otherwise, and the removal of incumbent officers and directors. These provisions include:

•
section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder;

•	amendment of our bylaws by the stockholders requires a two-thirds approval of the outstanding shares;

•	the authorization in our certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover;

•
provisions in our bylaws eliminating stockholders’ rights to call a special meeting of stockholders, which could make it more difficult for stockholders to wage a proxy contest for control of our board of directors or to vote to repeal any of the anti-takeover provisions contained in our certificate of incorporation and bylaws; and

•	the division of our board of directors into three classes with staggered terms for each class, which could make it more difficult for an outsider to gain control of our board of directors.

Such potential obstacles to a takeover could adversely affect the ability of our stockholders to receive a premium price for their stock in the event another company wants to acquire us.

WE MAY INCUR INCREASED COSTS AS A RESULT OF RECENTLY ENACTED AND PROPOSED CHANGES IN LAWS AND REGULATIONS RELATING TO CORPORATE GOVERNANCE MATTERS.

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the Securities and Exchange Commission and by NASDAQ, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations.

RISKS RELATING TO THE COMBIMATRIX GROUP

The risk factors beginning on this page discuss risks relating to the CombiMatrix group. Because each holder of AR- CombiMatrix stock is also a holder of the common stock of one company, Acacia Research Corporation, the risks associated with the Acacia Technologies group could affect our AR-CombiMatrix stock. As such, we urge you to read carefully the section “Risks Relating to the Acacia Technologies Group” below.

BECAUSE OUR COMBIMATRIX GROUP BUSINESS OPERATIONS ARE SUBJECT TO MANY UNCONTROLLABLE OUTSIDE INFLUENCES, IT MAY NOT SUCCEED.

Our CombiMatrix group's business operations are subject to numerous risks from outside influences, including the following:

•
TECHNOLOGICAL ADVANCES MAY MAKE OUR COMBIMATRIX GROUP SEMICONDUCTOR BASED ARRAY TECHNOLOGY OBSOLETE OR LESS COMPETITIVE, AND AS A RESULT, OUR REVENUE AND THE VALUE OF OUR ASSETS COULD BECOME OBSOLETE OR LESS COMPETITIVE.

Our CombiMatrix group products and services are dependent upon our semiconductor based array technology. The semiconductor based array technology is an advancement in conventional arrays that are used for the same purpose. Current array technologies have revolutionized drug discovery and development, and we believe that our CombiMatrix group's array technology provides characteristics, including flexibility, superior cost metrics, and performance, which address certain needs of the life sciences market which are not addressed by conventional arrays and offers the latest in technological advances in this area. Our products and services are substantially dependent upon our ability to offer the latest in semiconductor based array technology in the SNP genotyping, gene expression profiling and proteomic markets. We believe technological advances of conventional arrays and semiconductor based arrays are currently being developed by our existing competition and potential new competitors in the market, including Affymetrix, Inc., Agilent Technologies, Inc., Applera Corporation, Becton, Dickinson and Company, Ciphergen Biosystems, Inc., Gene Logic Inc., Illumina, Inc., Johnson & Johnson, Nanogen, Inc., Orchid Biosciences, Inc., Roche Diagnostics GmbH and Sequenom, Inc. We also expect to face additional competition from new market entrants and consolidation of our existing competitors. Many of the CombiMatrix group's competitors have existing strategic relationships with major pharmaceutical and biotechnology companies, greater commercial experience and substantially greater financial and personnel resources than we do. We expect new competitors to emerge and the intensity of competition to increase in the future. If these companies are able to offer technological advances to conventional arrays or semiconductor based arrays, our products may become less valuable or even obsolete. While we continue to invest resources in research and development to enhance the technology of our products and services, we cannot provide any assurance that our competitors or new competitors will not enter the market with the same or similar technological advances before we are able to do so.

•	NEW ENVIRONMENTAL REGULATION MAY MATERIALLY INCREASE THE NET LOSSES OF OUR COMBIMATRIX GROUP

The CombiMatrix group's operations involve the use, transportation, storage and disposal of hazardous substances, and as a result it is subject to environmental and health and safety laws and regulations. Any changes in these laws and regulations could increase the CombiMatrix group's compliance costs, and as a result, could materially increase the net losses of our CombiMatrix group.

•	OUR TECHNOLOGIES FACE UNCERTAIN MARKET VALUE

        Our CombiMatrix group includes the following technologies and products that were recently introduced into the market: CustomArrayTM, DNA Microarray, 12K DNA expression array and related products, Design-on-DemandTM Arrays, and NanoArrayTM technology and our Bench-Top DNA Microarray Synthesizer for CustomArray™. These technologies and products have not gained widespread market acceptance, and we cannot provide any assurance that the increase, if any, in market acceptance of these technologies and products will meet or exceed our expectations.

Further, our CombiMatrix group is currently developing the following technologies and products that have not yet been introduced into the market: (a) microarray technology for the detection of biological threat agents, (b) molecular diagnostics drug discovery and development using the CustomArrayTM platform, and (c) additional products for the research and development and diagnostics markets including higher density arrays. The level of market acceptance of these technologies and products will have a significant impact upon our results of operations, and we cannot provide any assurance that the increase, if any, in market acceptance of these technologies and products will meet or exceed our expectations.

•	THE FOREGOING OUTSIDE INFLUENCES MAY AFFECT OTHER RISK FACTORS DESCRIBED IN THIS ANNUAL REPORT

Any one of the foregoing outside influences may cause our company to need additional financing to meet the challenges presented or to compensate for a loss in revenue, and we may not be able to obtain the needed financing. See the heading "If we, or our subsidiaries, encounter unforeseen difficulties and cannot obtain additional funding on favorable terms, our business may suffer" below. Further, any one of the foregoing outside influences affecting the CombiMatrix group could make it less likely that our CombiMatrix group will be able to gain acceptance of its array technology by researchers in the pharmaceutical, biotechnology and academic communities. See the heading "If the CombiMatrix group's new and unproven technology is not used by researchers in the pharmaceutical, biotechnology and academic communities, its business will suffer" below.

THE COMBIMATRIX GROUP HAS A HISTORY OF LOSSES AND EXPECTS TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

The CombiMatrix group has sustained substantial losses since its inception. The CombiMatrix group may never become profitable, or if it does, it may never be able to sustain profitability. We expect the CombiMatrix group to incur significant research and development, marketing, general and administrative expenses. As a result, we expect the CombiMatrix group to incur losses for the foreseeable future.

THE COMBIMATRIX GROUP MUST ENTER INTO NEW STRATEGIC PARTNERSHIPS TO GENERATE REVENUE CONSISTENT WITH ITS OPERATING HISTORY AS A RESULT OF THE COMPLETION OF THE RELATIONSHIP WITH ROCHE DIAGNOSTICS GmbH.

In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche Diagnostics GmbH (“Roche”). As a result of completing all of its obligations under this agreement and in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred Roche related contract revenues totaling $17,302,000 during the first quarter of 2004. To date, the CombiMatrix group has relied primarily upon selling equity securities, as well as payments from strategic partners, to generate the funds needed to finance the implementation of the CombiMatrix group's business strategies. The CombiMatrix group has historically been dependent on its arrangements with Roche, and has relied upon payments by Roche and other partners for a majority of its working capital. The CombiMatrix group intends to enter into additional strategic partnerships to develop and commercialize future products. The CombiMatrix group is deploying unproven technologies and continues to develop its commercial products. There can be no assurance that the CombiMatrix group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the CombiMatrix group's and Acacia Research Corporation's ability to achieve its intended business objectives.

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

The CombiMatrix group's revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. It is possible that in future periods the CombiMatrix group's revenues could fall below the expectations of securities analysts or investors, which could cause the market price of our AR-CombiMatrix stock to decline. The following are among the factors that could cause the CombiMatrix group's operating results to fluctuate significantly from period to period:

•	its unpredictable revenue sources, as described below;

•	the nature, pricing and timing of the CombiMatrix group's and its competitors' products;

•	changes in the CombiMatrix group's and its competitors' research and development budgets;

•	expenses related to, and the CombiMatrix group's ability to comply with, governmental regulations of its products and processes; and

•	expenses related to, and the results of, patent filings and other proceedings relating to intellectual property rights.

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

THE COMBIMATRIX GROUP'S REVENUES WILL BE UNPREDICTABLE, AND THIS MAY HARM ITS FINANCIAL CONDITION.

The amount and timing of revenues that the CombiMatrix group may realize from its business will be unpredictable because:

•	whether products and services are commercialized and generate revenues depends, in part, on the efforts and timing of its potential customers; and

•	its sales cycles may be lengthy.

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

TECHNOLOGY COMPANY STOCK PRICES ARE ESPECIALLY VOLATILE, AND THIS VOLATILITY MAY DEPRESS THE PRICE OF OUR AR-COMBIMATRIX STOCK.

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly biotechnology companies, has been highly volatile. In addition, our stock has historically experienced greater price fluctuations than the biotechnology index of other Nasdaq listed stock. We believe that various factors may cause the market price of our AR-CombiMatrix stock to fluctuate, perhaps substantially, including, among others, announcements of:

•	its or its competitors' technological innovations;

•	developments or disputes concerning patents or proprietary rights;

•	supply, manufacturing or distribution disruptions or other similar problems;

•	proposed laws regulating participants in the biotechnology industry;

•	developments in relationships with collaborative partners or customers;

•	its failure to meet or exceed securities analysts' expectations of its financial results; or

•	a change in financial estimates or securities analysts' recommendations.

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

Historically, the CombiMatrix group was substantially dependent on its arrangement with Roche. The CombiMatrix group relied on payments by Roche to fund the majority of its resources engaged in fulfilling its contractual obligations to Roche. Roche's primary service to the CombiMatrix group is to distribute its technology platform. If the CombiMatrix group were to lose its relationship with Roche, the CombiMatrix group would continue to distribute its technology platform itself or be required to establish a distribution agreement with other partners. This could prove difficult, time-consuming and expensive, and the CombiMatrix group may not be successful in achieving this objective.

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

The CombiMatrix group's products may not gain market acceptance. In that event, it is unlikely that its business will succeed. Biotechnology and pharmaceutical companies and academic research centers have historically analyzed genetic variation and function using a variety of technologies, and many of them have made significant capital investments in existing technologies. Compared to existing technologies, the CombiMatrix group's technologies are new and unproven. In order to be successful, its products must meet the commercial requirements of the biotechnology, pharmaceutical and academic communities as tools for the large-scale analysis of genetic variation and function. Market acceptance will depend on many factors, including:

•	the development of a market for its tools for the analysis of genetic variation and function, the study of proteins and other purposes;

•	the benefits and cost-effectiveness of its products relative to others available in the market;

•	its ability to manufacture products in sufficient quantities with acceptable quality and reliability and at an acceptable cost;

•	its ability to develop and market additional products and enhancements to existing products that are responsive to the changing needs of its customers;

•
the willingness and ability of customers to adopt new technologies requiring capital investments or the reluctance of customers to change technologies in which they have made a significant investment; and

•
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

The CombiMatrix group is designing its technology primarily for applications in the biotechnology, pharmaceutical and academic communities. The usefulness of the CombiMatrix group's technology depends in part upon the availability of genomic data. The CombiMatrix group is initially focusing on markets for analysis of genetic variation and function, namely gene expression profiling. These markets are new and emerging, and they may not develop as the CombiMatrix group anticipates, or at all. Also, researchers may not seek or be able to convert raw genomic data into medically valuable information through the analysis of genetic variation and function. If genomic data is not available for use by the CombiMatrix group's customers or if its target markets do not emerge in a timely manner, or at all, demand for its products will not develop as it expects, and it may never become profitable.

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

The CombiMatrix group's success depends on its ability to protect and exploit its intellectual property. The CombiMatrix group currently has four patents issued in the United States, three patents issued in Europe and 78 patent applications pending in the United States, Europe and elsewhere. The patents covering the CombiMatrix group's core technology begin to expire January 5, 2018.

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

IF WE ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

Our CombiMatrix group’s cash and cash equivalents along with short-term investments totaled $20.2 million at December 31, 2005.

To date, the CombiMatrix group has relied primarily upon selling equity securities, as well as payments from strategic partners, to generate the funds needed to finance the implementation of its business strategies. We cannot assure you that the CombiMatrix group will not encounter unforeseen difficulties, including the outside influences identified above, that may deplete its capital resources more rapidly than anticipated. As a result, the CombiMatrix group subsidiary companies may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests. Any efforts to seek additional funds could be made through equity, debt or other external financings. Nevertheless, we cannot assure that additional funding will be available on favorable terms, if at all. If the CombiMatrix group fails to obtain additional funding when needed for its subsidiary companies, the CombiMatrix group may not be able to execute its business plans and its business may suffer.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE CANNOT ASSURE THAT OUR OPERATIONS WILL BE PROFITABLE.

The CombiMatrix group commenced operations in 1996, and accordingly, have a limited operating history. In addition, the CombiMatrix group is still in the early stages of development and/or operations of much of its business and have a limited operating history. You should consider the CombiMatrix group’s prospects in light of the risks, expenses and difficulties frequently encountered by companies with such limited operating histories. Since the CombiMatrix group has a limited operating history, we cannot assure you that its operations will be profitable or that it will generate sufficient revenues to meet its expenditures and support its activities.

The CombiMatrix group has sustained substantial losses since its inception. If the CombiMatrix group continues to incur operating losses in future periods, it may not have enough money to expand its business and its subsidiary companies’ businesses in the future.

FAILURE TO EFFECTIVELY MANAGE OUR GROWTH COULD PLACE STRAINS ON OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES AND COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Our CombiMatrix group’s growth has placed, and is expected to continue to place, a strain on its managerial, operational and financial resources. Further, as its subsidiary companies’ businesses grow, the CombiMatrix group will be required to manage multiple relationships. Any further growth by the CombiMatrix group or its subsidiary companies or an increase in the number of our strategic relationships will increase this strain on the CombiMatrix group’s managerial, operational and financial resources. This strain may inhibit the CombiMatrix group’s ability to achieve the rapid execution necessary to successfully implement its business plan.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO EXPAND OUR ORGANIZATION TO MATCH THE GROWTH OF OUR SUBSIDIARIES.

As the CombiMatrix group subsidiaries grow, the administrative demands upon its management will grow, and its success will depend upon its ability to meet those demands. These demands include increased accounting, management, legal services, staff support for the CombiMatrix group’s board of directors, and general office services. The CombiMatrix group may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of the CombiMatrix group’s control. Further, the CombiMatrix group will need to effectively manage the training and growth of its staff to maintain an efficient and effective workforce, and its failure to do so could adversely affect its business and operating results.

RISKS RELATING TO THE ACACIA TECHNOLOGIES GROUP

The risk factors beginning on this page discuss risks relating to the Acacia Technologies group. Because each holder of AR- Acacia Technologies stock is also a holder of the common stock of one company, Acacia Research Corporation, the risks associated with the CombiMatrix group could affect our AR-Acacia Technologies stock. As such, we urge you to read carefully the section “Risks Relating to the CombiMatrix Group” above.

BECAUSE OUR BUSINESS OPERATIONS ARE SUBJECT TO MANY UNCONTROLLABLE OUTSIDE INFLUENCES, WE MAY NOT SUCCEED.

Our Acacia Technologies group’s business operations are subject to numerous risks from outside influences, including the following:

•	New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase Acacia Technologies group’s operating costs and decrease its revenue.

Our Acacia Technology group acquires patents with enforcement opportunities and is spending a significant amount of resources to enforce those patents. If new legislation, regulations or rules are implemented either by Congress, the United States Patent and Trademark Office, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions. While we are not aware that any such changes are likely to occur in the foreseeable future, we cannot assure you that such changes will not occur.

•
Trial judges and juries often find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patents.

It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies, and as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Such appeals are expensive and time consuming, resulting in increased costs and delayed revenue. Although we diligently pursue enforcement litigation, we cannot predict with significant reliability the decisions made by juries and trial courts.

•	More patent applications are filed each year resulting in longer delays in getting patents issued by the United States Patent and Trademark Office.

Our Acacia Technology group holds and continues to acquire pending patents. We have identified a trend of increasing patent applications each year, which we believe is resulting in longer delays in obtaining approval of pending patent applications. The delays could cause delays in recognizing revenue from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market. See the subheading “Competition is intense in the industries in which our subsidiaries do business and as a result, we may not be able to grow or maintain our market share for our technologies and patents,” below.

•	Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer.

Our patent enforcement actions are almost exclusively prosecuted in federal court. Federal trial courts that hear our patent enforcement actions also hear criminal cases. Criminal cases always take priority over our actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings before federal judges, and as a result, we believe that the risk of delays in our patent enforcement actions will have a greater affect on our business in the future unless this trend changes.

•
Any Reductions in the funding of the United States Patent and Trademark Office could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications.

The assets of Acacia Technologies group consists of patent portfolios, including pending patent applications before the U.S. Patent and Trademark Office (USPTO). The value of our patent portfolios is dependent upon the issuance of patents in a timely manner, and any reductions in the funding of the USPTO could negatively impact the value of our assets. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the USPTO, causing an unexpected increase in our expenses.

•	Competition is intense in the industries in which our subsidiaries do business and as a result, we may not be able to grow or maintain our market share for our technologies and patents.

Our Acacia Technologies group expects to encounter competition in the area of patent acquisition and enforcement as the number of companies entering this market is increasing. This includes competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire. Companies such as British Technology Group, Rembrandt Management Group, and Intellectual Ventures LLC are already in the business of acquiring the rights to patents for the purpose of enforcement, and we expect more companies to enter the market. As new technological advances occur, many of our patented technologies may become obsolete before they are completely monetized. If we are unable to replace obsolete technologies with more technologically advanced patented technologies, then this obsolescence could have a negative effect on our ability to generate future revenues.

•	Our patented technologies face uncertain market value.

Our Acacia Technologies group has acquired patents and technologies that are at early stages of adoption in the commercial and consumer markets. Demand for some of these technologies is untested and is subject to fluctuation based upon the rate at which our licensees will adopt our patents and technologies in their products and services. See the related risk factor below.

•	As patent enforcement litigation becomes more prevalent, it may become more difficult for us to voluntarily license our patents.

We believe that the more prevalent patent enforcement actions become, the more difficult it will be for us to voluntarily license our patents. As a result, we may need to increase the number of our patent enforcement actions to cause infringing companies to license the patent or pay damages for lost royalties. This may increase the risks associated with an investment in our company.

•	The foregoing outside influences may affect other risk factors described in this annual report.

Any one of the foregoing outside influences may cause our company to need additional financing to meet the challenges presented or to compensate for a loss in revenue, and we may not be able to obtain the needed financing. See the heading “If we, or our subsidiaries, encounter unforeseen difficulties and cannot obtain additional funding on favorable terms, our business may suffer” above.

THE ACACIA TECHNOLOGIES GROUP HAS INCURRED LOSSES IN THE PAST AND EXPECTS TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

The Acacia Technologies group has sustained substantial losses in the past. We expect the Acacia Technologies group to incur significant legal, marketing, general and administrative expenses. As a result, we expect the Acacia Technologies group to incur losses for the foreseeable future.

THE ACACIA TECHNOLOGIES GROUP MAY FAIL TO MEET MARKET EXPECTATIONS BECAUSE OF FLUCTUATIONS IN ITS QUARTERLY OPERATING RESULTS, WHICH COULD CAUSE THE PRICE OF ACACIA RESEARCH-ACACIA TECHNOLOGIES COMMON STOCK TO DECLINE.

The Acacia Technologies group’s revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. It is possible that in future periods the Acacia Technologies group’s revenues could fall below the expectations of securities analysts or investors, which could cause the market price of our Acacia Research-Acacia Technologies common stock to decline. The following are among the factors that could cause the Acacia Technologies group’s operating results to fluctuate significantly from period to period:

•	the performance of our third-party licensees;

•	costs related to acquisitions, alliances, licenses and other efforts to expand our operations;

•	the timing of payments under the terms of any customer or license agreements into which the Acacia Technologies group may enter; and

•	expenses related to, and the results of, patent filings and other enforcement proceedings relating to intellectual property rights, as more fully described in this section.

THE ACACIA TECHNOLOGIES GROUP’S REVENUES WILL BE UNPREDICTABLE, AND THIS MAY HARM ITS FINANCIAL CONDITION.

Acacia Global Acquisition Corporation's acquisition of the assets of Global Patent Holdings, LLC in 2005, provided the Acacia Technologies group with ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts. Rights to additional patent portfolios were acquired subsequent to the acquisition of the assets of Global Patent Holdings, bringing the total number of patent portfolios controlled by the Acacia Technologies group to 41, covering technologies used in a wide variety of industries. The acquisitions expand and diversify the Acacia Technologies group's revenue generating opportunities. The Acacia Technologies group believes that its cash and cash equivalent balances, including the proceeds from the February 2005 equity financing received following the acquisition of the assets from Global Patent Holdings, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet its cash requirements through the twelve-month period ending December 31, 2006. However, due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of license fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our existing licensees and other factors, we cannot currently predict the amount and timing of the receipt of license fee revenues with a sufficient degree of precision.

As a result, the Acacia Technologies group’s revenues may vary significantly from quarter to quarter, which could make its business difficult to manage and cause its quarterly results to be below market expectations. If this happens, the price of our Acacia Research-Acacia Technologies common stock may decline significantly.

TECHNOLOGY COMPANY STOCK PRICES ARE ESPECIALLY VOLATILE, AND THIS VOLATILITY MAY DEPRESS THE PRICE OF OUR ACACIA RESEARCH-ACACIA TECHNOLOGIES COMMON STOCK.

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of our Acacia Research-Acacia Technologies common stock to fluctuate, perhaps substantially, including, among others, the following:

•	announcements of developments in our patent enforcement actions;

•	developments or disputes concerning our patents;

•	our or our competitors’ technological innovations;

•	developments in relationships with licensees;

•	variations in our quarterly operating results;

•	our failure to meet or exceed securities analysts’ expectations of our financial results; or

•	a change in financial estimates or securities analysts’ recommendations;

•	changes in management’s or securities analysts’ estimates of our financial performance;

•	changes in market valuations of similar companies;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and

•	failure to complete significant transactions.

For example, the Nasdaq Computer Index had a range of $842.8- $1,037.2 during the 52-weeks ended December 31, 2005. Over the same period, our Acacia Research-Acacia Technologies common stock fluctuated within a range of $4.38- $7.83. We believe fluctuations in our stock price during this period could have been caused by court rulings in our patent enforcement actions. Court rulings in patent enforcement actions are often difficult to understand, even when favorable or neutral to the value of our patents, and we believe that investors in the market may overreact, causing fluctuations in our stock prices that may not accurately reflect the impact of court rulings on our business operations and assets.

In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If our Acacia Research-Acacia Technologies common stock was the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could materially harm the business and financial results of the Acacia Technologies group.

THE MARKETS SERVED BY THE ACACIA TECHNOLOGIES GROUP ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND IF THE ACACIA TECHNOLOGIES GROUP IS UNABLE TO DEVELOP AND ACQUIRE NEW TECHNOLOGIES AND PATENTS, ITS REVENUES COULD STOP GROWING OR COULD DECLINE.

The markets served by the licensees of Acacia Technologies group frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. Products for communications applications, high-speed computing applications, as well as other applications covered by the Acacia Technologies group’s intellectual property, are based on continually evolving industry standards. The Acacia Technologies group’s ability to compete in the future will, however, depend on its ability to identify and ensure compliance with evolving industry standards. This will require our continued efforts and success of acquiring new patent portfolios with licensing and enforcement opportunities. However, we expect to have sufficient liquidity and capital resources for the foreseeable future in order to maintain the level of acquisitions we believe we need to keep pace with these technological advances. However, outside influences may cause the need for greater liquidity and capital resources than expected, as described under the caption “Because our business operations are subject to many uncontrollable outside influences, we may not succeed” above.

THE SUCCESS OF OUR ACACIA TECHNOLOGIES GROUP DEPENDS IN PART UPON OUR ABILITY TO RETAIN THE BEST LEGAL COUNSEL TO REPRESENT US IN PATENT ENFORCEMENT LITIGATION.

In addition, the success of the Acacia Technologies group depends upon our ability to retain the best legal counsel to prosecute patent infringement litigation. As our patent enforcement actions increase, it will become more difficult to find the best legal counsel to handle all of our cases because many of the best law firms may have a conflict of interest that prevents its representation of our company.

RISKS RELATING TO OUR CAPITAL STRUCTURE

HOLDERS OF BOTH CLASSES OF OUR STOCK ARE STOCKHOLDERS OF ONE COMPANY, AND THE FINANCIAL PERFORMANCE OF ONE GROUP COULD AFFECT THE OTHER, THUS EXPOSING THE HOLDERS OF EACH GROUP’S STOCK TO THE RISKS OF AN INVESTMENT IN THE ENTIRE COMPANY.

Holders of Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock are stockholders of a single company. The CombiMatrix group and the Acacia Technologies group are not separate legal entities. As a result, stockholders will continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of our businesses, assets and liabilities. The issuance of our Acacia Research-CombiMatrix common stock and our Acacia Research-Acacia Technologies common stock and the allocation of assets and liabilities and stockholders’ equity between the CombiMatrix group and the Acacia Technologies group did not result in a distribution or spin-off to stockholders of any of our assets or liabilities and did not affect ownership of our assets or responsibility for our liabilities or those of our subsidiaries. The assets we attribute to the Acacia Technologies group could be subject to the liabilities of the CombiMatrix group, whether such liabilities arise from lawsuits, contracts or indebtedness that we attribute to the other group. If we are unable to satisfy one group’s liabilities out of the assets we attribute to it, we may be required to satisfy those liabilities with assets we have attributed to the other group. However, our business is conducted by our operating subsidiaries. Creditors of one subsidiary may not make claims against the assets of another subsidiary, absent a separate guaranty from the other subsidiaries. None of our subsidiaries currently guaranty the obligations of other subsidiaries.

Financial effects from one group that affect our consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group and the market price of the common stock relating to the other group. In addition, net losses of either group and dividends or distributions on, or repurchases of, either class of common stock will reduce the funds we can pay as dividends on each class of common stock under Delaware law. For these reasons, you should read our consolidated financial information with the financial information we provide for each group elsewhere in this Form 10-K.

THE MARKET PRICE OF EITHER CLASS OF OUR COMMON STOCK MAY NOT REFLECT THE SEPARATE PERFORMANCE OF THE GROUP RELATED TO THAT CLASS OF COMMON STOCK.

The market price of our Acacia Research-CombiMatrix common stock or Acacia Research-Acacia Technologies common stock may not reflect the separate performance of the business of the group relating to that class of common stock. The market price of either class of common stock could simply reflect the performance of Acacia Research Corporation as a whole, or the market price of either class of common stock could move independently of the performance of the business of either group. Investors may discount the value of either class of common stock because it is part of a common enterprise rather than a stand-alone company.

THE MARKET PRICE OF EITHER CLASS OF OUR COMMON STOCK MAY BE AFFECTED BY FACTORS THAT DO NOT AFFECT TRADITIONAL COMMON STOCK.

•
The complex nature of the terms of our Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock may adversely affect the market price of either class of common stock.

The complex nature of the terms of our two classes of common stock, such as the convertibility of Acacia Research-CombiMatrix common stock into Acacia Research-Acacia Technologies common stock, or vice versa, and the potential difficulties investors may have understanding these terms, may adversely affect the market price of either class of common stock.

•
The market price of our Acacia Research-Acacia Technologies common stock may be adversely affected by the fact that holders have limited legal interests in the group relating to the class of common stock.

For example, as described in greater detail in the subsequent risk factors, holders of either class of common stock generally do not have separate class voting rights with respect to significant matters affecting either group. In addition, upon our liquidation or dissolution, holders of either class of common stock will not have specific rights to the assets of the group relating to the class of common stock held and will not be entitled to receive proceeds that are proportional to the relative performance of that group. The voting rights of the Acacia Research-Acacia Technologies common stock fluctuates based upon the relative market prices of the Acacia Research-CombiMatrix common stock and the Acacia Research-Acacia Technologies common stock. The record date for our last stockholder meeting was March 14, 2005, and holders of Acacia Research-Acacia Technologies common stock had 1.665 votes per share, and holders of Acacia Research-CombiMatrix common stock had one vote per share.

•
The market price of our Acacia Research-Acacia Technologies common stock may be adversely affected by events involving the CombiMatrix group or the performance of the Acacia Research-CombiMatrix common stock.

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

THE HOLDERS OF ACACIA RESEARCH-COMBIMATRIX COMMON STOCK AND THE HOLDERS OF ACACIA RESEARCH-ACACIA TECHNOLOGIES COMMON STOCK HAVE ONLY LIMITED SEPARATE STOCKHOLDER RIGHTS.

Holders of Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock have the rights customarily held by common stockholders. They also have these specific rights related to their corresponding group:

•	certain rights with regard to dividends and liquidation;

•	requirements for a mandatory dividend, redemption or conversion upon the disposition of all or substantially all of the assets of their corresponding group;

•
a right to vote on matters as a separate voting class in the limited circumstances provided under Delaware law, by stock exchange rules or as determined by our board of directors (such as an amendment of our certificate of incorporation that changes the rights, privileges or preferences of the class of stock held by such stockholders); and

•	we will not hold separate stockholder meetings for holders of Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock.

THE HOLDERS OF ACACIA RESEARCH-COMBIMATRIX COMMON STOCK AND THE HOLDERS OF ACACIA RESEARCH-ACACIA TECHNOLOGIES COMMON STOCK WILL HAVE CERTAIN LIMITS ON THEIR RESPECTIVE VOTING POWERS.

•	Group common stock with a majority of voting power can control voting outcomes.

The holders of Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock will vote together as a single class, except in limited circumstances. If a separate vote on a matter by the holders of either our Acacia Research-CombiMatrix common stock or our Acacia Research-Acacia Technologies common stock is not required under Delaware law or by stock exchange rules, and if our board of directors does not require a separate vote, either class of common stock that is entitled to more than the number of votes required to approve such matter could control the outcome of such vote - even if the matter involves a divergence or conflict of the interests between the holders of our Acacia Research-CombiMatrix common stock and our Acacia Research-Acacia Technologies common stock . In addition, if the holders of common stock having a majority of the voting power of all shares of common stock outstanding approve a merger, the terms of which did not require separate class voting under stock exchange rules, then the merger could be consummated - even if the holders of a majority of either class of common stock were to vote against the merger.

The last time we determined the floating voting power of our Acacia Research-Acacia Technologies common stock was at our last annual meeting on May 10, 2005, and our record date for voting purposes was March 14, 2005. As of March 14, 2005, 27,212,769 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of March 14, 2005, 31,200,496 shares of Acacia Research-CombiMatrix common stock were issued and outstanding. For purposes of the annual meeting, each holder of Acacia Research-Acacia Technologies common stock had 1.665 votes per share, and each holder of Acacia Research-CombiMatrix common stock had one vote per share. Collectively, holders of Acacia Research-Acacia Technologies common stock had a total of 45,309,260 potential votes, or approximately 62.50% of the total available votes. As the number of issued and outstanding shares of each class of stock increases, and as the market price of each class of stock fluctuates, the relative voting power between the classes of stock could change significantly.

•	Group common stock with less than majority voting power can block action if a class vote is required.

If Delaware law, stock exchange rules or our board of directors requires a separate vote on a matter by the holders of either our Acacia Research-CombiMatrix common stock or our Acacia Research-Acacia Technologies common stock, such as a proposal to amend the terms of one class of stock, those holders could prevent approval of the matter, even if the holders of a majority of the total number of votes cast or entitled to be cast, voting together as a class, were to vote in favor of it.

•	Holders of only one class of common stock cannot ensure that their voting power will be sufficient to protect their interests.

Since the relative voting power per share of Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock will fluctuate based on the market values of the two classes of common stock, the relative voting power of a class of common stock could decrease. As a result, holders of shares of only one of the two classes of common stock cannot ensure that their voting power will be sufficient to protect their interests.

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

Stockholders may not have any remedies if any action or decision of our directors and officers has a disadvantageous effect on either class of common stock compared to the other class of common stock. We are not aware of any legal precedent under Delaware law involving the fiduciary duties of directors and officers of corporations having two classes of common stock, or separate classes or series of capital stock, the rights of which, like our Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock, are defined by reference to separate businesses of the corporation.

Principles of Delaware law established in cases involving differing treatment of two classes of capital stock or two groups of holders of the same class of capital stock provide that a board of directors owes an equal duty to all stockholders regardless of class or series. Under these principles of Delaware law and the related principle known as the “business judgment rule,” absent abuse of discretion, a good faith business decision made by a disinterested and adequately informed board of directors, board of directors’ committee or officer with respect to any matter having different effects on holders of Acacia Research-CombiMatrix common stock and holders of Acacia Research-Acacia Technologies common stock would be a defense to any challenge to such determination made by or on behalf of the holders of either class of common stock.

NUMEROUS POTENTIAL CONFLICTS OF INTERESTS EXIST BETWEEN OUR ACACIA RESEARCH-COMBIMATRIX COMMON STOCK AND OUR ACACIA RESEARCH-ACACIA TECHNOLOGIES COMMON STOCK WHICH MAY BE DIFFICULT TO RESOLVE BY OUR BOARD OR WHICH MAY BE RESOLVED ADVERSELY TO ONE OF THE CLASSES.

The existence of separate classes of common stock could give rise to occasions when the interests of the holders of Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock diverge or conflict. Examples include determinations by our directors or officers to:

•	pay or omit the payment of dividends on Acacia Research-CombiMatrix common stock or Acacia Research-Acacia Technologies common stock ;

•	allocate consideration to be received by holders of each of the classes of common stock in connection with a merger or consolidation involving Acacia Research Corporation;

•	convert one class of common stock into shares of the other;

•	approve certain dispositions of the assets of either group;

•	allocate the proceeds of future issuances of our stock either to the Acacia Technologies group or the CombiMatrix group;

•	allocate corporate opportunities between the groups;

•	make other operational and financial decisions with respect to one group that could be considered detrimental to the other group; and

•	Acacia Technology group may seek to license and enforce its patented technologies against companies that have business relationships or potential business relationships with CombiMatrix group.

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

THE PERFORMANCE OF ONE GROUP OR THE DIVIDENDS PAID TO ONE GROUP MAY ADVERSELY AFFECT THE DIVIDENDS AVAILABLE FOR THE OTHER GROUP.

Our board of directors currently has no intention to pay dividends on our Acacia Research-CombiMatrix common stock or our Acacia Research-Acacia Technologies common stock. Determinations as to future dividends on our Acacia Research-CombiMatrix common stock and our Acacia Research-Acacia Technologies common stock will be based primarily on the financial condition, results of operations and business requirements of the relevant group and Acacia Research Corporation as a whole. Subject to the limitations referred to below, our board of directors has the authority to declare and pay dividends on our Acacia Research-CombiMatrix common stock and our Acacia Research-Acacia Technologies common stock in any amount and could, in its sole discretion, declare and pay dividends exclusively on our Acacia Research-CombiMatrix common stock, exclusively on our Acacia Research-Acacia Technologies common stock, or on both, in equal or unequal amounts. Our board of directors will not be required to consider the amount of dividends previously declared on each class, the respective voting or liquidation rights of each class or any other factor.

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

HOLDERS OF EITHER CLASS OF COMMON STOCK MAY BE ADVERSELY AFFECTED BY A CONVERSION OF GROUP COMMON STOCK.

Our board of directors could, in its sole discretion and without stockholder approval, determine to convert shares of Acacia Research-Acacia Technologies common stock into shares of Acacia Research-CombiMatrix common stock, or vice versa, at a time when either or both classes of common stock may be considered to be overvalued or undervalued. Any such conversion would dilute the interests in Acacia Research Corporation of the holders of the class of common stock being issued in the conversion. It could also give holders of shares of the class of common stock converted a greater or lesser premium than any premium that might be paid by a third-party buyer of all or substantially all of the assets of the group whose stock is converted.

HOLDERS OF EITHER CLASS OF COMMON STOCK COULD BE ADVERSELY AFFECTED BY A DISPOSITION OF THE ASSETS ATTRIBUTED TO THEIR RESPECTIVE GROUPS.

Our board of directors could, in its sole discretion and without stockholder approval, determine to dispose of all or substantially all the assets of a group. If a disposition of group assets occurs at a time when those assets are considered undervalued, then holders of that group’s stock would receive less consideration than they could have received had the assets been disposed of at a time when they had a higher value.

PROCEEDS OF FUTURE ISSUANCES OF OUR STOCK COULD BE ATTRIBUTED UNFAVORABLY.

We may in the future issue a new class of stock, such as a class of preferred stock, or additional shares of Acacia Research-CombiMatrix common stock or Acacia Research-Acacia Technologies common stock. Proceeds from any future issuance of any class of stock would be attributed among the CombiMatrix group or the Acacia Technologies group as determined by our board of directors. There is no requirement that the proceeds from an issuance of Acacia Research-CombiMatrix common stock or Acacia Research-Acacia Technologies common stock be attributed to the corresponding group. Such allocations might be materially more or less for the respective groups than what might have been attributed had our board of directors chosen a different allocation method. Also, any designated preferred class may be designed to reflect the performance of Acacia Research Corporation as a whole, rather than the performance of the CombiMatrix group or the Acacia Technologies group.

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

THERE ARE LIMITS ON THE CONSIDERATION WHICH MAY BE RECEIVED BY THE STOCKHOLDERS IN THE EVENT OF THE DISPOSITION OF ASSETS OF A GROUP.

Our restated certificate of incorporation provides that if a disposition of all or substantially all of the properties and assets of either group occurs, we must, subject to certain exceptions:

•	distribute through a dividend or redemption to holders of the class of common stock relating to such group an amount equal to the net proceeds of such disposition; or

•	convert at a 10% premium such common stock into shares of the class of common stock relating to the other group.

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

The term “substantially all of the properties and assets” of a group is subject to potentially conflicting interpretations. Resolution of such a dispute could adversely impact the holders of either the class of common stock related to the assets being disposed or the holders of the other class because the consideration, if any, to be received by the holders of the class related to the disposed assets may depend on whether the disposition involved “substantially all” of the properties and assets of that class.

HOLDERS OF EITHER CLASS OF COMMON STOCK MAY BE ADVERSELY AFFECTED BY A REDEMPTION OF THEIR COMMON STOCK.

We are entitled to redeem the outstanding common stock relating to a group when all or substantially all of that group’s assets are sold. We can redeem the assets for cash, securities, a combination of cash and securities or other property at fair value. A disposition-related redemption could occur when the assets being disposed of are considered undervalued. If that were the case, the holders of our common stock related to that group would receive less consideration for their shares than they may deem reasonable.

We can also redeem on a pro rata basis all of the outstanding shares of a group’s common stock for shares of the common stock of one or more of our wholly owned subsidiaries. If this were to occur, the holders of the redeemed class of common stock would no longer have stockholder voting rights in Acacia Research Corporation or any other benefits to be derived from holding a class of stock in Acacia Research Corporation. In addition, if the outstanding shares of a class of our common stock are redeemed for shares that are not publicly traded, the holders of such redeemed stock will no longer be able to publicly trade their shares and accordingly their investment will be substantially less liquid.

OUR CAPITAL STRUCTURE AND THE VARIABLE VOTE PER SHARE COULD ENABLE A POTENTIAL ACQUIRER TO TAKE CONTROL OF OUR COMPANY THROUGH THE ACQUISITION OF ONLY ONE OF THE CLASSES OF OUR COMMON STOCK.

A potential acquirer could acquire control of Acacia Research Corporation by acquiring shares of common stock having a majority of the voting power of all shares of common stock outstanding. Such a majority could be obtained by acquiring a sufficient number of shares of both classes of common stock or, if one class of common stock has a majority of such voting power, only shares of that class. Currently, our Acacia Research-Acacia Technologies common stock has a majority of the voting power. As a result, currently, it might be possible for an acquirer to obtain control of Acacia Research Corporation by purchasing only shares of Acacia Research-Acacia Technologies common stock.

DECISIONS BY DIRECTORS AND OFFICERS THAT AFFECT DIFFERENTLY ONE CLASS OF OUR COMMON STOCK COMPARED TO THE OTHER COULD ADVERSELY AFFECT THE MARKET VALUE OF EITHER OR BOTH OF THE CLASSES OF OUR COMMON STOCK.

The relative voting power per share of our Acacia Research-CombiMatrix common stock and our Acacia Research-Acacia Technologies common stock and the number of shares of one class of common stock issuable upon the conversion of the other class of common stock will vary depending upon the relative market values of our Acacia Research-CombiMatrix common stock and our Acacia Research-Acacia Technologies common stock. The market value of either or both classes of common stock could be affected by market reaction to decisions by our board of directors or our management that investors perceive to affect differently one class of common stock compared to the other. These decisions could involve changes to our management and allocation policies, allocations of corporate opportunities and financing resources between groups, and changes in dividend policies.

INVESTORS MAY NOT VALUE OUR ACACIA RESEARCH-COMBIMATRIX COMMON STOCK AND OUR ACACIA RESEARCH-ACACIA TECHNOLOGIES COMMON STOCK BASED ON GROUP FINANCIAL INFORMATION AND POLICIES.

We cannot assure you that investors will value our Acacia Research-CombiMatrix common stock and our Acacia Research-Acacia Technologies common stock based on the reported financial results and prospects of the separate groups or the dividend policies established by our board of directors with respect to those groups. Holders of Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock will continue to be common stockholders of Acacia Research Corporation subject to all the risks associated with an investment in Acacia Research Corporation as a whole. Additionally, the separate stockholder rights related to each group are limited and relate to events that may never occur, such as dividend and liquidation rights and the disposition of all or substantially all of the assets of a group. Accordingly, investors may discount the value of Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock because both groups are part of a common enterprise rather than a stand-alone entity and each class of stock has limited separate stockholder rights.

HOLDERS OF ACACIA RESEARCH-COMBIMATRIX COMMON STOCK AND ACACIA RESEARCH-ACACIA TECHNOLOGIES COMMON STOCK MAY NOT RECEIVE A PREMIUM FROM AN INVESTOR ACQUIRING CONTROL OF THEIR RESPECTIVE CLASSES OF STOCK.

Control of Acacia Research-CombiMatrix common stock or Acacia Research-Acacia Technologies common stock may not provide control of Acacia Research Corporation as a whole. Accordingly, unlike many acquisition transactions, holders of Acacia Research-CombiMatrix common stock and AR-Technologies stock may not receive a controlling interest premium from an investor acquiring control of their respective classes of stock.

THERE ARE CERTAIN PROVISIONS IN OUR TWO-CLASS CAPITAL STRUCTURE THAT COULD HAVE ANTI-TAKEOVER EFFECTS.

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

Item 1B.        UNRESOLVED STAFF COMMENTS

None

Item 2.        PROPERTIES

Acacia Research Corporation leases approximately 12,140 square feet of office space in Newport Beach, California, under a lease agreement that expires in February 2007. Subsequent to December 31, 2005, Acacia Research Corporation executed an amendment to the Newport Beach, California location lease agreement extending the lease until 2012. Our wholly owned subsidiary, CombiMatrix Corporation, leases office and laboratory space totaling approximately 90,111 square feet located north of Seattle, Washington, under a lease agreement that expires in December 2008. CombiMatrix Molecular Diagnostics leases approximately 3,500 square feet in Irvine, California under a lease agreement that expires in August 2006. Presently, we are not seeking any additional facilities.

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

Companies comprising the Acacia Technologies group are often required to engage in litigation to enforce their patents and patent rights. A summary of patent enforcement related litigation is provided at Item 1. “Acacia Technologies group - Patent Enforcement Litigation.”

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Market Prices

Acacia Research Corporation’s two classes of common stock, Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock commenced trading on the Nasdaq Stock Market on December 16, 2002. The two classes of common stock were created as a result of Acacia Research Corporation’s recapitalization that was approved by Acacia Research Corporation’s stockholders on December 11, 2002. The two classes of stock replaced Acacia Research Corporation’s common stock formerly traded on the Nasdaq stock market under the symbol ACRI. Acacia Research-Acacia Technologies common stock and Acacia Research-CombiMatrix common stock are listed on the Nasdaq National Market System under the symbols “ACTG” and “CBMX,” respectively. Acacia Research-CombiMatrix stock is intended to reflect the performance of Acacia Research Corporation’s CombiMatrix group, and Acacia Research-Acacia Technologies stock is intended to reflect the performance of Acacia Research Corporation’s Acacia Technologies group.

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

The markets for securities such as the two classes of our common stock have historically experienced significant price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in our industry and the investment markets generally, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our two classes of common stock.

The high and low bid prices for our two classes of common stock as reported by NASDAQ for the periods indicated are as follows. Such prices are inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	2005				2004
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Acacia Research-Acacia Technologies stock:
High	$7.83	$6.25	$6.24	$6.05	$5.60	$7.14	$7.25	$7.50
Low	$5.85	$4.38	$4.45	$4.89	$3.91	$2.77	$4.84	$5.15

Acacia Research-CombiMatrix stock:
High	$2.59	$2.60	$3.05	$4.08	$4.39	$4.85	$6.99	$9.30
Low	$1.29	$1.55	$2.15	$2.14	$2.71	$2.52	$3.10	$3.16

On March 6, 2006, there were approximately 181 owners of record of Acacia Research-Acacia Technologies stock and 141 owners of record of Acacia Research-CombiMatrix stock. The majority of the outstanding shares of Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

As described earlier, on January 9, 2006, Acacia Research Corporation announced that its board of directors approved a plan for our wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company.

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

Equity Compensation Plan Information

The following table provides information with respect to our common shares issuable under our equity compensation plans as of December 31, 2005:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2002 CombiMatrix Stock Incentive Plan(1)	6,925,000	$6.82	2,071,000
2002 Acacia Technologies Stock Incentive Plan(2)	6,315,000	$7.23	4,000
Subtotal(3)	N/A	N/A	N/A
Equity compensation plans not approved by security holders(4)
Total(3)	N/A	N/A	N/A
____________________

(1)

Our 2002 CombiMatrix Stock Incentive Plan, as amended, or the CombiMatrix Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. The CombiMatrix Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards. The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. The share reserve under the CombiMatrix Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our Acacia Research-CombiMatrix stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 600,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares. Refer to Note 13 to our consolidated financial statements.

(2)

Our 2002 Acacia Technologies Stock Incentive Plan, as amended, or the Acacia Technologies Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. The Acacia Technologies Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards. The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. The share reserve under the Acacia Technologies Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our Acacia Research-Acacia Technologies stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 500,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares. Refer to Note 13 to our consolidated financial statements.

(3)	Subtotal and total information is not provided because the CombiMatrix Plan and the Acacia Technologies Plan relate to two different classes of our common stock.
(4)	We have not authorized the issuance of equity securities under any plan not approved by security holders.

Item 6. SELECTED FINANCIAL DATA

The consolidating selected balance sheet data as of December 31, 2005 and 2004 and the consolidating selected statement of operations data for the years ended December 31, 2005, 2004 and 2003 set forth below have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The consolidating selected balance sheet data as of December 31, 2003, 2002 and 2001 and the consolidating selected statement of operations data for the years ended December 31, 2002 and 2001 have been derived from audited consolidated financial statements not included herein, but which were previously filed with the SEC.

Acacia Research Corporation derived the Acacia Technologies group and CombiMatrix group balance sheet data and statement of operations data from the separate audited financial statements of the Acacia Technologies group and the CombiMatrix group for the years ended December 31, 2005, 2004 and 2003 included elsewhere herein, and the table should be read in conjunction with those financial statements and related notes.

The AR-Acacia Technologies stock and the AR-CombiMatrix stock are intended to reflect the separate performance of the respective divisions of Acacia Research Corporation, rather than the performance of Acacia Research Corporation as a whole. The chief mechanisms intended to cause the AR-Acacia Technologies stock and the AR-CombiMatrix stock to reflect the financial performance of the respective groups are provisions in our restated certificate of incorporation and common stock policies governing dividends and distributions to each class of stock, which specifically require the allocation of earnings to each class based upon the performance of the two groups determined in accordance with generally accepted accounting principles. Under these provisions, Acacia Research Corporation factors the assets and liabilities and income or losses attributable to the respective groups, determined as described under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies,” into the determination of the amounts available to pay dividends, if any, on the shares issued for the respective groups and require Acacia Research Corporation to exchange, redeem or distribute a dividend on the stock of a group if all or substantially all of the assets allocated to the respective group are sold to a third party.

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

Consolidating Statement of Operations Data(4)
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2005	2004	2003	2002	2001

Revenues:
Acacia Technologies group	$19,574	$4,284	$692	$43	$24,180
CombiMatrix group	8,033	19,641	456	839	456
Acacia Research Corporation	$27,607	$23,925	$1,148	$882	$24,636
Operating (loss) income
Acacia Technologies group	$(7,246)	$(6,055)	$(6,013)	$(9,865)	$5,858
CombiMatrix group	(13,903)	244	(19,349)	(70,460)	(49,056)
Acacia Research Corporation	$(21,149)	$(5,811)	$(25,362)	$(80,325)	$(43,198)
Other (expense) income, net:
Acacia Technologies group	$1,071	$471	$408	$(3,503)	$2,111
CombiMatrix group	1,335	330	214	392	2,055
Acacia Research Corporation	$2,406	$801	$622	$(3,111)	$4,166
(Loss) income from continuing operations before minority interests:
Acacia Technologies group	$(6,040)	$(5,445)	$(5,468)	$(12,658)	$7,034
CombiMatrix group	(12,401)	710	(18,999)	(69,921)	(46,846)
Acacia Research Corporation	$(18,441)	$(4,735)	$(24,467)	$(82,579)	$(39,812)
Minority interests:
Acacia Technologies group	$2	$6	$17	$104	$(1,277)
CombiMatrix group	--	--	30	23,702	18,817
Acacia Research Corporation	$2	$6	$47	$23,806	$17,540
(Loss) income from continuing operations:
Acacia Technologies group	$(6,038)	$(5,439)	$(5,451)	$(12,554)	$5,757
CombiMatrix group	(12,401)	710	(18,969)	(46,219)	(28,029)
Acacia Research Corporation	$(18,439)	$(4,729)	$(24,420)	$(58,773)	$(22,272)
Loss from discontinued operations (1):
Acacia Technologies group	$(237)	$(104)	$--	$(200)	$--
CombiMatrix group	--	--	--	--	--
Acacia Research Corporation	$(237)	$(104)	$--	$(200)	$--
Net (loss) income:
Acacia Technologies group	$(6,275)	$(5,543)	$(5,451)	$(12,754)	$5,757
CombiMatrix group	(12,401)	710	(18,969)	(46,219)	(28,029)
Acacia Research Corporation	$(18,676)	$(4,833)	$(24,420)	$(58,973)	$(22,272)

Income (loss) per common share - basic and diluted(5):
Income (loss) from continuing operations
Acacia Research - Acacia Technologies stock	$(0.23)	$(0.27)	$(0.28)	$(0.64)	$--
Acacia Research - CombiMatrix stock	(0.37)	0.02	(0.76)	(2.01)	--
Acacia Research Corporation	--	--	--	--	(1.16)
Loss from discontinued operations
Acacia Research - Acacia Technologies stock	$(0.01)	$(0.01)	$--	$(0.01)	$--
Acacia Research - CombiMatrix stock	--	--	--	--	--
Acacia Research Corporation	--	--	--	--	--
Net income (loss)
Acacia Research - Acacia Technologies stock	$(0.24)	$(0.28)	$(0.28)	$(0.65)	$--
Acacia Research - CombiMatrix stock	(0.37)	0.02	(0.76)	(2.01)	--
Acacia Research Corporation	--	--	--	--	(1.16)

Weighted average number of common and potential common shares used in computation of income (loss) per common share(2) (5):
Acacia Research - Acacia Technologies stock:
Basic and diluted	26,630,732	19,784,883	19,661,655	19,640,808	--
Acacia Research - CombiMatrix stock:
Basic	33,678,603	29,962,596	24,827,819	22,950,746	--
Diluted	33,678,603	30,995,663	24,827,819	22,950,746
Acacia Research Corporation	--	--	--	--	19,259,256

Consolidating Balance Sheet Data(4)
(In thousands)

	At December 31,
	2005	2004	2003	2002	2001

Total assets:
Acacia Technologies group	$68,893	$33,058	$39,978	$47,212	$62,926
CombiMatrix group	52,541	55,388	50,161	49,973	47,963
Eliminations	--	(119)	(99)	(114)	(30)
Acacia Research Corporation	$121,434	$88,327	$90,040	$97,071	$110,859
Long-term indebtedness:
Acacia Technologies group	$--	$--	$--	$--	$--
CombiMatrix group	--	--	--	--	1,845
Acacia Research Corporation	$--	$--	$--	$--	$1,845
Total liabilities(3):
Acacia Technologies group	$6,647	$3,472	$4,188	$5,183	$5,723
CombiMatrix group	7,443	8,560	24,424	13,972	14,131
Eliminations	--	(119)	(99)	(114)	(30)
Acacia Research Corporation	$14,090	$11,913	$28,513	$19,041	$19,824
Minority interests:
Acacia Technologies group	$443	$778	$1,127	$1,487	$2,194
CombiMatrix group	4	--	--	684	30,109
Acacia Research Corporation	$447	$778	$1,127	$2,171	$32,303
Redeemable stockholders' equity:
Acacia Technologies group	$61,803	$28,808	$34,663	$40,542	$55,009
CombiMatrix group	45,094	46,828	25,737	35,317	3,723
Acacia Research Corporation	$106,897	$75,636	$60,400	$75,859	$58,732

___________________

(1)
On February 13, 2001, the board of directors of Soundbreak.com, one of our majority-owned subsidiaries, resolved to cease operations as of February 15, 2001 and liquidate the remaining assets and liabilities of Soundbreak.com. Refer to Note 12 to the Acacia Research Corporation consolidated financial statements.

(2)	Certain potential common shares for the periods shown above have been excluded from the per share calculations because the effect of their inclusion would be anti-dilutive.
(3)

Included in total liabilities for 2005, 2004, 2003, 2002 and 2001 are deferred revenues totaling $1,604,000, $3,959,000, $20,405,000, $9,172,000 and $5,960,000 related to the CombiMatrix group, and $639,000, $428,000, $1,604,000, $1,503,000 and $1,500,000 related to the Acacia Technologies group, respectively. Total liabilities at December 31, 2001 include a capital lease obligation totaling $2.8 million which was paid in full in October 2002.

(4)

Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition - Critical Accounting Policies” for a description of allocation policies applied in preparation of the separate group financial statements.

(5)

The 2002 share and per share information gives effect to the recapitalization transaction described elsewhere herein as of January 1, 2002. Historical share and per share information for the Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock is not presented as these classes of securities were not part of Acacia Research Corporation’s capital structure prior to 2002.

Other Factors Affecting Comparability:

•
During the year ended December 31, 2000, CombiMatrix Corporation recorded deferred non-cash stock compensation charges aggregating approximately $53.8 million in connection with the granting of stock options. Deferred non-cash stock compensation charges were amortized by the CombiMatrix group over the respective option grant vesting periods, which ranged from one to four years. Amortization of deferred non-cash stock compensation charges totaled $606,000, $1.5 million, $6.4 million and $20.0 million in 2004, 2003 2002, and 2001 respectively. Non-cash stock compensation charges were not significant in periods prior to 2001. Deferred non-cash stock compensation charges were fully amortized as of December 31, 2004.

•
In December 2005, the CombiMatrix group recorded a goodwill impairment charge related to investments in CombiMatrix K.K. and Advanced Material Sciences totaling $565,000. In June 2003 and September 2002, Acacia Research Corporation recorded impairment charges of $207,000 and $2.7 million, respectively, for an other-than-temporary decline in the fair value of a cost method investment, attributed to the Acacia Technologies group.

•
On December 13, 2002, Acacia Research Corporation increased its consolidated ownership interest in CombiMatrix Corporation from 48% to 100%. $17.2 million of the total purchase price of $46.0 million was attributed to acquired in-process research and development, or IPR&D, and was charged to expense in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2002. Amounts allocated to IPR&D were attributed to the CombiMatrix group.

•
As of December 31, 2002, Acacia Research Corporation owned 100% of its significant subsidiaries, including Acacia Media Technologies Corporation, Soundview Technologies Corporation and CombiMatrix Corporation. As such, minority interests amounts and balances reflected in the statement of operations and balance sheet, respectively, decreased significantly as of December 31, 2002.

•
On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery, an officer and stockholder of CombiMatrix Corporation, entered into a settlement agreement with Nanogen to settle all pending litigation between the parties. In addition to other terms of the settlement agreement as described elsewhere herein, CombiMatrix Corporation agreed to pay Nanogen $1.0 million and issued 4,016,346 shares, or 17.5% of its outstanding shares post issuance, to Nanogen. The $1.0 million in payments have been expensed in the consolidated statement of operations for the year ended December 31, 2002 under “legal settlement charges.” The issuance of the CombiMatrix Corporation common shares in settlement of the litigation with Nanogen was accounted for as a nonmonetary transaction. Accordingly, included in “legal settlement charges” in the consolidated statements of operations for the year ended December 31, 2002 is a charge in the amount of $17.5 million based on the fair value of the CombiMatrix Corporation common shares issued to Nanogen. Amounts related to the settlement have been attributed to the CombiMatrix group.

•
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

•
As a result of the conclusion of the V-chip patent litigation, the Acacia Technologies group recognized $1,500,000 of V-chip related deferred license fee revenues, $668,000 of V-chip related deferred legal costs, and a non-cash V-chip related goodwill impairment charge of $1.6 million in the third quarter of 2004. The Acacia Technologies group recognized $43,000 and $24.1 million in V-chip license fees in 2002 and 2001, respectively. Refer to Item 1. “Acacia Technologies group - Patent Enforcement Litigation.”

•
On January 28, 2005, Acacia Global Acquisition Corporation consummated the GPH Acquisition. The aggregate purchase consideration was approximately $25.1 million, including $5.0 million of cash, the issuance of 3,938,832 shares of Acacia Research-Acacia Technologies common stock, or AR-Acacia Technologies stock, valued at $19.3 million (net of estimated common stock registration costs of $212,000) and acquisition costs, including registration costs, of $796,000. $25.1 million of the purchase price was allocated to patent related intangible assets acquired, which are being amortized on a straight-line basis over a weighted average estimated economic useful life of six years. As a result of the GPH Acquisition, amortization expense recorded by the Acacia Technologies group was $4.9 million in 2005, as compared to approximately $501,000, $502,000, $1.6 million and $1.5 million in 2004, 2003, 2002 and 2001, respectively.

The income statement for the year ended December 31, 2005 includes $16.2 million in paid up license fee revenues and $11.1 million in inventor royalties and contingent legal fees expenses recognized as a result of the licensing activities of certain of the entities acquired in the GPH Acquisition.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

The following discussion should be read in conjunction with our financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under item 1A. “Risk Factors” elsewhere herein.

General

Acacia Research Corporation is comprised of two operating groups, the CombiMatrix group and the Acacia Technologies group.

Our life sciences business, referred to as the “CombiMatrix group,” is seeking to become a broadly diversified biotechnology company, through the development of proprietary technologies and products in the areas of drug development, genetic analysis, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized.

The Acacia Technologies group develops, acquires, and licenses patented technologies.  The Acacia Technologies group currently controls 41 patent portfolios, which include over 150 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries.

The CombiMatrix group and the Acacia Technologies group’s businesses are described more fully in Item 1. “Business,” of this report.

Overview

CombiMatrix Group

During 2005 the CombiMatrix group’s activities included the formation of its wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc., or CMD, and the launch of its molecular diagnostics business for the purpose of exploiting the opportunities in the molecular diagnostics market for the CombiMatrix group’s array technology. The CombiMatrix group executed several distribution agreements for its CustomArray™ platform and related products with distributors in the United States, Asia and Australia. The CombiMatrix group also expanded its product offerings by launching a desktop version of its DNA array synthesizer as well as new CustomArray™ catalog arrays, including an influenza H5N1 array, sectored arrays and micro-RNA products. In the area of bio-defense, the CombiMatrix group continued progress on its $5.9 million contract with the Department of Defense, which was completed in December of 2005. The CombiMatrix group also completed all obligations under its collaboration and supply agreement with Toppan in the fourth quarter of 2005. As a result of these activities, the CombiMatrix group’s research and development efforts were focused primarily on completing its bio-defense contract, launching its molecular diagnostics business and continuing development of new products and services based on its core array technology as well as making improvements to existing CustomArray™ products launched during 2005 and earlier. In February 2006, the CombiMatrix group executed a new one-year, $2.1 million contract with the Department of Defense to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents.

During 2004, the CombiMatrix group’s operating activities were highlighted by the completion of its research and development agreement with Roche, the execution of a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents, execution of a multi-year collaboration agreement with Furuno Electric Co. to develop a bench-top DNA array synthesizer and the launch of CustomArrayTM, its first commercially available array platform. As a result of completing its research and development agreement with Roche, the CombiMatrix group’s research and development programs shifted to a number of internally funded programs that support the activities summarized above. With the completion of its obligations under the Roche agreements, research and development expenses continued to decrease in 2004, as compared to 2003, as efforts shifted to internally funded research and development programs. The decrease in research and development expenses was partially offset by an increase in marketing and sales expenses related to the launch of the CombiMatrix group’s CustomArray™ 902 DNA array platform in March 2004 and its CustomArray™ 12K DNA expression array in July 2004.

During 2003, the CombiMatrix group’s operating activities were highlighted by the receipt of significant payments from its strategic partners and licensees, including $9.8 million related to the completion of certain milestones and delivery of prototype products and services pursuant to its agreements with Roche and an up-front payment and a milestone payment totaling $2.4 million pursuant to its agreement with Toppan. The CombiMatrix group also completed several Roche related research and development projects during the third and fourth quarters of 2003, resulting in a decrease in related research and development expenses during 2003, as compared to 2002. The CombiMatrix group continued its efforts with its existing partners and continued to focus on identifying new strategic relationships with the goal of maximizing the opportunities in the life sciences sector that will be created by commercializing its array system.

Acacia Technologies Group

The Acacia Technologies group’s operating activities for 2005, were principally focused on the continued development, commercialization and enforcement of its patent portfolios, including the launch and continued pursuit of multiple licensing programs and the execution of licensing agreements associated with several of the patents and patent rights acquired in the GPH Acquisition. Refer to Item 1. “Acacia Technologies group - Patent Enforcement Litigation” for a current summary of ongoing patent enforcement actions.

Revenues increased to $19.6 million in 2005, as compared to $4.3 million in 2004. Revenues for 2005 and 2004 were comprised of recurring license fee revenues of $3.4 million and $2.8 million, respectively, and paid-up license fee revenues of $16.2 million and $1.5 million, respectively. Revenues for 2003 were $692,000, comprised of recurring license fees recognized in connection with the 2003 launch of our DMT® technology licensing program. The net loss for the Acacia Technologies group was $6.3 million in 2005, $5.5 million in 2004 and $5.5 million in 2003. Non-cash patent amortization charges increased to $4.9 million in 2005, from approximately $500,000 in both 2004 and 2003, primarily due to the impact of scheduled amortization of patent related intangibles recorded in connection with the GPH Acquisition. Excluding the impact of non-cash patent amortization charges, the net loss for the Acacia Technologies group was approximately $1.4 million in 2005, as compared to $5.0 million in both 2004 and 2003.

During 2005, the Acacia Technologies group executed license agreements and recognized revenues from 12 of its ongoing licensing and enforcement programs. Revenues for 2005 included license fees recognized from the licensing of our DMT® technology, and from our Audio/Video Enhancement and Synchronization, Computer Memory Cache Coherency, Computer Simulation, Digital Video Production, Credit Card Fraud Protection, High Capacity Disk, Interactive Television, Interstitial Internet Advertising, Multi-Dimensional Bar Code, Network Data Back-Up and Resource Scheduling technologies.

The Acacia Technologies group is currently pursuing several licensing and enforcement programs which include its Audio/Video Enhancement and Synchronization, Broadcast Data Retrieval, Computer Memory Cache Coherency, Credit Card Fraud Protection, Data Encryption and Product Activation, Digital Media Transmission, Digital Video Production, Dynamic Manufacturing Modeling, Enhanced Internet Navigation, Image Resolution Enhancement, Interactive Data Sharing, Interactive Television, Interstitial Internet Advertising, High Capacity Compact Disks, Laptop Connectivity, Microprocessor Enhancement, Multi-Dimensional Bar Codes, Network Data Back-Up, Spreadsheet Automation, and Resource Scheduling technologies.

Marketing, general and administrative expenses increased during 2005, as compared to the same periods in 2004, due primarily to the hiring of additional patent licensing and business development personnel as we expanded our licensing and enforcement business and an increase in general and administrative expenses in connection with ongoing operations, including GPH Acquisition related consulting fees and general and administrative expenses. Patent related legal expenses related to ongoing licensing programs were relatively flat in 2005, as compared to 2004, due to an increase in legal expenses, including patent prosecution and enforcement activities, related to certain of the patents and patent rights acquired in the GPH Acquisition, offset by a decrease in DMT® technology patent prosecution and enforcement activity during 2005, as compared to 2004. DMT® and other patent portfolio legal expenses fluctuate period to period based on levels of patent prosecution and enforcement activity occurring in each period.

During 2005, the Acacia Technologies group continued to execute its business strategy in the area of patent portfolio acquisitions, including both the consummation of the GPH Acquisition in the first quarter of 2005 and the subsequent acquisition of rights to the following patent portfolios:

•	Laptop Connectivity Patent
•	Hearing Aid ECM Patent
•	Digital Ink Jet Printing Patents
•	High Resolution Optics Patent
•	Picture Archiving & Communication Systems Patents
•	Information Monitoring Technology Patents
•	Micromesh Laminate Technology Patent
•	Continuous Television Viewer Measuring Technology Patent
•	Computing Device Performance Technology Patents

Refer to Item 1. “Acacia Technologies group - Intellectual Property Licensing Business” for a description of these patented technologies.

As of December 31, 2005, the Acacia Technologies group also had several executed letters of intent with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios. Our 2005 and future patent portfolio acquisitions will continue to expand and diversify the Acacia Technologies group’s revenue generating opportunities and accelerate the execution of the Acacia Technologies group’s business strategy of acquiring, developing and licensing patented technologies.

In 2004 and 2003, the Acacia Technologies group’s operating activities were principally focused on the continued development and commercialization of its DMT® patent portfolio. The Acacia Technologies group began to recognize DMT® license fee revenues in 2003, significantly increasing the number of DMT® technology licensees and related revenues during 2003 and 2004, while continuing to focus on the expansion of its licensing and enforcement business. To date, the Acacia Technologies group has entered into 315 DMT® licensing agreements, including cable TV licenses, licenses for online entertainment, movies, news, sports, e-learning and corporate websites and licenses with companies that provide over 90% of video-on-demand TV entertainment to the hotel industry in the United States.

The Acacia Technologies group’s continued development, and commercialization of the DMT® patent portfolio included increased marketing, general and administrative expenses in 2004, as compared to 2003, related to the hiring of additional patent licensing and business development personnel and an increase in patent related consulting and marketing expenses. Patent related legal expenses, excluding V-chip related legal fees, also increased due to an increase in costs incurred in connection with the Acacia Technologies group’s ongoing DMT® patent commercialization and enforcement programs, including increased legal costs related to new patent claims and the identification of additional potential licensees of our DMT® technology and increased patent enforcement costs related to ongoing DMT® patent related litigation.

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

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated and separate group financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;
•	research and development expenses;
•	accounting for income taxes;
•	valuation of long-lived and intangible assets and goodwill;
•	accounting for business combinations, and;
•	management and allocation policies relating to AR-Acacia Technologies stock and AR-CombiMatrix stock.

We discuss below the critical accounting assumptions, judgments and estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements and separate group statements included herein.

Revenue Recognition

As described below, significant management judgments must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized or deferred for any period if management made different judgments.

Revenue is recognized, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB No. 104, when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

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

CombiMatrix Group

Significant estimates, judgments and assumptions are required in connection with the CombiMatrix group’s accounting for multiple-element arrangements with strategic partners and licensees.

The CombiMatrix group accounts for revenues under multiple-element arrangements in accordance with SAB No. 104 and Emerging Issues Task Force Consensus, or EITF, Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” and related pronouncements. Arrangements with multiple elements or deliverables must be segmented into individual units of accounting based on the separate deliverables only if there is objective and verifiable evidence of fair value to allocate the consideration received to the deliverables. Accordingly, revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent continuing obligations of the CombiMatrix group, are deferred until all of the elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. Upon establishing objective and verifiable evidence of the fair value of the elements in multiple-element arrangements, the fair value is allocated to each element of the arrangement, such as license fees or research and development projects, based on the relative fair values of the elements. The CombiMatrix group determines the fair value of each element in multiple-element arrangements based on objective and verifiable evidence of fair value, which is determined for each element based on the price charged when the same element is sold separately to a third party. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element(s) have been determined. Significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to recognize revenue for each element, and the period over which revenue should be recognized. Changes in the allocation of the sales price between delivered to undelivered elements might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and our valuation allowance. We have recorded a full valuation allowance against our deferred tax assets of $100.5 million as of December 31, 2005, due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward, before they expire. In assessing the need for a valuation allowance, we have considered our estimates of future taxable income, the period over which our deferred tax assets may be recoverable, our history of losses and our assessment of the probability of continuing losses in the foreseeable future. In management’s estimate, any positive indicators, including forecasts of potential future profitability of our businesses, are outweighed by the uncertainties surrounding our estimates and judgments of potential future taxable income. In the event that actual results differ from these estimates or we adjust these estimates should we believe we would be able to realize these deferred tax assets in the future, an adjustment to the valuation allowance would increase income in the period such determination was made. Any changes in the valuation allowance could materially impact our financial position and results of operations.

Valuation of Long-lived and Intangible Assets and Goodwill

Goodwill is evaluated for impairment using a fair value approach at the reporting unit level annually, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Our reporting units are: 1) the Acacia Technologies group and 2) the CombiMatrix group. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of Acacia Research Corporation’s reporting units are estimated using discounted cash flows and other valuation techniques. Significant judgments and estimates are required in determining forecasted cash inflows and outflows, the timing of cash flows and discount rates commensurate with the risks involved.

We review long-lived assets, including patent related intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important, which could trigger an impairment review include the following:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

•	significant negative industry or economic trends;

•	significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments; and

•	significant decline in our stock price for a sustained period.

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

As described above, in assessing the recoverability of goodwill and other intangible assets, estimates of market values, estimates of the amount and timing of future cash flows, and estimates of other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in future periods, future goodwill and intangible asset impairment tests may result in a charges to earnings.

Refer to Note 7 to the Acacia Research Corporation consolidated financial statements, included elsewhere herein, for information on impairment charges recorded during the periods presented.

Accounting for Business Combinations

The cost of an acquired business is assigned to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. We assess fair value using a variety of methods, including the use of present value models and independent appraisers. Amounts recorded as intangible assets, including acquired in-process research and development, or IPR&D, are based on assumptions and estimates regarding the amount and timing of projected revenues and costs, appropriate risk-adjusted discount rates, rates of technology adoption, market penetration, technological obsolescence, product or program launch timing and the impact of competition or lack of competition in the market place. Also, upon acquisition, based on several of the estimates and assumptions previously described, we determine the estimated economic useful lives of the acquired intangible assets for amortization purposes. Actual results may vary from projected results.

Management and Allocation Policies Relating to AR-Acacia Technologies Stock and AR-CombiMatrix Stock

The management and allocation policies applicable to the preparation of the divisional financial statements of the CombiMatrix group and the Acacia Technologies group (collectively, the “groups”) may be modified or rescinded, or additional policies may be adopted, at the sole discretion of the Acacia Research Corporation board of directors at any time without approval of the stockholders. The group divisional financial statements reflect the application of the management and allocation policies adopted by the Acacia Research Corporation board of directors to various corporate activities, as described below. The group’s divisional financial statements should be read in conjunction with Acacia Research Corporation’s consolidated financial statements and related notes.

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

Acacia Research Corporation Consolidated
Results of Operations

Net Loss (In thousands)

	2005	2004	2003

Net income (loss)	$(18,676)	$(4,833)	$(24,420)

The changes in consolidated net loss were primarily due to operating results and activities as discussed below.

Revenues and Cost of Revenues (In thousands)
	2005	2004	2003

Collaboration agreements	$2,266	$17,302	$--
License fees:
Recurring license fees	3,409	2,784	692
Paid-up license fees	16,165	1,500	--
Government contract	3,849	1,993	--
Cost of government contract revenues	(3,683)	(1,874)	--
Products	1,765	230	407
Cost of product sales	(820)	(173)	(99)
Service contracts	153	116	49

Collaboration Agreements. During the fourth quarter of 2005, the CombiMatrix group completed all obligations under its collaboration and supply agreement with Toppan. As a result of completing its obligations under this agreement and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized $2.3 million of previously deferred collaboration agreement revenues during the fourth quarter of 2005. Research and development activities and expenses related to the Toppan agreement were incurred during the two-year term of the agreement, which was originally executed in May 2003.

In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche. As a result of completing all obligations under this agreement and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized $17.3 million of collaboration agreement revenues during the first quarter of 2004, all of which were previously deferred. The majority of research and development efforts under the Roche agreement were incurred prior to 2004.

License Fees. The increase in license fee revenues was primarily due to the timing of the execution of paid-up license fee agreements for patent portfolios acquired in the January 2005 GPH Acquisition, net organic growth within our recurring licensee revenue category and the growth in the number of DMT® technology license agreements executed during the periods presented. License fee revenues will fluctuate from period to period based on the types of agreements executed each period (i.e. recurring payments over the license term or fully paid-up license agreements for past infringement and future use of our patented technologies), fluctuations in the number of license agreements executed each period, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee payments and/or periodic reports from licensees, and other factors.  Periodic license fee revenues may also include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received. Costs incurred in connection with the Acacia Technologies group’s ongoing licensing activities are included in marketing, general and administrative expenses, inventor royalties and contingent legal fees and patent related legal expenses in the consolidated statement of operations.

Paid-up license fee revenues for 2004 relate to $1.5 million in previously deferred V-chip license fees (originally received and deferred in 2001) recognized as a result of the conclusion of V-chip patent litigation in August 2004, as described at Item 1. “Business - Acacia Technologies group.” We concluded our V-chip licensing program in August 2004 and do not expect to receive any additional V-chip related revenues in future periods.

Government Contract and Cost of Government Contract Revenues. Under the terms of the CombiMatrix group’s two-year, $5.9 million research and development contract with the Department of Defense to further the development of the CombiMatrix group’s array technology for the detection of biological threat agents, the CombiMatrix group was reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group’s commitments under this contract, which was completed as of December 31, 2005. Revenues and associated costs increased during 2005, as compared to 2004, due to increased activity on the contract and due to the fact that only nine months of activity were incurred in 2004, compared to a full year of activity in 2005. There are no additional revenues or costs expected to be recognized from this contract in future periods. In February 2006, the CombiMatrix group executed a new one-year, $2.1 million contract with the Department of Defense to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents.

Product Revenues and Cost of Product Sales. Product revenues and cost of product sales during 2005 and 2004 relate to domestic and international sales of the CombiMatrix group’s array products, including its CustomArray™ 902 DNA array platform launched in March 2004, its CustomArray™ 12K DNA expression array launched in July 2004 and its commercial DNA array synthesizer instrument launched in August 2005. The increase in product revenues in 2005, as compared to 2004, was due primarily to a full year of array sales recognized in 2005, compared to only a partial year’s recognition in 2004, as well as the launch of the CombiMatrix group’s DNA array synthesizer instrument in 2005. Product revenues and cost of product sales during 2003 were recognized by CombiMatrix K.K. from sales of prototype DNA array synthesizers and related array products and services to Japanese research institutions. No additional sales of prototype DNA array synthesizers have been sold by CombiMatrix K.K. subsequent to 2003.

Service Contracts. In 2005, service contract revenues included maintenance and service contract fees relating to DNA array synthesizers sold during 2005. Such service contracts are typically for twelve months, and the consideration received is recognized ratably over the service period. Prior to 2005, all service contract revenues were recognized by CombiMatrix K.K. from existing array customers in Japan. As of December 31, 2004, the terms of these contracts had expired. Costs incurred in connection with these service contracts were not material.

Operating Expenses (In thousands)

	2005	2004	2003

Research and development expenses	$5,783	$5,294	$8,098

Research and Development Expenses. Research and development costs increased in 2005, as compared to 2004, primarily due to the launch of the CustomArray™ platform and continued launch of related array products, including the CombiMatrix group’s DNA array synthesizer instrument launched in August 2005. Research and development activities at the CombiMatrix group’s wholly owned subsidiary, CombiMatrix Molecular Diagnostics, which was formed in April of 2005, also contributed to the overall increase in research and development expenses in 2005.

The decrease in research and development expenses in 2004, as compared to 2003, was due primarily to the CombiMatrix group’s completion of several Roche related research and development projects during the third and fourth quarters of 2003 and final completion of the research and development agreement with Roche in the first quarter of 2004. During 2003, research and development activities were driven primarily by ongoing performance obligations under the product commercialization phase of the license and research and development agreements with Roche. These activities included costs associated with direct labor, supplies and materials, development of prototype arrays and instruments and the use of outside consultants for certain engineering efforts. As the CombiMatrix group’s obligations under this contract were completed in early 2004, the related research and development costs ceased, contributing to the decrease in research and development costs in 2004, as compared to 2003.

With the completion of the research and development agreement with Roche, year-to-date and future research and development expenses were and will continue to be incurred in connection with our commitments under existing collaboration and supply agreements with various strategic partners including Furuno, as well as ongoing internal research and development efforts in the areas of genomics, molecular diagnostics, drug discovery and development. We expect our research and development expenses to continue to be volatile and such expenses could increase in future periods as additional contract and/or internal research and development projects are undertaken.

	2005	2004	2003

Marketing, general and administrative expenses	$17,946	$14,426	$13,031
Legal expenses - patents	2,468	3,133	1,886
Inventor royalties and contingent legal fees expense - patents	11,106	--	--
Inventor royalties - V-chip	225	--	--

Marketing, General and Administrative Expenses. The change in marketing, general and administrative expenses in 2005, as compared to 2004, was due to an increase in personnel costs primarily related to the addition of patent licensing and business development personnel for the Acacia Technologies group, an increase in the Acacia Technologies group’s consulting expenses related to a consulting agreement executed with the former CEO of Global Patent Holdings, LLC in connection with the GPH Acquisition and an increase in the Acacia Technologies group’s patent development and commercialization and other general and administrative expenses, including increases related to certain of the companies acquired in the GPH Acquisition. These increases were partially offset by a reduction in the Acacia Technologies group’s Sarbanes-Oxley compliance costs.

The change in 2005, as compared to 2004, also reflects an increase in marketing and sales costs related to the CombiMatrix group’s CustomArray™ platform, which were driven primarily by increases in the CombiMatrix group’s sales force and expanded marketing and advertising efforts and an increase in the CombiMatrix group’s marketing, general and administrative expenses in connection with the creation of CombiMatrix Molecular Diagnostics in April 2005. These increases were partially offset by a reduction in the CombiMatrix group’s Sarbanes-Oxley compliance costs in 2005.

The change in 2004, as compared to 2003, was due primarily to an increase in personnel costs related to the addition of patent licensing and business development personnel for the Acacia Technologies group, an increase in the Acacia Technologies group’s patent related commercialization expenses, an increase in marketing and sales costs related to the launch of the CombiMatrix group’s CustomArray™ DNA array platform in March 2004 and the overall expansion of the CombiMatrix group’s sales and marketing division, and an increase in corporate professional fees related to Sarbanes-Oxley related compliance projects at both operating groups.

A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

	2005 vs. 2004	2004 vs. 2003
CombiMatrix group:
Increase in marketing and sales expenses	$478	$447
Increase in general and administrative expenses related to CMD	598	--
(Decrease) increase in Sarbanes Oxley related professional fees	(250)	303
Decrease in other general and administrative expenses	--	(87)

Acacia Technologies group:
Increase in personnel expenses	1,202	418
Increase in GPH Acquisition related consulting expenses	1,009	--
(Decrease) increase in Sarbanes Oxley related professional fees	(170)	318
Increase in GPH Acquisition related patent development/commercialization
and other general and administrative expenses	280	--
Increase (decrease) in patent development / commercialization and other
general and administrative expenses	373	(4)

        Legal Expense - Patents (Acacia Technologies group only). Patent related legal expenses for 2005, included $654,000 in patent related prosecution and enforcement costs incurred by certain of the companies acquired in the GPH Acquisition. As described earlier, patent related legal expenses for 2004 included $668,000 in previously deferred V-chip related legal expenses. Excluding the impact of the GPH Acquisition in 2005 and the V-chip related legal fees in 2004, patent related legal expenses were $1.8 million, $2.5 million and $1.9 million in 2005, 2004 and 2003, respectively. The fluctuations for the periods presented were primarily due to corresponding fluctuations in DMT® patent portfolio related claims prosecution, litigation and enforcement activity in the respective periods. DMT® related legal fees paid to outside attorneys are incurred based on actual time and out-of-pocket expenses incurred by external counsel and fluctuate from period to period based on patent enforcement and prosecution activity in each period. We expect patent related legal expenses to continue to fluctuate based on actual outside patent counsel fees and expenses incurred in connection with the Acacia Technologies group’s ongoing patent commercialization and enforcement programs.

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

Inventor Royalties and Contingent Legal Fees Expense. During 2005, the Acacia Technologies group incurred contingent legal fee expenses totaling $5.6 million and inventor royalties expenses totaling $5.5 million, in connection with the recognition of paid-up license fee revenues summarized above. The majority of patent and patent rights agreements associated with the patent portfolios acquired in the GPH Acquisition are subject to agreements with inventors that contain provisions granting to the original patent owners the right to receive inventor royalties based on future net revenues, as defined in the respective agreements and are also subject to contingent legal fee arrangements with outside attorneys. As such, inventor royalties and contingent legal fees expenses in future periods will fluctuate in accordance with the timing and amount of related revenues recognized by the Acacia Technologies group from these patent portfolios.

Inventor Royalties V-chip. 2005 results included $225,000 of V-chip related inventor royalties expense recognized as a result of the conclusion of all V-chip related litigation activities in October of 2005. As a result of the conclusion of all V-chip related activities, no additional V-chip related inventor royalties expense will be incurred in future periods.

	2005	2004	2003

Amortization of patents	$6,017	$1,597	$1,597
Goodwill and other impairment charges	565	1,656	207
Legal settlement charges (credits)	(406)	812	144
Non-cash stock compensation	197	754	1,655
Loss from equity investment	352	17	-

Amortization of Patents. Non-cash patent amortization charges increased due primarily to the amortization of patent related intangibles acquired in connection with the January 2005 GPH Acquisition. Approximately $25.1 million of the purchase consideration paid in the GPH Acquisition was allocated to amortizable patents and related patent rights acquired. Amortization expense related to the patents and patent rights acquired in the GPH Acquisition was $4.4 million for 2005. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize the acquired patent related costs over a weighted average remaining economic useful life of approximately 5 years.

Goodwill and Other Impairment Charges.  The CombiMatrix group recognized a goodwill impairment charge of $565,000, during the fourth quarter of 2005, related to its Advanced Materials Sciences and CombiMatrix K.K. reporting units. These reporting units were tested for impairment in the fourth quarter of 2005, in connection with the CombiMatrix group’s annual forecasting process. Due to the lack of third-party research and development funding for Advanced Materials Sciences and declining array product sales at CombiMatrix K.K., operating profits and cash flows were lower than expected during the preceding three quarters. Based on these trends, the operating forecasts for 2006 were revised downward, resulting in the goodwill impairment charge.

As a result of the conclusion of the Acacia Technologies group’s V-chip patent licensing program in August 2004, 2004 results included a non-cash impairment charge of $1.6 million associated with the write-off of goodwill related to the V-chip.

In 2003, the Acacia Technologies group recorded an impairment charge of $207,000 for an other-than-temporary decline in the fair value of a cost method investment. Impairment indicators included a continued decline in the working capital of the entity and reference to a 2003 equity transaction and related valuation indicating an other-than-temporary decline in fair value of the investment.

Legal Settlement Charges. Legal settlement charges (credits) relate to AR-CombiMatrix stock issuable and/or potentially issuable in connection with certain anti-dilution provisions of the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc. The related liability reflected management’s estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock to be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date, pursuant to the anti-dilution terms of the agreement. The liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and reflected as long-term until settled in equity. All anti-dilution provisions of the settlement agreement expired as of September 30, 2005, resulting in no further liability at December 31, 2005, or in any future periods, and a net credit in the statement of operations and comprehensive loss of $406,000 for 2005.

Non-cash Stock Compensation Charges. The CombiMatrix group recorded a non-cash stock compensation credit of $159,000 for 2005 and charges of $754,000 and $1.7 million for 2004 and 2003, respectively. The CombiMatrix group recorded net non-cash credits in 2005, 2004 and 2003 of $159,000, $250,000 and $34,000, respectively, related to certain non-employee scientific advisory board option grants accounted for using the fair value provisions of SFAS No. 123. The decrease in the CombiMatrix group’s non-cash stock compensation amortization in 2004, as compared to 2003, was primarily due to the accelerated method of stock compensation amortization utilized, which results in higher amounts of amortization in the earlier vesting periods and the impact of non-cash stock compensation expense reversals related to the forfeiture of certain unvested stock options during the respective periods. Non-cash stock compensation expense reversals totaled $185,000 and $1.2 million in 2004 and 2003, respectively. Non-cash deferred stock compensation amounts were fully amortized as of December 31, 2004.

The Acacia Technologies group recorded a non-cash stock compensation charge of $356,000 in 2005, related to the amortization of deferred stock compensation expense associated with certain restricted stock grants to employees during 2005. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements elsewhere herein.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments,” (“SFAS No. 123(R)”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. SFAS No. 123(R) will require Acacia Research Corporation to measure all employee stock-based compensation awards using a fair-value method and record such expense in its consolidated and separate group financial statements.  As a result of the adoption of SFAS No. 123(R) effective January 1, 2006, we expect consolidated and individual group non-cash stock compensation charges to increase in future periods. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements for more information on the impact of SFAS No. 123(R).

Loss from Equity Investment. The CombiMatrix group owned 19% and 3% as of December 31, 2005 and 2004, respectively, of Leuchemix Inc., or Leuchemix, a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. The CombiMatrix group's equity in the losses of Leuchemix increased due to the CombiMatrix group’s increased ownership in Leuchemix as well as an increase in expenses incurred by Leuchemix. The CombiMatrix group is under a contractual commitment to increase ownership to approximately 33% during 2006 and as a result, equity in loss of Leuchemix is expected to increase in future periods.

Other

Warrant Charges (Credits). In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” or SFAS No. 150, and related interpretations, certain AR-CombiMatrix stock purchase warrants outstanding at December 31, 2005, which were issued in connection with equity financings in May 2003 and September 2005, have been classified as a long-term liability due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liability are reflected in the consolidated statement of operations and comprehensive loss. Refer to Note 10 to the Acacia Research Corporation consolidated financial statements elsewhere herein.

Discontinued Operations. Results for 2005 and 2004 include charges, net of minority interests, of $237,000 and $104,000, respectively, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which were guaranteed by Acacia Research Corporation, expired in August 2005.

Inflation

Inflation has not had a significant impact on Acacia Research Corporation in the current or prior periods.

Liquidity and Capital Resources

Acacia Research Corporation’s consolidated cash and cash equivalents along with short-term investments totaled $59.2 million at December 31, 2005, compared to $52.4 million at December 31, 2004. Working capital at December 31, 2005 was $58.1 million, compared to $49.2 million at December 31, 2004.

The net change in cash and cash equivalents for 2005, 2004 and 2003 was comprised of the following (in thousands):

	Year Ended December 31, 2005			Year Ended December 31, 2004			Year Ended December 31, 2003
	Acacia			Acacia			Acacia
	Technologies	CombiMatrix		Technologies	CombiMatrix		Technologies	CombiMatrix
	Group	Group	Consolidated	Group	Group	Consolidated	Group	Group	Consolidated
Net cash provided by (used in) continuing operations:
Operating activities	$(2,477)	$(13,696)	$(16,173)	$(3,232)	$(11,584)	$(14,816)	$(5,264)	$(3,910)	$(9,174)
Investing activities	(13,094)	3,390	(9,704)	(321)	(8,448)	(8,769)	(5,209)	(1,996)	(7,205)
Financing activities	19,657	12,914	32,571	(305)	19,227	18,922	(417)	6,435	6,018
Effect of exchange rate on cash	--	73	73	--	(17)	(17)	--	(13)	(13)
Net cash used in discontinued operations	(513)	--	(513)	(925)	--	(925)	(907)	--	(907)
Increase (decrease) in cash and cash equivalents	$3,573	$2,681	$6,254	$(4,783)	$(822)	$(5,605)	$(11,797)	$516	$(11,281)

Operating Activities. The change in net cash outflows from operations for the Acacia Technologies group in 2005, as compared to 2004, was primarily due to the increase in license fee payments received from licensees, which totaled $15.6 million in 2005, compared to $3.1 million, in 2004. The increase was partially offset by an increase in marketing, general and administrative expenses related to the continued expansion of the Acacia Technologies group’s business, including increased inventor royalties, contingent legal fees and consulting expenses related to the GPH Acquisition, as discussed above. The change also reflects the impact of the timing of receipt of license fee payments from licensees and the timing of payments to inventors, contingent law firms and vendors. Accounts receivable for the Acacia Technologies group increased to $4.4 million at December 31, 2005, compared to $193,000 at December 31, 2004, primarily due to the timing of the execution of certain paid-up license agreements with payment terms. The majority of accounts receivable balances at December 31, 2005 were received from the respective licensees in the first quarter of 2006, in accordance with the terms of the respective license agreements.

The change in net cash outflows from operations for the Acacia Technologies group in 2004, as compared to 2003, was primarily due to an increase in DMT® license fee payments received from licensees which totaled $3.1 million in 2004, compared to $665,000, in 2003, which was partially offset by an increase in marketing, general and administrative expenses as discussed above and the impact of the timing of vendor payments.

The change in net cash outflows from operations for the CombiMatrix group in 2005, as compared to 2004, was due primarily to an increase in operating expenses totaling $18.9 million in 2005, as compared to $14.7 million in 2004. The increase was due primarily to increased research and development and general and administrative costs incurred as discussed above, as well as the net impact of the timing of the receipt of payments from customers and payments to vendors. The increase in cash outflows from operating expenses was partially offset by an increase in cash receipts from customers, which totaled $5.3 million in 2005, as compared to $3.0 million in 2004. The increase was primarily due to increased activity under the CombiMatrix group’s two-year research and development contract with the Department of Defense, resulting in billings and cash payments during 2005 of $3.6 million as compared to $1.7 million in 2004, as well as increased sales and related cash receipts from CustomArray™ customers totaling $1.7 million in 2005, as compared to $113,000 in 2004.

The change in net cash outflows from operations for the CombiMatrix group in 2004, compared to 2003, was primarily due to a decrease in operating cash receipts from customers, which totaled $3.0 million in 2004, comprised of $1.7 million from the Department of Defense, $1.0 million from Furuno and $265,000 from the sale of array products and related services, compared to $12.8 million in 2003, consisting primarily of $9.8 million related to the completion of certain milestones and delivery of prototype products and services pursuant to its agreements with Roche and an up-front payment of $1.0 million and a $1.4 million milestone payment pursuant to its agreement with Toppan. The decrease in payments from customers was partially offset by the decrease in operating expenses and the impact of the timing of the receipt of payments from customers and payments to vendors.

Investing Activities. The change in net cash flows from continuing investing activities was due to net changes in short term investments in available-for-sale securities by both groups in connection with ongoing short-term cash management activities. Short term investments represent capital available to fund current operations and fund capital expenditures. Net cash outflows from investing activities also reflects the cash consideration and related acquisition and registration costs, totaling $5.8 million, paid by the Acacia Technologies group in connection with the GPH Acquisition in the first quarter of 2005 and $445,000 in other patent acquisition costs incurred by the Acacia Technologies group during 2005. Investing activities also included capital purchases totaling $1.4 million, $891,000 and $86,000 in 2005, 2004 and 2003, respectively, primarily related to the CombiMatrix group. The CombiMatrix group also made additional contractual investments in Leuchemix totaling $1.6 million in 2005, as compared to $250,000 in 2004.

Financing Activities. The net cash flows provided by financing activities for the periods presented were comprised of the following (in thousands):

	2005		2004		2003
AR-ACTG stock:
Equity financing, net of issuance costs	$19,532	(4)	$--		$--
Proceeds from option exercises	304		90		190

AR-CBMX stock:
Equity financings, net of issuance costs	12,724	(1)	13,715	(2)	4,862	(3)
Proceeds from option / warrant exercises	11		5,117		953
Other	--		--		13
	$32,571		$18,922		$6,018
__________________________
(1)
Includes July 2005 Equity Financing - 1,400,444 shares of AR-CombiMatrix stock @ $2.25 per share and September 2005 Equity Financing - 6,385,907 shares of AR- CombiMatrix stock and 1,596,478 warrants @ $1.65 per unit

(2)	April 2004 Equity Financing - 3,000,000 shares of AR-CombiMatrix stock @$5.00 per share
(3)	May 2003 Equity Financing - 2,385,000 units of AR-CombiMatrix stock @$2.75 per share
(4)	February 2005 Equity Financing - 3,500,000 shares of AR-Acacia Technologies stock @ $5.60 per share

We have sustained losses since our inception contributing to a year-to-date accumulated deficit of $207 million on a consolidated basis. Net losses include significant non-cash acquired in-process research and development, litigation and stock compensation charges totaling approximately $77.0 million. The consolidated accumulated deficit includes a non-cash increase related to a reclassification of accumulated deficit in the amount of $21.7 million to permanent capital representing the fair value of the ten percent (10%) stock dividend distributed to stockholders in 2001.

There can be no assurance that we will become profitable. If we do, we may never be able to sustain profitability. We expect to incur losses for the foreseeable future. We continue to closely monitor and manage operating expenses and capital expenditures and may take steps to raise additional capital.

Management believes that our cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet our cash requirements through at least the next twelve months. There can be no assurances that we will not encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer. Refer to the CombiMatrix group and the Acacia Technologies group discussion and analysis for additional factors impacting the adequacy of our available funds.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. Other than as set forth below, we have no significant commitments for capital expenditures in 2006. Other than as set forth below, we have no committed lines of credit or other committed funding or long-term debt. The following table lists Acacia Research Corporation’s material known future cash commitments as of December 31, 2005, and any material known commitments arising from events subsequent to year end:

	Payments Due by Period (In thousands)
Contractual Obligations	2006	2007	2008	2009	2010 and Thereafter
Operating leases	$2,401	$2,480	$2,180	$588	$1,355
Minimum royalty payments(1)	100	100	100	100	875
Leuchemix equity purchases(2)	2,150	-	-	-	-
Consulting contract(3)	1,074	99	-	-	-
Total contractual cash obligations	$5,725	$2,679	$2,280	$688	$2,230
____________________________________
(1)
Refer to Note 14 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.

(2)	Refer to Note 6 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for additional information regarding the October 2004 Leuchemix transaction.
(3)
Reflects $2.0 million consulting contract commitment, including reimbursable expenses, to be paid over two years in connection with the Acacia Technologies group’s purchase of the assets of Global Patent Holdings, LLC in January 2005, as described above.

In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies’ current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies’ current patent portfolio, which includes its DMT® patents. No royalty obligation has been incurred as of December 31, 2005. Royalties accrued or paid pursuant to the agreements will be expensed in the consolidated statement of operations and comprehensive loss.

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

General

Refer to Item 1. “Business,” for a general overview of the CombiMatrix group’s business. Although AR-CombiMatrix stock is intended to reflect the separate performance of the CombiMatrix group, rather than the performance of Acacia Research Corporation as a whole, the CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock are stockholders of Acacia Research Corporation. As a result, they continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to the CombiMatrix group could be subject to the liabilities of the Acacia Technologies group.

CombiMatrix Group
(A Division of Acacia Research Corporation)
Results of Operations

Division Net Income (Loss) (In thousands)

	2005	2004	2003

Division net income (loss)	$(12,401)	$710	$(18,969)

The changes in net income (loss) were primarily due to operating results and activities as discussed below.

Revenues and Cost of Revenues (In thousands)
	2005	2004	2003

Collaboration agreements	$2,266	$17,302	$--
Government contract	3,849	1,993	--
Cost of government contract revenues	(3,683)	(1,874)	--
Products	1,765	230	407
Cost of product sales	(820)	(173)	(99)
Service contracts	153	116	49

Collaboration Agreements. During the fourth quarter of 2005, the CombiMatrix group completed all obligations under its collaboration and supply agreement with Toppan. As a result of completing its obligations under this agreement and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized $2.3 million of previously deferred collaboration agreement revenues during the fourth quarter of 2005. Research and development activities and expenses related to the Toppan agreement were incurred during the two-year term of the agreement, which was originally executed in May 2003.

In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche. As a result of completing all obligations under this agreement and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized $17.3 million of collaboration agreement revenues during the first quarter of 2004, all of which were previously deferred. The majority of research and development efforts under the Roche agreement were incurred prior to 2004.

Government Contract and Cost of Government Contract Revenues. Under the terms of the CombiMatrix group’s two-year, $5.9 million research and development contract with the Department of Defense to further the development of the CombiMatrix group’s array technology for the detection of biological threat agents, the CombiMatrix group was reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group’s commitments under this contract, which was completed as of December 31, 2005. Revenues and associated costs increased during 2005, as compared to 2004, due to increased activity on the contract and due to the fact that only nine months of activity were incurred in 2004, compared to a full year of activity in 2005. There are no additional revenues or costs expected to be recognized from this contract in future periods. In February 2006, the CombiMatrix group executed a new one-year, $2.1 million contract with the Department of Defense to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents.

Product Revenues and Cost of Product Sales. Product revenues and cost of product sales during 2005 and 2004 relate to domestic and international sales of the CombiMatrix group’s array products, including its CustomArray™ 902 DNA array platform launched in March 2004, its CustomArray™ 12K DNA expression array launched in July 2004 and its commercial DNA array synthesizer instrument launched in August 2005. The increase in product revenues in 2005, as compared to 2004 was due primarily to a full year of array sales recognized in 2005, compared to only a partial year’s recognition in 2004, as well as the launch of the CombiMatrix group DNA array synthesizer instrument in 2005. Product revenues and cost of product sales during 2003 were recognized by CombiMatrix K.K. from sales of prototype DNA array synthesizers and related array products and services to Japanese research institutions. No additional sales of prototype DNA array synthesizers have been sold by CombiMatrix K.K. subsequent to 2003.

Service Contracts. In 2005, service contract revenues included maintenance and service contract fees relating to DNA array synthesizers sold during 2005. Such service contracts are typically for twelve months, and the consideration received is recognized ratably over the service period. Prior to 2005, all service contract revenues were recognized by CombiMatrix K.K. from existing array customers in Japan. As of December 31, 2004, the terms of these contracts had expired. Costs incurred in connection with these service contracts were not material.

Operating Expenses (In thousands)
	2005	2004	2003

Research and development expenses	$5,783	$5,294	$8,098

Research and Development Expenses. Research and development costs increased in 2005, as compared to 2004, primarily due to the launch of the CustomArray™ platform and continued launch of related array products, including the CombiMatrix group’s DNA array synthesizer instrument launched in August 2005. Research and development activities at the CombiMatrix group’s wholly owned subsidiary, CombiMatrix Molecular Diagnostics, which was formed in April of 2005, also contributed to the overall increase in research and development expenses in 2005.

The decrease in research and development expenses in 2004, as compared to 2003, was due primarily to the CombiMatrix group’s completion of several Roche related research and development projects during the third and fourth quarters of 2003 and final completion of the research and development agreement with Roche in the first quarter of 2004. During 2003, research and development activities were driven primarily by ongoing performance obligations under the product commercialization phase of the license and research and development agreements with Roche. These activities included costs associated with direct labor, supplies and materials, development of prototype arrays and instruments and the use of outside consultants for certain engineering efforts. As the CombiMatrix group’s obligations under this contract were completed in early 2004, the related research and development costs ceased, contributing to the decrease in research and development costs in 2004, as compared to 2003.

        With the completion of the research and development agreement with Roche, year-to-date and future research and development expenses were and will continue to be incurred in connection with our commitments under existing collaboration and supply agreements with various strategic partners including Furuno, as well as ongoing internal research and development efforts in the areas of genomics, molecular diagnostics, drug discovery and development. We expect our research and development expenses to continue to be volatile and such expenses could increase in future periods as additional contract and/or internal research and development projects are undertaken.

	2005	2004	2003

Marketing, general and administrative expenses	$10,203	$9,377	$8,714
Goodwill impairment charge	565	-	-
Legal settlement charges (credits)	(406)	812	144
Loss from equity investment	352	17	-

Marketing, General and Administrative Expenses. The increase in 2005, as compared to 2004, reflects an increase in marketing and sales costs related to the CombiMatrix group’s CustomArray™ platform of $478,000, which were driven primarily by increases in the CombiMatrix group’s sales force as well as expanded marketing and advertising efforts. In addition, the creation of CombiMatrix Molecular Diagnostics, during the second quarter of 2005, resulted in an increase in general and administrative expenses associated with the commencement of CombiMatrix Molecular Diagnostics’ operations of $598,000. These increases were partially offset by a reduction in the CombiMatrix group’s Sarbanes-Oxley compliance costs in 2005 totaling $250,000.

The increase in 2004, as compared to 2003, was due primarily to an increase in corporate professional fees related to the CombiMatrix group’s Sarbanes-Oxley compliance projects of approximately $303,000 and an increase in marketing and sales costs of approximately $447,000 related to the launch of the CombiMatrix group’s CustomArray™ DNA array platform beginning in March 2004 and overall expansion of the CombiMatrix group’s sales and marketing division.

Included in marketing, general and administrative expenses are allocated corporate charges of $498,000 in 2005, $689,000 in 2004 and $894,000 in 2003. Refer to “Critical Accounting Policies” for a description of the management allocation policies implemented.

Goodwill Impairment Charges.  The CombiMatrix group recognized a goodwill impairment charge of $565,000, during the fourth quarter of 2005, related to its Advanced Materials Sciences and CombiMatrix K.K. reporting units. These reporting units were tested for impairment in the fourth quarter of 2005, in connection with the CombiMatrix group’s annual forecasting process. Due to the lack of third-party research and development funding for Advanced Materials Sciences and declining array product sales at CombiMatrix K.K., operating profits and cash flows were lower than expected during the preceding three quarters. Based on these trends, the operating forecasts for 2006 were revised downward, resulting in the goodwill impairment charge.

Legal Settlement Charge (Credits). Legal settlement charges (credits) relate to AR-CombiMatrix stock issuable and/or potentially issuable in connection with certain anti-dilution provisions of the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc. The related liability reflected management’s estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock to be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date, pursuant to the anti-dilution terms of the agreement. The liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and reflected as long-term until settled in equity. All anti-dilution provisions of the settlement agreement expired as of September 30, 2005, resulting in no further liability at December 31, 2005, or in any future periods, and a net credit in the statement of operations of $406,000 for 2005.

Loss From Equity Investment. The CombiMatrix group owned 19% and 3% as of December 31, 2005 and 2004, respectively, of Leuchemix, a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. The CombiMatrix group's equity in the losses of Leuchemix increased due to the CombiMatrix group’s increased ownership in Leuchemix as well as an increase in expenses incurred by Leuchemix. The CombiMatrix group is under a contractual commitment to increase ownership to approximately 33% during 2006 and as a result, equity in loss of Leuchemix is expected to increase in future periods.

	2005	2004	2003

Non-cash stock compensation amortization:
Research and development	$--	$91	$466
Marketing, general and administrative	(159)	663	1,189

Non-cash Stock Compensation Charges. The CombiMatrix group recorded net non-cash credits in 2005, 2004 and 2003 of $159,000, $250,000 and $34,000, respectively, related to certain non-employee scientific advisory board option grants accounted for using the fair value provisions of SFAS No. 123.

The decrease in the CombiMatrix group’s non-cash stock compensation amortization in 2004, as compared to 2003, was primarily due to the accelerated method of stock compensation amortization utilized, which results in higher amounts of amortization in the earlier vesting periods and the impact of non-cash stock compensation expense reversals related to the forfeiture of certain unvested stock options during the respective periods. Non-cash stock compensation expense reversals totaled $185,000 and $1.2 million in 2004 and 2003, respectively. Non-cash deferred stock compensation amounts were fully amortized as of December 31, 2004.

Other

Warrant Charges (Credits). In accordance with SFAS No. 150 and related interpretations, certain AR-CombiMatrix stock purchase warrants outstanding at December 31, 2005, which were issued by Acacia Research Corporation in connection with equity financings in May 2003 and September 2005, have been classified as a long-term liability due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liability are reflected in the statement of operations. Refer to Note 10 to the Acacia Research Corporation consolidated financial statements elsewhere herein.

Inflation

Inflation has not had a significant impact on the CombiMatrix group in the current or prior periods.

Liquidity and Capital Resources

At December 31, 2005, cash, cash equivalents and short-term investments totaled $20.2 million, compared to $23.7 million at December 31, 2004. Working capital was $19.2 million at December 31, 2005, compared to $22.1 million at December 31, 2004. Working capital decreased in 2005 primarily due to the reduction in cash, cash equivalents and short-term investments.

The change in cash and cash equivalents for the years ended December 31, 2005, 2004 and 2003 was comprised of the following (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Net cash provided by (used in):
Operating activities	$(13,696)	$(11,584)	$(3,910)
Investing activities	3,390	(8,448)	(1,996)
Financing activities	12,914	19,227	6,435
Effect of exchange rate on cash	73	(17)	(13)
Increase (decrease) in cash and cash equivalents	$2,681	$(822)	$516

Operating Activities. The increase in net cash outflows from operations in 2005, as compared to 2004, was due primarily to an increase in operating expenses totaling $18.9 million in 2005, as compared to $14.7 million in 2004. The increase was due primarily to increased research and development and general and administrative costs incurred as discussed above, as well as the net impact of the timing of the receipt of payments from customers and payments to vendors. The increase in cash outflows from operating expenses was partially offset by an increase in cash receipts from customers, which totaled $5.3 million in 2005, as compared to $3.0 million in 2004. The increase was primarily due to increased activity under the CombiMatrix group’s two-year government contract resulting in billings and cash payments during 2005 of $3.6 million as compared to $1.7 million in 2004, as well as increased sales and related cash receipts from CustomArray™ customers totaling $1.7 million in 2005, as compared to $113,000 in 2004.

The increase in net cash outflows from operations for the CombiMatrix group in 2004, compared to 2003, was primarily due to a decrease in operating cash receipts from customers, which totaled $3.0 million in 2004, comprised of $1.7 million from the Department of Defense, $1.0 million from Furuno and $265,000 from the sale of array products and related services, compared to $12.8 million in 2003, consisting primarily of $9.8 million related to the completion of certain milestones and delivery of prototype products and services pursuant to its agreements with Roche and an up-front payment of $1.0 million and a $1.4 million milestone payment pursuant to its agreement with Toppan. The decrease in payments from customers was partially offset by a decrease in operating expenses as discussed above, and the impact of the timing of the receipt of payments from customers and payments to vendors.

Investing Activities. The change in net cash flows used in investing activities was due primarily to the CombiMatrix group’s ongoing short term cash management activities and changes in short term investments in connection with certain financing activities discussed below. The CombiMatrix group also made additional contractual investments in Leuchemix totaling $1.6 million in 2005, as compared to $250,000 in 2004. Fixed asset purchases were $1.3 million, $810,000 and $83,000 in 2005, 2004 and 2003, respectively.

Financing Activities. The change in net cash inflows attributed to the CombiMatrix group from financing activities in 2005, compared to 2004, was due to the completion of equity financings which raised net proceeds of approximately $12.7 million through the sale of Acacia Research - CombiMatrix common stock during 2005, compared to equity financing net proceeds of $13.7 million during 2004. Equity financing proceeds for 2003 totaled $4.9 million. Financing activities in 2004 also included proceeds from the exercise of Acacia Research - CombiMatrix common stock warrants and stock options, totaling $5.1 million, compared to $1.0 million in 2003.

To date, the CombiMatrix group has relied primarily upon selling equity securities and payments from strategic partners to generate the funds needed to finance operations and the continued implementation of the CombiMatrix group’s business strategies. The CombiMatrix group cannot assure that it will not encounter unforeseen difficulties that may deplete capital resources more rapidly than anticipated. Any efforts to seek additional funds could be made through equity, debt or other external financings, however the CombiMatrix group cannot assure that additional funding will be available on favorable terms, if at all. If the CombiMatrix group fails to obtain additional funding when needed, the CombiMatrix group may not be able to execute its business strategies and its business may suffer.

The CombiMatrix group’s long-term capital requirements will be substantial and the adequacy of its available funds will depend upon many factors, including:

•	the costs of commercialization activities, including sales and marketing, manufacturing and capital equipment;

•	the CombiMatrix group’s continued progress in research and development programs;

•	the costs involved in filing, prosecuting, enforcing and defending any patents claims, should they arise;

•	the CombiMatrix group’s ability to license technology;

•	competing technological developments;

•	the creation and formation of strategic partnerships;

•	the costs associated with leasing and improving our headquarters in Mukilteo, Washington and in Irvine, California; and

•	other factors that may not be within the CombiMatrix group’s control.

The CombiMatrix group believes that its cash and cash equivalent and short-term investment balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements through at least the next twelve months. However, changes may occur that would cause the CombiMatrix group’s available capital resources to be consumed significantly sooner than it currently expects.

The CombiMatrix group may be unable to raise sufficient additional capital on favorable terms or at all. If it fails to do so, it may have to curtail or cease operations or enter into agreements requiring it to relinquish rights to certain technologies, products or markets because it will not have the capital necessary to exploit them.

Off-Balance Sheet Arrangements

The CombiMatrix group has not entered into off-balance sheet financing arrangements, other than operating leases. Other than as set forth below, the CombiMatrix group has no significant commitments for capital expenditures in 2006. Other than as set forth below, the CombiMatrix group has no committed lines of credit or other committed funding or long-term debt. The following table lists the CombiMatrix group’s material known future cash commitments as of December 31, 2005:

	Payments Due by Period (In thousands)
Contractual Obligations	2006	2007	2008	2009	2010 and Thereafter
Operating leases (2)	$1,886	$1,937	$1,615	$-	$-
Minimum royalty payments(1)	100	100	100	100	875
Leuchemix equity purchases(3)	2,150	-	-	-	-
Total contractual cash obligations	$4,136	$2,037	$1,715	$100	$875
____________________________________
(1)
Refer to Note 14 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.

(2)	Excludes any allocated rent expense in connection with Acacia Research Corporation’s management allocation policies.
(3)	Refer to Note 6 to the CombiMatrix group financial statements for additional information regarding the October 2004 Leuchemix transaction.

Recent Accounting Pronouncements

Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

Quantitative and Qualitative Disclosures About Market Risk

The CombiMatrix group’s exposure to market risk is limited to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because the majority of the group’s investments are in short-term debt securities issued by the U.S. treasury and by U.S. corporations and auction rate securities. The primary objective of the group’s investment activities is to preserve principal while at the same time maximizing the income the CombiMatrix group receives without significantly increasing risk. To minimize risk, the CombiMatrix group maintains its portfolio of cash, cash equivalents and short-term investments in a variety of investment-grade securities and with a variety of issuers, including corporate notes, commercial paper, government securities, auction rate securities and money market funds. Due to the nature of its short-term investments, the CombiMatrix group believes that it is not subject to any material market risk exposure.

At December 31, 2005 and 2004, the CombiMatrix group had certain assets and liabilities denominated in Japanese Yen as a result of consolidating its wholly owned subsidiary, CombiMatrix K.K. However, due to the relative insignificance of those amounts, the CombiMatrix group does not believe that it has significant exposure to foreign currency exchange rate risks. The CombiMatrix group currently does not use derivative financial instruments to mitigate this exposure.

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

General

Refer to Item 1. “Business,” for a description of the Acacia Technologies group’s business. Although the AR-Acacia Technologies stock is intended to reflect the separate performance of the Acacia Technologies group, rather than the performance of Acacia Research Corporation as a whole, the Acacia Technologies group is not a separate legal entity. Holders of the AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, they continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of Acacia Research Corporation’s businesses, assets and liabilities. The assets Acacia Research Corporation attributes to the Acacia Technologies group could be subject to the liabilities of the CombiMatrix group.

Acacia Technologies Group
(A Division of Acacia Research Corporation)
Results of Operations

Division Net Loss (In thousands)

	2005	2004	2003

Division net loss	$(6,275)	$(5,543)	$(5,451)

The changes in net loss were primarily due to operating results and activities as discussed below.

Revenues (In thousands)
	2005	2004	2003

Recurring license fees	$3,409	$2,784	$692
Paid-up license fees	16,165	1,500	-

Total license fees	$19,574	$4,284	$692

License Fees. The increase in license fee revenues was primarily due to the timing of the execution of paid-up license fee agreements for patent portfolios acquired in the January 2005 GPH Acquisition, net organic growth within our recurring licensee revenue category and the growth in the number of DMT® technology license agreements executed during the periods presented. License fee revenues will fluctuate from period to period based on the types of agreements executed each period (i.e. recurring payments over the license term or fully paid-up license agreements for past infringement and future use of our patented technologies), fluctuations in the number of license agreements executed each period, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee payments and/or periodic reports from licensees, and other factors.  Periodic license fee revenues may also include amounts that relate to prior license periods or prior periods of infringement, which are recognized as revenues in the period received. Costs incurred in connection with the Acacia Technologies group’s ongoing licensing activities are included in marketing, general and administrative expenses, inventor royalties and contingent legal fees and patent related legal expenses in the statement of operations.

Paid-up license fee revenues for 2004 relate to $1.5 million in previously deferred V-chip license fees (originally received and deferred in 2001) recognized as a result of the conclusion of V-chip patent litigation in August 2004, as described at Item 1. “Business - Acacia Technologies group.” We concluded our V-chip licensing program in August 2004 and do not expect to receive any additional V-chip related revenues in future periods.

Operating Expenses (In thousands)

	2005	2004	2003

Marketing, general and administrative expenses	$7,743	$5,049	$4,317
Legal expenses - patents	2,468	3,133	1,886
Inventor royalties and contingent legal fees expense - patents	11,106	-	-
Inventor royalties - V-chip	225	-	-
Goodwill and other impairment charges	-	1,656	207
Amortization of patents	4,922	501	502

Marketing, General and Administrative Expenses. The increase in marketing, general and administrative expenses in 2005, as compared to 2004, was due to an increase in personnel costs primarily related to the addition of patent licensing and business development personnel for the Acacia Technologies group of $1.2 million, an increase in the Acacia Technologies group’s consulting expenses related to a consulting agreement executed with the former CEO of Global Patent Holdings, LLC in connection with the GPH Acquisition of $1.0 million, and an increase in the Acacia Technologies group’s patent development and commercialization and other general and administrative expenses of $653,000, $280,000 of which related to certain of the companies acquired in the GPH Acquisition. These increases were partially offset by a reduction in the Acacia Technologies group’s Sarbanes-Oxley compliance costs in 2005.

The change in 2004, as compared to 2003, was due primarily to an increase in costs related to the addition of licensing and business development personnel of $418,000, an increase in patent related commercialization costs of $110,000, and an increase in corporate professional fees related to the group’s Sarbanes-Oxley compliance projects of $318,000. This increase was offset by a decrease in other general and administrative expenses of $114,000.

Legal Expense - Patents (Acacia Technologies group only). Patent related legal expenses for 2005, included $654,000 in patent related prosecution and enforcement costs incurred by certain of the companies acquired in the GPH Acquisition. As described earlier, patent related legal expenses for 2004 included $668,000 in previously deferred V-chip related legal expenses. Excluding the impact of the GPH Acquisition in 2005 and the V-chip related legal fees in 2004, patent related legal expenses were $1.8 million, $2.5 million and $1.9 million in 2005, 2004 and 2003, respectively. The fluctuations for the periods presented were primarily due to corresponding fluctuations in DMT® patent portfolio related claims prosecution, litigation and enforcement activity in the respective periods. DMT® related legal fees paid to outside attorneys are incurred based on actual time and out-of-pocket expenses incurred by external counsel and fluctuate from period to period based on patent enforcement and prosecution activity in each period. We expect patent related legal expenses to continue to fluctuate based on actual outside patent counsel fees and expenses incurred in connection with the Acacia Technologies group’s ongoing patent commercialization and enforcement programs.

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

Inventor Royalties and Contingent Legal Fees Expense. During 2005, the Acacia Technologies group incurred contingent legal fee expenses totaling $5.6 million and inventor royalties expenses totaling $5.5 million, in connection with the recognition of paid-up license fee revenues summarized above. The majority of patent and patent rights agreements associated with the patent portfolios acquired in the GPH Acquisition are subject to agreements with inventors that contain provisions granting to the original patent owners the right to receive inventor royalties based on future net revenues, as defined in the respective agreements and also are subject to contingent legal fee arrangements with outside attorneys. As such, contingent legal fees and inventor royalties expenses in future periods will fluctuate in accordance with the timing and amount of related revenues recognized by the Acacia Technologies group from these patent portfolios.

Inventor Royalties V-chip. 2005 results included $225,000 of V-chip related inventor royalties expense recognized as a result of the conclusion of all V-chip related litigation activities in October of 2005. As a result of the conclusion of all V-chip related activities, no additional V-chip related inventor royalties expense will be incurred in future periods.

Amortization of Patents. Non-cash patent amortization charges increased primarily due to the amortization of patent related intangibles acquired in connection with the January 2005 GPH Acquisition. Approximately $25.1 million of the purchase consideration paid in the GPH Acquisition was allocated to amortizable patents and related patent rights acquired. Amortization expense related to the patents and patent rights acquired in the GPH Acquisition was $4.4 million for 2005. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize the acquired patent related costs over a weighted average remaining economic useful life of approximately 5 years.

Goodwill and Other Impairment Charges. As a result of the conclusion of the Acacia Technologies group’s V-chip patent licensing program in August 2004, third quarter 2004 results included a non-cash impairment charge of $1.6 million associated with the write-off of goodwill related to the V-chip.

In 2003, the Acacia Technologies group recorded an impairment charge of $207,000 for an other-than-temporary decline in the fair value of a cost method investment. Impairment indicators included a continued decline in the working capital of the entity and reference to a recent equity transaction and related valuation indicating an other-than-temporary decline in fair value of the investment.

Other

Non-cash Stock Compensation Charges. Non-cash stock compensation charges were $356,000 in 2005 for the Acacia Technologies group. Non-cash stock compensation charges relate to the amortization of stock compensation expense related to certain restricted stock grants to employees during 2005. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements elsewhere herein.

Discontinued Operations. Results for 2005 and 2004 include charges, net of minority interests, of $237,000 and $104,000, respectively, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which were guaranteed by Acacia Research Corporation, expired in August 2005.

Inflation

Inflation has not had a significant impact on the Acacia Technologies group in the current or previous periods.

Liquidity and Capital Resources

The Acacia Technologies group’s cash and cash equivalents and short-term investments totaled $39.0 million at December 31, 2005, compared to $28.6 million at December 31, 2004. Working capital at December 31, 2005 was $38.9 million, compared to $27.1 million at December 31, 2004.

The net change in cash and cash equivalents for 2005, 2004 and 2003 was comprised of the following (in thousands):

	For the Years Ended December 31,
	2005	2004	2003
Net cash provided by (used in) continuing operations:
Operating activities	$(2,477)	$(3,232)	$(5,264)
Investing activities	(13,094)	(321)	(5,209)
Financing activities	19,657	(305)	(417)
Net cash used in discontinued operations	(513)	(925)	(907)
Increase (decrease) in cash and cash equivalents	$3,573	$(4,783)	$(11,797)

Operating Activities. The change in net cash outflows from operations for the Acacia Technologies group in 2005, as compared to 2004, was primarily due to the increase in license fee payments received from licensees, which totaled $15.6 million in 2005, compared to $3.1 million, in the comparable 2004 period. The increase was partially offset by an increase in marketing, general and administrative expenses related to the continued expansion of the Acacia Technologies group’s business, including increased inventor royalties, contingent legal fees and consulting expenses related to the GPH Acquisition, as discussed above. The change also reflects the impact of the timing of receipt of license fee payments from licensees and the timing of payments to inventors, contingent law firms and vendors. Accounts receivable increased to $4.4 million at December 31, 2005, compared to $193,000 at December 31, 2004, primarily due to the timing of the execution of certain paid-up license agreements. The majority of accounts receivable balances at December 31, 2005 were received from the respective licensees in the first quarter of 2006, in accordance with the terms of the respective license agreements.

The change in net cash outflows from operations for the Acacia Technologies group in 2004, as compared to 2003, was primarily due to an increase in DMT® license fee payments received from licensees which totaled $3.1 million in 2004, compared to $665,000, in the comparable 2003 period, which was partially offset by an increase in marketing, general and administrative expenses as discussed above and the impact of the timing of receipt of license fee payments from licensees and the timing of payments to vendors.

Investing Activities. The change in net cash flows from continuing investing activities for the periods presented was due to net changes in short term investments in available-for-sale securities in connection with ongoing short-term cash management activities. Short term investments represent capital available to fund current operations and fund capital expenditures. Net cash outflows from investing activities in 2005 also reflects the cash consideration and related acquisition and registration costs, totaling $5.8 million, paid by the Acacia Technologies group in connection with the GPH Acquisition in the first quarter of 2005 and $445,000 in other patent acquisition costs incurred by the Acacia Technologies group during 2005.

Financing Activities. Net cash inflows attributed to the Acacia Technologies group from financing activities in 2005 were primarily comprised of net proceeds of approximately $19.5 million, related to the sale of 3.5 million shares of AR-Acacia Technologies stock in February 2005. Net cash inflows attributed to the Acacia Technologies group in 2005, 2004 and 2003 also included corporate costs allocated by Acacia Research Corporation to the CombiMatrix group of $179,000, $396,000 and $620,000, respectively, which were partially offset by AR-Acacia Technologies stock option exercise proceeds of $304,000, $90,000 and $190,000, respectively.

The Acacia Technologies group believes that its cash and cash equivalent balances, including the proceeds from the February 2005 equity financing described above, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements through at least the next twelve months.

To date, the Acacia Technologies group has relied upon the receipt of license fee payments from the licensing of the Acacia Technologies group’s patented technologies and the selling of Acacia Research Corporation equity securities to generate the funds needed to finance the operations of the Acacia Technologies group. The V-chip patent expired in July 2003 and the V-chip licensing program was concluded in August 2004, and as a result, the Acacia Technologies group does not expect to collect any additional V-chip related license fee revenues in future periods. The Acacia Technologies group began to commercially license its DMT® technology in 2003 and has recognized $6.9 million in DMT® license fee revenues to date. Acacia Global Acquisition Corporation’s acquisition of the assets of Global Patent Holdings, LLC as discussed earlier, provides the Acacia Technologies group with ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. In 2005, the Acacia Technologies group recognized $16.2 million in paid-up license fee revenues from the licensing of certain of the patent portfolios acquired in the GPH Acquisition. The GPH Acquisition, as well as other patent acquisitions during 2005, and in future periods, will continue to expand and diversify the Acacia Technologies group’s revenue generating opportunities.

However, there can be no assurance that the Acacia Technologies group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the Acacia Technologies group and on Acacia Research Corporation’s ability to achieve its intended business objectives. The Acacia Technologies group’s success also depends on its ability to protect its intellectual property.

The timing of the receipt of revenues by the Acacia Technologies group’s business operations are subject to certain risks and uncertainties, including:

•	market acceptance of our technologies and services;
•	business activities and financial results of our licensees;
•	technological advances that may make our technologies obsolete or less competitive;
•	increases in operating costs, including costs for legal services, engineering and research and personnel;
•	the availability and cost of capital;
•	general economic conditions; and
•	governmental regulation that may restrict the Acacia Technologies group’s business.

Off-Balance Sheet Arrangements

The Acacia Technologies group has not entered into off-balance sheet financing arrangements, other than operating leases. The Acacia Technologies group has no significant commitments for capital expenditures in 2006. Other than as set forth below, the Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. The following table lists the Acacia Technologies group’s material known future cash commitments as of December 31, 2005, and material known commitments arising from events subsequent to year end:

	Payments Due by Period (In thousands)
Contractual Obligations	2006	2007	2008	2009	2010 and Thereafter
Operating leases (1)	$515	$543	$565	$588	$1,355
Consulting contract (2)	1,074	99	-	-	-
Total contractual cash obligations	$1,589	$642	$565	$588	$1,355
________________
(1)	Excludes any allocated rent expense in connection with Acacia Research Corporation’s management allocation policies.
(2)
Reflects $2.0 million consulting contract commitment, including reimbursable expenses, to be paid over two years in connection with the Acacia Technologies group’s purchase of the assets of Global Patent Holdings, LLC in January 2005, as described above.

In connection with the purchase of the outstanding ownership interests in Acacia Media Technologies in November 2001, Acacia Media Technologies also executed related assignment agreements which granted to the former owners of Acacia Media Technologies’ current patent portfolio the right to receive a royalty of 15% of future net revenues, as defined in the agreements, generated by Acacia Media Technologies’ current patent portfolio, which includes its DMT® patents. No royalty obligation has been incurred as of December 31, 2005. Royalties accrued or paid pursuant to the agreements will be expensed in the statement of operations.

Recent Accounting Pronouncements

Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

Quantitative and Qualitative Disclosures About Market Risk

The Acacia Technologies group’s exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of United States interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the United States government and United States corporations, auction rate securities, institutional money market funds and other money market instruments. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income received without significantly increasing risk. To minimize risk, we maintain a portfolio of cash, cash equivalents and short-term investments in a variety of investment-grade securities and with a variety of issuers, including U.S. government and corporate notes and bonds, commercial paper, auction rate securities and money market instruments. Due to the nature of our short-term investments, we believe that we are not subject to any material market risk exposure. We do not have any derivative financial instruments.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to the caption “Quantitative and Qualitative Disclosures About Market Risk” for Acacia Research Corporation, the CombiMatrix group and the Acacia Technologies group under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2005, all of our investments were in money market funds, high-grade corporate bonds, auction rate securities, certificates of deposit and U.S. government debt securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of December 31, 2005. Refer to Note 3 to the Acacia Research Corporation consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

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

The unaudited pro forma consolidated statement of operations reflects the pro forma effect on Acacia Research Corporation's unaudited consolidated statements of operations for the twelve months ended December 31, 2005, as reported by us in this Annual Report on Form 10-K, from the acquisition of substantially all of the assets of Global Patent Holdings, LLC, as discussed elsewhere herein. The unaudited pro forma statement of operations for the twelve months ended December 31, 2005 reflects the acquisition as if it had taken place on January 1, 2005.

The unaudited pro forma consolidated statement of operations is for informational purposes only. It does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date or for the period presented, or which may be obtained in the future. The unaudited pro forma consolidated statement of operations should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements, including the notes, included in this Annual Report on Form 10-K and our Registration Statement on Form S-3, Number 333-122452, filed with the Securities and Exchange Commission on February 1, 2005, as amended. The unaudited pro forma consolidated statement is presented in thousands, except share and per share information.

Acacia Research Corporation
Unaudited Pro forma Consolidated Income Statements
For the Twelve Months Ended December 31, 2005 (1)

	For the Twelve Months Ended December 31, 2005 (1)
					Acacia Research
	Acacia Research	GPH Acquisition	Pro Forma		Corporation
	Corporation	LLCs (1)	Adjustments(1)		Pro Forma

Total revenues	$27,607	$--	$--		$27,607

Total operating expenses	48,756	--	477	(3),(4)	49,233

Operating income (loss)	(21,149)	--	(477)		(21,626)

Total other income (expense)	2,406	--	--		2,406

Income (loss) from continuing operations before income taxes	(18,743)	--	(477)		(19,220)

Benefit for income taxes and minority interests	304	--	--		304

Estimated loss on discontinued operations	(237)	--	--		(237)

Net income (loss)	$(18,676)	$--	$(477)		$(19,153)

Pro forma earnings (loss) per common share:
Attributable to the Acacia Technologies group:
Net loss	$(6,275)		$(477)		$(6,752)
Basic and diluted loss per share	(0.24)				(0.25)

Weighted average shares (2):
Acacia Research - Acacia Technologies stock:
Basic and diluted	26,630,732		291,365	(5)	26,922,097

_______
(1)
Results of operations for the LLCs acquired in the GPH Acquisition were not material for the 2005 periods presented. Pro forma adjustments reflect the impact of the acquisition for the 28-day period from January 1, 2005 to January 28, 2005, the date of the acquisition.

(2)	There is no pro forma impact on earnings (loss) per share attributable to the CombiMatrix group as presented in the accompany statements of operations for the periods presented.
(3)
To reflect amortization of the patent related intangible assets acquired on a straight-line basis over the estimated economic useful life of the patents or groups of patents totaling $393,000 for the twelve months ended December 31, 2005 (amortization for the 28-day period from January 1, 2005 through January 28, 2005).

(4)
To reflect consulting expense related to a consulting agreement between Acacia Global Acquisition Corporation as described in Item 2. “Management’s discussion and Analysis of financial Condition and Results of Operations,” totaling $84,000 for the nine months ended September 30, 2005 (reflects expenses for the 28-day period from January 1, 2005 through January 28, 2005).

(5)
Represents incremental increase in weighted average shares as if the 3,938,832 shares of AR-Acacia Technologies common stock issued a partial consideration for the GPH Acquisition were issued as of the beginning of the periods presented.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except as provided below, the information required by this Item is incorporated by reference from the information under the captions entitled “Election of Directors-Nominees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2006.

Code of Conduct.

Acacia Research Corporation has adopted a Code of Conduct that applies to all of its employees, including its chief executive officer, chief financial and accounting officer, president and any persons performing similar functions. Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Officer Compensation and Other Information” in our definitive proxy statement to be filed with the SEC no later than April 30, 2006.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 30, 2006.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Transactions” in our definitive proxy statement to be filed with the SEC no later than April 30, 2006.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Audit Committee Report” in our definitive proxy statement to be filed with the SEC no later than April 30, 2006.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report.

(1) Financial Statements

*NOTE: We are presenting the Acacia Research Corporation consolidated financial statements and the separate financial statements for the CombiMatrix group and the Acacia Technologies group. The separate financial statements and accompanying notes of the two groups are being provided as additional disclosure regarding the financial performance of the two divisions and to provide investors with information regarding the potential value and operating results of the respective businesses, which may affect the respective share values. The separate financial statements should be reviewed in conjunction with Acacia Research Corporation’s consolidated financial statements and accompanying notes. The presentation of separate financial statements is not intended to indicate that we have changed the title to any of our assets or changed the responsibility for any of our liabilities, nor is it intended to indicate that the rights of our creditors have been changed. Acacia Research Corporation, and not the individual groups, is the issuer of the securities. Holders of the two securities are stockholders of Acacia Research Corporation and do not have a separate and exclusive interest in the respective groups.

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(3) Exhibits

Refer to Item 15(b) below

(b) Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

2.1	Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
2.2	Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (2)
3.1	Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (4)
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (5)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (6)
10.3*	CombiMatrix Corporation 1998 Stock Option Plan (7)
10.4*	CombiMatrix Corporation 2000 Stock Awards Plan (7)
10.5*	2002 CombiMatrix Stock Incentive Plan (8)
10.6*	2002 Acacia Technologies Stock Incentive Plan (9)
10.7	Lease Agreement dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (10)
10.8	Settlement Agreement dated September 30, 2002, by and among Acacia Research Corporation, CombiMatrix Corporation, Donald D. Montgomery, Ph.D. and Nanogen, Inc.(7)
10.9†	Research & Development Agreement dated September 25, 2002, between CombiMatrix Corporation and Roche Diagnostics GmbH(7)
10.10†	License Agreement dated September 25, 2002 between CombiMatrix Corporation and Roche Diagnostics GmbH(7)
10.11	Form of Indemnification Agreement (11)
10.12	Series A Preferred Stock Purchase Agreement dated October 1, 2004, by and between Leuchemix, Inc. and CombiMatrix Corporation(12)
10.13	Investor Rights Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation(12)
10.14	Voting Agreement dated October 1, 2004, by and among Leuchemix, Inc., CombiMatrix Corporation and the holders of the Common Stock set forth on Exhibit A attached thereto(12)
10.15	Right of First Refusal and Co-Sale Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation(11)
10.16	Letter of Intent dated December 15, 2004 between Acacia Research Corporation and Global Patent Holdings LLC (13)
10.17†	First Addendum to Roche/CBMX Research and Development Agreement dated March 25, 2003
10.18	Research & Development Agreement Second Amendment dated March 19, 2004, between Roche Diagnostics GmbH and CombiMatrix Corporation
10.19	Sublease Guaranty dated as of June 15, 2005 by CombiMatrix Corporation in favor of Accupath Diagnostic Laboratories, Inc.
10.20	Sublease dated June 15, 2005, by and between Accupath Diagnostic Laboratories, Inc., dba U.S. Labs, and CombiMatrix Molecular Diagnostics, Inc.
10.21	Lease Agreement dated October 19, 2000 by and between Wiredzone Property, L.P. and CombiMatrix Corporation
10.22	First Amendment to Lease Agreement dated April 22, 2001 by and between Wiredzone Property, L.P. and CombiMatrix Corporation
10.23	Form of Subscription Agreement between Acacia Research Corporation and certain investors (14)

Exhibit Number	Description

21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP (relating to the financial statements of Acacia Research Corporation)
23.2	Consent of PricewaterhouseCoopers LLP (relating to the financial statements of CombiMatrix Corporation)
23.3	Consent of PricewaterhouseCoopers LLP (relating to the financial statements of the Acacia Technologies group and the CombiMatrix group)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.

(1)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).
(2)

Incorporated by reference as Appendix A to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(3)

Incorporated by reference as Appendix B to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(4)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on August 10, 2001 (SEC File No. 000-26068).
(5)	Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).
(6)	Incorporated by reference from Acacia Research Corporation’s Definitive Proxy as Appendix A Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).
(7)	Incorporated by reference to Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.
(8)

Incorporated by reference as Appendix D to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(9)

Incorporated by reference as Appendix E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(10)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 (SEC File No. 000-26068).
(11)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (SEC File No. 000-26068).
(12)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on November 5, 2004 (SEC File No. 000-26068).
(13)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-26068).
(14)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on September 19, 2005 (SEC File No. 000-26068).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated: March 16, 2006	By:	/s/ Paul R. Ryan

Paul R. Ryan Chairman of the Board and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

	Signature	Title	Date

/s/	Paul R. Ryan	Chairman of the Board and	March 16, 2006
	Paul R. Ryan	Chief Executive Officer
(Principal Chief Executive)

/s/	Robert L. Harris, II	Director and President	March 16, 2006
Robert L. Harris, II

/s/	Clayton J. Haynes	Chief Financial Officer and Treasurer	March 16, 2006
	Clayton J. Haynes	(Principal Financial Officer)

/s/	Thomas B. Akin	Director	March 16, 2006
Thomas B. Akin

/s/	Fred A. de Boom	Director	March 16, 2006
Fred A. de Boom

/s/	Edward W. Frykman	Director	March 16, 2006
Edward W. Frykman

/s/	G. Louis Graziadio, III	Director	March 16, 2006
G. Louis Graziadio, III

/s/	Amit Kumar, Ph.D.	Director	March 16, 2006
Amit Kumar, Ph.D.

/s/	Rigdon Currie	Director	March 16, 2006
Rigdon Currie

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
of Acacia Research Corporation:

We have completed integrated audits of Acacia Research Corporation’s December 31, 2005 and December 31, 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) on page 82 present fairly, in all material respects, the financial position of Acacia Research Corporation and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/PricewaterhouseCoopers LLP

Los Angeles, California
March 16, 2006

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004
(In thousands, except share and per share information)

	December 31,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$20,164	$13,910
Short-term investments	39,009	38,448
Accounts receivable	5,332	536
Prepaid expenses, inventory, and other assets	2,115	983

Total current assets	66,620	53,877

Property and equipment, net of accumulated depreciation	2,484	2,434
Patents, net of accumulated amortization	31,712	12,063
Goodwill	18,980	19,545
Other assets	1,638	408

	$121,434	$88,327

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$3,924	$4,139
Royalties and legal fees payable	3,758	--
Current portion of deferred revenues	804	494

Total current liabilities	8,486	4,633

Deferred income taxes	2,701	2,981
Deferred revenues, net of current portion	1,439	3,893
Other liabilities	1,464	406

Total liabilities	14,090	11,913

Minority interests	447	778

Commitments and contingencies (Note 14)

Redeemable stockholders' equity:
Preferred stock
Acacia Research Corporation, par value $0.001 per share; 10,000,000 shares authorized;
no shares issued or outstanding	--	--
Common stock
Acacia Research - Acacia Technologies stock, par value $0.001 per share; 50,000,000 shares authorized; 27,722,242 and 19,811,524 shares issued and outstanding as of
December 31, 2005 and December 31, 2004, respectively	28	20
Acacia Research - CombiMatrix stock, par value $0.001 per share; 50,000,000 shares authorized; 38,992,402 and 31,200,496 shares issued and outstanding as of
December 31, 2005 and December 31, 2004, respectively	39	31
Additional paid-in capital	315,146	263,900
Deferred stock compensation	(1,400)	--
Accumulated comprehensive income	(2)	(77)
Accumulated deficit	(206,914)	(188,238)

Total stockholders' equity	106,897	75,636

	$121,434	$88,327

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands, except share and per share information)

	2005	2004	2003
Revenues:
Collaboration agreements	$2,266	$17,302	$--
License fees	19,574	4,284	692
Government contract	3,849	1,993	--
Products	1,765	230	407
Service contracts	153	116	49
Total revenues	27,607	23,925	1,148

Operating expenses:
Cost of government contract revenues	3,683	1,874	--
Cost of product sales	820	173	99
Research and development expenses	5,783	5,294	8,098
Non-cash stock compensation amortization - research and development	--	91	466
Marketing, general and administrative expenses	17,946	14,426	13,031
Legal expenses - patents	2,468	3,133	1,886
Inventor royalties and contingent legal fees expense - patents	11,106	--	--
Inventor royalties - V-chip	225	--	--
Non-cash stock compensation amortization - marketing,
general and administrative	197	663	1,189
Goodwill impairment charge	565	1,656	--
Amortization of patents	6,017	1,597	1,597
Legal settlement charges (credits)	(406)	812	144
Loss from equity investment	352	17	--
Total operating expenses	48,756	29,736	26,510
Operating loss	(21,149)	(5,811)	(25,362)

Other income (expense):
Cost method investment impairment charge	--	--	(207)
Interest and investment income	1,594	801	829
Warrant (charges) credits	812	--	--
Total other income	2,406	801	622
Loss from continuing operations before income taxes and minority interests	(18,743)	(5,010)	(24,740)
Benefit for income taxes	302	275	273
Loss from continuing operations before minority interests	(18,441)	(4,735)	(24,467)
Minority interests	2	6	47
Loss from continuing operations	(18,439)	(4,729)	(24,420)
Discontinued operations:
Estimated loss on disposal of discontinued operations	(237)	(104)	--
Net loss	(18,676)	(4,833)	(24,420)

Unrealized gains (losses) on short-term investments	2	(65)	(25)
Unrealized gains (losses) on foreign currency translation	73	(20)	35
Comprehensive loss	$(18,601)	$(4,918)	$(24,410)

Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
Loss from continuing operations	$(6,038)	$(5,439)	$(5,451)
Basic and diluted loss per share	(0.23)	(0.27)	(0.28)
Loss from discontinued operations	$(237)	$(104)	$--
Basic and diluted loss per share	(0.01)	(0.01)	--
Net loss	$(6,275)	$(5,543)	$(5,451)
Basic and diluted loss per share	(0.24)	(0.28)	(0.28)

Attributable to the CombiMatrix group:
Net income (loss)	$(12,401)	$710	$(18,969)
Basic and diluted earnings (loss) per share	(0.37)	0.02	(0.76)

Weighted average shares:
Acacia Research - Acacia Technologies stock:
Basic and diluted	26,630,732	19,784,883	19,661,655
Acacia Research - CombiMatrix stock:
Basic	33,678,603	29,962,596	24,827,819
Diluted	33,678,603	30,995,663	24,827,819

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands, except share information)

	Acacia Research Corporation Common Shares (Predecessor)	AR-Acacia Technologies Redeemable Common Shares	AR-CombiMatrix Redeemable Common Shares	AR-Acacia Technologies Redeemable Common Stock	AR- CombiMatrix Redeemable Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Accumulated Deficit	Comprehensive Income (Loss)	Total

2003
Balance at December 31, 2002	--	19,640,808	22,964,779	20	23	238,826	(4,023)	(158,985)	(2)	$75,859
Net loss								(24,420)		(24,420)
Stock options exercised		99,176	253,036			692				692
Warrants exercised			163,637			450				450
Employee stock grant			18,000			60				60
Units issued in private placement, net			2,416,502		2	4,860				4,862
Deferred stock compensation						11	(11)			-
Compensation expense relating to stock options						24	1,825			1,849
Stock option cancellations						(1,699)	1,443			(256)
Unrealized loss on short-term investments									(25)	(25)
Unrealized gain on foreign currency translation									35	35
Legal settlement (see Note 14)			16,378			75				75
Stock issuance related to acquisitions (see Note 18)			495,790		1	1,218				1,219

Balance at December 31, 2003	--	19,739,984	26,328,122	20	26	244,517	(766)	(183,405)	8	60,400

2004
Net loss								(4,833)		(4,833)
Stock options exercised		71,540	987,911		1	3,113				3,114
Warrants exercised			761,205		1	2,093				2,094
Units issued in direct offering, net offering costs			3,000,000		3	13,712				13,715
Compensation expense relating to stock options						250	689			939
Stock option cancellations						(262)	77			(185)
Unrealized loss on short-term investments									(65)	(65)
Unrealized gain on foreign currency translation									(20)	(20)
Legal settlement (see Note 14)			123,258			477				477

Balance at December 31, 2004	--	19,811,524	31,200,496	$20	$31	$263,900	$--	$(188,238)	$(77)	$75,636

2005
Net loss								(18,676)		(18,676)
Stock options exercised		133,986	5,555			315				315
Stock issued for the acquisition of Global Patent Holdings, net of acquisition costs (Note 8)		3,938,832		4		19,289				19,293
Units issued in direct offering, net offering costs		3,500,000	7,786,351	4	8	32,244				32,256
Warrant liability (see Note 10)						(2,194)				(2,194)
Deferred stock compensation		337,900				1,713	(1,713)			-
Compensation expense relating to stock options						(121)	313			192
Unrealized loss on short-term investments									2	2
Unrealized gain on foreign currency translation									73	73

Balance at December 31, 2005	--	27,722,242	38,992,402	$28	$39	$315,146	$(1,400)	$(206,914)	$(2)	$106,897

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(18,676)	$(4,833)	$(24,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,164	2,751	3,025
Minority interests	(2)	--	(47)
Non-cash stock compensation	197	754	1,655
Deferred tax benefit	(280)	(279)	(280)
Non-cash warrant charge (credit)	(812)	--	--
Non-cash legal settlement charges (credits)	(406)	812	144
Non-cash impairment charges	565	1,656	207
Estimated loss on disposal of discontinued operations	237	104	--
Other	273	82	(45)
Changes in assets and liabilities, excluding effect of business acquisition:
Accounts receivable	(4,796)	(223)	255
Prepaid expenses, inventory and other assets	(942)	809	124
Accounts payable, accrued expenses and other	(309)	1,173	(1,126)
Royalties and legal fees payable	3,758	--	--
Deferred revenues	(2,144)	(17,622)	11,334

Net cash used in operating activities from continuing operations	(16,173)	(14,816)	(9,174)
Net cash used in operating activities from discontinued operations	(513)	(727)	(551)
Net cash used in operating activities	(16,686)	(15,543)	(9,725)

Cash flows from investing activities:
Purchase of property and equipment	(1,400)	(891)	(86)
Purchase of available-for-sale investments	(76,690)	(59,382)	(37,920)
Sale of available-for-sale investments	76,227	51,759	30,801
Business acquisition, refer to Note 8	(5,796)	--	--
Purchase of additional interests in equity method investee	(1,600)	(250)	--
Patent acquisition costs	(445)	--	--
Other	--	(5)	--

Net cash used in investing activities from continued operations	(9,704)	(8,769)	(7,205)
Net cash used in investing activities from discontinued operations	-	(198)	(356)
Net cash used in investing activities	(9,704)	(8,967)	(7,561)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of issuance costs	32,256	13,715	4,862
Proceeds from the exercise of stock options and warrants	315	5,207	1,142
Other	--	--	14

Net cash provided by financing activities	32,571	18,922	6,018

Effect of exchange rate on cash	73	(17)	(13)

Increase (decrease) in cash and cash equivalents	6,254	(5,605)	(11,281)

Cash and cash equivalents, beginning	13,910	19,515	30,796

Cash and cash equivalents, ending	$20,164	$13,910	$19,515

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESSES

Acacia Research Corporation (“we,” “us” and “our”) is comprised of two operating groups.

CombiMatrix Group

Our life sciences business, referred to as the “CombiMatrix group,” a division of Acacia Research Corporation, is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation’s wholly owned subsidiaries, CombiMatrix Molecular Diagnostics, Inc. (“CMD”) and CombiMatrix K.K. and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation’s life sciences business.

The CombiMatrix group is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc., a wholly owned subsidiary located in Irvine, California, is exploring opportunities for the CombiMatrix group’s arrays in the field of molecular diagnostics. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, Japan, has existed for the purposes of exploring opportunities for CombiMatrix Corporation’s array system with pharmaceutical and biotechnology companies in the Asian market. In January 2006, CombiMatrix Corporation sold 67% of its ownership interest in CombiMatrix K.K. to a third party.

Acacia Technologies Group

The Acacia Technologies group, a division of Acacia Research Corporation, develops, acquires and licenses patented technologies. The Acacia Technologies group is primarily comprised of certain of Acacia Research Corporation’s wholly owned subsidiaries and limited liability companies including:

• Acacia Global Acquisition Corporation
• Acacia Media Technologies Corporation
• Acacia Patent Acquisition Corporation
• Acacia Technologies Services Corporation
• AV Technologies LLC
• Broadcast Data Retrieval Corporation
• Broadcast Innovation LLC
• Computer Cache Coherency Corporation
• Computer Docking Station Corporation
• Data Encryption Corporation
• Data Innovation LLC
• Financial Systems Innovation LLC
• High Resolution Optics Corporation

• Information Technology Innovation LLC
• InternetAd LLC
• IP Innovation LLC
• KY Data Systems LLC
• Microprocessor Enhancement Corporation
• New Medium LLC
• TechSearch LLC
• VData LLC
• Resource Scheduling Corporation
• Software Collaboration Corporation
• Soundview Technologies, Inc.
• Spreadsheet Automation Corporation

The Acacia Technologies group also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to Acacia Research Corporation’s intellectual property licensing and enforcement business. Refer to “Business Acquisition” below for information on the Acacia Technologies group’s 2005 business acquisition activity.

The Acacia Technologies group currently controls 41 patent portfolios, which include over 150 U.S. patents, and certain foreign counterparts, covering a wide variety of technologies used in a wide variety of industries.

Business Acquisition. On January 28, 2005, Acacia Global Acquisition Corporation acquired the assets of Global Patent Holdings, LLC, which owned 11 patent licensing companies (“GPH Acquisition”). The acquisition provided the Acacia Technologies group ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. Refer to Note 8 for a description of the acquisition transaction.

We were incorporated on January 25, 1993 under the laws of the State of California. In December 1999, we changed our state of incorporation from California to Delaware.

Liquidity and Risks

General. To date, we and our subsidiaries have relied primarily upon selling equity securities and payments from our strategic partners and licensees to generate the funds needed to finance the implementation of our plans of operation for our subsidiaries. Management believes that our cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet our cash requirements through the next twelve months. We may be required to obtain additional financing. We cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our businesses may suffer.

The CombiMatrix group. The CombiMatrix group is deploying new and unproven technologies and continues to develop its commercial products. The CombiMatrix group has several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. Management believes that existing cash and cash equivalents and short-term investments are adequate to fund operations through the next twelve months. However, the ability to meet business objectives is dependent upon the CombiMatrix group’s ability to raise additional financing, substantiate its technology and ultimately to fund itself from continuing operations. There can be no assurance that such funding will be available at acceptable terms or at all. The CombiMatrix group has a history of incurring net losses and net operating cash flow deficits. Most recently, the CombiMatrix group incurred a net loss of $12,401,000 and net cash used in operating activities of $13,696,000 for the year ended December 31, 2005.

The CombiMatrix group’s business operations are also subject to certain risks and uncertainties, including:

•	market acceptance of products and services;
•	technological advances that may make its products and services obsolete or less competitive;
•	increases in operating costs, including costs for supplies, personnel and equipment;
•	the availability and cost of capital;
•	general economic conditions; and
•	governmental regulation that may restrict its business.

Historically, the CombiMatrix group has been substantially dependent on arrangements with strategic partners and has relied upon payments by its partners for a significant component of its working capital. The CombiMatrix group intends to enter into additional strategic partnerships to develop and commercialize future products. However, there can be no assurance that the CombiMatrix group will be able to implement its future plans. Failure to achieve its plans would have a material adverse effect on the CombiMatrix group’s and on Acacia Research Corporation’s ability to achieve their intended business objectives. The CombiMatrix group also depends on its ability to protect its intellectual property; the loss thereof or the CombiMatrix group’s failure to secure the issuance of additional patents covering elements of its business processes could materially harm its business and financial condition. The patents covering the CombiMatrix group’s core technology begin to expire in 2018.

The CombiMatrix group’s products and services are concentrated in a highly competitive market that is characterized by rapid technological advances, frequent changes in customer requirements and evolving regulatory requirements and industry standards. Failure to anticipate or respond adequately to technological advances, changes in customer requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of planned products or services, could have a material adverse effect on the CombiMatrix group’s business and operating results.

The Acacia Technologies Group. To date, the Acacia Technologies group has relied upon the receipt of license fee payments from the licensing of the Acacia Technologies group’s patented technologies and the selling of Acacia Research Corporation equity securities to generate the funds needed to finance the operations of the Acacia Technologies group. The V-chip patent expired in July 2003 and the V-chip licensing program was concluded in August 2004, and as a result, the Acacia Technologies group does not expect to collect any additional V-chip related license fee revenues in future periods. The Acacia Technologies group began to commercially license its DMT® technology in 2003 and has recognized $6.9 million in DMT® license fee revenues to date. The GPH Acquisition as discussed at Note 8, provides the Acacia Technologies group with ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. In 2005, the Acacia Technologies group recognized $16.2 million in paid-up license fee revenues from the licensing of certain of the patent portfolios acquired in the GPH Acquisition. The GPH Acquisition, and other patent acquisitions during 2005, expanded and diversified the Acacia Technologies group’s future revenue generating opportunities.

However, there can be no assurance that the Acacia Technologies group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the Acacia Technologies group and on Acacia Research Corporation’s ability to achieve its intended business objectives. The Acacia Technologies group’s success also depends on its ability to protect its intellectual property.

The timing of the receipt of revenues by the Acacia Technologies group’s business operations are subject to certain risks and uncertainties, including:

•	market acceptance of our technologies and services;
•	business activities and financial results of our licensees;
•	technological advances that may make our technologies obsolete or less competitive;
•	increases in operating costs, including costs for legal services, engineering and research and personnel;
•	the availability and cost of capital;
•	general economic conditions; and
•	governmental regulation that may restrict the Acacia Technologies group’s business.

The Acacia Technologies group relies on its proprietary rights and their protection. Although reasonable efforts will be taken to protect the Acacia Technologies group’s proprietary rights, the complexity of international trade secret, copyright, trademark and patent law, and common law, coupled with limited resources and the demands of quick delivery of technologies to market, create risk that these efforts will prove inadequate. Accordingly, if the Acacia Technologies group is unsuccessful with litigation to protect its intellectual property rights, the future revenues of the Acacia Technologies group could be adversely affected.

Recapitalization Transaction

On December 11, 2002, our stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby we created two new classes of common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”), and divided our then existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation’s CombiMatrix group. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation’s Acacia Technologies group. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of our different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles and Fiscal Year End. The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America. We have a December 31 year end.

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Acacia Research Corporation and its wholly owned and majority-owned subsidiaries. Investments for which Acacia Research Corporation possesses the ability to direct or cause the direction of the management and policies, either through majority ownership or other means, are accounted for under the consolidation method. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which we maintain an ownership interest of 20% to 50% or exercise significant influence over operating and financial policies are accounted for under the equity method. The cost method is used where we maintain ownership interests of less than 20% and do not exercise significant influence over the investee.

Revision in the Classification of Certain Securities. In connection with the preparation of the 2005 consolidated financial statements, Acacia Research Corporation concluded that it was appropriate to classify its annuity investments as current investments.  Prior to 2005, such investments had been classified as cash and cash equivalents.  Accordingly, we have revised the prior classification to report these securities as short-term investments in the consolidated balance sheet as of December 31, 2004.  We have also made corresponding adjustments to our consolidated statements of cash flows for the years ended December 31, 2004 and 2003, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported statements of cash flows, and it does not affect our previously reported statements of operations for any period.

As of December 31, 2004, before this revision in classification, $4,825,000 of these current investments were classified as cash and cash equivalents on our consolidated balance sheet.  The impact of the revision in classification on consolidated cash flows from investing activities was not material for the any of the periods presented.

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

Certain license agreements provide for the payment of contractually determined paid-up license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by our patented technologies. Certain of the agreements also provide for future royalties or additional required payments based on future activities. The execution of these license agreements may also result in the dismissal of any pending litigation. Pursuant to the terms of these agreements, the Acacia Technologies group has no further obligation with respect to the grant of the non-exclusive retroactive and future license, including no express or implied obligation on the Acacia Technologies group’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the license upon execution of the agreement. As such, the earnings process is generally complete upon the execution of the agreement, and revenue is recognized upon execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met. Refer to Note 14 for information on inventor royalties and contingent legal fees.

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

Short-term Investments. Our short-term investments are held in a variety of interest bearing instruments including U.S. government debt securities, high-grade corporate bonds, commercial paper, auction rate securities and other high-credit quality marketable securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments. Investments are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and FASB Technical Bulletin 85-4:  “Accounting for Purchases of Life Insurance ("FTB 85-4").” At December 31, 2005 and 2004, all of our investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized.

The fair value of our investments is determined by quoted market prices. Realized and unrealized gains and losses are recorded based on the specific identification method. For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in the consolidated statement of operations and comprehensive loss. An impairment is deemed other than temporary unless (a) we have the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time.  In accordance with FTB 85-4, at each balance sheet date, annuity investments are reported at their stated contract value, which is comprised of total amounts invested and cumulative interest and dividends earned.

The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income (expense). Interest and dividends on all securities are included in interest income.

At December 31, 2005 and 2004, we held $19,104,000 and $11,900,000, respectively, of short-term investments, which consist of auction rate municipal bonds and variable rate municipal demand notes classified as available-for-sale securities.  Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities.  As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments.  All income generated from these current investments was recorded as interest income.

As of December 31, 2005 and 2004 we had $1,667,000 and $4,825,000 of annuity investments classified as current investments as these amounts are available for current operations and are highly liquid, despite the long-term nature of their stated contractual maturities.

Concentration of Credit Risks. Financial instruments that potentially subject Acacia Research Corporation to concentrations of credit risk are cash equivalents and short-term investments. We place our cash equivalents and short-term investments primarily in investment grade, short-term debt instruments. Cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. We have not experienced any significant losses on our deposits of cash and cash equivalents.

Three, two and one licensee(s) individually accounted for greater than 10% of the Acacia Technologies group’s license fee revenues recognized during the years ended December 31, 2005, 2004 and 2003, respectively. Two and one licensee(s) represented approximately 95% and 25% of the Acacia Technologies group’s accounts receivable at December 31, 2005 and 2004, respectively.

Collaboration agreement revenues recognized by the CombiMatrix group for the years ended December 31, 2005 and 2004 relate to its collaborative research and development agreements with Toppan Printing, Ltd. (“Toppan”) and Roche Diagnostics, GmbH (“Roche”), respectively. Government contract revenues recognized by the CombiMatrix group for the years ended December 31, 2005 and 2004 relate to its two-year, $5.9 million contract with the Department of Defense awarded in March 2004 and completed in December 2005. At December 31, 2005 and 2004, accounts receivable included $537,000 and $248,000, respectively, due from the Department of Defense. For the years ended December 31, 2005, 2004 and 2003, 18%, 45% and 100%, respectively, of the CombiMatrix group’s array product and service revenues were recognized by CombiMatrix K.K.

Acacia Research Corporation performs regular credit evaluations of its significant licensees and customers and has not experienced any significant credit losses.

Substantially all of the components and raw materials used in the manufacture of the CombiMatrix group’s products, including semiconductors and reagents, are currently procured from a limited number of sources or in some cases from a single source. Although the CombiMatrix group believes that alternative sources for those components and raw materials are available, any supply interruption in a sole-sourced component or raw material might result in up to a several-month production delay and materially harm the CombiMatrix group’s ability to manufacture products until a new source of supply, if any, could be located and qualified. The CombiMatrix group utilizes non-standard semiconductor manufacturing processes to fabricate the electrode array that is a key aspect of the array structure. Although the CombiMatrix group has a supply agreement in place with a semiconductor wafer manufacturer to ensure availability of the raw materials, the agreement does not guarantee a permanent supply.

Inventory. Inventory, which consists primarily of raw materials to be used in the production of our array products, is stated at the lower of cost or market using the first-in, first-out method.

Property and Equipment. Property and equipment are recorded at cost. Major additions and improvements that materially extend useful lives of property and equipment are capitalized. Maintenance and repairs are charged against the results of operations as incurred. When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in the statement of operations and comprehensive income (loss) for the period of sale or disposal. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

Machine shop and laboratory equipment	3 to 5 years
Furniture and fixtures	3 to 7 years
Computer hardware and software	3 to 5 years
Leasehold improvements	Lesser of lease term or useful life of improvement

Construction in progress includes direct costs incurred related to internally constructed assets which are depreciated once the asset is placed into service. Certain leasehold improvements, furniture and equipment held under capital leases are classified as property and equipment and are amortized over their useful lives using the straight-line method. Capital lease amortization is included in depreciation expense.

Organization Costs. Costs of start-up activities, including organization costs, are expensed as incurred.

Patents and Goodwill.  Goodwill and identifiable intangibles, including patents, are recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible assets acquired. Patents, once issued or purchased, are amortized on the straight-line method over their remaining economic useful lives, ranging from two to twenty years. Goodwill is not amortized.

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

Goodwill is evaluated for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. Acacia Research Corporation has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. Our two reporting units as of December 31, 2005 are: 1) the Acacia Technologies group and 2) the CombiMatrix group. The fair values of our reporting units are estimated using a discounted cash flow analysis and by reference to quoted market prices of Acacia Research Corporation’s classes of stock.

SFAS No. 142 requires us to compare the fair value of our reporting units to their carrying amounts on an annual basis to determine if there is potential goodwill impairment. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. In accordance with this policy and as more fully disclosed in Note 7, the CombiMatrix group recognized a goodwill impairment charge of $565,000 for the year ended December 31, 2005. There can be no assurance that future goodwill impairment tests will not result in additional impairment charges in future periods.

As a result of the completion of the V-chip licensing program in August 2004, as of August 2004, Soundview Technologies is no longer considered a reporting unit of the Acacia Technologies group.

Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate fair value due to their short-term maturity.

Foreign Currency Translation. The functional currency of our foreign entity is the local currency (Japanese Yen). Foreign currency translation is reported pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year.

Stock-based Compensation. Acacia Research Corporation has two stock-based employee compensation plans, which are described more fully in Note 13. Compensation cost of stock options and restricted stock issued to employees is accounted for in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. Compensation cost attributable to stock options and restricted stock is recognized based on the difference, if any, between the closing market price of the stock on the date of grant and the exercise or purchase price of the stock option or restricted stock, respectively. Compensation cost is generally deferred and amortized on a straight-line basis or on an accelerated basis over the vesting period of the individual awards using the amortization method prescribed in Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans” (“FIN No. 28”).  We have adopted the disclosure only requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123” (“SFAS No. 148”), with respect to options and restricted stock issued to employees. Compensation cost of stock options and warrants issued to non-employee service providers is accounted for under the fair value method required by SFAS No. 123 and related interpretations.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	AR-Acacia Technologies Stock	AR-CombiMatrix Stock		AR-Acacia Technologies Stock		AR-CombiMatrix Stock	AR-Acacia Technologies Stock		AR-CombiMatrix Stock
	2005	2005		2004		2004	2003		2003

Income (loss) from operations, as reported	$(6,275)	$(12,401)		$(5,543)		$710	$(5,451)		$(18,969)
Add: Stock-based compensation, intrinsic
value method reported in net loss, net of tax(2)	356	--		--		606	--		1,475
Deduct: Pro forma stock-based compensation
fair value method, net of tax(2)	(2,103)	(2,834)	(3)	(2,137)	(3)	(6,127)	(3,384)	(3)	(9,029)
Income (loss) from operations, pro forma	$(8,022)	$(15,235)		$(7,680)		$(4,811)	$(8,835)		$(26,523)
Basic and diluted earnings (loss) per share from operations, as reported	$(0.24)	$(0.37)		$(0.28)		$0.02	$(0.28)		$(0.76)
Basic and diluted earnings (loss) per share from operations, pro forma	$(0.30)	$(0.45)	(3)	$(0.39)	(3)	$(0.16)	$(0.45)	(3)	$(1.07)

Weighted Average Assumptions used(1):
Risk free interest rate	3.90%	3.84%		3.35%		3.18%	2.97%		2.89%
Volatility	91%	88%		99%		100%	100%		100%
Expected term	5 years	5 years		5 years		5 years	5 years		5 years
________________________
(1)	The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value calculations assume no expected dividends.
(2)	Includes the impact of the amortization of deferred non-cash stock compensation expense related to restricted stock grants during 2005, totaling $313,000.
(3)
The previously reported 2004 and 2003 pro forma income(loss) from operations and related pro forma earnings (loss) per share amounts have been revised for a computational error in the amortization of stock compensation expense.

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

Advertising. Costs associated with marketing and advertising our products and services are expensed as incurred. For the years ended December 31, 2005, 2004 and 2003, marketing and advertising expenses, incurred solely by the CombiMatrix group, were $516,000, $314,000 and $26,000, respectively.

Income Taxes. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Acacia Research Corporation’s financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

Comprehensive Income (Loss). Comprehensive income (loss) is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.

Segment Reporting. We use the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of Acacia Research Corporation’s reportable segments.

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

Earnings (Loss) Per Share.  Basic earnings per share for each class of common stock is computed by dividing the income or loss allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock. Diluted earnings per share is computed by dividing the income or loss allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options and unvested restricted stock grants.

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

The following table presents a reconciliation of basic and diluted income (loss) per share:

	For the Year	For the Year	For the Year
	Ended December 31,	Ended December 31,	Ended December 31,
	2005	2004	2003
Acacia Research - Acacia Technologies stock

Basic and diluted weighted average number of common shares outstanding	26,630,732	19,784,883	19,661,655

All outstanding stock options and restricted stock excluded from the computation of
diluted loss per share because the effect of inclusion would have been anti-dilutive	6,315,000	5,726,000	5,139,000

Acacia Research - CombiMatrix stock

Basic weighted average number of common shares outstanding	33,678,603	29,962,596	24,827,819
Dilutive effect of outstanding stock options and warrants	--	1,033,067	--
Diluted weighted average number of common and
potential common shares outstanding	33,678,603	30,995,663	24,827,819

Outstanding stock options excluded from the computation of diluted loss per share
because the effect of inclusion would have been anti-dilutive	6,925,000	3,966,000	6,617,000

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

Minority interests represent participation of other stockholders in the net equity and in the division earnings and losses of the groups and are reflected in the caption “Minority interests” in the group financial statements. Minority interests adjust group net results of operations to reflect only the group’s share of the division earnings or losses of non-wholly owned investees.

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

Management Allocation Policies. The management and allocation policies applicable to the preparation of the financial statements of the CombiMatrix group and the Acacia Technologies group may be modified or rescinded, or additional policies may be adopted, at the sole discretion of the Acacia Research Corporation board of directors at any time without approval of the stockholders. The group’s financial statements reflect the application of the management and allocation policies adopted by the Acacia Research Corporation board of directors to various corporate activities, as described below. Management has no plans to change allocation methods or the composition of the groups. The group financial statements should be read in conjunction with the Acacia Research Corporation consolidated financial statements and related notes.

Treasury and Cash Management Policies. Cash and cash equivalents and short-term investments are attributed to the groups based on the respective cash and cash equivalents and short term investments balances of the entities comprising each group. Acacia Research Corporation’s cash and the cash held by its intellectual property licensing businesses, including all cash raised through Acacia Research Corporation’s previous offerings, have been attributed to the Acacia Technologies group as these funds are intended to support the intellectual property licensing businesses of Acacia Research Corporation. All cash raised by CombiMatrix Corporation and Advanced Material Sciences have been attributed to the CombiMatrix group. Acacia Research Corporation manages most treasury and cash management activities on a decentralized basis, with each group separately managing its own treasury activities. Pursuant to treasury and cash management policies adopted by the Acacia Research Corporation board of directors, the following applies:

•
Acacia Research Corporation will attribute each future issuance of AR-Acacia Technologies stock (and the proceeds thereof) to the Acacia Technologies group and will attribute each future issuance of AR-CombiMatrix stock (and the proceeds thereof) to the CombiMatrix group;

•
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

•	Dividends, if any, on AR-Acacia Technologies stock will be charged against the Acacia Technologies group, and dividends, if any on AR-CombiMatrix stock will be charged against the CombiMatrix group;

•	Repurchases of AR-Acacia Technologies stock will be charged against the Acacia Technologies group and repurchases of AR-CombiMatrix stock will be charged against the CombiMatrix group;

•
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

•
Any cash transfers accounted for as short-term loans will bear interest at the rate at which Acacia Research Corporation could borrow such funds. In addition, any cash transfers accounted for as a long-term loan will have interest rates, amortization, maturity, redemption and other terms that reflect the then-prevailing terms on which Acacia Research Corporation could borrow such funds.

Assets and Liabilities. Acacia Research Corporation’s assets and liabilities have been attributed to the Acacia Technologies group and the CombiMatrix group based on the respective asset and liabilities of the business comprising each group. Net intangible assets recorded at the Acacia Research Corporation level, primarily consisting of acquired patents and goodwill balances, have been attributed to the respective businesses comprising each group to which the intangibles and goodwill relate.

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

Direct salaries, payroll taxes and fringe benefits are allocated to the groups based on the percentage of actual time incurred by specific employees to total annual time available and direct costs including, postage, insurance, legal fees, accounting and tax and other are allocated to the groups based on specific identification of costs incurred on behalf of each group. Other direct costs, including direct depreciation expense, computer costs, general office supplies and rent are allocated to the groups based on the ratio of direct salaries to total salaries. Indirect costs, including indirect salaries and benefits, investor relations, rent, general office supplies and indirect depreciation are allocated to the groups based on the ratio of direct salaries for each group to total direct salaries. Included in marketing, general and administrative expenses of the Acacia Technologies group are allocated corporate charges of $2,612,000 $2,158,000 and $2,156,000 relating to the periods ending December 31, 2005, 2004, and 2003, respectively. Included in marketing, general and administrative expenses of the CombiMatrix group are allocated corporate charges of $498,000, $689,000, and $894,000 relating to the periods ending December 31, 2005, 2004, and 2003, respectively.

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

Allocation of Federal and State Income Taxes. Acacia Research Corporation determines its federal income taxes and the federal income taxes of its subsidiaries that own assets allocated between the groups on a consolidated basis. Acacia Research Corporation allocates consolidated federal income tax provisions and related tax payments or refunds between the Acacia Technologies’ group and CombiMatrix group based principally on the taxable income and tax credits directly attributable to each group. Such allocations reflect each group’s contribution, whether positive or negative, to Acacia Research Corporation’s consolidated federal taxable income and consolidated federal tax liability and tax credit position. Acacia Research Corporation will credit tax benefits that cannot be used by the group generating those benefits but can be used on a consolidated tax return basis to the group that generated such benefits.

Inter-group transactions are treated as taxed as if each group was a stand-alone company. Depending on the tax laws of the respective jurisdictions, state and local income taxes are calculated on either a consolidated or combined basis between the groups based on their respective contribution to such consolidated or combined state taxable incomes. State and local income tax provisions and related tax payments or refunds which are determined on a separate corporation basis are allocated between the groups in a manner designed to reflect the respective contributions of the groups to Acacia Research Corporation’s separate or local taxable income.

Recent Accounting Pronouncements. In June 2005 the FASB issued FASB Staff Position No. 150-5, “Issuer's Accounting under FASB Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares That Are Redeemable,” (“FSP No. 150-5”) to address whether freestanding warrants and other similar instruments on shares that are redeemable would be subject to the requirements of FASB Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” regardless of the timing of the redemption feature or the redemption price. FSP No. 150-5 clarifies that warrants for shares that are redeemable are liabilities under Statement 150 because the warrants embody obligations to repurchase the issuer's shares and may require (either conditionally or unconditionally) a transfer of assets. The liability is required to be adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock, with the corresponding charge (credit) reflected in the statement of operations and comprehensive loss. The guidance in FSP No. 150-5 is required to be applied to the first reporting period beginning after June 30, 2005, with the cumulative effect of changes to previously reported financial information reflected in the first reporting period beginning after June 30, 2005. Refer to Note 10 for a description of the impact of FSP No. 150-5 on Acacia Research Corporations financial position and results of operations for the periods presented.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” (SFAS No. 154). This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and will only impact the consolidated and separate group financial statements in periods in which a change in accounting principle is made.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments,” (“SFAS No. 123(R)”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123(R) is a revision of SFAS No. 123, and supersedes APB No. 25. Among other items, SFAS No. 123(R) eliminates the use of APB No. 25 and the intrinsic value method of accounting for stock-based award, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards as of the grant date, in the financial statements. As a result of the SEC’s April 2005 deferral of the effective date of SFAS No. 123(R), Acacia Research Corporation will be required to adopt SFAS No. 123(R) effective January 1, 2006. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation costs is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123(R) for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123(R). Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123. Acacia Research Corporation intends to use the modified prospective method for implementing SFAS No. 123(R).

Acacia Research Corporation currently utilizes a standard option-pricing model (Black-Scholes) to measure the fair value of stock options granted to employees. While SFAS No. 123(R) permits entities to continue to use such a model, the standard also permits the use of a “lattice” model.

The adoption of SFAS No. 123(R) will reduce/increase Acacia Research Corporation’s, the CombiMatrix group’s and the Acacia Technologies group’s net income/net loss and earnings/loss per share, beginning in January 2006, and in future periods. The impact of the adoption of SFAS No. 123(R) cannot be quantified at this time because it will depend on levels of share-based payments granted in future periods. However, had Acacia Research Corporation adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of the application of the current fair-value recognition provisions of SFAS No. 123, as shown in our disclosure of pro forma net income(loss) and earnings(loss) per share, in Note 2 above.

3. SHORT-TERM INVESTMENTS

Short-term investments consist of the following at December 31, 2005 and 2004 (in thousands):

	2005		2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available-for-sale securities:
Corporate and municipal bonds and notes	$4,858	$4,846	$6,562	$6,541
Auction rate securities and annuity investments	20,772	20,771	16,725	16,725
U.S. government securities	11,437	11,392	14,220	14,186
Certificates of deposit	2,000	2,000	1,000	996
	$39,067	$39,009	$38,507	$38,448

Due within one year	$17,041	$16,987	$21,782	$21,723
Due after one year through two years	1,254	1,251	-	-
Auction rate securities and annuity investments, maturities ranging from zero to 48 years	20,772	20,771	16,725	16,725
	$39,067	$39,009	$38,507	$38,448

Gross unrealized gains and losses related to available-for-sale securities were not material for the periods presented. As disclosed in Note 2, auction rate securities are classified as short-term available-for-sale securities due to our ability to quickly liquidate these securities as their variable rates reset, typically every 7 to 63 days. Annuity investments are classified as current as the instruments provide daily liquidity, similar to a money market instrument and all funds are available for current operations. See Note 2 for more information.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Machine shop and laboratory equipment	$4,931	$3,791
Furniture and fixtures	407	369
Computer hardware and software	1,242	1,045
Leasehold improvements	1,061	1,027
Construction in progress	17	359
	7,658	6,591
Less: accumulated depreciation and amortization	(5,174)	(4,157)
	$2,484	$2,434

Depreciation and amortization expense was $1,147,000, $1,154,000 and $1,428,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Fully depreciated assets totaling $937,000 were written off in 2004.

5. BALANCE SHEET COMPONENTS

Accounts payable, accrued expenses and other consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Accounts payable	$936	$628
Payroll and other employee benefits	486	436
Accrued vacation	686	538
Accrued liabilities of discontinued operations	136	272
Accrued legal expenses	464	1,195
Accrued consulting and other professional fees	447	596
Deferred rent	315	340
Inventor royalties - V-chip	225	--
Other accrued liabilities	229	134
	$3,924	$4,139

Deferred revenues consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Milestone and up-front payments	$1,604	$3,959
License fee payments	639	428
	2,243	4,387
Less: current portion	(804)	(494)
	$1,439	$3,893

In August 2004, the CombiMatrix group received a $1,000,000 upfront payment from Furuno Electric Co., LTD (“Furuno”) as part of a multi-year collaboration agreement to develop a bench-top array synthesizer for commercial applications. In 2003, the CombiMatrix group received upfront and milestone payments from Toppan Printing Co., LTD. (“Toppan”) totaling $2,400,000, pursuant to a multi-year collaboration and supply agreement to develop and manufacture arrays using the CombiMatrix group’s proprietary electrochemical detection approach. The payments received from Furuno and Toppan were included in deferred revenues at December 31, 2004, in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements.

During the fourth quarter of 2005, the CombiMatrix group completed all obligations under its collaboration and supply agreement with Toppan. As a result of completing all of its obligations under this agreement and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred payments received from Toppan, totaling $2,266,000, as collaboration agreement revenues in the accompanying consolidated statement of operations and comprehensive loss.

In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche. As a result of completing all of its obligations under this agreement and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred payments received from Roche as collaboration agreement revenues totaling $17,302,000 during the first quarter of 2004.

6. INVESTMENTS

In October 2004 (the “Investment Date”), the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. (“Leuchemix”), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly, beginning with the fourth quarter of 2004 and continuing through the third quarter of 2006. As of December 31, 2005 and 2004, the CombiMatrix group had invested $1,850,000 and $250,000, representing a 19% and a 3% interest in the total outstanding voting securities of Leuchemix, respectively. In accordance with the terms of the purchase agreement, CombiMatrix Corporation’s CEO was named a director of Leuchemix. The CombiMatrix group’s investment in Leuchemix is being accounted for under the equity method for all periods presented as the CombiMatrix group has the ability to exercise significant influence over Leuchemix, primarily due to CombiMatrix Corporation’s representation on Leuchemix’s board of directors.

The CombiMatrix group’s equity in the losses of Leuchemix, including its share of the amortization expense related to the excess purchase consideration over the book value of Leuchemix was $352,000 and $17,000 for the years ended December 31, 2005 and 2004, respectively. Future investments in Leuchemix will be accounted for as step acquisitions. Summary financial information for Leuchemix was not significant for the periods presented.

In the second quarter of 2003, the Acacia Technologies group recorded an impairment charge of $207,000 for an other-than-temporary decline in the fair value of its cost method investment in Advanced Data Exchange. Impairment indicators included a continued decline in the working capital of the entity and reference to a recent equity transaction and related valuation indicating an other-than-temporary decline in fair value of the investment.

7. INTANGIBLES

The Acacia Technologies group had $121,000 of goodwill at December 31, 2005 and 2004.

The CombiMatrix group had $18,859,000 and $19,424,000 of goodwill at December 31, 2005 and 2004, respectively. At December 31, 2004, $565,000 of goodwill related to step-acquisitions of Advanced Materials Sciences, Inc. (“AMS”) and CombiMatrix K.K. during July 2003. These reporting units were tested for impairment in the fourth quarter of 2005 in connection with our annual forecasting process. Due to the lack of third-party research and development funding for AMS and declining array product sales at CombiMatrix K.K., operating profits and cash flows were lower than expected during the preceding three quarters. Based on these trends, the operating forecasts for 2006 were revised downward and as a result, a goodwill impairment loss of $565,000 was recognized in December 2005. The fair values of these reporting units were estimated using the expected present value of their future cash flows.

In August 2004, as a result of the adverse ruling in Acacia Technologies group’s V-chip patent infringement litigation and completion of the V-chip license program, as described at Note 14, the Acacia Technologies group recorded an impairment charge totaling $1,616,000 in connection with the write-down of 100% of the goodwill related to the V-chip.

Acacia Research Corporation’s only identifiable intangible assets at December 31, 2005 and 2004 are patents. The gross carrying amounts and accumulated amortization as of December 31, 2005 and 2004 and amortization expense for the periods presented, related to patents, by segment, are as follows (in thousands):

	Acacia Technologies Group		CombiMatrix Group		Consolidated
	2005	2004	2005	2004	2005	2004

Gross carrying amount - patents	$30,392	$4,726	$12,095	$12,095	$42,487	$16,821
Accumulated amortization	(6,606)	(1,684)	(4,169)	(3,074)	(10,775)	(4,758)
Patents, net	$23,786	$3,042	$7,926	$9,021	$31,712	$12,063

	Acacia Technologies Group			CombiMatrix Group
	2005	2004	2003	2005	2004	2003

Patent amortization expense	$4,922	$501	$502	$1,095	$1,096	$1,095

The Acacia Technologies group and the CombiMatrix group’s patents have remaining estimated economic useful lives up to 2012 and 2020, respectively. The weighted average remaining estimated economic useful life of the Acacia Technologies group’s patents is 5 years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2010, is estimated to be $5,350,000 in 2006, $5,298,000 in 2007, $3,975,000 in 2008, $3,524,000 in 2009 and $3,256,000 in 2010 for the Acacia Technologies group and $1,095,000 per year for the CombiMatrix group. At December 31, 2005 and December 31, 2004, all of our acquired intangible assets other than goodwill were subject to amortization.

For the year ended December 31, 2005, the Acacia Technologies group incurred patent acquisition costs totaling $445,000 in connection with the acquisition of the rights to several additional patent portfolios. The patents have estimated economic useful lives ranging from four to seven years and are being amortized over a weighted average economic useful life of five years. Refer to Note 8 for additions to patent related intangibles in connection with the GPH Acquisition.

8. ACQUISITIONS

On January 28, 2005, Acacia Global Acquisition Corporation, a wholly owned subsidiary of Acacia Research Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies. The acquisition provided the Acacia Technologies group with 100% ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. As a result of the acquisition, the Acacia Technologies group expanded and diversified its revenue generating opportunities and accelerated the execution of the Acacia Technologies group’s business strategy of acquiring, developing and licensing patented technologies.

The acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangibles and liabilities assumed, based on their estimated fair market values at the date of acquisition. The consolidated statement of operations and comprehensive loss includes the results of the acquired companies beginning on January 28, 2005, the date of acquisition. The aggregate purchase consideration was approximately $25,089,000, including $5.0 million of cash, the issuance of 3,938,832 shares of AR-Acacia Technologies stock valued at $19,293,000 (net of estimated common stock registration costs of $212,000) and other acquisition costs, including registration costs, totaling $796,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the total purchase consideration and the allocation of the consideration paid to the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Consideration:
Cash paid	$5,000
Fair value of AR-Acacia Technologies stock issued(1)	19,293
Acquisition and registration costs	796
Total purchase consideration	$25,089
Purchase Price Allocation:
Estimated fair value of net tangible assets acquired at January 28, 2005	$(42)
Intangible assets acquired - patents and patent rights(1)	25,131
Total	$25,089
____________________________________________
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

Amounts attributable to patents and patent rights acquired are amortized using the straight-line method over the estimated economic useful lives of the underlying patents which range from two to seven years. As of the date of acquisition, the estimated weighted average useful life of amortizable patent related intangibles acquired is approximately 6 years.

In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC who, as a result of the acquisition transaction, became a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the year ended December 31, 2005 include $1,009,000 in expenses related to the consulting agreement. Consulting services performed consist primarily of consultation on intellectual property matters associated with the patents and patent rights acquired in the transaction. The consulting fees are being expensed in the consolidated statement of operations and comprehensive loss as the consulting services are rendered during the two-year term of the consulting agreement. Acacia Global Acquisition Corporation may terminate the consulting agreement for cause as provided for in the agreement. The consulting agreement also contains certain automatic termination provisions, including; the failure by Acacia Global Acquisition Corporation to make timely consulting payments in accordance with the agreement; a significant decrease in working capital of Acacia Research Corporation, as defined in the agreement; material breach of the agreement by Acacia Global Acquisition Corporation; and the death of the consultant. Any occurrence of these conditions may require the payment of all remaining consulting fees outstanding under the agreement within thirty days of the occurrence of the termination event. Acacia Research Corporation also executed an agreement guaranteeing Acacia Global Acquisition Corporation’s performance of its obligations under the consulting agreement.

The acquisition will be treated for tax purposes as a taxable asset acquisition and, as such, Acacia Research Corporation does not expect any book/tax basis differences and thus, no deferred income taxes were recorded in connection with the application of the purchase method of accounting. Differences between the book and tax amortization period for amounts allocated to patented related intangibles will give rise to deferred tax assets in future periods.

The following unaudited pro forma combined results of operations for the periods presented are provided for illustrative purposes only and assume the acquisition occurred as of January 1, 2005, and 2004. The unaudited pro forma combined financial results do not purport to be indicative of the results of operations for future periods or the results that actually would have been realized had the entities been a single entity during these periods. The unaudited pro forma combined results are presented in thousands, except share and per share information.

	For the Twelve Months Ended
	December 31, 2005 (1)	December 31, 2004

Total revenues	$27,607	$40,693

Total operating expenses	49,233	49,143

Operating income (loss)	(21,626)	(8,450)

Total other income	2,406	1,099

Income (loss) from continuing operations before income taxes	(19,220)	(7,351)

Benefit for income taxes and minority interests	304	261

Estimated loss on discontinued operations	(237)	(104)

Net income (loss)	$(19,153)	$(7,194)

Pro forma earnings (loss) per common share:
Attributable to the Acacia Technologies group:
Net loss	$(6,752)	$(7,904)
Basic and diluted loss per share	(0.25)	(0.33)

Weighted average shares (2):
Acacia Research - Acacia Technologies stock:
Basic and diluted	26,922,097	23,723,715
_______________________
(1)
Results of operations for the LLCs acquired in the GPH Acquisition were not material for the period January 1, 2005, through January 28, 2005. Pro forma adjustments reflect the impact of the acquisition for the 28-day period from January 1, 2005 to January 28, 2005.

(2)	There is no pro forma impact on earnings (loss) per share attributable to the CombiMatrix group for any periods.

9. STOCKHOLDERS’ EQUITY

Redeemable Capital Stock

The authorized capital stock of Acacia Research Corporation consists of 110,000,000 shares, of which 50,000,000 shares is a class of common stock designated as “AR-CombiMatrix stock,” having a par value of $0.001 per share, 50,000,000 shares is a class of common stock designated as “AR-Acacia Technologies stock,” having a par value of $0.001 per share, and 10,000,000 is a class of preferred stock having a par value of $0.001 per share (the “Preferred Stock”) and issuable in one or more series as determined by the board of directors pursuant to Acacia Research Corporation’s restated certificate of incorporation. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock vote together as a single class (except in certain limited circumstances). Each share of AR-CombiMatrix stock entitles the holder to one vote. Each share of AR-Acacia Technologies stock entitles the holder, for any particular vote, to a number of votes equal to the average market value of a share of AR-Acacia Technologies stock divided by the average market value of a share of AR-CombiMatrix stock over a specified 20-trading day period ending on the tenth trading day prior to the record date for determining the stockholders entitled to vote.

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

Each class of stock is designed to reflect the financial performance of the respective group, rather than the performance of Acacia Research Corporation as a whole. The chief mechanisms intended to cause the AR-CombiMatrix stock and the AR-Acacia Technologies stock to reflect the financial performance of the respective group are provisions in Acacia Research Corporation’s restated certificate of incorporation governing dividends and distributions. Under these provisions, Acacia Research Corporation will:

•
factor the assets and liabilities and income or losses attributable to the respective group into the determination of the amount available to pay dividends on the shares issued for the respective group; and

•
require Acacia Research Corporation to exchange, redeem or distribute a dividend on the stock of a group if all or substantially all of the assets allocated to the respective group are sold to a third party.

Management of Acacia Research Corporation cannot assure the holders of AR-CombiMatrix stock or AR-Acacia Technologies stock that the market values of the two share classes will in fact reflect the separate performance of each class of stock. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock are stockholders of Acacia Research Corporation and as a result, are subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. Financial effects from one group that affect Acacia Research Corporation’s consolidated results of operations or financial condition could, if significant, affect the results of operations or financial condition of the other group.

Acacia Research Corporation’s board of directors, subject to state laws and limits in our restated certificate of incorporation, including those discussed above, will be able to declare dividends on AR-CombiMatrix stock and AR-Acacia Technologies stock in its discretion. To date, Acacia Research Corporation has never paid or declared cash dividends on shares of our stock, nor do we anticipate paying cash dividends on either of the two classes of stock in the foreseeable future.

The allocation of corporate expenses is generally based on utilization and is in accordance with Acacia Research Corporation’s restated certificate of incorporation, for the purpose of measuring earnings available to stockholders of AR-CombiMatrix stock and AR-Acacia Technologies stock and does not necessarily reflect the financial condition, cash flows and operating results of each division as if it were a stand-alone entity. The management and allocation policies applicable to the determination of the assets and liabilities and income or losses attributable to the respective group may be modified or rescinded, or additional policies may be adopted, at the sole discretion of Acacia Research Corporation’s board of directors at any time without approval of the stockholders. Acacia Research Corporation’s management and board of directors have the ability to: transfer funds between the groups at the discretion of management and the board of directors; allocate financing costs between groups that may not reflect the separate borrowing costs of the groups; and charge a greater or lesser portion of the total corporate tax liability to the groups than that which would have been charged if the groups were stand-alone entities. Acacia Research Corporation’s management and board of directors do not presently intend to modify or rescind the methodologies and assumptions underlying the allocations in the pro forma financial statements. Refer to Note 2 for a description of applicable management allocation policies.

Other

In September 2005, Acacia Research Corporation raised gross proceeds of $10,537,000 through the sale of 6,385,907 shares of AR-CombiMatrix stock and 1,596,478 AR-CombiMatrix stock purchase warrants at a price of $1.65 per unit in a registered direct offering. Each unit consisted of one share of AR-CombiMatrix stock and one-quarter of a five-year AR-CombiMatrix stock purchase warrant. Each full AR-CombiMatrix stock purchase warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $2.40 per share and is exercisable immediately upon issue. Net proceeds raised of approximately $9,609,000, which are net of related issuance costs, were attributed to the CombiMatrix group. Refer to Note 10 regarding classification of the warrants in the accompanying December 31, 2005 consolidated balance sheet.

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

In May 2003, Acacia Research Corporation completed a private equity financing, raising gross proceeds of $5,247,000 through the issuance of 2,385,000 units. Each unit consists of one share of AR-CombiMatrix common stock and one-half, five-year callable common stock purchase warrant. Each full common stock purchase warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $2.75 per share and is callable by Acacia Research Corporation beginning in May 2004 once the daily average of the high and low prices of Acacia Research Corporation’s AR-CombiMatrix stock on the Nasdaq SmallCap Market is equal to or above $4.50 for 20 consecutive trading days. Acacia Research Corporation issued an additional 31,502 shares of AR-CombiMatrix stock in lieu of cash payments in conjunction with the private placement for finder’s fees. Net proceeds raised from the private equity financing of $4,862,000 were attributed to the CombiMatrix group. Refer to Note 10 regarding classification of the warrants in the accompanying December 31, 2005 consolidated balance sheet.

During 2004 and 2003, proceeds of $2,093,000 and $450,000 were received from the issuance of 761,205 and 164,000 shares, respectively, of AR-CombiMatrix stock related to the exercise of certain warrants issued in connection with the May 2003 private equity financing described above. The proceeds from the warrants exercised were attributed to the CombiMatrix group.

10. COMMON STOCK PURCHASE WARRANT LIABILITY

Acacia Research Corporation’s classes of common stock are subject to certain redemption provisions in the event that Acacia Research Corporation sells, transfers, assigns or otherwise disposes of, in one transaction or a series of related transactions, all or substantially all of the properties and assets attributed to either group.

Acacia Research Corporation adopted FASB Staff Position No. 150-5 (“FSP No. 150-5”), effective July 1, 2005, which requires that warrants for shares that are redeemable be classified as liabilities, based on the fair values of the warrants, which are required to be marked to market at each balances sheet date. As a result, Acacia Research Corporation reclassified $521,000 from redeemable equity to a long-term warrant liability (included in “Other liabilities”), representing the fair value of 283,410 contingently redeemable AR-CombiMatrix stock purchase warrants originally issued in May 2003 (“May 2003 warrants”) and exercisable through May 2008. The cumulative effect of changes in the fair value of the warrant liability related to the May 2003 warrants through June 30, 2005 (immediately prior to the adoption date), was a net credit of $39,000, which is included in warrant charges (credits) in the statement of operations. Warrant charges (credits) for the year ended December 31, 2005 also included a net credit of $352,000 related to changes in the fair value of the liability related to the May 2003 warrants from July 1, 2005 through December 31, 2005.

In addition, in accordance FSP No. 150-5, the long-term warrant liability at December 31, 2005 also included $1,251,000, representing the December 31, 2005 fair value of the 1,596,478 contingently redeemable AR-CombiMatrix stock purchase warrants issued in the September 2005 equity financing described earlier. Warrant charges (credits) for the year ended December 31, 2005 includes a net credit of $421,000 related to changes in the fair value of the warrant liability related to the September 2005 warrants from September 2005 to December 31, 2005.

The fair value of AR-CombiMatrix stock purchase warrants was determined using the Black-Scholes option-pricing model, assuming weighted average risk free interest rates of approximately 2.34%, 3.72%, 4.18% and 4.35% in May 2003, June 2005, September 2005 and December 2005, respectively, volatility of 100% in May 2003, 88% in June 2005, 88% in September 2005 and 84% in December 2005, respectively, and expected terms of 3 to 5 years.

11. INCOME TAXES

The benefit for income taxes consists of the following (in thousands):

	2005	2004	2003
Current:
U.S. Federal tax	$--	$--	$(2)
State taxes	(23)	4	9
	(23)	4	7
Deferred:
U.S. Federal tax	(279)	(279)	(280)
State taxes	--	--	--
	(279)	(279)	(280)
	$(302)	$(275)	$(273)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Deferred tax assets:
Basis of investments in affiliates	$28,808	$28,808
Depreciation and amortization	915	(197)
Intangibles	(646)	(866)
Deferred revenue	743	1,000
Stock compensation	8,319	8,231
Accrued liabilities and other	767	1,022
Write-off of investments	1,842	1,842
Net operating loss and capital loss carryforwards and credits	59,753	54,278

Total deferred tax assets	100,501	94,118
Less: valuation allowance	(100,501)	(94,118)

Deferred tax assets, net of valuation allowance	--	--
Deferred tax liabilities:
Intangibles	(2,701)	(2,981)
Net deferred tax liability	$(2,701)	$(2,981)

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2005	2004	2003
Statutory federal tax rate	(34%)	(34%)	(34%)
Tax exempt interest	--	(1%)	--
Goodwill impairment	1%	--	--
Non deductible permanent items	(2%)	(1%)	--
Intangibles	--	--	1%
Tax credits and other	2%	(9%)	(1%)
Valuation allowance	31%	40%	33%
	(2%)	(5%)	(1%)

At December 31, 2005, Acacia Research Corporation has deferred tax assets totaling approximately $100,501,000, which are fully offset by a valuation allowance due to management’s determination that the criteria for recognition have not been met.

At December 31, 2005, consolidated U.S. Federal and state income tax net operating loss carry forwards (“NOLs”), excluding NOLs related to subsidiaries for which we do not file a consolidated tax return, were approximately $154,480,000 and $47,744,000 respectively, expiring between 2010 and 2025, and 2006 and 2015, respectively. In addition, we had consolidated tax credit carryforwards of approximately $3,521,000. The amount of the CombiMatrix Corporation NOLs and tax credits acquired in 2002, totaling approximately $63,033,000 (expiring between 2012 and 2025) and $1,981,000, respectively, that can be utilized annually to offset future taxable income or tax liability has been limited under the Internal Revenue Code due to the ownership change resulting from our December 2002 increase in ownership interest in CombiMatrix Corporation to 100%.

As of December 31, 2005, the aggregate tax NOLs at other subsidiaries for which we do not file a consolidated tax return are approximately $21,075,000 for federal income tax purposes, expiring between 2010 and 2025. However, the use of these NOLs is limited to the separate earnings of the respective subsidiaries. In addition, ownership changes may also restrict the use of NOLs and tax credits.

Had the Acacia Technologies group and the CombiMatrix group each filed separate tax returns, the provision (benefit) for income taxes and division net income (loss) would not have differed from the amounts reported in Acacia Research Corporation’s statement of operations and comprehensive loss for the periods presented.

As of December 31, 2005, approximately $8,177,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia Research Corporation’s NOLs. At such time as the valuation allowance is released, the benefit will be credited to additional paid-in capital.

12. DISCONTINUED OPERATIONS

In 2005 and 2004, the Acacia Technologies group accrued an additional $237,000 and $104,000 (net of minority interests), respectively, in estimated costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001). The additional accruals relate primarily to certain noncancellable lease obligations, the inability to sublease the related office space at rates commensurate with our existing obligations and certain lease termination costs. The related lease obligations, which were guaranteed by Acacia Research Corporation, expired in August 2005.

The assets and liabilities of the discontinued operations at December 31, 2005 and 2004 consist primarily of $741,000 and $889,000 of cash and cash equivalents and lease deposits and $144,000 and $275,000 of accounts payable and accrued expenses, respectively.

13.  STOCK INCENTIVE PLANS AND WARRANTS

The 2002 Acacia Technologies Stock Incentive Plan (the “AR-Acacia Technologies Group Plan”) and the 2002 CombiMatrix Stock Incentive Plan (the “AR-CombiMatrix Group Plan”) were approved by the stockholders of Acacia Research Corporation in December 2002 (refer to Note 1). The AR-Acacia Technologies Group Plan authorizes grants of stock options, stock awards and performance shares with respect to AR-Acacia Technologies stock. The AR-CombiMatrix Group Plan authorizes grants of stock options, stock awards and performance shares with respect to AR-CombiMatrix stock. Directors and certain officers and key employees with responsibilities involving both the Acacia Technologies group and the CombiMatrix group may be granted awards under both incentive plans in a manner which reflects their responsibilities. The board of directors believes that granting participants awards tied to performance of the group in which the participants work and, in certain cases the other group, is in the best interest of the Acacia Research Corporation and its stockholders.

As a result of the recapitalization of Acacia Research Corporation in December 2002, each outstanding option and warrant to acquire a share of Acacia Research Corporation common stock under the existing stock option plans or warrants was converted into separately exercisable options or warrants, as the case may be, to acquire 0.5582 of a share of AR-CombiMatrix stock and one share of AR-Acacia Technologies stock. The conversion ratio for shares of AR-CombiMatrix stock is equal to the quotient obtained by dividing (a) the number of shares of CombiMatrix Corporation common stock owned by Acacia Research Corporation immediately prior to the effective time of the merger by (b) the total number of shares of Acacia Research Corporation common stock issued and outstanding immediately prior to the effective time. The exercise price for the resulting AR-Acacia Technologies stock options and warrants and AR-CombiMatrix stock options and warrants was calculated by multiplying the exercise price under such existing stock option or warrant by a fraction, the numerator of which is the result obtained by multiplying the opening price of the applicable class of common stock underlying such option on the first date such stocks are traded after the recapitalization times the applicable conversion ratio and the denominator of which is the sum of such amounts for the AR-CombiMatrix stock and the AR-Acacia Technologies stock. However, the aggregate intrinsic value of the options was not increased, and the ratio of the exercise price per option to the market value per share was not reduced. The converted options continue to be governed by the terms and conditions of the original option plans.

As a result of the merger transaction with CombiMatrix Corporation, in December 2002 (refer to Note 1), each outstanding option to purchase shares of CombiMatrix Corporation common stock under CombiMatrix Corporation’s 1995 Stock Option Plan, 1998 Stock Option Plan and 2000 Stock Awards Plan, whether or not exercisable, was assumed by Acacia Research Corporation. Each assumed option continues to be governed by the same terms and conditions that governed it under the applicable CombiMatrix Corporation plan immediately before the effective time of the merger except that the option is exercisable for shares of AR-CombiMatrix stock rather than CombiMatrix Corporation common stock. The number of shares of AR-CombiMatrix stock issuable upon exercise of the assumed option, as well as the exercise price, is the same as the number of shares of CombiMatrix Corporation common stock issuable and exercise price prior to the merger. The exchange of AR-CombiMatrix stock options for CombiMatrix Corporation common stock options is considered a modification (or settlement) of a stock-based compensation arrangement resulting in a new measurement date for the respective awards. The new measurement date for the award modifications was December 13, 2002, the effective date of the merger, and resulted in additional stock-based compensation of $116,000, which was allocated to the CombiMatrix group.

Stock Option Plans

The terms of the AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan are identical except that AR-Acacia Technologies stock may be issued only under the AR-Acacia Technologies Group Plan and AR-CombiMatrix stock may be issued only under the AR-CombiMatrix Group Plan.

Acacia Research Corporation’s compensation committee administers the discretionary option grant and stock issuance programs. This committee determines which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding.

Programs

        Each of the incentive plans has four separate programs:

•
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

•
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

•
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

•
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

Options are generally exercisable six months to one year after grant and expire five years after grant for directors or up to ten years after grant for key employees. The authorized number of shares of common stock subject to the AR-Acacia Technologies Group Plan is 6,708,000 shares. The authorized number of shares of common stock subject to the AR-CombiMatrix Group Plan is 10,310,000 shares. At December 31, 2005, shares available for grant are 4,000 and 2,071,000 under the AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan, respectively.

The following summarizes stock-based compensation activities under our plans:

AR-Acacia Technologies Stock:
	Shares	Exercise Prices	Weighted Average Price

Balance at December 31, 2002	4,295,000	$ 1.85 - $ 34.84	$ 9.36
Options Granted	1,059,000	$ 1.37 - $ 5.17	$ 3.35
Options Exercised	(99,000)	$ 1.85 - $ 2.70	$ 1.91
Options Cancelled	(116,000)	$ 1.85 - $ 18.98	$ 8.07
Balance at December 31, 2003	5,139,000	$ 1.37 - $ 34.84	$ 8.29
Options Granted	913,000	$ 2.90 - $ 6.76	$ 4.63
Options Exercised	(155,000)	$ 1.85 - $ 4.75	$ 4.04
Options Cancelled	(171,000)	$ 1.85 - $ 34.84	$ 8.77
Balance at December 31, 2004	5,726,000	$ 1.37 - $ 29.09	$ 7.81
Options Granted	603,000	$ 4.98 - $ 7.16	$ 5.84
Restricted Shares Granted	338,000	N/A	N/A
Options Exercised	(134,000)	$ 1.85 - $ 3.00	$ 2.27
Options Cancelled	(218,000)	$ 1.85 - $ 20.90	$ 10.35
Balance at December 31, 2005	6,315,000	$ 0.00 - $ 29.09	$ 7.23
Balance at December 31, 2005 - Options	5,977,000	$ 1.37 - $29.09	$ 7.64
Balance at December 31, 2005 - Restricted shares	338,000	N/A	N/A

Exercisable at December 31, 2003	3,367,000	$ 1.85 - $ 34.84	$ 10.60
Exercisable at December 31, 2004	4,009,000	$ 1.37 - $ 29.09	$ 9.51
Exercisable at December 31, 2005	4,396,000	$ 1.37 - $ 29.09	$ 8.57

AR-CombiMatrix Stock:
	Shares	Exercise Prices	Weighted Average Price

Balance at December 31, 2002	5,620,000	$ 1.50 - $ 27.67	$ 9.24
Options Granted	1,996,000	$ 1.95 - $ 4.49	$ 2.05
Options Exercised	(253,000)	$ 1.95 - $ 2.14	$ 1.86
Options Cancelled	(746,000)	$ 1.95 - $ 24.00	$ 9.89
Balance at December 31, 2003	6,617,000	$ 1.50 - $ 27.67	$ 7.28
Options Granted	1,173,000	$ 3.07 - $ 7.70	$ 5.79
Options Exercised	(1,023,000)	$ 1.50 - $ 5.00	$ 3.19
Options Cancelled	(535,000)	$ 1.95 - $ 27.67	$ 9.89
Balance at December 31, 2004	6,232,000	$ 1.50 - $ 24.00	$ 7.44
Options Granted	1,010,000	$ 1.43 - $ 3.87	$ 2.95
Options Exercised	(6,000)	$ 1.95 - $ 1.95	$ 1.95
Options Cancelled	(311,000)	$ 1.95 - $ 24.00	$ 6.87
Balance at December 31, 2005	6,925,000	$ 1.43 - $ 24.00	$ 6.82

Exercisable at December 31, 2003	4,930,000	$ 1.50 - $ 27.67	$ 7.74
Exercisable at December 31, 2004	4,843,000	$ 1.50 - $ 24.00	$ 8.07
Exercisable at December 31, 2005	5,655,000	$ 1.50 - $ 24.00	$ 7.41

Options and restricted shares outstanding at December 31, 2005 are summarized as follows:

AR-Acacia Technologies Stock:
Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price

Stock Options:
$ 0.00 - $ 3.48	1,169,000	7.5	$1.48	1,109,000	$1.88
$ 3.49 - $ 6.97	3,084,000	6.6	$4.77	1,683,000	$4.60
$ 6.98 - $10.45	184,000	8.4	$7.56	64,000	$8.31
$ 10.46 - $13.94	135,000	4.4	$12.04	135,000	$12.04
$ 13.95 - $17.42	637,000	4.5	$15.19	637,000	$15.19
$ 17.43 - $20.90	487,000	4.6	$19.04	487,000	$19.04
$ 20.91 - $24.39	171,000	4.0	$20.90	171,000	$20.90
$ 24.40 - $29.09	110,000	4.2	$29.09	110,000	$29.09

Restricted Shares:
N/A	338,000	9.5	N/A	N/A
	6,315,000	6.3	$7.23	4,396,000	$8.57

AR-CombiMatrix Stock:
Range of Exercise Prices	Number of Outstanding Options	Weighted Average Remaining Contractual Life	Outstanding Weighted Average Exercise Price	Number Exercisable	Exercisable Weighted Average Exercise Price

$ 1.43 - $ 2.77	1,315,000	7.13	$1.97	1,156,000	$1.95
$ 2.78 - $ 5.53	2,540,000	6.63	$3.68	1,759,000	$3.92
$ 5.54 - $ 8.30	694,000	8.00	$6.79	422,000	$6.79
$ 8.31 - $11.07	661,000	4.70	$9.06	661,000	$9.06
$ 11.08 - $13.83	1,033,000	5.52	$12.02	980,000	$12.02
$ 13.84 - $16.60	320,000	4.86	$15.10	315,000	$15.10
$ 16.61 - $19.37	195,000	4.47	$17.32	195,000	$17.32
$ 22.14 - $24.00	167,000	4.88	$23.67	167,000	$23.67
	6,925,000	6.33	$6.82	5,655,000	$7.41

Information related to options granted for the periods presented is as follows:

	AR-Acacia Technologies Stock			AR-CombiMatrix Stock
	2005	2004	2003	2005	2004	2003
Weighted Average Fair Values:
Stock options granted	$4.17	$3.50	$2.44	$2.08	$4.19	$1.59
Restricted shares granted	$5.07	--	--	--	--	--
Options granted with exercises prices:
Greater than market price on the grant date	--	--	380,000	--	18,000	108,000
Less than market price on the grant date	--	--	--	--	--	18,000

At December 31, 2005 there were 1,596,000 warrants outstanding issued in connection with the September 2005 equity financing discussed elsewhere herein, representing rights to purchase AR-CombiMatrix common stock at a per share exercise price of $2.40, which are exercisable through September 2010.

At December 31, 2005 and 2004, there were 283,000 warrants outstanding issued in connection with the May 2003 equity financing discussed elsewhere herein, representing rights to purchase AR-CombiMatrix common stock at a per share exercise price of $2.75, which are exercisable through May 2008.

We have adopted the disclosure only requirements of SFAS No. 123 with respect to options issued to employees. Refer to Note 2 for additional SFAS No. 123 disclosures.

In accordance with APB No. 25, total non-cash stock compensation expense for restricted shares granted to employees was measured by the difference between the quoted market price of the AR-Acacia Technologies stock at the date of grant or award and the price, if any, to be paid by the employee. The aggregate fair value of restricted shares granted during 2005 was $1,713,000. Deferred stock compensation is being amortized on a straight-line basis over the period the employee performs related services. For the year ended December 31, 2005, total non-cash stock compensation expense related to restricted shares granted for the Acacia Technologies group was $313,000.

Stock option expense reflected in the consolidated statement of operations related to stock options issued to the CombiMatrix group’s scientific advisory board members is accounted for under the fair value method required by SFAS No. 123 and related interpretations. The fair value of options granted to scientific advisory board members was determined using the Black-Scholes option-pricing model with weighted average assumptions as disclosed at Note 2 under “Stock-based Compensation.”

CombiMatrix Molecular Diagnostics 2005 Stock Award Plan

CombiMatrix Corporation’s wholly owned subsidiary, CMD, executed the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan (the "CMD Plan") with plan provisions and terms similar to that of the AR-CombiMatrix Group Plan, as described above. As of December 31, 2005, the CMD Plan had 4,000,000 shares of CMD common stock authorized for issuance and 1,692,000 options outstanding (4,166 options vested) with exercise prices from ranging from $0.10 to $0.20. The weighted average exercise price of outstanding and vested CMD options was approximately $0.10. As of December 31, 2005, the weighted average remaining contractual life of options outstanding under the CMD Plan was 9.5 years.

14. COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain office furniture and equipment and laboratory and office space under various operating lease agreements expiring over the next 7 years. Minimum annual rental commitments on operating leases of continuing operations having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Year

2006	$2,401
2007	2,480
2008	2,180
2009	588
Thereafter	1,355
Total minimum lease payments	$9,004

Rent expense in 2005, 2004 and 2003 was approximately $2,408,000, $2,241,000 and $2,473,000, respectively. Under the terms of the CombiMatrix group’s lease arrangements, a security deposit in the form of a $1,500,000 letter of credit was issued to the landlord.

Collaborative and Research Agreements

In July 2001, the CombiMatrix group entered into a non-exclusive worldwide license, supply, research and development agreement with Roche. Under the terms of the agreement, the CombiMatrix group and Roche would co-develop a platform technology, providing instrumentation and a range of standardized arrays for use in research applications. Subsequently, Roche would purchase, use and resell the CombiMatrix group’s instruments, arrays and related technologies for commercial research and development purposes. The agreement has a 15-year term and provides for minimum payments by Roche to the CombiMatrix group over the first three years, including payments upon the achievement of certain milestone as well as payments for products, royalties and research and development projects. During 2003, the CombiMatrix group’s research and development activities were driven primarily by ongoing performance obligations under the product commercialization phase of its license and research and development agreements with Roche. These activities included costs associated with direct labor, supplies and materials, development of prototype arrays and instruments and the use of outside consultants for certain engineering efforts. As discussed in Note 5, the CombiMatrix group completed all phases of its research and development programs with Roche in March 2004.

As disclosed in Note 6, the CombiMatrix group entered into an agreement with Leuchemix to purchase a total of $4,000,000 of Series A Preferred Stock of Leuchemix over a two-year period. Future contractual cash investments by the CombiMatrix group will total $2,150,000 in 2006.

In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents. Under the terms of the contract, the CombiMatrix group performed research and development activities as described under the contract and was reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of approximately $5.9 million. This project was concluded in December 2005. As a result, there are no future revenues or expenses to be recognized in future periods under this agreement.

In July 2004, the CombiMatrix group and collaborator irsiCaixa Foundation (“IRSI”) entered into a three-year research, development and licensing agreement to develop certain siRNA compounds for pre-clinical drug development against the HIV virus. This agreement was terminated during the fourth quarter of 2005. As a result, there are no future commitments under this agreement.

Human Resources

The CombiMatrix group provides certain severance benefits such that if an executive who is a vice president or higher is terminated for other than cause, death or disability, the executive will receive payments equal to three months’ base salary and other medical and dental benefits on a bi-weekly basis over a three-month period. If termination occurs as a result of a change in control transaction, these benefits will be extended by three months.

Inventor Royalties and Contingent Legal Expenses

In connection with the acquisition of certain patents and patent rights, certain companies included in the Acacia Technologies group executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net license fee revenues (as defined in the respective agreements) generated by the Acacia Technologies group as a result of licensing the respective patents or patent portfolios. Inventor royalties paid pursuant to the agreements are expensed in the consolidated statement of operations and comprehensive loss in the period that the related license fee revenues are recognized.

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

Litigation and Patent Enforcement

Acacia Research Corporation is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows. Companies comprising the Acacia Technologies group are often required to engage in litigation to enforce their patents and patent rights.

On November 28, 2000, Nanogen, Inc. (“Nanogen”) filed suit against CombiMatrix Corporation and Dr. Donald Montgomery, a former officer of CombiMatrix Corporation. The Nanogen suit alleged, among other things, that CombiMatrix Corporation’s issued patent and certain pending patent applications, trade secrets and related technologies that were inappropriately obtained by CombiMatrix Corporation and that Nanogen was the legal owner of the patents, trade secrets and related technologies. The suit sought, among other things, correction of inventorship on CombiMatrix Corporation’s issued patent, the assignment of rights in the issued patent and pending patent applications to Nanogen, an injunction preventing disclosure of trade secrets, damages for trade secret misappropriation and the imposition of a constructive trust.

On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, CombiMatrix Corporation agreed to pay Nanogen a total of $1,000,000. CombiMatrix Corporation also agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement were $37,500 per quarter for the period from October 1, 2003 through October 1, 2004, and $25,000 per quarter thereafter until the patents expire. Also, pursuant to the settlement agreement, CombiMatrix Corporation issued to Nanogen 4,016,346 shares, or 17.5% of its outstanding shares post-issuance, subject to an anti-dilution provision related to the exercise of CombiMatrix Corporation options and warrants that were outstanding on the effective date of the agreement, for a period of up to three years.

Total legal settlement charges recorded in the CombiMatrix group statement of operations for the year ended December 31, 2002 include the fair value of the common shares issued to Nanogen in the amount of $17,471,000 and a charge in the amount of $1,000,000 related to the cash payments due to Nanogen discussed above.

During the years ended December 31, 2005, 2004 and 2003, the CombiMatrix group recorded net non-cash charges (credits) totaling ($406,000), $812,000 and $144,000, respectively, in connection with the anti-dilution provisions of the settlement agreement. The non-cash charges (credits) reflect changes in management’s estimate of the fair value of AR-CombiMatrix stock issued to Nanogen, Inc. as a result of certain options and warrants exercised during 2004 and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date. The liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and was reflected as a long-term liability. The anti-dilution provisions of the settlement agreement expired in September 2005, resulting in a net non-cash credit of $211,000 from the reversal of the related liability as of that date. There are no future stock-based obligations to Nanogen.

V-Chip Technology

The remaining Non-Soundview, Inc. parties in the Acacia Technologies group’s V-chip patent infringement lawsuit, which concluded in August 2004, filed a motion before the United States District Court for the District of Connecticut seeking reimbursement of certain attorney’s fees. On July 13, 2005, the Court entered an Order denying the motion in part, and granting the motion in part. The motion was denied with respect to Soundview Inc.’s patent infringement allegations, which the Court ruled were not asserted in bad faith. The motion was granted with respect to certain anti-trust allegations asserted subsequent to the Court’s ruling of non-infringement in August 2004. In October 2005, all V-chip related litigation activities were concluded with no material effect on our financial position, results of operations or cash flows. Results for the year ended December 31, 2005 include $225,000 in final V-chip related inventor royalties expense.

As a result of the final ruling in the Acacia Technologies group’s V-chip litigation in August 2004, the Acacia Technologies group recognized $1,500,000 of V-chip related deferred license fee revenues and $668,000 of V-chip related deferred legal costs in the third quarter of 2004.

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

15.  RETIREMENT SAVINGS PLANS

The Acacia Technologies group and the CombiMatrix group have separate employee savings and retirement plans under section 401(k) of the Internal Revenue Code (the “Plans”). The Plans are defined contribution plans in which eligible employees may elect to have a percentage of their compensation contributed to the Plans, subject to certain guidelines issued by the Internal Revenue Service. The Acacia Technologies group and the CombiMatrix group may contribute to the Plans at the discretion of Acacia Research Corporation’s board of directors. There were no contributions made by the Acacia Technologies group or by the CombiMatrix group during the years ended December 31, 2005, 2004 and 2003.

16. SUBSEQUENT EVENTS

On January 9, 2006, our board of directors approved a plan for our wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. We expect to complete the transaction in the second quarter of 2006, subject to receiving a satisfactory revenue ruling from the Internal Revenue Service and completing the required filings with the Securities and Exchange Commission, or SEC. If the conditions are met, Acacia Research Corporation will redeem all of the issued and outstanding shares of AR-CombiMatrix common stock for all of the common stock of CombiMatrix Corporation, which will register its common stock under the Securities and Exchange Act of 1934 and plans to list its shares for trading on Amex or another national market.

On January 27, 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship include the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio will assume all operational and financial responsibilities of CombiMatrix K.K. The expected loss on the sale of 67% of the voting interest in CombiMatrix K.K. is estimated to be approximately $150,000, and will be reflected in the consolidated statement of operations for the first quarter of 2006.

On February 8, 2006, the CombiMatrix group executed a one-year, $2.1 million contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological and chemical threat agents.

17. CONSOLIDATING SEGMENT INFORMATION

Acacia Research Corporation has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our chief operating decision maker is considered to be Acacia Research Corporation’s CEO. The CEO reviews and evaluates financial information presented on a group basis as described below. Management evaluates performance based on the profit or loss from continuing operations and financial position of its segments. Acacia Research Corporation has two reportable segments as described in Note 1.

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

Consolidating Balance Sheets (In thousands)

	At December 31, 2005				At December 31, 2004				At December 31, 2003
	Acacia				Acacia				Acacia
	Technologies	CombiMatrix			Technologies	CombiMatrix			Technologies	CombiMatrix
	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$14,498	$5,666	$--	$20,164	$10,925	$2,985	$--	$13,910	$15,708	$3,807	$--	$19,515
Short-term investments	24,462	14,547	--	39,009	17,721	20,727	--	38,448	17,493	13,492	--	30,985
Accounts receivable	4,421	911	--	5,332	193	343	--	536	124	199	--	323
Prepaid expenses, inventory and other assets	1,406	709	--	2,115	754	229	--	983	903	277	--	1,180
Receivable from CombiMatrix group	--	--	--	--	119	--	(119)	--	99	--	(99)	--

Total current assets	44,787	21,833	--	66,620	29,712	24,284	(119)	53,877	34,327	17,775	(99)	52,003

Property and equipment, net of accumulated depreciation	121	2,363	--	2,484	104	2,330	--	2,434	71	2,752	--	2,823
Patents, net of accumulated amortization	23,786	7,926	--	31,712	3,042	9,021	--	12,063	3,566	10,117	--	13,683
Goodwill	121	18,859	--	18,980	121	19,424	--	19,545	1,776	19,424	--	21,200
Other assets	78	1,560	--	1,638	79	329	--	408	238	93	--	331

	$68,893	$52,541	$--	$121,434	$33,058	$55,388	$(119)	$88,327	$39,978	$50,161	$(99)	$90,040

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$1,441	$2,483	$--	$3,924	$2,175	$1,964	$--	$4,139	$1,572	$1,672	$--	$3,244
Royalties and legal fees payable	3,758	--	--	3,758	--	--	--	--	--	--	--	--
Current portion of deferred revenues	639	165	--	804	428	66	--	494	104	17,566	--	17,670
Payable to Acacia Technologies group	--	--	--	--	--	119	(119)	--	--	99	(99)	--

Total current liabilities	5,838	2,648	--	8,486	2,603	2,149	(119)	4,633	1,676	19,337	(99)	20,914

Deferred income taxes	726	1,975	--	2,701	869	2,112	--	2,981	1,012	2,248	--	3,260
Deferred revenues, net of current portion	--	1,439	--	1,439	--	3,893	--	3,893	1,500	2,839	--	4,339
Other liabilities	83	1,381	--	1,464	--	406	--	406	--	--	--	--

Total liabilities	6,647	7,443	--	14,090	3,472	8,560	(119)	11,913	4,188	24,424	(99)	28,513

Minority interests	443	4	--	447	778	--	--	778	1,127	--	--	1,127

Redeemable stockholders' equity:
AR - Acacia Technologies stock	61,803	--	--	61,803	28,808	--	--	28,808	34,663	--	--	34,663
AR - CombiMatrix stock	--	45,094	--	45,094	--	46,828	--	46,828	--	25,737	--	25,737

Total stockholders' equity	61,803	45,094	--	106,897	28,808	46,828	--	75,636	34,663	25,737	--	60,400

	$68,893	$52,541	$--	$121,434	$33,058	$55,388	$(119)	$88,327	$39,978	$50,161	$(99)	$90,040

 NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to Soundbreak.com. Refer to Note 12.

Consolidating Statements of Operations (In thousands)

	2005			2004			2003
	Acacia			Acacia			Acacia
	Technologies	CombiMatrix		Technologies	CombiMatrix		Technologies	CombiMatrix
	Group	Group	Consolidated	Group	Group	Consolidated	Group	Group	Consolidated
Revenues:
Collaboration agreements and government contracts	$--	$6,115	$6,115	$--	$19,295	$19,295	$--	$--	$--
License fees	19,574	--	19,574	4,284	--	4,284	692	--	692
Products and services	--	1,918	1,918	--	346	346	--	456	456

Total revenues	19,574	8,033	27,607	4,284	19,641	23,925	692	456	1,148

Operating expenses:
Cost of government contract revenues	--	3,683	3,683	--	1,874	1,874	--	--	--
Cost of product sales	--	820	820	--	173	173	--	99	99
Research and development expenses	--	5,783	5,783	--	5,294	5,294	--	8,098	8,098
Non-cash stock compensation amortization - research and development	--	--	--	--	91	91	--	466	466
Marketing, general and administrative expenses	7,743	10,203	17,946	5,049	9,377	14,426	4,317	8,714	13,031
Legal expenses - patents	2,468	--	2,468	3,133	--	3,133	1,886	--	1,886
Inventor royalties and contingent legal fees expense - patents	11,106	--	11,106	--	--	--	--	--	--
Inventor royalties - V-chip	225	--	225	--	--	--	--	--	--
Non-cash stock compensation amortization - marketing, general and administrative	356	(159)	197	--	663	663	--	1,189	1,189
Goodwill impairment charge	--	565	565	1,656	--	1,656	--	--	--
Amortization of patents	4,922	1,095	6,017	501	1,096	1,597	502	1,095	1,597
Legal settlement charges (credits)	--	(406)	(406)	--	812	812	--	144	144
Loss from equity investment	--	352	352	--	17	17	--	--	--

Total operating expenses	26,820	21,936	48,756	10,339	19,397	29,736	6,705	19,805	26,510

Operating income (loss)	(7,246)	(13,903)	(21,149)	(6,055)	244	(5,811)	(6,013)	(19,349)	(25,362)

Other income (expense):
Investment impairment charge	--	--	--	--	--	--	(207)	--	(207)
Interest and investment income	1,071	523	1,594	471	330	801	615	214	829
Warrant (charges) credits	--	812	812	--	--	--	--	--	--
Total other income	1,071	1,335	2,406	471	330	801	408	214	622

Income (loss) from continuing operations
before income taxes and minority interests	(6,175)	(12,568)	(18,743)	(5,584)	574	(5,010)	(5,605)	(19,135)	(24,740)
Benefit for income taxes	135	167	302	139	136	275	137	136	273

Income (loss) from continuing operations before minority interests	(6,040)	(12,401)	(18,441)	(5,445)	710	(4,735)	(5,468)	(18,999)	(24,467)
Minority interests	2	--	2	6	--	6	17	30	47
Loss from continuing operations	(6,038)	(12,401)	(18,439)	(5,439)	710	(4,729)	(5,451)	(18,969)	(24,420)

Discontinued operations:
Estimated loss on disposal of discontinued operations	(237)	--	(237)	(104)	--	(104)	--	--	--

Net income (loss)	$(6,275)	$(12,401)	$(18,676)	$(5,543)	$710	$(4,833)	$(5,451)	$(18,969)	$(24,420)

Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2005				Year Ended December 31, 2004				Year Ended December 31, 2003
	Acacia				Acacia				Acacia
	Technologies	CombiMatrix			Technologies	CombiMatrix			Technologies	CombiMatrix
	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(6,275)	$(12,401)	$--	$(18,676)	$(5,543)	$710	$--	$(4,833)	$(5,451)	$(18,969)	$--	$(24,420)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,981	2,183	--	7,164	551	2,200	--	2,751	616	2,409	--	3,025
Minority interests	(2)	--	--	(2)	--	--	--	--	(17)	(30)	--	(47)
Non-cash stock compensation	356	(159)	--	197	--	754	--	754	--	1,655	--	1,655
Deferred tax benefit	(143)	(137)	--	(280)	(143)	(136)	--	(279)	(144)	(136)	--	(280)
Non-cash warrant charges (credit)	--	(812)	--	(812)	--	--	--	--	--	--	--	--
Non-cash legal settlement charges (credits)	--	(406)	--	(406)	--	812	--	812	--	144	--	144
Non-cash impairment charge	--	565	--	565	1,656	--	--	1,656	207	--	--	207
Estimated loss on disposal of discontinued operations	237	--	--	237	104	--	--	104	--	--	--	--
Other	--	273	--	273	22	60	--	82	4	(49)	--	(45)
Changes in assets and liabilities, excluding effect of business acquisition:
Accounts receivable	(4,228)	(568)	--	(4,796)	(69)	(154)	--	(223)	(124)	379	--	255
Prepaid expenses, inventory and other assets	(643)	(180)	(119)	(942)	654	135	20	809	(45)	169	--	124
Accounts payable, accrued expenses and other	(729)	301	119	(309)	712	481	(20)	1,173	(411)	(715)	--	(1,126)
Royalties and legal fees payable	3,758	--	--	3,758	--	--	--	--	--	--	--	--
Deferred revenues	211	(2,355)	--	(2,144)	(1,176)	(16,446)	--	(17,622)	101	11,233	--	11,334

Net cash used in operating activities from continuing operations	(2,477)	(13,696)	--	(16,173)	(3,232)	(11,584)	--	(14,816)	(5,264)	(3,910)	--	(9,174)
Net cash used in operating activities from discontinued operations	(513)	--	--	(513)	(727)	--	--	(727)	(551)	--	--	(551)
Net cash used in operating activities	(2,990)	(13,696)	--	(16,686)	(3,959)	(11,584)	--	(15,543)	(5,815)	(3,910)	--	(9,725)

Cash flows from investing activities:
Purchase of property and equipment	(75)	(1,325)	--	(1,400)	(81)	(810)	--	(891)	(3)	(83)	--	(86)
Purchase of available-for-sale investments	(39,919)	(36,771)	--	(76,690)	(9,239)	(50,143)	--	(59,382)	(5,206)	(32,714)	--	(37,920)
Sale of available-for-sale investments	33,141	43,086	--	76,227	9,004	42,755	--	51,759	--	30,801	--	30,801
Business acquisition	(5,796)	--	--	(5,796)	--	--	--	--	--	--	--	--
Purchase of additional interests in equity method investee	--	(1,600)	--	(1,600)	--	(250)	--	(250)	--	--	--	--
Patent acquisition costs	(445)	--	--	(445)	--	--	--	--	--	--	--	--
Other	--	--	--	--	(5)	--	--	(5)	--	--	--	--

Net cash provided by (used in) investing activities from continued operations	(13,094)	3,390	--	(9,704)	(321)	(8,448)	--	(8,769)	(5,209)	(1,996)	--	(7,205)
Net cash used in investing activities from discontinued operations	--	--	--	--	(198)	--	--	(198)	(356)	--	--	(356)
Net cash provided by (used in) investing activities	(13,094)	3,390	--	(9,704)	(519)	(8,448)	--	(8,967)	(5,565)	(1,996)	--	(7,561)

Cash flows from financing activities:
Net cash attributed to the Acacia Technologies group	19,657	--	--	19,657	(305)	--	--	(305)	(417)	--	--	(417)
Net cash attributed to the CombiMatrix group	--	12,914	--	12,914	--	19,227	--	19,227	--	6,435	--	6,435

Net cash provided by (used in) financing activities	19,657	12,914	--	32,571	(305)	19,227	--	18,922	(417)	6,435	--	6,018

Effect of exchange rate on cash	--	73	--	73	--	(17)	--	(17)	--	(13)	--	(13)

Increase (decrease) in cash and cash equivalents	3,573	2,681	--	6,254	(4,783)	(822)	--	(5,605)	(11,797)	516	--	(11,281)

Cash and cash equivalents, beginning	10,925	2,985	--	13,910	15,708	3,807	--	19,515	27,505	3,291	--	30,796

Cash and cash equivalents, ending	$14,498	$5,666	$--	$20,164	$10,925	$2,985	$--	$13,910	$15,708	$3,807	$--	$19,515

18. SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid by the Acacia Technologies group for income taxes was not material for the periods presented.

Refer to Note 8 for a summary of the Acacia Technologies group’s non cash investing activities in connection with the GPH Acquisition.

In July 2003, Acacia Research Corporation purchased the outstanding minority interests in its consolidated subsidiary CombiMatrix K.K. from Marubeni Corporation (“Marubeni”) by issuing 200,000 shares of its AR-CombiMatrix stock to Marubeni in exchange for Marubeni’s 10% minority interests (120 shares) in CombiMatrix K.K. The fair value of the AR- CombiMatrix stock issued was $450,000, based on the quoted market price of AR-CombiMatrix stock on the exchange date. The amount attributable to goodwill was $393,000.

In July 2003, Acacia Research Corporation increased its consolidated ownership interest in Advanced Material Sciences from 87% to 99% by acquiring 1,774,750 shares of Advanced Material Sciences common stock in exchange for 295,790 shares of AR-CombiMatrix stock. The fair value of the AR-CombiMatrix stock issued was $769,000, based on the quoted market price of AR-CombiMatrix stock on the exchange date. The amount attributable to goodwill was $172,000.

19. QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth unaudited consolidated statement of operations data for the eight quarters in the period ended December 31, 2005. This information has been derived from our unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Our quarterly results have been in the past and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(In thousands, except share and per share information) (Unaudited)
Revenues:
Research and development contracts	$--	$--	$--	$2,266	$17,302	$--	$--	$--
License fees	1,863	2,682	6,783	8,246	599	666	2,240	779
Government contract	731	1,281	973	864	217	701	685	390
Service contracts	60	9	37	47	81	5	16	14
Products	278	567	453	467	16	44	52	118
Total revenues	2,932	4,539	8,246	11,890	18,215	1,416	2,993	1,301
Operating expenses	8,015	10,403	14,383	15,955	7,537	6,245	8,671	7,283
Operating income (loss)	(5,083)	(5,864)	(6,137)	(4,065)	10,678	(4,829)	(5,678)	(5,982)
Other income (expenses)	273	383	597	1,153	158	192	218	233
Income (loss) from continuing operations before
income taxes and minority interests	(4,810)	(5,481)	(5,540)	(2,912)	10,836	(4,637)	(5,460)	(5,749)
Benefit for income taxes	70	64	98	70	67	69	70	69
Income (loss) from continuing operations before minority interests	(4,740)	(5,417)	(5,442)	(2,842)	10,903	(4,568)	(5,390)	(5,680)
Minority interests	--	--	1	1	--	3	-	3
Income (loss) from continuing operations	(4,740)	(5,417)	(5,441)	(2,841)	10,903	(4,565)	(5,390)	(5,677)
Loss from discontinued operations	(210)	--	--	(27)	--	(104)	--	--

Net income (loss)	$(4,950)	$(5,417)	$(5,441)	$(2,868)	$10,903	$(4,669)	$(5,390)	$(5,677)

Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
Loss from continuing operations	$(1,664)	$(1,760)	$(1,558)	$(1,056)	$(989)	$(1,049)	$(1,842)	$(1,559)
Basic and diluted loss per share	(0.07)	(0.06)	(0.06)	(0.04)	(0.05)	(0.05)	(0.09)	(0.08)
Loss from discontinued operations	$(210)	$--	$--	$(27)	$--	$(104)	$--	$--
Basic and diluted loss per share	(0.01)	--	--	(0.00)	--	(0.01)	--	--
Net loss	$(1,874)	$(1,760)	$(1,558)	$(1,083)	$(989)	$(1,153)	$(1,842)	$(1,559)
Basic and diluted loss per share	(0.08)	(0.06)	(0.06)	(0.04)	(0.05)	(0.06)	(0.09)	(0.08)

Attributable to the CombiMatrix group:
Net income (loss)	$(3,076)	$(3,657)	$(3,883)	$(1,785)	$11,892	$(3,516)	$(3,548)	$(4,118)
Basic earnings (loss) per share	(0.10)	(0.12)	(0.12)	(0.05)	0.44	(0.12)	(0.11)	(0.13)
Net income (loss)	$(3,076)	$(3,657)	$(3,883)	$(1,785)	$11,892	$(3,516)	$(3,548)	$(4,118)
Diluted earnings (loss) per share	(0.10)	(0.12)	(0.12)	(0.05)	0.41	(0.12)	(0.11)	(0.13)

Weighted average shares:
Acacia Research - Acacia Technologies stock:
Basic and diluted	24,558,419	27,271,416	27,302,693	27,352,312	19,752,335	19,787,466	19,793,487	19,805,917
Acacia Research - CombiMatrix stock:
Basic	31,200,496	31,200,984	33,239,726	38,992,402	27,274,627	30,459,576	30,962,190	31,130,175
Diluted	31,200,496	31,200,984	33,239,726	38,992,402	29,233,817	30,459,576	30,962,190	31,130,175

Market price per share - Acacia Technologies stock:
High	$6.05	$6.24	$6.25	$7.83	$7.50	$7.25	$7.14	$5.60
Low	$4.89	$4.45	$4.38	$5.85	$5.15	$4.84	$2.77	$3.91

Market price per share - CombiMatrix stock:
High	$4.08	$3.05	$2.60	$2.59	$9.30	$6.99	$4.85	$4.39
Low	$2.14	$2.15	$1.55	$1.29	$3.16	$3.10	$2.52	$2.71

CombiMatrix Group
(A Division of Acacia Research Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Acacia Research Corporation:

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 82 present fairly, in all material respects, the financial position of CombiMatrix group (a division of Acacia Research Corporation as described in Note 1) at December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Acacia Research Corporation’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 1 to the financial statements, CombiMatrix group is a division of Acacia Research Corporation; accordingly, the financial statements of CombiMatrix group should be read in conjunction with the consolidated financial statements of Acacia Research Corporation.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 16, 2006

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$5,666	$2,985
Available-for-sale investments	14,547	20,727
Accounts receivable	911	343
Inventory, prepaid expenses and other assets	709	229

Total current assets	21,833	24,284

Property and equipment, net of accumulated depreciation	2,363	2,330
Patents, net of accumulated amortization	7,926	9,021
Goodwill	18,859	19,424
Other assets	1,560	329

	$52,541	$55,388

LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
Accounts payable, accrued expenses and other	$2,483	$1,964
Current portion of deferred revenues	165	66
Payable to Acacia Technologies group	--	119

Total current liabilities	2,648	2,149

Deferred income taxes	1,975	2,112
Deferred revenues, net of current portion	1,439	3,893
Other liabilities	1,381	406

Total liabilities	7,443	8,560

Minority interests	4	--

Commitments and contingencies (Note 9)

Allocated net worth:

Funds allocated by Acacia Research Corporation	169,723	159,056

Accumulated net losses	(124,629)	(112,228)

Total allocated net worth	45,094	46,828

	$52,541	$55,388

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF OPERATIONS
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003

Revenues:
Collaboration agreements	$2,266	$17,302	$--
Government contract	3,849	1,993	--
Products	1,765	230	407
Service contracts	153	116	49

Total revenues	8,033	19,641	456

Operating expenses:
Cost of government contract revenues	3,683	1,874	--
Cost of product sales	820	173	99
Research and development expenses	5,783	5,294	8,098
Non-cash stock compensation amortization - research and development	--	91	466
Marketing, general and administrative expenses	10,203	9,377	8,714
Non-cash stock compensation amortization - marketing, general
and administrative	(159)	663	1,189
Goodwill impairment charge	565	--	--
Amortization of patents	1,095	1,096	1,095
Legal settlement charges (credits)	(406)	812	144
Loss from equity investment	352	17	--

Total operating expenses	21,936	19,397	19,805

Operating income (loss)	(13,903)	244	(19,349)

Other income (expense):
Interest income	523	330	214
Warrant (charges) credits	812	--	--

Total other income	1,335	330	214

Income (loss) from operations before income taxes	(12,568)	574	(19,135)

Benefit for income taxes	167	136	136

Income (loss) from operations before minority interests	(12,401)	710	(18,999)

Minority interests	--	--	30

Division net income (loss)	$(12,401)	$710	$(18,969)

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF ALLOCATED NET WORTH
(In thousands)

Balance at December 31, 2002	$35,317

Net assets attributed to the CombiMatrix group	9,389
Division net loss	(18,969)

Balance at December 31, 2003	25,737

Net assets attributed to the CombiMatrix group	20,381
Division net income	710

Balance at December 31, 2004	46,828

Net assets attributed to the CombiMatrix group	10,667
Division net loss	(12,401)

Balance at December 31, 2005	$45,094

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Division net income (loss) from operations	$(12,401)	$710	$(18,969)
Adjustments to reconcile division net income (loss) from operations to net cash used in operating activities:
Depreciation and amortization	2,183	2,200	2,409
Minority interests	--	--	(30)
Non-cash stock compensation	(159)	754	1,655
Deferred tax benefit	(137)	(136)	(136)
Non-cash warrant charges (credits)	(812)	--	--
Non-cash legal settlement charges (credits)	(406)	812	144
Non-cash impairment charge	565	--	--
Other	273	60	(49)
Changes in assets and liabilities:
Accounts receivable	(568)	(154)	379
Inventory, prepaid expenses and other assets	(180)	135	169
Accounts payable, accrued expenses and other	301	481	(715)
Deferred revenues	(2,355)	(16,446)	11,233

Net cash used in operating activities	(13,696)	(11,584)	(3,910)

Cash flows from investing activities:
Purchase of property and equipment	(1,325)	(810)	(83)
Purchase of available-for-sale investments	(36,771)	(50,143)	(32,714)
Sale of available-for-sale investments	43,086	42,755	30,801
Purchase of additional interests in equity method investee	(1,600)	(250)	--

Net cash provided by (used in) investing activities	3,390	(8,448)	(1,996)

Cash flows from financing activities:
Net cash flows attributed to the CombiMatrix group	12,914	19,227	6,435

Effect of exchange rate on cash	73	(17)	(13)

Increase (decrease) in cash and cash equivalents	2,681	(822)	516

Cash and cash equivalents, beginning	2,985	3,807	3,291

Cash and cash equivalents, ending	$5,666	$2,985	$3,807

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Acacia Research Corporation is comprised of two separate divisions: the CombiMatrix group and the Acacia Technologies group (the “groups”).

The CombiMatrix group, a division of Acacia Research Corporation, is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation’s wholly owned subsidiaries, CombiMatrix Molecular Diagnostics, Inc. (“CMD”) and CombiMatrix K.K. and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation’s life sciences business.

The CombiMatrix group is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to rapidly produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc., a wholly owned subsidiary located in Irvine, California, is exploring opportunities for the CombiMatrix group’s arrays in the field of molecular diagnostics. CombiMatrix K.K., a wholly owned Japanese corporation located in Tokyo, Japan, has existed for the purposes of exploring opportunities for CombiMatrix Corporation’s array system with pharmaceutical and biotechnology companies in the Asian market. In January 2006, CombiMatrix Corporation sold 67% of its ownership interest in CombiMatrix K.K. to a third party.

Liquidity and Risks

The CombiMatrix group is deploying new and unproven technologies and continues to develop its commercial products. The CombiMatrix group has several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. Management believes that existing cash and cash equivalents and short-term investments are adequate to fund operations through the next twelve months. However, the ability to meet business objectives is dependent upon the CombiMatrix group’s ability to raise additional financing, substantiate its technology and ultimately to fund itself from continuing operations. There can be no assurance that such funding will be available at acceptable terms or at all. The CombiMatrix group has a history of incurring net losses and net operating cash flow deficits. Most recently, the CombiMatrix group incurred a net loss of $12,401,000 as well as net cash used in operating activities of $13,696,000 for the year ended December 31, 2005.

The CombiMatrix group’s business operations are also subject to certain risks and uncertainties, including:

•	market acceptance of products and services;
•	technological advances that may make its products and services obsolete or less competitive;
•	increases in operating costs, including costs for supplies, personnel and equipment;
•	the availability and cost of capital;
•	general economic conditions; and
•	governmental regulation that may restrict its business.

Historically, the CombiMatrix group has been substantially dependent on arrangements with strategic partners and have relied upon payments by its partners for a significant component of its working capital. The CombiMatrix group intends to enter into additional strategic partnerships to develop and commercialize future products. However, there can be no assurance that the CombiMatrix group will be able to implement its future plans. Failure to achieve its plans would have a material adverse effect on its ability to achieve its intended business objectives. The CombiMatrix group also depends on its ability to protect its intellectual property, the loss thereof or the CombiMatrix group’s failure to secure the issuance of additional patents covering elements of its business processes could materially harm its business and financial condition. The patents covering the CombiMatrix group’s core technology begin to expire in 2018.

The CombiMatrix group’s products and services are concentrated in a highly competitive market that is characterized by rapid technological advances, frequent changes in customer requirements and evolving regulatory requirements and industry standards. Failure to anticipate or respond adequately to technological advances, changes in customer requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of planned products or services, could have a material adverse effect on the CombiMatrix group’s business and operating results.

Recapitalization Transaction

On December 11, 2002, Acacia Research Corporation’s stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby Acacia Research Corporation created two new classes of common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”), and divided its then existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation’s CombiMatrix group. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation’s Acacia Technologies group. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of Acacia Research Corporation’s different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups.

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

Minority interests represent participation of other stockholders in the allocated net assets and in the division earnings and losses of the CombiMatrix group and are reflected in the caption minority interests in CombiMatrix group’s financial statements. Minority interests adjust CombiMatrix group’s net results of operations to reflect only CombiMatrix group’s share of the division earnings or losses of non-wholly owned investees of Acacia Research Corporation that have been attributed to the CombiMatrix group.

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

Short-term Investments. The CombiMatrix group’s short-term investments are held in a variety of interest bearing instruments including high-grade corporate bonds, auction rate securities, money market accounts and other high-credit quality marketable securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments. Investments are classified in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). Investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a component of allocated net worth until realized.

The fair value of the CombiMatrix group’s investments is determined by quoted market prices. Realized and unrealized gains and losses are recorded based on the specific identification method. For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in division net loss. An impairment is deemed other than temporary unless (a) the CombiMatrix group has the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time.

The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income (expense). Interest and dividends on all securities are included in interest income.

At December 31, 2005, we held $8,479,000 million of short-term investments consisting of auction rate securities classified as available-for-sale.  Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities and as a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments.  All income generated from these investments was recorded as interest income.

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

Collaboration agreement revenues recognized by the CombiMatrix group for the years ended December 31, 2005 and 2004 relate to its collaborative research and development agreements with Toppan Printing, Ltd. (“Toppan”) and Roche Diagnostics, GmbH (“Roche”), respectively. Government contract revenues recognized by the CombiMatrix group for the years ended December 31, 2005 and 2004 relate to its two-year, $5.9 million contract with the Department of Defense awarded in March 2004, and completed in December 2005. At December 31, 2005 and 2004, accounts receivable included $537,000 and $248,000, respectively, due from the Department of Defense. For the years ended December 31, 2005, 2004 and 2003, 18%, 45% and 100%, respectively, of the CombiMatrix group’s array product and service sales were recorded by CombiMatrix K.K.

Substantially all of the components and raw materials used in the manufacture of the CombiMatrix group’s products, including semiconductors and reagents, are currently procured from a limited number of sources or in some cases from a single source. Although the CombiMatrix group believes that alternative sources for those components and raw materials are available, any supply interruption in a sole-sourced component or raw material might result in up to a several-month production delay and materially harm the CombiMatrix group’s ability to manufacture products until a new source of supply, if any, could be located and qualified. The CombiMatrix group utilizes non-standard semiconductor manufacturing processes to fabricate the electrode array that is a key aspect of the array structure. Although the CombiMatrix group has a supply agreement in place with a semiconductor wafer manufacturer to ensure availability of the raw materials, the agreement does not guarantee a permanent supply.

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

Machine shop and laboratory equipment	3 to 5 years
Furniture and fixtures	5 to 7 years
Computer hardware and software	3 years
Leasehold improvements	Lesser of lease term or useful life of improvement

Construction in progress includes direct costs incurred related to internally constructed assets which are depreciated once the asset is placed into service. Certain leasehold improvements, furniture and equipment held under capital leases are classified as property and equipment and are amortized over their useful lives using the straight-line method. Capital lease amortization is included in depreciation expense.

Organization Costs. Costs of start-up activities, including organization costs, are expensed as incurred.

Patents and Goodwill. Goodwill and identifiable intangibles, including patents, are recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible assets acquired. Patents, once issued or purchased, are amortized on the straight-line method over their remaining economic useful lives, ranging from seven to twenty years. Goodwill is not amortized.

Impairment of Long-Lived Assets and Goodwill. Long-lived assets and intangible assets are reviewed for potential impairment at least annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

Goodwill is evaluated for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. The CombiMatrix group has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. The CombiMatrix group has three reporting units. The fair value of the CombiMatrix group’s reporting units are estimated using discounted cash flow analysis and by reference to quoted market prices of AR-CombiMatrix stock.

SFAS No. 142 requires the CombiMatrix group to compare the fair value of its reporting unit to its carrying amount on an annual basis to determine if there is potential goodwill impairment. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value. In accordance with this policy and as more fully disclosed in Note 7, we recognized a goodwill impairment charge of $565,000 for the year ended December 31, 2005. There can be no assurance that future goodwill impairment tests will not result in additional impairment charges in future periods.

Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate fair value due to their short-term maturity.

Foreign Currency Translation. The functional currency of CombiMatrix K.K. is the local currency (Japanese Yen). Foreign currency translation is reported pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to allocated net worth. Revenue and expenses are translated at average rates of exchange prevailing during the year. Foreign currency transactions gains and losses were insignificant for the periods presented.

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

Research and Development Expenses. Research and development expenses consist of costs incurred for direct and overhead-related research expenses and are expensed as incurred. Costs to acquire technologies which are utilized in research and development and which have no alternative future use are expensed when incurred. Software developed for use in the CombiMatrix group’s products is expensed as incurred until both (i) technological feasibility for the software has been established and (ii) all research and development activities for the other components of the system have been completed. Management believes these criteria are met after the CombiMatrix group has received evaluations from third-party test sites and completed any resulting modifications to the products. Expenditures to date have been classified as research and development expense.

Advertising. Costs associated with marketing and advertising of the CombiMatrix group’s products and services are expensed as incurred. For the years ended December 31, 2005, 2004 and 2003, marketing and advertising expenses incurred by the CombiMatrix group were $516,000, $314,000 and $26,000, respectively.

Income Taxes. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the CombiMatrix group’s financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

Segments. The CombiMatrix group follows SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”), which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Management has determined that the CombiMatrix group operates in one segment.

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

Earnings per Share. Earnings per share information is omitted from the CombiMatrix group statements of operations because AR-CombiMatrix stock is part of the capital structure of Acacia Research Corporation. The CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock continue to be stockholders of Acacia Research Corporation. This presentation reflects the fact that the CombiMatrix group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock transactions legal transactions of the CombiMatrix group. Refer to the Acacia Research Corporation consolidated financial statements for earnings per share information for Acacia Research Corporation’s classes of stock.

Recent Accounting Pronouncements. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

3. SHORT-TERM INVESTMENTS

Short-term investments consist of the following at December 31, 2005 and 2004 (in thousands):
	2005		2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available-for-sale securities:
Corporate bonds and notes	$3,726	$3,717	$6,562	$6,541
Auction rate securities	8,480	8,479	--	--
U.S. government securities	2,358	2,351	14,220	14,186
	$14,564	$14,547	$20,782	$20,727

Gross unrealized gains and losses related to available-for-sale securities were not material for the periods presented. At December 31, 2005, the cost and fair market value of securities with contractual maturities of greater than one year, other than auction market securities, was $1,254,000 and $1,251,000, respectively. All investments in securities classified as available-for-sale at December 31, 2004 have contractual maturities of one year or less. As disclosed in Note 2, auction rate securities, which have no stated maturities, are classified as short-term available-for-sale securities due to the CombiMatrix group’s ability to quickly liquidate these securities as their variable rates reset, typically every 7 to 35 days.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005 and 2004 (in thousands):
	2005	2004

Machine shop and laboratory equipment	$4,931	$3,791
Furniture and fixtures	173	162
Computer hardware and software	983	829
Leasehold improvements	1,027	998
Construction in progress	17	359
	7,131	6,139
Less: accumulated depreciation and amortization	(4,768)	(3,809)
	$2,363	$2,330

Depreciation and amortization expense was $1,088,000, $1,105,000 and $1,314,000 for the years ended December 31, 2005, 2004 and 2003. Fully depreciated assets totaling $663,000 were written off in 2004.

5. BALANCE SHEET COMPONENTS

Accounts payable, accrued expenses and other consists of the following at December 31, 2005 and December 31, 2004 (in thousands):
	2005	2004

Accounts payable	$855	$540
Payroll and other employee benefits	394	317
Accrued vacation	455	355
Accrued consulting and other professional fees	268	299
Deferred rent	315	340
Other accrued liabilities	196	113
	$2,483	$1,964

Deferred revenues consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Milestone and up-front payments	$1,604	$3,959
Less: current portion	(165)	(66)
	$1,439	$3,893

In August 2004, the CombiMatrix group received a $1,000,000 upfront payment from Furuno Electric Co., LTD (“Furuno”) as part of a multi-year collaboration agreement to develop a bench-top array synthesizer for commercial applications. In 2003, the CombiMatrix group received upfront and milestone payments from Toppan Printing Co., LTD. (“Toppan”) totaling $2,400,000, pursuant to a multi-year collaboration and supply agreement to develop and manufacture arrays using the CombiMatrix group’s proprietary electrochemical detection approach. The payments received from Furuno and Toppan were included in deferred revenues at December 31, 2004, in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements.

During the fourth quarter of 2005, the CombiMatrix group completed all obligations under its collaboration and supply agreement with Toppan. As a result of completing all of its obligations under this agreement and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred payments received from Toppan, totaling $2,266,000, as collaboration agreement revenues in the accompanying statement of operations.

In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche. As a result of completing all of its obligations under this agreement and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred payments received from Roche as collaboration agreement revenues totaling $17,302,000 during the first quarter of 2004.

6. INVESTMENTS

In October 2004 (the “Investment Date”), the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. (“Leuchemix”), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly, beginning with the fourth quarter of 2004 and continuing through the third quarter of 2006. As of December 31, 2005 and 2004, the CombiMatrix group had invested $1,850,000 and $250,000, representing a 19% and a 3% interest in the total outstanding voting securities of Leuchemix, respectively. In accordance with the terms of the purchase agreement, CombiMatrix Corporation’s CEO was named a director of Leuchemix. The CombiMatrix group’s investment in Leuchemix is being accounted for under the equity method for all periods presented as the CombiMatrix group has the ability to exercise significant influence over Leuchemix, primarily due to CombiMatrix Corporation’s representation on Leuchemix’s board of directors.

The CombiMatrix group’s equity in the losses of Leuchemix, including its share of the amortization expense related to the excess purchase consideration over the book value of Leuchemix was $352,000 and $17,000 for the years ended December 31, 2005 and 2004, respectively. Future investments in Leuchemix will be accounted for as step acquisitions. Summary financial information for Leuchemix was not significant for the periods presented.

7. INTANGIBLES

The CombiMatrix group had $18,859,000 and $19,424,000 of goodwill at December 31, 2005 and 2004, respectively. At December 31, 2004, $565,000 of goodwill related to step-acquisitions of Advanced Materials Sciences, Inc. (“AMS”) and CombiMatrix K.K. during July 2003. These reporting units were tested for impairment in the fourth quarter of 2005 in connection with the CombiMatrix group’s annual forecasting process. Due to the lack of third-party research and development funding for AMS and declining array product sales at CombiMatrix K.K., operating profits and cash flows were lower than expected during the preceding three quarters. Based on these trends, the operating forecasts for 2006 were revised downward and as a result, a goodwill impairment loss of $565,000 was recognized in December 2005. The fair values of these reporting units were estimated using the expected present value of their future cash flows.

The CombiMatrix group’s only identifiable intangible assets are patents, which are being amortized over an economic useful life ranging from 7 to 20 years. The gross carrying amounts and accumulated amortization related to acquired intangible assets, all related to patents, as of December 31, 2005 and 2004, are as follows (in thousands):
	2005	2004

Gross carrying amount - patents	$12,095	$12,095
Accumulated amortization	(4,169)	(3,074)
Patents, net	$7,926	$9,021

Aggregate patent amortization expense was $1,095,000, $1,096,000 and $1,095,000 in 2005, 2004 and 2003, respectively. Annual aggregate amortization expense for each of the next five years through December 31, 2010 is estimated to be $1,095,000 per year.

8. INCOME TAXES

CombiMatrix group’s allocated benefit for income taxes consists of the following (in thousands):

	2005	2004	2003

Current:
U.S. Federal tax	$--	$--	$--
State taxes	(31)	--	--
	(31)	--	--
Deferred:
U.S. Federal tax	(136)	(136)	(136)
State taxes	--	--	--
	(136)	(136)	(136)
	$(167)	$(136)	$(136)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Deferred tax assets:
Depreciation and amortization	$(170)	$(203)
Deferred revenues	489	829
Stock compensation	7,437	7,491
Accrued liabilities and other	108	218
Net operating loss carryforwards and credits	36,310	32,459
Total deferred tax assets	44,174	40,794
Less: valuation allowance	(44,174)	(40,794)
Deferred tax assets, net of valuation allowance	--	--
Deferred tax liabilities:
Intangibles	(1,975)	(2,112)
Net deferred tax liability	$(1,975)	$(2,112)

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2005	2004	2003
Statutory federal tax rate	(34%)	(34%)	(34%)
Goodwill impairment	2%	--	--
Tax exempt interest	--	10%	--
Impact of foreign rate difference	4%	10%	--
Research and development tax credits	(5%)	70%	--
Stock compensation	--	4%	1%
Non deductible permanent items	4%	11%	--
Valuation allowance	27%	(50%)	36%
Other	1%	2%	(4%)
	(1%)	23%	(1%)

At December 31, 2005, the CombiMatrix group has deferred tax assets totaling approximately $44,174,000, which are fully offset by a valuation allowance due to management’s determination that the criteria for asset recognition have not been met.

Acacia Research Corporation files a consolidated federal income tax return that includes the Acacia Technologies group (excluding discontinued operations) and the CombiMatrix group.

At December 31, 2005, the CombiMatrix group had federal net operating loss carryforwards of approximately $101,645,000, which will begin to expire in 2010 through 2025. In addition, the CombiMatrix group has tax credit carryforwards of approximately $3,459,000. Utilization of net operating loss carryforwards and tax credit carryforwards are subject to the “change of ownership” provisions under Section 382 of the Internal Revenue Code. The amount of such limitations has not been determined.

Had the CombiMatrix group filed separate tax returns, the benefit for income taxes and division net loss would not have differed from the amounts reported in the CombiMatrix group’s statements of operations for the periods presented.

9. COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2000, the CombiMatrix group entered into a non-cancelable operating lease for office space. A security deposit in the form of a $1,500,000 letter of credit was issued to the landlord. Future minimum operating lease payments as of December 31, 2005 are as follows (in thousands):
Year

2006	$1,886
2007	1,937
2008	1,615
Thereafter	-
Total minimum lease payments	$5,438

Rent expense for the years ended December 31, 2005, 2004 and 2003 was $1,955,000 $1,933,000 and $2,006,000, respectively.

Collaborative and Research Agreements

In July 2001, the CombiMatrix group entered into a non-exclusive worldwide license, supply, research and development agreement with Roche. Under the terms of the agreement, the CombiMatrix group and Roche would co-develop a platform technology, providing instrumentation and a range of standardized arrays for use in research applications. Subsequently, Roche would purchase, use and resell the CombiMatrix group’s instruments, arrays and related technologies for commercial research and development purposes. The agreement has a 15-year term and provides for minimum payments by Roche to the CombiMatrix group over the first three years, including payments upon the achievement of certain milestone as well as payments for products, royalties and research and development projects. During 2003, the CombiMatrix group’s research and development activities were driven primarily by ongoing performance obligations under the product commercialization phase of its license and research and development agreements with Roche. These activities included costs associated with direct labor, supplies and materials, development of prototype arrays and instruments and the use of outside consultants for certain engineering efforts. As discussed in Note 5, the CombiMatrix group completed all phases of its research and development programs with Roche in March 2004.

As disclosed in Note 6, the CombiMatrix group entered into an agreement with Leuchemix to purchase a total of $4,000,000 of Series A Preferred Stock of Leuchemix over a two-year period. Future contractual cash investments by the CombiMatrix group will total $2,150,000 in 2006.

In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the Department of Defense to further the development of the Company’s array technology for the detection of biological and chemical threat agents. Under the terms of the contract, the CombiMatrix group performed research and development activities as described under the contract and was reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of approximately $5.9 million. This project was concluded in December 2005. As a result, there are no future revenues or expenses to be recognized in future periods under this agreement.

In July 2004, the CombiMatrix group and collaborator irsiCaixa Foundation (“IRSI”) entered into a three-year research, development and licensing agreement to develop certain siRNA compounds for pre-clinical drug development against the HIV virus. This agreement was terminated during the fourth quarter of 2005. As a result, there are no future commitments under this agreement.

Human Resources

The CombiMatrix group provides certain severance benefits such that if an executive who is a vice president or higher is terminated for other than cause, death or disability, the executive will receive payments equal to three months’ base salary and other medical and dental benefits on a bi-weekly basis over a three-month period. If termination occurs as a result of a change in control transaction, these benefits will be extended by three months.

Litigation

On November 28, 2000, Nanogen, Inc. (“Nanogen”) filed suit against CombiMatrix Corporation and Dr. Donald Montgomery, a former officer of CombiMatrix Corporation. The Nanogen suit alleged, among other things, that CombiMatrix Corporation’s issued patent and certain pending patent applications, trade secrets and related technologies that were inappropriately obtained by CombiMatrix Corporation and that Nanogen was the legal owner of the patents, trade secrets and related technologies. The suit sought, among other things, correction of inventorship on CombiMatrix Corporation’s issued patent, the assignment of rights in the issued patent and pending patent applications to Nanogen, an injunction preventing disclosure of trade secrets, damages for trade secret misappropriation and the imposition of a constructive trust.

On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, CombiMatrix Corporation agreed to pay Nanogen a total of $1,000,000. CombiMatrix Corporation also agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement were $37,500 per quarter for the period from October 1, 2003 through October 1, 2004, and $25,000 per quarter thereafter until the patents expire. Also, pursuant to the settlement agreement, CombiMatrix Corporation issued to Nanogen 4,016,346 shares, or 17.5% of its outstanding shares post-issuance, subject to an anti-dilution provision related to the exercise of CombiMatrix Corporation options and warrants that were outstanding on the effective date of the agreement, for a period of up to three years.

Total legal settlement charges recorded in the CombiMatrix group statement of operations for the year ended December 31, 2002 include the fair value of the common shares issued to Nanogen in the amount of $17,471,000 and a charge in the amount of $1,000,000 related to the cash payments due to Nanogen discussed above.

During the years ended December 31, 2005, 2004 and 2003, the CombiMatrix group recorded net non-cash charges (credits) totaling ($406,000), $812,000 and $144,000, respectively, in connection with the anti-dilution provisions of the settlement agreement. The non-cash charges (credits) reflect changes in management’s estimate of the fair value of AR-CombiMatrix stock issued to Nanogen, Inc. as a result of certain options and warrants exercised during 2004 and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of December 31, 2004 and 2003. The liability is adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and was reflected as a long-term liability. The anti-dilution provisions of the settlement agreement expired in September 2005, resulting in a net non-cash credit of $211,000 from the reversal of the related liability as of that date. There are no future stock-based obligations to Nanogen.

The CombiMatrix group is subject to other claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on CombiMatrix group’s financial position, results of operations or cash flows.

10.  RETIREMENT SAVINGS PLAN

The CombiMatrix group has an employee savings and retirement plan under section 401(k) of the Internal Revenue Code (the “Plan”). The Plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The CombiMatrix group may contribute to the Plan at the discretion of Acacia Research Corporation’s board of directors. There were no contributions made by the CombiMatrix group during the years ended December 31, 2005, 2004 and 2003.

11.  ALLOCATED NET WORTH

The CombiMatrix group’s statements of allocated net worth present the equity transactions of Acacia Research Corporation, which are attributed to the CombiMatrix group as “Net assets attributed to the CombiMatrix group.” This presentation reflects the fact that the CombiMatrix group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock option transactions legal transactions of the CombiMatrix group. Presented below is a detail of the equity transactions of Acacia Research Corporation which relate to the businesses of the CombiMatrix group and which therefore comprise the balances reflected in the group’s net assets attributed to CombiMatrix group (in thousands):

CombiMatrix Group
2003
Units issued in private placement, net of issuance costs	$4,862
Allocated corporate charges	620
Stock options and warrants exercised	953
Employee stock grant	60
Stock option cancellations	(256)
Compensation expense relating to stock options and warrants	1,849
Unrealized loss on short-term investments	(27)
Unrealized gain on foreign currency translation	35
Shares issued to Nanogen pursuant to September 2002 settlement agreement (refer to Note 9)	74
Stock issuance related to acquisition of minority interests in Advanced Material Sciences and CombiMatrix K.K.	1,219
Net assets attributed to the CombiMatrix group - 2003	$9,389

2004
Units issued in direct offering, net of issuance costs	$13,715
Allocated corporate charges	396
Stock options and warrants exercised	5,117
Stock option cancellations	(185)
Compensation expense relating to stock options and warrants	939
Unrealized loss on short-term investments	(59)
Unrealized loss on foreign currency translation	(20)
Shares issued to Nanogen pursuant to September 2002 settlement agreement (refer to Note 9)	478
Net assets attributed to the CombiMatrix group - 2004	$20,381

2005
Units issued in direct offering, net of issuance costs	$12,724
Warrants issued in direct offerings (Refer to Note 12)	(2,194)
Allocated corporate charges	179
Stock options exercised	11
Compensation expense relating to stock options and warrants	(164)
Unrealized gain on short-term investments	38
Unrealized gain on foreign currency translation	73
Net assets attributed to the CombiMatrix group - 2005	$10,667

Equity Financings

In September 2005, Acacia Research Corporation raised gross proceeds of $10,537,000 through the sale of 6,385,907 shares of AR-CombiMatrix stock and 1,596,478 AR-CombiMatrix stock purchase warrants at a price of $1.65 per unit in a registered direct offering. Each unit consisted of one share of AR-CombiMatrix stock and one-quarter of a five-year AR-CombiMatrix stock purchase warrant. Each full AR-CombiMatrix stock purchase warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $2.40 per share and is exercisable immediately upon issue. Net proceeds raised of approximately $9,609,000, which are net of related issuance costs, were attributed to the CombiMatrix group.

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

In May 2003, Acacia Research Corporation completed a private equity financing, raising gross proceeds of $5,247,000 through the issuance of 2,385,000 units. Each unit consists of one share of AR-CombiMatrix common stock and one-half, five-year callable common stock purchase warrant. Each full common stock purchase warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $2.75 per share and is callable by Acacia Research Corporation beginning in May 2004 once the daily average of the high and low prices of Acacia Research Corporation’s AR-CombiMatrix stock on the Nasdaq SmallCap Market is equal to or above $4.50 for 20 consecutive trading days. Acacia Research Corporation issued an additional 31,502 shares of AR-CombiMatrix stock in lieu of cash payments in conjunction with the private placement for finder’s fees. Net proceeds raised from the private equity financing of $4,862,000 were attributed to the CombiMatrix group.

Warrants

During 2004 and 2003, proceeds of $2,093,000 and $450,000 were received from the issuance of 761,205 and 164,000 shares, respectively, of AR-CombiMatrix stock related to the exercise of certain warrants issued in connection with the May 2003 private equity financing described above. The proceeds from the warrants exercised were attributed to the CombiMatrix group.

12. COMMON STOCK PURCHASE WARRANT LIABILITY

Acacia Research Corporation’s classes of common stock are subject to certain redemption provisions in the event that Acacia Research Corporation sells, transfers, assigns or otherwise disposes of, in one transaction or a series of related transactions, all or substantially all of the properties and assets attributed to either group.

Acacia Research Corporation adopted FASB Staff Position No. 150-5 (“FSP No. 150-5”), effective July 1, 2005, which requires that warrants for shares that are redeemable be classified as liabilities, based on the fair values of the warrants, which are required to be marked to market at each balances sheet date. As a result, Acacia Research Corporation reclassified $521,000 from redeemable equity to a long-term warrant liability (included in “Other liabilities”), representing the fair value of 283,410 contingently redeemable AR-CombiMatrix stock purchase warrants originally issued in May 2003 (“May 2003 warrants”) and exercisable through May 2008. The cumulative effect of changes in the fair value of the warrant liability related to the May 2003 warrants through June 30, 2005 (immediately prior to the adoption date), was a net credit of $39,000, which is included in warrant charges (credits) in the statement of operations. Warrant charges (credits) for the year ended December 31, 2005 also included a net credit of $352,000 related to changes in the fair value of the liability related to the May 2003 warrants from July 1, 2005 through December 31, 2005.

In addition, in accordance FSP No. 150-5, the long-term warrant liability at December 31, 2005 also included $1,251,000, representing the December 31, 2005 fair value of the 1,596,478 contingently redeemable AR-CombiMatrix stock purchase warrants issued in the September 2005 equity financing described earlier. Warrant charges (credits) for the year ended December 31, 2005 includes a net credit of $421,000 related to changes in the fair value of the warrant liability related to the September 2005 warrants from September 2005 to December 31, 2005.

The fair value of AR-CombiMatrix stock purchase warrants was determined using the Black-Scholes option-pricing model, assuming weighted average risk free interest rates of approximately 2.34%, 3.72%, 4.18% and 4.35% in May 2003, June 2005, September 2005 and December 2005, respectively, volatility of 100% in May 2003, 88% in June 2005, 88% in September 2005 and 84% in December 2005, respectively, and expected terms of 3 to 5 years.

13. SUBSEQUENT EVENTS

On January 9, 2006, Acacia Research Corporation announced that its board of directors approved a plan for our wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. Refer to Note 16 to the Acacia Research Corporation consolidated financial statements elsewhere herein.

On January 27, 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship include the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio will assume all operational and financial responsibilities of CombiMatrix K.K. The expected loss on the sale of 67% of the voting interest in CombiMatrix K.K. is estimated to be approximately $150,000, and will be reflected in the statement of operations for the first quarter of 2006.

On February 8, 2006, the CombiMatrix group executed a one-year, $2.1 million contract with the Department of Defense to further the development of the CombiMatrix group's array technology for the detection of biological and chemical threat agents.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Refer to Note 7 for goodwill impairment charges recognized in 2005.

In July 2003, Acacia Research Corporation purchased the outstanding minority interests in its consolidated subsidiary CombiMatrix K.K. from Marubeni Corporation (“Marubeni”) by issuing 200,000 shares of its AR-CombiMatrix stock to Marubeni in exchange for Marubeni’s 10% minority interests (120 shares) in CombiMatrix K.K. The fair value of the AR- CombiMatrix stock issued was $450,000, based on the quoted market price of AR-CombiMatrix stock on the exchange date. The amount attributable to goodwill was $393,000. The related ownership interests and goodwill were allocated to the CombiMatrix group.

In July 2003, Acacia Research Corporation increased its consolidated ownership interest in Advanced Material Sciences from 87% to 99% by acquiring 1,774,750 shares of Advanced Material Sciences common stock in exchange for 295,790 shares of AR-CombiMatrix stock. The fair value of the AR-CombiMatrix stock issued was $769,000, based on the quoted market price of AR-CombiMatrix stock on the exchange date. The amount attributable to goodwill was $172,000. The related ownership interests and goodwill were allocated to the CombiMatrix group.

Acacia Technologies Group
(A Division of Acacia Research Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Acacia Research Corporation:

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 82 present fairly, in all material respects, the financial position of Acacia Technologies Group (a division of Acacia Research Corporation as described in Note 1) at December 31, 2005 and December 31, 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Acacia Research Corporation’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 1 to the financial statements, Acacia Technologies group is a division of Acacia Research Corporation; accordingly, the financial statements of Acacia Technologies group should be read in conjunction with the consolidated financial statements of Acacia Research Corporation.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 16, 2005

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2005	2004

ASSETS

Current assets:
Cash and cash equivalents	$14,498	$10,925
Short-term investments	24,462	17,721
Accounts receivable	4,421	193
Prepaid expenses and other assets	1,406	754
Receivable from CombiMatrix group	--	119

Total current assets	44,787	29,712

Property and equipment, net of accumulated depreciation	121	104
Patents, net of accumulated amortization	23,786	3,042
Goodwill	121	121
Other assets	78	79

	$68,893	$33,058

LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
Accounts payable and accrued expenses	$1,441	$2,175
Royalties and legal fees payable	3,758	--
Deferred revenues	639	428

Total current liabilities	5,838	2,603

Deferred income taxes	726	869
Other liabilities	83	--

Total liabilities	6,647	3,472

Minority interests	443	778

Commitments and contingencies (Note 11)

Allocated net worth:

Funds allocated by Acacia Research Corporation	144,087	104,817

Accumulated net losses	(82,284)	(76,009)

Total allocated net worth	61,803	28,808

	$68,893	$33,058

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF OPERATIONS
(In thousands)

	2005	2004	2003

Revenues:
License fees	$19,574	$4,284	$692

Total revenues	19,574	4,284	692

Operating expenses:
Marketing, general and administrative expenses	7,743	5,049	4,317
Legal expenses - patents	2,468	3,133	1,886
Inventor royalties and contingent legal fees expense - patents	11,106	--	--
Inventor royalties - V-chip	225	--	--
Non-cash stock compensation amortization	356	--	--
Goodwill impairment charge	--	1,656	--
Amortization of patents	4,922	501	502

Total operating expenses	26,820	10,339	6,705

Operating loss	(7,246)	(6,055)	(6,013)

Other income:
Cost method investment impairment charge	--	--	(207)
Interest and investment income	1,071	471	615

Total other income	1,071	471	408

Loss from continuing operations before income taxes
and minority interests	(6,175)	(5,584)	(5,605)

Benefit for income taxes	135	139	137

Loss from continuing operations before minority interests	(6,040)	(5,445)	(5,468)

Minority interests	2	6	17

Loss from continuing operations	(6,038)	(5,439)	(5,451)

Discontinued operations:
Estimated loss on disposal of discontinued operations	(237)	(104)	--

Division net loss	$(6,275)	$(5,543)	$(5,451)

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF ALLOCATED NET WORTH
(In thousands)

Balance at December 31, 2002	$40,542
Net assets attributed to the Acacia Technologies group	(428)
Division net loss	(5,451)
Balance at December 31, 2003	34,663
Net assets attributed to the Acacia Technologies group	(312)
Division net loss	(5,543)
Balance at December 31, 2004	28,808
Net assets attributed to the Acacia Technologies group	39,270
Division net loss	(6,275)
Balance at December 31, 2005	$61,803

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Division net loss	$(6,275)	$(5,543)	$(5,451)
Adjustments to reconcile division net loss to net cash used in operating activities:
Depreciation and amortization	4,981	551	616
Minority interests	(2)	--	(17)
Non-cash stock compensation	356	--	--
Deferred tax benefit	(143)	(143)	(144)
Non-cash impairment charge	--	1,656	207
Estimated loss on disposal of discontinued operations	237	104	--
Other	--	22	4
Changes in assets and liabilities, excluding effect of business acquisitions:
Accounts receivable	(4,228)	(69)	(124)
Prepaid expenses and other assets	(643)	654	(45)
Accounts payable and accrued expenses	(729)	712	(411)
Royalties and legal fees payable	3,758	--	--
Deferred revenues	211	(1,176)	101

Net cash used in operating activities from continuing operations	(2,477)	(3,232)	(5,264)
Net cash used in operating activities from discontinued operations	(513)	(727)	(551)
Net cash used in operating activities	(2,990)	(3,959)	(5,815)

Cash flows from investing activities:
Purchase of property and equipment	(75)	(81)	(3)
Purchase of available-for-sale investments	(39,919)	(9,239)	(5,206)
Sale of available-for-sale investments	33,141	9,004	--
Business acquisition	(5,796)	--	--
Patent acquisition costs	(445)	--	--
Other	--	(5)	--

Net cash used in investing activities from continued operations	(13,094)	(321)	(5,209)
Net cash used in investing activities from discontinued operations	--	(198)	(356)
Net cash used in investing activities	(13,094)	(519)	(5,565)

Cash flows from financing activities:
Net cash flows attributed to the Acacia Technologies group	19,657	(305)	(417)

Increase (decrease) in cash and cash equivalents	3,573	(4,783)	(11,797)

Cash and cash equivalents, beginning	10,925	15,708	27,505

Cash and cash equivalents, ending	$14,498	$10,925	$15,708

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

Acacia Research Corporation’s continuing operations are comprised of two separate divisions: the Acacia Technologies group and the CombiMatrix group (the “groups”).

The Acacia Technologies group, a division of Acacia Research Corporation, develops, acquires and licenses patented technologies. The Acacia Technologies group is primarily comprised of certain of Acacia Research Corporation’s wholly owned subsidiaries and limited liability companies including:

• Acacia Global Acquisition Corporation
• Acacia Media Technologies Corporation
• Acacia Patent Acquisition Corporation
• Acacia Technologies Services Corporation
• AV Technologies LLC
• Broadcast Data Retrieval Corporation
• Broadcast Innovation LLC
• Computer Cache Coherency Corporation
• Computer Docking Station Corporation
• Data Encryption Corporation
• Data Innovation LLC
• Financial Systems Innovation LLC
• High Resolution Optics Corporation

• Information Technology Innovation LLC
• InternetAd LLC
• IP Innovation LLC
• KY Data Systems LLC
• Microprocessor Enhancement Corporation
• New Medium LLC
• TechSearch LLC
• VData LLC
• Resource Scheduling Corporation
• Software Collaboration Corporation
• Soundview Technologies, Inc.
• Spreadsheet Automation Corporation

The Acacia Technologies group also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to Acacia Research Corporation’s intellectual property licensing and enforcement business. Refer to “Business Acquisition” below for information on the Acacia Technologies group’s 2005 business acquisition activity.

The Acacia Technologies group currently controls 41 patent portfolios, which include over 150 U.S. patents, and certain foreign counterparts, covering a wide variety of technologies used in a wide variety of industries.

Business Acquisition. On January 28, 2005, Acacia Global Acquisition Corporation acquired the assets of Global Patent Holdings, LLC, which owned 11 patent licensing companies (“GPH Acquisition”). The acquisition provided the Acacia Technologies group ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. Refer to Note 8 for a description of the acquisition transaction and the related accounting treatment.

Liquidity and Risks

The Acacia Technologies group believes that its cash and cash equivalent balances, including the proceeds from the February 2005 equity financing described below, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements through at least the next twelve months.

To date, the Acacia Technologies group has relied upon the receipt of license fee payments from the licensing of the Acacia Technologies group’s patented technologies and the selling of Acacia Research Corporation equity securities to generate the funds needed to finance the operations of the Acacia Technologies group. The V-chip patent expired in July 2003 and the V-chip licensing program was concluded in August 2004, and as a result, the Acacia Technologies group does not expect to collect any additional V-chip related license fee revenues in future periods. The Acacia Technologies group began to commercially license its DMT® technology in 2003 and has recognized $6.9 million in DMT® license fee revenues to date. Acacia Global Acquisition Corporation’s acquisition of the assets of Global Patent Holdings, LLC as discussed in Note 8, provides the Acacia Technologies group with ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. In 2005, the Acacia Technologies group recognized $16.2 million in paid-up license fee revenues from the licensing of certain of the patent portfolios acquired in the GPH Acquisition. The GPH Acquisition, and other patent acquisitions during 2005, expanded and diversified the Acacia Technologies group’s future revenue generating opportunities.

However, there can be no assurance that the Acacia Technologies group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the Acacia Technologies group and on Acacia Research Corporation’s ability to achieve its intended business objectives. The Acacia Technologies group’s success also depends on its ability to protect its intellectual property.

The timing of the receipt of revenues by the Acacia Technologies group’s business operations are subject to certain risks and uncertainties, including:

•	market acceptance of our technologies and services;
•	business activities and financial results of our licensees;
•	technological advances that may make our technologies obsolete or less competitive;
•	increases in operating costs, including costs for legal services, engineering and research and personnel;
•	the availability and cost of capital;
•	general economic conditions; and
•	governmental regulation that may restrict the Acacia Technologies group’s business.

The Acacia Technologies group relies on its proprietary rights and their protection. Although reasonable efforts will be taken to protect the Acacia Technologies group’s proprietary rights, the complexity of international trade secret, copyright, trademark and patent law, and common law, coupled with limited resources and the demands of quick delivery of technologies to market, create risk that these efforts will prove inadequate. Accordingly, if the Acacia Technologies group is unsuccessful with litigation to protect its intellectual property rights, the future revenues of the Acacia Technologies group could be adversely affected.

Recapitalization Transaction

On December 11, 2002, Acacia Research Corporation’s stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby Acacia Research Corporation created two new classes of common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”), and divided the existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation’s CombiMatrix group. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation’s Acacia Technologies group. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of the different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups.

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

Minority interests represents participation of other stockholders in the allocated net assets and in the division earnings and losses of the Acacia Technologies group and is reflected in the caption minority interests in the Acacia Technologies group financial statements. Minority interests adjust the Acacia Technologies group’s share of the division’s earnings or loss of non-wholly owned subsidiaries of Acacia Research Corporation that have been attributed to the Acacia Technologies group.

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

Revision in the Classification of Certain Securities. In connection with the preparation of the 2005 financial statements, the Acacia Technologies group concluded that it was appropriate to classify its annuity investments as current investments.  Prior to 2005, such investments had been classified as cash and cash equivalents.  Accordingly, the Acacia Technologies group has revised the prior classification to report these securities as short-term investments on the balance sheet as of December 31, 2004.  The Acacia Technologies group has also made corresponding adjustments to its statements of cash flows for the years ended December 31, 2004 and 2003, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operations or from financing activities in previously reported statements of cash flows, and it does not affect previously reported statements of operations for any period.

As of December 31, 2004, before this revision in classification, $4,825,000 of these current investments were classified as cash and cash equivalents on the Acacia Technologies group’s balance sheet.  The impact of the revision in classification on cash flows from investing activities was not material for the any of the periods presented.

Revenue Recognition. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured. Under the terms of our license agreements, the Acacia Technologies group grants non-exclusive licenses for the use of its patented technologies. In general, pursuant to the terms of our agreements with our licensees, upon the grant of the licenses, the Acacia Technologies group has no further obligations with respect to the licenses granted. License fees paid to and recognized as revenue by the Acacia Technologies group are non-refundable.

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

Certain license agreements provide for the payment of contractually determined paid-up license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by our patented technologies. Certain of the agreements also provide for future royalties or additional required payments based on future activities. The execution of these license agreements may also result in the dismissal of any pending litigation. Pursuant to the terms of these agreements, the Acacia Technologies group has no further obligation with respect to the grant of the non-exclusive retroactive and future license, including no express or implied obligation on the Acacia Technologies group’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the license upon execution of the agreement. As such, the earnings process is generally complete upon the execution of the agreement, and revenue is recognized upon execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met. Refer to Note 11 for information on inventor royalties and contingent legal fees.

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

Short-term Investments. The Acacia Technologies group’s short-term investments are held in a variety of interest bearing instruments including U.S. government debt securities, high-grade corporate bonds, commercial paper, auction rate securities, money market accounts, certificates of deposit and other high-credit quality marketable securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments. Investments are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and FASB Technical Bulletin 85-4:  “Accounting for Purchases of Life Insurance ("FTB 85-4").” At December 31, 2005 and 2004, all of the Acacia Technologies group’s investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a component of allocated net worth until realized.

The fair value of the Acacia Technologies group’s investments is primarily determined by quoted market prices. Realized and unrealized gains and losses are recorded based on the specific identification method. For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in division net income (loss). An impairment is deemed other than temporary unless (a) the Acacia Technologies group has the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time.  In accordance with FTB 85-4, at each balance sheet date, annuity investments are reported at their stated contract value, which is comprised of total amounts invested and cumulative interest and dividends earned.

The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income (expense). Interest and dividends on all securities are included in interest income.

At December 31, 2005 and 2004, the Acacia Technologies group held $10,625,000 and $11,900,000, respectively, of short-term investments, which consist of auction rate municipal bonds and variable rate municipal demand notes classified as available-for-sale securities.  The Acacia Technologies group’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Acacia Technologies group has the ability to quickly liquidate these securities.  As a result, there were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from current investments.  All income generated from these current investments was recorded as interest income.

As of December 31, 2005 and 2004 we had $1,667,000 and $4,825,000 of annuity investments classified as current investments as these amounts are available for current operations and are highly liquid, despite the long-term nature of their stated contractual maturities.

Concentration of Credit Risks. Financial instruments that potentially subject the Acacia Technologies group to concentrations of credit risk are cash equivalents and short-term investments. The Acacia Technologies group places its cash equivalents and short-term investments primarily in investment grade, short-term debt instruments. Cash equivalents are invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The Acacia Technologies group has not experienced any significant losses on its deposits of cash and cash equivalents.

Three, two and one licensee(s) individually accounted for greater than 10% of the Acacia Technologies group’s license fee revenues recognized during the years ended December 31, 2005, 2004 and 2003, respectively. Two and one licensee(s) represented approximately 95% and 25% of the Acacia Technologies group’s accounts receivable at December 31, 2005 and 2004, respectively. The Acacia Technologies group performs regular credit evaluations of its significant licensees and has not experienced any significant credit losses.

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

Furniture and fixtures	3 to 5 years
Computer hardware and software	3 to 5 years
Leasehold improvements	Lesser of lease term or useful life of improvement

Organization Costs. Costs of start-up activities, including organization costs, are expensed as incurred.

Patents and Goodwill. Goodwill and identifiable intangibles, including patents, are recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible assets acquired. Patents, once issued or purchased, are amortized on the straight-line method over their remaining economic useful lives, ranging from two to nine years. Goodwill is not amortized.

Impairment of Long-lived Assets Goodwill. Long-lived assets and intangible assets are reviewed for potential impairment at least annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available. If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

Goodwill is evaluated for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. The Acacia Technologies group has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. As of December 31, 2005, the Acacia Technologies group has one reporting unit. The fair value of the Acacia Technologies group reporting unit is estimated using a discounted cash flow analysis and reference to quoted market prices of Acacia Research Corporations AR-Acacia Technologies stock.

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

As a result of the completion of the V-chip licensing program in August 2004, as of September 30, 2004, Soundview Technologies was no longer considered a reporting unit of the Acacia Technologies group.

Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short-term maturity.

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

Income Taxes. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Acacia Technologies group’s financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

Segments. The Acacia Technologies group follows SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” which establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Management has determined that the Acacia Technologies group operates in one segment.

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

Earnings (Loss) Per Share. Earnings (loss) per share information is omitted from the Acacia Technologies group statements of operations because AR-Acacia Technologies stock is part of the capital structure of Acacia Research Corporation. The Acacia Technologies group is not a separate legal entity. Holders of AR-Acacia Technologies stock continue to be stockholders of Acacia Research Corporation. This presentation reflects the fact that the Acacia Technologies group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock transactions legal transactions of the Acacia Technologies group. Refer to the Acacia Research Corporation consolidated financial statements for earnings (loss) per share information for Acacia Research Corporation’s classes of stock.

Recent Accounting Pronouncements. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

3. SHORT-TERM INVESTMENTS

Short-term investments consist of the following at December 31, 2005 and 2004 (in thousands):

	2005		2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available-for-sale securities:
Corporate and municipal bonds and notes	$1,132	$1,129	$--	$--
Auction rate securities and annuity investments	12,292	12,292	16,725	16,725
U.S. government securities	9,079	9,041	--	--
Certificates of deposit	2,000	2,000	1,000	996
	$24,503	$24,462	$17,725	$17,721

Gross unrealized gains and losses related to available-for-sale securities were not material for the periods presented. Except for investments in auction rate securities and annuity investments, all investments classified as available-for-sale at December 31, 2005 and 2004 have contractual maturities of one year or less. For auction rate securities and annuity investments, contractual maturity dates range from nine to forty eight years, with reset dates every 7 to 63 days for auction rate securities and daily liquidity for all funds invested in annuity investments, similar to money market instruments. Refer to Note 2 for more information.

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005 and 2004 (in thousands):
	2005	2004

Furniture and fixtures	$234	$207
Computer hardware and software	259	216
Leasehold improvements	34	29
	527	452
Less: accumulated depreciation	(406)	(348)
	$121	$104

Depreciation expense was $59,000, $49,000 and $114,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Fully depreciated assets totaling $274,000 were written off in 2004.

5. BALANCE SHEET COMPONENTS

Accounts payable, accrued expenses and other consists of the following at December 31, 2005 and 2004 (in thousands):
	2005	2004

Accounts payable	$81	$88
Payroll and other employee benefits	92	119
Accrued vacation	231	183
Accrued liabilities of discontinued operations	136	272
Accrued legal expenses	464	1,195
Accrued consulting and other professional fees	179	297
Inventor royalties V-chip	225	--
Other accrued liabilities	33	21
	$1,441	$2,175

6. INVESTMENTS

In the second quarter of 2003, the Acacia Technologies group recorded an impairment charge of $207,000 for an other-than-temporary decline in the fair value of Acacia Research Corporation’s investment in Advanced Data Exchange. Impairment indicators included a continued decline in the working capital of the entity and reference to a recent equity transaction and related valuation indicating an other-than-temporary decline in fair value of the investment.

7. INTANGIBLES

At December 31, 2005 and 2004, the Acacia Technologies group had $121,000 of goodwill. In August 2004, as a result of the adverse ruling in Acacia Technologies group’s V-chip patent infringement lawsuit described at Note 11, the Acacia Technologies group recorded an impairment charge totaling $1,616,000 in connection with the write-down of 100% of the goodwill related to the V-chip.

The Acacia Technologies group’s only identifiable intangible assets are patents and patent rights, which have remaining economic useful lives of between 2 and 7 years. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2005 and 2004 are as follows (in thousands):
	2005	2004

Gross carrying amount - patents	$30,392	$4,726
Accumulated amortization	(6,606)	(1,684)
Patents, net	$23,786	$3,042

The weighted average remaining estimated economic useful life of the Acacia Technologies group’s patents is 5 years. Aggregate patent amortization expense was $4,922,000, $501,000 and $502,000 in 2005, 2004 and 2003, respectively. Annual aggregate amortization expense for each of the next five years through December 31, 2010 is estimated to be $5,350,000 in 2006, $5,298,000 in 2007, $3,975,000 in 2008, $3,524,000 in 2009 and $3,256,000 in 2010.

For the year ended December 31, 2005, the Acacia Technologies group incurred and capitalized patent acquisition costs totaling $445,000 in connection with the acquisition of the rights to several additional patent portfolios. The patents have estimated economic useful lives ranging from four to seven years and are being amortized over a weighted average economic useful life of five years. Refer to Note 8 for additions to patent related intangibles in connection with the GPH Acquisition.

At December 31, 2005 and 2004, all of the Acacia Technologies group’s acquired intangible assets other than goodwill were subject to amortization.

8. ACQUISITIONS

On January 28, 2005, Acacia Global Acquisition Corporation, a wholly owned subsidiary of Acacia Research Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies. The acquisition provided the Acacia Technologies group with 100% ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. As a result of the acquisition, the Acacia Technologies group expanded and diversified its revenue generating opportunities and accelerated the execution of the Acacia Technologies group’s business strategy of acquiring, developing and licensing patented technologies.

The acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangibles and liabilities assumed, based on their estimated fair market values at the date of acquisition. The statement of operations includes the results of the acquired companies beginning on January 28, 2005, the date of acquisition. The aggregate purchase consideration was approximately $25,089,000, including $5.0 million of cash, the issuance of 3,938,832 shares of AR-Acacia Technologies stock valued at $19,293,000 (net of estimated common stock registration costs of $212,000) and other acquisition costs, including registration costs, totaling $796,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the total purchase consideration and the allocation of the consideration paid to the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Consideration:
Cash paid	$5,000
Fair value of AR-Acacia Technologies stock issued(1)	19,293
Acquisition and registration costs	796
Total purchase consideration	$25,089
Purchase Price Allocation:
Estimated fair value of net tangible assets acquired at January 28, 2005	$(42)
Intangible assets acquired - patents and patent rights(1)	25,131
Total	$25,089
____________________________________________
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

Amounts attributable to patents and patent rights acquired are amortized using the straight-line method over the estimated economic useful lives of the underlying patents which range from two to seven years. As of the date of acquisition, the estimated weighted average useful life of amortizable patent related intangibles acquired is approximately 6 years.

In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC who, as a result of the acquisition transaction, became a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the year ended December 31, 2005 include $1,009,000 in expenses related to the consulting agreement. Refer to Note 8 to the Acacia Research Corporation consolidated financial statements for a summary of the significant provisions of the consulting agreement.

The acquisition will be treated for tax purposes as a taxable asset acquisition and, as such, Acacia Research Corporation does not expect any book/tax basis differences and thus, no deferred income taxes were recorded in connection with the application of the purchase method of accounting. Differences between the book and tax amortization period for amounts allocated to patented related intangibles will give rise to deferred tax assets in future periods.

See Note 8 to the Acacia Research Corporation consolidated financial statements for the unaudited pro forma combined results of operations related to the acquisition for the applicable periods presented.

9.  INCOME TAXES

Acacia Technologies group’s allocated provision (benefit) for income taxes consists of the following (in thousands):
	2005	2004	2003
Current:
U.S. Federal tax	$--	$--	$(2)
State taxes	8	4	9
	8	4	7
Deferred:
U.S. Federal tax	(143)	(143)	(144)
State taxes	--	--	--
	(143)	(143)	(144)
	$(135)	$(139)	$(137)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004
Deferred tax assets:
Basis of investments in affiliates	$28,808	$28,808
Depreciation and amortization	1,085	6
Intangibles	(646)	(866)
Deferred revenue	254	171
Stock compensation	882	740
Accrued liabilities and other	659	804
Write-off of investments	1,842	1,842
Net operating loss and capital loss carryforwards and credits	23,443	21,819
Total deferred tax assets	56,327	53,324
Less: valuation allowance	(56,327)	(53,324)
Deferred tax assets, net of valuation allowance	--	--
Deferred tax liabilities:
Intangibles	(726)	(869)
Net deferred tax liability	$(726)	$(869)

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2005	2004	2003
Statutory federal tax rate	(34%)	(34%)	(34%)
Amortization of intangible assets	--	--	1%
Non deductible permanent items	1%	--	--
Valuation allowance	31%	32%	32%
	(2%)	(2%)	(1%)

At December 31, 2005, the Acacia Technologies group has deferred tax assets totaling approximately $56,327,000, which are fully offset by a valuation allowance due to management’s determination that the criteria for recognition have not been met.

At December 31, 2005, the Acacia Technologies group had U.S. federal and state income tax net operating loss carry forwards (“NOLs”), excluding NOLs related to subsidiaries for which Acacia Research Corporation does not file a consolidated return, were approximately $52,835,000 and $47,744,000, expiring between 2010 and 2005 and 2006 and 2015, respectively. In addition, the Acacia Technologies group had tax credit carryforwards of approximately $62,000.

As of December 31, 2005, the aggregate tax NOLs at subsidiaries not consolidated for federal tax purposes are $21,075,000, expiring between 2010 and 2025. However, the use of these NOLs is limited to the separate earnings of the respective subsidiaries. In addition, ownership changes may also restrict the use of NOLs.

Had the Acacia Technologies group filed separate tax returns, the benefit for income taxes and division net loss would not have differed from the amounts reported in the Acacia Technologies group’s statements of operations for the periods presented.

As of December 31, 2005, approximately $740,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia Research Corporation’s NOLs. At such time as the valuation allowance is released, the benefit will be credited to additional paid-in capital.

10. DISCONTINUED OPERATIONS

In 2005 and 2004, the Acacia Technologies group accrued an additional $237,000 and $104,000 (net of minority interests), respectively, in estimated costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001). The additional accruals relate primarily to certain noncancellable lease obligations, the inability to sublease the related office space at rates commensurate with our existing obligations and certain lease termination costs. The related lease obligations, which were guaranteed by Acacia Research Corporation, expired in August 2005.

The assets and liabilities of the discontinued operations at December 31, 2005 and 2004 consist primarily of $741,000 and $889,000 of cash and cash equivalents and lease deposits and $144,000 and $275,000 of accounts payable and accrued expenses, respectively.

11.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Acacia Technologies group leases certain office space under various operating lease agreements expiring in 2012. Minimum annual rental commitments for Acacia Technologies group operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):
Year

2006	$515
2007	543
2008	565
2009	588
Thereafter	1,355
Total minimum lease payments	$3,566

Rent expense of continuing operations for the years ended December 31, 2005, 2004 and 2003 approximated $453,000, $308,000 and $467,000, respectively.

Inventor Royalties and Contingent Legal Expenses

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

Patent Enforcement and Other Litigation

Acacia Technologies group is subject to claims, counterclaims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the Acacia Technologies group’s financial position, results of operations or cash flows. However, the Acacia Technologies group could be subject to claims and legal actions relating to the CombiMatrix group. Companies comprising the Acacia Technologies group are often required to engage in litigation to enforce their patents and patent rights.

12.  RETIREMENT SAVINGS PLANS

The Acacia Technologies group has an employee savings and retirement plan under section 401(k) of the Internal Revenue Code (the “Plan”). The Plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Acacia Technologies group may contribute to the Plan at the discretion of Acacia Research Corporation’s board of directors. There were no contributions made by the Acacia Technologies group during the years ended December 31, 2005, 2004 and 2003.

13. ALLOCATED NET WORTH

The Acacia Technologies group’s statements of allocated net worth present the equity transactions of Acacia Research Corporation, which are attributed to the Acacia Technologies group as “Net assets attributed to the Acacia Technologies group.” This presentation reflects the fact that the Acacia Technologies group does not have legally issued common or preferred stock, nor are warrant issuances or employee stock transactions legal transactions of the Acacia Technologies group. Presented below is a detail of the equity transactions of Acacia Research Corporation which relate to the businesses of the Acacia Technologies group and which therefore comprise the balances reflected in the group’s net assets attributed to Acacia Technologies group (in thousands):

Acacia Technologies Group

2003
Allocated corporate charges	$(620)
Stock options exercised	190
Unrealized gain on short-term investments	2

Net assets attributed to the Acacia Technologies group - 2003	$(428)

2004
Allocated corporate charges	$(396)
Stock options exercised	90
Unrealized loss on short-term investments	(6)

Net assets attributed to the Acacia Technologies group - 2004	$(312)

2005
Units issued in direct offerings, net of issuance costs	$19,532
Stock issued in connection with the GPH Acquisition, net of acquisition costs	19,293
Allocated corporate charges	(179)
Stock options exercised	304
Compensation expense relating to stock options	356
Unrealized loss on short-term investments	(36)

Net assets attributed to the Acacia Technologies group - 2005	$39,270

Equity Financings

In February 2005, Acacia Research Corporation raised gross proceeds of $19,600,000 through the sale of 3,500,000 shares of AR-Acacia Technologies stock at a price of $5.60 per share in a registered direct offering. Net proceeds raised of approximately $19,532,000, which are net of related issuance costs, were attributed to the Acacia Technologies group.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid by the Acacia Technologies group for income taxes was not material for the periods presented.

Refer to Note 8 for a summary of the Acacia Technologies group’s non cash investing activities related to the GPH Acquisition.

EXHIBIT INDEX
Exhibit Number	Description

2.1	Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
2.2	Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (2)
3.1	Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (4)
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (5)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (6)
10.3*	CombiMatrix Corporation 1998 Stock Option Plan (7)
10.4*	CombiMatrix Corporation 2000 Stock Awards Plan (7)
10.5*	2002 CombiMatrix Stock Incentive Plan (8)
10.6*	2002 Acacia Technologies Stock Incentive Plan (9)
10.7	Lease Agreement dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (10)
10.8	Settlement Agreement dated September 30, 2002, by and among Acacia Research Corporation, CombiMatrix Corporation, Donald D. Montgomery, Ph.D. and Nanogen, Inc.(7)
10.9†	Research & Development Agreement dated September 25, 2002, between CombiMatrix Corporation and Roche Diagnostics GmbH(7)
10.10†	License Agreement dated September 25, 2002 between CombiMatrix Corporation and Roche Diagnostics GmbH(7)
10.11	Form of Indemnification Agreement (11)
10.12	Series A Preferred Stock Purchase Agreement dated October 1, 2004, by and between Leuchemix, Inc. and CombiMatrix Corporation(12)
10.13	Investor Rights Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation(12)
10.14	Voting Agreement dated October 1, 2004, by and among Leuchemix, Inc., CombiMatrix Corporation and the holders of the Common Stock set forth on Exhibit A attached thereto(12)
10.15	Right of First Refusal and Co-Sale Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation(11)
10.16	Letter of Intent dated December 15, 2004 between Acacia Research Corporation and Global Patent Holdings LLC (13)
10.17†	First Addendum to Roche/CBMX Research and Development Agreement dated March 25, 2003
10.18	Research & Development Agreement Second Amendment dated March 19, 2004, between Roche Diagnostics GmbH and CombiMatrix Corporation
10.19	Sublease Guaranty dated as of June 15, 2005 by CombiMatrix Corporation in favor of Accupath Diagnostic Laboratories, Inc.
10.20	Sublease dated June 15, 2005, by and between Accupath Diagnostic Laboratories, Inc., dba U.S. Labs, and CombiMatrix Molecular Diagnostics, Inc.
10.21	Lease Agreement dated October 19, 2000 by and between Wiredzone Property, L.P. and CombiMatrix Corporation
10.22	First Amendment to Lease Agreement dated April 22, 2001 by and between Wiredzone Property, L.P. and CombiMatrix Corporation
10.23	Form of Subscription Agreement between Acacia Research Corporation and certain investors (14)
21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP (relating to the financial statements of Acacia Research Corporation)
23.2	Consent of PricewaterhouseCoopers LLP (relating to the financial statements of CombiMatrix Corporation)
23.3	Consent of PricewaterhouseCoopers LLP (relating to the financial statements of the Acacia Technologies group and the CombiMatrix group)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
__________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement.
†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.

(1)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).
(2)

Incorporated by reference as Appendix A to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(3)

Incorporated by reference as Appendix B to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(4)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on August 10, 2001 (SEC File No. 000-26068).
(5)	Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).
(6)	Incorporated by reference from Acacia Research Corporation’s Definitive Proxy as Appendix A Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).
(7)	Incorporated by reference to Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.
(8)

Incorporated by reference as Appendix D to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(9)

Incorporated by reference as Appendix E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(10)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 (SEC File No. 000-26068).
(11)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (SEC File No. 000-26068).
(12)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on November 5, 2004 (SEC File No. 000-26068).
(13)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-26068).
(14)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on September 19, 2005 (SEC File No. 000-26068).