Form 10-Q
period 2006-03-31
ACACIA RESEARCH CORP
filed 2006-05-10
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of May 5, 2006, 27,849,409 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of May 5, 2006, 38,992,402 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

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

ii

PART I--FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$12,636	$20,164
Short-term investments	40,430	39,009
Accounts receivable	4,577	5,332
Prepaid expenses, inventory, and other assets	2,189	2,115

Total current assets	59,832	66,620

Property and equipment, net of accumulated depreciation	2,297	2,484
Patents, net of accumulated amortization	29,954	31,712
Goodwill	17,039	18,980
Other assets	2,047	1,638

	$111,169	$121,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,655	$3,924
Royalties and legal fees payable	2,115	3,758
Current portion of deferred revenues	781	804

Total current liabilities	7,551	8,486

Deferred income taxes	-	2,701
Deferred revenues, net of current portion	1,439	1,439
Other liabilities	3,249	1,464

Total liabilities	12,239	14,090

Minority interests	443	447

Commitments and contingencies (Note 10)

Redeemable stockholders' equity:
Preferred stock
Acacia Research Corporation, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock
Acacia Research - Acacia Technologies stock, par value $0.001 per share; 50,000,000 shares authorized; 27,766,909 and 27,722,242 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	28	28
Acacia Research - CombiMatrix stock, par value $0.001 per share; 50,000,000 shares authorized; 38,992,402 shares issued and outstanding as of March 31, 2006 and December 31, 2005	39	39
Additional paid-in capital	315,492	315,146
Deferred stock compensation	-	(1,400)
Accumulated comprehensive income	(60)	(2)
Accumulated deficit	(217,012)	(206,914)

Total stockholders' equity	98,487	106,897

	$111,169	$121,434

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
License fees	$4,717	$1,863
Government contract	264	731
Products	924	278
Service contracts	57	60

Total revenues	5,962	2,932

Operating expenses:
Cost of government contract revenues	250	691
Cost of product sales	221	163
Research and development expenses (including non-cash stock compensation expense of $293 in 2006)	2,379	1,140
Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,450 in 2006 and ($126) in 2005)	7,499	3,763
Legal expenses - patents	366	561
Inventor royalties and contingent legal fees expense - patents	2,271	647
Amortization of patents	1,617	1,190
Legal settlement credits	-	(179)
Loss from equity investments	239	39

Total operating expenses	14,842	8,015

Operating loss	(8,880)	(5,083)

Other income (expense):
Interest and investment income	540	273
Loss on sale of interest in subsidiary	(84)	-
Warrant (charges) credits	(1,740)	-

Total other income (expense)	(1,284)	273

Loss from continuing operations before income taxes	(10,164)	(4,810)

Benefit for income taxes	66	70

Loss from continuing operations	(10,098)	(4,740)

Discontinued operations:

Estimated loss on disposal of discontinued operations	-	(210)

Net loss	(10,098)	(4,950)

Unrealized gains (losses) on short-term investments	(1)	14
Unrealized gains (losses) on foreign currency translation	4	-
Sale of interest in subsidiary's cumulative translation adjustment	(61)	8

Comprehensive loss	$(10,156)	$(4,928)

Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
Net loss	$(2,409)	$(1,874)
Basic and diluted loss per share	(0.09)	(0.08)

Attributable to the CombiMatrix group:
Net loss	$(7,689)	$(3,076)
Basic and diluted loss per share	(0.20)	(0.10)

Weighted average shares:
Acacia Research - Acacia Technologies stock:
Basic and diluted	27,400,857	24,558,419
Acacia Research - CombiMatrix stock:
Basic and diluted	38,992,402	31,200,496

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net loss	$(10,098)	$(4,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,878	1,482
Non-cash stock compensation	1,743	(126)
Deferred taxes	(70)	(70)
Non-cash warrant charge (credit)	1,740	-
Non-cash legal settlement charges (credits)	-	(179)
Estimated loss on disposal of discontinued operations	-	210
Loss from equity investments	239	39
Loss on sale of interest in subsidiary	84
Other	124	(28)
Changes in assets and liabilities, excluding effect of business acquisition:
Accounts receivable	738	(862)
Prepaid expenses, inventory and other assets	(497)	(542)
Accounts payable and accrued expenses	1,127	349
Royalties and legal fees payable	(1,643)	481
Deferred revenues	29	399

Net cash used in operating activities from continuing operations	(4,606)	(3,797)
Net cash provided by (used in) operating activities from discontinued operations	245	(288)
Net cash used in operating activities	(4,361)	(4,085)

Cash flows from investing activities:
Purchase of property and equipment	(175)	(268)
Purchase of available-for-sale investments	(5,028)	(4,673)
Sale of available-for-sale investments	3,605	15,184
Business acquisition	(16)	(5,689)
Purchase of additional interests in equity method investee	(650)	(250)
Patent acquisition costs	(550)	(175)
Sale of interest in subsidiary	(369)	-

Net cash provided by (used in) investing activities	(3,183)	4,129

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	-	19,530
Proceeds from the exercise of stock options	16	34

Net cash provided by financing activities	16	19,564

Effect of exchange rate on cash	-	9

(Decrease) increase in cash and cash equivalents	(7,528)	19,617

Cash and cash equivalents, beginning	20,164	13,910

Cash and cash equivalents, ending	$12,636	$33,527

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Acacia Research Corporation (“we,” “us” and “our”) is comprised of two operating groups.

CombiMatrix Group

Our life sciences business, referred to as the “CombiMatrix group,” a division of Acacia Research Corporation, is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation’s wholly owned subsidiary, CombiMatrix Molecular Diagnostics and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation’s life sciences business.

The CombiMatrix group develops proprietary technologies and products and services in the areas of drug development, genetic analysis, nanotechnology research, defense and homeland security markets, and other markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc., a wholly owned subsidiary located in Irvine, California, is exploring opportunities for the CombiMatrix group’s arrays in the field of molecular diagnostics. In January 2006, CombiMatrix Corporation sold 67% of its ownership interest in CombiMatrix K.K. to a third party. Refer to Note 12.

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
•  Product Activation Corporation
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

The Acacia Technologies group currently controls 42 patent portfolios, which include over 160 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Business Acquisition. On January 28, 2005, Acacia Global Acquisition Corporation acquired the assets of Global Patent Holdings, LLC, which owned 11 patent licensing companies (“GPH Acquisition”). The acquisition provided the Acacia Technologies group ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. Refer to Note 7 for a description of the acquisition transaction.

Other

In January 2006, our board of directors approved a plan for our wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. We expect to complete the transaction in the third quarter of 2006, subject, however, to determining that there are no significant negative tax consequences to Acacia Research Corporation or our shareholders and completing the required filings with the Securities and Exchange Commission (“SEC”). If the conditions are met, Acacia Research Corporation will redeem all of the issued and outstanding shares of AR-CombiMatrix stock for all of the common stock of CombiMatrix Corporation, which will register its common stock under the Securities and Exchange Act of 1934. Following the redemption, CombiMatrix Corporation will apply to list its shares for trading on a national exchange.

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

Liquidity and Risks

General. To date, we and our subsidiaries have relied primarily upon selling equity securities and payments from our strategic partners and licensees to generate the funds needed to finance the implementation of our plans of operation for our subsidiaries. Management believes that our cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet our cash requirements through at least June 30, 2007. We may be required to obtain additional financing. There can be no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our businesses may suffer.

The CombiMatrix Group. The CombiMatrix group is deploying new and unproven technologies and continues to develop its commercial products. The CombiMatrix group has several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. Management believes that existing cash and cash equivalents and short-term investments are adequate to fund operations through at least June 30, 2007. However, the ability to meet business objectives is dependent upon the CombiMatrix group’s ability to raise additional financing, substantiate its technology and ultimately to fund itself from continuing operations. There can be no assurance that such funding will be available at acceptable terms or at all. The CombiMatrix group has a history of incurring net losses and net operating cash flow deficits.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Acacia Technologies Group. To date, the Acacia Technologies group has relied upon the receipt of license fee payments from the licensing of the Acacia Technologies group’s patented technologies and the selling of Acacia Research Corporation equity securities to generate the funds needed to finance the operations of the Acacia Technologies group. The Acacia Technologies group began to commercially license its DMT® technology in 2003. The GPH Acquisition provided the Acacia Technologies group with ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. The GPH Acquisition, and other patent acquisitions during 2005 and 2006, expanded and diversified the Acacia Technologies group’s future potential revenue generating activities.

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

The timing of the receipt of revenues by the Acacia Technologies group’s business operations are subject to certain risks and uncertainties, including:

•	market acceptance of our patented technologies and services;
•	business activities and financial results of our licensees;
•	technological advances that may make our patented technologies obsolete or less competitive;
•	increases in operating costs, including costs for legal services, engineering and research and personnel;
•	the availability and cost of capital; and
•	governmental regulation that may restrict the Acacia Technologies group’s business.

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

Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of Acacia Research Corporation and its wholly owned and majority-owned subsidiaries and investments accounted for under the equity method. Material intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005, as reported by us in our Annual Report on Form 10-K. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of March 31, 2006, and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the entire year.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Separate Group Presentation. AR-CombiMatrix stock and AR-Acacia Technologies stock are intended to reflect the separate performance of the respective division of Acacia Research Corporation. The CombiMatrix group and the Acacia Technologies group are not separate legal entities. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, holders of AR-CombiMatrix stock and AR-Acacia Technologies stock continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to one of the groups could be subject to the liabilities of the other group. The group financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and taken together, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of the groups reflect the financial position, results of operations, and cash flows of the businesses included therein. The financial statements of the groups include the accounts or assets of Acacia Research Corporation specifically attributed to the groups and were prepared using amounts included in Acacia Research Corporation’s consolidated financial statements.

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

Revision in the Classification of Certain Securities. In connection with the preparation of the 2005 consolidated financial statements, Acacia Research Corporation concluded that it was appropriate to classify its annuity investments as current investments.  Prior to 2005, such investments had been classified as cash and cash equivalents.  Accordingly, we have made adjustments to our consolidated statement of cash flows for the three months ended March 31, 2005, to reflect the gross purchases of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported statements of cash flows, and it does not affect our previously reported statements of operations for any period.

As of March 31, 2005, before this revision in classification, $4,860,000 of these current investments were classified as cash and cash equivalents on our consolidated balance sheet.  The impact of the revision in classification on consolidated cash flows from investing activities was not material for the any of the periods presented.

Stock-Based Compensation. Effective January 1, 2006, Acacia Research Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which sets forth the accounting requirements for “share-based” compensation payments to employees and non-employee directors and requires that compensation cost relating to share-based payment transactions be recognized in the statement of operations. In March 2005, the SEC published Staff Accounting Bulletin No. 107 (“SAB 107”), which requires stock-based compensation to be classified in the same expense line items as cash compensation (i.e. marketing, general and administrative and research and development expenses). The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

In addition, SFAS No. 123R requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated forfeiture rate. As such, SFAS No. 123R requires Acacia Research Corporation to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized. Acacia Research Corporation considers several factors in connection with our estimates of pre-vesting forfeitures including types of awards, employee class, and historical pre-vesting forfeiture data. Estimates of pre-vesting forfeiture must be periodically revised in subsequent periods if actual forfeitures differ from those estimates. To the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised. Prior to the adoption of SFAS No. 123R, Acacia Research Corporation accounted for forfeitures as they occurred under the pro forma disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."  All references to stock-based compensation expense in these notes, upon adoption of SFAS No. 123R, refers to stock-based compensation net of estimated forfeitures, as required by SFAS No. 123R.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the quarter ended March 31, 2006 includes: (i) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). The cumulative effect of applying an estimated forfeiture percentage to stock-based payments granted prior to, but not yet vested as of, January 1, 2006 was not material.

Prior to January 1, 2006, Acacia Research Corporation accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Acacia Research Corporation also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” ("SFAS No. 123"), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Because Acacia Research Corporation previously adopted only the pro forma disclosure provisions of SFAS No. 123, we will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, except that forfeiture rates will be estimated for all awards, as required by SFAS No. 123R. In accordance with the requirements of the modified prospective transition method of adoption of SFAS No. 123R, the financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock-based awards.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. Expected volatility is based on the separate historical volatility of the market prices of the AR-CombiMatrix stock and AR-Acacia Technologies stock. Volatilities of peer companies were also considered, when applicable, to address the lack of extensive historical volatility data for Acacia Research Corporation’s classes of common stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term assumption was determined in accordance with guidance set forth in SAB 107, which provides a “simplified method” for estimating the expected term for stock options, granted prior to December 31, 2007, that 1) are granted at-the-money, 2) have exercisability conditioned only on completion of a service condition through the vesting date, 3) require that employees who terminate their service prior to vesting must forfeit the options, 4) provide that employees who terminate their service after vesting are granted limited time to exercise their stock options (typically 30-90 days), and 5) are nontransferable and nonhedgeable. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting commencement date and the expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the times from grant until these mid-points for each of the tranches may be averaged to provide an overall expected term.

The fair value of restricted stock awards is determined by the product of the number of shares granted and the grant date market price of the AR-Acacia Technologies stock or AR-CombiMatrix stock.

The fair value of share-based awards is expensed on a straight-line basis over the requisite service period (generally the vesting period of the award), which is generally two to four years.

The fair values of the options were estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Risk free
	Interest Rate	Term	Volatility	Dividends
AR-CombiMatrix stock(1):
Three Months Ended March 31, 2006	4.31%	5.5 years	82%	0%
AR-Acacia Technologies stock:
Three Months Ended March 31, 2006	4.30%	6.7 years	75%	0%

_______________________________
(1)	Weighted average assumptions also used in Black-Scholes computations related to the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table illustrates the impact of share-based compensation on reported amounts (in thousands, except for per share data):

	For the Three Months Ended March 31, 2006
	As Reported	Impact of Stock Based Compensation

Loss from continuing operations before income taxes	$(10,164)	$(1,278)
Net loss	(10,098)	(1,278)

Loss per share:
AR-Acacia Technologies stock
Stock-based compensation	$-	$(685)
AR-Acacia Technologies stock - Basic and diluted	$(0.09)	$(0.02)

AR-CombiMatrix stock
Stock-based compensation	$-	$(593)
AR-CombiMatrix stock - Basic and diluted	$(0.20)	$(0.02)

Stock-based compensation expense for the three months ended March 31, 2006 is included in research and development expenses and marketing, general and administrative expenses, as disclosed in the accompanying consolidated statement of operations and comprehensive loss.

Awards granted prior to Acacia Research Corporation’s implementation of SFAS No. 123R were accounted for under the recognition and measurement principles of APB No. 25 and related interpretations. Accordingly, no stock-based employee compensation cost was reflected in net loss in the accompanying unaudited consolidated statements of operations for the three months ended March 31, 2005, because all options granted under Acacia Research Corporation’s plans had exercise prices equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net loss and loss per share, if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	AR-Acacia Technologies Stock	AR-Acacia CombiMatrix Stock
	Three Months Ended	Three Months Ended
	March 31, 2005	March 31, 2005

Income (loss) from operations as reported	$(1,874)	$(3,076)
Deduct: Pro forma stock-based compensation
fair value method (2)	(598)	(861)
Income (loss) from operations, pro forma	$(2,472)	$(3,937)
Basic earnings (loss) per share from operations as reported	$(0.08)	$(0.10)
Basic earnings (loss) per share from operations, pro forma	$(0.10)	$(0.13)
Diluted earnings (loss) per share from operations as reported	$(0.08)	$(0.10)
Diluted earnings (loss) per share from operations, pro forma	$(0.10)	$(0.13)

Weighted Average Assumptions used(1):
Risk free interest rate	3.68%	3.78%
Volatility	94.00%	88.00%
Expected term	5 years	5 years
________________________
(1)	The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value calculations assume no expected dividends.
(2)
The previously reported 2005 pro forma income (loss) from operations and related pro forma earnings (loss) per share amounts have been revised for a computational error in the amortization of stock compensation expense.

        SFAS No. 123R does not require the recording of deferred stock compensation charges in stockholder’s equity on the grant date of a stock based award.  As such, in accordance with SFAS No. 123R, all deferred stock compensation charges recorded under APB No. 25, totaling $1,400,000 at December 31, 2005, have been reversed upon adoption of SFAS No. 123R, with a corresponding reduction being recorded in consolidated additional paid-in capital.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.    EARNINGS PER SHARE

Earnings Per Share. Basic earnings per share for each class of common stock is computed by dividing the income or loss allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock. Diluted earnings per share is computed by dividing the income allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock including the dilutive effect of potential common shares. Potential common shares primarily consist of employee stock options and unvested restricted stock grants.

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

Weighted average share information for the periods presented was as follows:

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Acacia Research - Acacia Technologies stock

Basic and diluted weighted average number of common shares outstanding	27,400,857	24,558,419

All outstanding stock options and restricted stock excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	6,745,919	5,994,928

Acacia Research - CombiMatrix stock

Basic and diluted weighted average number of common shares outstanding	38,992,402	31,200,496

All outstanding stock options excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	6,949,466	6,328,839

Outstanding stock options under the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan, as disclosed at Note 9, have also been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

4.    GOODWILL AND INTANGIBLES

The Acacia Technologies group had $121,000 of goodwill at March 31, 2006, and December 31, 2005. The CombiMatrix group had $16,918,000 and $18,859,000 of goodwill at March 31, 2006, and December 31, 2005, respectively.

Acacia Research Corporation’s only identifiable intangible assets at March 31, 2006, and December 31, 2005, are patents and patent rights. The gross carrying amounts and accumulated amortization as of March 31, 2006, and December 31, 2005, related to patents and patent rights, by segment, are as follows (in thousands):

	Acacia Technologies Group		CombiMatrix Group		Consolidated
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005	2006	2005

Gross carrying amount - patents	$30,251	$30,392	$12,095	$12,095	$42,346	$42,487
Accumulated amortization	(7,949)	(6,606)	(4,443)	(4,169)	(12,392)	(10,775)
Patents, net	$22,302	$23,786	$7,652	$7,926	$29,954	$31,712

The Acacia Technologies group and the CombiMatrix group’s patents have remaining estimated economic useful lives up to 2013 and 2020, respectively. The weighted average remaining estimated economic useful life of the Acacia Technologies group’s patents is 5 years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2010 is estimated to be $5,414,000 in 2006, $5,375,000 in 2007, $4,052,000 in 2008, $3,602,000 in 2009 and $3,335,000 in 2010 for the Acacia Technologies group and $1,095,000 per year for the CombiMatrix group. At March 31, 2006, and December 31, 2005, all of our acquired intangible assets other than goodwill were subject to amortization.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three months ended March 31, 2006, the Acacia Technologies group paid patent acquisition costs totaling $550,000 in connection with the acquisition of the rights to several additional patent portfolios. The patents have estimated economic useful lives of seven years. Refer to Note 7 for additions to patent related intangibles during the three months ended March 31, 2005.

As of March 31, 2006, the CombiMatrix group reduced its goodwill and deferred tax liability balances by $1,941,000, which were initially recorded in fiscal 2000, to properly reflect the reduction in its income tax valuation allowance after consideration of the deferred tax liability. As of March 31, 2006, the Acacia Technologies group reduced its patents and deferred tax liability by $691,000, which were initially recorded in fiscal 2002, to properly reflect the reduction in its income tax valuation allowance after consideration of the deferred tax liability.

5.    RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” an amendment of FAS No. 133 and FAS No. 140. FAS No. 155 simplifies accounting for certain hybrid instruments under FAS No. 133 by permitting fair value remeasurement for financial instruments that otherwise would require bifurcation and eliminating FAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests are not subject to the provisions of FAS No. 133. FAS No. 155 also eliminates the previous restriction under FAS No. 140 on passive derivative instruments that a qualifying special-purpose entity may hold. FAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement event occurring after the beginning of an entity’s fiscal year that begins after September 15, 2006. We do not expect the adoption of this statement to have a material impact on the Acacia Research Corporation, Acacia Technologies group or CombiMatrix group results of operations, financial position or cash flows.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets,” an amendment of FASB Statement No. 140. FAS No. 156 permits entities to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess to rights for impairment or the need for an increased obligation. FAS No. 156 also clarifies when a servicer should separately recognize servicing assets and liabilities, requires all separately recognized assets and liabilities to be initially measured at fair value, if practicable, permits a one-time reclassification of available-for-sales securities to trading securities by an entity with recognized servicing rights and requires additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. We do not expect the adoption of this statement to have a material impact on the Acacia Research Corporation, Acacia Technologies group or CombiMatrix group results of operations, financial position or cash flows.

6.    EQUITY FINANCING

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

7.    ACQUISITION

On January 28, 2005, Acacia Global Acquisition Corporation, a wholly owned subsidiary of Acacia Research Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies. The acquisition provided the Acacia Technologies group 100% ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. As a result of the acquisition, we have expanded and diversified the Acacia Technologies group’s potential revenue generating activities.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The acquisition was accounted for in accordance with the purchase method of accounting. Under the purchase method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangibles and liabilities assumed, based on their estimated fair values at the date of acquisition. The consolidated statement of operations includes the results of the acquired companies beginning on January 28, 2005, the date of acquisition. The aggregate purchase consideration was approximately $25,105,000, including $5.0 million of cash, the issuance of 3,938,832 shares of AR-Acacia Technologies stock valued at $19,293,000 (net of estimated common stock registration costs of $228,000) and acquisition costs, including registration costs, of $812,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the total purchase consideration and the allocation of the consideration paid to the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Consideration:
Cash paid	$5,000
Fair value of AR-Acacia Technologies stock issued(1)	19,293
Acquisition and registration costs	812
Total purchase consideration	$25,105
Purchase Price Allocation:
Estimated fair value of net tangible assets acquired at January 28, 2005	$(26)
Intangible assets acquired - patents and patent rights(1)	25,131
Total	$25,105
____________________________________________
(1) Reflects non-cash investing activity.

Management was primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed at the date of acquisition. Management considered a number of factors in estimating the fair value of the intangible assets acquired, including reference to an independent valuation. The patents and patent rights acquired were valued using a discounted cash flow model on a patent portfolio by portfolio basis, which estimated the future net cash flows expected to result from the licensing of each portfolio, taking into account potential infringers of the patents, usage of the underlying technologies, estimated license fee revenues, contingent legal fee arrangements, royalties due to former patent holders, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. Management’s valuation resulted in an estimated fair value of patent related assets acquired of approximately $27,000,000, resulting in approximately $1,900,000 of excess fair value over the cost of net assets acquired, which has been allocated as a pro rata reduction to the amounts that otherwise would have been assigned to the assets acquired, in accordance with the purchase method of accounting.

Amounts attributable to patents and patent rights acquired are amortized using the straight-line method over the estimated economic useful lives of the underlying patents which range from two to seven years. At the date of acquisition, the estimated weighted average useful life of amortizable patent related intangibles acquired was approximately 6 years.

In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC who, as a result of the acquisition transaction, is also a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the three months ended March 31, 2006 and March 31, 2005 include $273,000 and $195,000, respectively, in expenses related to the consulting agreement. Consulting services to be performed consist primarily of consultation on intellectual property matters associated with the patents and patent rights acquired in the transaction. The consulting fees will be expensed in the consolidated statement of operations as the consulting services are rendered during the two-year term of the consulting agreement. Acacia Global Acquisition Corporation may terminate the consulting agreement for cause as provided for in the agreement. The consulting agreement also contains certain automatic termination provisions, including; the failure by Acacia Global Acquisition Corporation to make timely consulting payments in accordance with the agreement; a significant decrease in working capital of Acacia Research Corporation, as defined in the agreement; material breach of the agreement by Acacia Global Acquisition Corporation; and the death of the consultant. Any occurrence of these conditions may require the payment of all remaining consulting fees outstanding under the agreement within thirty days of the occurrence of the termination event. Acacia Research Corporation also executed an agreement guaranteeing Acacia Global Acquisition Corporation’s performance of its obligations under the consulting agreement.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The acquisition was treated for tax purposes as a taxable asset acquisition and, as such, Acacia Research Corporation did not record any book/tax basis differences and thus, no deferred income taxes were recorded in connection with the application of the purchase method of accounting. Differences between the book and tax amortization period for amounts allocated to patented related intangibles will give rise to deferred tax assets in future periods.

8.    COMMON STOCK PURCHASE WARRANT LIABILITY

Acacia Research Corporation’s classes of common stock are subject to certain redemption provisions in the event that Acacia Research Corporation sells, transfers, assigns or otherwise disposes of, in one transaction or a series of related transactions, all or substantially all of the properties and assets attributed to either group.

Acacia Research Corporation adopted FASB Staff Position No. 150-5 (“FSP No. 150-5”), effective July 1, 2005, which requires that warrants for shares that are redeemable be classified as liabilities, based on the fair values of the warrants, which are required to be marked to market at each balance sheet date. The fair value of contingently redeemable AR-CombiMatrix stock purchase warrants outstanding at March 31, 2006 and December 31, 2005 was $3,122,000 and $1,381,000, respectively. Warrant charges for the three months ended March 31, 2006, reflected in other income (expense), related to changes in the fair value of the warrant liability from January 1, 2006 to March 31, 2006, totaled $1,740,000.

The fair value of AR-CombiMatrix stock purchase warrants was determined using the Black-Scholes option-pricing model, assuming weighted average risk free interest rates of approximately 4.35% and 4.82% in December 2005 and March 31, 2006, respectively, volatility of 84% in December 2005 and 82% in March 2006, respectively, and terms of 2 to 4 years.

9.    STOCK BASED COMPENSATION PLANS

The 2002 Acacia Technologies Stock Incentive Plan (the “AR-Acacia Technologies Group Plan”) and the 2002 CombiMatrix Stock Incentive Plan (the “AR-CombiMatrix Group Plan”) were approved by the stockholders of Acacia Research Corporation in December 2002. The AR-Acacia Technologies Group Plan authorizes grants of stock options, stock awards and performance shares with respect to AR-Acacia Technologies stock. The AR-CombiMatrix Group Plan authorizes grants of stock options, stock awards and performance shares with respect to AR-CombiMatrix stock. Directors and certain officers and key employees with responsibilities involving both the Acacia Technologies group and the CombiMatrix group may be granted awards under both incentive plans in a manner which reflects their responsibilities. The board of directors believes that granting participants awards tied to performance of the group in which the participants work and, in certain cases the other group, is in the best interest of the Acacia Research Corporation and its stockholders. The terms of the AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan are identical except that AR-Acacia Technologies stock may be issued only under the AR-Acacia Technologies Group Plan and AR-CombiMatrix stock may be issued only under the AR-CombiMatrix Group Plan.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Acacia Research Corporation’s compensation committee administers the discretionary option grant and stock issuance programs. This committee determines which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The exercise price of options is generally equivalent to the fair market value of the AR-CombiMatrix stock or AR-Acacia Technologies stock on the date of grant. Options generally begin to be exercisable six months to one year after grant and generally expire ten years after grant. Stock options generally vest over three to four years and restricted shares generally vest in full after two years (generally represents the requisite service period under SFAS No. 123R).

The authorized number of shares of common stock subject to the AR-Acacia Technologies Group Plan is 7,208,000 shares. The authorized number of shares of common stock subject to the AR-CombiMatrix Group Plan is 10,910,000 shares. The number of shares of common stock available for issuance under the AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan automatically increases on the first trading day of January each calendar year during the term of the Plan by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 500,000 shares for the AR-Acacia Technologies Group Plan and 600,000 shares for the AR-CombiMatrix Group Plan. The aggregate number of shares of common stock available for issuance under either Plan shall not exceed 20,000,000 shares. At March 31, 2006, shares available for grant are 36,000 and 2,647,000 under the AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan, respectively. The AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan do not segregate the number of securities remaining available for future issuance among stock options and other awards. The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. Upon the exercise of stock options or the granting of restricted stock, it is Acacia Research Corporation’s policy to issue new shares of the respective class of common stock.

A summary of option activity under our stock option plans for the three months ended March 31, 2006 is as follows:

AR-CombiMatrix Stock:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	6,925,000	$6.82
Granted	78,000	$1.38
Exercised	-	-
Forfeited	(54,000)	$3.87
Outstanding at March 31, 2006	6,949,000	$6.78
Vested and Exercisable at March 31, 2006	5,936,000	$7.31	5.6 years	$790,000

The weighted average fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $0.97 and $2.44, respectively. No AR-CombiMatrix options were exercised during the three months ended March 31, 2006 and 2005. The fair value of options vested during the three months ended March 31, 2006 and 2005 was $1,136,000 and $942,000, respectively. As of March 31, 2006, the total unrecognized compensation expense related to nonvested stock option awards was $2,382,000, which is expected to be recognized over a weighted average term of approximately 1.5 years.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AR-Acacia Technologies Stock:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	5,977,000	$7.64
Granted	465,000	$7.75
Exercised	(8,000)	$2.12
Forfeited	(33,000)	$2.90
Outstanding at March 31, 2006	6,401,000	$7.68
Vested and Exercisable	4,642,000	$8.41	5.2 years	$15,683,000

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2006 and 2005 was $5.35 and $4.17, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $44,000 and $74,000, respectively. The fair value of options vested during the three months ended March 31, 2006 and 2005 was $1,021,000 and $278,000, respectively. As of March 31, 2006, the total unrecognized compensation expense related to nonvested stock option awards was $5,150,000, which is expected to be recognized over a weighted average term of approximately 2.5 years.

A summary of the status of AR-Acacia Technologies nonvested restricted shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is as follows:
AR-Acacia Technologies Stock:	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested restricted stock at December 31, 2005	338,000	$5.07
Granted	45,000	$7.89
Vested	(30,000)	$7.16
Forfeited	(8,000)	$4.70
Nonvested restricted stock at March 31, 2006	345,000	$5.27

As of March 31, 2006, the total unrecognized compensation expense related to nonvested restricted stock awards was $1,283,000, which is expected to be recognized over a weighted average period of approximately 1.5 years. The total fair value of shares vested during the three months ended March 31, 2006 was $215,000. There are no restricted share grants outstanding under the AR-CombiMatrix Group Plan.

At March 31, 2006, Acacia Research Corporation and its separate operating groups continue to record a full valuation allowance against its deferred tax assets due to management’s determination that the criteria for recognition have not been met. As such, the implementation and subsequent accounting for stock based awards under SFAS No. 123R did not have an impact on Acacia Research Corporation's or the separate group's deferred taxes or related tax provisions for the periods presented.

CombiMatrix Molecular Diagnostics 2005 Stock Award Plan

CombiMatrix Corporation’s wholly owned subsidiary, CMD, executed the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan (the "CMD Plan") with plan provisions and terms similar to that of the AR-CombiMatrix Group Plan, as described above. As of December 31, 2005 and March 31, 2006, the CMD Plan had 4,000,000 shares of CMD common stock authorized for issuance and 1,692,000 options outstanding with exercise prices ranging from $0.10 to $0.20, and a weighted average exercise price of $0.10. As of March 31, 2006, 12,499 CMD options were vested and exercisable with a weighted average exercise price of $0.15, aggregate intrinsic value of $2,000 and weighted average remaining contractual term of approximately 10 years. No CMD options were granted, exercised or cancelled during the periods presented. As of March 31, 2006, the weighted average remaining contractual life of options outstanding under the CMD Plan was approximately 9 years.

Total stock compensation expense recognized for the three months ended March 31, 2006 was $6,000. As of March 31, 2006, the total unrecognized compensation expense related to nonvested stock option awards was $78,000 which is expected to be recognized over a weighted average term of 3 years. The fair value of options vested during the three months ended March 31, 2006 was not material.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    COMMITMENTS AND CONTINGENCIES

Collaborative and Research Agreements

On February 8, 2006, the CombiMatrix group executed a one-year, $2.1 million contract with the Department of Defense (“DoD”) to further the development of the CombiMatrix group's array technology for the detection of biological and chemical threat agents. Under the terms of the CombiMatrix group’s one-year contract with the DoD, the CombiMatrix group will perform research and development activities as described under the contract and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $2.1 million. The CombiMatrix group expects to incur approximately $1,413,000 in research and development costs for the remainder of 2006 to complete its obligations to the DoD under this contract. As of March 31, 2006, the biological threat detection contract with the DoD was approximately 12% complete. In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the DoD to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents. The two-year $5.9 million contract was completed in December 2005.

In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. (“Leuchemix”), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly over the two-year period commencing with the fourth quarter of 2004. In accordance with the terms of the purchase agreement, the CombiMatrix group made an additional $650,000 investment in Leuchemix during the three months ended March 31, 2006, resulting in an ownership interest of approximately 24% as of March 31, 2006. The CombiMatrix group will make additional investments in Leuchemix of $1,500,000 in 2006 in accordance with the terms of the agreement. The CombiMatrix group’s investment is being accounted for under the equity method.

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

On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the three months ended March 31, 2005, the CombiMatrix group recorded a net non-cash credit totaling $179,000 in connection with certain anti-dilution provisions of the settlement agreement. The related liability reflected management’s estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date pursuant to the anti-dilution terms of the agreement. The liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expired in September 2005 and thus, there is no liability recorded as of September 30, 2005, or in any future periods, and there were no charges or credits recognized during the period ending March 31, 2006.

In addition to other terms of the settlement agreement, CombiMatrix Corporation is also required to make quarterly payments to Nanogen, Inc. equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalties paid under the agreement during the three months ended March 31, 2006, and 2005, were $50,000 and $28,000, respectively.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In connection with the Acacia Technologies group’s licensing and enforcement activities, the Acacia Technologies group may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law. These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained by the Acacia Technologies group. In instances where the Acacia Technologies group does not recover license fees from potential infringers, no contingent legal fees are paid; however, the Acacia Technologies group may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement. Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained by the Acacia Technologies group are included in long-term liabilities in the statement of financial position.

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

11.    DISCONTINUED OPERATIONS

Results for the three months ended March 31, 2005, include a $210,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which were guaranteed by Acacia Research Corporation, expired in August 2005. At March 31, 2006, assets consisted of cash and cash equivalents. At December 31, 2005, assets consisted of cash and cash equivalents and lease deposits. At March 31, 2006, liabilities related to miscellaneous accounts payable. At December 31, 2005, liabilities related primarily to miscellaneous payables and accrued lease termination costs. Refer to Note 13 for additional information on assets and liabilities related to discontinued operations for the periods presented.

12.    SALE OF INTEREST IN SUBSIDIARY

In January 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship included the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio assumed all operational and financial responsibilities of CombiMatrix K.K. The net loss on the sale of 67% of the voting interest in CombiMatrix K.K. recorded in the statement of operations for three months ended March 31, 2006 was $84,000. Subsequent to the sale, the CombiMatrix group’s investment in CombiMatrix K.K. was accounted for under the equity method. The deconsolidation of CombiMatrix K.K. did not have a material impact on the consolidated or CombiMatrix group balance sheets as of March 31, 2006.

13.    CONSOLIDATING SEGMENT INFORMATION

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Balance Sheets (In thousands) (unaudited)

	At March 31, 2006				At December 31, 2005
	Acacia				Acacia
	Technologies	CombiMatrix			Technologies	CombiMatrix
	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$9,193	$3,443	$-	$12,636	$14,498	$5,666	$-	$20,164
Short-term investments	28,472	11,958	-	40,430	24,462	14,547	-	39,009
Accounts receivable	3,686	891	-	4,577	4,421	911	-	5,332
Prepaid expenses, inventory and other assets	1,497	692	-	2,189	1,406	709	-	2,115

Total current assets	42,848	16,984	-	59,832	44,787	21,833	-	66,620

Property and equipment, net of accumulated depreciation	118	2,179	-	2,297	121	2,363	-	2,484
Patents, net of accumulated amortization	22,302	7,652	-	29,954	23,786	7,926	-	31,712
Goodwill	121	16,918	-	17,039	121	18,859	-	18,980
Other assets	79	1,968	-	2,047	78	1,560	-	1,638

	$65,468	$45,701	$-	$111,169	$68,893	$52,541	$-	$121,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,785	$2,870	$-	$4,655	$1,441	$2,483	$-	$3,924
Royalties and legal fees payable	2,115	-	-	2,115	3,758	-	-	3,758
Current portion of deferred revenues	600	181	-	781	639	165	-	804

Total current liabilities	4,500	3,051	-	7,551	5,838	2,648	-	8,486

Deferred income taxes	-	-	-	-	726	1,975	-	2,701
Deferred revenues, net of current portion	-	1,439	-	1,439	-	1,439	-	1,439
Other liabilities	127	3,122	-	3,249	83	1,381	-	1,464

Total liabilities	4,627	7,612	-	12,239	6,647	7,443	-	14,090

Minority interests	443	-	-	443	443	4	-	447

Redeemable stockholders' equity:
AR - Acacia Technologies stock	60,398	-	-	60,398	61,803	-	-	61,803
AR - CombiMatrix stock	-	38,089	-	38,089	-	45,094	-	45,094

Total stockholders' equity	60,398	38,089	-	98,487	61,803	45,094	-	106,897

	$65,468	$45,701	$-	$111,169	$68,893	$52,541	$-	$121,434

________________________
NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to Soundbreak.com. Total assets related to discontinued operations totaled $372,000 and $741,000 at March 31, 2006, and December 31, 2005, respectively. Total liabilities related to discontinued operations totaled $49,000 and $144,000 at March 31, 2006, and December 31, 2005, respectively.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Statement of Operations (In thousands) (unaudited)

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005
	Acacia			Acacia
	Technologies	CombiMatrix		Technologies	CombiMatrix
	Group	Group	Consolidated	Group	Group	Consolidated
Revenues:
Government contract	$-	$264	$264	$-	$731	$731
License fees	4,717	-	4,717	1,863	-	1,863
Products and service contracts	-	981	981	-	338	338

Total revenues	4,717	1,245	5,962	1,863	1,069	2,932

Operating expenses:
Cost of government contract revenues	-	250	250	-	691	691
Cost of product sales	-	221	221	-	163	163
Research and development expenses (including non-cash stock compensation expense)	-	2,379	2,379	-	1,140	1,140
Marketing, general and administrative expenses (including non-cash stock compensation expense)	3,537	3,962	7,499	1,610	2,153	3,763
Legal expenses - patents	366	-	366	561	-	561
Inventor royalties and contingent legal fees expense - patents	2,271	-	2,271	647	-	647
Amortization of patents	1,343	274	1,617	916	274	1,190
Legal settlement credits	-	-	-	-	(179)	(179)
Loss from equity investments	-	239	239	-	39	39

Total operating expenses	7,517	7,325	14,842	3,734	4,281	8,015

Operating loss	(2,800)	(6,080)	(8,880)	(1,871)	(3,212)	(5,083)

Other income (expense):
Interest and investment income	359	181	540	171	102	273
Loss on sale of interest in subsidiary	-	(84)	(84)	-	-	-
Warrant (charges) credits	-	(1,740)	(1,740)	-	-	-

Total other income (expense)	359	(1,643)	(1,284)	171	102	273

Loss from continuing operations before income taxes	(2,441)	(7,723)	(10,164)	(1,700)	(3,110)	(4,810)

Benefit for income taxes	32	34	66	36	34	70

Loss from continuing operations	(2,409)	(7,689)	(10,098)	(1,664)	(3,076)	(4,740)

Discontinued operations:

Estimated loss on disposal of discontinued operations	-	-	-	(210)	-	(210)

Net loss	$(2,409)	$(7,689)	$(10,098)	$(1,874)	$(3,076)	$(4,950)

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Statement of Cash Flows (In thousands) (unaudited)

	For The Three Months Ended March 31, 2006				For The Three Months Ended March 31, 2005
	Acacia				Acacia
	Technologies	CombiMatrix			Technologies	CombiMatrix
	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(2,409)	$(7,689)	$-	$(10,098)	$(1,874)	$(3,076)	$-	$(4,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,360	518	-	1,878	929	553	-	1,482
Non-cash stock compensation	1,048	695	-	1,743	-	(126)	-	(126)
Deferred taxes	(36)	(34)	-	(70)	(36)	(34)	-	(70)
Non-cash warrant charges (credit)	-	1,740	-	1,740	-	-	-	-
Non-cash legal settlement charges (credits)	-	-	-	-	-	(179)	-	(179)
Estimated loss on disposal of discontinued operations	-	-	-	-	210	-	-	210
Loss from equity investments	-	239	-	239	-	39	-	39
Loss on sale of interest in subsidiary	-	84	-	84	-	-	-	-
Other	-	124	-	124	-	(28)	-	(28)
Changes in assets and liabilities, excluding effect of business acquisition:
Accounts receivable	735	3	-	738	(698)	(164)	-	(862)
Prepaid expenses, inventory and other assets	(456)	(41)	-	(497)	(375)	(197)	30	(542)
Accounts payable and accrued expenses	507	620	-	1,127	89	290	(30)	349
Royalties and legal fees payable	(1,643)	-	-	(1,643)	481	-	-	481
Deferred revenues	(39)	68	-	29	453	(54)	-	399

Net cash used in operating activities from continuing operations	(933)	(3,673)	-	(4,606)	(821)	(2,976)	-	(3,797)
Net cash provided by (used in) operating activities from discontinued operations	245	-	-	245	(288)	-	-	(288)
Net cash used in operating activities	(688)	(3,673)	-	(4,361)	(1,109)	(2,976)	-	(4,085)

Cash flows from investing activities:
Purchase of property and equipment	(14)	(161)	-	(175)	(16)	(252)	-	(268)
Purchase of available-for-sale investments	(4,007)	(1,021)	-	(5,028)	(35)	(4,638)	-	(4,673)
Sale of available-for-sale investments	-	3,605	-	3,605	4,650	10,534	-	15,184
Business acquisition	(16)	-	-	(16)	(5,689)	-	-	(5,689)
Purchase of additional interests in equity method investee	-	(650)	-	(650)	-	(250)	-	(250)
Patent acquisition costs	(550)	-	-	(550)	(175)	-	-	(175)
Sale of interest in subsidiary	-	(369)	-	(369)	-	-	-	-

Net cash provided by (used in) investing activities	(4,587)	1,404	-	(3,183)	(1,265)	5,394	-	4,129

Cash flows from financing activities:
Net cash attributed to the Acacia Technologies group	(30)	-	-	(30)	19,521	-	-	19,521
Net cash attributed to the CombiMatrix group	-	46	-	46	-	43	-	43

Net cash provided by (used in) financing activities	(30)	46	-	16	19,521	43	-	19,564

Effect of exchange rate on cash	-	-	-	-	-	9	-	9

Increase (decrease) in cash and cash equivalents	(5,305)	(2,223)	-	(7,528)	17,147	2,470	-	19,617

Cash and cash equivalents, beginning	14,498	5,666	-	20,164	10,925	2,985	-	13,910

Cash and cash equivalents, ending	$9,193	$3,443	$-	$12,636	$28,072	$5,455	$-	$33,527

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$3,443	$5,666
Available-for-sale investments	11,958	14,547
Accounts receivable	891	911
Inventory, prepaid expenses and other assets	692	709

Total current assets	16,984	21,833

Property and equipment, net of accumulated depreciation	2,179	2,363
Patents, net of accumulated amortization	7,652	7,926
Goodwill	16,918	18,859
Other assets	1,968	1,560

	$45,701	$52,541

LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
Accounts payable and accrued expenses	$2,870	$2,483
Current portion of deferred revenues	181	165

Total current liabilities	3,051	2,648

Deferred income taxes	-	1,975
Deferred revenues, net of current portion	1,439	1,439
Other liabilities	3,122	1,381

Total liabilities	7,612	7,443

Minority interests	-	4

Commitments and contingencies (Note 5)

Allocated net worth:

Funds allocated by Acacia Research Corporation	170,407	169,723

Accumulated net losses	(132,318)	(124,629)

Total allocated net worth	38,089	45,094

	$45,701	$52,541

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Revenues:
Government contract	$264	$731
Products	924	278
Service contracts	57	60
Total revenues	1,245	1,069

Operating expenses:
Cost of government contract revenues	250	691
Cost of product sales	221	163
Research and development expenses (including non-cash stock compensation expense of $293 in 2006)	2,379	1,140
Marketing, general and administrative expenses (including non-cash stock compensation expense of $402 in 2006 and ($126) in 2005)	3,962	2,153
Amortization of patents	274	274
Legal settlement credits	-	(179)
Loss from equity investments	239	39
Total operating expenses	7,325	4,281
Operating loss	(6,080)	(3,212)

Other income (expense):
Interest and investment income	181	102
Loss on sale of interest in subsidiary	(84)	-
Warrant (charges) credits	(1,740)	-
Total other income (expense)	(1,643)	102

Loss from operations before income taxes	(7,723)	(3,110)

Benefit for income taxes	34	34

Division net loss	$(7,689)	$(3,076)

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Division net loss from operations	$(7,689)	$(3,076)

Adjustments to reconcile division net loss from operations to net cash used in operating activities:
Depreciation and amortization	518	553
Non-cash stock compensation	695	(126)
Deferred taxes	(34)	(34)
Non-cash warrant charges (credits)	1,740	-
Non-cash legal settlement charges (credits)	-	(179)
Loss from equity investments	239	39
Loss on sale of interest in subsidiary	84
Other	124	(28)
Changes in assets and liabilities:
Accounts receivable	3	(164)
Inventory, prepaid expenses and other assets	(41)	(197)
Accounts payable and accrued expenses	620	290
Deferred revenues	68	(54)

Net cash used in operating activities	(3,673)	(2,976)

Cash flows from investing activities:
Purchase of property and equipment	(161)	(252)
Purchase of available-for-sale investments	(1,021)	(4,638)
Sale of available-for-sale investments	3,605	10,534
Purchase of additional interests in equity method investee	(650)	(250)
Sale of interest in subsidiary	(369)	-

Net cash provided by investing activities	1,404	5,394

Cash flows from financing activities:
Net cash flows attributed to the CombiMatrix group	46	43

Effect of exchange rate on cash	-	9

(Decrease) increase in cash and cash equivalents	(2,223)	2,470

Cash and cash equivalents, beginning	5,666	2,985

Cash and cash equivalents, ending	$3,443	$5,455

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Acacia Research Corporation is comprised of two separate divisions: the CombiMatrix group and the Acacia Technologies group.

Our life sciences business, referred to as the “CombiMatrix group,” a division of Acacia Research Corporation, is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation’s wholly owned subsidiary, CombiMatrix Molecular Diagnostics and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation’s life sciences business.

The CombiMatrix group develops proprietary technologies and products and services in the areas of drug development, genetic analysis, nanotechnology research, defense and homeland security markets, and other markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc., a wholly owned subsidiary located in Irvine, California, is exploring opportunities for the CombiMatrix group’s arrays in the field of molecular diagnostics. In January 2006, CombiMatrix Corporation sold 67% of its ownership interest in CombiMatrix K.K. to a third party. Refer to Note 6.

In January 2006, Acacia Research Corporation's board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. The transaction is expected to be completed in the third quarter of 2006, subject, however, to determining that there are no significant negative tax consequences to Acacia Research Corporation or its shareholders and completing the required filings with the Securities and Exchange Commission, or SEC. If the conditions are met, Acacia Research Corporation will redeem all of the issued and outstanding shares of AR-CombiMatrix common stock for all of the common stock of CombiMatrix Corporation, which will register its common stock under the Securities and Exchange Act of 1934. Following the redemption, CombiMatrix Corporation will apply to list its shares for trading on a national exchange.

Liquidity and Risks. Refer to Note 1 to the Acacia Research Corporation consolidated financial statements for a discussion of consolidated and individual group liquidity and risks.

Basis of Presentation. The unaudited interim CombiMatrix group financial statements as of March 31, 2006, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the CombiMatrix group financial statements and Acacia Research Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2005. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The CombiMatrix group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of its financial position as of March 31, 2006, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the entire year.

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

The CombiMatrix group financial statements taken together with the Acacia Technologies group financial statements comprise all of the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of the CombiMatrix group reflect the financial position, results of operations, and cash flows of the businesses included therein. The financial statements of the CombiMatrix group include the accounts or assets of Acacia Research Corporation specifically attributed to the CombiMatrix group and were prepared using amounts included in Acacia Research Corporation’s consolidated financial statements.

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

Stock-Based Compensation. Refer to Note 2 and Note 9 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

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

3.    RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 5 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

4.    GOODWILL AND INTANGIBLE ASSETS

The CombiMatrix group’s only identifiable intangible assets are patents, which have remaining economic useful lives up to 2020. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2010 is estimated to be $1,095,000 per year. At March 31, 2006 and December 31, 2005, all of the CombiMatrix group’s acquired intangible assets other than goodwill were subject to amortization.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

As of March 31, 2006, the CombiMatrix group reduced its goodwill and deferred tax liability balances by $1,941,000, which were initially recorded in fiscal 2000, to properly reflect the reduction in its income tax valuation allowance after consideration of the deferred tax liability.

5.    COMMITMENTS AND CONTINGENCIES

On February 8, 2006, the CombiMatrix group executed a one-year, $2.1 million contract with the Department of Defense (“DoD”) to further the development of the CombiMatrix group's array technology for the detection of biological and chemical threat agents. Under the terms of the CombiMatrix group’s one-year contract with the DoD, the CombiMatrix group will perform research and development activities as described under the contract and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $2.1 million. The CombiMatrix group expects to incur approximately $1,413,000 in research and development costs for the remainder of 2006 to complete its obligations to the DoD under this contract. As of March 31, 2006, the biological threat detection contract with the DoD was approximately 12% complete. In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the DoD to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents. The two-year $5.9 million contract was completed in December 2005.

In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. (“Leuchemix”), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly over the two-year period commencing with the fourth quarter of 2004. In accordance with the terms of the purchase agreement, the CombiMatrix group made an additional $650,000 investment in Leuchemix during the three months ended March 31, 2006, resulting in an ownership interest of approximately 24% as of March 31, 2006. The CombiMatrix group will make additional investments in Leuchemix of $1,500,000 in 2006 in accordance with the terms of the agreement. The CombiMatrix group’s investment is being accounted for under the equity method.

On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the three months ended March 31, 2005, the CombiMatrix group recorded a net non-cash credit totaling $179,000 in connection with certain anti-dilution provisions of the settlement agreement. The related liability reflected management’s estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date pursuant to the anti-dilution terms of the agreement. The liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expired in September 2005 and thus, there is no liability recorded as of September 30, 2005, or in any future periods, and there were no charges or credits recognized during the period ending March 31, 2006

In addition to other terms of the settlement agreement, CombiMatrix Corporation is also required to make quarterly payments to Nanogen, Inc. equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalties paid under the agreement during the three months ended March 31, 2006, and 2005, were $50,000 and $28,000, respectively.

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

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

6.    SALE OF INTEREST IN SUBSIDIARY

In January 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship included the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio assumed all operational and financial responsibilities of CombiMatrix K.K. The net loss on the sale of 67% of the voting interest in CombiMatrix K.K. recorded in the statement of operations for three months ended March 31, 2006 was $84,000. Subsequent to the sale, the CombiMatrix group’s investment in CombiMatrix K.K. was accounted for under the equity method. The deconsolidation of CombiMatrix K.K. did not have a material impact on the CombiMatrix group balance sheet as of March 31, 2006.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$9,193	$14,498
Short-term investments	28,472	24,462
Accounts receivable	3,686	4,421
Prepaid expenses and other assets	1,497	1,406

Total current assets	42,848	44,787

Property and equipment, net of accumulated depreciation	118	121
Patents, net of accumulated amortization	22,302	23,786
Goodwill	121	121
Other assets	79	78

	$65,468	$68,893

LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
Accounts payable and accrued expenses	$1,785	$1,441
Royalties and legal fees payable	2,115	3,758
Current portion of deferred revenues	600	639

Total current liabilities	4,500	5,838

Deferred income taxes	-	726
Other liabilities	127	83

Total liabilities	4,627	6,647

Minority interests	443	443

Commitments and contingencies (Note 7)

Allocated net worth:

Funds allocated by Acacia Research Corporation	145,091	144,087

Accumulated net losses	(84,693)	(82,284)

Total allocated net worth	60,398	61,803

	$65,468	$68,893

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Revenues:
License fees	$4,717	$1,863

Total revenues	4,717	1,863

Operating expenses:
Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,048 in 2006)	3,537	1,610
Legal expenses - patents	366	561
Contingent legal fees and royalties expenses - patents	2,271	647
Amortization of patents	1,343	916

Total operating expenses	7,517	3,734

Operating loss	(2,800)	(1,871)

Other income:
Interest income	359	171

Total other income	359	171

Loss from continuing operations before income taxes	(2,441)	(1,700)

Benefit for income taxes	32	36

Loss from continuing operations	(2,409)	(1,664)

Discontinued operations:

Estimated loss on disposal of discontinued operations	-	(210)

Division net loss	$(2,409)	$(1,874)

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Division net loss from continuing operations	$(2,409)	$(1,874)
Adjustments to reconcile division net loss from continuing operations to net cash used in operating activities:
Depreciation and amortization	1,360	929
Non-cash stock compensation	1,048	-
Deferred taxes	(36)	(36)
Estimated loss on disposal of discontinued operations	-	210
Changes in assets and liabilities, excluding effect of business acquisitions:
Accounts receivable	735	(698)
Prepaid expenses and other assets	(456)	(375)
Accounts payable and accrued expenses	507	89
Royalties and legal fees payable	(1,643)	481
Deferred revenues	(39)	453

Net cash used in operating activities from continuing operations	(933)	(821)
Net cash provided by (used in) operating activities from discontinued operations	245	(288)
Net cash used in operating activities	(688)	(1,109)

Cash flows from investing activities:
Purchase of property and equipment	(14)	(16)
Purchase of available-for-sale investments	(4,007)	(35)
Sale of available-for-sale investments	-	4,650
Business acquisition	(16)	(5,689)
Patent acquisition costs	(550)	(175)

Net cash used in investing activities	(4,587)	(1,265)

Cash flows from financing activities:
Net cash flows attributed to the Acacia Technologies group	(30)	19,521

(Decrease) increase in cash and cash equivalents	(5,305)	17,147

Cash and cash equivalents, beginning	14,498	10,925

Cash and cash equivalents, ending	$9,193	$28,072

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
•  Product Activation Corporation
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

The Acacia Technologies group currently controls 42 patent portfolios, which include over 160 U.S. patents, and certain foreign counterparts, covering technologies used in a wide variety of industries.

Business Acquisition. On January 28, 2005, Acacia Global Acquisition Corporation acquired the assets of Global Patent Holdings, LLC, which owned 11 patent licensing companies (“GPH Acquisition”). The acquisition provided the Acacia Technologies group ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. Refer to Note 6 for a description of the acquisition transaction.

Liquidity and Risks. Refer to Note 1 to the Acacia Research Corporation consolidated financial statements for a discussion of consolidated and individual group liquidity and risks.

Basis of Presentation. The unaudited interim Acacia Technologies group financial statements as of March 31, 2006, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the Acacia Technologies group financial statements and Acacia Research Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2005. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The Acacia Technologies group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of its financial position as of March 31, 2006, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the entire year.

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

The Acacia Technologies group financial statements taken together with the CombiMatrix group financial statements comprise all of the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of Acacia Technologies group reflect the financial position, results of operations, and cash flows of the businesses included therein. The financial statements of the Acacia Technologies group include the accounts or assets of Acacia Research Corporation specifically attributed to the Acacia Technologies group and were prepared using amounts included in Acacia Research Corporation’s consolidated financial statements.

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

Revision in the Classification of Certain Securities. In connection with the preparation of the 2005 financial statements, the Acacia Technologies group concluded that it was appropriate to classify its annuity investments as current investments.  Prior to 2005, such investments had been classified as cash and cash equivalents.  Accordingly, the Acacia Technologies group made adjustments to its statement of cash flows for the three months ended March 31, 2005, to reflect the gross purchases of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operations or from financing activities in previously reported statements of cash flows, and it does not affect previously reported statements of operations for any period.

As of March 31, 2005, before this revision in classification, $4,860,000 of these current investments were classified as cash and cash equivalents on the Acacia Technologies group’s balance sheet.  The impact of the revision in classification on cash flows from investing activities was not material for the any of the periods presented.

Stock-Based Compensation. Refer to Note 2 and Note 9 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

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

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

3.    RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 5 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

4.    INTANGIBLE ASSETS

The Acacia Technologies group’s only identifiable intangible assets are patents and patent rights which have remaining economic useful lives of between 1 and 7 years. The weighted average remaining economic useful life of the Acacia Technologies group’s patents is approximately 5 years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2010 is estimated to be $5,414,000 in 2006, $5,375,000 in 2007, $4,052,000 in 2008, $3,602,000 in 2009 and $3,335,000 in 2010. At March 31, 2006, and December 31, 2005, all of the Acacia Technologies group’s acquired intangible assets other than goodwill were subject to amortization.

For the three months ended March 31, 2006, the Acacia Technologies group paid patent acquisition costs totaling $550,000 in connection with the acquisition of the rights to several additional patent portfolios. The patents have estimated economic useful lives of seven years. Refer to Note 6 for additions to patent related intangibles during the three months ended March 31, 2005.

As of March 31, 2006, the Acacia Technologies group reduced its patents and deferred tax liability by $691,000, which were initially recorded in fiscal 2002, to properly reflect the reduction in its income tax valuation allowance after consideration of the deferred tax liability.

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

6.    ACQUISITION

On January 28, 2005, Acacia Global Acquisition Corporation, a wholly owned subsidiary of Acacia Research Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies. The acquisition provided the Acacia Technologies group 100% ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. As a result of the acquisition, we have expanded and diversified the Acacia Technologies group’s potential revenue generating activities.

The acquisition was accounted for in accordance with the purchase method of accounting. Under the purchase method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangibles and liabilities assumed, based on their estimated fair values at the date of acquisition. The consolidated statement of operations includes the results of the acquired companies beginning on January 28, 2005, the date of acquisition. The aggregate purchase consideration was approximately $25,105,000, including $5.0 million of cash, the issuance of 3,938,832 shares of AR-Acacia Technologies stock valued at $19,293,000 (net of estimated common stock registration costs of $228,000) and acquisition costs, including registration costs, of $812,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

The following table summarizes the total purchase consideration and the allocation of the consideration paid to the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Consideration:
Cash paid	$5,000
Fair value of AR-Acacia Technologies stock issued(1)	19,293
Acquisition and registration costs	812
Total purchase consideration	$25,105
Purchase Price Allocation:
Estimated fair value of net tangible assets acquired at January 28, 2005	$(26)
Intangible assets acquired - patents and patent rights(1)	25,131
Total	$25,105
___________________________________
(1) Reflects non-cash investing activity.

Management was primarily responsible for determining the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed at the date of acquisition. Management considered a number of factors in estimating the fair value of the intangible assets acquired, including reference to an independent valuation. The patents and patent rights acquired were valued using a discounted cash flow model on a patent portfolio by portfolio basis, which estimated the future net cash flows expected to result from the licensing of each portfolio, taking into account potential infringers of the patents, usage of the underlying technologies, estimated license fee revenues, contingent legal fee arrangements, royalties due to former patent holders, other estimated costs, tax implications and other factors. A discount rate consistent with the risks associated with achieving the estimated net cash flows was used to estimate the present value of future estimated net cash flows. Management’s valuation resulted in an estimated fair value of patent related assets acquired of approximately $27,000,000, resulting in approximately $1,900,000 of excess fair value over the cost of net assets acquired, which has been allocated as a pro rata reduction to the amounts that otherwise would have been assigned to the assets acquired, in accordance with the purchase method of accounting.

Amounts attributable to patents and patent rights acquired are amortized using the straight-line method over the estimated economic useful lives of the underlying patents which range from two to seven years. At the date of acquisition, the estimated weighted average useful life of amortizable patent related intangibles acquired was approximately 6 years.

In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC who, as a result of the acquisition transaction, is also a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the three months ended March 31, 2006 and March 31, 2005 include $273,000 and $195,000, respectively, in expenses related to the consulting agreement. Refer to Note 7 to the Acacia Research Corporation consolidated financial statements for a description of the consulting services and other terms of the related agreement.

The acquisition was treated for tax purposes as a taxable asset acquisition and, as such, Acacia Research Corporation did not record any book/tax basis differences and thus, no deferred income taxes were recorded in connection with the application of the purchase method of accounting.

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

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

In connection with the Acacia Technologies group’s licensing and enforcement activities, the Acacia Technologies group may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law. These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained by the Acacia Technologies group. In instances where the Acacia Technologies group does not recover license fees from potential infringers, no contingent legal fees are paid; however, the Acacia Technologies group may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement. Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained by the Acacia Technologies group are included in long-term liabilities in the statement of financial position.

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

8.    DISCONTINUED OPERATIONS

Results for the three months ended March 31, 2005, include a $210,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which were guaranteed by Acacia Research Corporation, expired in August 2005. At March 31, 2006, assets consisted of cash and cash equivalents. At December 31, 2005, assets consisted of cash and cash equivalents and lease deposits. At March 31, 2006, liabilities related to miscellaneous accounts payable. At December 31, 2005, liabilities related primarily to miscellaneous payables and accrued lease termination costs. Refer to Note 11 to the Acacia Research Corporation consolidated financial statements for additional information on assets and liabilities related to discontinued operations for the periods presented.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006, and our Registration Statement on Form S-3 filed with the SEC on April 25, 2006, that discuss our businesses in greater detail.

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements and in our “Risk Factors” incorporated by reference in Part II, Item 1A of this report.

Businesses

As used in this Form 10-Q, “we,” “us” and “our” refer to Acacia Research Corporation and its subsidiary companies.

Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

The following discussion is based primarily on our unaudited consolidated balance sheet as of March 31, 2006, and on our unaudited consolidated statement of operations for the period from January 1, 2006, to March 31, 2006. The discussion compares the activities for the three months ended March 31, 2006, to the activities for the three months ended March 31, 2005. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. This information should also be read in conjunction with the “Risk Factors” incorporated by reference in Part II, Item 1A of this report.

Acacia Research Corporation is comprised of two operating groups, the CombiMatrix group, our life sciences business, and the Acacia Technologies group, our intellectual property licensing and enforcement business. Refer to Note 1 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report, for a description of Acacia Research Corporation’s operating groups.

Overview

CombiMatrix Group

During the three months ended March 31, 2006, the CombiMatrix group’s operating activities included the recognition of $1.2 million in revenues, including $264,000 in government contract revenues, and $981,000 in CustomArraysTM product and service revenues. CustomArray product and service revenues increased 190% from the first quarter of 2005 and 91% over the prior quarter, signaling continued growth of the CombiMatrix group’s business and acceptance of its products and services in the marketplace. Research and development expenses, excluding government contract costs, increased due primarily to the impact of the CombiMatrix group’s wholly owned subsidiary, CMD, which was formed and began research and development activities in the second quarter of 2005.

The CombiMatrix group made significant developments in a number of its strategic business objectives including its commercial array technology platform, its partnership with the U.S. government and in the area of clinical diagnostics.

Regarding its array platform, the CombiMatrix group announced the launch of several new product offerings during the first quarter of 2006 including the Influenza A genotyping array and the ElectraSense™ Influenza array system. The CombiMatrix group also executed several new microarray core facility and distribution agreements for its array products and services. The CombiMatrix group also received notice from the European Patent Office that it was granted a key patent covering its array technology in Europe.

In the area of national defense, the CombiMatrix group continued development efforts with the U.S. Department of Defense, or DoD, by executing a one-year, $2.1 million contract in February 2006 with the DoD to further develop its microarray technologies for the detection of biological and chemical threat agents. An additional $2.4 million appropriation for similar technology development was announced in January 2006 and contract terms are being negotiated. The CombiMatrix group further expanded its relationship with the U.S. Air Force to develop a personal health monitoring system utilizing the CombiMatrix group's CustomArray technology.

In the area of clinical diagnostics, CMD added Mansoor Mohammad, Ph.D. as its Chief Scientific Officer and member of its board of directors. With the addition of Dr. Mohammad, CMD began work on its comparative genomic hybridization, or CGH, array platform and began a co-development project with Array Genomics Inc. in France to market and sell CMD’s CGH arrays. In March 2006, CMD received laboratory certification from federal and state regulatory agencies, allowing CMD to begin performing laboratory tests for doctors, clinics and pathologists based on the CombiMatrix group’s microarray platform.

The CombiMatrix group announced additional accomplishments and activities during the three months ended March 31, 2006, as follows:

•
In January 2006, the CombiMatrix group launched a series of catalog microarrays specifically designed for microRNA analysis. MicroRNAs (“miRNAs”) are small, RNA molecules encoded in the genomes of plants and animals. These highly conserved, ~21-mer RNAs regulate the expression of genes and are believed to be critical to controlling physiology in areas that include neural development, viral disease, and cancer. Each miRNA is thought to regulate multiple genes, and since hundreds of miRNA genes are predicted to be present in higher eukaryotes the potential regulatory circuitry afforded by miRNAs is enormous. There is evidence that miRNAs may act as key regulators of processes as diverse as early development, cell proliferation and cell death, apoptosis and fat metabolism, and cell differentiation.

•
In January 2006, the CombiMatrix group signed a non-exclusive agreement with The University of Colorado Health Sciences Center under the CombiMatrix Group’s CombiCore™ access program. Under this agreement all University of Colorado researchers can purchase, through their microarray core facility, the CombiMatrix group's CustomArrays™ and CatalogArrays™, including array processing services performed at the University of Colorado Health Science Center Microarray Core Facility.

•
In January 2006, the CombiMatrix group entered into a non-exclusive distribution agreement with Cold Spring Biotech to distribute the CombiMatrix group's products and services in mainland China, Taiwan, and Hong Kong. Under the terms of the agreement, Cold Spring Biotech will market and sell CustomArrays™ and CatalogArrays™, including the recently introduced Influenza A Research Microarray.

•
In January 2006, the CombiMatrix group signed a non-exclusive agreement with The University of California Davis under the CombiMatrix group's CombiCore™ access program. Under this agreement all University of California Davis researchers can purchase, through the UC Davis Genome Center, the CombiMatrix group's CustomArrays™ and CatalogArrays™, including array processing services performed at the UC Davis Genome Center.

•
In January 2006, the CombiMatrix group expanded its relationship with its existing partner, INBIO, for the Asia Pacific region. Major components of the expanded relationship include the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix Corporation’s wholly owned subsidiary, CombiMatrix K.K. (the “KK”) to INBIO along with an expanded distribution agreement that encompasses Japan. INBIO obtained 67% of the voting interests in the KK and expanded its distribution agreements with the CombiMatrix group. INBIO assumed all operational and financial responsibilities of the KK including its liabilities.

•
In January 2006, the CombiMatrix group announced that the 2006 U.S. Defense Appropriations Bill signed by President Bush included an allocation of $2.4 million to fund efforts by the CombiMatrix group to further develop its microarray technologies for the detection of biological and chemical threat agents.

•
In February 2006, the CombiMatrix group began work on its one-year, $2.1 million contract with the DoD. Funding for this contract, which focuses on the use of the CombiMatrix group's array technology for military and antiterrorist applications, was previously announced as part of the DoD budget. The CombiMatrix group's development program with the DoD is focused on the integration of the CombiMatrix group’s biotechnology with microelectronics and microfluidics and the development of an automated system with maximum flexibility and sensitivity for biothreat agents with reduced size and cost.

•
In February 2006, the CombiMatrix group launched its Influenza A detection and genotyping technology on the CustomArray™ 4X2K platform. This was another step in the CombiMatrix group’s expansion of its product line and another step in the CombiMatrix group’s goal to make Influenza A technology more available and affordable. The CombiMatrix group’s 4X2K Influenza A Research Microarray is a member of the CatalogArray™ product line and can detect and accurately type flu strains using a protocol that requires less than four hours start to finish, at a cost per test much lower than with the earlier CustomArray12K version. This microarray can identify H5N1 bird flu. Unlike other products on the market, it can provide information on the subtype of H5 influenzas while simultaneously identifying all other strains of Influenza A and providing a rich amount of information on mutations and novel strains of flu not yet seen.

•
In February 2006, the CombiMatrix group established a Cooperative Research and Development Agreement (“CRDA”) with the U.S. Air Force Research Laboratory, Human Effectiveness Directorate, Biosciences and Protection Division, Applied Biotechnology Branch (AFRL/HEPB). The CRDA will focus on “Development of a Biomonitor Device with Biomarker-based Microarrays.” Under the CRDA, AFRL/HEPB and CombiMatrix will develop a personal health monitoring system utilizing the CombiMatrix group’s CustomArray™ technology. The goal of the program is to develop a miniaturized device capable of analyzing multiple biomarkers (either DNA or protein) that would aid the U.S. Department of Defense in its mission to effectively monitor the health status of military service personnel before, during, and after deployment where untoward exposures may impact on their performance or health.

•
In March 2006, the CombiMatrix group launched the ElectraSense™ Influenza Typing System based on the CombiMatrix group’s propriety electrochemical detection technology and its Influenza A Typing Microarray. The CombiMatrix group's is prepared to make this system available to domestic and international government agencies that are engaged in monitoring influenza and planning for a potential pandemic. Using this system, government agencies can verify, before disseminating potentially alarming information to the public, whether samples contain a highly pathogenic substrain of H5N1 or one of the several non-lethal substrains of H5N1. The system is designed for research use, surveillance and monitoring applications, use for animal studies, and other applications not requiring FDA registration. The CombiMatrix group's will seek FDA approval for this product.

•
In March 2006, renowned microarray and genomics expert Mansoor Mohammed, Ph.D. joined CMD as its Chief Scientific Officer and a member of its board of directors. Dr. Mohammed has been at the forefront of research and development in the fields of CGH and microarray technologies for his entire professional career. Between 2001 and 2003, he produced the world’s first commercially viable whole-genome Bacterial Artificial Chromosome (“BAC”) array and co-authored one of its seminal clinical applications. A BAC array is a highly efficient and accurate means of detecting genetic abnormalities responsible for a variety of human maladies, such as Down Syndrome, autism, and cancer.

•
In March 2006, CMD and Array Genomics Inc. (AG), Nr. Paris, France, announced that they will co-develop, market, and sell a new series of CGH microarray products and services internationally, using expertise and technology from both companies. The initial products, which will be manufactured in the U.S. by CMD and distributed in Europe by AG, are a series of arrays for the diagnosis of mental retardation anomalies. It is anticipated that the arrays will begin generating revenue for both companies within the next several weeks.

•
In March 2006, the CombiMatrix group was granted a key patent in Europe (EP1185363B1), titled “Self-Assembling Arrays” by the European Patent Office. This European Patent was registered throughout the European Union in Germany, France, Spain, Great Britain, and Italy, and the opposition period has passed. A corresponding U.S. patent is pending in the U.S. Patent and Trademark Office and is moving through the process. The European patent claims both self-assembled arrays and a method for making self-assembled arrays on electrode arrays with self-assembled antibodies. This microarray configuration is especially useful for arraying proteins specifically antibodies. The technology enables products such as multiplexed immunoassays, monitoring of biowarfare and terrorist agents, and general protein analysis tools.

•
In March 2006, CMD received certification to operate as a clinical laboratory in accordance with the federal government’s Clinical Laboratory Improvement Act (“CLIA”), a regulatory program that monitors the quality of laboratory testing. According to CLIA, any laboratory in the U.S. that conducts testing on human specimens for purposes other than research must be certified.

Acacia Technologies Group

The Acacia Technologies group’s operating activities for the three months ended March 31, 2006, were principally focused on the continued development, licensing and enforcement of its patent portfolios, including the continued pursuit of multiple ongoing technology licensing programs and the commencement of new technology licensing programs. In addition, we continued our focus on business development, including the acquisition of additional patent portfolios and the continued pursuit of opportunities to partner with patent owners and provide Acacia Technologies group’s unique intellectual property licensing, development and enforcement services.

Revenues for the three months ended March 31, 2006 were $4.7 million, as compared to $1.9 million for the three months ended March 31, 2005. Revenues for the three months ended March 31, 2006 included license fees from 21 new licensing agreements covering 9 of our technology licensing programs. The Acacia Technologies group generated revenues from 3 new technology licensing programs during the quarter, and to date, the Acacia Technologies group has generated revenues from 16 of its technology licensing programs. License fee revenues for the three months ended March 31, 2006 included fees from the licensing of our DMT® technology, Audio/Video Enhancement and Synchronization technology, Credit Card Fraud Protection technology, Enhanced Internet Navigation technology, Interstitial Internet Advertising technology, Laptop Connectivity technology, Multi-Dimensional Bar Code technology, Resource Scheduling technology, and Web Conferencing and Collaboration Software technology.

Marketing, general and administrative expenses increased during the three months ended March 31, 2006, as compared to the same period in 2005, due primarily to the hiring of additional patent licensing and business development personnel since March 31, 2005, three full months of GPH Acquisition related consulting expenses and an increase in other corporate, general and administrative expenses associated with ongoing operations. Patent related legal expenses decreased during the three months ended March 31, 2006, as compared to the same period in 2005, due to a decrease in patent prosecution and patent enforcement activity in the quarter.

During the three months ended March 31, 2006, the Acacia Technologies group continued to execute its business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, the following patent portfolios:

•
File Locking in Shared Storage Network Patent. Acquired rights to a patent relating to a file locking system for use in shared storage networks such as iSCSI. The use of the patented technology removes a single point of failure for companies migrating existing Storage Area Network (SAN) implementations to iSCSI or for those creating new shared storage networks.

•
Remote Video Camera Patents. Acquired patents relating to remote control of video cameras and other devices used in areas such as videoconferencing and surveillance systems. The uses of the patented technology include improved remote management of video camera functions such as pan, tilt, and focus, and improved device control in a networked videoconferencing system.

•
Audio Communications Fraud Detection Patents. Acquired rights to patents relating to the detection of fraud in connection with paid communication services, such as audio communications. The patented technology generally relates to a process for detecting, reducing and preventing fraud in connection with payments for certain communication services, including audio sessions delivered via the telephone, Internet, and other communication networks.

•
Micromirror Digital Display Patents. Acquired a patent portfolio relating to the use of micromirrors to create a digital image in televisions, monitors, and projectors. The patented technology generally relates to techniques for using micromirrors to display a color image having gray scale gradations and is utilized in large screen televisions and projectors.

2005 Acquisition. On January 28, 2005, Acacia Global Acquisition Corporation, a wholly owned subsidiary of Acacia Research Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies (“GPH Acquisition”). The acquisition provided the Acacia Technologies group 100% ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries, as set forth below. As a result of the acquisition, we have expanded and diversified the Acacia Technologies group’s revenue generating opportunities and accelerated the execution of the Acacia Technologies group’s business strategy of acquiring, developing and licensing patented technologies.

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

Broadcast Data Retrieval Technology

Broadcast Data Retrieval Corporation v. Sirius Satellite Radio, Inc. United States District Court for the Central District of California. Filed 2/27/06. Case No. 2:06-cv-01190.

Sirius Satellite Radio Inc. v. Acacia Research Corporation and Acacia Global Acquisition Corporation. United States District Court for the Southern District of New York. On appeal to the U.S. Court of Appeals for the Federal Circuit. Notice of Appeal Filed 3/22/06. Lower Court Case No. 1:05-cv-07495.

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

InternetAd Systems, LLC v. Midwest Airlines, Inc., Singapore Airlines Limited. United States District Court for the Northern District of Texas. Filed 12/30/05. Case No. 3:05-cv-02532.

Laptop Connectivity Technology

Computer Docking Station Corporation v. Dell, Inc., Gateway, Inc., Hewlett-Packard Company, Toshiba America, Inc., Toshiba America Information Systems, Inc., and Lenovao (United States), Inc. United States District Court for the Western District of Wisconsin. Filed 1/17/06. Case No. 06-cv-0032.

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

VCode Holdings, Inc. and VData, LLC v. Mitsubishi Corporation. United States District Court for the District of Minnesota. Filed 9/8/05.  Case No. 0:05-cv-02079.

Cognex Corporation v. VCode Holdings, Inc., VData LLC, Acacia Research Corporation, TechSearch, LLC and Veritec Inc. United States District Court for the District of Minnesota. Filed 3/13/06. Case No. 0:06-cv-01040.

Resource Scheduling Technology

Resource Scheduling Corporation v. Cerner Corporation, McKesson Corporation, Picis, Inc., Res-Q Healthcare Systems, Inc. United States District Court for the Eastern District Texas. Filed 2/1/06. Case No. 2:06-cv-00044.

Epic Systems Corporation v. Acacia Research Corporation and Resource Scheduling Corporation. United States District Court for the District of Delaware. Filed 4/19/06. Case No. 1:06-cv-00255.

Spreadsheet Automation Technology

Spreadsheet Automation Corporation v. Microsoft Corporation. United States District Court for the Eastern District of Texas. Filed 3/28/05. Case No. 2:05-cv-00127.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2005 Annual Report on Form 10-K, filed on March 16, 2006, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates section. In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Stock-based Compensation Expense

Effective January 1, 2006, Acacia Research Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123R sets forth the accounting requirements for “share-based” compensation payments to employees and non-employee directors and requires all share based-payments to be recognized as expense in the statement of operations. In March 2005, the SEC published Staff Accounting Bulletin No. 107 (“SAB 107”), which requires stock-based compensation to be classified in the same expense line items as cash compensation (i.e. marketing, general and administrative and research and development expenses). The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model), and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our classes of common stock and employee stock option exercise behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

SFAS No. 123R also requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated pre-vesting forfeiture rate. As such, SFAS No. 123R requires Acacia Research Corporation to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized. Estimates of pre-vesting forfeitures must be periodically revised in subsequent periods if actual forfeitures differ from those estimates. We consider several factors in connection with our estimate of pre-vesting forfeitures including types of awards, employee class, and historical pre-vesting forfeiture data. The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Refer to Notes 2 and 9 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report for more information.

Acacia Research Corporation Consolidated
Comparison of the Results of Operations for the Three Months Ended March 31, 2006 and 2005

Net Loss (In thousands)

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Net loss	$(10,098)	$(4,950)

The changes in net loss were primarily due to operating results and activities as discussed below.

Revenues and Cost of Revenues (In thousands)

	For the Three Months Ended
	March 31, 2006	March 31, 2005

License fees	$4,717	$1,863
Government contract	264	731
Cost of government contract revenues	(250)	(691)
Products	924	278
Cost of product sales	(221)	(163)
Service contracts	57	60

License Fees.  License fee revenues recognized by the Acacia Technologies group fluctuate from period to period based on the following factors:

•
the dollar amount of agreements executed each period, which is primarily driven by the nature and characteristics of the technology being licensed and the magnitude of infringement associated with a specific licensee;

•	the specific terms and conditions of agreements executed each period and the periods of infringement contemplated by the respective payments;
•	fluctuations in the total number of agreements executed;
•	fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due;
•	the timing of the receipt of periodic license fee payments and/or reports from licensees;
•	fluctuations in the net number of active licensees period to period; and
•	other factors.

Costs incurred in connection with the Acacia Technologies group’s ongoing licensing activities, other than inventor royalties expense and contingent legal fees expense, are included in marketing, general and administrative expenses.

Government Contract and Cost of Government Contract Revenues. The decrease was due to the completion, in December 2005, of the CombiMatrix group’s commitments under its previous two-year, $5.9 million research and development contract with the DoD to further the development of the CombiMatrix group’s array technology for the detection of biological threat agents. In February 2006, the CombiMatrix group executed a new one-year, $2.1 million contract with the DoD to further the development of its biological and chemical detector system. Government contract revenues and contract costs were lower during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, due to the commencement of work under the new $2.1 million contract in February 2006, as compared to three full months of activity under the previous $5.9 million contract during the prior year quarter.

Under the terms of its DoD contracts, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group’s commitments under its current contract with the DoD, which was approximately 12% complete as of March 31, 2006. The CombiMatrix group expects to incur approximately $1.4 million in research and development costs for the remainder of 2006, to complete its obligations to the DoD under the new $2.1 million contract.

Product Revenues and Cost of Product Sales. Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group’s array products. Product revenues include the sale of DNA synthesizer instruments and CustomArray 12K DNA expression arrays and related hardware during the first quarter of 2006, compared to only 12K DNA expression arrays during the comparable quarter in 2005. The increase in product revenues was due primarily to the increased product offerings currently available to the CombiMatrix group’s customers, which includes 12K and 4X2K arrays, DNA synthesizer instruments and related hardware, as compared to only the 902 and 12K expression arrays in the comparable 2005 quarter. The increase in gross margins was due primarily to the impact of the mix of product sales during the periods presented. Revenues for the three months ended March 31, 2006 included a higher percentage of product revenues from the sale of DNA synthesizer instruments, which generally have a higher gross margin than the expression array products.

Operating Expenses (In thousands)

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Research and development expenses (including non-cash stock compensation charges of $293 (2006) and $0 (2005))	$2,379	$1,140

Research and Development Expenses. During the first quarter of 2006 and 2005, the CombiMatrix group continued internal research and development efforts to improve and expand the CombiMatrix group’s technology and product offerings. The increase in internal research and development expenses was due primarily to the impact of the CombiMatrix group’s wholly owned subsidiary, CMD, which was formed and began research and development activities in the second quarter of 2005. The increase also reflects $293,000 in non-cash stock compensation charges recorded in connection with the adoption of SFAS No. 123R, effective January 1, 2006, as described above under “Critical Accounting Estimates.”

Future research and development expenses will continue to be incurred in connection with the CombiMatrix group’s ongoing internal research and development efforts in the areas of genomics, diagnostics, drug discovery and development. The CombiMatrix group expects its research and development expenses to continue to fluctuate and such expenses could increase in future periods as additional internal research and development programs are undertaken and/or as new research and development collaborations are executed with strategic partners.

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Marketing, general and administrative expenses (including non-cash stock compensation charges (credits) of $1,450 (2006) and $ (126) (2005))	$7,499	$3,763
Legal expenses - patents	366	561
Inventor royalties and contingent legal fees expenses - patents	2,271	647
Amortization of patents	1,617	1,190
Loss from equity investment	239	39

Marketing, General and Administrative Expenses. The increase primarily reflects Acacia Research Corporation’s adoption of SFAS No. 123R, effective January 1, 2006, which requires public companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements, as described under “Critical Accounting Estimates.” Non-cash stock compensation charges included in marketing, general and administrative expense for the three months ended March 31, 2006 totaled $1.5 million, as compared to a credit of $126,000 for the three months ended March 31, 2005.

Excluding the impact of the adoption of SFAS No. 123R, the change in marketing, general and administrative expenses was due primarily to an increase in personnel costs related to the addition of patent licensing and business development personnel for the Acacia Technologies group since the end of the first quarter of 2005 of approximately $443,000, an increase of $118,000 in consulting fees primarily related to three full months of GPH Acquisition related consulting expenses during the three months ended March 31, 2006, as compared to two months during the three months ended March 31, 2005, and an increase in the Acacia Technologies group’s other corporate, general and administrative expenses of $318,000. The net increase in the Acacia Technologies group’s other corporate, general and administrative expenses was comprised of an increase in accounting, tax and legal fees of $235,000, $54,000 of which were incurred in connection with the proposed split-off transaction, an increase in patent research and maintenance expenses related to new and existing patent portfolios of $74,000, and an increase in office rent and other facilities costs of $46,000, which were partially offset by a decrease in other general and administrative expenses of $37,000. The change also reflects an increase in general and administrative expenses incurred by CMD, which commenced operations in the second quarter of 2005, of $861,000, and an increase in the CombiMatrix group’s other corporate, general and administrative expenses related to ongoing operations of $420,000. The net increase in the CombiMatrix group’s other corporate, general and administrative expenses was comprised of an increase in legal, consulting, accounting and other professional fees of $580,000, $330,000 of which were incurred in connection with the proposed split-off transaction, including costs associated with the preparation of the related S-1 registration statement and other split-off securities issues, partially offset by a decrease in sales, marketing and other general and administrative expenses of $160,000.

Legal Expense - Patents (Acacia Technologies group only). Patent-related legal expenses include patent-related prosecution and enforcement costs incurred by outside patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis. Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. Refer to "Patent Enforcement Litigation" included in Part II, Item 2, above.  We expect patent-related legal expenses to continue to fluctuate based on the factors summarized above in connection with the Acacia Technologies group’s ongoing patent commercialization and enforcement programs.

Inventor Royalties and Contingent Legal Fees Expense. During the three months ended March 31, 2006 and 2005, the Acacia Technologies group incurred inventor royalties expenses of $1.3 million and $282,000, respectively, and contingent legal fees expenses of $988,000 and $365,000, respectively. The majority of patent and patent rights agreements associated with patent portfolios acquired are subject to agreements with inventors that contain provisions granting to the original patent owners the right to receive inventor royalties based on future net revenues, as defined in the respective agreements and are also subject to contingent legal fee arrangements with outside attorneys engaged on a contingent fee basis. As such, inventor royalties and contingent legal fees expenses in future periods will continue to fluctuate in accordance with the timing and amount of related revenues recognized by the Acacia Technologies group from these patent portfolios.

Amortization of Patents. The increase was due primarily to three full months of patent amortization expense resulting from the January 28, 2005 GPH Acquisition for the three months ended March 31, 2006, as compared to two months of amortization in comparable 2005 period. In addition, amortization expense includes additional charges related to certain of the patent portfolios acquired by the Acacia Technologies group subsequent to March 31, 2005. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize acquired patent related costs over a weighted average remaining economic useful life of approximately 5 years.

Loss from Equity Investment. As of March 31, 2006 and 2005, the CombiMatrix group owned 24% and 6%, respectively, of Leuchemix Inc., or Leuchemix, a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. The CombiMatrix group’s equity in the losses of Leuchemix increased due to the CombiMatrix group’s increased ownership in Leuchemix as well as an increase in expenses incurred by Leuchemix. The CombiMatrix group is under a contractual commitment to increase ownership to approximately 33% during 2006 and as a result, equity in loss of Leuchemix is expected to increase in future periods.

Other

Warrant Charges (Credits). In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” or SFAS No. 150, and related interpretations, certain AR-CombiMatrix stock purchase warrants outstanding at March 31, 2006 have been classified as a long-term liability due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liability are reflected in the statement of operations. Refer to Note 8 to the Acacia Research Corporation consolidated financial statements in Part I, Item 1 of this report.

Loss on Sale of Investment. In January 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship included the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio assumed all operational and financial responsibilities of CombiMatrix K.K. The net loss on the sale of 67% of the voting interest in CombiMatrix K.K. was $84,000. Subsequent to the sale, the CombiMatrix group’s investment in CombiMatrix K.K. was accounted for under the equity method. The deconsolidation of CombiMatrix K.K. did not have a material impact on the consolidated or CombiMatrix group balance sheets as of March 31, 2006. The impact on the statement of operations resulting from the transition to the equity method of accounting for the CombiMatrix group's investment in CombiMatrix K.K. was not material during the periods presented.

Estimated Loss on Discontinued Operations. Results for the three months ended March 31, 2005, include a $210,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations expired in August 2005.

Inflation

Inflation has not had a significant impact on Acacia Research Corporation.

Liquidity and Capital Resources

Acacia Research Corporation’s consolidated cash and cash equivalents and short-term investments totaled $53.1 million at March 31, 2006, compared to $59.2 million at December 31, 2005. Working capital at March 31, 2006, was $52.3 million, compared to $58.1 million at December 31, 2005. The change in working capital was due primarily to the impact of net cash flow activities as discussed below.

The net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2006, and 2005 was comprised of the following (in thousands):

	For the Three Months Ended March 31, 2006			For the Three Months Ended March 31, 2005
	Acacia			Acacia
	Technologies	CombiMatrix		Technologies	CombiMatrix
	Group	Group	Consolidated	Group	Group	Consolidated
Net cash provided by (used in):
Operating activities (including discontinued operations of $245 in 2006 and ($288) in 2005)	$(688)	$(3,673)	$(4,361)	$(1,109)	$(2,976)	$(4,085)
Investing activities	(4,587)	1,404	(3,183)	(1,265)	5,394	4,129
Financing activities	(30)	46	16	19,521	43	19,564
Effect of exchange rate on cash	-	-	-	-	9	9
Increase (decrease) in cash and cash equivalents	$(5,305)	$(2,223)	$(7,528)	$17,147	$2,470	$19,617

Cash receipts from customers for the CombiMatrix group for the three months ended March 31, 2006, were $1.3 million, comprised of $677,000 from the sale of array products and services and $616,000 in payments received from the DoD. Cash receipts in the comparable 2005 period totaled $939,000, comprised of $288,000 from the sale of array products and services and $651,000 in payments received from the DoD. Cash outflows from operations for the CombiMatrix group for the three months ended March 31, 2006, increased to $5.0 million, as compared to $3.9 million in the comparable 2005 period, due primarily to an increase in research and development, marketing, general and administrative expenses related to CMD as described above, and the impact of the timing of vendor payments and related accruals.

Cash receipts from licensees for the Acacia Technologies group for the three months ended March 31, 2006, increased to $5.4 million from $1.6 million in the comparable 2005 period. Cash outflows from operations for the Acacia Technologies group for the three months ended March 31, 2006, increased to $6.1 million from $2.4 million in the comparable 2005 period, due to increases in personnel expenses, corporate, general and administrative expenses, consulting expenses, inventor royalties expenses and contingent legal fees expenses, partially offset by a decrease in patent related legal expenses, as described earlier, and the impact of the timing of payments and related accruals.

The change in net cash flows used in investing activities was due to net purchases and sales of available-for-sale investments by the Acacia Technologies group and the CombiMatrix group, respectively, in connection with ongoing short-term cash management activities. Net cash outflows from investing activities for the three months ended March 31, 2006 also included Acacia Technologies group patent related acquisitions costs totaling $550,000 and the CombiMatrix group’s additional contractual investment in Leuchemix totaling $650,000. Net cash outflows from investing activities for the three months ended March 31, 2005 included the cash consideration and related acquisition and registration costs paid by the Acacia Technologies group in connection with the GPH Acquisition and the CombiMatrix group’s additional contractual investment in Leuchemix of $250,000. Fixed asset purchases for the three months ended March 31, 2006 and 2005, primarily related to the CombiMatrix group were $175,000 and $268,000, respectively.

Net cash flows provided by financing activities during the three months ended March 31, 2005 included net proceeds of approximately $19.5 million from the sale of 3.5 million shares of AR-Acacia Technologies stock in a registered direct offering.

Management believes that our cash and cash equivalent balances, anticipated cash flow from operations, and other external sources of available credit, will be sufficient to meet our cash requirements through June 30, 2007. We may however encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in our Risk Factors on pages 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13 and 15 of our pending shelf registration statement on Form S-3 filed with the SEC on April 25, 2006, incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2006. Other than as set forth below, we have no committed lines of credit or other committed funding or long-term debt. The following table lists our material known future cash commitments as of March 31, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Remaining 2006	2007	2008	2009	2010 and Thereafter

Operating leases	$1,803	$2,480	$2,180	$588	$1,355
Minimum royalty payments(1)	75	100	100	100	875
Leuchemix equity purchases(2)	1,500	-	-	-	-
Consulting contract(3)	832	99	-	-	-
Total contractual cash obligations	$4,210	$2,679	$2,280	$688	$2,230
____________________________________
(1)
Refer to Note 10 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.

(2)
Refer to Note 10 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report for additional information regarding the October 2004 Leuchemix transaction.

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

Recent Accounting Pronouncements

Refer to Note 5 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

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

DISCUSSION OF SEGMENTS’ OPERATIONS, FINANCIAL RESOURCES AND LIQUIDITY

COMBIMATRIX GROUP MANAGEMENT’S DISCUSSION AND ANALYSIS
(A Division of Acacia Research Corporation)

You should read this discussion in conjunction with the CombiMatrix group financial statements and related notes and the Acacia Research Corporation consolidated financial statements and related notes, both included in Part I, Item 1 of this report. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

General

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” for a general overview of the CombiMatrix group’s business.

Although AR-CombiMatrix stock is intended to reflect the separate performance of the CombiMatrix group, rather than the performance of Acacia Research Corporation as a whole, the CombiMatrix group is not a separate legal entity. Holders of AR-CombiMatrix stock are stockholders of Acacia Research Corporation. As a result, they continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to the CombiMatrix group could be subject to the liabilities of the Acacia Technologies group. Refer to Note 1 to our consolidated financial statements included in Part I, Item 1 of this report for details regarding our separate group presentation and our classes of common stock.

CombiMatrix Group
(A Division of Acacia Research Corporation)
Comparison of the Results of Operations for the Three Months Ended March 31, 2006 and 2005

Division Net Loss (In thousands)

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Division net loss	$(7,689)	$(3,076)

The changes in net loss were primarily due to operating results and activities as discussed below.

Revenues and Cost of Revenues (In thousands)

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Government contract	$264	$731
Cost of government contract revenues	(250)	(691)
Products	924	278
Cost of product sales	(221)	(163)
Service contracts	57	60

Government Contract and Cost of Government Contract Revenues. The decrease was due to the completion, in December 2005, of the CombiMatrix group’s commitments under its previous two-year $5.9 million research and development contract with the DoD to further the development of the CombiMatrix group’s array technology for the detection of biological threat agents. In February 2006, the CombiMatrix group executed a new one-year, $2.1 million contract with the DoD to further the development of its biological and chemical detector system. Government contract revenues and contract costs were lower during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, due to the commencement of work under the new $2.1 million contract in February 2006, as compared to three full months of activity under the previous $5.9 million contract during the prior year quarter.

Under the terms of its DoD contracts, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group’s commitments under its current contract with the DoD, which was approximately 12% complete as of March 31, 2006. The CombiMatrix group expects to incur approximately $1.4 million in research and development costs for the remainder of 2006, to complete its obligations to the DoD under the new $2.1 million contract.

Product Revenues and Cost of Product Sales. Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group’s array products. Product revenues include the sale of DNA synthesizer instruments and CustomArray 12K DNA expression arrays and related hardware during the first quarter of 2006, compared to only 12K DNA expression arrays during the comparable quarter in 2005. The increase in product revenues was due primarily to the increased product offerings currently available to the CombiMatrix group’s customers, which includes 12K and 4X2K arrays, DNA synthesizer instruments and related hardware, as compared to only the 902 and 12K expression arrays in the comparable 2005 quarter. The increase in gross margins was due primarily to the impact of the mix of product sales during the periods presented. Revenues for the three months ended March 31, 2006 included a higher percentage of product revenues from the sale of DNA synthesizer instruments, which generally have a higher gross margin than the expression array products.

Operating Expenses (In thousands)

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Research and development expenses (including non-cash stock compensation charges of $293 (2006) and $0 (2005))	$2,379	$1,140

Research and Development Expenses. During the first quarter of 2006 and 2005, the CombiMatrix group continued internal research and development efforts to improve and expand the CombiMatrix group’s technology and product offerings. The increase in internal research and development expenses was due primarily to the impact of the CombiMatrix group’s wholly owned subsidiary, CombiMatrix Molecular Diagnostics, or CMD, which was formed and began research and development activities in the second quarter of 2005. The increase also reflects $293,000 in non-cash stock compensation charges recorded in connection with the adoption of SFAS No. 123R, effective January 1, 2006, as described above under “Critical Accounting Estimates.”

Future research and development expenses will continue to be incurred in connection with the CombiMatrix group’s ongoing internal research and development efforts in the areas of genomics, diagnostics, drug discovery and development. The CombiMatrix group expects its research and development expenses to continue to fluctuate and such expenses could increase in future periods as additional internal research and development agreements are undertaken and/or as new research and development collaborations are executed with strategic partners.

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Marketing, general and administrative expenses (including non-cash stock compensation charges (credits) of $402 (2006) and $ (126) (2005))	$3,962	$2,153
Loss from equity investment	239	39

Marketing, General and Administrative Expenses. The increase reflects the CombiMatrix group’s adoption of SFAS No. 123R, effective January 1, 2006, which requires public companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements, as described under “Critical Accounting Estimates.” Non-cash stock compensation charges included in marketing, general and administrative expense for the three months ended March 31, 2006 totaled $402,000, as compared to a credit of $126,000 for the three months ended March 31, 2005.

Excluding the impact of the adoption of SFAS No. 123R, the change in marketing, general and administrative expenses was due primarily to an increase in general and administrative expenses incurred by CMD, which commenced operations in the second quarter of 2005, of $861,000, and an increase in the CombiMatrix group’s other corporate, general and administrative expenses related to ongoing operations of $420,000. The net increase in the CombiMatrix group’s other corporate, general and administrative expenses was comprised of an increase in legal, consulting, accounting and other professional fees of $580,000, $330,000 of which were incurred in connection with the proposed split-off transaction, including costs associated with the preparation of the related S-1 registration statement and other split-off securities issues, partially offset by a decrease in sales, marketing and other general and administrative expenses of $160,000.

Loss from Equity Investment. As of March 31, 2006 and 2005, the CombiMatrix group owned 24% and 6%, respectively, of Leuchemix Inc., or Leuchemix, a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. The CombiMatrix group’s equity in the losses of Leuchemix increased due to the CombiMatrix group’s increased ownership in Leuchemix as well as an increase in expenses incurred by Leuchemix. The CombiMatrix group is under a contractual commitment to increase ownership to approximately 33% during 2006 and as a result, equity in loss of Leuchemix is expected to increase in future periods.

Other

Warrant Charges (Credits). In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” or SFAS No. 150, and related interpretations, certain AR-CombiMatrix stock purchase warrants outstanding at March 31, 2006 have been classified as a long-term liability due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liability are reflected in the statement of operations. Refer to Note 8 to the Acacia Research Corporation consolidated financial statements in Part I, Item 1 of this report.

Loss on Sale of Investment. In January 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship included the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio assumed all operational and financial responsibilities of CombiMatrix K.K. The net loss on the sale of 67% of the voting interest in CombiMatrix K.K. was $84,000. Subsequent to the sale, the CombiMatrix group’s investment in CombiMatrix K.K. was accounted for under the equity method. The deconsolidation of CombiMatrix K.K. did not have a material impact on the CombiMatrix group balance sheet as of March 31, 2006. The impact on the statement of operations resulting from the transition to the equity method of accounting for the CombiMatrix group's investment in CombiMatrix K.K. was not material during the periods presented.

Inflation

Inflation has not had a significant impact on the CombiMatrix group in the current or prior periods.

Liquidity and Capital Resources

At March 31, 2006, cash and cash equivalents and short-term investments totaled $15.4 million compared to $20.2 million at December 31, 2005. Working capital at March 31, 2006, was $13.9 million, compared $19.2 million at December 31, 2005. The change in working capital was due primarily to the impact of net cash flow activities as discussed below.

The net (decrease) increase in cash and cash equivalents for the three months ended March 31, 2006, and 2005, was comprised of the following (in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Net cash provided by (used in):
Operating activities	$(3,673)	$(2,976)
Investing activities	1,404	5,394
Financing activities	46	43
Effect of exchange rate on cash	-	9
Increase (decrease) in cash and cash equivalents	$(2,223)	$2,470

Cash receipts from customers for the CombiMatrix group for the three months ended March 31, 2006, were $1.3 million, comprised of $677,000 from the sale of array products and services and $616,000 in payments received from the DoD. Cash receipts in the comparable 2005 period totaled $939,000, comprised of $288,000 from the sale of array products and services and $651,000 in payments received from the DoD. Cash outflows from operations for the CombiMatrix group for the three months ended March 31, 2006, increased to $5.0 million, as compared to $3.9 million in the comparable 2005 period, due primarily to an increase in research and development, marketing general and administrative expenses related to CMD as described above and the impact of the timing of vendor payments and related accruals.

The change in net cash flows used in investing activities was due primarily to net sales of available-for-sale investments by the CombiMatrix group in connection with ongoing short-term cash management activities. For the period ending March 31, 2006, the CombiMatrix group incurred $161,000 of capital expenditures and $650,000 in purchasing of Leuchemix preferred stock compared to $252,000 and $250,000, respectively, in the comparable 2005 quarter.

Management believes that the CombiMatrix group’s cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements through June 30, 2007. The CombiMatrix group may however encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in our Risk Factors on pages 3, 4, 5, 6, 7, 8, 9, 10, 11 and 12 of our pending shelf registration statement on Form S-3 filed with the SEC on April 25, 2006, incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If the CombiMatrix group fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer.

Off-Balance Sheet Arrangements

The CombiMatrix group has not entered into off-balance sheet financing arrangements, other than operating leases. The CombiMatrix group has no significant commitments for capital expenditures in 2006. Other than as set forth below, the CombiMatrix group has no committed lines of credit or other committed funding or long-term debt. The following table lists the CombiMatrix group’s material known future cash commitments as of March 31, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Remaining 2006	2007	2008	2009	2010 and Thereafter

Operating leases (2)	$1,415	$1,937	$1,615	$-	$-
Minimum royalty payments(1)	75	100	100	100	875
Leuchemix equity purchases(3)	1,500	-	-	-	-
Total contractual cash obligations	$2,990	$2,037	$1,715	$100	$875
_________________________
(1)
Refer to Note 10 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.

(2)	Excludes any allocated rent expense in connection with Acacia Research Corporation’s management allocation policies.
(3)	Refer to Note 10 to the CombiMatrix group financial statements for additional information regarding the October 2004 Leuchemix transaction.

Recent Accounting Pronouncements

Refer to Note 5 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

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

ACACIA TECHNOLOGIES GROUP MANAGEMENT’S DISCUSSION AND ANALYSIS
(A Division of Acacia Research Corporation)

You should read this discussion in conjunction with the Acacia Technologies group financial statements and related notes and the Acacia Research Corporation consolidated financial statements and related notes, both included in Part I, Item 1 of this report. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

General

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview,” for a general overview of the Acacia Technologies group’s business.

Although the AR-Acacia Technologies stock is intended to reflect the separate performance of the Acacia Technologies group, rather than the performance of Acacia Research Corporation as a whole, the Acacia Technologies group is not a separate legal entity. Holders of the AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, they continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of Acacia Research Corporation’s businesses, assets and liabilities. The assets Acacia Research Corporation attributes to the Acacia Technologies group could be subject to the liabilities of the CombiMatrix group. Refer to Note 1 to our consolidated financial statements included in Part I, Item 1 of this report for details regarding our separate group presentation and our classes of common stock.

Acacia Technologies Group
(A Division of Acacia Research Corporation)
Comparison of the Results of Operations for the Three Months Ended March 31, 2006 and 2005

Division Net Loss (In thousands)

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Division net loss	$(2,409)	$(1,874)

The changes in net loss were primarily due to operating results and activities as discussed below.

Revenues (In thousands)

	For the Three Months Ended
	March 31, 2006	March 31, 2005

License fees	$4,717	$1,863

License Fees.  License fee revenues recognized fluctuate from period to period based on the following:

•
the dollar amount of agreements executed each period, which is primarily driven by the nature and characteristics of the technology being licensed and the magnitude of infringement associated with a specific licensee;

•	the specific terms and conditions of agreements executed each period and the periods of infringement contemplated by the respective payments;
•	fluctuations in the total number of agreements executed;
•	fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due;
•	the timing of the receipt of periodic license fee payments and/or reports from licensees;
•	fluctuations in the net number of active licensees period to period; and
•	other factors.

Costs incurred in connection with the Acacia Technologies group’s ongoing licensing activities, other than inventor royalties expense and contingent legal fees expense, are included in marketing, general and administrative expenses.

Operating Expense (In thousands)

	For the Three Months Ended
	March 31, 2006	March 31, 2005

Marketing, general and administrative expenses (including non-cash stock compensation charges of $1,048 (2006) and $0 (2005))	$3,537	$1,610
Legal expenses - patents	366	561
Contingent legal fees and royalties expenses - patents	2,271	647
Amortization of patents	1,343	916

Marketing, General and Administrative Expenses. The increase is primarily due to the Acacia Technologies group’s adoption of SFAS No. 123R, effective January 1, 2006, which requires public companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements, as described under “Critical Accounting Estimates.” Non-cash stock compensation charges included in marketing, general and administrative expense for the three months ended March 31, 2006 totaled $1.0 million, as compared to a $0 for the three months ended March 31, 2005.

Excluding the impact of the adoption of SFAS No. 123R, the change in marketing, general and administrative expenses was due primarily to an increase in personnel costs related to the addition of patent licensing and business development personnel for the Acacia Technologies group since the end of the first quarter of 2005 of approximately $443,000, an increase of $118,000 in consulting fees primarily related to three full months of GPH Acquisition related consulting expenses during the three months ended March 31, 2006, as compared to two months during the three months ended March 31, 2005, and an increase in the Acacia Technologies group’s other corporate, general and administrative expenses of $318,000. The net increase in the Acacia Technologies group’s other corporate, general and administrative expenses was comprised of an increase in accounting, tax and legal fees of $235,000, $54,000 of which were incurred in connection with the proposed split-off transaction, an increase in patent research and maintenance expenses related to new and existing patent portfolios of $74,000, and an increase in office rent and other facilities costs of $46,000, which were partially offset by a decrease in other general and administrative expenses of $37,000.

Legal Expense - Patents (Acacia Technologies group only). Patent-related legal expenses include patent-related prosecution and enforcement costs incurred by outside patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis. Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. The Acacia Technologies group currently has 29 ongoing law suits to enforce its patented technologies against a total of 104 defendants. We expect patent-related legal expenses to continue to fluctuate based on the factors summarized above in connection with the Acacia Technologies group’s ongoing patent commercialization and enforcement programs.

Inventor Royalties and Contingent Legal Fees Expense. During the three months ended March 31, 2006 and 2005, the Acacia Technologies group incurred inventor royalties expenses of $1.3 million and $282,000, respectively, and contingent legal fees expenses of $988,000 and $365,000, respectively. The majority of patent and patent rights agreements associated with patent portfolios acquired are subject to agreements with inventors that contain provisions granting to the original patent owners the right to receive inventor royalties based on future net revenues, as defined in the respective agreements and are also subject to contingent legal fee arrangements with outside attorneys engaged on a contingent fee basis. As such, inventor royalties and contingent legal fees expenses in future periods will continue to fluctuate in accordance with the timing and amount of related revenues recognized by the Acacia Technologies group from these patent portfolios.

Amortization of Patents. The increase was due primarily to three full months of patent amortization expense resulting from the January 28, 2005 GPH Acquisition for the three months ended March 31, 2006, as compared to two months of amortization in comparable 2005 period. In addition, amortization expense includes additional charges related to certain of the patent portfolios acquired by the Acacia Technologies group subsequent to March 31, 2005. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize acquired patent related costs over a weighted average remaining economic useful life of approximately 5 years.

Other

Results for the three months ended March 31, 2005, include a $210,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations expired in August 2005.

Inflation

Inflation has not had a significant impact on the Acacia Technologies group in the current or previous periods.

Liquidity and Capital Resources

The Acacia Technologies group’s cash and cash equivalents and short-term investments totaled $37.7 million at March 31, 2006, compared to $39.0 million at December 31, 2005. Working capital at March 31, 2006, was $38.3 million, compared to $38.9 million at December 31, 2005.

The net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2006, and 2005, was comprised of the following (in thousands):

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Net cash provided by (used in):
Operating activities (including discontinued operations of $245 in 2006 and ($288) in 2005)	$(688)	$(1,109)
Investing activities	(4,587)	(1,265)
Financing activities	(30)	19,521
(Decrease) increase in cash and cash equivalents	$(5,305)	$17,147

Cash receipts from licensees for the Acacia Technologies group for the three months ended March 31, 2006, increased to $5.4 million from $1.6 million in the comparable 2005 period. Net cash outflows from operations for the Acacia Technologies group for the three months ended March 31, 2006, increased to $6.1 million from $2.4 million in the comparable 2005 period, due to increases in personnel expenses, corporate, general and administrative expenses, consulting expenses, inventor royalties expense and contingent legal fees expenses, partially offset by a decrease in patent related legal expenses, as described earlier, and the impact of the timing of payments and related accruals.

The change in net cash flows used in investing activities was due to net purchases of available-for-sale investments in connection with ongoing short-term cash management activities. Net cash outflows from investing activities for the three months ended March 31, 2006 also included Acacia Technologies group patent related acquisitions costs totaling $550,000. Net cash outflows from investing activities for the three months ended March 31, 2005 reflects the cash consideration and related acquisition and registration costs paid in connection with the GPH Acquisition.

Net cash flows provided by financing activities during the three months ended March 31, 2005 included net proceeds of approximately $19.5 million from the sale of 3.5 million shares of AR-Acacia Technologies stock in a registered direct offering.

Management believes that the Acacia Technologies group’s cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet the its cash requirements through June 30, 2007. The Acacia Technologies group may however encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in our Risk Factors on pages 3, 4, 12, 13 and 15 of our pending shelf registration statement on Form S-3 filed with the SEC on April 25, 2006, incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If the Acacia Technologies group fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer.

Off-Balance Sheet Arrangements

The Acacia Technologies group has not entered into off-balance sheet financing arrangements, other than operating leases. The Acacia Technologies group has no significant commitments for capital expenditures in 2006. Other than as set forth below, the Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. The following table lists the Acacia Technologies group’s material known future cash commitments as of March 31, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Remaining 2006	2007	2008	2009	2010 and Thereafter

Operating leases (1)	$388	$543	$565	$588	$1,355
Consulting contract (2)	832	99	-	-	-
Total contractual cash obligations	$1,220	$642	$565	$588	$1,355
_____________________
(1)	Excludes any allocated rent expense in connection with Acacia Research Corporation’s management allocation policies.
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

Recent Accounting Pronouncements

Refer to Note 5 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Quantitative and Qualitative Disclosures About Market Risk” for Acacia Research Corporation, the CombiMatrix group and the Acacia Technologies group, in Part I, Item 2., incorporated by reference.

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

Changes in Internal Controls

(b) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2006) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 10 to the Acacia Research Corporation consolidated financial statements, contained in Part I, Item 1 of this report, and hereby incorporated by reference.

Item 1A.  RISK FACTORS

An investment in our stock involves a number of risks. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this quarterly report and in our annual report on Form 10-K for the year ending December 31, 2005, filed with the Securities and Exchange Commission on March 16, 2006. If any of the risks incorporated by reference into this quarterly report or into our annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment. You should carefully review the “Risk Factors” set forth on pages 3 through 22 of our registration statement on Form S-3 filed with the SEC on April 25, 2006, and hereby incorporated by reference.

Item 5. OTHER INFORMATION

Amendment to the Lease Agreement, dated March 14, 2006, by and between The Irvine Company LLC, a Delaware limited liability company, and Acacia Research Corporation, a Delaware Corporation

Acacia Research Corporation leases approximately 12,140 square feet of office space in Newport Beach, California, under a lease agreement that originally expired in February 2007. In February 2006, Acacia Research Corporation executed an amendment to the Newport Beach, California location lease agreement extending the lease term until 2012 and adjusting the basic rent from $43,061 per month to $45,525 per month, effective February 15, 2007. Pursuant to the terms of the amend lease agreement, total minimum lease payments from February 15, 2007 through February 29, 2012 total approximately $2,986,000. The amendment to the Newport Beach, California location lease agreement is included in Part II, Item 6. “Exhibits,” as Exhibit 10.1 below.

Item 6. EXHIBITS

10.1	Amendment to the Lease Agreement, dated March 14, 2006, by and between The Irvine Company LLC, a Delaware limited liability company, and Acacia Research Corporation, a Delaware Corporation
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors incorporated by reference into Part II, Item 1A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By:	/s/ Paul R. Ryan
Paul R. Ryan Chief Executive Officer (Authorized Signatory)

By:	/s/ Clayton J. Haynes
Clayton J. Haynes Chief Financial Officer /Treasurer (Principal Financial Officer)

Date: May 10, 2006

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT

10.1	Amendment to the Lease Agreement, dated March 14, 2006, by and between The Irvine Company LLC, a Delaware limited liability company, and Acacia Research Corporation, a Delaware Corporation
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors incorporated by reference into Part II, Item 1A