Form 10-Q
period 2006-06-30
ACACIA RESEARCH CORP
filed 2006-08-09
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of August 2, 2006, 27,949,920 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of August 2, 2006, 39,816,001 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

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

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$17,045	$20,164
Short-term investments	33,646	39,009
Accounts receivable	4,847	5,332
Prepaid expenses, inventory, and other assets	2,189	2,115

Total current assets	57,727	66,620

Property and equipment, net of accumulated depreciation	2,344	2,484
Patents, net of accumulated amortization	28,526	31,712
Goodwill	17,039	18,980
Other assets	3,049	1,638

	$108,685	$121,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,027	$3,924
Royalties and legal fees payable	2,652	3,758
Current portion of deferred revenues	529	804

Total current liabilities	7,208	8,486

Deferred income taxes	-	2,701
Deferred revenues, net of current portion	1,464	1,439
Other liabilities	1,641	1,464

Total liabilities	10,313	14,090

Commitments and contingencies (Note 10)

Minority interests	-	447

Redeemable stockholders' equity:
Preferred stock
Acacia Research Corporation, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock
Acacia Research - Acacia Technologies stock, par value $0.001 per share; 50,000,000 shares authorized; 27,899,920 and 27,722,242 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	28	28
Acacia Research - CombiMatrix stock, par value $0.001 per share; 50,000,000 shares authorized; 39,336,152 and 38,992,402 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	39	39
Additional paid-in capital	317,716	315,146
Deferred stock compensation	-	(1,400)
Accumulated comprehensive income	(56)	(2)
Accumulated deficit	(219,355)	(206,914)

Total stockholders' equity	98,372	106,897

	$108,685	$121,434

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues:
License fees	$14,371	$2,682	$19,088	$4,545
Government contract	574	1,281	838	2,012
Products	1,158	567	2,082	845
Service contracts	60	9	117	69

Total revenues	16,163	4,539	22,125	7,471

Operating expenses:
Cost of government contract revenues	542	1,209	792	1,900
Cost of product sales	340	190	561	353
Research and development expenses (including non-cash stock compensation expense of $193 and $486 for the three and six months ended June 30, 2006)	2,182	1,415	4,561	2,555
Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,169 and $2,619 for the three and six months ended June 30, 2006 and $15 and ($111) for the three and six months ended June 30, 2005)	6,670	4,276	14,169	8,039
Legal expenses - patents	685	536	1,051	1,097
Inventor royalties and contingent legal fees expense - patents	7,847	1,120	10,118	1,767
Amortization of patents	1,600	1,610	3,217	2,800
Write-off of patent-related intangible asset	297	-	297	-
Legal settlement credits	-	(16)	-	(195)
Loss from equity investments	294	63	533	102

Total operating expenses	20,457	10,403	35,299	18,418

Operating loss	(4,294)	(5,864)	(13,174)	(10,947)

Other income (expense):
Interest and investment income	531	383	1,071	656
Loss on sale of interest in subsidiary	-	-	(84)	-
Warrant gains (charges)	1,490	-	(250)	-

Total other income (expense)	2,021	383	737	656

Loss from continuing operations before income taxes	(2,273)	(5,481)	(12,437)	(10,291)

(Provision) benefit for income taxes	(70)	64	(4)	134

Loss from continuing operations	(2,343)	(5,417)	(12,441)	(10,157)

Discontinued operations:

Estimated loss on disposal of discontinued operations	-	-	-	(210)

Net loss	(2,343)	(5,417)	(12,441)	(10,367)

Unrealized gains (losses) on short-term investments	4	(7)	3	7
Unrealized gains on foreign currency translation	-	14	4	22
Sale of interest in subsidiary's cumulative translation adjustment	-	-	(61)	-

Comprehensive income (loss)	$(2,339)	$(5,410)	$(12,495)	$(10,338)

Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
Income (loss) from continuing operations	$1,099	$(1,760)	$(1,310)	$(3,424)
Basic and diluted income (loss) per share	0.04	(0.06)	(0.05)	(0.13)
Loss from discontinued operations	$-	$-	$-	$(210)
Basic and diluted loss per share	-	-	-	(0.01)
Net income (loss)	$1,099	$(1,760)	$(1,310)	$(3,634)
Basic and diluted income (loss) per share	0.04	(0.06)	(0.05)	(0.14)

Attributable to the CombiMatrix group:
Net loss	$(3,442)	$(3,657)	$(11,131)	$(6,733)
Basic and diluted loss per share	(0.09)	(0.12)	(0.29)	(0.22)

Weighted average shares:
Acacia Research - Acacia Technologies stock:
Basic	27,507,024	27,271,416	27,454,066	25,922,412
Diluted	30,324,732	27,271,416	27,454,066	25,922,412
Acacia Research - CombiMatrix stock:
Basic and diluted	39,018,844	31,200,984	39,005,696	31,200,742

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net loss	$(12,441)	$(10,367)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,720	3,358
Non-cash stock compensation	3,105	(111)
Deferred income taxes	(70)	(140)
Non-cash warrant charges (gains)	250	-
Non-cash legal settlement charges (credits)	-	(195)
Loss on disposal of discontinued operations	-	210
Write-off of patent-related intangible asset	297	-
Loss from equity investments	533	102
Loss on sale of interest in subsidiary	84	-
Other	37	(56)
Changes in assets and liabilities, excluding effect of business acquisition:
Accounts receivable	468	(1,659)
Prepaid expenses, inventory and other assets	(479)	(625)
Accounts payable and accrued expenses	415	(384)
Royalties and legal fees payable	(1,106)	447
Deferred revenues	(198)	129

Net cash used in operating activities from continuing operations	(5,385)	(9,291)
Net cash provided by (used in) operating activities from discontinued operations	222	(433)
Net cash used in operating activities	(5,163)	(9,724)

Cash flows from investing activities:
Purchase of property and equipment	(479)	(512)
Purchase of available-for-sale investments	(12,953)	(38,319)
Sale of available-for-sale investments	18,306	36,282
Business acquisition (Note 7)	(16)	(5,796)
Purchase of additional interests in equity method investee	(1,400)	(600)
Patent acquisition costs	(1,020)	(325)
Sale of interest in subsidiary	(369)	-

Net cash provided by (used in) investing activities	2,069	(9,270)
Net cash used in investing activities from discontinued operations	(353)	-
Net cash provided by (used in) investing activities	1,716	(9,270)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	543	19,753
Prepaid Standby Equity Distribution Agreement commitment fees (Note 6)	(550)	-
Proceeds from the exercise of stock options	335	53

Net cash provided by financing activities	328	19,806

Effect of exchange rate on cash	-	21

(Decrease) increase in cash and cash equivalents	(3,119)	833

Cash and cash equivalents, beginning	20,164	13,910

Cash and cash equivalents, ending	$17,045	$14,743

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

The CombiMatrix group develops proprietary technologies and products and services in the areas of drug development, genetic analysis, nanotechnology research, defense and homeland security markets, and other markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc., (“CMDX”), a wholly owned subsidiary located in Irvine, California, is exploring opportunities for the CombiMatrix group’s arrays in the field of molecular diagnostics. CombiMatrix K.K., a Japanese corporation located in Tokyo, Japan, has existed for the purpose of exploring opportunities for CombiMatrix Corporation’s array system with pharmaceutical and biotechnology companies in the Asian market. In January 2006, CombiMatrix Corporation sold 67% of its ownership interest in CombiMatrix K.K. to a third party. Refer to Note 12.

Acacia Technologies Group

The Acacia Technologies group, a division of Acacia Research Corporation, develops, acquires, licenses and enforces patented technologies. The Acacia Technologies group is primarily comprised of certain of Acacia Research Corporation’s direct and or indirect wholly owned subsidiaries and limited liability companies including:

•	Acacia Global Acquisition Corporation	•	Information Technology Innovation LLC
•	Acacia Media Technologies Corporation	•	InternetAd LLC
•	Acacia Patent Acquisition Corporation	•	IP Innovation LLC
•	Acacia Technologies Services Corporation	•	KY Data Systems LLC
•	AV Technologies LLC	•	Microprocessor Enhancement Corporation
•	Broadcast Data Retrieval Corporation	•	New Medium LLC
•	Broadcast Innovation LLC	•	Peer Communications Corporation
•	Computer Acceleration Corporation	•	Product Activation Corporation
•	Computer Cache Coherency Corporation	•	TechSearch LLC
•	Computer Docking Station Corporation	•	VData LLC
•	Data Encryption Corporation	•	Resource Scheduling Corporation
•	Data Innovation LLC	•	Software Collaboration Corporation
•	Disk Link Corporation	•	Soundview Technologies, Inc.
•	Financial Systems Innovation LLC	•	Spreadsheet Automation Corporation
•	High Resolution Optics Corporation

The Acacia Technologies group also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to Acacia Research Corporation’s intellectual property licensing and enforcement business. Refer to “Business Acquisition” below for information on the Acacia Technologies group’s 2005 business acquisition activity.

The Acacia Technologies group currently controls 46 patent portfolios covering technologies used in a wide variety of industries.

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

Other

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. The transaction is expected to be completed no sooner than the fourth quarter of 2006, subject, however, to determination that there are no significant negative tax consequences to Acacia Research Corporation or it’s shareholders and completing the required filings with the Securities and Exchange Commission, or SEC. We have requested a private letter ruling from the IRS and intend to proceed only after receiving the ruling. If the conditions are met, Acacia Research Corporation will redeem all of the issued and outstanding shares of AR-CombiMatrix common stock for all of the common stock of CombiMatrix Corporation, which will register its common stock under the Securities and Exchange Act of 1934. Following the redemption, CombiMatrix Corporation will apply to list its shares for trading on a national exchange.

Capital Structure. On December 11, 2002, our stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby we created two new classes of common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”), and divided our existing Acacia Research Corporation common stock into shares of the two new classes of common stock. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation’s CombiMatrix group. AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation’s Acacia Technologies group. Although the AR-CombiMatrix stock and the AR-Acacia Technologies stock are intended to reflect the performance of our different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups.

Liquidity and Risks

General. To date, we and our subsidiaries have relied primarily upon selling equity securities and payments from our strategic partners and licensees to generate the funds needed to finance the implementation of our plans of operation for our subsidiaries. Management believes that our cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet our cash requirements through at least September 30, 2007. We may be required to obtain additional financing. There can be no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our businesses may suffer.

The CombiMatrix Group. The CombiMatrix group is deploying new and unproven technologies and continues to develop its commercial products. The CombiMatrix group has several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. Management believes that existing cash and cash equivalents and short-term investments are adequate to fund operations through at least September 30, 2007 (see Note 6 for standby equity distribution agreement entered into in June 2006). However, the ability to meet business objectives is dependent upon the CombiMatrix group’s ability to raise additional financing, substantiate its technology and ultimately to fund itself from continuing operations. There can be no assurance that such funding will be available at acceptable terms or at all. The CombiMatrix group has a history of incurring net losses and net operating cash flow deficits.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Acacia Technologies Group. To date, the Acacia Technologies group has relied upon the receipt of license fee payments from the licensing of the Acacia Technologies group’s patented technologies and the selling of Acacia Research Corporation equity securities to generate the funds needed to finance the operations of the Acacia Technologies group. The Acacia Technologies group began to commercially license its DMT® technology in 2003. The GPH Acquisition provided the Acacia Technologies group with ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. The GPH Acquisition, and other patent acquisitions during 2005 and 2006, continue to expand and diversify the Acacia Technologies group’s future potential revenue generating activities.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2006, and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the entire year.

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

Revision in the Classification of Certain Securities. In connection with the preparation of the 2005 consolidated financial statements, Acacia Research Corporation concluded that it was appropriate to classify its annuity investments as current investments.  Prior to 2005, such investments had been classified as cash and cash equivalents. Accordingly, we have made adjustments to our consolidated statement of cash flows for the six months ended June 30, 2005, to reflect the gross purchases of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported statements of cash flows, and it does not affect our previously reported statements of operations for any period.

As of June 30, 2005, before this revision in classification, $4,896,000 of these current investments were classified as cash and cash equivalents on our consolidated balance sheet.  There were no material purchases or sales of annuity investments during any of the periods presented, as such, the impact of the revision in classification on consolidated cash flows from investing activities was not material for any of the periods presented.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition, SFAS No. 123R requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated forfeiture rate. As such, SFAS No. 123R requires Acacia Research Corporation to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized. Acacia Research Corporation considers several factors in connection with our estimates of pre-vesting forfeitures including types of awards, employee classification, and historical pre-vesting forfeiture data. Estimates of pre-vesting forfeitures must be periodically revised in subsequent periods if actual forfeitures differ from those estimates. To the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised. Prior to the adoption of SFAS No. 123R, Acacia Research Corporation accounted for forfeitures as they occurred under the pro forma disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” All references to stock-based compensation expense in these notes, upon adoption of SFAS No. 123R, refers to stock-based compensation net of estimated forfeitures, as required by SFAS No. 123R.

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the six months ended June 30, 2006 includes: (i) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). The cumulative effect of applying an estimated forfeiture percentage to stock-based payments granted prior to, but not yet vested as of, January 1, 2006 was not material.

Prior to January 1, 2006, Acacia Research Corporation accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Acacia Research Corporation also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Because Acacia Research Corporation previously adopted only the pro forma disclosure provisions of SFAS No. 123, we will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, except that forfeiture rates will be estimated for all awards, as required by SFAS No. 123R. In accordance with the requirements of the modified prospective transition method of adoption of SFAS No. 123R, the financial statement amounts for prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of recognizing compensation cost relating to stock-based awards.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. Expected volatility is based on the separate historical volatility of the market prices of the AR-CombiMatrix stock and AR-Acacia Technologies stock. Volatilities of peer companies were also considered, when applicable, to address the lack of extensive historical volatility data for Acacia Research Corporation’s classes of common stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term assumption was determined in accordance with guidance set forth in SAB 107, which provides a “simplified method” for estimating the expected term for stock options, granted prior to December 31, 2007, that 1) are granted at-the-money, 2) have exercisability conditioned only on completion of a service condition through the vesting date, 3) require that employees who terminate their service prior to vesting must forfeit the options, 4) provide that employees who terminate their service after vesting are granted limited time to exercise their stock options (typically 30-90 days), and 5) are nontransferable and nonhedgeable. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting commencement date and the expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the times from grant until these mid-points for each of the tranches were averaged to provide an overall expected term.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of restricted stock awards is determined by the product of the number of shares granted and the grant date market price of the AR-Acacia Technologies stock or AR-CombiMatrix stock.

The fair value of share-based awards is expensed on a straight-line basis over the requisite service period (generally the vesting period of the award), which is generally two to four years.

The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Risk Free Interest Rate	Term	Volatility	Dividends
For the Three Months Ended June 30, 2006 (1)
AR-CombiMatrix stock	4.92%	6 years	82%	0%
CMDX stock	5.08%	6.25 years	82%	0%

For the Six Months Ended June 30, 2006
AR-CombiMatrix stock	4.37%	5.6 years	82%	0%
AR-Acacia Technologies stock	4.30%	6 years	75%	0%
CMDX stock	5.08%	6.25 years	82%	0%
    ______________________________________________

(1)No AR-Acacia Technologies stock options were granted during the three months ended June 30, 2006.
The following table illustrates the impact of share-based compensation expense on reported amounts (in thousands, except for per share data):

	For the Three Months Ended June 30, 2006		For the Six Months Ended June 30, 2006
		Impact of Stock		Impact of Stock
	As Reported	Based Compensation	As Reported	Based Compensation

Loss from continuing operations before income taxes	$(2,273)	$(1,201)	$(12,437)	$(2,479)
Net loss	(2,343)	(1,201)	(12,441)	(2,479)

Loss per share:
AR-Acacia Technologies stock:
Stock-based compensation	$-	$(685)	$-	$(1,370)
Basic and diluted	$0.04	$(0.02)	$(0.05)	$(0.05)

AR-CombiMatrix stock:
Stock-based compensation	$-	$(516)	$-	$(1,109)
Basic and diluted	$(0.09)	$(0.01)	$(0.29)	$(0.03)

Stock-based compensation expense for the three and six months ended June 30, 2006 and 2005 is included in research and development expenses and marketing, general and administrative expenses, as disclosed in the accompanying consolidated statement of operations and comprehensive income (loss).

Awards granted prior to Acacia Research Corporation’s implementation of SFAS No. 123R were accounted for under the recognition and measurement principles of APB No. 25 and related interpretations. Accordingly, no stock-based employee compensation cost was reflected in net loss in the accompanying unaudited consolidated statements of operations for the three and six months ended June 30, 2005, because all options granted under Acacia Research Corporation’s plans had exercise prices equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net loss and loss per share, if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	AR-Acacia Technologies Stock		AR-Acacia CombiMatrix Stock
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005	June 30, 2005	June 30, 2005

Loss from operations, as reported	$(1,760)	$(3,634)	$(3,657)	$(6,733)
Deduct: Pro forma stock-based compensation fair value method (2)	(620)	(1,218)	(818)	(1,679)
Loss from operations, pro forma	$(2,380)	$(4,852)	$(4,475)	$(8,412)
Basic earnings (loss) per share from operations, as reported	$(0.06)	$(0.14)	$(0.12)	$(0.22)
Basic earnings (loss) per share from operations, pro forma	$(0.09)	$(0.19)	$(0.14)	$(0.27)
Diluted earnings (loss) per share from operations, as reported	$(0.06)	$(0.14)	$(0.12)	$(0.22)
Diluted earnings (loss) per share from operations, pro forma	$(0.09)	$(0.19)	$(0.14)	$(0.27)

Weighted Average Assumptions used (1):
Risk free interest rate	3.90%	3.71%	3.83%	3.82%
Volatility	94%	94%	88%	88%
Expected term	5 years	5 years	5 years	5 years
___________________________
(1)	The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value calculations assume no expected dividends.
(2)
The previously reported 2005 pro forma income (loss) from operations and related pro forma earnings (loss) per share amounts have been revised for a computational error in the amortization of stock compensation expense and to reflect amounts with a 0% effective tax rate due to the full valuation allowance recoded by the company for all periods presented and to exclude stock compensation expense related to non-employees.

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

3. EARNINGS PER SHARE

Earnings Per Share. Basic earnings per share for each class of common stock is computed by dividing the income or loss allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock. Diluted earnings per share is computed by dividing the income allocated to each class of common stock by the weighted average number of outstanding shares of that class of common stock including the dilutive effect of potential common shares, computed using the treasury method. Potential common shares primarily consist of employee stock options and unvested restricted stock grants.

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

Weighted average share information for the periods presented was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Acacia Research - Acacia Technologies stock

Basic weighted average number of common shares outstanding	27,507,024	27,271,416	27,454,066	25,922,412
Effect of dilutive stock options and restricted stock awards	2,817,708	-	-	-
Diluted weighted average number of common shares outstanding	30,324,732	27,271,416	27,454,066	25,922,412
Outstanding stock options and restricted stock excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	1,831,746	5,918,443	6,533,008	5,918,443

Acacia Research - CombiMatrix stock

Basic and diluted weighted average number of common shares outstanding	39,018,844	31,200,984	39,005,696	31,200,742
All outstanding stock options excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	6,861,499	6,951,209	6,861,499	6,951,209

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Outstanding stock options under the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan, as disclosed at Note 9, have also been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

4. GOODWILL AND INTANGIBLES

The Acacia Technologies group had $121,000 of goodwill at June 30, 2006, and December 31, 2005. The CombiMatrix group had $16,918,000 and $18,859,000 of goodwill at June 30, 2006, and December 31, 2005, respectively.

Acacia Research Corporation’s identifiable intangible assets at June 30, 2006, and December 31, 2005, are comprised of patents and patent rights. The gross carrying amounts and accumulated amortization as of June 30, 2006, and December 31, 2005, related to patents and patent rights, by segment, are as follows (in thousands):

	Acacia Technologies Group		CombiMatrix Group		Consolidated
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005	2006	2005

Gross carrying amount - patents	$30,307	$30,392	$12,095	$12,095	$42,402	$42,487
Accumulated amortization	(9,159)	(6,606)	(4,717)	(4,169)	(13,876)	(10,775)
Patents, net	$21,148	$23,786	$7,378	$7,926	$28,526	$31,712

The Acacia Technologies group and the CombiMatrix group’s patents have remaining estimated economic useful lives up to 2013 and 2020, respectively. The weighted average remaining estimated economic useful life of the Acacia Technologies group’s patents is 5 years. The weighted average remaining estimated economic useful life of the CombiMatrix group’s patents is 9 years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2010 is estimated to be $5,272,000 in 2006, $5,235,000 in 2007, $3,912,000 in 2008, $3,461,000 in 2009 and $3,270,000 in 2010 for the Acacia Technologies group and $1,095,000 per year for the CombiMatrix group. At June 30, 2006, and December 31, 2005, all of our acquired intangible assets other than goodwill were subject to amortization.

For the six months ended June 30, 2006, the Acacia Technologies group incurred patent acquisition costs totaling $1,020,000 in connection with the acquisition of the rights to several additional patent portfolios. The acquired patents and patent rights have estimated economic useful lives ranging from five to seven years. Refer to Note 7 for additions to patent related intangibles during the six months ended June 30, 2005.

During the three months ended June 30, 2006, the Acacia Technologies group recorded a non-cash charge of $297,000, related to the write-off of a patent-related intangible asset. We review long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. During the second quarter of 2006, pursuant to the terms of the respective license agreement, management elected to terminate its rights to exclusively license and enforce the patent, resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of June 30, 2006.

As of March 31, 2006, the CombiMatrix group reduced its goodwill and deferred tax liability balances by $1,941,000 which were initially recorded in fiscal 2000, to properly reflect the reduction in its income tax valuation allowance after consideration of the deferred tax liability. As of March 31, 2006, the Acacia Technologies group reduced its patents and deferred tax liability by $691,000, which were initially recorded in fiscal 2002, to properly reflect the reduction in its income tax valuation allowance after consideration of the deferred tax liability.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our consolidated and separate operating group financial statements.

6.  EQUITY FINANCING

On June 14, 2006, Acacia Research Corporation entered into a standby equity distribution agreement (the “SEDA”) with Cornell Capital Partners, LP (“Cornell”). Under the terms of the SEDA, Acacia Research Corporation can require Cornell to purchase up to $50.0 million of AR-CombiMatrix common stock, or up to 13,024,924 shares, over a two-year period following the effective date of the SEDA. Such shares will be in the form of registered securities drawn from Acacia Research Corporation’s current shelf registration statement. All proceeds from each advance will be contributed to the CombiMatrix group. Acacia Research Corporation can request advances under the SEDA in up to $5.0 million increments. At the closing of each advance, which will take place six days after the initial notification to Cornell, Acacia Research Corporation will issue to Cornell a number of shares of AR-CombiMatrix common stock equal to the amount of the advance divided by the lowest daily volume weighted average price (“VWAP”) of AR-CombiMatrix common stock during the five trading days following the advance notice to Cornell, which will purchase the shares at 97.5% of the VWAP. Management can also specify a floor price whereby shares that trade below this price during the five-day trading period will be excluded from determining the VWAP. At each closing, Acacia Research Corporation will pay an underwriting fee of 4% of the gross amount of each advance on the first $20.0 million and 5% of the gross proceeds of each advance on the remaining $30.0 million of the SEDA to Cornell. Acacia Research Corporation is not obligated to request any advances under the agreement and will not pay any additional fees to Cornell so long as no advances are requested. The SEDA is also cancelable by Acacia Research Corporation at any time, without penalty. Acacia Research Corporation may not request advances if the shares to be issued in connection with such advances would result in Cornell owning more than 9.9% of the outstanding AR-CombiMatrix common stock. A total of 13,024,924 shares of AR-CombiMatrix common stock are authorized to be issued under the SEDA.

Upon closing of the SEDA, the CombiMatrix group paid Cornell a one-time commitment fee of $550,000 and an additional $20,000 in due diligence and other closing-related costs. The $550,000 fee was recorded as a long-term asset and will be amortized against future advances as costs of equity issuances. On June 23 2006, Cornell purchased 343,750 shares of AR-CombiMatrix common stock at $1.60 per share, based on the fair value of AR-CombiMatrix stock on June 12, 2006. The shares of AR-CombiMatrix stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. As of July 26, 2006, Acacia Research Corporation had completed one advance under the SEDA, selling a total of 429,849 shares of AR-CombiMatrix common stock for gross proceeds of approximately $500,000, resulting in net proceeds attributed to the CombiMatrix group of approximately $480,000. As of June 30, 2006, $49,450,000, or up to 12,681,174 shares of AR-CombiMatrix common stock are available under the SEDA.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The following table summarizes the total purchase consideration and the allocation of the consideration paid to the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Consideration:
Cash paid	$5,000
Fair value of AR-Acacia Technologies stock issued (1)	19,293
Acquisition and registration costs	812
Total purchase consideration	$25,105

Purchase Price Allocation:
Estimated fair value of net tangible assets acquired at January 28, 2005	$(26)
Intangible assets acquired - patents and patent rights(1)	25,131
Total	$25,105
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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Amounts attributable to patents and patent rights acquired are amortized using the straight-line method over the estimated economic useful lives of the underlying patents which range from two to seven years. At the date of acquisition, the estimated weighted average useful life of amortizable patent related intangibles acquired was approximately 6 years.

In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC who, as a result of the acquisition transaction, is also a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the three and six months ended June 30, 2006 include $271,000 and $544,000, respectively, in expenses related to the consulting agreement. Marketing, general and administrative expenses for the three and six months ended June 30, 2005 include $271,000 and $466,000, respectively, in expenses related to the consulting agreement. Consulting services to be performed consist primarily of consultation on intellectual property matters associated with the patents and patent rights acquired in the transaction. The consulting fees are being expensed in the consolidated statement of operations as the consulting services are rendered during the two-year term of the consulting agreement. Acacia Global Acquisition Corporation may terminate the consulting agreement for cause as provided for in the agreement. The consulting agreement also contains certain automatic termination provisions, including; the failure by Acacia Global Acquisition Corporation to make timely consulting payments in accordance with the agreement; a significant decrease in working capital of Acacia Research Corporation, as defined in the agreement; material breach of the agreement by Acacia Global Acquisition Corporation; and the death of the consultant. Any occurrence of these conditions may require the payment of all remaining consulting fees outstanding under the agreement within thirty days of the occurrence of the termination event. Acacia Research Corporation also executed an agreement guaranteeing Acacia Global Acquisition Corporation’s performance of its obligations under the consulting agreement.

The acquisition was treated for tax purposes as a taxable asset acquisition and, as such, Acacia Research Corporation did not record any book/tax basis differences and thus, no deferred income taxes were recorded in connection with the application of the purchase method of accounting. Differences between the book and tax amortization period for amounts allocated to patented related intangibles give rise to deferred tax assets.

8. COMMON STOCK PURCHASE WARRANT LIABILITY

Acacia Research Corporation’s classes of common stock are subject to certain redemption provisions in the event that Acacia Research Corporation sells, transfers, assigns or otherwise disposes of, in one transaction or a series of related transactions, all or substantially all of the properties and assets attributed to either group.

Acacia Research Corporation adopted FASB Staff Position No. 150-5 (“FSP No. 150-5”), effective July 1, 2005, which requires that warrants for shares that are redeemable be classified as liabilities, based on the fair values of the warrants, which are required to be marked to market at each balance sheet date. The fair value of contingently redeemable AR-CombiMatrix stock purchase warrants outstanding at June 30, 2006 and December 31, 2005 was $1,631,000 and $1,381,000, respectively. Net warrant gains (charges) for the three and six months ended June 30, 2006, reflected in other income (expense), related to changes in the fair value of the warrant liability totaled $1,490,000 and ($250,000), respectively.

The fair value of AR-CombiMatrix stock purchase warrants was determined using the Black-Scholes option-pricing model, assuming weighted average risk free interest rates over the remaining term of the warrants of approximately 4.35% in December 2005 and 5.16% (two-year) and 5.10% (four year) in June 2006, volatility over the remaining term of the warrants of 84% in December 2005 and 77% and 82% in June 2006, and remaining terms of two to four years.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Acacia Research Corporation’s compensation committee administers the discretionary option grant and stock issuance programs. This committee determines which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding. The exercise price of options is generally equal to the fair market value of the AR-CombiMatrix stock or AR-Acacia Technologies stock on the date of grant. Options generally begin to be exercisable six months to one year after grant and generally expire ten years after grant. Stock options generally vest over three to four years and restricted shares generally vest in full after two years (represents the requisite service period under SFAS No. 123R).

The authorized number of shares of common stock subject to the AR-Acacia Technologies Group Plan is 7,208,000 shares. The authorized number of shares of common stock subject to the AR-CombiMatrix Group Plan is 10,910,000 shares. The number of shares of common stock available for issuance under the AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan automatically increases on the first trading day of January each calendar year during the term of the Plan by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 500,000 shares for the AR-Acacia Technologies Group Plan and 600,000 shares for the AR-CombiMatrix Group Plan. The aggregate number of shares of common stock available for issuance under either Plan shall not exceed 20,000,000 shares. At June 30, 2006, shares available for grant are 105,510 and 2,734,930 under the AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan, respectively.  The AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan do not segregate the number of securities remaining available for future issuance among stock options and other awards. The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. Upon the exercise of stock options or the granting of restricted stock, it is Acacia Research Corporation’s policy to issue new shares of the respective class of common stock.

A summary of option activity under our stock option plans for the six months ended June 30, 2006 is as follows:

AR-CombiMatrix Stock:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	6,925,000	$6.82
Granted	88,000	$1.46
Exercised	-	-
Forfeited	(63,000)	$3.45
Expired	(89,000)	$7.13
Outstanding at June 30, 2006	6,861,000	$6.78	6 years	$29,000
Vested and Exercisable at June 30, 2006	6,032,000	$7.21	5.6 years	$10,000

The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2006 was $1.49 and $1.03, respectively, and during the three and six months ended June, 30, 2005 was $2.09 and $2.14, respectively. No AR-CombiMatrix options were exercised during the three and six months ended June 30, 2006. The total intrinsic value of options exercised during the three and six months ended June 30, 2005 was not material. The fair value of options vested during the three and six months ended June 30, 2006 was $527,000 and $1,664,000, respectively, and during the three and six months ended June 30, 2005 was $698,000 and $1,641,000, respectively. As of June 30, 2006, the total unrecognized compensation expense related to nonvested stock option awards was $1,843,000, which is expected to be recognized over a weighted average term of approximately 1.3 years.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AR-Acacia Technologies Stock:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	5,977,000	$7.64
Granted	465,000	$7.75
Exercised	(151,000)	$2.22
Forfeited	(93,000)	$6.11
Outstanding at June 30, 2006	6,198,000	$7.81	6 years	$44,732,000
Vested and Exercisable at June 30, 2006	4,706,000	$8.47	5.4 years	$32,249,000

The weighted average grant date fair value of stock options granted during the six months ended June 30, 2006 was $5.35 (no AR-Acacia Technologies stock options were granted during the three months ended June 30, 2006) and for the three and six months ended June, 30, 2005 was $3.83 and $4.12, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $1,353,000 and $1,397,000, respectively, and during the three and six months ended June 30, 2005 was $16,000 and $90,000, respectively. The fair value of options vested during the three and six months ended June 30, 2006 was $854,000 and $1,875,000, respectively, and during the three and six months ended June 30, 2005 was $479,000 and $757,000, respectively. As of June 30, 2006, the total unrecognized compensation expense related to nonvested stock option awards was $4,159,000, which is expected to be recognized over a weighted average term of approximately 2.3 years.

A summary of the status of AR-Acacia Technologies nonvested restricted shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is as follows:

AR-Acacia Technologies Stock:	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested restricted stock at December 31, 2005	338,000	$5.07
Granted	50,000	$8.33
Vested	(30,000)	$7.16
Forfeited	(23,000)	$6.75
Nonvested restricted stock at June 30, 2006	335,000	$5.26

As of June 30, 2006, the total unrecognized compensation expense related to nonvested restricted stock awards was $1,035,000, which is expected to be recognized over a weighted average period of approximately 1.3 years. The total fair value of shares vested during the three and six months ended June 30, 2006 was $0 and $215,000, respectively. There are no restricted share grants outstanding under the AR-CombiMatrix Group Plan.

At June 30, 2006, Acacia Research Corporation and its separate operating groups continue to record a full valuation allowance against its deferred tax assets due to management’s determination that the criteria for recognition have not been met. As such, the implementation and subsequent accounting for stock based awards under SFAS No. 123R did not have an impact on Acacia Research Corporation’s or the separate group’s deferred taxes or related tax provisions for the periods presented.

CombiMatrix Molecular Diagnostics 2005 Stock Award Plan

CombiMatrix Corporation’s wholly owned subsidiary, CMDX, executed the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan (the "CMDX Plan") with plan provisions and terms similar to that of the AR-CombiMatrix Group Plan, as described above. The authorized number of shares of common stock subject to the CMDX Plan is 4,000,000 shares. At June 30, 2006, shares available for grant under the CMDX Plan are 2,038,000. A summary of option activity under CMDX Plan for the six months ended June 30, 2006 is as follows:

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CMDX Stock:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,692,000	$0.10
Granted	810,000	$0.50
Exercised	-	-
Forfeited	(540,000)	$0.10
Outstanding at June 30, 2006	1,962,000	$0.27	9.5 years	$454,000
Vested and Exercisable at June 30, 2006	120,000	$0.11	9 years	$47,000

The weighted average grant date fair value of stock options granted during the three and six months ended June 30, 2006 was $0.37, and during the three and six months ended June, 30, 2005 was $0.07. As of June 30, 2006, the total unrecognized compensation expense related to nonvested stock option awards was $246,000 which is expected to be recognized over a weighted average term of approximately 3 years. Total stock compensation expense recognized and the fair value of options vested for the three and six months ended June 30, 2006 were not material.

10. COMMITMENTS AND CONTINGENCIES

Collaborative and Research Agreements

On February 8, 2006, the CombiMatrix group executed a one-year, $2.1 million contract with the Department of Defense (“DoD”) to further the development of the CombiMatrix group's array technology for the detection of biological and chemical threat agents. Under the terms of the CombiMatrix group’s one-year contract with the DoD, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $2.1 million. The CombiMatrix group expects to incur approximately $991,000 in research and development costs for the remainder of 2006 to complete its obligations to the DoD under this contract. As of June 30, 2006, the biological threat detection contract with the DoD was approximately 38% complete. In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the DoD to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents. The two-year $5.9 million contract was completed in December 2005.

In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. (“Leuchemix”), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly over the two-year period commencing with the fourth quarter of 2004. In accordance with the terms of the purchase agreement, the CombiMatrix group made an additional $750,000 investment in Leuchemix during the three months ended June 30, 2006, resulting in an ownership interest of approximately 29% as of June 30, 2006. The CombiMatrix group will make a final contractual investment in Leuchemix of $750,000 in the third quarter of 2006 in accordance with the terms of the agreement. The CombiMatrix group’s investment is being accounted for under the equity method.

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

On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the six months ended June 30, 2005, the CombiMatrix group recorded a net non-cash credit totaling $195,000 in connection with certain anti-dilution provisions of the settlement agreement. The related liability reflected management’s estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date pursuant to the anti-dilution terms of the agreement. The liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and was reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expired in September 2005 and thus, there is no liability recorded as of September 30, 2005, or in any future periods, and there were no charges or credits recognized during the three and six months ending June 30, 2006.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In addition to other terms of the settlement agreement, CombiMatrix Corporation is also required to make quarterly payments to Nanogen, Inc. equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalties recognized under the agreement during the six months ended June 30, 2006, and 2005, were $161,000 and $53,000, respectively.

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

In connection with the Acacia Technologies group’s licensing and enforcement activities, the Acacia Technologies group may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law. These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained by the Acacia Technologies group. In instances where the Acacia Technologies group does not recover license fees from potential infringers, no contingent legal fees are paid; however, the Acacia Technologies group is generally liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.

Guarantees and Indemnifications

Acacia Research Corporation has made guarantees and indemnities under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases Acacia Research Corporation has indemnified its lessors for certain claims arising from the facility or the lease. Acacia Research Corporation indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, Acacia Research Corporation has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations. The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments Acacia Research Corporation could be obligated to make. To date, we have made no payments related to these guarantees and indemnities. Acacia Research Corporation estimates the fair value of its indemnification obligations as insignificant based on this history and has therefore, not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

11. DISCONTINUED OPERATIONS

Results for the six months ended June 30, 2005, include a $210,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which were guaranteed by Acacia Research Corporation, expired in August 2005. At June 30, 2006, assets consisted of cash and cash equivalents. At December 31, 2005, assets consisted of cash and cash equivalents and lease deposits. At June 30, 2006, liabilities related to miscellaneous accounts payable. At December 31, 2005, liabilities related primarily to miscellaneous payables and accrued lease termination costs. In April 2006, a final distribution to Soundbreak.com’s minority shareholders was paid totaling $353,000. Refer to Note 13 for additional information on assets and liabilities related to discontinued operations for the periods presented.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. SALE OF INTEREST IN SUBSIDIARY

In January 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship included the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio assumed all operational and financial responsibilities of CombiMatrix K.K. The net loss on the sale of 67% of the voting interest in CombiMatrix K.K. recorded in the statement of operations in the first quarter of 2006 was $84,000. CombiMatrix Corporation continues to own a 33% interest in CombiMatrix K.K. Subsequent to the sale, the CombiMatrix group’s investment in CombiMatrix K.K. was accounted for under the equity method. The deconsolidation of CombiMatrix K.K. did not have a material impact on the consolidated balance sheets as of June 30, 2006.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Balance Sheets
(In thousands)
(Unaudited)

	At June 30, 2006				At December 31, 2005
	Acacia				Acacia
	Technologies	CombiMatrix			Technologies	CombiMatrix
	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$16,115	$930	$-	$17,045	$14,498	$5,666	$-	$20,164
Short-term investments	24,600	9,046	-	33,646	24,462	14,547	-	39,009
Accounts receivable	3,725	1,122	-	4,847	4,421	911	-	5,332
Prepaid expenses, inventory and other assets	1,385	804	-	2,189	1,406	709	-	2,115

Total current assets	45,825	11,902	-	57,727	44,787	21,833	-	66,620

Property and equipment, net of accumulated depreciation	116	2,228	-	2,344	121	2,363	-	2,484
Patents, net of accumulated amortization	21,148	7,378	-	28,526	23,786	7,926	-	31,712
Goodwill	121	16,918	-	17,039	121	18,859	-	18,980
Other assets	79	2,970	-	3,049	78	1,560	-	1,638
	$67,289	$41,396	$-	$108,685	$68,893	$52,541	$-	$121,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,537	$2,490	$-	$4,027	$1,441	$2,483	$-	$3,924
Royalties and legal fees payable	2,652	-	-	2,652	3,758	-	-	3,758
Current portion of deferred revenues	432	97	-	529	639	165	-	804

Total current liabilities	4,621	2,587	-	7,208	5,838	2,648	-	8,486

Deferred income taxes	-	-	-	-	726	1,975	-	2,701
Deferred revenues, net of current portion	-	1,464	-	1,464	-	1,439	-	1,439
Other liabilities	10	1,631	-	1,641	83	1,381	-	1,464
Total liabilities	4,631	5,682	-	10,313	6,647	7,443	-	14,090
Minority interests	-	-	-	-	443	4	-	447

Redeemable stockholders' equity:
AR - Acacia Technologies stock	62,658	-	-	62,658	61,803	-	-	61,803
AR - CombiMatrix stock	-	35,714	-	35,714	-	45,094	-	45,094
Total stockholders' equity	62,658	35,714	-	98,372	61,803	45,094	-	106,897
	$67,289	$41,396	$-	$108,685	$68,893	$52,541	$-	$121,434

___________________________________________
NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to Soundbreak.com. Total assets related to discontinued operations totaled $38,000 and $741,000 at June 30, 2006, and December 31, 2005, respectively. Total liabilities related to discontinued operations totaled $45,000 and $144,000 at June 30, 2006, and December 31, 2005, respectively.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Statements of Operations
(In thousands)
(Unaudited)

For the Three Months Ended June 30, 2006	For the Six Months Ended June 30, 2006
	Acacia			Acacia
	Technologies	CombiMatrix		Technologies	CombiMatrix
	Group	Group	Consolidated	Group	Group	Consolidated
Revenues:
Government contract	$-	$574	$574	$-	$838	$838
License fees	14,371	-	14,371	19,088	-	19,088
Products and service contracts	-	1,218	1,218	-	2,199	2,199
Total revenues	14,371	1,792	16,163	19,088	3,037	22,125

Operating expenses:
Cost of government contract revenues	-	542	542	-	792	792
Cost of product sales	-	340	340	-	561	561
Research and development expenses (including non-cash stock compensation expense)	-	2,182	2,182	-	4,561	4,561
Marketing, general and administrative expenses (including non-cash stock compensation expense)	3,441	3,229	6,670	6,978	7,191	14,169
Legal expenses - patents	685	-	685	1,051	-	1,051
Inventor royalties and contingent legal fees expense - patents	7,847	-	7,847	10,118	-	10,118
Amortization of patents	1,326	274	1,600	2,669	548	3,217
Write-off of patent-related intangible asset	297	-	297	297	-	297
Loss from equity investments	-	294	294	-	533	533
Total operating expenses	13,596	6,861	20,457	21,113	14,186	35,299
Operating income (loss)	775	(5,069)	(4,294)	(2,025)	(11,149)	(13,174)

Other income (expense):
Interest and investment income	394	137	531	753	318	1,071
Loss on sale of interest in subsidiary	-	-	-	-	(84)	(84)
Warrant gains (charges)	-	1,490	1,490	-	(250)	(250)
Total other income (expense)	394	1,627	2,021	753	(16)	737

Income (loss) from operations before income taxes	1,169	(3,442)	(2,273)	(1,272)	(11,165)	(12,437)
(Provision) benefit for income taxes	(70)	-	(70)	(38)	34	(4)
Net income (loss)	$1,099	$(3,442)	$(2,343)	$(1,310)	$(11,131)	$(12,441)

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Statements of Operations
(In thousands)
(Unaudited)

	For the Three Months Ended June 30, 2005			For the Six Months Ended June 30, 2005
	Acacia			Acacia
	Technologies	CombiMatrix		Technologies	CombiMatrix
	Group	Group	Consolidated	Group	Group	Consolidated
Revenues:
Government contract	$-	$1,281	$1,281	$-	$2,012	$2,012
License fees	2,682	-	2,682	4,545	-	4,545
Products and service contracts	-	576	576	-	914	914
Total revenues	2,682	1,857	4,539	4,545	2,926	7,471

Operating expenses:
Cost of government contract revenues	-	1,209	1,209	-	1,900	1,900
Cost of product sales	-	190	190	-	353	353
Research and development expenses (including non-cash stock compensation expense)	-	1,415	1,415	-	2,555	2,555
Marketing, general and administrative expenses (including non-cash stock compensation expense)	1,759	2,517	4,276	3,369	4,670	8,039
Legal expenses - patents	536	-	536	1,097	-	1,097
Inventor royalties and contingent legal fees expense - patents	1,120	-	1,120	1,767	-	1,767
Amortization of patents	1,336	274	1,610	2,252	548	2,800
Legal settlement credits	-	(16)	(16)	-	(195)	(195)
Loss from equity investments	-	63	63	-	102	102
Total operating expenses	4,751	5,652	10,403	8,485	9,933	18,418
Operating loss	(2,069)	(3,795)	(5,864)	(3,940)	(7,007)	(10,947)

Other income:
Interest and investment income	279	104	383	450	206	656
Total other income	279	104	383	450	206	656
Loss from continuing operations before income taxes	(1,790)	(3,691)	(5,481)	(3,490)	(6,801)	(10,291)
Benefit for income taxes	30	34	64	66	68	134
Loss from continuing operations	(1,760)	(3,657)	(5,417)	(3,424)	(6,733)	(10,157)
Discontinued operations:
Estimated loss on disposal of discontinued operations	-	-	-	(210)	-	(210)
Net loss	$(1,760)	$(3,657)	$(5,417)	$(3,634)	$(6,733)	$(10,367)

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Statements of Cash Flows
(In thousands)
(Unaudited)

	For The Six Months Ended June 30, 2006				For The Six Months Ended June 30, 2005
	Acacia				Acacia
	Technologies	CombiMatrix			Technologies	CombiMatrix
	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(1,310)	$(11,131)	$-	$(12,441)	$(3,634)	$(6,733)	$-	$(10,367)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,704	1,016	-	3,720	2,279	1,079	-	3,358
Non-cash stock compensation	1,937	1,168	-	3,105	-	(111)	-	(111)
Deferred income taxes	(36)	(34)	-	(70)	(71)	(69)	-	(140)
Non-cash warrant charges (gains)	-	250	-	250	-	-	-	-
Non-cash legal settlement charges (credits)	-	-	-	-	-	(195)	-	(195)
Loss on disposal of discontinued operations	-	-	-	-	210	-	-	210
Write-off of patent-related intangible asset	297	-	-	297	-	-	-	-
Loss from equity investments	-	533	-	533	-	102	-	102
Loss on sale of interest in subsidiary	-	84	-	84	-	-	-	-
Other	(87)	124	-	37	-	(56)	-	(56)
Changes in assets and liabilities, excluding effect of business acquisition:
Accounts receivable	696	(228)	-	468	(457)	(1,202)	-	(1,659)
Prepaid expenses, inventory and other assets	(346)	(133)	-	(479)	(387)	(206)	(32)	(625)
Accounts payable and accrued expenses	175	240	-	415	(869)	453	32	(384)
Royalties and legal fees payable	(1,106)	-	-	(1,106)	447	-	-	447
Deferred revenues	(207)	9	-	(198)	153	(24)	-	129

Net cash provided by (used in) operating activities from continuing operations	2,717	(8,102)	-	(5,385)	(2,329)	(6,962)	-	(9,291)
Net cash provided by (used in) operating activities from discontinued operations	222	-	-	222	(433)	-	-	(433)
Net cash provided by (used in) operating activities	2,939	(8,102)	-	(5,163)	(2,762)	(6,962)	-	(9,724)

Cash flows from investing activities:
Purchase of property and equipment	(29)	(450)	-	(479)	(59)	(453)	-	(512)
Purchase of available-for-sale investments	(11,932)	(1,021)	-	(12,953)	(26,367)	(11,952)	-	(38,319)
Sale of available-for-sale investments	11,786	6,520	-	18,306	12,150	24,132	-	36,282
Business acquisition	(16)	-	-	(16)	(5,796)	-	-	(5,796)
Purchase of additional interests in equity method investee	-	(1,400)	-	(1,400)	-	(600)	-	(600)
Patent acquisition costs	(1,020)	-	-	(1,020)	(325)	-	-	(325)
Sale of interest in subsidiary	-	(369)	-	(369)	-	-	-	-

Net cash provided by (used in) investing activities	(1,211)	3,280	-	2,069	(20,397)	11,127	-	(9,270)
Net cash used in investing activities from discontinued operations	(353)	-	-	(353)	-	-	-	-
Net cash provided by (used in) investing activities	(1,564)	3,280	-	1,716	(20,397)	11,127	-	(9,270)

Cash flows from financing activities:
Net cash attributed to the Acacia Technologies group	242	-	-	242	19,479	-	-	19,479
Net cash attributed to the CombiMatrix group	-	86	-	86	-	327	-	327

Net cash provided by financing activities	242	86	-	328	19,479	327	-	19,806

Effect of exchange rate on cash	-	-	-	-	-	21	-	21

Increase (decrease) in cash and cash equivalents	1,617	(4,736)	-	(3,119)	(3,680)	4,513	-	833

Cash and cash equivalents, beginning	14,498	5,666	-	20,164	10,925	2,985	-	13,910

Cash and cash equivalents, ending	$16,115	$930	$-	$17,045	$7,245	$7,498	$-	$14,743

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$930	$5,666
Available-for-sale investments	9,046	14,547
Accounts receivable	1,122	911
Inventory, prepaid expenses and other assets	804	709

Total current assets	11,902	21,833

Property and equipment, net of accumulated depreciation	2,228	2,363
Patents, net of accumulated amortization	7,378	7,926
Goodwill	16,918	18,859
Other assets	2,970	1,560

	$41,396	$52,541

LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
Accounts payable and accrued expenses	$2,490	$2,483
Current portion of deferred revenues	97	165

Total current liabilities	2,587	2,648

Deferred income taxes	-	1,975
Deferred revenues, net of current portion	1,464	1,439
Other liabilities	1,631	1,381

Total liabilities	5,682	7,443

Minority interests	-	4

Commitments and contingencies (Note 6)

Allocated net worth:

Funds allocated by Acacia Research Corporation	171,474	169,723

Accumulated net losses	(135,760)	(124,629)

Total allocated net worth	35,714	45,094

	$41,396	$52,541

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues:
Government contract	$574	$1,281	$838	$2,012
Products	1,158	567	2,082	845
Service contracts	60	9	117	69

Total revenues	1,792	1,857	3,037	2,926

Operating expenses:
Cost of government contract revenues	542	1,209	792	1,900
Cost of product sales	340	190	561	353
Research and development expenses (including non-cash stock compensation expense of $193 and $486 for the three and six months ended June 30, 2006)	2,182	1,415	4,561	2,555
Marketing, general and administrative expenses (including non-cash stock compensation expense of $280 and $682 for the three and six months ended June 30, 2006 and $15 and ($111) for the three and six months ended June 30, 2005)	3,229	2,517	7,191	4,670
Amortization of patents	274	274	548	548
Legal settlement credits	-	(16)	-	(195)
Loss from equity investments	294	63	533	102

Total operating expenses	6,861	5,652	14,186	9,933

Operating loss	(5,069)	(3,795)	(11,149)	(7,007)

Other income (expense):
Interest and investment income	137	104	318	206
Loss on sale of interest in subsidiary	-	-	(84)	-
Warrant gains (charges)	1,490	-	(250)	-

Total other income (expense)	1,627	104	(16)	206

Loss from operations before income taxes	(3,442)	(3,691)	(11,165)	(6,801)

Benefit for income taxes	-	34	34	68

Division net loss	$(3,442)	$(3,657)	$(11,131)	$(6,733)

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Division net loss	$(11,131)	$(6,733)
Adjustments to reconcile division net loss to net cash used in operating activities:
Depreciation and amortization	1,016	1,079
Non-cash stock compensation	1,168	(111)
Deferred income taxes	(34)	(69)
Non-cash warrant charges (gains)	250	-
Non-cash legal settlement charges (credits)	-	(195)
Loss from equity investments	533	102
Loss on sale of interest in subsidiary	84	-
Other	124	(56)
Changes in assets and liabilities:
Accounts receivable	(228)	(1,202)
Inventory, prepaid expenses and other assets	(133)	(206)
Accounts payable and accrued expenses	240	453
Deferred revenues	9	(24)

Net cash used in operating activities	(8,102)	(6,962)

Cash flows from investing activities:
Purchase of property and equipment	(450)	(453)
Purchase of available-for-sale investments	(1,021)	(11,952)
Sale of available-for-sale investments	6,520	24,132
Purchase of additional interests in equity method investee	(1,400)	(600)
Sale of interest in subsidiary	(369)	-

Net cash provided by investing activities	3,280	11,127

Cash flows from financing activities:
Net cash flows attributed to the CombiMatrix group	86	327

Effect of exchange rate on cash	-	21

(Decrease) increase in cash and cash equivalents	(4,736)	4,513

Cash and cash equivalents, beginning	5,666	2,985

Cash and cash equivalents, ending	$930	$7,498

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

The CombiMatrix group develops proprietary technologies and products and services in the areas of drug development, genetic analysis, nanotechnology research, defense and homeland security markets, and other markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc., a wholly owned subsidiary located in Irvine, California, is exploring opportunities for the CombiMatrix group’s arrays in the field of molecular diagnostics. CombiMatrix K.K., a Japanese corporation located in Tokyo, Japan, has existed for the purpose of exploring opportunities for CombiMatrix Corporation’s array system with pharmaceutical and biotechnology companies in the Asian market. In January 2006, CombiMatrix Corporation sold 67% of its ownership interest in CombiMatrix K.K. to a third party. Refer to Note 7.

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. The transaction is expected to be completed no sooner than the fourth quarter of 2006, subject, however, to determination that there are no significant negative tax consequences to Acacia Research Corporation or its shareholders and completing the required filings with the Securities and Exchange Commission, or SEC. We have requested a private letter ruling from the IRS and intend to proceed only after receiving the ruling. If the conditions are met, Acacia Research Corporation will redeem all of the issued and outstanding shares of AR-CombiMatrix common stock for all of the common stock of CombiMatrix Corporation, which will register its common stock under the Securities and Exchange Act of 1934. Following the redemption, CombiMatrix Corporation will apply to list its shares for trading on a national exchange.

Liquidity and Risks. Refer to Note 1 to the Acacia Research Corporation consolidated financial statements for a discussion of consolidated and individual group liquidity and risks.

Basis of Presentation. The unaudited interim CombiMatrix group financial statements as of June 30, 2006, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the CombiMatrix group financial statements and Acacia Research Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2005. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The CombiMatrix group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of its financial position as of June 30, 2006, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the entire year.

Capital Structure. On December 11, 2002, Acacia Research Corporation’s stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby Acacia Research Corporation created two new classes of common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”), and divided Acacia Research Corporation’s existing Acacia Research Corporation common stock into shares of the two new classes of common stock.

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

Warrant Liability. See Note 8 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

3. RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 5 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

4. GOODWILL AND INTANGIBLE ASSETS

The CombiMatrix group’s identifiable intangible assets are patents, which have remaining economic useful lives up to 2020. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2010 is estimated to be $1,095,000 per year. At June 30, 2006 and December 31, 2005, all of the CombiMatrix group’s acquired intangible assets other than goodwill were subject to amortization.

As of March 31, 2006, the CombiMatrix group reduced its goodwill and deferred tax liability balances by $1,941,000, which were initially recorded in fiscal 2000, to properly reflect the reduction in its income tax valuation allowance after consideration of the deferred tax liability.

5. EQUITY FINANCING

On June 14, 2006, Acacia Research Corporation entered into a standby equity distribution agreement (the “SEDA”) with Cornell Capital Partners, LP (“Cornell”). Under the terms of the SEDA, Acacia Research Corporation can require Cornell to purchase up to $50.0 million of AR-CombiMatrix common stock, or up to 13,024,924 shares, over a two-year period following the effective date of the SEDA. Such shares will be in the form of registered securities drawn from Acacia Research Corporation’s current shelf registration statement and the proceeds from each advance will be contributed to the CombiMatrix group. Acacia Research Corporation can request advances under the SEDA in up to $5.0 million increments. At the closing of each advance, which will take place six days after the initial notification to Cornell, Acacia Research Corporation will issue to Cornell a number of shares of AR-CombiMatrix common stock equal to the amount of the advance divided by the lowest daily volume weighted average price (“VWAP”) of AR-CombiMatrix common stock during the five trading days following the advance notice to Cornell, which will purchase the shares at 97.5% of the VWAP. Management can also specify a floor price whereby shares that trade below this price during the five-day trading period will be excluded from determining the VWAP. At each closing, Acacia Research Corporation will pay an underwriting fee of 4% of the gross amount of each advance on the first $20.0 million and 5% of the gross proceeds of each advance on the remaining $30.0 million of the SEDA to Cornell. Acacia Research Corporation is not obligated to request any advances under the agreement and will not pay any additional fees to Cornell so long as no advances are requested. The SEDA is also cancelable by Acacia Research Corporation at any time, without penalty. Acacia Research Corporation may not request advances if the shares to be issued in connection with such advances would result in Cornell owning more than 9.9% of the outstanding AR-CombiMatrix common stock. A total of 13,024,924 shares of AR-CombiMatrix common stock are authorized to be issued under the SEDA.

Upon closing of the SEDA, the CombiMatrix group paid Cornell a one-time commitment fee of $550,000 and an additional $20,000 in due diligence and other closing-related costs. The $550,000 fee was recorded as a long-term asset and will be amortized against future advances as costs of equity issuances. On June 23 2006, Cornell purchased 343,750 shares of AR-CombiMatrix common stock at $1.60 per share, based on the fair value of AR-CombiMatrix stock on June 12, 2006. The shares of AR-CombiMatrix stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. As of July 26, 2006, Acacia Research Corporation had completed one advance under the SEDA, selling a total of 429,849 shares of AR-CombiMatrix common stock for gross proceeds of approximately $500,000, resulting in net proceeds attributed to the CombiMatrix group of approximately $480,000. As of June 30, 2006, $49,450,000, or up to 12,681,174 shares of AR-CombiMatrix common stock are available under the SEDA.

6. COMMITMENTS AND CONTINGENCIES

Collaborative and Research Agreements

On February 8, 2006, the CombiMatrix group executed a one-year, $2.1 million contract with the Department of Defense (“DoD”) to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents. Under the terms of the CombiMatrix group’s one-year contract with the DoD, the CombiMatrix group will perform research and development activities as described under the contract and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $2.1 million. The CombiMatrix group expects to incur approximately $991,000 in research and development costs for the remainder of 2006 to complete its obligations to the DoD under this contract. As of June 30, 2006, the biological threat detection contract with the DoD was approximately 38% complete. In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the DoD to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents. The two-year $5.9 million contract was completed in December 2005.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. (“Leuchemix”), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly over the two-year period commencing with the fourth quarter of 2004. In accordance with the terms of the purchase agreement, the CombiMatrix group made an additional $750,000 investment in Leuchemix during the three months ended June 30, 2006, resulting in an ownership interest of approximately 29% as of June 30, 2006. The CombiMatrix group will make a final contractual investment in Leuchemix of $750,000 in the third quarter of 2006 in accordance with the terms of the agreement. The CombiMatrix group’s investment is being accounted for under the equity method.

Litigation

On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the six months ended June 30, 2005, the CombiMatrix group recorded a net non-cash credit totaling $195,000 in connection with certain anti-dilution provisions of the settlement agreement. The related liability reflected management’s estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date pursuant to the anti-dilution terms of the agreement. The liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expired in September 2005 and thus, there is no liability recorded as of September 30, 2005, or in any future periods, and there were no charges or credits recognized during the three and six months ending June 30, 2006.

In addition to other terms of the settlement agreement, CombiMatrix Corporation is also required to make quarterly payments to Nanogen, Inc. equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalties recognized under the agreement during the six months ended June 30, 2006, and 2005, were $161,000 and $53,000, respectively.

The CombiMatrix group is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the CombiMatrix group’s financial position, results of operations or cash flows.

7. SALE OF INTEREST IN SUBSIDIARY

In January 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship included the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio assumed all operational and financial responsibilities of CombiMatrix K.K. The net loss on the sale of 67% of the voting interest in CombiMatrix K.K. recorded in the statement of operations during the first quarter of 2006 was $84,000. CombiMatrix Corporation continues to own a 33% interest in CombiMatrix K.K. Subsequent to the sale, the CombiMatrix group’s investment in CombiMatrix K.K. was accounted for under the equity method. The deconsolidation of CombiMatrix K.K. did not have a material impact on the CombiMatrix group balance sheet as of June 30, 2006.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$16,115	$14,498
Short-term investments	24,600	24,462
Accounts receivable	3,725	4,421
Prepaid expenses and other assets	1,385	1,406

Total current assets	45,825	44,787

Property and equipment, net of accumulated depreciation	116	121
Patents, net of accumulated amortization	21,148	23,786
Goodwill	121	121
Other assets	79	78

	$67,289	$68,893

LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
Accounts payable and accrued expenses	$1,537	$1,441
Royalties and legal fees payable	2,652	3,758
Current portion of deferred revenues	432	639

Total current liabilities	4,621	5,838

Deferred income taxes	-	726
Other liabilities	10	83

Total liabilities	4,631	6,647

Minority interests	-	443

Commitments and contingencies (Note 7)

Allocated net worth:

Funds allocated by Acacia Research Corporation	146,252	144,087

Accumulated net losses	(83,594)	(82,284)

Total allocated net worth	62,658	61,803
	$67,289	$68,893

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues:
License fees	$14,371	$2,682	$19,088	$4,545

Total revenues	14,371	2,682	19,088	4,545

Operating expenses:
Marketing, general and administrative expenses (including non-cash stock compensation expense of $889 and $1,937 for the three and six months ended June 30, 2006)	3,441	1,759	6,978	3,369
Legal expenses - patents	685	536	1,051	1,097
Inventor royalties and contingent legal fees expense - patents	7,847	1,120	10,118	1,767
Amortization of patents	1,326	1,336	2,669	2,252
Write-off of patent-related intangible asset	297	-	297	-

Total operating expenses	13,596	4,751	21,113	8,485

Operating income (loss)	775	(2,069)	(2,025)	(3,940)

Other income:
Interest and investment income	394	279	753	450
Total other income	394	279	753	450

Income (loss) from continuing operations before income taxes	1,169	(1,790)	(1,272)	(3,490)

(Provision) benefit for income taxes	(70)	30	(38)	66

Income (loss) from continuing operations	1,099	(1,760)	(1,310)	(3,424)

Discontinued operations:
Estimated loss on disposal of discontinued operations	-	-	-	(210)
Division net income (loss)	$1,099	$(1,760)	$(1,310)	$(3,634)

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Division net loss	$(1,310)	$(3,634)
Adjustments to reconcile division net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,704	2,279
Non-cash stock compensation	1,937	-
Deferred income taxes	(36)	(71)
Loss on disposal of discontinued operations	-	210
Write-off of patent-related intangible asset	297	-
Other	(87)	-
Changes in assets and liabilities, excluding effect of business acquisitions:
Accounts receivable	696	(457)
Prepaid expenses and other assets	(346)	(387)
Accounts payable and accrued expenses	175	(869)
Royalties and legal fees payable	(1,106)	447
Deferred revenues	(207)	153

Net cash provided by (used in) operating activities from continuing operations	2,717	(2,329)
Net cash provided by (used in) operating activities from discontinued operations	222	(433)
Net cash provided by (used in) operating activities	2,939	(2,762)

Cash flows from investing activities:
Purchase of property and equipment	(29)	(59)
Purchase of available-for-sale investments	(11,932)	(26,367)
Sale of available-for-sale investments	11,786	12,150
Business acquisition (Note 6)	(16)	(5,796)
Patent acquisition costs	(1,020)	(325)

Net cash used in investing activities	(1,211)	(20,397)
Net cash used in investing activities from discontinued operations	(353)	-
Net cash used in investing activities	(1,564)	(20,397)

Cash flows from financing activities:
Net cash flows attributed to the Acacia Technologies group	242	19,479

Increase (decrease) in cash and cash equivalents	1,617	(3,680)

Cash and cash equivalents, beginning	14,498	10,925

Cash and cash equivalents, ending	$16,115	$7,245

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Acacia Technologies group, a division of Acacia Research Corporation, develops, acquires, licenses and enforces patented technologies. The Acacia Technologies group is primarily comprised of certain of Acacia Research Corporation’s direct and or indirect wholly owned subsidiaries and limited liability companies including:

•	Acacia Global Acquisition Corporation	•	Information Technology Innovation LLC
•	Acacia Media Technologies Corporation	•	InternetAd LLC
•	Acacia Patent Acquisition Corporation	•	IP Innovation LLC
•	Acacia Technologies Services Corporation	•	KY Data Systems LLC
•	AV Technologies LLC	•	Microprocessor Enhancement Corporation
•	Broadcast Data Retrieval Corporation	•	New Medium LLC
•	Broadcast Innovation LLC	•	Peer Communications Corporation
•	Computer Acceleration Corporation	•	Product Activation Corporation
•	Computer Cache Coherency Corporation	•	TechSearch LLC
•	Computer Docking Station Corporation	•	VData LLC
•	Data Encryption Corporation	•	Resource Scheduling Corporation
•	Data Innovation LLC	•	Software Collaboration Corporation
•	Disk Link Corporation	•	Soundview Technologies, Inc.
•	Financial Systems Innovation LLC	•	Spreadsheet Automation Corporation
•	High Resolution Optics Corporation	•	Spreadsheet Automation Corporation

The Acacia Technologies group also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to Acacia Research Corporation’s intellectual property licensing and enforcement business. Refer to “Business Acquisition” below for information on the Acacia Technologies group’s 2005 business acquisition activity.

The Acacia Technologies group currently controls 46 patent portfolios covering technologies used in a wide variety of industries.

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

Basis of Presentation. The unaudited interim Acacia Technologies group financial statements as of June 30, 2006, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the Acacia Technologies group financial statements and Acacia Research Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2005. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Acacia Technologies group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of its financial position as of June 30, 2006, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the entire year.

Capital Structure. On December 11, 2002, our stockholders voted in favor of a recapitalization transaction, which became effective on December 13, 2002, whereby we created two new classes of common stock called Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”), and divided our existing Acacia Research Corporation common stock into shares of the two new classes of common stock.

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

Revision in the Classification of Certain Securities. In connection with the preparation of the 2005 consolidated financial statements, Acacia Research Corporation concluded that it was appropriate to classify its annuity investments as current investments.  Prior to 2005, such investments had been classified as cash and cash equivalents. Accordingly, we have made adjustments to our consolidated statement of cash flows for the six months ended June 30, 2005, to reflect the gross purchases of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported statements of cash flows, and it does not affect our previously reported statements of operations for any period.

As of June 30, 2005, before this revision in classification, $4,896,000 of these current investments were classified as cash and cash equivalents on our consolidated balance sheet.  There were no material purchases or sales of annuity investments during any of the periods presented, as such, the impact of the revision in classification on consolidated cash flows from investing activities was not material for any of the periods presented.

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

4.  GOODWILL AND INTANGIBLE ASSETS

The Acacia Technologies group had $121,000 of goodwill at June 30, 2006 and December 31, 2005. The Acacia Technologies group’s identifiable intangible assets are comprised of patents and patent rights which have remaining economic useful lives up to 2013. The weighted average remaining economic useful life of the Acacia Technologies group’s patents is approximately 5 years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2010 is estimated to be $5,272,000 in 2006, $5,235,000 in 2007, $3,912,000 in 2008, $3,461,000 in 2009 and $3,270,000 in 2010. At June 30, 2006, and December 31, 2005, all of the Acacia Technologies group’s acquired intangible assets other than goodwill were subject to amortization.

During the three months ended June 30, 2006, the Acacia Technologies group recorded a non-cash charge of $297,000, related to the write-off of a patent-related intangible asset. We review long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. During the second quarter of 2006, pursuant to the terms of the respective license agreement, management elected to terminate its rights to exclusively license and enforce the patent, resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of June 30, 2006.

For the six months ended June 30, 2006, the Acacia Technologies group incurred patent acquisition costs totaling $1,020,000 in connection with the acquisition of the rights to several additional patent portfolios. The acquired patents and patent rights have estimated economic useful lives ranging from 5 to 7 years. Refer to Note 6 for additions to patent related intangibles during the six months ended June 30, 2005.

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

In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC who, as a result of the acquisition transaction, is also a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the three and six months ended June 30, 2006 include $271,000 and $544,000, respectively, in expenses related to the consulting agreement. Marketing, general and administrative expenses for the three and six months ended June 30, 2005 include $271,000 and $466,000, respectively, in expenses related to the consulting agreement.

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

In connection with the Acacia Technologies group’s licensing and enforcement activities, the Acacia Technologies group may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law. These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained by the Acacia Technologies group. In instances where the Acacia Technologies group does not recover license fees from potential infringers, no contingent legal fees are paid; however, the Acacia Technologies group is generally liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.

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

8. DISCONTINUED OPERATIONS

Results for the six months ended June 30, 2005, include a $210,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which were guaranteed by Acacia Research Corporation, expired in August 2005. At June 30, 2006, assets consisted of cash and cash equivalents. At December 31, 2005, assets consisted of cash and cash equivalents and lease deposits. At June 30, 2006, liabilities related to miscellaneous accounts payable. At December 31, 2005, liabilities related primarily to miscellaneous payables and accrued lease termination costs. In April 2006, a final distribution to Soundbreak.com’s minority shareholders was paid totaling $353,000. Refer to Note 13 to the Acacia Research Corporation consolidated financial statements for additional information on assets and liabilities related to discontinued operations for the periods presented.

Item 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements and in our “Risk Factors” incorporated by reference in Part II, Item 1A of this report.

Businesses

As used in this Form 10-Q, “we,” “us” and “our” refer to Acacia Research Corporation and its subsidiary companies.

Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

The following discussion is based primarily on our unaudited consolidated balance sheet as of June 30, 2006, and on our unaudited consolidated statement of operations for the period from January 1, 2006, to June 30, 2006. The discussion compares the activities for the three and six months ended June 30, 2006, to the activities for the three and six months ended June 30, 2005. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. This information should also be read in conjunction with the “Risk Factors” incorporated by reference in Part II, Item 1A of this report.

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

Overview

CombiMatrix Group

During the three and six months ended June 30, 2006, the CombiMatrix group’s operating activities included the recognition of $1.8 million and $3.0 million in revenues, including $574,000 and $838,000 in government contract revenues, and $1.2 million and $2.2 million in CustomArraysTM product, equipment and service revenues, including $71,000 of array revenue from our wholly owned diagnostics subsidiary, CombiMatrix Molecular Diagnostics, or CMDX. CustomArray product and service revenues increased 111% from the second quarter of 2005 and 24% over the prior quarter, signaling continued growth of the CombiMatrix group’s business and acceptance of its products and services in the marketplace. Research and development expenses, excluding government contract costs, increased due primarily to the impact of CMDX, which was formed and began research and development activities in the second quarter of 2005.

During the second quarter of 2006, the CombiMatrix group made significant developments in a number of its strategic business objectives including its commercial array technology platform, its partnership with the U.S. government and in the area of clinical diagnostics.

Regarding its array platform, the CombiMatrix group executed two manufacturing and distribution agreements, increasing its global network of distributors for CustomArray products. The CombiMatrix group also launched its 90K CustomArray and CustomArray Synthesizer, as well as its human 90K CatalogArray.

In the area of national defense, the CombiMatrix group received notification of a new $1.9 million award from the Army Research Office, expanding the CombiMatrix group’s alliances with the US Department of Defense, or DoD.

In the area of clinical diagnostics, CMDX began shipment of its first diagnostic microarray product, and recognized its initial revenues from providing molecular diagnostic products and services using the CombiMatrix group’s microarray technology. CMDX also added Dr. Stephen W. Scherer to its scientific advisory board.

Acacia Technologies Group

The Acacia Technologies group’s operating activities for the three and six months ended June 30, 2006, were principally focused on the continued development, licensing and enforcement of its patent portfolios, including the continued pursuit of multiple ongoing technology licensing programs and the commencement of new technology licensing programs. In addition, we continued our focus on business development, including the acquisition of additional patent portfolios and the continued pursuit of opportunities to partner with patent owners and provide Acacia Technologies group’s unique intellectual property licensing, development and enforcement services.

Revenues for the three and six months ended June 30, 2006 were $14.4 million and $19.1 million, respectively, representing increases of approximately 436% and 320% over the respective comparable 2005 periods. Trailing twelve-month revenues as of June 30, 2006 were $34.1 million, compared to $22.4 million as of March 31, 2006, $19.6 million as of December 31, 2005, $7.6 million as of June 30, 2005 and $5.5 million as of March 31, 2005.

Revenues for the six months ended June 30, 2006 included license fees from 48 new licensing agreements covering 12 of our technology licensing programs, as compared to 29 new licensing agreements covering 8 of our technology licensing programs in the comparable 2005 periods. The Acacia Technologies group generated licensing revenues from 5 new technology licensing programs during the six months ended June 30, 2006, and to date, the Acacia Technologies group has generated revenues from 18 of its technology licensing programs. License fee revenues for the three and six months ended June 30, 2006 included fees from the licensing of our DMT® technology, Audio/Video Enhancement and Synchronization technology and Image Resolution technology, Interstitial Internet Advertising technology, Laptop Connectivity technology, Multi-Dimensional Bar Code technology, Resource Scheduling technology, Dynamic Manufacturing Modeling technology, Product Activation technology, Enhanced Internet Navigation technology, Interactive Data Sharing technology, and Credit Card Fraud Protection technology.

Marketing, general and administrative expenses increased during the three and six months ended June 30, 2006, as compared to the same periods in 2005, due primarily to the hiring of additional patent licensing, business development and engineering personnel since June 30, 2005, an increase in the Acacia Technologies group’s patent-related research and consulting expenses related to new and ongoing licensing programs, and an increase in corporate, general and administrative costs related to the Acacia Technologies group’s ongoing operations. Inventor royalty expenses and contingent legal fees expenses increased for the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, due to the increase in related license fee revenues recognized during the 2006 periods.

During the six months ended June 30, 2006, the Acacia Technologies group continued to execute its business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, the following patent portfolios:

•
Video Tracking Technology Patent. Acquired rights to a patent relating to improving the performance and user experience of video conferencing technologies. The patent generally relates to technology for automatically tracking and centering the images of videoconference participants. This technology allows webcams and other digital cameras to automatically optimize and align a videoconference participant’s image in each of the other conference participants’ displays. The Video Tracking technology improves desktop videoconferencing and video mail performance.

•
Portable Audio Device Patent. Acquired a patent relating to portable audio recording and playback devices from ESPRO Information Technologies, Ltd., www.espro.com, a provider of electronic audio guiding and interpretation systems. The patented technology relates to products such as certain MP3 players and cell phones using solid state memory that can download compressed audio and record analog audio.

•
Mobile Communication Devices and Networks Patents. Acquired rights to patents relating to two-way mobile communication and control devices for data and voice communication networks. The patented technology generally relates to mobile communication devices that are capable of accessing and/or controlling other devices on a network to receive, transmit, relay and/or process voice and data across the network.

•
Software License Management Patent. Acquired rights to a patent relating to software license management technology. The patent generally relates to technology for monitoring and tracking the use of software applications across a network.  This technology can be used to provide a system for managing software license compliance in an enterprise environment as well as metering actual usage levels in a Software-as-a-Service (SaaS) environment.

•
Telematics Technology Patents. Acquired patents relating to the rapidly growing field of telematics. Telematics refers to systems used in vehicles that combine wireless communication with GPS tracking and can be used in vehicle navigation systems and mobile fleet management. The patents generally relate to technology for displaying mobile vehicle information on a map. This technology can be used in navigation and fleet management systems that combine wireless communication with GPS tracking and map displays.

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

2005 Acquisition. On January 28, 2005, Acacia Global Acquisition Corporation, a wholly owned subsidiary of Acacia Research Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies (“GPH Acquisition”). The acquisition provided the Acacia Technologies group 100% ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries, as set forth below. The GPH Acquisition, and other patent acquisitions during 2005 and 2006, have expanded and diversified the Acacia Technologies group’s revenue generating opportunities and furthered the execution of the Acacia Technologies group’s business strategy of acquiring, developing and licensing patented technologies.

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

Audio/Video Enhancement and Synchronization Technology
Image Resolution Enhancement Technology
•	IP Innovation, LLC and Technology Licensing Corporation v. Lexmark International, Inc. United States District Court for the Northern District of Illinois. Filed 10/23/02. Case No. 1:02-cv-07611.
•	IP Innovation, LLC and Technology Licensing Corporation v. Dell Computer Corporation. United States District Court for the Northern District of Illinois. Filed 5/15/03. Case No. 1:03-cv-03245.
•
New Medium Technologies, LLC and AV Technologies, LLC v. Barco NV, Miranda Technologies, LG Philips LCD, Toshiba Corporation, and LG Electronics. United States District Court for the Northern District of Illinois. Filed 9/29/05. Case No. 1:05-cv-05620.

Broadcast Data Retrieval Technology
•	Broadcast Data Retrieval Corporation v. Sirius Satellite Radio, Inc. Transferred to United States District Court for the Southern District of New York 7/6/06. Case No. 1:06-cv-05135.

Laptop Connectivity Technology
•
Computer Docking Station Corporation v. Dell, Inc., Gateway, Inc., Toshiba America, Inc., and Toshiba America Information Systems, Inc. United States District Court for the Western District of Wisconsin. Filed 1/17/06. Case No. 06-cv-0032.

Computer Memory Cache Coherency Technology
•
Computer Cache Coherency Corporation v. VIA Technologies, Inc., Via Technologies, Inc. (USA) and Intel Corporation. United States District Court for the Northern District of California. Filed 12/2/04. Case No. 5:05-cv-01668.

Credit Card Fraud Protection Technology
•
Financial Systems Innovation, LLC and Paul N. Ware v. Gap, Inc., Racetrac Petroleum, Inc. and The Kroger Company. United States District Court for the Northern District of Georgia. Filed 3/3/04. Case No. 4:04-cv-00065.

•
Financial Systems Innovation, LLC and Paul N. Ware v. Williams-Sonoma, Inc., Linens N Things, Inc. and Costco Wholesale Corporation. United States District Court for the Northern District of Texas. Filed 6/30/04. Case No. 4:04-cv-00479.

•
Financial Systems Innovation, LLC and Paul N. Ware v. Circuit City Stores, Inc., Officemax Incorporated, Staples, Inc., Cracker Barrel Old Country Store, Inc., Fry’s Electronics, Inc., and Rite Aid Corporation. United States District Court for the Northern District of Georgia. Filed 7/19/05. Case No. 4:05-cv-00156.

•
Reinalt-Thomas Corporation, dba Discount Tire Corporation, v. Acacia Research Corporation, Paul N. Ware and Financial Systems Innovation, LLC. United States District Court for the District of Arizona. Filed 10/27/05. Case No. 2:05-cv-03459.

•
Financial Systems Innovation, LLC and Paul Ware v. Discount Tire Company of Georgia, Inc. and Reinalt-Thomas Corporation, dba Discount Tire Company. United States District Court for the Northern District of Georgia. Filed 11/21/05. Case No. 4:05-cv-00252.

•	Lone Star Steakhouse and Saloon, Inc. v. Acacia Technologies group and Financial Systems Innovation, LLC. United States District Court for the District of Kansas. Filed 8/5/05. Case No. 6:05-cv-01249.

Computing Device Performance Technology
•	Computer Acceleration Corporation vs. Microsoft Corporation. United States District Court for the Eastern District of Texas. Filed 7/6/06. Case No. 9:06-cv-0140.

Data Encryption and Product Activation Technology
•	Data Encryption Corporation v. Microsoft Corporation and Dell Computer Corporation. United States District Court for the Central District of California. Filed 7/29/05. Case No. 2:05-cv-05531.

Digital Media Transmission Technology
•
In accordance with the Transfer Order issued February 24, 2005, by the Judicial Panel on Multidistrict Litigation, all of the following Digital Media Transmission Technology cases have been transferred to the Northern District of California. The lead case number is 5:05-cv-01114.

•
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

•
Acacia Media Technologies Corporation v. New Destiny Internet Group, Inc., Audio Communications Inc., VS Media Inc., Ademia Multimedia, LLC, International Web Innovations, Inc., Offendale Commercial BV, Ltd., Adult Entertainment Broadcast Network, Cybertrend, Inc., Lightspeed Media Corporation, Adult Revenue Services, Innovative Ideas International, AskCS.com, Game Link, Inc., Club Jenna, Inc., Cybernet Ventures, Inc., ACMP, LLC, Global AVS, Inc. d/b/a DrewNet, and National A-1 Advertising.

Interactive Television Technology
•
Broadcast Innovation, LLC and IO Research, Ltd. v. Charter Communications, Inc. United States District Court for the District of Colorado. Case No. 1:03-cv-02223. On appeal to the U.S. Court of Appeals for the Federal Court from 9/28/04 to 11/21/05. Remanded to the U. S. District Court for further proceedings on 11/21/05.

•	Broadcast Innovation, LLC v. Echostar Communications Corporation. United States District Court for the District of Colorado. Filed 11/9/01. Case No. 1:01-cv-02201.

Interstitial Internet Advertising Technology
•	InternetAd Systems, LLC v. Aerovias de Mexico, S.A. de C.V. United States District Court for the Northern District of Texas. Filed 10/5/05. Case No. 3:05-cv-01969.
•
InternetAd Systems, LLC v. Turner Broadcasting System, Inc., Freerealtime.com, Inc., Knight Ridder Digital, Homestore, Inc., and Condenet, Inc. United States District Court for the North District of Texas. Filed 6/15/06. Case No. 3:06-cv-01063.

•
InternetAd Systems, LLC v. Opodo Limited, Amadeus Global Travel Distribution S.A., Amadeus North America, LLC, Opentable, Inc. and Best Western International, Inc. United States District Court for the North District of Texas. Filed 6/19/06. Case No. 3:06-cv-01084.

Microprocessor Enhancement Technology
•
Microprocessor Enhancement Corporation and Michael H. Branigin v. Texas Instruments, Incorporated. United States District Court for the Central District of California. Filed 4/7/05. Case No. 8:05-cv-00323.

•	Microprocessor Enhancement Corporation and Michael H. Branigin v. Intel Corporation. United States District Court for the Central District of California. Filed 8/3/05. Case No. 2:05-cv-05667.

Multi-Dimensional Bar Code Technology
•
Cognex Corporation v. VCode Holdings, Inc., VData LLC, Acacia Research Corporation, TechSearch, LLC and Veritec Inc. United States District Court for the District of Minnesota. Filed 3/13/06. Case No. 0:06-cv-01040.

Resource Scheduling Technology
•	Epic Systems Corporation v. Acacia Research Corporation and Resource Scheduling Corporation. United States District Court for the District of Delaware. Filed 4/19/06. Case No. 1:06-cv-00255.

Spreadsheet Automation Technology
•	Spreadsheet Automation Corporation v. Microsoft Corporation. United States District Court for the Eastern District of Texas. Filed 3/28/05. Case No. 2:05-cv-00127.

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

Acacia Research Corporation Consolidated
Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Net Loss (In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Net loss	$(2,343)	$(5,417)	$(12,441)	$(10,367)

The changes in net loss were primarily due to operating results and activities as discussed below.

Revenues and Cost of Revenues (In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

License fees	$14,371	$2,682	$19,088	$4,545
Government contract	574	1,281	838	2,012
Cost of government contract revenues	(542)	(1,209)	(792)	(1,900)
Products	1,158	567	2,082	845
Cost of product sales	(340)	(190)	(561)	(353)
Service contracts	60	9	117	69

License Fees.  Revenues for the three months ended June 30, 2006 included license fees from 27 new licensing agreements covering 9 of our technology licensing programs, as compared to 15 new licensing agreements covering 7 of our technology licensing programs in the comparable 2005 period. Revenues for the six months ended June 30, 2006 included license fees from 48 new licensing agreements covering 12 of our technology licensing programs, as compared to 29 new licensing agreements covering 8 of our technology licensing programs in the comparable 2005 period. License fee revenues recognized by the Acacia Technologies group fluctuate from period to period primarily based on the following factors:

•
the dollar amount of agreements executed each period, which is primarily driven by the nature and characteristics of the technology being licensed and the magnitude of infringement associated with a specific licensee;

•	the specific terms and conditions of agreements executed each period and the periods of infringement contemplated by the respective payments;
•	fluctuations in the total number of agreements executed;
•	fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due;
•	the timing of the receipt of periodic license fee payments and/or reports from licensees; and
•	fluctuations in the net number of active licensees period to period.

Costs incurred in connection with the Acacia Technologies group’s ongoing licensing activities, other than inventor royalties expense and contingent legal fees expense, are included in marketing, general and administrative expenses.

Government Contract and Cost of Government Contract Revenues. The decrease was due to the completion, in December 2005, of the CombiMatrix group’s commitments under its previous two-year, $5.9 million research and development contract with the DoD to further the development of the CombiMatrix group’s array technology for the detection of biological threat agents. In February 2006, the CombiMatrix group executed a new one-year, $2.1 million contract with the DoD to further the development of its biological and chemical detector system. Government contract revenues and contract costs were lower during the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, due to the commencement of work under the new $2.1 million contract in February 2006, as compared to six full months of activity under the previous $5.9 million contract during the prior year.

Under the terms of its DoD contracts, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group’s commitments under its current contract with the DoD, which was approximately 38% complete as of June 30, 2006. The CombiMatrix group expects to incur approximately $991,000 in research and development costs for the remainder of 2006, to complete its obligations to the DoD under the new $2.1 million contract.

Product Revenues and Cost of Product Sales. Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group’s array products. Product revenues include the sale of DNA synthesizer instruments and CustomArray 12K DNA expression arrays and related hardware including array revenue from our diagnostics subsidiary, CMDX, during the three months ended June 30, 2006, compared to only 12K DNA expression arrays during the comparable quarter in 2005. The overall increase in product revenues was due primarily to the increased product offerings currently available to the CombiMatrix group’s customers, which includes 12K and 4X2K arrays, DNA synthesizer instruments and related hardware, as compared to only the 902 and 12K expression arrays in the comparable 2005 quarters. The increase in gross margins was due primarily to the impact of the mix of product sales during the periods presented. Revenues for the three and six months ended June 30, 2006 included a higher percentage of product revenues from the sale of DNA synthesizer instruments, which generally have a higher gross margin than the expression array products.

Operating Expenses (In thousands)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Research and development expenses (including non-cash stock compensation expense of $193 and $486 for the three and six months ended June 30, 2006)	$2,182	$1,415	$4,561	$2,555

Research and Development Expenses. During the three and six months ended June 30, 2006 and 2005, the CombiMatrix group continued internal research and development efforts to improve and expand the CombiMatrix group’s technology and product offerings. The increase in internal research and development expenses was due primarily to the impact of the CombiMatrix group’s wholly owned subsidiary, CMDX, which was formed and began research and development activities in the second quarter of 2005. The increase also reflects $193,000 and $486,000 for the three and six months ended June 30, 2006 in non-cash stock compensation charges recorded in connection with the adoption of SFAS No. 123R, effective January 1, 2006, as described above under “Critical Accounting Estimates.”
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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,169 and $2,619 for the three and six months ended June 30, 2006 and $15 and ($111) for the three and six months ended June 30, 2005)	$6,670	$4,276	$14,169	$8,039
Legal expenses - patents	685	536	1,051	1,097
Inventor royalties and contingent legal fees expense - patents	7,847	1,120	10,118	1,767
Amortization of patents	1,600	1,610	3,217	2,800
Write-off of patent-related intangible asset	297	-	297	-
Loss from equity investment	294	63	533	102

Marketing, General and Administrative Expenses. The increase primarily reflects Acacia Research Corporation’s adoption of SFAS No. 123R, effective January 1, 2006, which requires public companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements, as described under “Critical Accounting Estimates.” Non-cash stock compensation charges included in marketing, general and administrative expense for the three and six months ended June 30, 2006 totaled $1,169,000 and $2,619,000, respectively, as compared to $15,000 and a credit of $111,000 for the three and six months ended June 30, 2005, respectively.

Excluding the impact of the adoption of SFAS No. 123(R), the increase in marketing, general and administrative expenses was due primarily to the addition of licensing, business development and engineering personnel for the Acacia Technologies group, an increase in the Acacia Technologies group’s patent-related research and consulting expenses for new and ongoing licensing programs, and an increase in corporate, general and administrative costs related to the Acacia Technologies group’s ongoing operations. The change also reflects an increase in general and administrative expenses incurred by the CombiMatrix group in connection with the ongoing operations of CMDX and an increase in other general and administrative expenses related to ongoing operations.

A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

	For the Three Months Ended	For the Six Months Ended
	2006 vs. 2005	2006 vs. 2005
CombiMatrix group:
Decrease in marketing and sales expenses	$(360)	$(523)
Increase in general and administrative expenses related to CMDX	477	1,338
Increase in legal, accounting and other professional fees	344	923
Decrease in other general and administrative expenses	(14)	(10)

Acacia Technologies group:
Increase in personnel expenses	$237	$680
Increase in patent-related research and consulting expenses	422	540
Increase in legal, accounting and other professional fees	22	257
Increase in other general and administrative expenses	112	195

Legal Expense - Patents (Acacia Technologies group only). Patent-related legal expenses include patent-related prosecution and enforcement costs incurred by outside patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis. Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. Refer to “Patent Enforcement Litigation” above. We expect patent-related legal expenses to continue to fluctuate based on the factors summarized above in connection with the Acacia Technologies group’s ongoing patent commercialization and enforcement programs.

Inventor Royalties and Contingent Legal Fees Expense. During the three and six months ended June 30, 2006, the Acacia Technologies group incurred inventor royalty expenses of $4.0 million and $5.3 million, respectively, as compared to $528,000 and $810,000 for the three and six months ended June 30, 2005. Contingent legal fees expenses incurred during the three and six months ended June 30, 2006 were $3.8 million and $4.8 million, respectively, as compared to $592,000 and $1.0 million during the three and six months ended June 30, 2005. The majority of patent and patent rights agreements associated with patent portfolios acquired are subject to agreements with inventors that contain provisions granting to the original patent owners the right to receive inventor royalties based on future net revenues, as defined in the respective agreements and are also subject to contingent legal fee arrangements with outside attorneys engaged on a contingent fee basis. As such, inventor royalties and contingent legal fees expenses in future periods will continue to fluctuate in accordance with the timing and amount of related revenues recognized by the Acacia Technologies group from these patent portfolios.

Amortization of Patents. The increase was due primarily to six full months of patent amortization expense resulting from the January 28, 2005 GPH Acquisition for the six months ended June 30, 2006, as compared to five months of amortization in comparable 2005 period. In addition, amortization expense includes additional charges related to certain of the patent portfolios acquired by the Acacia Technologies group subsequent to June 30, 2005. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize acquired patent related costs over a weighted average remaining economic useful life of approximately 5 years.

Write-off of Patent-related Intangible Asset. During the three months ended June 30, 2006, the Acacia Technologies group recorded a non-cash impairment charge of $297,000, related to the write-off of a patent-related intangible asset. During the second quarter of 2006, pursuant to the terms of the respective license agreement, management elected to terminate its rights to exclusively license and enforce the patent, resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of June 30, 2006.

Loss from Equity Investment. As of June 30, 2006 and 2005, the CombiMatrix group owned 29% and 9.6%, respectively, of Leuchemix Inc., or Leuchemix, a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. The CombiMatrix group’s equity in the losses of Leuchemix increased due to the CombiMatrix group’s increased ownership in Leuchemix as well as an increase in expenses incurred by Leuchemix. The CombiMatrix group is under a contractual commitment to increase ownership to approximately 33% during 2006 and as a result, equity in loss of Leuchemix is expected to increase in future periods.

Other

Warrant Gains (Charges). In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” or SFAS No. 150, and related interpretations, certain AR-CombiMatrix stock purchase warrants outstanding at June 30, 2006 have been classified as a long-term liability due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liability are reflected in the statement of operations. Refer to Note 8 to the Acacia Research Corporation consolidated financial statements in Part I, Item 1 of this report.

Loss on Sale of Investment. In January 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship included the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio assumed all operational and financial responsibilities of CombiMatrix K.K. The net loss on the sale of 67% of the voting interest in CombiMatrix K.K. was $84,000. Subsequent to the sale, the CombiMatrix group’s investment in CombiMatrix K.K. was accounted for under the equity method. The deconsolidation of CombiMatrix K.K. did not have a material impact on the consolidated or CombiMatrix group balance sheets as of June 30, 2006. The impact on the statement of operations resulting from the transition to the equity method of accounting for the CombiMatrix group's investment in CombiMatrix K.K. was not material during the periods presented.

Estimated Loss on Discontinued Operations. Results for the six months ended June 30, 2005, include a $210,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations expired in August 2005.

Inflation

Inflation has not had a significant impact on Acacia Research Corporation.

Liquidity and Capital Resources

Acacia Research Corporation’s consolidated cash and cash equivalents and short-term investments totaled $50.7 million at June 30, 2006, compared to $59.2 million at December 31, 2005. Working capital at June 30, 2006, was $50.5 million, compared to $58.1 million at December 31, 2005. The change in working capital was due primarily to the impact of net cash flow activities as discussed below.

The net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2006, and 2005 was comprised of the following (in thousands):

	For the Six Months Ended June 30, 2006			For the Six Months Ended June 30, 2005
	Acacia			Acacia
	Technologies	CombiMatrix		Technologies	CombiMatrix
	Group	Group	Consolidated	Group	Group	Consolidated
Net cash provided by (used in):
Operating activities (including discontinued operations of $222 in 2006 and ($433) in 2005)	$2,939	$(8,102)	$(5,163)	$(2,762)	$(6,962)	$(9,724)
Investing activities (including discontinued operations of ($353) in 2006)	(1,564)	3,280	1,716	(20,397)	11,127	(9,270)
Financing activities	242	86	328	19,479	327	19,806
Effect of exchange rate on cash	-	-	-	-	21	21
Increase (decrease) in cash and cash equivalents	$1,617	$(4,736)	$(3,119)	$(3,680)	$4,513	$833

Cash receipts from customers for the CombiMatrix group for the six months ended June 30, 2006, were $2.8 million, comprised of $1.6 million from the sale of array products and services and $1.2 million in payments received from the DoD. Cash receipts in the comparable 2005 period totaled $1.8 million, comprised of $1.3 million in biological threat detection contract payments received from the Department of Defense and $498,000 from the sale of array products and related services. Cash outflows from operations for the CombiMatrix group for the six months ended June 30, 2006, increased to $10.9 million, as compared to $8.8 million in the comparable 2005 period, due primarily to an increase in research and development, marketing, general and administrative expenses related to CMDX as described above, and the impact of the timing of vendor payments and related accruals.

Cash receipts from licensees for the Acacia Technologies group for the six months ended June 30, 2006, increased to $19.6 million from $4.3 million in the comparable 2005 period. Cash outflows from operations for the Acacia Technologies group for the six months ended June 30, 2006, increased to $16.7 million from $7.1 million in the comparable 2005 period, due to increases in inventor royalties expenses and contingent legal fees expenses, personnel expenses, corporate, general and administrative expenses, patent-related research and consulting expenses, as described above, and the impact of the timing of payments and related accruals.

The change in net cash flows used in investing activities was due to net purchases and sales of available-for-sale investments by the Acacia Technologies group and the CombiMatrix group, respectively, in connection with ongoing short-term cash management activities. Net cash outflows from investing activities for the six months ended June 30, 2006 also included Acacia Technologies group patent related acquisitions costs totaling $1.0 million and the CombiMatrix group’s additional contractual investment in Leuchemix totaling $1.4 million. Net cash outflows from investing activities for the six months ended June 30, 2005 included the cash consideration and related acquisition and registration costs paid by the Acacia Technologies group in connection with the GPH Acquisition and the CombiMatrix group’s additional contractual investment in Leuchemix of $600,000. Fixed asset purchases for the six months ended June 30, 2006 and 2005, primarily related to the CombiMatrix group were $479,000 and $512,000, respectively. In addition, in April 2006, a final distribution to Soundbreak.com’s minority shareholders was paid totaling $353,000.

Net cash flows provided by financing activities during the six months ended June 30, 2006 included proceeds from the exercise of AR-Acacia Technologies stock options of $335,000. Net cash flows provided by financing activities during the six months ended June 30, 2005 included net proceeds of approximately $19.5 million from the sale of 3.5 million shares of AR-Acacia Technologies stock in a registered direct offering.

On June 14, 2006, Acacia Research Corporation entered into a Standby Equity Distribution Agreement (the “SEDA”) with Cornell Capital Partners, LP (“Cornell”), providing up to $50 million of equity financing from Cornell through the sale of AR-CombiMatrix common stock through June 2008. As of June 30, 2006, $49,450,000, or up to 12,681,174 shares of AR-CombiMatrix common stock are available under the SEDA. For more information on the terms of this agreement, please see Note 6 of our Consolidated Financial Statements in this report and our Form 8-K filed with the Commission on June 15, 2006 and our Form 8-K filed with the Commission on June 22, 2006, incorporated herein by reference.

Management believes that our cash and cash equivalent balances, anticipated cash flow from operations, and other external sources of available credit, will be sufficient to meet our cash requirements through at least September 30, 2007. We may however encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in our Risk Factors on pages 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13 and 15 of our shelf registration statement on Form S-3 filed with the SEC on April 25, 2006, included as Exhibit 99.1 of our Quarterly Report for the three months ended March 31, 2006, and incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2006. Other than as set forth below, we have no committed lines of credit or other committed funding or long-term debt. The following table lists our material known future cash commitments as of June 30, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Remaining 2006	2007	2008	2009	2010 and Thereafter
Operating leases	$1,165	$2,489	$2,180	$588	$1,355
Minimum royalty payments(1)	50	100	100	100	875
Leuchemix equity purchases(2)	750	-	-	-	-
Consulting contract(3)	537	99	-	-	-
Total contractual cash obligations	$2,502	$2,688	$2,280	$688	$2,230
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

(3)
Reflects January 2005 $2.0 million consulting contract commitment, including reimbursable expenses, to be paid over two years in connection with the Acacia Technologies group’s GPH Acquisition, as described above.

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

CombiMatrix Group
(A Division of Acacia Research Corporation)
Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Division Net Loss (In thousands)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Division net loss	$(3,442)	$(3,657)	$(11,131)	$(6,733)

The changes in net loss were primarily due to operating results and activities as discussed below.

Revenues and Cost of Revenues (In thousands)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Government contract	$574	$1,281	$838	$2,012
Cost of government contract revenues	542	1,209	792	1,900
Products	1,158	567	2,082	845
Cost of product sales	340	190	561	353
Service contracts	60	9	117	69

Government Contract and Cost of Government Contract Revenues. The decrease was due to the completion, in December 2005, of the CombiMatrix group’s commitments under its previous two-year, $5.9 million research and development contract with the DoD to further the development of the CombiMatrix group’s array technology for the detection of biological threat agents. In February 2006, the CombiMatrix group executed a new one-year, $2.1 million contract with the DoD to further the development of its biological and chemical detector system. Government contract revenues and contract costs were lower during the three and six months ended June 30, 2006, as compared to the three and six months ended June 30, 2005, due to the commencement of work under the new $2.1 million contract in February 2006, as compared to six full months of activity under the previous $5.9 million contract during the prior year.

Under the terms of its DoD contracts, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group’s commitments under its current contract with the DoD, which was approximately 38% complete as of June 30, 2006. The CombiMatrix group expects to incur approximately $991,000 in research and development costs for the remainder of 2006, to complete its obligations to the DoD under the new $2.1 million contract.

Product Revenues and Cost of Product Sales. Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group’s array products. Product revenues include the sale of DNA synthesizer instruments and CustomArray 12K DNA expression arrays and related hardware including array revenue from our diagnostics subsidiary, CMDX, during the three months ended June 30, 2006, compared to only 12K DNA expression arrays during the comparable quarter in 2005. The overall increase in product revenues was due primarily to the increased product offerings currently available to the CombiMatrix group’s customers, which includes 12K and 4X2K arrays, DNA synthesizer instruments and related hardware, as compared to only the 902 and 12K expression arrays in the comparable 2005 quarters. The increase in gross margins was due primarily to the impact of the mix of product sales during the periods presented. Revenues for the three and six months ended June 30, 2006 included a higher percentage of product revenues from the sale of DNA synthesizer instruments, which generally have a higher gross margin than the expression array products.

Operating Expenses (In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Research and development expenses (including non-cash stock compensation expense of $193 and $486 for the three and six months ended June 30, 2006)	$2,182	$1,415	$4,561	$2,555

Research and Development Expenses. During the three and six months ended June 30, 2006 and 2005, the CombiMatrix group continued internal research and development efforts to improve and expand the CombiMatrix group’s technology and product offerings. The increase in internal research and development expenses was due primarily to the impact CMDX which was formed and began research and development activities in the second quarter of 2005. The increase also reflects $193,000 and $486,000, for the three and six months ended June 30, 2006, in non-cash stock compensation charges recorded in connection with the adoption of SFAS No. 123R, effective January 1, 2006, as described above under “Critical Accounting Estimates.”

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

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Marketing, general and administrative expenses (including non-cash stock compensation expense of $280 and $682 for the three and six months ended une 30, 2006 and $15 and ($111) for the three and six months ended June 30, 2005)	$3,229	$2,517	$7,191	$4,670
Loss from equity investment	294	63	533	102

Marketing, General and Administrative Expenses. The increase reflects the CombiMatrix group’s adoption of SFAS No. 123R, effective January 1, 2006, which requires public companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements, as described under “Critical Accounting Estimates.” Non-cash stock compensation charges included in marketing, general and administrative expense for the three and six months ended June 30, 2006 totaled $280,000 and $682,000, respectively, as compared to $15,000 and a credit of $111,000 for the three and six months ended June 30, 2005.

Excluding the impact of the adoption of SFAS No. 123R, the change in marketing, general and administrative expenses was due primarily to an increase in general and administrative expenses incurred by CMDX, which commenced operations in the second quarter of 2005, an increase in the CombiMatrix group’s other corporate, general and administrative expenses related to ongoing operations and a decrease in marketing and sales expense.

A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

	For the Three Months Ended	For the Six Months Ended
	2006 vs. 2005	2006 vs. 2005

Decrease in marketing and sales expenses	$(360)	$(523)
Increase in general and administrative expenses related to CMDX	477	1,338
Increase in legal, accounting and other professional fees	344	923
Decrease in other general and administrative expenses	(14)	(10)

Loss from Equity Investment. As of June 30, 2006 and 2005, the CombiMatrix group owned 29% and 9.6%, respectively, of Leuchemix Inc., or Leuchemix, a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. The CombiMatrix group’s equity in the losses of Leuchemix increased due to the CombiMatrix group’s increased ownership in Leuchemix as well as an increase in expenses incurred by Leuchemix. The CombiMatrix group is under a contractual commitment to increase ownership to approximately 33% during 2006 and as a result, equity in loss of Leuchemix is expected to increase in future periods.

Other

Warrant Gains (Charges). In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” or SFAS No. 150, and related interpretations, certain AR-CombiMatrix stock purchase warrants outstanding at June 30, 2006 have been classified as a long-term liability due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liability are reflected in the statement of operations. Refer to Note 8 to the Acacia Research Corporation consolidated financial statements in Part I, Item 1 of this report.

Loss on Sale of Investment. In January 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship included the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio assumed all operational and financial responsibilities of CombiMatrix K.K. The net loss on the sale of 67% of the voting interest in CombiMatrix K.K. was $84,000. Subsequent to the sale, the CombiMatrix group’s investment in CombiMatrix K.K. was accounted for under the equity method. The deconsolidation of CombiMatrix K.K. did not have a material impact on the CombiMatrix group balance sheet as of June 30, 2006. The impact on the statement of operations resulting from the transition to the equity method of accounting for the CombiMatrix group's investment in CombiMatrix K.K. was not material during the periods presented.

Inflation

Inflation has not had a significant impact on the CombiMatrix group in the current or prior periods.

Liquidity and Capital Resources

At June 30, 2006, cash and cash equivalents and short-term investments totaled $10.0 million compared to $20.2 million at December 31, 2005. Working capital at June 30, 2006, was $9.3 million, compared $19.2 million at December 31, 2005. The change in working capital was due primarily to the impact of net cash flow activities as discussed below.

The net (decrease) increase in cash and cash equivalents for the six months ended June 30, 2006, and 2005, was comprised of the following (in thousands):

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Net cash provided by (used in):
Operating activities	$(8,102)	$(6,962)
Investing activities	3,280	11,127
Financing activities	86	327
Effect of exchange rate on cash	-	21
Increase (decrease) in cash and cash equivalents	$(4,736)	$4,513

Cash receipts from customers for the CombiMatrix group for the six months ended June 30, 2006, were $2.8 million, comprised of $1.6 million from the sale of array products and services and $1.2 million in payments received from the DoD. Cash receipts in the comparable 2005 period totaled $1.8 million, comprised of $1.3 million in biological threat detection contract payments received from the Department of Defense and $498,000 from the sale of array products and related services. Cash outflows from operations for the CombiMatrix group for the six months ended June 30, 2006, increased to $10.9 million, as compared to $8.8 million in the comparable 2005 period, due primarily to an increase in research and development, marketing general and administrative expenses related to CMDX as described above and the impact of the timing of vendor payments and related accruals.

The change in net cash flows used in investing activities was due primarily to net sales of available-for-sale investments by the CombiMatrix group in connection with ongoing short-term cash management activities. For the six months ending June 30, 2006, the CombiMatrix group incurred $450,000 of capital expenditures and $1.4 million in purchasing of Leuchemix preferred stock compared to $453,000 and $600,000, respectively, in the comparable 2005 period.

On June 14, 2006, Acacia Research Corporation entered into a Standby Equity Distribution Agreement (the “SEDA”) with Cornell Capital Partners, LP (“Cornell”), providing up to $50 million of equity financing from Cornell through the sale of AR-CombiMatrix common stock through June 2008. As of June 30, 2006, $49,450,000, or up to 12,681,174 shares of AR-CombiMatrix common stock are available under the SEDA. For more information on the terms of this agreement, please see Note 6 of our Consolidated Financial Statements in this report and our Form 8-K filed with the Commission on June 15, 2006 and our Form 8-K filed with the Commission on June 22, 2006, incorporated herein by reference.

Management believes that the CombiMatrix group’s cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet its cash requirements through at least September 30, 2007. The CombiMatrix group may however encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in our Risk Factors on pages 3, 4, 5, 6, 7, 8, 9, 10, 11 and 12 of our shelf registration statement on Form S-3 filed with the SEC on April 25, 2006, included as Exhibit 99.1 of our Quarterly Report for the three months ended March 31, 2006, and incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If the CombiMatrix group fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer.

Off-Balance Sheet Arrangements

The CombiMatrix group has not entered into off-balance sheet financing arrangements, other than operating leases. The CombiMatrix group has no significant commitments for capital expenditures in 2006. Other than as set forth below, the CombiMatrix group has no committed lines of credit or other committed funding or long-term debt. The following table lists the CombiMatrix group’s material known future cash commitments as of June 30, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Remaining 2006	2007	2008	2009	2010 and Thereafter
Operating leases (2)	$943	$1,937	$1,615	$-	$-
Minimum royalty payments(1)	50	100	100	100	875
Leuchemix equity purchases(3)	750	-	-	-	-
Total contractual cash obligations	$1,743	$2,037	$1,715	$100	$875
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

Acacia Technologies Group
(A Division of Acacia Research Corporation)
Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005

Division Net Income (Loss) (In thousands)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Division net income (loss)	$1,099	$(1,760)	$(1,310)	$(3,634)

The changes in net loss were primarily due to operating results and activities as discussed below.

Revenues (In thousands)
	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

License fees	$14,371	$2,682	$19,088	$4,545

License Fees.  Revenues for the three months ended June 30, 2006 included license fees from 27 new licensing agreements covering 9 of our technology licensing programs, as compared to 15 new licensing agreements covering 7 of our technology licensing programs in the comparable 2005 period. Revenues for the six months ended June 30, 2006 included license fees from 48 new licensing agreements covering 12 of our technology licensing programs, as compared to 29 new licensing agreements covering 8 of our technology licensing programs in the comparable 2005 period. License fee revenues recognized fluctuate from period to period primarily based on the following factors:

•
the dollar amount of agreements executed each period, which is primarily driven by the nature and characteristics of the technology being licensed and the magnitude of infringement associated with a specific licensee;

•	the specific terms and conditions of agreements executed each period and the periods of infringement contemplated by the respective payments;
•	fluctuations in the total number of agreements executed;
•	fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due;
•	the timing of the receipt of periodic license fee payments and/or reports from licensees; and
•	fluctuations in the net number of active licensees period to period.

Costs incurred in connection with the Acacia Technologies group’s ongoing licensing activities, other than inventor royalties expense and contingent legal fees expense, are included in marketing, general and administrative expenses.

Operating Expense (In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Marketing, general and administrative expenses (including non-cash stock compensation expense of $889 and $1,937 for the three and six months ended June 30, 2006)	$3,441	$1,759	$6,978	$3,369
Legal expenses - patents	685	536	1,051	1,097
Contingent legal fees and royalties expenses - patents	7,847	1,120	10,118	1,767
Amortization of patents	1,326	1,336	2,669	2,252
Write-off of patent-related intangible asset	297	-	297	-

Marketing, General and Administrative Expenses. The increase is primarily due to the Acacia Technologies group’s adoption of SFAS No. 123R, effective January 1, 2006, which requires public companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements, as described under “Critical Accounting Estimates.” Non-cash stock compensation charges included in marketing, general and administrative expense for the three and six months ended June 30, 2006 totaled $889,000 and $1.9 million. There were no non-cash stock compensation charges for the three and six months ended June 30, 2005.

Excluding the impact of the adoption of SFAS No. 123R, the change in marketing, general and administrative expenses was due primarily to an increase in personnel costs related to the addition of licensing, business development and engineering personnel, an increase in patent-related research and consulting expenses for new and ongoing licensing programs, and an increase in corporate, general and administrative costs related to ongoing operations. The net increase in other corporate, general and administrative expenses was comprised primarily of an increase in public and investor relations, office rent and other facilities costs.

A summary of the main drivers of the change in marketing, general and administrative expenses (excluding the impact of SFAS No. 123R) for the periods presented is as follows (in thousands):

	For the Three Months Ended	For the Six Months Ended
	2006 vs. 2005	2006 vs. 2005

Increase in personnel expenses	$237	$680
Increase in patent-related research and consulting expenses	422	540
Increase in legal, accounting and other professional fees	22	257
Increase in other general and administrative expenses	112	195

Legal Expense - Patents (Acacia Technologies group only). Patent-related legal expenses include patent-related prosecution and enforcement costs incurred by outside patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis. Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. The Acacia Technologies group currently has 25 ongoing law suits to enforce its patented technologies against a total of 93 defendants. We expect patent-related legal expenses to continue to fluctuate based on the factors summarized above in connection with the Acacia Technologies group’s ongoing patent commercialization and enforcement programs.

Inventor Royalties and Contingent Legal Fees Expense. During the three and six months ended June 30, 2006, the Acacia Technologies group incurred inventor royalty expenses of $4.0 million and $5.3 million, respectively, as compared to $528,000 and $810,000 for the three and six months ended June 30, 2005. Contingent legal fees expenses incurred during the three and six months ended June 30, 2006 were $3.8 million and $4.8 million, respectively, as compared to $592,000 and $1.0 million during the three and six months ended June 30, 2005. The majority of patent and patent rights agreements associated with patent portfolios acquired are subject to agreements with inventors that contain provisions granting to the original patent owners the right to receive inventor royalties based on future net revenues, as defined in the respective agreements and are also subject to contingent legal fee arrangements with outside attorneys engaged on a contingent fee basis. As such, inventor royalties and contingent legal fees expenses in future periods will continue to fluctuate in accordance with the timing and amount of related revenues recognized by the Acacia Technologies group from these patent portfolios.

Amortization of Patents. The increase was due primarily to six full months of patent amortization expense resulting from the January 28, 2005 GPH Acquisition for the six months ended June 30, 2006, as compared to five months of amortization in comparable 2005 period. In addition, amortization expense includes additional charges related to certain of the patent portfolios acquired by the Acacia Technologies group subsequent to June 30, 2005. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize acquired patent related costs over a weighted average remaining economic useful life of approximately 5 years.

Write-off of Patent-related Intangible Asset. During the three months ended June 30, 2006, the Acacia Technologies group recorded a non-cash impairment charge of $297,000, related to the write-off of a patent-related intangible asset. During the second quarter of 2006, pursuant to the terms of the respective license agreement, management elected to terminate its rights to exclusively license and enforce the patent, resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of June 30, 2006.

Other

Results for the six months ended June 30, 2005, include charges, net of minority interests, of $210,000, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations expired in August 2005.

Inflation

Inflation has not had a significant impact on the Acacia Technologies group in the current or previous periods.

Liquidity and Capital Resources

The Acacia Technologies group’s cash and cash equivalents and short-term investments totaled $40.7 million at June 30, 2006, compared to $39.0 million at December 31, 2005. Working capital at June 30, 2006, was $41.2 million, compared to $38.9 million at December 31, 2005.

The net increase (decrease) in cash and cash equivalents for the six months ended June 30, 2006, and 2005, was comprised of the following (in thousands):

	For the Six Months Ended
	June 30, 2006	June 30, 2005
Net cash provided by (used in):
Operating activities (including discontinued operations of $222 in 2006 and ($433) in 2005)	$2,939	$(2,762)
Investing activities (including discontinued operations of ($353) in 2006 and $0 in 2005)	(1,564)	(20,397)
Financing activities	242	19,479
Increase (decrease) in cash and cash equivalents	$1,617	$(3,680)

Cash receipts from licensees for the Acacia Technologies group for the six months ended June 30, 2006, increased to $19.6 million from $4.3 million in the comparable 2005 period. Net cash outflows from operations for the Acacia Technologies group for the six months ended June 30, 2006, increased to $16.7 million from $7.1 million in the comparable 2005 period, due to increases in inventor royalties expenses and contingent legal fees expenses, personnel expenses, corporate, general and administrative expenses, patent-related research and consulting expenses, as described above, and the impact of the timing of payments and related accruals.

The change in net cash flows used in investing activities for the periods presented reflects net short term investment activities in connection with ongoing short-term cash management activities. Net cash outflows from investing activities for the six months ended June 30, 2006 also included Acacia Technologies group patent related acquisitions costs totaling $1.0 million. Net cash outflows from investing activities for the six months ended June 30, 2005 reflects the $5.8 million cash consideration and related acquisition and registration costs paid in connection with the GPH Acquisition. In addition, in April 2006, a final distribution to Soundbreak.com’s minority shareholders was paid totaling $353,000.

Net cash flows provided by financing activities during the six months ended June 30, 2006 included proceeds from the exercise of AR-Acacia Technologies stock options of $335,000. Net cash flows provided by financing activities during the six months ended June 30, 2005 included net proceeds of approximately $19.5 million from the sale of 3.5 million shares of AR-Acacia Technologies stock in a registered direct offering.

Management believes that the Acacia Technologies group’s cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet the its cash requirements through at least September 30, 2007. The Acacia Technologies group may however encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in our Risk Factors on pages 3, 4, 12, 13 and 15 of our shelf registration statement on Form S-3 filed with the SEC on April 25, 2006, and included as Exhibit 99.1 of our Quarterly Report for the three months ended March 31, 2006, and incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If the Acacia Technologies group fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer.

Off-Balance Sheet Arrangements

The Acacia Technologies group has not entered into off-balance sheet financing arrangements, other than operating leases. The Acacia Technologies group has no significant commitments for capital expenditures in 2006. Other than as set forth below, the Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. The following table lists the Acacia Technologies group’s material known future cash commitments as of June 30, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Remaining 2006	2007	2008	2009	2010 and Thereafter
Operating leases (1)	$222	$552	$565	$588	$1,355
Consulting contract (2)	537	99	-	-	-
Total contractual cash obligations	$759	$651	$565	$588	$1,355
________________
(1)	Excludes any allocated rent expense in connection with Acacia Research Corporation’s management allocation policies.
(2)
Reflects January 2005 $2.0 million consulting contract commitment, including reimbursable expenses, to be paid over two years in connection with the Acacia Technologies group’s purchase of the assets of Global Patent Holdings, LLC in January 2005, as described above.

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

Item 4. CONTROLS AND PROCEDURES

(a)          Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported, within required time periods specified in Commission rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the reliability, preparation and fair presentation of published financial statements in accordance with generally accepted accounting principles.

Our management, with the participation of our Chief Executive Officer and Chief Financial Office carried out an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, such controls and procedures were not effective due to the material weakness discussed below.

(b)         Material weakness in internal control over financial reporting

A material weakness (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2) is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As of June 30, 2006, our management concluded that we did not maintain effective controls over revenue recognition. Specifically, the controls over the evaluation of certain non-standard terms and conditions contained in certain of the Acacia Technologies group's license agreements were not effective to ensure that revenue was recognized in the proper period in accordance with generally accepted accounting principles. This control deficiency resulted in an audit adjustment to our preliminary interim consolidated financial statements for the quarter ended June 30, 2006. In addition, this control deficiency would have resulted in a misstatement of revenue that would have resulted in a material misstatement to our annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, we have determined that this control deficiency constitutes a material weakness.

(c)         Changes in Internal Control Over Financial Reporting

To remediate the above described material weakness, we implemented additional analysis of our license agreements to ensure that revenue reported in our interim consolidated financial statements included herein was recognized in the proper period in accordance with generally accepted accounting principles.

In addition to the additional procedures performed in conjunction with the preparation of our second quarter 2006 financial statements to ensure our consolidated financial statements included herein were prepared in accordance with generally accepted accounting principles, during the third quarter of fiscal 2006, we are implementing enhanced procedures and controls which include an emphasis on the evaluation of revenue recognition for our license arrangements with non-standard terms and conditions. We continue to monitor and assess our remediation activities to ensure that the material weakness discussed above is remediated as soon as practicable.

PART II--OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to Note 10 to the Acacia Research Corporation consolidated financial statements, contained in Part I, Item 1 of this report, and hereby incorporated by reference.

Item 1A. RISK FACTORS

An investment in our stock involves a number of risks. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this quarterly report and in our annual report on Form 10-K for the year ending December 31, 2005, filed with the Commission on March 16, 2006. If any of the risks incorporated by reference into this quarterly report or into our annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment. You should carefully review the “Risk Factors” set forth on pages 3 through 22 of our registration statement on Form S-3 filed with the Commission on April 25, 2006, included as Exhibit 99.1 of our Quarterly Report for the three months ended March 31, 2006 and hereby incorporated by reference.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
We held our annual meeting of stockholders on May 16, 2006 in Newport Beach, California.

(i) At the annual meeting, the following persons were elected directors for a three-year term ending in 2009 based on the voting results below:

Name	For	Withheld
Paul R. Ryan	124,864,191	1,223,051
G. Louis Graziadio, III	113,834,940	12,252,302
Rigdon Currie	114,692,109	11,395,133

The following persons’ terms as directors continued after the annual meeting and end in 2007: Robert L. Harris, II, Fred A. DeBoom, Amit Kumar, Ph.D.

The following persons' terms as directors continued after the annual meeting and end in 2008: Thomas B. Akin, Edward W. Frykman.

(ii)  The stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.   The voting results were as follows:

For	Against	Abstain
119,980,843	5,832,156	274,243

(iii ) The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006. The voting results were as follows:

For	Against	Abstain
124,848,789	1,159,394	79,059

Item 6. EXHIBITS

10.1	Standby Equity Distribution Agreement, dated June 14, 2006, by and between Cornell Capital Partners, LP and Acacia Research Corporation (1)
10.2	Amendment to Standby Equity Distribution Agreement, dated June 14, 2006, by and between Cornell Capital Partners, LP and Acacia Research Corporation (2)
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors incorporated by reference into Part II, Item 1A (3)

__________________

(1)	Incorporated by reference to the Current Report on Form 8-K filed on June 15, 2006, by Acacia Research Corporation.
(2)	Incorporated by reference to the Current Report on Form 8-K, filed on June 22, 2006, by Acacia Research Corporation.
(3)	Incorporated by reference to Exhibit 99.1 of our Quarterly Report for the three months ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By: /S/ Paul R. Ryan
      Paul R. Ryan
      Chief Executive Officer
      (Principal Executive Officer)

By: /S/ Clayton J. Haynes
       Clayton J. Haynes
       Chief Financial Officer /Treasurer
       (Principal Financial Officer)

Date: August 9, 2006

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT
10.1	Standby Equity Distribution Agreement, dated June 14, 2006, by and between Cornell Capital Partners, LP and Acacia Research Corporation (1)
10.2	Amendment to Standby Equity Distribution Agreement, dated June 14, 2006, by and between Cornell Capital Partners, LP and Acacia Research Corporation (2)
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors incorporated by reference into Part II, Item 1A (3)

_____________________

(1)	Incorporated by reference to the Current Report on Form 8-K filed on June 15, 2006, by Acacia Research Corporation.
(2)	Incorporated by reference to the Current Report on Form 8-K, filed on June 22, 2006, by Acacia Research Corporation.
(3)	Incorporated by reference to Exhibit 99.1 of our Quarterly Report for the three months ended March 31, 2006.