Form 10-Q
period 2006-09-30
ACACIA RESEARCH CORP
filed 2006-11-09
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of October 31, 2006, 28,020,042 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of October 31, 2006, 41,507,579 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

 ACACIA RESEARCH CORPORATION
Table of Contents

Part I. Financial Information

Item 1.	Financial Statements

	Acacia Research Corporation Consolidated Financial Statements

	Consolidated Balance Sheets as of September 30, 2006, and December 31, 2005 (Unaudited)	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2006 and 2005 (Unaudited)	2

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	3

	Notes to Consolidated Financial Statements (Unaudited).	4

	*Acacia Technologies Group Financial Statements

	Balance Sheets as of September 30, 2006, and December 31, 2005 (Unaudited)	25

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2006 and 2005 (Unaudited)	26

	Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	27

	Notes to Financial Statements (Unaudited)	28

	*CombiMatrix Group Financial Statements

	Balance Sheets as of September 30, 2006, and December 31, 2005 (Unaudited)	33

	Statements of Operations for the Three Months and Nine Months Ended September 30, 2006 and 2005 (Unaudited)	34

	Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)	35

	Notes to Financial Statements (Unaudited)	36

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65

Item 4.	Controls and Procedures	65

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

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$27,791	$20,164
Short-term investments	26,511	39,009
Accounts receivable	2,762	5,332
Prepaid expenses, inventory, and other assets	1,955	2,115
Total current assets	59,019	66,620

Property and equipment, net of accumulated depreciation	2,259	2,484
Patents, net of accumulated amortization	26,931	31,712
Goodwill	17,039	18,980
Other assets	2,747	1,638
	$107,995	$121,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,883	$3,924
Royalties and legal fees payable	2,343	3,758
Current portion of deferred revenues	930	804
Total current liabilities	9,156	8,486

Deferred income taxes	-	2,701
Deferred revenues, net of current portion	1,145	1,439
Other liabilities	736	1,464
Total liabilities	11,037	14,090

Commitments and contingencies (Note 10)

Minority interests	-	447

Redeemable stockholders' equity:
Preferred stock
Acacia Research Corporation, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock
Acacia Research - Acacia Technologies stock, par value $0.001 per share; 50,000,000 shares authorized; 28,017,459 and 27,722,242 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	28	28
Acacia Research - CombiMatrix stock, par value $0.001 per share; 50,000,000 shares authorized; 41,405,798 and 38,992,402 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	41	39
Additional paid-in capital	321,604	315,146
Deferred stock compensation	-	(1,400)
Accumulated comprehensive income	16	(2)
Accumulated deficit	(224,731)	(206,914)
Total stockholders' equity	96,958	106,897

	$107,995	$121,434

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues:
License fees	$8,424	$6,783	$27,512	$11,328
Government contract	725	973	1,563	2,985
Products	968	453	3,050	1,298
Service contracts	151	37	268	106
Total revenues	10,268	8,246	32,393	15,717

Operating expenses:
Cost of government contract revenues	684	920	1,476	2,820
Cost of product sales	412	282	973	635
Research and development expenses (including non-cash stock compensation expense of $311 and $797 for the three and nine months ended September 30, 2006 and $0 for the three and nine months ended September 30, 2005)	2,819	1,527	7,380	4,082
Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,262 and $3,881 for the three and nine months ended September 30, 2006 and $88 and ($23) for the three and nine months ended September 30, 2005)	6,315	4,918	20,086	12,957
Legal expenses - patents	2,354	1,076	3,803	2,173
Inventor royalties and contingent legal fees expense - patents	2,623	3,939	12,741	5,706
Inventor royalties - V-chip	-	225	-	225
Amortization of patents	1,596	1,607	4,813	4,407
Write-off of patent-related intangible asset	-	-	297	-
Legal settlement credits	-	(211)	-	(406)
Loss from equity investments	253	100	786	202
Total operating expenses	17,056	14,383	52,355	32,801
Operating loss	(6,788)	(6,137)	(19,962)	(17,084)

Other income (expense):
Interest and investment income	501	434	1,572	1,090
Loss on sale of interest in subsidiary	-	-	(84)	-
Warrant gains (charges)	913	163	663	163
Total other income, net	1,414	597	2,151	1,253

Loss from continuing operations before income taxes and minority interests	(5,374)	(5,540)	(17,811)	(15,831)

(Provision) benefit for income taxes	(2)	98	(6)	232

Loss from continuing operations before minority interests	(5,376)	(5,442)	(17,817)	(15,599)

Minority interests	-	1	-	1

Loss from continuing operations	(5,376)	(5,441)	(17,817)	(15,598)

Discontinued operations:

Estimated loss on disposal of discontinued operations	-	-	-	(210)

Net loss	(5,376)	(5,441)	(17,817)	(15,808)

Unrealized gains (losses) on short-term investments	70	(5)	73	2
Unrealized gains on foreign currency translation	2	14	6	36
Sale of interest in subsidiary's cumulative translation adjustment	-	-	(61)	-

Comprehensive loss	$(5,304)	$(5,432)	$(17,799)	$(15,770)

Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
Loss from continuing operations	$(1,049)	$(1,558)	$(2,359)	$(4,982)
Basic and diluted loss per share	(0.04)	(0.06)	(0.09)	(0.19)
Loss from discontinued operations	$-	$-	$-	$(210)
Basic and diluted loss per share	-	-	-	(0.01)
Net loss	$(1,049)	$(1,558)	$(2,359)	$(5,192)
Basic and diluted loss per share	(0.04)	(0.06)	(0.09)	(0.20)

Attributable to the CombiMatrix group:
Net loss	$(4,327)	$(3,883)	$(15,458)	$(10,616)
Basic and diluted loss per share	(0.11)	(0.12)	(0.39)	(0.33)

Weighted average shares:
Acacia Research - Acacia Technologies stock:
Basic and diluted	27,567,848	27,302,693	27,492,410	26,387,562
Acacia Research - CombiMatrix stock:
Basic and diluted	40,209,640	33,239,726	39,411,421	31,887,872

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net loss	$(17,817)	$(15,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,553	5,260
Minority interests	-	3
Non-cash stock compensation	4,678	(23)
Deferred income taxes	(70)	(210)
Non-cash warrant charges (gains)	(663)	(163)
Non-cash legal settlement charges (credits)	-	(406)
Loss on disposal of discontinued operations	-	210
Write-off of patent-related intangible asset	297	-
Loss from equity investments	786	253
Loss on sale of interest in subsidiary	84	-
Stock issued to consultant	94	-
Other	42	(128)
Changes in assets and liabilities, excluding effect of business acquisition:
Accounts receivable	2,553	(986)
Prepaid expenses, inventory and other assets	(213)	(576)
Accounts payable and accrued expenses	2,285	574
Royalties and legal fees payable	(1,415)	1,331
Deferred revenues	(115)	375
Net cash used in operating activities from continuing operations	(3,921)	(10,294)
Net cash provided by (used in) operating activities from discontinued operations	222	(525)
Net cash used in operating activities	(3,699)	(10,819)

Cash flows from investing activities:
Purchase of property and equipment	(619)	(1,162)
Purchase of available-for-sale investments	(14,927)	(57,309)
Sale of available-for-sale investments	27,485	59,260
Business acquisition (Note 7)	(16)	(5,796)
Purchase of additional interests in equity method investee	(1,400)	(1,100)
Patent acquisition costs	(1,020)	(445)
Sale of interest in subsidiary (net of cash disposed)	(369)	-

Net cash provided by (used in) investing activities	9,134	(6,552)
Net cash used in investing activities from discontinued operations	(353)	-
Net cash provided by (used in) investing activities	8,781	(6,552)

Cash flows from financing activities:
Proceeds from sale of common stock, net of issuance costs	2,640	32,354
Prepaid Standby Equity Distribution Agreement commitment fees (Note 6)	(550)	-
Proceeds from the exercise of stock options	455	187

Net cash provided by financing activities	2,545	32,541

Effect of exchange rate on cash	-	35

Increase in cash and cash equivalents	7,627	15,205

Cash and cash equivalents, beginning	20,164	13,910

Cash and cash equivalents, ending	$27,791	$29,115

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Acacia Research Corporation (“we,” “us” and “our”) is comprised of two operating groups.

Acacia Technologies Group

The Acacia Technologies group, a division of Acacia Research Corporation, develops, acquires, licenses and enforces patented technologies. The Acacia Technologies group owns and has rights to patent portfolios covering a wide range of technology areas. The Acacia Technologies group is primarily comprised of certain of Acacia Research Corporation’s direct and or indirect wholly owned subsidiaries and limited liability companies including:

• Acacia Global Acquisition Corporation
• Acacia Media Technologies Corporation
• Acacia Patent Acquisition Corporation
• Acacia Technologies Services Corporation
• AV Technologies LLC
• Broadcast Data Retrieval Corporation
• Broadcast Innovation LLC
• Computer Acceleration Corporation
• Computer Cache Coherency Corporation
• Computer Docking Station Corporation
• Credit Card Fraud Control Corporation
• Data Encryption Corporation
• Data Innovation LLC
• Diagnostic Systems Corporation
• Disk Link Corporation
• Financial Systems Innovation LLC
• High Resolution Optics Corporation

• Information Technology Innovation LLC
• InternetAd LLC
• IP Innovation LLC
• KY Data Systems LLC
• Micromesh Technology Corporation
• Microprocessor Enhancement Corporation
• New Medium LLC
• Peer Communications Corporation
• Product Activation Corporation
• Resource Scheduling Corporation
• Software Collaboration Corporation
• Soundview Technologies, Inc.
• Spreadsheet Automation Corporation
• TechSearch LLC
• Telematics Corporation
• VData LLC

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. The transaction is expected to be completed no sooner than the first quarter of 2007, subject, however, to determination that there are no significant negative tax consequences to Acacia Research Corporation or it’s shareholders and completing the required filings with the Securities and Exchange Commission, or SEC. We have received a private letter ruling from the IRS addressing certain tax implications of the transaction and have requested a tax opinion from counsel. If the conditions are met, Acacia Research Corporation will redeem all of the issued and outstanding shares of AR-CombiMatrix common stock for all of the common stock of CombiMatrix Corporation, which will register its common stock under the Securities and Exchange Act of 1934. Following the redemption, CombiMatrix Corporation will apply to list its shares for trading on a national exchange.

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

Management believes that the Acacia Technologies group’s cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet our cash requirements through at least November 2007.

Management believes that the CombiMatrix group’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit, including the standby equity distribution agreement (the “SEDA”), discussed at Note 6, will be sufficient to meet its cash requirements for the next six months.

The Acacia Technologies Group. To date, the Acacia Technologies group has relied upon the receipt of license fee payments from the licensing of the Acacia Technologies group’s patented technologies and the selling of Acacia Research Corporation equity securities to generate the funds needed to finance the operations of the Acacia Technologies group. The Acacia Technologies group began to commercially license its DMT® technology in 2003. The GPH Acquisition provided the Acacia Technologies group with ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. Subsequent to the GPH Acquisition, the Acacia Technologies group has acquired or acquired the rights to over 20 additional patent portfolios, covering a wide range of technology areas, which it intends to develop, license and enforce.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The CombiMatrix Group. The CombiMatrix group is deploying new and unproven technologies and continues to develop its commercial products. The CombiMatrix group has several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. Management believes that the CombiMatrix group’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit including the SEDA will be sufficient to meet its cash requirements for the next six months. In order for the CombiMatrix group to continue as a going concern beyond March 31, 2007, the CombiMatrix group will be required to obtain capital from external sources, including the SEDA. However, based on the recent decline in the market value of AR-CombiMatrix stock, which began trading below $1.00 per share in late September 2006, and due to the limitation of the number of shares of AR-CombiMatrix stock available on the SEDA, the CombiMatrix group may be required to seek additional sources of financing, including the issuance of debt and/or equity securities that may not be available at times and at terms acceptable to the CombiMatrix group. The issuance of equity securities will also cause dilution to the AR-CombiMatrix shareholders. If external financing sources beyond the SEDA are not available or are inadequate to fund the operations of the CombiMatrix group, it will be required to reduce its operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the CombiMatrix group. For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray products and services. Also, reduction in operating costs at our diagnostics subsidiary in Irvine, California, (CMDX), should they occur, could jeopardize its ability to launch, market and sell additional products and services necessary in order to grow and sustain its operations and eventually achieve profitability.

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

Acacia Research Corporation’s cash and cash equivalent and short term investment balances, cash flows and anticipated cash flows from operations and other sources of external credit, are attributed to the Acacia Technologies group and the CombiMatrix group based on the respective assets of the specific businesses comprising each group. Issuances of AR-Acacia Technologies stock (and the proceeds thereof) are attributed to the Acacia Technologies group and issuances of AR-CombiMatrix stock (and the proceeds thereof) are attributed to the CombiMatrix group. Neither of the groups is obligated to fund the ongoing operations of the other group. Management has no intent to use the cash and cash equivalent balances, anticipated cash flow from operations, and other external sources of available credit of one group to fund the ongoing operations of the other group.

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

The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2006, and results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the entire year.

Separate Group Presentation. AR-CombiMatrix stock and AR-Acacia Technologies stock are intended to reflect the separate performance of the respective division of Acacia Research Corporation. The CombiMatrix group and the Acacia Technologies group are not separate legal entities. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock are stockholders of Acacia Research Corporation. As a result, holders of AR-CombiMatrix stock and AR-Acacia Technologies stock continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets of Acacia Research Corporation attributes to one of the groups could be subject to the liabilities of the other group. The group financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and taken together, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of the groups reflect the financial position, results of operations, and cash flows of the businesses included therein. The financial statements of the groups include the accounts or assets of Acacia Research Corporation specifically attributed to the groups and were prepared using amounts included in Acacia Research Corporation’s consolidated financial statements.

Minority interests represent participation of other stockholders in the net equity and in the division earnings and losses of the groups and are reflected in the caption “Minority interests” in the group financial statements. Minority interests adjust group net results of operations to reflect only the group’s share of the division earnings or losses of non-wholly owned investees.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Revision in the Classification of Certain Securities. In connection with the preparation of the 2005 consolidated financial statements, Acacia Research Corporation concluded that it was appropriate to classify its annuity investments as current investments.  Prior to 2005, such investments had been classified as cash and cash equivalents. Accordingly, we have made adjustments to our consolidated statement of cash flows for the nine months ended September 30, 2005, to reflect the gross purchases of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported statements of cash flows, and it does not affect our previously reported statements of operations for any period.

As of September 30, 2005, before this revision in classification, $4,933,000 of these current investments were classified as cash and cash equivalents on our consolidated balance sheet.  There were no material purchases or sales of annuity investments during any of the periods presented, as such, the impact of the revision in classification on consolidated cash flows from investing activities was not material for any of the periods presented.

Concentrations. Two and three licensee(s) individually accounted for greater than 10% of the Acacia Technologies group’s license fee revenues recognized during the three and nine months ended September 30, 2006, as compared to one licensee during the three and nine months ended September 30, 2005, respectively.  Three and two licensees represented approximately 82% and 95% of the Acacia Technologies group’s accounts receivable at September 30, 2006 and December 31, 2005, respectively.

Two and no customer(s) individually accounted for greater than 10% of the CombiMatrix group’s product sales recognized during the three and nine months ended September 30, 2006, as compared to one and no customer(s) during the three and nine months ended September 30, 2005, respectively. Five and two customers represented approximately 89% and 84% of the CombiMatrix group’s accounts receivable at September 30, 2006 and December 31, 2005, respectively.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the nine months ended September 30, 2006 includes: (i) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). The cumulative effect of applying an estimated forfeiture percentage to stock-based payments granted prior to, but not yet vested as of, January 1, 2006 was not material.

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

The fair value of stock options was estimated using the Black-Scholes option-pricing model based on the following weighted average assumptions:

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Risk Free Interest Rate	Term	Volatility	Dividends

For the Three Months Ended September 30, 2006 (1)
AR-CombiMatrix stock	5.10%	6 years	82%	0%
CMDX stock	5.00%	6.25 years	82%	0%

For the Nine Months Ended September 30, 2006
AR-CombiMatrix stock	5.06%	6 years	82%	0%
AR-Acacia Technologies stock	4.30%	6 years	75%	0%
CMDX stock	5.07%	6.25 years	82%	0%

 ___________________________________
(1) No AR - Acacia Technologies stock options were granted during the three months ended September 30, 2006.

The following table illustrates the impact of share-based compensation expense on reported amounts (in thousands, except for per share data):

	For the Three Months Ended September 30, 2006		For the Nine Months Ended September 30, 2006
		Impact of Stock		Impact of Stock
	As Reported	Based Compensation	As Reported	Based Compensation

Loss from continuing operations before income taxes	$(5,374)	$(1,310)	$(17,811)	$(3,789)
Net loss	(5,376)	(1,310)	(17,817)	(3,789)

Loss per share:
AR-Acacia Technologies stock:
Stock-based compensation	$-	$(702)	$-	$(2,072)
Basic and diluted	$(0.04)	$(0.03)	$(0.09)	$(0.08)

AR-CombiMatrix stock:
Stock-based compensation	$-	$(608)	$-	$(1,717)
Basic and diluted	$(0.11)	$(0.02)	$(0.39)	$(0.04)

Stock-based compensation expense for the three and nine months ended September 30, 2006 and 2005 is included in research and development expenses and marketing, general and administrative expenses, as disclosed in the accompanying consolidated statement of operations and comprehensive income (loss).

Awards granted prior to Acacia Research Corporation’s implementation of SFAS No. 123R were accounted for under the recognition and measurement principles of APB No. 25 and related interpretations. Accordingly, no stock-based employee compensation cost was reflected in the accompanying unaudited consolidated statements of operations for the three and nine months ended September 30, 2005, because all options granted under Acacia Research Corporation’s plans had exercise prices equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the pro forma effect on net loss and loss per share, if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	AR-Acacia Technologies Stock		AR-Acacia CombiMatrix Stock
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005	September 30, 2005	September 30, 2005

Loss from continuing operations, as reported	$(1,558)	$(5,192)	$(3,883)	$(10,616)
Add: Stock-based compensation, intrinsic value method reported in net loss, net of tax(3)	-	123	-	-
Deduct: Pro forma stock-based compensation fair value method (2)	(726)	(1,945)	(870)	(2,549)
Loss from continuing operations, pro forma	$(2,284)	$(7,014)	$(4,753)	$(13,165)

Basic and diluted loss per share from operations, as reported	$(0.06)	$(0.20)	$(0.12)	$(0.33)
Basic and diluted loss per share from operations, pro forma	$(0.08)	$(0.27)	$(0.14)	$(0.41)

Weighted Average Assumptions used (1)
Risk free interest rate	3.96%	3.76%	3.97%	3.83%
Volatility	94%	94%	88%	88%
Expected term	5 years	5 years	5 years	5 years
___________________________
(1)	The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value calculations assume no expected dividends.
(2)
The previously reported 2005 pro forma income (loss) from operations and related pro forma earnings (loss) per share amounts have been revised for a computational error in the amortization of stock compensation expense and to reflect amounts with a 0% effective tax rate due to the full valuation allowance recoded by Acacia Research Corporation for all periods presented and to exclude stock compensation expense related to non-employees.

(3)
Includes the impact of non-cash stock compensation expense related to restricted stock grants. The pro forma impact on net income (loss) and earnings (loss) per share of options outstanding under the CombiMatrix Molecular Diagnostics, Inc. Plan was not material.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

3.    EARNINGS (LOSS) PER SHARE

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

Weighted average share information for the periods presented was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Acacia Research - Acacia Technologies stock

Basic and diluted weighted average number of common shares outstanding	27,567,848	27,302,693	27,492,410	26,387,562
All outstanding stock awards excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	6,520,052	6,201,869	6,520,052	6,201,869

Acacia Research - CombiMatrix stock
Basic and diluted weighted average number of common shares outstanding	40,209,640	33,239,726	39,411,421	31,887,872
All outstanding stock options excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	8,557,557	6,981,677	8,557,557	6,981,677

Outstanding stock options under the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan, as disclosed at Note 9, have also been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

4.    GOODWILL AND INTANGIBLES

The Acacia Technologies group had $121,000 of goodwill at September 30, 2006, and December 31, 2005. The CombiMatrix group had $16,918,000 and $18,859,000 of goodwill at September 30, 2006, and December 31, 2005, respectively.

Acacia Research Corporation’s identifiable intangible assets at September 30, 2006, and December 31, 2005, are comprised of patents and patent rights. The gross carrying amounts and accumulated amortization as of September 30, 2006, and December 31, 2005, related to patents and patent rights, by segment, are as follows (in thousands):

	Acacia Technologies Group		CombiMatrix Group		Consolidated
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005	2006	2005

Gross carrying amount - patents	$30,307	$30,392	$12,095	$12,095	$42,402	$42,487
Accumulated amortization	(10,480)	(6,606)	(4,991)	(4,169)	(15,471)	(10,775)
Patents, net	$19,827	$23,786	$7,104	$7,926	$26,931	$31,712

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Acacia Technologies group and the CombiMatrix group’s patents have remaining estimated economic useful lives up to 2013 and 2020, respectively. The weighted average remaining estimated economic useful life of the Acacia Technologies group’s patents is 5 years. The weighted average remaining estimated economic useful life of the CombiMatrix group’s patents is 9 years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2010 is estimated to be $5,272,000 in 2006, $5,235,000 in 2007, $3,912,000 in 2008, $3,461,000 in 2009 and $3,270,000 in 2010 for the Acacia Technologies group and $1,095,000 per year for the CombiMatrix group. At September 30, 2006, and December 31, 2005, all of our acquired intangible assets other than goodwill were subject to amortization.

For the nine months ended September 30, 2006, the Acacia Technologies group incurred patent acquisition costs totaling $1,020,000 in connection with the acquisition of the rights to several additional patent portfolios. The acquired patents and patent rights have estimated economic useful lives ranging from five to seven years. Refer to Note 7 for additions to patent related intangibles during the nine months ended September 30, 2005.

In June 2006, the Acacia Technologies group recorded a non-cash charge of $297,000, related to the write-off of a patent-related intangible asset. We review long-lived assets and intangible assets for potential impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. During the second quarter of 2006, pursuant to the terms of the respective license agreement, management elected to terminate its rights to exclusively license and enforce the patent, resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of June 30, 2006.

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

5.    RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard, if any, on our consolidated and separate group financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Historically, we have evaluated uncorrected differences utilizing the “rollover” approach, and we are currently evaluating the impact, if any, of adopting the provisions of SAB 108 on our consolidated and separate group financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact, if any, of adopting SFAS No. 157 on our consolidated and separate group financial position, results of operations and cash flows.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Upon closing of the SEDA, the CombiMatrix group paid Cornell a one-time commitment fee of $550,000 and an additional $20,000 in due diligence and other closing-related costs. The $550,000 fee was recorded as a long-term asset and will be amortized against future advances as costs of equity issuances. On June 23 2006, Cornell purchased 343,750 shares of AR-CombiMatrix common stock at $1.60 per share (which was not an advance under the SEDA), based on the fair value of AR-CombiMatrix stock on June 12, 2006. The shares of AR-CombiMatrix stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. Since executing the SEDA through September 30, 2006, Acacia Research Corporation has requested three advances from Cornell to purchase a total of 2,019,646 shares of AR-CombiMatrix stock at prices ranging from $1.16 to $1.13 per share, resulting in net proceeds of $2,207,000 contributed to the CombiMatrix group. Subsequent to September 30, 2006 through November 2, 2006, an additional 1,191,699 shares of AR-CombiMatrix stock at prices ranging from $0.98 to $0.73 per share have been sold to Cornell, generating net proceeds of $863,000 contributed to the CombiMatrix group. As of November 2, 2006, 9,813,579 shares of AR-CombiMatrix common stock remain available under the SEDA.

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

In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC who, as a result of the acquisition transaction, is also a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the three and nine months ended September 30, 2006 include $272,000 and $816,000, respectively, in expenses related to the consulting agreement. Marketing, general and administrative expenses for the three and nine months ended September 30, 2005 include $274,000 and $738,000, respectively, in expenses related to the consulting agreement. Consulting services to be performed consist primarily of consultation on intellectual property matters associated with the patents and patent rights acquired in the transaction. The consulting fees are being expensed in the consolidated statement of operations as the consulting services are rendered during the two-year term of the consulting agreement. Acacia Global Acquisition Corporation may terminate the consulting agreement for cause as provided for in the agreement. The consulting agreement also contains certain automatic termination provisions, including; the failure by Acacia Global Acquisition Corporation to make timely consulting payments in accordance with the agreement; a significant decrease in working capital of Acacia Research Corporation, as defined in the agreement; material breach of the agreement by Acacia Global Acquisition Corporation; and the death of the consultant. Any occurrence of these conditions may require the payment of all remaining consulting fees outstanding under the agreement within thirty days of the occurrence of the termination event. Acacia Research Corporation also executed an agreement guaranteeing Acacia Global Acquisition Corporation’s performance of its obligations under the consulting agreement.

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

Acacia Research Corporation adopted FASB Staff Position No. 150-5 (“FSP No. 150-5”), effective July 1, 2005, which requires that warrants for shares that are redeemable be classified as liabilities, based on the fair values of the warrants, which are required to be marked to market at each balance sheet date. The fair value of contingently redeemable AR-CombiMatrix stock purchase warrants outstanding at September 30, 2006 and December 31, 2005 was $719,000 and $1,381,000, respectively. Net warrant gains for the three and nine months ended September 30, 2006, reflected in other income (expense), related to changes in the fair value of the warrant liability totaled $913,000 and $663,000, respectively. Net warrant gains for the three and nine months ended September 30, 2005 totaled $163,000.

The fair value of AR-CombiMatrix stock purchase warrants was determined using the Black-Scholes option-pricing model, assuming weighted average risk free interest rates over the remaining term of the warrants of approximately 4.35% in December 2005 and 4.71% (two-year) and 4.62% (four year) in September 2006, volatility over the remaining term of the warrants of 84% in December 2005 and 79% and 82% in September 2006, and remaining terms of two to four years.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The authorized number of shares of common stock subject to the AR-Acacia Technologies Group Plan is 7,208,000 shares. The authorized number of shares of common stock subject to the AR-CombiMatrix Group Plan is 10,910,000 shares. The number of shares of common stock available for issuance under the AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan automatically increases on the first trading day of January each calendar year during the term of the Plan by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 500,000 shares for the AR-Acacia Technologies Group Plan and 600,000 shares for the AR-CombiMatrix Group Plan. The aggregate number of shares of common stock available for issuance under either Plan shall not exceed 20,000,000 shares. At September 30, 2006, shares available for grant are 53,427 and 1,038,872 under the AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan, respectively.  The AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan do not segregate the number of securities remaining available for future issuance among stock options and other awards. The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. Upon the exercise of stock options or the granting of restricted stock, it is Acacia Research Corporation’s policy to issue new shares of the respective class of common stock.

A summary of option activity under our stock option plans for the nine months ended September 30, 2006 is as follows:

AR-CombiMatrix Stock:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	6,925,000	$6.82
Granted	1,834,000	$1.41
Exercised	-	-
Forfeited	(95,000)	$3.11
Expired	(106,000)	$6.72
Outstanding at September 30, 2006	8,558,000	$5.70	6.5 years	-
Vested and Exercisable at September 30, 2006	6,185,000	$7.13	5.4 years	-

The weighted average grant date fair value of stock options granted during the three and nine months ended September 30, 2006 was $1.02, and during the three and nine months ended September, 30, 2005 was $1.38 and $2.09, respectively. No AR-CombiMatrix options were exercised during the three and nine months ended September 30, 2006. The total intrinsic value of options exercised during the three and nine months ended September 30, 2005 was not material. The fair value of options vested during the three and nine months ended September 30, 2006 was $486,000 and $2,138,000, respectively, and during the three and nine months ended September 30, 2005 was $686,000 and $2,327,000, respectively. As of September 30, 2006, the total unrecognized compensation expense related to nonvested stock option awards was $2,932,000, which is expected to be recognized over a weighted average term of approximately one year.

AR-Acacia Technologies Stock:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	5,977,000	$7.64
Granted	465,000	$7.75
Exercised	(216,000)	$2.11
Forfeited	(94,000)	$6.12
Outstanding at September 30, 2006	6,132,000	$7.87	5.9 years	$31,224,000
Vested and Exercisable at September 30, 2006	4,866,000	$8.43	5.3 years	$24,069,000

The weighted average grant date fair value of stock options granted during the nine months ended September 30, 2006 was $5.35 (no AR-Acacia Technologies stock options were granted during the three months ended September 30, 2006) and for the three and nine months ended September, 30, 2005 was $3.73 and $4.04, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $583,000 and $1,980,000, respectively, and during the three and nine months ended September 30, 2005 was $141,000 and $231,000, respectively. The fair value of options vested during the three and nine months ended September 30, 2006 was $950,000 and $2,825,000, respectively, and during the three and nine months ended September 30, 2005 was $399,000 and $1,156,000, respectively. As of September 30, 2006, the total unrecognized compensation expense related to nonvested stock option awards was $3,444,000, which is expected to be recognized over a weighted average term of approximately two years.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of the status of AR-Acacia Technologies nonvested restricted shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is as follows:
AR-Acacia Technologies Stock:	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested restricted stock at December 31, 2005	338,000	$5.07
Granted	102,000	$10.82
Vested	(30,000)	$7.16
Forfeited	(23,000)	$6.75
Nonvested restricted stock at September 30, 2006	387,000	$6.33

As of September 30, 2006, the total unrecognized compensation expense related to nonvested restricted stock awards was $1,405,000, which is expected to be recognized over a weighted average period of approximately one year. The total fair value of shares vested during the three and nine months ended September 30, 2006 was $0 and $215,000, respectively. There are no restricted share grants outstanding under the AR-CombiMatrix Group Plan.

At September 30, 2006, Acacia Research Corporation and its separate operating groups continue to record a full valuation allowance against its deferred tax assets due to management’s determination that the criteria for recognition have not been met. As such, the implementation and subsequent accounting for stock based awards under SFAS No. 123R did not have an impact on Acacia Research Corporation’s or the separate group’s deferred taxes or related tax provisions for the periods presented.

CombiMatrix Molecular Diagnostics 2005 Stock Award Plan

CombiMatrix Corporation’s wholly owned subsidiary, CMDX, executed the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan (the "CMDX Plan") with plan provisions and terms similar to that of the AR-CombiMatrix Group Plan, as described above. The authorized number of shares of common stock subject to the CMDX Plan is 4,000,000 shares. At September 30, 2006, shares available for grant under the CMDX Plan are 2,150,000. A summary of option activity under CMDX Plan for the nine months ended September 30, 2006 is as follows:

CMDX Stock:	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2005	1,692,000	$0.10
Granted	910,000	$0.50
Exercised	-	-
Forfeited	(752,000)	$0.10
Outstanding at September 30, 2006	1,850,000	$0.30	8.8 years	$557,000
Vested and Exercisable at September 30, 2006	171,000	$0.12	5 years	$20,000

The weighted average grant date fair value of stock options granted during the three and nine months ended September 30, 2006 was $0.37, and during the three and nine months ended September 30, 2005 was $0.07. As of September 30, 2006, the total unrecognized compensation expense related to nonvested stock option awards was $244,000, which is expected to be recognized over a weighted average term of approximately 2.7 years. Total stock compensation expense recognized and the fair value of options vested for the three and nine months ended September 30, 2006 were not material.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.    COMMITMENTS AND CONTINGENCIES

Collaborative and Research Agreements

On February 8, 2006, the CombiMatrix group executed a one-year, $2.1 million contract with the Department of Defense (“DoD”) to further the development of the CombiMatrix group's array technology for the electrochemical detection of biological and chemical threat agents. Under the terms of this contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $2.1 million. As of September 30, 2006, the CombiMatrix group had incurred $1.1 million in actual contract costs for the electrochemical detection contract. In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the DoD to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents. This contract was completed in December 2005.

On August 9, 2006, the CombiMatrix group executed a two-year, $1.9 million contract with the DoD, focusing on the integration of its electrochemical detection technology currently under development with the CombiMatrix group’s microfluidics “lab-on-a-chip” technology to be used for military and homeland security applications. Under the terms of this contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $1.9 million. As of September 30, 2006, the CombiMatrix group had incurred $61,000 in actual contract costs for the microfluidics contract.

In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. (“Leuchemix”), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly over the two-year period commencing with the fourth quarter of 2004. In accordance with the terms of the purchase agreement, the CombiMatrix group made an additional $1,400,000 investment in Leuchemix during the nine months ended September 30, 2006, resulting in an ownership interest of approximately 29% as of September 30, 2006. The CombiMatrix group will make a final contractual investment in Leuchemix of $750,000 in the fourth quarter of 2006 in accordance with the terms of the agreement. The CombiMatrix group’s investment is being accounted for under the equity method.

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

On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the nine months ended September 30, 2005, the CombiMatrix group recorded a net non-cash credit totaling $406,000 in connection with certain anti-dilution provisions of the settlement agreement. The related liability reflected management’s estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date pursuant to the anti-dilution terms of the agreement. The liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and was reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expired in September 2005 and thus, there is no liability recorded as of September 30, 2005, or in any future periods, and there were no charges or credits recognized during the three and nine months ended September 30, 2006.

In addition to other terms of the settlement agreement, CombiMatrix Corporation is also required to make quarterly payments to Nanogen, Inc. equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalty expenses recognized under the agreement during the nine months ended September 30, 2006, and 2005, were $338,000 and $130,000, respectively.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In connection with the Acacia Technologies group’s licensing and enforcement activities, the Acacia Technologies group may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law. These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained by the Acacia Technologies group. In instances where the Acacia Technologies group does not recover license fees from potential infringers, no contingent legal fees are paid; however, the Acacia Technologies group is generally liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement, which are expensed as incurred.

Inventor royalties and contingent legal fees paid are expensed in the consolidated statement of operations and comprehensive loss in the period that the related license fee revenues are recognized.

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

11.    DISCONTINUED OPERATIONS

Results for the nine months ended September 30, 2005, include a $210,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which were guaranteed by Acacia Research Corporation, expired in August 2005. At September 30, 2006, assets consisted of cash and cash equivalents. At December 31, 2005, assets consisted of cash and cash equivalents and lease deposits. At September 30, 2006, liabilities related to miscellaneous accounts payable. At December 31, 2005, liabilities related primarily to miscellaneous payables and accrued lease termination costs. In April 2006, a final distribution to Soundbreak.com’s minority shareholders was paid totaling $353,000. Refer to Note 13 for additional information on assets and liabilities related to discontinued operations for the periods presented.

12.    SALE OF INTEREST IN SUBSIDIARY

In January 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship included the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio assumed all operational and financial responsibilities of CombiMatrix K.K. The net loss on the sale of 67% of the voting interest in CombiMatrix K.K. recorded in the statement of operations in the first quarter of 2006 was $84,000. CombiMatrix Corporation continues to own a 33% interest in CombiMatrix K.K. Subsequent to the sale, the CombiMatrix group’s investment in CombiMatrix K.K. was accounted for under the equity method. The deconsolidation of CombiMatrix K.K. did not have a material impact on the consolidated balance sheets as of September 30, 2006.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Balance Sheets
(In thousands)
(Unaudited)

	At September 30, 2006				At December 31, 2005
	Acacia				Acacia
	Technologies	CombiMatrix			Technologies	CombiMatrix
	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$25,487	$2,304	$-	$27,791	$14,498	$5,666	$-	$20,164
Short-term investments	20,484	6,027	-	26,511	24,462	14,547	-	39,009
Accounts receivable	1,475	1,287	-	2,762	4,421	911	-	5,332
Prepaid expenses, inventory and other assets	1,333	622	-	1,955	1,406	709	-	2,115
Total current assets	48,779	10,240	-	59,019	44,787	21,833	-	66,620

Property and equipment, net of accumulated depreciation	189	2,070	-	2,259	121	2,363	-	2,484
Patents, net of accumulated amortization	19,827	7,104	-	26,931	23,786	7,926	-	31,712
Goodwill	121	16,918	-	17,039	121	18,859	-	18,980
Other assets	79	2,668	-	2,747	78	1,560	-	1,638
	$68,995	$39,000	$-	$107,995	$68,893	$52,541	$-	$121,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,374	$2,509	$-	$5,883	$1,441	$2,483	$-	$3,924
Royalties and legal fees payable	2,343	-	-	2,343	3,758	-	-	3,758
Current portion of deferred revenues	523	407	-	930	639	165	-	804
Total current liabilities	6,240	2,916	-	9,156	5,838	2,648	-	8,486

Deferred income taxes	-	-	-	-	726	1,975	-	2,701
Deferred revenues, net of current portion	-	1,145	-	1,145	-	1,439	-	1,439
Other liabilities	17	719	-	736	83	1,381	-	1,464
Total liabilities	6,257	4,780	-	11,037	6,647	7,443	-	14,090

Minority interests	-	-	-	-	443	4	-	447

Redeemable stockholders' equity:
AR - Acacia Technologies stock	62,738	-	-	62,738	61,803	-	-	61,803
AR - CombiMatrix stock	-	34,220	-	34,220	-	45,094	-	45,094
Total stockholders' equity	62,738	34,220	-	96,958	61,803	45,094	-	106,897

	$68,995	$39,000	$-	$107,995	$68,893	$52,541	$-	$121,434

___________________________________________
NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to Soundbreak.com. Total assets related to discontinued operations totaled $37,000 and $741,000 at September 30, 2006, and December 31, 2005, respectively. Total liabilities related to discontinued operations totaled $44,000 and $144,000 at September 30, 2006, and December 31, 2005, respectively.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Statements of Operations
(In thousands)
(Unaudited)

	For the Three Months Ended September 30, 2006			For the Nine Months Ended September 30, 2006
	Acacia			Acacia
	Technologies	CombiMatrix		Technologies	CombiMatrix
	Group	Group	Consolidated	Group	Group	Consolidated
Revenues:
Government contract	$-	$725	$725	$-	$1,563	$1,563
License fees	8,424	-	8,424	27,512	-	27,512
Products and service contracts	-	1,119	1,119	-	3,318	3,318
Total revenues	8,424	1,844	10,268	27,512	4,881	32,393

Operating expenses:
Cost of government contract revenues	-	684	684	-	1,476	1,476
Cost of product sales	-	412	412	-	973	973
Research and development expenses (including non-cash stock compensation expense)	-	2,819	2,819	-	7,380	7,380
Marketing, general and administrative expenses (including non-cash stock compensation expense)	3,562	2,753	6,315	10,142	9,944	20,086
Legal expenses - patents	2,354	-	2,354	3,803	-	3,803
Inventor royalties and contingent legal fees expense - patents	2,623	-	2,623	12,741	-	12,741
Amortization of patents	1,322	274	1,596	3,991	822	4,813
Write-off of patent-related intangible asset	-	-	-	297	-	297
Loss from equity investments	-	253	253	-	786	786
Total operating expenses	9,861	7,195	17,056	30,974	21,381	52,355

Operating loss	(1,437)	(5,351)	(6,788)	(3,462)	(16,500)	(19,962)

Other income (expense):
Interest and investment income	390	111	501	1,143	429	1,572
Loss on sale of interest in subsidiary	-	-	-	-	(84)	(84)
Warrant gains (charges)	-	913	913	-	663	663
Total other income (expense)	390	1,024	1,414	1,143	1,008	2,151

Loss from operations before income taxes	(1,047)	(4,327)	(5,374)	(2,319)	(15,492)	(17,811)

(Provision) benefit for income taxes	(2)	-	(2)	(40)	34	(6)

Net loss	$(1,049)	$(4,327)	$(5,376)	$(2,359)	$(15,458)	$(17,817)

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Statements of Operations
(In thousands)
(Unaudited)

	For the Three Months Ended September 30, 2005			For the Nine Months Ended September 30, 2005
	Acacia			Acacia
	Technologies	CombiMatrix		Technologies	CombiMatrix
	Group	Group	Consolidated	Group	Group	Consolidated
Revenues:
Government contract	$-	$973	$973	$-	$2,985	$2,985
License fees	6,783	-	6,783	11,328	-	11,328
Products and service contracts	-	490	490	-	1,404	1,404
Total revenues	6,783	1,463	8,246	11,328	4,389	15,717

Operating expenses:
Cost of government contract revenues	-	920	920	-	2,820	2,820
Cost of product sales	-	282	282	-	635	635
Research and development expenses (including non-cash stock compensation expense)	-	1,527	1,527	-	4,082	4,082
Marketing, general and administrative expenses (including non-cash stock compensation expense)	2,113	2,805	4,918	5,482	7,475	12,957
Legal expenses - patents	1,076	-	1,076	2,173	-	2,173
Inventor royalties and contingent legal fees expense - patents	3,939	-	3,939	5,706	-	5,706
Inventor royalties - V-chip	225	-	225	225	-	225
Amortization of patents	1,334	273	1,607	3,586	821	4,407
Legal settlement credits	-	(211)	(211)	-	(406)	(406)
Loss from equity investments	-	100	100	-	202	202
Total operating expenses	8,687	5,696	14,383	17,172	15,629	32,801

Operating loss	(1,904)	(4,233)	(6,137)	(5,844)	(11,240)	(17,084)

Other income:
Interest and investment income	312	122	434	762	328	1,090
Warrant gains (charges)	-	163	163	-	163	163
Total other income	312	285	597	762	491	1,253

Loss from continuing operations before income taxes and minority interests	(1,592)	(3,948)	(5,540)	(5,082)	(10,749)	(15,831)

Benefit for income taxes	33	65	98	99	133	232

Loss from continuing operations before minority interests	(1,559)	(3,883)	(5,442)	(4,983)	(10,616)	(15,599)

Minority interests	1	-	1	1	-	1

Loss from continuing operations	(1,558)	(3,883)	(5,441)	(4,982)	(10,616)	(15,598)

Discontinued operations:
Estimated loss on disposal of discontinued operations	-	-	-	(210)	-	(210)

Net loss	$(1,558)	$(3,883)	$(5,441)	$(5,192)	$(10,616)	$(15,808)

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Statements of Cash Flows
(In thousands)
(Unaudited)

	For The Nine Months Ended September 30, 2006				For The Nine Months Ended September 30, 2005
	Acacia				Acacia
	Technologies	CombiMatrix			Technologies	CombiMatrix
	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(2,359)	$(15,458)	$-	$(17,817)	$(5,192)	$(10,616)	$-	$(15,808)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,046	1,507	-	5,553	3,629	1,631	-	5,260
Minority interests	-	-	-	-	3	-	-	3
Non-cash stock compensation	2,922	1,756	-	4,678	123	(146)	-	(23)
Deferred income taxes	(36)	(34)	-	(70)	(107)	(103)	-	(210)
Non-cash warrant charges (gains)	-	(663)	-	(663)	-	(163)	-	(163)
Non-cash legal settlement charges (credits)	-	-	-	-	-	(406)	-	(406)
Loss on disposal of discontinued operations	-	-	-	-	210	-	-	210
Write-off of patent-related intangible asset	297	-	-	297	-	-	-	-
Loss from equity investments	-	786	-	786	-	253	-	253
Loss on sale of interest in subsidiary	-	84	-	84	-	-	-	-
Stock issued to consultant	-	94	-	94	-	-	-	-
Other	(82)	124	-	42	-	(128)	-	(128)
Changes in assets and liabilities, excluding effect of business acquisition:
Accounts receivable	2,946	(393)	-	2,553	(475)	(511)	-	(986)
Prepaid expenses, inventory and other assets	(296)	83	-	(213)	(328)	(129)	(119)	(576)
Accounts payable and accrued expenses	2,020	265	-	2,285	113	342	119	574
Royalties and legal fees payable	(1,415)	-	-	(1,415)	1,331	-	-	1,331
Deferred revenues	(116)	1	-	(115)	353	22	-	375

Net cash provided by (used in) operating activities from continuing operations	7,927	(11,848)	-	(3,921)	(340)	(9,954)	-	(10,294)
Net cash provided by (used in) operating activities from discontinued operations	222	-	-	222	(525)	-	-	(525)
Net cash provided by (used in) operating activities	8,149	(11,848)	-	(3,699)	(865)	(9,954)	-	(10,819)

Cash flows from investing activities:
Purchase of property and equipment	(124)	(495)	-	(619)	(65)	(1,097)	-	(1,162)
Purchase of available-for-sale investments	(13,906)	(1,021)	-	(14,927)	(37,773)	(19,536)	-	(57,309)
Sale of available-for-sale investments	17,934	9,551	-	27,485	26,350	32,910	-	59,260
Business acquisition	(16)	-	-	(16)	(5,796)	-	-	(5,796)
Purchase of additional interests in equity method investee	-	(1,400)	-	(1,400)	-	(1,100)	-	(1,100)
Patent acquisition costs	(1,020)	-	-	(1,020)	(445)	-	-	(445)
Sale of interest in subsidiary (net of cash disposed)	-	(369)	-	(369)	-	-	-	-

Net cash provided by (used in) investing activities	2,868	6,266	-	9,134	(17,729)	11,177	-	(6,552)
Net cash used in investing activities from discontinued operations	(353)	-	-	(353)	-	-	-	-
Net cash provided by (used in) investing activities	2,515	6,266	-	8,781	(17,729)	11,177	-	(6,552)

Cash flows from financing activities:
Net cash attributed to the Acacia Technologies group	325	-	-	325	19,572	-	-	19,572
Net cash attributed to the CombiMatrix group	-	2,220	-	2,220	-	12,969	-	12,969
Net cash provided by financing activities	325	2,220	-	2,545	19,572	12,969	-	32,541

Effect of exchange rate on cash	-	-	-	-	-	35	-	35

Increase (decrease) in cash and cash equivalents	10,989	(3,362)	-	7,627	978	14,227	-	15,205

Cash and cash equivalents, beginning	14,498	5,666	-	20,164	10,925	2,985	-	13,910

Cash and cash equivalents, ending	$25,487	$2,304	$-	$27,791	$11,903	$17,212	$-	$29,115

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
BALANCE SHEETS
(In thousands)
(Unaudited)
	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$25,487	$14,498
Short-term investments	20,484	24,462
Accounts receivable	1,475	4,421
Prepaid expenses and other assets	1,333	1,406

Total current assets	48,779	44,787

Property and equipment, net of accumulated depreciation	189	121
Patents, net of accumulated amortization	19,827	23,786
Goodwill	121	121
Other assets	79	78

	$68,995	$68,893

LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
Accounts payable and accrued expenses	$3,374	$1,441
Royalties and legal fees payable	2,343	3,758
Current portion of deferred revenues	523	639

Total current liabilities	6,240	5,838

Deferred income taxes	-	726
Other liabilities	17	83

Total liabilities	6,257	6,647

Minority interests	-	443

Commitments and contingencies (Note 7)

Allocated net worth:
Funds allocated by Acacia Research Corporation	147,381	144,087

Accumulated net losses	(84,643)	(82,284)

Total allocated net worth	62,738	61,803

	$68,995	$68,893

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues:
License fees	$8,424	$6,783	$27,512	$11,328

Operating expenses:
Marketing, general and administrative expenses (including non-cash stock compensation expense of $985 and $2,922 for the three and nine months ended September 30, 2006 and $123 for the three and nine months ending September 30, 2005)	3,562	2,113	10,142	5,482
Legal expenses - patents	2,354	1,076	3,803	2,173
Inventor royalties and contingent legal fees expense - patents	2,623	3,939	12,741	5,706
Inventor royalties - V-chip	-	225	-	225
Amortization of patents	1,322	1,334	3,991	3,586
Write-off of patent-related intangible asset	-	-	297	-

Total operating expenses	9,861	8,687	30,974	17,172

Operating loss	(1,437)	(1,904)	(3,462)	(5,844)

Other income:
Interest and investment income	390	312	1,143	762

Loss from continuing operations before income taxes and minority interests	(1,047)	(1,592)	(2,319)	(5,082)

(Provision) benefit for income taxes	(2)	33	(40)	99

Loss from continuing operations before minority interests	(1,049)	(1,559)	(2,359)	(4,983)

Minority interests	-	1	-	1

Loss from continuing operations	(1,049)	(1,558)	(2,359)	(4,982)

Discontinued operations:
Estimated loss on disposal of discontinued operations	-	-	-	(210)

Division net loss	$(1,049)	$(1,558)	$(2,359)	$(5,192)

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Division net loss	$(2,359)	$(5,192)
Adjustments to reconcile division net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,046	3,629
Minority interests	-	3
Non-cash stock compensation	2,922	123
Deferred income taxes	(36)	(107)
Loss on disposal of discontinued operations	-	210
Write-off of patent-related intangible asset	297	-
Other	(82)	-
Changes in assets and liabilities, excluding effect of business acquisitions:
Accounts receivable	2,946	(475)
Prepaid expenses and other assets	(296)	(328)
Accounts payable and accrued expenses	2,020	113
Royalties and legal fees payable	(1,415)	1,331
Deferred revenues	(116)	353

Net cash provided by (used in) operating activities from continuing operations	7,927	(340)
Net cash provided by (used in) operating activities from discontinued operations	222	(525)
Net cash provided by (used in) operating activities	8,149	(865)

Cash flows from investing activities:
Purchase of property and equipment	(124)	(65)
Purchase of available-for-sale investments	(13,906)	(37,773)
Sale of available-for-sale investments	17,934	26,350
Business acquisition (Note 6)	(16)	(5,796)
Patent acquisition costs	(1,020)	(445)

Net cash provided by (used in) investing activities	2,868	(17,729)
Net cash used in investing activities from discontinued operations	(353)	-
Net cash provided by (used in) investing activities	2,515	(17,729)

Cash flows from financing activities:
Net cash flows attributed to the Acacia Technologies group	325	19,572

Increase in cash and cash equivalents	10,989	978

Cash and cash equivalents, beginning	14,498	10,925

Cash and cash equivalents, ending	$25,487	$11,903

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.    DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Acacia Technologies group, a division of Acacia Research Corporation, develops, acquires, licenses and enforces patented technologies. The Acacia Technologies group owns and has rights to patent portfolios covering a wide range of technology areas. The Acacia Technologies group is primarily comprised of certain of Acacia Research Corporation’s direct and or indirect wholly owned subsidiaries and limited liability companies including:

• Acacia Global Acquisition Corporation
• Acacia Media Technologies Corporation
• Acacia Patent Acquisition Corporation
• Acacia Technologies Services Corporation
• AV Technologies LLC
• Broadcast Data Retrieval Corporation
• Broadcast Innovation LLC
• Computer Acceleration Corporation
• Computer Cache Coherency Corporation
• Computer Docking Station Corporation
• Credit Card Fraud Control Corporation
• Data Encryption Corporation
• Data Innovation LLC
• Diagnostic Systems Corporation
• Disk Link Corporation
• Financial Systems Innovation LLC
• High Resolution Optics Corporation

• Information Technology Innovation LLC
• InternetAd LLC
• IP Innovation LLC
• KY Data Systems LLC
• Micromesh Technology Corporation
• Microprocessor Enhancement Corporation
• New Medium LLC
• Peer Communications Corporation
• Product Activation Corporation
• Resource Scheduling Corporation
• Software Collaboration Corporation
• Soundview Technologies, Inc.
• Spreadsheet Automation Corporation
• TechSearch LLC
• Telematics Corporation
• VData LLC

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

Basis of Presentation. The unaudited interim Acacia Technologies group financial statements as of September 30, 2006, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the Acacia Technologies group financial statements and Acacia Research Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2005. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Acacia Technologies group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of its financial position as of September 30, 2006, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the entire year.

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

Revision in the Classification of Certain Securities. In connection with the preparation of the 2005 consolidated financial statements, Acacia Research Corporation concluded that it was appropriate to classify its annuity investments as current investments.  Prior to 2005, such investments had been classified as cash and cash equivalents. Accordingly, we have made adjustments to our consolidated statement of cash flows for the nine months ended September 30, 2005, to reflect the gross purchases of these securities as investing activities rather than as a component of cash and cash equivalents.  This change in classification does not affect previously reported cash flows from operations or from financing activities in our previously reported statements of cash flows, and it does not affect our previously reported statements of operations for any period.

As of September 30, 2005, before this revision in classification, $4,933,000 of these current investments were classified as cash and cash equivalents on our consolidated balance sheet.  There were no material purchases or sales of annuity investments during any of the periods presented, as such, the impact of the revision in classification on consolidated cash flows from investing activities was not material for any of the periods presented.

Concentrations. Two and three licensee(s) individually accounted for greater than 10% of the Acacia Technologies group’s license fee revenues recognized during the three and nine months ended September 30, 2006, as compared to one licensee during the three and nine months ended September 30, 2005, respectively. Three and two licensees represented approximately 82% and 95% of the Acacia Technologies group’s accounts receivable at September 30, 2006 and December 31, 2005, respectively.

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

4.    GOODWILL AND INTANGIBLE ASSETS

The Acacia Technologies group had $121,000 of goodwill at September 30, 2006, and December 31, 2005. The Acacia Technologies group’s identifiable intangible assets are comprised of patents and patent rights which have remaining economic useful lives up to 2013. The weighted average remaining economic useful life of the Acacia Technologies group’s patents is approximately 5 years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2010 is estimated to be $5,272,000 in 2006, $5,235,000 in 2007, $3,912,000 in 2008, $3,461,000 in 2009 and $3,270,000 in 2010. At September 30, 2006, and December 31, 2005, all of the Acacia Technologies group’s acquired intangible assets other than goodwill were subject to amortization.

In June 2006, the Acacia Technologies group recorded a non-cash charge of $297,000, related to the write-off of a patent-related intangible asset. We review long-lived assets and intangible assets for potential impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. During the second quarter of 2006, pursuant to the terms of the respective license agreement, management elected to terminate its rights to exclusively license and enforce the patent, resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of June 30, 2006.

For the nine months ended September 30, 2006, the Acacia Technologies group incurred patent acquisition costs totaling $1,020,000 in connection with the acquisition of the rights to several additional patent portfolios. The acquired patents and patent rights have estimated economic useful lives ranging from 5 to 7 years. Refer to Note 6 for additions to patent related intangibles during the nine months ended September 30, 2005.

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

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC who, as a result of the acquisition transaction, is also a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the three and nine months ended September 30, 2006 include $272,000 and $816,000, respectively, in expenses related to the consulting agreement. Marketing, general and administrative expenses for the three and nine months ended September 30, 2005 include $274,000 and $738,000, respectively, in expenses related to the consulting agreement.

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

In connection with the Acacia Technologies group’s licensing and enforcement activities, the Acacia Technologies group may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law. These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained by the Acacia Technologies group. In instances where the Acacia Technologies group does not recover license fees from potential infringers, no contingent legal fees are paid; however, the Acacia Technologies group is generally liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement, which are expensed as incurred.

Royalties and contingent legal fees paid are expensed in the consolidated statement of operations in the period that the related license fee revenues are recognized.

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

8.    DISCONTINUED OPERATIONS

Results for the nine months ended September 30, 2005, include a $210,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations, which were guaranteed by Acacia Research Corporation, expired in August 2005. At September 30, 2006, assets consisted of cash and cash equivalents. At December 31, 2005, assets consisted of cash and cash equivalents and lease deposits. At September 30, 2006, liabilities related to miscellaneous accounts payable. At December 31, 2005, liabilities related primarily to miscellaneous payables and accrued lease termination costs. In April 2006, a final distribution to Soundbreak.com’s minority shareholders was paid totaling $353,000. Refer to Note 13 to the Acacia Research Corporation consolidated financial statements for additional information on assets and liabilities related to discontinued operations for the periods presented.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$2,304	$5,666
Available-for-sale investments	6,027	14,547
Accounts receivable	1,287	911
Inventory, prepaid expenses and other assets	622	709

Total current assets	10,240	21,833

Property and equipment, net of accumulated depreciation	2,070	2,363
Patents, net of accumulated amortization	7,104	7,926
Goodwill	16,918	18,859
Other assets	2,668	1,560

	$39,000	$52,541

LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
Accounts payable and accrued expenses	$2,509	$2,483
Current portion of deferred revenues	407	165

Total current liabilities	2,916	2,648

Deferred income taxes	-	1,975
Deferred revenues, net of current portion	1,145	1,439
Other liabilities	719	1,381

Total liabilities	4,780	7,443

Minority interests	-	4

Commitments and contingencies (Note 6)

Allocated net worth:
Funds allocated by Acacia Research Corporation	174,307	169,723

Accumulated net losses	(140,087)	(124,629)

Total allocated net worth	34,220	45,094

	$39,000	$52,541

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenues:
Government contract	$725	$973	$1,563	$2,985
Products	968	453	3,050	1,298
Service contracts	151	37	268	106

Total revenues	1,844	1,463	4,881	4,389

Operating expenses:
Cost of government contract revenues	684	920	1,476	2,820
Cost of product sales	412	282	973	635
Research and development expenses (including non-cash stock compensation expense of $311 and $797 for the three and nine months ended September 30, 2006 and $0 for the three and nine months ended September 30, 2005)	2,819	1,527	7,380	4,082
Marketing, general and administrative expenses (including non-cash stock compensation expense of $277 and $959 for the three and nine months ended September 30, 2006 and ($35) and ($146) for the three and nine months ended September 30, 2005)	2,753	2,805	9,944	7,475
Amortization of patents	274	273	822	821
Legal settlement credits	-	(211)	-	(406)
Loss from equity investments	253	100	786	202

Total operating expenses	7,195	5,696	21,381	15,629

Operating loss	(5,351)	(4,233)	(16,500)	(11,240)

Other income (expense):
Interest and investment income	111	122	429	328
Loss on sale of interest in subsidiary	-	-	(84)	-
Warrant gains (charges)	913	163	663	163

Total other income (expense)	1,024	285	1,008	491

Loss from operations before income taxes	(4,327)	(3,948)	(15,492)	(10,749)

Benefit for income taxes	-	65	34	133

Division net loss	$(4,327)	$(3,883)	$(15,458)	$(10,616)

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Division net loss	$(15,458)	$(10,616)
Adjustments to reconcile division net loss to net cash used in operating activities:
Depreciation and amortization	1,507	1,631
Non-cash stock compensation	1,756	(146)
Deferred income taxes	(34)	(103)
Non-cash warrant charges (gains)	(663)	(163)
Non-cash legal settlement charges (credits)	-	(406)
Loss from equity investments	786	253
Loss on sale of interest in subsidiary	84	-
Stock issued to consultant	94	-
Other	124	(128)
Changes in assets and liabilities:
Accounts receivable	(393)	(511)
Inventory, prepaid expenses and other assets	83	(129)
Accounts payable and accrued expenses	265	342
Deferred revenues	1	22

Net cash used in operating activities	(11,848)	(9,954)

Cash flows from investing activities:
Purchase of property and equipment	(495)	(1,097)
Purchase of available-for-sale investments	(1,021)	(19,536)
Sale of available-for-sale investments	9,551	32,910
Purchase of additional interests in equity method investee	(1,400)	(1,100)
Sale of interest in subsidiary (net of cash disposed)	(369)	-

Net cash provided by investing activities	6,266	11,177

Cash flows from financing activities:
Net cash flows attributed to the CombiMatrix group	2,220	12,969

Effect of exchange rate on cash	-	35

(Decrease) increase in cash and cash equivalents	(3,362)	14,227

Cash and cash equivalents, beginning	5,666	2,985

Cash and cash equivalents, ending	$2,304	$17,212

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

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. The transaction is expected to be completed no sooner than the first quarter of 2007, subject, however, to determination that there are no significant negative tax consequences to Acacia Research Corporation or it’s shareholders and completing the required filings with the Securities and Exchange Commission, or SEC. We have received a private letter ruling from the IRS addressing certain tax implications of the transaction and have requested a tax opinion from counsel. If the conditions are met, Acacia Research Corporation will redeem all of the issued and outstanding shares of AR-CombiMatrix common stock for all of the common stock of CombiMatrix Corporation, which will register its common stock under the Securities and Exchange Act of 1934. Following the redemption, CombiMatrix Corporation will apply to list its shares for trading on a national exchange.

Liquidity and Risks. Anticipated cash flows from operations and other sources may not be sufficient to meet the capital requirements of the CombiMatrix group beyond March 31, 2007 and as a result will be seeking additional sources of capital including the issuance of debt and/or equity securities. Refer to Note 1 to the Acacia Research Corporation consolidated financial statements for a detailed discussion of consolidated and individual group liquidity and risks.

Basis of Presentation. The unaudited interim CombiMatrix group financial statements as of September 30, 2006, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the CombiMatrix group financial statements and Acacia Research Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2005. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The CombiMatrix group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of its financial position as of September 30, 2006, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the entire year.

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

Concentrations. Two and no customer(s) individually accounted for greater than 10% of the CombiMatrix group’s product sales recognized during the three and nine months ended September 30, 2006, as compared to one and no customer(s) during the three and nine months ended September 30, 2005, respectively. Five and two customers represented approximately 89% and 84% of the CombiMatrix group’s accounts receivable at September 30, 2006 and December 31, 2005, respectively.

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

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Warrant Liability. Refer to Note 8 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

3.    RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 5 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

4.    GOODWILL AND INTANGIBLE ASSETS

The CombiMatrix group’s identifiable intangible assets are patents, which have remaining economic useful lives up to 2020. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2010 is estimated to be $1,095,000 per year. At September 30, 2006 and December 31, 2005, all of the CombiMatrix group’s acquired intangible assets other than goodwill were subject to amortization.

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

Upon closing of the SEDA, the CombiMatrix group paid Cornell a one-time commitment fee of $550,000 and an additional $20,000 in due diligence and other closing-related costs. The $550,000 fee was recorded as a long-term asset and will be amortized against future advances as costs of equity issuances. On June 23 2006, Cornell purchased 343,750 shares of AR-CombiMatrix common stock at $1.60 per share (which was not an advance under the SEDA), based on the fair value of AR-CombiMatrix stock on June 12, 2006. The shares of AR-CombiMatrix stock were offered pursuant to an effective registration statement previously filed with the Securities and Exchange Commission. Since executing the SEDA through September 30, 2006, Acacia Research Corporation has requested three advances from Cornell to purchase a total of 2,019,646 shares of AR-CombiMatrix stock at prices ranging from $1.16 to $1.13 per share, resulting in net proceeds of $2,207,000 contributed to the CombiMatrix group. Subsequent to September 30, 2006 through November 2, 2006, an additional 1,191,699 shares of AR-CombiMatrix stock at prices ranging from $0.98 to $0.73 per share have been sold to Cornell, generating net proceeds of $863,000 contributed to the CombiMatrix group. As of November 2, 2006, 9,813,579 shares of AR-CombiMatrix common stock are available under the SEDA.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

6.    COMMITMENTS AND CONTINGENCIES

Collaborative and Research Agreements

On February 8, 2006, the CombiMatrix group executed a one-year, $2.1 million contract with the Department of Defense (“DoD”) to further the development of the CombiMatrix group's array technology for the electrochemical detection of biological and chemical threat agents. Under the terms of this contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $2.1 million. As of September 30, 2006, the CombiMatrix group had incurred $1.1 million in actual contract costs for the electrochemical detection contract. In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the DoD to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents. This contract was completed in December 2005.

On August 9, 2006, the CombiMatrix group executed a two-year, $1.9 million contract with the DoD, focusing on the integration of its electrochemical detection technology currently under development with the CombiMatrix group’s microfluidics “lab-on-a-chip” technology to be used for military and homeland security applications. Under the terms of this contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $1.9 million. As of September 30, 2006, the CombiMatrix group had incurred $61,000 in actual contract costs for the microfluidics contract.

In October 2004, the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. (“Leuchemix”), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group will purchase 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest will be acquired and paid for quarterly over the two-year period commencing with the fourth quarter of 2004. In accordance with the terms of the purchase agreement, the CombiMatrix group made an additional $1,400,000 investment in Leuchemix during the nine months ended September 30, 2006, resulting in an ownership interest of approximately 29% as of September 30, 2006. The CombiMatrix group will make a final contractual investment in Leuchemix of $750,000 in the fourth quarter of 2006 in accordance with the terms of the agreement. The CombiMatrix group’s investment is being accounted for under the equity method.

Litigation

On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. During the nine months ended September 30, 2005, the CombiMatrix group recorded a net non-cash credit totaling $406,000 in connection with certain anti-dilution provisions of the settlement agreement. The related liability reflected management’s estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date pursuant to the anti-dilution terms of the agreement. The liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and is reflected as long-term until settled in equity. The anti-dilution provisions of the settlement agreement expired in September 2005 and thus, there is no liability recorded as of September 30, 2005, or in any future periods, and there were no charges or credits recognized during the three and nine months ending September 30, 2006.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

In addition to other terms of the settlement agreement, CombiMatrix Corporation is also required to make quarterly payments to Nanogen, Inc. equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalties recognized under the agreement during the nine months ended September 30, 2006, and 2005, were $338,000 and $130,000, respectively.

The CombiMatrix group is subject to claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on the CombiMatrix group’s financial position, results of operations or cash flows.

7.    SALE OF INTEREST IN SUBSIDIARY

In January 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship included the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio assumed all operational and financial responsibilities of CombiMatrix K.K. The net loss on the sale of 67% of the voting interest in CombiMatrix K.K. recorded in the statement of operations during the first quarter of 2006 was $84,000. CombiMatrix Corporation continues to own a 33% interest in CombiMatrix K.K. Subsequent to the sale, the CombiMatrix group’s investment in CombiMatrix K.K. was accounted for under the equity method. The deconsolidation of CombiMatrix K.K. did not have a material impact on the CombiMatrix group balance sheet as of September 30, 2006.

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

The following discussion is based primarily on our unaudited consolidated balance sheet as of September 30, 2006, and on our unaudited consolidated statement of operations for the period from January 1, 2006, to September 30, 2006. The discussion compares the activities for the three and nine months ended September 30, 2006, to the activities for the three and nine months ended September 30, 2005. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. This information should also be read in conjunction with the “Risk Factors” incorporated by reference in Part II, Item 1A of this report.

Acacia Research Corporation is comprised of two operating groups, the CombiMatrix group, our life sciences business, and the Acacia Technologies group, our intellectual property licensing and enforcement business.

The Acacia Technologies group, a division of Acacia Research Corporation, develops, acquires, licenses and enforces patented technologies. The Acacia Technologies group currently controls 52 patent portfolios covering technologies used in a wide variety of industries.

The CombiMatrix group, a division of Acacia Research Corporation, develops proprietary technologies and products and services in the areas of drug development, genetic analysis, nanotechnology research, defense and homeland security markets, and other markets where its products could be utilized. Among the technologies being developed by the CombiMatrix group is a platform technology to produce customizable arrays, which are semiconductor-based tools for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc., (“CMDX”), a wholly owned subsidiary located in Irvine, California, is exploring opportunities for the CombiMatrix group’s arrays in the field of molecular diagnostics.

Refer to Note 1 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report, for a description of Acacia Research Corporation’s operating groups.

Overview

Acacia Technologies Group

The Acacia Technologies group’s operating activities for the three and nine months ended September 30, 2006, were principally focused on the continued development, licensing and enforcement of its patent portfolios, including the continued pursuit of multiple ongoing technology licensing programs and the commencement of new technology licensing programs. In addition, we continued our focus on business development, including the acquisition of additional patent portfolios and the continued pursuit of opportunities to partner with patent owners and provide Acacia Technologies group’s unique intellectual property licensing, development and enforcement services.

Revenues for the three and nine months ended September 30, 2006 were $8.4 million and $27.5 million, respectively, representing increases of approximately 24% and 143% over the respective comparable 2005 periods. Trailing twelve-month revenues as of September 30, 2006 were $35.8 million, compared to $34.1 million as of June 30, 2006, $19.6 million as of December 31, 2005 and $12.1 million as of September 30, 2005.

Revenues for the nine months ended September 30, 2006 included license fees from 58 new licensing agreements covering 12 of our technology licensing programs, as compared to 61 new licensing agreements covering 11 of our technology licensing programs in the comparable 2005 periods. The Acacia Technologies group generated licensing revenues from 5 new technology licensing programs during the nine months ended September 30, 2006, and to date, the Acacia Technologies group has generated revenues from 18 of its technology licensing programs. License fee revenues for the three and nine months ended September 30, 2006 included fees from the licensing of our DMT® technology, Audio/Video Enhancement and Synchronization technology and Image Resolution technology, Interstitial Internet Advertising technology, Laptop Connectivity technology, Multi-Dimensional Bar Code technology, Resource Scheduling technology, Dynamic Manufacturing Modeling technology, Product Activation technology, Enhanced Internet Navigation technology, Interactive Data Sharing technology, and Credit Card Fraud Protection technology.

Marketing, general and administrative expenses increased during the three and nine months ended September 30, 2006, as compared to the same periods in 2005, due primarily to the hiring of additional patent licensing, business development and engineering personnel since September 30, 2005 and an increase in corporate, general and administrative costs related to the Acacia Technologies group’s ongoing operations. Despite the increase in licensing revenues, inventor royalties expenses and contingent legal fees expenses decreased for the three months ended September 30, 2006, as compared to the same period in 2005, due to the mix of patent portfolios generating revenue for the respective periods and the related economic terms of the underlying inventor and contingent fee arrangements, if any, associated with the revenue generating patent portfolios for the respective periods, as discussed below. Inventor royalties expenses and contingent legal fees expenses increased for the nine months ended September 30, 2006, as compared to the same period in 2005, due to the overall increase in related license fee revenues.

During the nine months ended September 30, 2006, the Acacia Technologies group continued to execute its business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, the following patent portfolios:

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

•
Software License Management Patent. Acquired rights to a patent relating to software license management technology. The patent generally relates to technology for monitoring and tracking the use of software applications across a network.  This technology can be used to provide a system for managing software license compliance in an enterprise environment as well as metering actual usage levels in a Software-as-a-Service (“SaaS”) environment.

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

•
File Locking in Shared Storage Network Patent. Acquired rights to a patent relating to a file locking system for use in shared storage networks such as iSCSI. The use of the patented technology removes a single point of failure for companies migrating existing Storage Area Network (“SAN”) implementations to iSCSI or for those creating new shared storage networks.

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

•
Fluid Flow Control and Monitoring Patent. Acquired rights to patent relating to systems used in the remote control and monitoring of fluid flow, both gas and liquid. This technology can be used in heating/ventilation/air conditioning (“HVAC”), plumbing and other industrial, commercial and residential fluid flow systems.

•
Medical Images Stabilization Patents. This patented technology can be used in stabilizing medical images for interventional procedures such as cardiac catheters and stents, and for diagnostics procedures such as visualization of arterial lesions.

•	Vehicle Magnetic Braking and Motor Technology Patents. These patents generally relate to technology for smooth, reliable braking and acceleration of vehicles on parallel rails.

•
Web Personalization Patents. This patented technology generally relates to technology for learning user preferences and automatically personalizing a user's online experience. The technology is applicable to web sites that use categories plus attributes to identify items, and where individual attributes apply to multiple categories.

2005 Acquisition. On January 28, 2005, Acacia Global Acquisition Corporation, a wholly owned subsidiary of Acacia Research Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies (“GPH Acquisition”). The acquisition provided the Acacia Technologies group 100% ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries, as set forth below. The GPH Acquisition, and other patent acquisitions during 2005 and 2006, continue to expand and diversify the Acacia Technologies group’s revenue generating opportunities and furthers the execution of the Acacia Technologies group’s business strategy of acquiring, developing and licensing patented technologies.

CombiMatrix Group

During the three and nine months ended September 30, 2006, the CombiMatrix group’s operating activities included the recognition of $1.8 million and $4.9 million in revenues, including $725,000 and $1.6 million in government contract revenues, and $1.1 million and $3.3 million in CustomArraysTM product, equipment and service revenues, including $153,000 and $221,000 of array revenue from our wholly owned diagnostics subsidiary, CombiMatrix Molecular Diagnostics, or CMDX. CustomArray product and service revenues increased 128% from the third quarter of 2005 and decreased 8% from the prior three months ending June 30, 2006. While the CombiMatrix group has achieved significant growth in its product and service revenues from the prior year, a decrease in the number of instruments sold in the third quarter of 2006 compared to the second quarter resulted in the slight overall decrease in revenues from the previous quarter. This was partially offset by an increase in CustomArray microarrays and related hardware, including $153,000 in array revenues recognized by CMDX in the third quarter of 2006 compared to $71,000 in the second quarter of 2006. Research and development expenses, excluding government contract costs, increased due primarily to the impact of CMDX, which was formed and began research and development activities in the second quarter of 2005.

During the third quarter of 2006, the CombiMatrix group made significant developments in a number of its strategic business objectives including its commercial array technology platform, its partnership with the U.S. government and in the area of clinical diagnostics.

Regarding its array platform, the CombiMatrix group executed one manufacturing and distribution agreement and two non-exclusive array access agreements under its Combi-CoreTM access program, increasing its global network of distributors for CustomArray products. The CombiMatrix group also launched, in collaboration with Furuno Electric Co., Ltd., its QuadroCASTM CustomArray synthesizer and made available new versions of its Influenza A and miRNA product offerings.

In the area of national defense, the CombiMatrix group executed a new two-year, $1.9 million contract with the US Department of Defense, or DoD, for the purposes of integrating its elechtrochemical detection technology with its microfluidics “lab-on-a-chip” technology for national defense and homeland security applications.

In the area of clinical diagnostics, CMDX received a letter from the Office of In Vitro Diagnostic Device Evaluation and Safety (“OIVD”) of the US Food and Drug Administration (“FDA”). The letter invited CMDX to meet with the OIVD to discuss CMDX’s plans to market its Constitutional Genetic Array Test (“CGAT”). After meeting with the FDA in September 2006, CMDX received a second letter from the OIVD indicating that the FDA agreed with management that CMDX’s CGAT does not require regulation covered by recent FDA guidelines covering certain diagnostic assays. CMDX also launched its first molecular diagnostic service using its CGAT platform.

Historically, the CombiMatrix group has relied upon investing and financing activities to fund operating activities. Net proceeds to the CombiMatrix group from investing and financing activities were considerably lower for the nine months ended September 30, 2006, than for the nine months ended September 30, 2005, and its cash and cash equivalent balances, anticipated cash flows from operations and other existing sources of credit may not be sufficient to meet the capital requirements beyond March 31, 2007. The CombiMatrix group will be seeking additional sources of capital including the issuance of debt and/or equity securities.

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
•
New Medium Technologies, LLC and AV Technologies, LLC v. Barco NV, Miranda Technologies, LG Philips LCD, Toshiba Corporation, Toshiba America Consumer Products, LLC, LG Electronics, Inc., and Syntax-Brillian Corporation. United States District Court for the Northern District of Illinois. Filed 9/29/05. Case No. 1:05-cv-05620.

Broadcast Data Retrieval Technology
•	Broadcast Data Retrieval Corporation v. Sirius Satellite Radio, Inc. Transferred to United States District Court for the Southern District of New York 7/6/06. Case No. 1:06-cv-05135.

Laptop Connectivity Technology
•
Computer Docking Station Corporation v. Dell, Inc., Gateway, Inc., Toshiba America, Inc., and Toshiba America Information Systems, Inc.. United States District Court for the Western District of Wisconsin. Filed 1/17/06. Case No. 06-c-0032-c.

Computer Memory Cache Coherency Technology
•
Computer Cache Coherency Corporation v. VIA Technologies, Inc., Via Technologies, Inc. (USA) and Intel Corporation. United States District Court for the Northern District of California. Filed 12/2/04. Case No. 5:05-cv-01668.

Credit Card Fraud Control Technology
•	Ingenio Inc. v. Acacia Patent Acquisition Corporation and Acacia Research Corporation. United States Distrcit Court for the Northern District of California. Filed 10/13/06. Case No. 3:06-cv-06423.

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

•	Lone Star Steakhouse and Saloon, Inc. v. Acacia Technologies group and Financial Systems Innovation, LLC. United States District Court for the District of Kansas. Filed 8/5/05. Case No. 6:05-cv-01249.

Computing Device Performance Technology
•	Computer Acceleration Corporation v. Microsoft Corporation. United States District Court for the East District of Texas. Filed 7/6/06. Case No. 9:06-cv-0140.

Data Encryption Technology
•
Data Encryption Corporation v. Microsoft Corporation and Dell Computer Corporation. United States District Court for the Central District of California. On appeal to the U.S. Court of Appeals for the Federal Court. Lower Court Case No. 2:05-cv-05531.

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

High Resolution Optics Technology
•	Theodore Whitney and High Resolution Optics Corporation v. The United States. United States Court of Federal Claims. Filed 8/23/06. Case No. 1:06-cv-00601.

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

Micromesh Technology
•
Micromesh Technology Corporation v. American Recreation Productions, Inc., and American Recreation Products, Inc., dba Kelty. United States District Court for the Northern District of California. Filed 9/27/06. Case No. 3:06-cv-06030.

•	Micromesh Technology Corporation v. Columbia Sportswear Company. United States District Court for the Northern District of California. Filed 9/27/06. Case No.5:06-cv-06031.
•	Micromesh Technology Corporation v. Red Wing Shoe Company and Red Wing Shoe Company, dba Vasque. United States District Court for the Eastern District of Texas. Filed 10/4/06. Case No. 2:06-cv-00421.
•
Micromesh Technology Corporation v. VF Corporation, VF Corporation, dba JanSport, VF Outdoor, Inc., dba The North Face. United States District Court for the Eastern District of Texas. Filed 10/4/06. Case No. 2:06-cv-00422.

Microprocessor Enhancement Technology
•	Microprocessor Enhancement Corporation and Michael H. Branigin v. Texas Instruments, Inc. United States District Court for the Central District of California. Filed 4/7/05. Case No. 8:05-cv-00323.
•	Microprocessor Enhancement Corporation and Michael H. Branigin v. Intel Corporation. United States District Court for the Central District of California. Filed 8/3/05. Case No. 2:05-cv-05667.

Multi-Dimensional Bar Code Technology
•	Cognex Corporation v. VCode Holdings, Inc., VData, LLC, Acacia Research Corporation, and Veritec Inc. United States District Court for the District of Minnesota. Filed 3/13/06. Case No. 0:06-cv-01040.
•
VData, LLC and VCode Holdings, Inc. v. Aetna, Inc., PNY Technologies Inc., and Merchant’s Credit Guide Co. United States District Court for the District of Minnesota. Filed 5/8/06. Case No. 0:06-cv-01701.

Peer to Peer Communications Technology
•	Peer Communications Corporation v. Skype Technologies SA, Skype, Inc., and eBay, Inc. United States District Court for the Eastern District of Texas. Filed 8/22/06. Case No. 6:06-cv-00370.

Product Activation Technology
•
Product Activation Corporation v. Abbyy USA Software House, Inc., Adobe Systems Inc., Autodesk, Inc. United States District Court for the Eastern District of Texas. Filed 8/14/06 Case No. 2:06-cv-00326.

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

User Activated Internet Advertising Technology
•
InternetAd Systems, LLC v. Turner Broadcasting System, Inc., Freerealtime.com, Inc., Knight Ridder Digital, Homestore, Inc., Condenet, Inc. and Tribune Company. United States District Court for the North District of Texas. Filed 6/15/06. Case No. 3:06-cv-01063.

•
InternetAd Systems, LLC v. Opodo Limited, Amadeus Global Travel Distribution S.A., Amadeus North America, LLC,  and Best Western International, Inc. United States District Court for the North District of Texas. Filed 6/19/06. Case No. 3:06-cv-01084.

In connection with the Acacia Technologies group’s patent enforcement activities, we may be subject to certain claims, counterclaims and legal actions that arise in the ordinary course of our patent enforcement activities. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.

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

Acacia Research Corporation Consolidated
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

Net Loss (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Net loss	$(5,376)	$(5,441)	$(17,817)	$(15,808)

The changes in net loss were primarily due to operating results and activities as discussed below.

Revenues and Cost of Revenues (In thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

License fees	$8,424	$6,783	$27,512	$11,328
Government contract	725	973	1,563	2,985
Cost of government contract revenues	(684)	(920)	(1,476)	(2,820)
Products	968	453	3,050	1,298
Cost of product sales	(412)	(282)	(973)	(635)
Service contracts	151	37	268	106

License Fees.  Revenues for the three months ended September 30, 2006 included license fees from 10 new licensing agreements covering 7 of our technology licensing programs, as compared to 32 new licensing agreements covering 9 of our technology licensing programs in the comparable 2005 period. Revenues for the nine months ended September 30, 2006 included license fees from 58 new licensing agreements covering 12 of our technology licensing programs, as compared to 61 new licensing agreements covering 11 of our technology licensing programs in the comparable 2005 period. License fee revenues recognized by the Acacia Technologies group fluctuate from period to period primarily based on the following factors:

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

Government Contract and Cost of Government Contract Revenues. The decrease was due to the completion, in December 2005, of the CombiMatrix group’s commitments under its previous two-year, $5.9 million research and development contract with the DoD to further the development of the CombiMatrix group’s array technology for the electrochemical detection of biological threat agents. In February 2006, the CombiMatrix group executed a new one-year, $2.1 million contract with the DoD to further the development of its electrochemical detection system. Government contract revenues and contract costs were lower during the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, due to the commencement of work under the new $2.1 million contract in February 2006, as compared to nine full months of activity under the previous $5.9 million contract during the prior year. In August 2006, the CombiMatrix group executed a new two-year, $1.9 million contract with the DoD to integrate its electrochemical detection technology with its microfluidics “lab-on-a-chip” technology for national defense and homeland security applications. Efforts under the microfluidics contract were not significant during the three months ended September 30, 2006.

Under the terms of its DoD contracts, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group’s commitments under its current contracts with the DoD, which were approximately 68% and 4% complete as of September 30, 2006 for the electrochemical detection and microfluidics contracts, respectively.

Product Revenues and Cost of Product Sales. Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group’s array products. Product revenues include the sale of DNA synthesizer instruments and CustomArray 12K DNA expression arrays and related hardware including array revenue from our diagnostics subsidiary, CMDX, during the nine months ended September 30, 2006, compared to lower instrument and 12K DNA expression array sales during the comparable quarter in 2005. The overall increase in product revenues was due primarily to the increased product offerings currently available to the CombiMatrix group’s customers, which includes 12K and 4X2K arrays, DNA synthesizer and electrochemical detection reader instruments and related hardware, as compared to only the 902 and 12K expression arrays and DNA synthesizer instruments in the comparable 2005 quarters. For the three and nine months ended September 30, 2006, product revenues includes $153,000 and $221,000 in array sales, respectively, from our diagnostics subsidiary, CMDX, compared to no sales in the comparable 2005 periods. The increase in gross margins was due primarily to the impact of the mix of product sales during the periods presented. Revenues for the three and nine months ended September 30, 2006 included a higher percentage of product revenues from the sale of DNA synthesizer and electrochemical detection reader instruments, which generally have higher gross margins than the expression array products.

Operating Expenses (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Research and development expenses (including non-cash stock compensation expense of $311 and $797 for the three and nine months ended September 30, 2006 and $0 for the three and nine months ended September 30, 2005)	$2,819	$1,527	$7,380	$4,082

Research and Development Expenses. During the three and nine months ended September 30, 2006 and 2005, the CombiMatrix group continued internal research and development efforts to improve and expand the CombiMatrix group’s technology and product offerings. The increase in internal research and development expenses was due primarily to the development of higher density array products by the CombiMatrix group as well as the impact of the CombiMatrix group’s diagnostics subsidiary, CMDX, which was formed and began research and development activities in the second quarter of 2005. The increase also reflects $311,000 and $797,000 for the three and nine months ended September 30, 2006 in non-cash stock compensation charges recorded in connection with the adoption of SFAS No. 123R, effective January 1, 2006, as described above under “Critical Accounting Estimates.”

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,262 and $3,881 for the three and nine months ended September 30, 2006 and $88 and ($23) for the three and nine months ended September 30, 2005)	$6,315	$4,918	$20,086	$12,957
Legal expenses - patents	2,354	1,076	3,803	2,173
Inventor royalties and contingent legal fees expense - patents	2,623	3,939	12,741	5,706
Amortization of patents	1,596	1,607	4,813	4,407
Write-off of patent-related intangible asset	-	-	297	-
Loss from equity investment	253	100	786	202

Marketing, General and Administrative Expenses. The increase primarily reflects Acacia Research Corporation’s adoption of SFAS No. 123R, effective January 1, 2006, which requires public companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements, as described under “Critical Accounting Estimates.” Non-cash stock compensation charges included in marketing, general and administrative expense for the three and nine months ended September 30, 2006 totaled $1,262,000 and $3,881,000, respectively, as compared to $88,000 and a credit of $23,000 for the three and nine months ended September 30, 2005, respectively.

Excluding the impact of the adoption of SFAS No. 123(R), the increase in marketing, general and administrative expenses was due primarily to the addition of licensing, business development and engineering personnel for the Acacia Technologies group and an increase in corporate, general and administrative costs related to the Acacia Technologies group’s ongoing operations. The change also reflects an increase in general and administrative expenses incurred by the CombiMatrix group in connection with the ongoing operations of CMDX and an increase in other general and administrative expenses related to ongoing operations.

A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

	For the Three Months Ended	For the Nine Months Ended
	2006 vs. 2005	2006 vs. 2005
CombiMatrix group:
Decrease in marketing and sales expenses	$(313)	$(836)
(Decrease) increase in general and administrative expenses related to CMDX	(46)	1,292
Increase in legal, accounting and other professional fees	183	1,106
Decrease in other general and administrative expenses	(188)	(198)

Acacia Technologies group:
Increase in personnel expenses	$406	$1,086
Increase in legal, accounting and other professional fees	142	399
Increase in other general and administrative expenses	39	376

Legal Expense - Patents (Acacia Technologies group only). Patent-related legal expenses include patent-related prosecution and enforcement costs incurred by outside patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis. Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. Patent-related legal expenses include case related costs billed by outside counsel for economic analyses and damages assessments, expert witnesses and other consultants, case related audio/video presentations for the court, and other litigation support and administrative costs. Refer to “Patent Enforcement Litigation” above. We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above in connection with the Acacia Technologies group’s current and future patent commercialization and enforcement programs.

Inventor Royalties and Contingent Legal Fees Expense. During the three and nine months ended September 30, 2006, the Acacia Technologies group incurred inventor royalty expenses of $1.8 million and $7.1 million, respectively, as compared to $2.1 million and $2.9 million for the three and nine months ended September 30, 2005. Contingent legal fees expenses incurred during the three and nine months ended September 30, 2006 were $786,000 and $5.6 million, respectively, as compared to $1.8 million and $2.8 million during the three and nine months ended September 30, 2005. The majority of the Acacia Technologies group’s patent portfolios are subject to patent and patent rights agreements with inventors containing provisions granting to the original patent owner the right to receive inventor royalties based on future net revenues, as defined in the respective agreements and may also be subject to contingent legal fee arrangements with external law firms engaged on a contingent fee basis. The economic terms of the inventor and contingent arrangements, if any, vary across the Acacia Technologies group’s 52 patent portfolios. As such, inventor royalties and contingent legal fees expenses fluctuate period to period based on the amount of revenues recognized each period and the mix of specific patent portfolios generating revenues each period.

Amortization of Patents. The year to date increase was due primarily to nine full months of patent amortization expense resulting from the January 28, 2005 GPH Acquisition for the nine months ended September 30, 2006, as compared to eight months of amortization in comparable 2005 period. In addition, amortization expense includes additional charges related to certain of the patent portfolios acquired by the Acacia Technologies group subsequent to September 30, 2005. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize acquired patent related costs over a weighted average remaining economic useful life of approximately 5 years.

Write-off of Patent-related Intangible Asset. In June 2006, the Acacia Technologies group recorded a non-cash impairment charge of $297,000, related to the write-off of a patent-related intangible asset. During the second quarter of 2006, pursuant to the terms of the respective license agreement, management elected to terminate its rights to exclusively license and enforce the patent, resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of June 30, 2006.

Loss from Equity Investment. As of September 30, 2006 and 2005, the CombiMatrix group owned 29% and 14%, respectively, of Leuchemix Inc., or Leuchemix, a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. The CombiMatrix group’s equity in the losses of Leuchemix increased due to the CombiMatrix group’s increased ownership in Leuchemix as well as an increase in expenses incurred by Leuchemix. The CombiMatrix group is under a contractual commitment to increase ownership to approximately 33% during the fourth quarter of 2006 and as a result, equity in loss of Leuchemix is expected to increase in future periods.

Other

Warrant Gains (Charges). In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” or SFAS No. 150, and related interpretations, certain AR-CombiMatrix stock purchase warrants outstanding at September 30, 2006 have been classified as a long-term liability due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liability are reflected in the statement of operations. Refer to Note 8 to the Acacia Research Corporation consolidated financial statements in Part I, Item 1 of this report.

Loss on Sale of Investment. In January 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship included the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio assumed all operational and financial responsibilities of CombiMatrix K.K. The net loss on the sale of 67% of the voting interest in CombiMatrix K.K. was $84,000. Subsequent to the sale, the CombiMatrix group’s investment in CombiMatrix K.K. was accounted for under the equity method. The deconsolidation of CombiMatrix K.K. did not have a material impact on the consolidated or CombiMatrix group balance sheets as of September 30, 2006. The impact on the statement of operations resulting from the transition to the equity method of accounting for the CombiMatrix group's investment in CombiMatrix K.K. was not material during the periods presented.

Estimated Loss on Discontinued Operations. Results for the nine months ended September 30, 2005, include a $210,000 charge, net of minority interests, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations expired in August 2005.

Inflation

Inflation has not had a significant impact on Acacia Research Corporation.

Liquidity and Capital Resources

Acacia Research Corporation’s consolidated cash and cash equivalents and short-term investments totaled $54.3 million at September 30, 2006, compared to $59.2 million at December 31, 2005. Working capital at September 30, 2006, was $49.9 million, compared to $58.1 million at December 31, 2005. The change in working capital was due primarily to the impact of net cash flow activities as discussed below.

The net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2006, and 2005 was comprised of the following (in thousands):

	For the Nine Months Ended September 30, 2006			For the Nine Months Ended September 30, 2005
	Acacia			Acacia
	Technologies	CombiMatrix		Technologies	CombiMatrix
	Group	Group	Consolidated	Group	Group	Consolidated
Net cash provided by (used in):
Operating activities (including discontinued operations of $222 in 2006 and ($525) in 2005)	$8,149	$(11,848)	$(3,699)	$(865)	$(9,954)	$(10,819)
Investing activities (including discontinued operations of ($353) in 2006)	2,515	6,266	8,781	(17,729)	11,177	(6,552)
Financing activities	325	2,220	2,545	19,572	12,969	32,541
Effect of exchange rate on cash	-	-	-	-	35	35
Increase (decrease) in cash and cash equivalents	$10,989	$(3,362)	$7,627	$978	$14,227	$15,205

Cash receipts from licensees for the Acacia Technologies group for the nine months ended September 30, 2006, increased to $30.2 million from $11.3 million in the comparable 2005 period, reflecting the increase in license fee revenues recognized in 2006 compared to 2005. Cash outflows from operations for the Acacia Technologies group for the nine months ended September 30, 2006, increased to $22.1 million from $12.2 million in the comparable 2005 period, due to increases in inventor royalties expenses and contingent legal fees expenses, personnel expenses, corporate, general and administrative expenses, as described above, and the impact of the timing of payments and related accruals.

Cash receipts from customers for the CombiMatrix group for the nine months ended September 30, 2006, were $4.5 million, comprised of $2.6 million from the sale of array products and services and $1.9 million in payments received from the DoD. Cash receipts in the comparable 2005 period totaled $4.1 million, comprised of $3.0 million in biological threat detection contract payments received from the Department of Defense and $1.1 million from the sale of array products and related services. Cash outflows from operations for the CombiMatrix group for the nine months ended September 30, 2006, increased to $16.3 million, as compared to $14.1 million in the comparable 2005 period, due primarily to an increase in research and development, marketing, general and administrative expenses related to CMDX as described above, and the impact of the timing of vendor payments and related accruals.

The change in net cash flows used in investing activities was due to net purchases and sales of available-for-sale investments by the Acacia Technologies group and the CombiMatrix group, respectively, in connection with ongoing short-term cash management activities. Net cash outflows from investing activities for the nine months ended September 30, 2006 also included Acacia Technologies group patent related acquisitions costs totaling $1.0 million and the CombiMatrix group’s additional contractual investment in Leuchemix totaling $1.4 million. Net cash outflows from investing activities for the nine months ended September 30, 2005 included the cash consideration and related acquisition and registration costs paid by the Acacia Technologies group in connection with the GPH Acquisition and the CombiMatrix group’s additional contractual investment in Leuchemix of $1.1 million. Fixed asset purchases for the nine months ended September 30, 2006 and 2005, primarily related to the CombiMatrix group were $619,000 and $1.2 million, respectively. In addition, in April 2006, a final distribution to Soundbreak.com’s minority shareholders was paid totaling $353,000.

Net cash flows provided by financing activities during the nine months ended September 30, 2006 included proceeds from the exercise of AR-Acacia Technologies stock options of $455,000. Net cash flows provided by financing activities during the nine months ended September 30, 2005 included net proceeds of approximately $19.5 million from the sale of 3.5 million shares of AR-Acacia Technologies stock in a registered direct offering.

Net cash flows provided by financing activities during the nine months ended September 30, 2006 also included $2.1 million in proceeds from the Standby Equity Distribution Agreement with Cornell Capital Partners, LP, which may provide up to $50 million of equity financing from Cornell through the sale of AR-CombiMatrix common stock through June 2008. As of November 2, 2006, 9,813,579 shares of AR-CombiMatrix common stock are available under the SEDA. Refer to “CombiMatrix Group Management’s Discussion and Analysis - Liquidity and Capital Resources” for a more detailed discussion of the CombiMatrix group’s liquidity and capital resources.

The cash and cash equivalent balances, anticipated cash flow from operations, and other external sources of available credit of the Acacia Technologies group and the CombiMatrix group are discussed separately below. The cash and cash equivalent balances, anticipated cash flow from operations, and other external sources of available credit of one group are not generally available to the other group, and therefore, a discussion of the sufficiency of these resources on a consolidated basis is not meaningful. Please carefully review the discussion of the sufficiency of these resources under the heading “Liquidity and Capital Resources” within the discussion of each operating group below.

Acacia Research Corporation’s cash and cash equivalent and short term investment balances, cash flows and anticipated cash flows from operations and other sources of external credit, are attributed to the Acacia Technologies group and the CombiMatrix group based on the respective assets of the specific businesses comprising each group. Issuances of AR-Acacia Technologies stock (and the proceeds thereof) are attributed to the Acacia Technologies group and issuances of AR-CombiMatrix stock (and the proceeds thereof) are attributed to the CombiMatrix group. Neither of the groups is obligated to fund the ongoing operations of the other group. Management has no intent to use the cash and cash equivalent balances, anticipated cash flow from operations, and other external sources of available credit of one group to fund the ongoing operations of the other group.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2006 and 2007. Other than as set forth below, we have no committed lines of credit or other committed funding or long-term debt. The following table lists our material known future cash commitments as of September 30, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Remaining 2006	2007	2008	2009	2010 and Thereafter
Operating leases	$561	$2,489	$2,180	$588	$1,355
Minimum royalty payments(1)	25	100	100	100	875
Leuchemix equity purchases(2)	750	-	-	-	-
Consulting contract(3)	289	99	-	-	-
Total contractual cash obligations	$1,625	$2,688	$2,280	$688	$2.230
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

Acacia Technologies Group
(A Division of Acacia Research Corporation)
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

Division Net Loss (In thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Division net loss	$(1,049)	$(1,558)	$(2,359)	$(5,192)

The changes in net loss were primarily due to operating results and activities as discussed below.

Revenues (In thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

License fees	$8,424	$6,783	$27,512	$11,328

License Fees.  Revenues for the three months ended September 30, 2006 included license fees from 10 new licensing agreements covering 7 of our technology licensing programs, as compared to 32 new licensing agreements covering 9 of our technology licensing programs in the comparable 2005 period. Revenues for the nine months ended September 30, 2006 included license fees from 58 new licensing agreements covering 12 of our technology licensing programs, as compared to 61 new licensing agreements covering 11 of our technology licensing programs in the comparable 2005 period. License fee revenues recognized fluctuate from period to period primarily based on the following factors:

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

Operating Expense (In thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Marketing, general and administrative expenses (including non-cash stock compensation expense of $985 and $2,922 for the three and nine months ended September 30, 2006 and $123 for the three and nine months ending September 30, 2005)	$3,562	$2,113	$10,142	$5,482
Legal expenses - patents	2,354	1,076	3,803	2,173
Inventor royalties and contingent legal fees expense - patents	2,623	3,939	12,741	5,706
Amortization of patents	1,322	1,334	3,991	3,586
Write-off of patent-related intangible asset	-	-	297	-

Marketing, General and Administrative Expenses. The increase is primarily due to the Acacia Technologies group’s adoption of SFAS No. 123R, effective January 1, 2006, which requires public companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements, as described under “Critical Accounting Estimates.” Non-cash stock compensation charges included in marketing, general and administrative expense for the three and nine months ended September 30, 2006 totaled $985,000 and $2.9 million, respectively, and $123,000 for the three and nine months ended September 30, 2005.

Excluding the impact of the adoption of SFAS No. 123R, the change in marketing, general and administrative expenses was due primarily to an increase in personnel costs related to the addition of licensing, business development and engineering personnel and an increase in corporate, general and administrative costs related to ongoing operations. The net increase in other corporate, general and administrative expenses was comprised primarily of an increase in public and investor relations, office rent and other facilities costs.

A summary of the main drivers of the change in marketing, general and administrative expenses (excluding the impact of SFAS No. 123R) for the periods presented is as follows (in thousands):

	For the Three Months Ended 2006 vs. 2005	For the Nine Months Ended 2006 vs. 2005
Acacia Technologies group:
Increase in personnel expenses	$406	$1,086
Increase in legal, accounting and other professional fees	142	399
Increase in other general and administrative expenses	39	376

Legal Expense - Patents (Acacia Technologies group only). Patent-related legal expenses include patent-related prosecution and enforcement costs incurred by outside patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis. Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. Patent-related legal expenses include case related costs billed by outside counsel for economic analyses and damages assessments, expert witnesses and other consultants, case related audio/video presentations for the court, and other litigation support and administrative costs. The Acacia Technologies group currently has 33 ongoing lawsuits involving 106 companies. We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above in connection with the Acacia Technologies group’s current and future patent commercialization and enforcement programs.

Inventor Royalties and Contingent Legal Fees Expense. During the three and nine months ended September 30, 2006, the Acacia Technologies group incurred inventor royalty expenses of $1.8 million and $7.1 million, respectively, as compared to $2.1 million and $2.9 million for the three and nine months ended September 30, 2005. Contingent legal fees expenses incurred during the three and nine months ended September 30, 2006 were $786,000 and $5.6 million, respectively, as compared to $1.8 million and $2.8 million during the three and nine months ended September 30, 2005. The majority of the Acacia Technologies group’s patent portfolios are subject to patent and patent rights agreements with inventors containing provisions granting to the original patent owner the right to receive inventor royalties based on future net revenues, as defined in the respective agreements and may also be subject to contingent legal fee arrangements with external law firms engaged on a contingent fee basis. The economic terms of the inventor and contingent arrangements, if any, vary across the Acacia Technologies group’s 52 patent portfolios. As such, inventor royalties and contingent legal fees expenses fluctuate period to period based on the amount of revenues recognized each period and the mix of specific patent portfolios generating revenues each period.

Amortization of Patents. The increase was due primarily to nine full months of patent amortization expense resulting from the January 28, 2005 GPH Acquisition for the nine months ended September 30, 2006, as compared to eight months of amortization in comparable 2005 period. In addition, amortization expense includes additional charges related to certain of the patent portfolios acquired by the Acacia Technologies group subsequent to September 30, 2005. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize acquired patent related costs over a weighted average remaining economic useful life of approximately 5 years.

Write-off of Patent-related Intangible Asset. In June 2006, the Acacia Technologies group recorded a non-cash impairment charge of $297,000, related to the write-off of a patent-related intangible asset. During the second quarter of 2006, pursuant to the terms of the respective license agreement, management elected to terminate its rights to exclusively license and enforce the patent, resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of June 30, 2006.

Other

Estimated Loss on Discontinued Operations. Results for the nine months ended September 30, 2005, include charges, net of minority interests, of $210,000, related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements. The related lease obligations expired in August 2005.

Inflation

Inflation has not had a significant impact on the Acacia Technologies group.

Liquidity and Capital Resources

The Acacia Technologies group’s cash and cash equivalents and short-term investments totaled $46.0 million at September 30, 2006, compared to $39.0 million at December 31, 2005. Working capital at September 30, 2006, was $42.5 million, compared to $38.9 million at December 31, 2005.

The net increase (decrease) in cash and cash equivalents for the nine months ended September 30, 2006, and 2005, was comprised of the following (in thousands):

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Net cash provided by (used in):
Operating activities (including discontinued operations of $222 in 2006 and ($525) in 2005)	$8,149	$(865)
Investing activities (including discontinued operations of ($353) in 2006)	2,515	(17,729)
Financing activities	325	19,572
Increase in cash and cash equivalents	$10,989	$978

Cash receipts from licensees for the Acacia Technologies group for the nine months ended September 30, 2006, increased to $30.2 million from $11.3 million in the comparable 2005 period, reflecting the increase in revenues recognized in 2006 compared to 2005. Net cash outflows from operations for the Acacia Technologies group for the nine months ended September 30, 2006, increased to $22.1 million from $12.2 million in the comparable 2005 period, due to increases in inventor royalties expenses and contingent legal fees expenses, personnel expenses, corporate, general and administrative expenses, as described above, and the impact of the timing of payments and related accruals.

The change in net cash flows used in investing activities for the periods presented reflects net short term investment activities in connection with ongoing short-term cash management activities. Net cash outflows from investing activities for the nine months ended September 30, 2006 also included Acacia Technologies group patent related acquisitions costs totaling $1.0 million. Net cash outflows from investing activities for the nine months ended September 30, 2005 reflects the $5.8 million cash consideration and related acquisition and registration costs paid in connection with the GPH Acquisition in the first quarter of 2005 and $445,000 in other patent acquisition costs. In addition, in April 2006, a final distribution to Soundbreak.com’s minority shareholders was paid totaling $353,000.

Net cash flows provided by financing activities during the nine months ended September 30, 2006 included proceeds from the exercise of AR-Acacia Technologies stock options of $455,000. Net cash flows provided by financing activities during the nine months ended September 30, 2005 included net proceeds of approximately $19.5 million from the sale of 3.5 million shares of AR-Acacia Technologies stock in a registered direct offering.

Management believes that the Acacia Technologies group’s cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet its cash requirements through at least November 2007. The Acacia Technologies group may however encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in our Risk Factors on pages 3, 4, 12, 13 and 15 of our shelf registration statement on Form S-3 filed with the SEC on April 25, 2006, and included as Exhibit 99.1 of our Quarterly Report for the three months ended March 31, 2006, and incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If the Acacia Technologies group fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer.

Off-Balance Sheet Arrangements

The Acacia Technologies group has not entered into off-balance sheet financing arrangements, other than operating leases. The Acacia Technologies group has no significant commitments for capital expenditures in 2006 and 2007. Other than as set forth below, the Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. The following table lists the Acacia Technologies group’s material known future cash commitments as of September 30, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Remaining 2006	2007	2008	2009	2010 and Thereafter

Operating leases (1)	$89	$552	$565	$588	$1,355
Consulting contract (2)	289	99	-	-	-
Total contractual cash obligations	$378	$651	$565	$588	$1,355
________________
(1)	Excludes any allocated rent expense in connection with Acacia Research Corporation’s management allocation policies.
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

CombiMatrix Group
(A Division of Acacia Research Corporation)
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

Division Net Loss (In thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Division net loss	$(4,327)	$(3,883)	$(15,458)	$(10,616)

The changes in net loss were primarily due to operating results and activities as discussed below.

Revenues and Cost of Revenues (In thousands)
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Government contract	$725	$973	$1,563	$2,985
Cost of government contract revenues	(684)	(920)	(1,476)	(2,820)
Products	968	453	3,050	1,298
Cost of product sales	(412)	(282)	(973)	(635)
Service contracts	151	37	268	106

Government Contract and Cost of Government Contract Revenues. The decrease was due to the completion, in December 2005, of the CombiMatrix group’s commitments under its previous two-year, $5.9 million research and development contract with the DoD to further the development of the CombiMatrix group’s array technology for the electrochemical detection of biological threat agents. In February 2006, the CombiMatrix group executed a new one-year, $2.1 million contract with the DoD to further the development of its electrochemical detection system. Government contract revenues and contract costs were lower during the three and nine months ended September 30, 2006, as compared to the three and nine months ended September 30, 2005, due to the commencement of work under the new $2.1 million contract in February 2006, as compared to nine full months of activity under the previous $5.9 million contract during the prior year. In August 2006, the CombiMatrix group executed a new two-year, $1.9 million contract with the DoD to integrate its electrochemical detection technology with its microfluidics “lab-on-a-chip” technology for national defense and homeland security applications. Efforts under the microfluidics contract were not significant during the three months ended September 30, 2006.

Under the terms of its DoD contracts, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group’s commitments under its current contracts with the DoD, which were approximately 68% and 4% complete as of September 30, 2006 for the electrochemical detection and microfluidics contracts, respectively.

Product Revenues and Cost of Product Sales. Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group’s array products. Product revenues include the sale of DNA synthesizer instruments and CustomArray 12K DNA expression arrays and related hardware including array revenue from our diagnostics subsidiary, CMDX, during the nine months ended September 30, 2006, compared to lower instrument and 12K DNA expression array sales during the comparable quarter in 2005. The overall increase in product revenues was due primarily to the increased product offerings currently available to the CombiMatrix group’s customers, which includes 12K and 4X2K arrays, DNA synthesizer and electrochemical detection reader instruments and related hardware, as compared to only the 902 and 12K expression arrays and DNA synthesizer instruments in the comparable 2005 quarters. For the three and nine months ended September 30, 2006, product revenues includes $153,000 and $221,000 in array sales, respectively, from our diagnostics subsidiary, CMDX, compared to no sales in the comparable 2005 periods. The increase in gross margins was due primarily to the impact of the mix of product sales during the periods presented. Revenues for the three and nine months ended September 30, 2006 included a higher percentage of product revenues from the sale of DNA synthesizer and electrochemical detection reader instruments, which generally have higher gross margins than the expression array products.

Operating Expenses (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Research and development expenses (including non-cash stock compensation expense of $311 and $797 for the three and nine months ended September 30, 2006 and $0 for the three and nine months ended September 30, 2005)	$2,819	$1,527	$7,380	$4,082

Research and Development Expenses. During the three and nine months ended September 30, 2006 and 2005, the CombiMatrix group continued internal research and development efforts to improve and expand the CombiMatrix group’s technology and product offerings. The increase in internal research and development expenses was due primarily to the development of higher density array products by the CombiMatrix group as well as the impact of the CombiMatrix group’s subsidiary, CMDX, which was formed and began research and development activities in the second quarter of 2005. The increase also reflects $311,000 and $797,000, for the three and nine months ended September 30, 2006, in non-cash stock compensation charges recorded in connection with the adoption of SFAS No. 123R, effective January 1, 2006, as described above under “Critical Accounting Estimates.”

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

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Marketing, general and administrative expenses (including non-cash stock compensation expense of $277 and $959 for the three and nine months ended September 30, 2006 and ($35) and ($146) for the three and nine months ended September 30, 2005)	$2,753	$2,805	$9,944	$7,475
Loss from equity investment	253	100	786	202

Marketing, General and Administrative Expenses. Contributing to the change for the periods presented is the CombiMatrix group’s adoption of SFAS No. 123R, effective January 1, 2006, which requires public companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements, as described under “Critical Accounting Estimates.” Non-cash stock compensation charges included in marketing, general and administrative expense for the three and nine months ended September 30, 2006 totaled $277,000 and $959,000, respectively, as compared to a credit of $35,000 and a credit of $146,000 for the three and nine months ended September 30, 2005.

Excluding the impact of the adoption of SFAS No. 123R, the overall decrease in marketing, general and administrative expenses for the three months ended September 30, 2006 vs. the comparable 2005 period was due primarily to decreases in marketing and sales expenses caused by a reduction in sales and support staff, partially offset by an increase in legal and accounting expenses. For the nine months ended September 30, 2006 vs. the comparable 2005 period, overall marketing, general and administrative expenses increased due primarily to the full year’s impact of general and administrative expenses incurred by CMDX in 2006, which commenced operations in the second quarter of 2005, as well as increased legal and accounting expenses related mostly to costs associated with the planned split-off of the CombiMatrix group from Acacia Research Corporation. These increases were partially offset by a decrease in marketing and sales expense.

A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

	For the Three Months Ended 2006 vs. 2005	For the Nine Months Ended 2006 vs. 2005
CombiMatrix group:
Decrease in marketing and sales expenses	$(313)	$(836)
(Decrease) increase in general and administrative expenses related to CMDX	(46)	1,292
Increase in legal, accounting and other professional fees	183	1,106
Decrease in other general and administrative expenses	(188)	(198)

Loss from Equity Investment. As of September 30, 2006 and 2005, the CombiMatrix group owned 29% and 14%, respectively, of Leuchemix Inc., or Leuchemix, a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. The CombiMatrix group’s equity in the losses of Leuchemix increased due to the CombiMatrix group’s increased ownership in Leuchemix as well as an increase in expenses incurred by Leuchemix. The CombiMatrix group is under a contractual commitment to increase ownership to approximately 33% during the fourth quarter of 2006 and as a result, equity in loss of Leuchemix is expected to increase in future periods.

Other

Warrant Gains (Charges). In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” or SFAS No. 150, and related interpretations, certain AR-CombiMatrix stock purchase warrants outstanding at September 30, 2006 have been classified as a long-term liability due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liability are reflected in the statement of operations. Refer to Note 8 to the Acacia Research Corporation consolidated financial statements in Part I, Item 1 of this report.

Loss on Sale of Investment. In January 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship included the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio assumed all operational and financial responsibilities of CombiMatrix K.K. The net loss on the sale of 67% of the voting interest in CombiMatrix K.K. was $84,000. Subsequent to the sale, the CombiMatrix group’s investment in CombiMatrix K.K. was accounted for under the equity method. The deconsolidation of CombiMatrix K.K. did not have a material impact on the CombiMatrix group balance sheet as of September 30, 2006. The impact on the statement of operations resulting from the transition to the equity method of accounting for the CombiMatrix group's investment in CombiMatrix K.K. was not material during the periods presented.

Inflation

Inflation has not had a significant impact on the CombiMatrix group.

Liquidity and Capital Resources

At September 30, 2006, cash and cash equivalents and short-term investments totaled $8.3 million compared to $20.2 million at December 31, 2005. Working capital at September 30, 2006, was $7.3 million, compared $19.2 million at December 31, 2005. The change in working capital was due primarily to the impact of net cash flow activities as discussed below.

The net (decrease) increase in cash and cash equivalents for the nine months ended September 30, 2006, and 2005, was comprised of the following (in thousands):

	For the Nine Months Ended
	September 30, 2006	September 30, 2005
Net cash provided by (used in):
Operating activities	$(11,848)	$(9,954)
Investing activities	6,266	11,177
Financing activities	2,220	12,969
Effect of exchange rate on cash	-	35
Increase (decrease) in cash and cash equivalents	$(3,362)	$14,227

        Cash receipts from customers for the CombiMatrix group for the nine months ended September 30, 2006, were $4.5 million, comprised of $2.6 million from the sale of array products and services and $1.9 million in payments received from the Department of Defense. Cash receipts in the comparable 2005 period totaled $4.1 million, comprised of $1.1 million from the sale of array products and related services and $3.0 million in electrochemical detection contract payments received from the Department of Defense. Cash outflows from operations for the CombiMatrix group for the nine months ended September 30, 2006, increased to $16.3 million, as compared to $14.1 million in the comparable 2005 period, due primarily to an increase in research and development, marketing general and administrative expenses related to CMDX as described above and the impact of the timing of vendor payments and related accruals.

The net cash flows provided by investing activities for the nine months ended September 30, 2006 and 2005 were due primarily to net sales of available-for-sale investments by the CombiMatrix group in connection with ongoing short-term cash management activities. For the nine months ended September 30, 2006, the CombiMatrix group incurred $495,000 of capital expenditures and $1.4 million in purchasing of Leuchemix preferred stock, which amounted to $1.1 million and $1.1 million, respectively, in the comparable 2005 period.

On June 14, 2006, Acacia Research Corporation entered into a Standby Equity Distribution Agreement (the “SEDA”) with Cornell Capital Partners, LP (“Cornell”), providing up to $50 million of equity financing from Cornell through the sale of up to 13,024,924 shares of AR-CombiMatrix common stock through June 2008. For the nine months ended September 30, 2006, the CombiMatrix group had received $2,207,000 in net proceeds in equity financings through the sale of 2,019,646 shares of AR-CombiMatrix stock under the SEDA. For the nine months ended September 30, 2005, the CombiMatrix group’s financing activities were composed primarily of two financing events. First, in July 2005, Acacia Research Corporation sold 1,400,444 shares of AR-CombiMatrix stock in a registered direct offering, generating net proceeds of approximately $3,114,000, which were attributed to the CombiMatrix group. Second, in September 2005, Acacia Research Corporation sold 6,385,907 shares of AR-CombiMatrix stock and 1,596,478 AR-CombiMatrix stock purchase warrants in a registered direct offering, generating net proceeds of approximately $9,707,000, which were attributed to the CombiMatrix group. We do not expect the decline in net proceeds from financing activities to continue. As discussed below, management believes the CombiMatrix group must raise additional capital to meet its cash requirements over the next 12 months, and as a result, net proceeds from financing activities should increase significantly if the CombiMatrix group is able to meet its goals over the next 12 months.

As of September 30, 2006, 11,005,278 shares of AR-CombiMatrix common stock were available under the SEDA. Subsequent to this date, an additional 1,191,699 shares of AR-CombiMatrix common stock were purchased by Cornell under the SEDA, generating net proceeds to the CombiMatrix group of $863,000. For more information on the terms of this agreement, please refer to Note 6 of our Consolidated Financial Statements in this report and our Form 8-K filed with the Commission on June 15, 2006 and our Form 8-K filed with the Commission on June 22, 2006, incorporated herein by reference.

Management believes that the CombiMatrix group’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit including the SEDA will be sufficient to meet its cash requirements for the next six months. In order for the CombiMatrix group to continue as a going concern beyond March 31, 2007, the CombiMatrix group will be required to obtain capital from external sources, including the SEDA. However, based on the recent decline in the market value of AR-CombiMatrix stock, which began trading below $1.00 per share in late September 2006, and due to the limitation of the number of shares of AR-CombiMatrix stock available on the SEDA, the CombiMatrix group may be required to seek additional sources of financing including the issuance of debt and/or equity securities that may not be available at times and at terms acceptable to the CombiMatrix group. The issuance of equity securities will also cause dilution to the AR-CombiMatrix shareholders. If external financing sources beyond the SEDA are not available or are inadequate to fund the operations of the CombiMatrix group, it will be required to reduce its operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the CombiMatrix group. For example, reductions in research and development activities and/or personnel at our Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of our CustomArray products and services. Also, reduction in operating costs at our diagnostics subsidiary in Irvine, California, (CMDX), should they occur, could jeopardize its ability to launch, market and sell additional products and services necessary to order grow and sustain its operations and eventually achieve profitability.

The CombiMatrix group may also encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in Part II Item 1A. “Risk Factors” in this Quarterly Report and in our Risk Factors on pages 3, 4, 5, 6, 7, 8, 9, 10, 11 and 12 of our shelf registration statement on Form S-3 filed with the SEC on April 25, 2006, included as Exhibit 99.1 of our Quarterly Report for the three and six months ended June 30, 2006, and incorporated by reference herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all.

Off-Balance Sheet Arrangements

The CombiMatrix group has not entered into off-balance sheet financing arrangements, other than operating leases. The CombiMatrix group has no significant commitments for capital expenditures in 2006. Other than as set forth below, the CombiMatrix group has no committed lines of credit or other committed funding or long-term debt. The following table lists the CombiMatrix group’s material known future cash commitments as of September 30, 2006:
	Payments Due by Period (in thousands)
Contractual Obligations	Remaining 2006	2007	2008	2009	2010 and Thereafter
Operating leases (2)	$472	$1,937	$1,615	$-	$-
Minimum royalty payments (1)	25	100	100	100	875
Leuchemix equity purchases (3)	750	-	-	-	-
Total contractual cash obligations	$1,247	$2,037	$1,715	$100	$875
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

(b)         Changes in Internal Control Over Financial Reporting

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

As of June 30, 2006, the end of the prior quarter, our management concluded that we did not maintain effective controls over revenue recognition. Specifically, the controls over the evaluation of certain non-standard terms and conditions contained in certain of the Acacia Technologies group's license agreements were not effective to ensure that revenue was recognized in the proper period in accordance with generally accepted accounting principles. In connection with the preparation of our Quarterly Report for the three months ended June 30, 2006, we performed additional analysis of our license agreements to ensure that revenue reported in our June 30, 2006 interim consolidated financial statements was recognized in the proper period in accordance with generally accepted accounting principles.

Management implemented additional controls and procedures, as summarized below, to specifically address the deficiency noted as of June 30, 2006. Management believes that the controls implemented are designed effectively and operated effectively during the three months ended September 30, 2006 such that the control deficiency identified above, has been fully remediated as of September 30, 2006. To remediate the above described material weakness, we implemented the following enhanced procedures and controls:

1)	Management implemented enhanced procedures and controls which include an emphasis on the evaluation of revenue recognition for our license arrangements with non-standard terms and conditions.

2)
Management created and implemented the use of a Revenue Recognition checklist used by accounting staff to facilitate, document and guide the Revenue Recognition analysis under generally accepted accounting principles. The checklist addresses and provides a framework for assessing the impact of certain non-standard terms and conditions that may exist in agreements. The checklist is completed for all new license agreements and is afforded the appropriate levels of review and authorization prior to the transaction being entered into the general ledger.

3)
Members of management with responsibility for financial statement preparation were provided informal technical training regarding Revenue Recognition under SAB 104 and other applicable guidance, specifically related to the complexities that non-standard contract language can give rise to in the analysis of appropriate revenue recognition. Management was trained to identify and more effectively assess the accounting impact of certain non-standard contract terms on revenue recognition.

Other than the enhanced controls and procedures discussed above to remediate the material weakness, there have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2006 which our management concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should also carefully consider the following additional risk factor not previously included in the documents incorporated by reference above:

RISKS RELATING TO THE COMBIMATRIX GROUP

Our AR-CombiMatrix stock has traded below the minimum bid price required by the Nasdaq Global Market continued listing requirements for more than thirty consecutive business days, and we may be delisted from the Nasdaq Global Market if we are unable to achieve compliance within 180 days following notice from Nasdaq.

Since September 25, 2006, the trading price of our AR-CombiMatrix stock has been below $1.00 per share. As a result, we have failed to meet the continued listing requirements of the Nasdaq Global Market and will likely receive a notice from Nasdaq to comply with the standards or face delisting from the exchange. As of the filing of this report, we have not received any notice from Nasdaq. If we receive such a notice from Nasdaq, it will be publicly disclosed. Following receipt of such notice, we would have 180 days to achieve compliance with the minimum bid price standard of $1.00 per share. If we were unable to achieve compliance within 180 days, then our AR-CombiMatrix stock would most likely be removed from trading on the Nasdaq Global Market and begin trading on the OTC Bulletin Board until we were able to meet the initial listing requirements of a Nasdaq market or another national exchange, such as Amex. If the AR-CombiMatrix stock is delisted, we would be unable to provide any assurance that we would be eligible for listing on any national exchange.

The CombiMatrix group will not be able to meet its cash requirements over the next 12 months without obtaining additional capital from external sources, and if it is unable to do so, it may not be able to continue as a going concern.

The CombiMatrix group’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit should be sufficient to meet its cash requirements through March 31, 2007. In order for the CombiMatrix group to continue as a going concern beyond March 31, 2007, the CombiMatrix group will be required to obtain capital from external sources. It is unlikely it will be able to fund all needed financing from the remaining capital available under the existing standby equity distribution agreement with Cornell Capital. If external financing sources are not available or are inadequate to fund the operations of the CombiMatrix group, it could result in reduced revenues and cash flows from the sales of our CustomArray products and services and/or could jeopardize its ability to launch, market and sell additional products and services necessary to grow and sustain its operations and eventually achieve profitability. You should review the additional information about the CombiMatrix group’s liquidity and capital resources Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The CombiMatrix group plans to raise additional capital through the sale of equity securities, and if the price of AR-CombiMatrix stock remains below $1.00 per share, the dilution of existing stockholders could be greater than management initially anticipated.

We expect to sell the maximum number of shares available under the standby equity distribution agreement with Cornell Capital in order to meet the capital requirements of the CombiMatrix group. To date, we have sold 3,211,345 shares out of a total of 13,024,924 shares available to be sold. In addition to selling 9,813,579 additional shares under the agreement with Cornell, we may need to issue a significant number of additional shares of AR-CombiMatrix stock to raise the additional capital the CombiMatrix group needs over the next 12 months. The dilution of existing holders of AR-CombiMatrix stock could be more than management initially anticipated if the stock price remains below $1.00 per share.

The recent decline in AR-CombiMatrix stock price could result in a goodwill impairment for the CombiMatrix group.

Due to the recent decline in the AR-CombiMatrix stock, the CombiMatrix group's market value approximates its book value as of the date of this filing.  Should the AR-CombiMatrix stock continue to decline below the CombiMatrix group's book value and if management concludes that the decline is other than temporary, the CombiMatrix group's goodwill could be impaired.

Item 6. EXHIBITS

10.1	Manufacturing and Supply Agreement with Furuno Electric Company, Ltd., effective July 1, 2006
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors incorporated by reference into Part II, Item 1A (1)
__________________
(1) Incorporated by reference to Exhibit 99.1 of our Quarterly Report for the three months ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By:	/s/ Paul R. Ryan

Paul R. Ryan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Clayton J. Haynes

Clayton J. Haynes Chief Financial Officer / Treasurer (Principal Financial Officer)

Date: November 9, 2006

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT
10.1	Manufacturing and Supply Agreement with Furuno Electric Company, Ltd., effective July 1, 2006
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Risk Factors incorporated by reference into Part II, Item 1A (1)

__________________

(1) Incorporated by reference to Exhibit 99.1 of our Quarterly Report for the three months ended March 31, 2006.