Form 10-K
period 2006-12-31
ACACIA RESEARCH CORP
filed 2007-03-14
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO __________ .

Commission File Number 0-26068
____________

ACACIA RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-4405754
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

500 NEWPORT CENTER DRIVE, NEWPORT BEACH, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 480-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Acacia Research - Acacia Technologies Common Stock, $0.001 par value Acacia Research - CombiMatrix Common Stock, $0.001 par value	The NASDAQ Stock Market LLC The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None
____________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the registrant’s Acacia Research - Acacia Technologies common stock and Acacia Research - CombiMatrix common stock held by non-affiliates of the registrant, computed by reference to the last sales prices of such stocks reported on The Nasdaq Stock Market, as of June 30, 2006, was approximately $382,094,000 and $64,467,000, respectively. (All executive officers and directors of the registrant are considered affiliates.)

As of March 6, 2007, 28,255,628 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of March 6, 2007, 52,365,810 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

ACACIA RESEARCH CORPORATION
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2006

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

• Acacia Global Acquisition Corporation
• Acacia Media Technologies Corporation
• Acacia Patent Acquisition Corporation
• Acacia Technologies Services Corporation
• AV Technologies LLC
• Broadcast Data Retrieval Corporation
• Broadcast Innovation LLC
• Computer Acceleration Corporation
• Computer Cache Coherency Corporation
• Computer Docking Station Corporation
• Credit Card Fraud Control Corporation
• Database Structures Inc.
• Data Encryption Corporation
• Data Innovation LLC
• Diagnostic Systems Corporation
• Disc Link Corporation
• Financial Systems Innovation LLC
• Fluid Dynamics Corporation
• High Resolution Optics Corporation
• Information Technology Innovation LLC

• InternetAd LLC
• IP Innovation LLC
• KY Data Systems LLC
• Location Based Services Corporation
• Micromesh Technology Corporation
• Microprocessor Enhancement Corporation
• Mobile Traffic Systems Corporation
• New Medium LLC
• Peer Communications Corporation
• Product Activation Corporation
• Remote Video Camera Corporation
• Resource Scheduling Corporation
• Safety Braking Corporation
• Screentone Systems Corporation
• Soundview Technologies Inc.
• Spreadsheet Automation Corporation
• TechSearch LLC
• Telematics Corporation
• VData LLC

The Acacia Technologies group also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to Acacia Research Corporation’s intellectual property licensing and enforcement business.

The Acacia Technologies group currently owns or controls the rights to 62 patent portfolios, covering technologies used in a wide variety of industries, including the following:

• Aligned Wafer Bonding
• Audio Communications Fraud Detection
• Audio Video Enhancement & Synchronization
• Broadcast Data Retrieval
• Color Correction For Video Graphics Systems
• Compact Disk
• Computer Memory Cache Coherency
• Computing Device Performance
• Continuous TV Viewer Measuring
• Credit Card Fraud Protection
• Database Management
• Data Encryption
• Digital Video Production
• DMT®
• Document Generation
• Dynamic Manufacturing Modeling
• Electronic Address List Management
• Enhanced Internet Navigation
• File Locking In Shared Storage Networks
• Fluid Flow Control And Monitoring
• Hearing Aid ECS
• High Quality Image Processing
• High Resolution Optics
• Image Resolution Enhancement

• Information Monitoring
• Interactive Television
• Laptop Connectivity
• Location Based Services
• Medical Image Stabilization
• Micromesh Laminate
• Micromirror Digital Display
• Microprocessor Enhancement
• Multi-dimensional Bar Codes
• Picture Archiving & Communication Systems
• Pointing Device
• Pop-Up Advertising
• Portable Storage Devices With Links
• Product Activation
• Remote Video Camera
• Resource Scheduling
• Software License Management
• Spreadsheet Automation
• Storage Technology
• Telematics
• User Activated Internet Advertising
• Vehicle Anti-Theft Parking System
• Vehicle Magnetic Braking
• Web Personalization
• Wireless Traffic Information

CombiMatrix Group

Our life sciences business, referred to as the “CombiMatrix group,” a division of Acacia Research Corporation, is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation’s wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation’s life sciences business.

The CombiMatrix group is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products and services could be utilized. The technologies that the CombiMatrix group has developed include a platform technology to rapidly produce customizable, in-situ synthesized, oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. The CombiMatrix group has also developed the capabilities of producing arrays that utilize bacterial artificial chromosomes on its arrays, also enabling genetic analysis. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.

Through the year ended December 31, 2005, the CombiMatrix group’s life sciences business included two subsidiaries, CombiMatrix Molecular Diagnostics, Inc. and CombiMatrix K.K. CombiMatrix Molecular Diagnostics, Inc., a wholly owned subsidiary located in Irvine, California, is exploring opportunities for the CombiMatrix group’s arrays in the field of molecular diagnostics. CombiMatrix K.K. is a Japanese corporation located in Tokyo, Japan, and has existed for the purposes of exploring opportunities for the CombiMatrix group’s array system with pharmaceutical and biotechnology companies in the Asian market. In January of 2006, the CombiMatrix group sold 67% of its ownership interest in CombiMatrix K.K. to a third party, and continued to retain a 33% ownership interest. Based upon the annual financial statements for the year ended December 31, 2005, this sale did not constitute the sale of a "significant subsidiary" as that term is defined by the Commission in Rule 1-02 of Regulation S-X.

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. The transaction is expected to be completed no sooner than the second quarter of 2007, subject, however, to completing the required filings with the Securities and Exchange Commission (“SEC”). We have received a private letter ruling from the IRS addressing certain tax implications of the transaction and have received a tax opinion from counsel. CombiMatrix Corporation filed a registration statement on Form S-1 on December 26, 2006, which has not been declared effective. If CombiMatrix Corporation’s registration statement on Form S-1 is declared effective by the SEC, Acacia Research Corporation will redeem all of the issued and outstanding shares of AR-CombiMatrix common stock for all of the common stock of CombiMatrix Corporation, which will register its common stock under the Securities and Exchange Act of 1934. Following the redemption, CombiMatrix Corporation will apply to list its shares for trading on a national exchange.

Capital Structure

Acacia Research Corporation has two classes of common stock called Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”) and Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”). AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation’s Acacia Technologies group. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation’s CombiMatrix group. Although the AR-Acacia Technologies stock and the AR-CombiMatrix stock are intended to reflect the performance of our different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups. As a result, holders of Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to one group could be subject to the liabilities of the other group. Included in Acacia Research Corporation’s operating groups are certain wholly owned subsidiaries that are not material, quantitatively or qualitatively, either individually or in the aggregate, to either group, or to Acacia Research Corporation as a whole.

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

•  our corporate code of conduct, our board of directors - code of conduct and our fraud policy;

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

BUSINESS GROUPS

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)

Intellectual Property Licensing Business

The Acacia Technologies group, a division of Acacia Research Corporation, develops, acquires, licenses and enforces patented technologies. The Acacia Technologies group generates license fee revenues and related cash flows from the granting of licenses for the use of its patented technologies. The Acacia Technologies group assists patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. The Acacia Technologies group’s subsidiary companies currently own or control the rights to more than 60 patent portfolios and have established a track record of licensing success with more than 500 license agreements executed to date. Our professional staff includes in-house patent attorneys, licensing executives, engineers and business development executives.

The Acacia Technologies group’s clients are primarily individual inventors and small companies who have limited resources and/or expertise to effectively address the unauthorized use of their patented technologies, and also include large companies seeking to effectively and efficiently monetize their portfolio of patented technologies. In a typical client arrangement, the Acacia Technologies group will acquire the patent portfolio or acquire rights to the patent portfolio, with our client receiving an upfront payment for the purchase of the patent portfolio or patent portfolio rights, or receiving a percentage of our net recoveries from the licensing and enforcement of the patent portfolio, or a combination of the two.

The Acacia Technologies group is primarily comprised of certain of Acacia Research Corporation’s wholly owned subsidiaries and limited liability companies, as described earlier, and also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to Acacia Research Corporation’s intellectual property licensing and enforcement business.

On January 28, 2005, Acacia Global Acquisition Corporation acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies (“GPH Acquisition”). The acquisition provided the Acacia Technologies group 100% ownership of companies that own or control the rights to 27 patent portfolios, which included 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. Refer to Note 8 in the accompanying Acacia Research Corporation consolidated financial statements for additional information regarding the GPH Acquisition.

The Acacia Technologies Group’s Business Model and Strategy

The Acacia Technologies group’s business model is summarized in the following diagram:

The Acacia Technologies group’s business strategy includes the following key elements:

•	Identify Emerging Growth Areas where Patented Technologies will Play a Vital Role

The patent process breeds innovation and invention by granting a limited monopoly to the inventor in exchange for sharing the invention with the public. Certain technologies, including several of the technologies controlled by the Acacia Technologies group described below, become core technologies in the way products and services are manufactured, sold and delivered. The Acacia Technologies group identifies core, patented technologies that have been or are anticipated to be widely adopted by third parties in connection with the manufacture or sale of products and services.

•	Contact and Form Alliances with Owners of Core, Patented Technologies

Often individual inventors and small companies have limited resources and/or expertise and are unable to effectively address the unauthorized use of their patented technologies. Individual inventors and small companies may lack sufficient capital resources and may also lack in-house personnel with patent licensing expertise and/or experience, which may make it difficult to effectively out-license and/or enforce their patented technologies.

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

Subtleties in the language of a patent, recorded interactions with the patent office, and the evaluation of prior art and literature can make a significant difference in the potential licensing and enforcement revenue derived from a patent or patent portfolio. The Acacia Technologies group’s specialists are trained and skilled in these areas. It is important to identify potential problem areas prior to commercialization and determine whether potential problem areas can be overcome, before launching a licensing program. We have developed processes and procedures for identifying problem areas and evaluating the strength of a patent before the decision is made to allocate resources to a licensing and enforcement effort.

•	Purchase or Acquire the Rights to Patented Technologies

After evaluation, the Acacia Technologies group may elect to purchase the patented technology, or become the exclusive licensing agent for the patented technology in all or in specific fields of use. In either case, the owner of the patent generally retains the rights to a portion of the revenues generated from a patent’s licensing and enforcement program. The Acacia Technologies group generally controls the licensing and enforcement process and utilizes its experienced in-house personnel to reduce outside costs and to ensure that the Acacia Technologies group’s capital is allocated and utilized in an efficient and cost effective manner.

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

Acacia Technologies Group - Patented Technologies

Currently, the Acacia Technologies group owns or controls the rights to 62 patent portfolios, with patent expiration dates ranging from 2007 to 2020, and covering technologies used in a wide variety of industries, including the following:

•	Aligned Wafer Bonding

This patented technology generally relates to the precision alignment and bonding of micromechanical, electrical and optical structures. This technology can be used for the bonding of surface features in the fabrication of Micro Electromechanical Systems (“MEMS”) and semiconductors.

•	Audio Communications Fraud Detection

The patents and applications generally relate to methods for determining and preventing fraud when using telephonic, computer network, or other communication services to complete a sale. The claims cover methods for preventing fraud during the purchase of services for entertainment or technical support, such as psychic readings and computer software support. These methods help protect vendors from credit card charge-backs and help protect customers whose credit card numbers may have been stolen.

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

•	Color Correction For Video Graphics Systems

This patented technology generally relates to methods for altering the colors of isolated objects in a video graphics system. The technology can be used to efficiently and accurately change colors of objects in a video frame or digital picture without affecting the entire image.

•	Compact Disk Technology

The patent, currently being reexamined by the United States Patent and Trademark Office, covers certain systems for recording and playing compact disks containing compressed audio data utilizing certain data-compression methods. The CD player technology, consisting in part of a CD drive that reads MPEG Layer-3 (“MP3”) compressed digital audio data recorded on a CD, and an integrated circuit chip which decompresses the data and produces a non-compressed audio output, is commonly found in DVD and CD players.

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

•	Database Management

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

•	Digital Video Production

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

•	Digital Media Transmission (“DMT®”) Technology

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

•	Document Generation

This patented technology generally relates to storing data in databases such that it could be used to quickly populate multiple document templates. This technology can be used in medical applications such as Electronic Medical Records (“EMR”) and Electronic Health Records (“EHR”), as well as document generation applications in the financial, legal, and insurance industries.

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

•	Electronic Address List Management

This patented technology can allow a user to manage an address list on a computer and transfer the list to an electronic device such as a cell phone.

•	Enhanced Internet Navigation

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

•	File Locking In Shared Storage Networks

The patent relates to a file locking system for use in shared storage networks such as iSCSI. The use of the patented technology removes a single point of failure for companies migrating existing Storage Area Network (“SAN”) implementations to iSCSI or for those creating new shared storage networks.

•	Fluid Flow Control and Monitoring

The patent relates to systems used in the remote control and monitoring of fluid flow, both gas and liquid. This technology can be used in heating/ventilation/air conditioning (“HVAC”), plumbing and other industrial, commercial and residential fluid flow systems.

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

•	Location Based Services

This patented technology generally relates to locating mobile units, such as cell phones and embedded vehicle radios, within a cellular network and using the position information to provide services to the mobile user. It covers various means of accurately locating a mobile unit, including GPS and cell site triangulation. This technology is applicable to wireless emergency services (“E911”), vehicle tracking, vehicle assistance services and many other services that rely on knowing the location of a mobile user.

•	Medical Image Stabilization

This patented technology can be used in stabilizing medical images for interventional procedures such as cardiac catheters and stents, and for diagnostics procedures such as visualization of arterial lesions.

•	Micromesh Laminate

This patented technology can be used in fabrics to maximize moisture transport and increase breathability and is often used in sports apparel.

•	Micromirror Digital Display

This patented technology generally relates to techniques for using micromirrors to display a color image having gray scale gradations and is utilized in large screen televisions and projectors.

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

•	Pointing Device

This patented technology generally relates to hand held devices that include pointing devices, such as a joy stick, capable of carrying out multiple user selectable functions.

•	Pop-Up Advertising

This patented technology generally relates to user activated displays on a website, most commonly known as Pop-Ups or Pop-Unders. The displays can include advertising, surveys, messages, sound, video, applets and any other graphic or textual content.

•	Portable Storage Devices With Links

This patented technology generally relates to products sold or distributed on CDs or DVDs that include a link to retrieve additional data via the Internet. This technology can be used by companies that distribute their products on CDs or DVDs and provide links for software upgrades, user manuals, audio files, and other purposes.

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

•	Remote Video Camera

These patents relate to remote control of video cameras and other devices used in areas such as videoconferencing and surveillance systems. The uses of the patented technology include improved remote management of video camera functions such as pan, tilt, and focus, and improved device control in a networked videoconferencing system.

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

•	Software License Management

This patented technology generally relates to technology for monitoring and tracking the use of software applications across a network. This technology can be used to provide a system for managing software license compliance in an enterprise environment as well as metering actual usage levels in a Software-as-a-Service (“SaaS”) environment.

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

•	Storage Technology

This patented technology generally relates to diverse aspects of storage devices and related technology. The patented technologies relate generally to data transfer, fault tolerance, caching, data integrity and error correction.

•	Telematics

This patented technology generally relates to technology for displaying mobile vehicle information on a map. This technology can be used in navigation and fleet management systems that combine wireless communication with GPS tracking and map displays.

•	User Activated Internet Advertising

This patented technology generally relates to the display of certain advertising, informational, and branding messages that appear between or outside web pages when the user is conducting a search, by storing the message prior to being displayed. This technology is most commonly used by travel based and other reservation based websites.

•	Vehicle Anti-Theft Parking System

This patented technology generally relates to methods of automatically identifying a vehicle through a characteristic, such as a license plate number, in order to deter vehicle theft. This technology is applicable to airports, hotels, shopping centers and other parking areas that employ access control.

•	Vehicle Magnetic Braking

This patent generally relates to technology for smooth, reliable braking and acceleration of vehicles on parallel rails.

•	Web Personalization

This patented technology generally relates to technology for learning user preferences and automatically personalizing a user's online experience. The technology is applicable to web sites that use categories plus attributes to identify items, and where individual attributes apply to multiple categories.

•	Wireless Traffic Information

This patented technology generally relates to transmitting, receiving and displaying traffic information on portable handheld and mobile displays. It covers a variety of wireless distribution methods, such as FM radio and satellite, as well as the devices used to display the traffic maps. This technology enables users to identify traffic congestion and can be used with in-vehicle navigation displays and portable handheld units such as cell phones and PDA's.

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

Audio/Video Enhancement and Synchronization Technology -
Image Resolution Enhancement Technology
•
New Medium Technologies, LLC and AV Technologies, LLC v. Barco NV, Miranda Technologies, LG Philips LCD, Toshiba Corporation, Toshiba America Consumer Products, LLC., and Syntax-Brillian Corporation. United States District Court for the Northern District of Illinois. Filed 9/29/05. Case No. 1:05-cv-05620.

Computer Memory Cache Coherency Technology
•
Computer Cache Coherency Corporation v. VIA Technologies, Inc., Via Technologies, Inc. (USA) and Intel Corporation. United States District Court for the Northern District of California. Filed 12/2/04. Case No. 5:05-cv-01668.

Credit Card Fraud Protection Technology
•	Financial Systems Innovation LLC and Paul N. Ware v. The Kroger Company. United States District Court for the Northern District of Georgia. Filed 3/3/04. Case No. 4:04-cv-00065.
•
Financial Systems Innovation LLC and Paul N. Ware v. Williams-Sonoma, Inc., and Costco Wholesale Corporation. United States District Court for the Northern District of Texas. Filed 6/30/04. Case No. 4:04-cv-00479.

•
Financial Systems Innovation LLC and Paul N. Ware v. Circuit City Stores, Inc., Officemax Incorporated, Staples, Inc., Cracker Barrel Old Country Store, Inc., Fry’s Electronics, Inc., and Rite Aid Corporation. United States District Court for the Northern District of Georgia. Filed 7/19/05. Case No. 4:05-cv-00156.

•
Reinalt-Thomas Corporation, dba Discount Tire Corporation, v. Acacia Research Corporation, Paul N. Ware and Financial Systems Innovation LLC. United States District Court for the District of Arizona. Filed 10/27/05. Case No. 2:05-cv-03459.

•
Financial Systems Innovation LLC and Paul Ware v. Discount Tire Company of Georgia, Inc. and Reinalt-Thomas Corporation, dba Discount Tire Company. United States District Court for the Northern District of Georgia. Filed 11/21/05. Case No. 4:05-cv-00252.

•	Lone Star Steakhouse and Saloon, Inc. v. Acacia Technologies group and Financial Systems Innovation LLC. United States District Court for the District of Kansas. Filed 8/5/05. Case No. 6:05-cv-01249.

Computing Device Performance Technology
•	Computer Acceleration Corporation vs. Microsoft Corporation. United States District Court for the Eastern District of Texas. Filed 7/6/06. Case No. 9:06-cv-0140.

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

High Quality Image Processing
•
Lexmark International, Inc. v. Acacia Research Corporation, dba Acacia Technologies Group and Acacia Patent Acquisition Corp. United States District Court for the Eastern District of Kentucky. Filed 2/13/07. Case No. 5:07-cv-00047.

High Resolution Optics Technology
•	Theodore Whitney and High Resolution Optics Corporation v. The United States. United States Court of Federal Claims. Filed 8/23/06. Case No. 1:06-cv-00601.

Information Monitoring Technology
•
Diagnostic Systems Corporation v. Symantec Corporation; CA, Inc., F-Secure, Inc., NetIQ Corporation, Quest Software Inc., NetScout Systems, Inc., and Motive, Inc. United States District Court for the Central District of California. Filed 12/14/06. Case No. 806-cv-01211.

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

Laptop Connectivity Technology
•
Computer Docking Station Corporation v. Dell, Inc., Gateway, Inc., Toshiba America, Inc., and Toshiba America Information Systems, Inc. On appeal to the U.S. Court of Appeals for the Federal Court. Lower Court Case No. 06-c-0032-c.

Micromesh Technology
•
Micromesh Technology Corporation v. American Recreation Productions, Inc. and American Recreation Products, Inc., dba Kelty. United States District Court for the Northern District of California. Filed 9/27/06. Case No. 3:06-cv-06030.

•	Micromesh Technology Corporation v. Columbia Sportswear Company. United States District Court for the Northern District of California. Filed 9/27/06. Case No. 3:06-cv-06031.
•	Micromesh Technology Corporation v. Red Wing Shoe Company and Red Wing Shoe Company, dba Vasque. United States District Court for the Eastern District of Texas. Filed 10/4/06. Case No. 2:06-cv-00421.
•
Micromesh Technology Corporation v. VF Corporation, VF Corporation, dba JanSport, VF Outdoor, Inc., dba The North Face. United States District Court for the Eastern District of Texas. Filed 10/4/06. Case No. 2:06-cv-00422.

Microprocessor Enhancement Technology
•
Microprocessor Enhancement Corporation and Michael H. Branigin v. Texas Instruments, Incorporated. United States District Court for the Central District of California. Filed 4/7/05. Case No. 8:05-cv-00323. Appeal pending.

•	Microprocessor Enhancement Corporation and Michael H. Branigin v. Intel Corporation. United States District Court for the Central District of California. Filed 8/3/05. Case No. 2:05-cv-05667.

Multi-Dimensional Bar Code Technology
•
Cognex Corporation v. VCode Holdings, Inc., VData LLC, Acacia Research Corporation, dba Acacia Technologies Group, and Veritec Inc. United States District Court for the District of Minnesota. Filed 3/13/06. Case No. 0:06-cv-01040.

•
VData LLC and VCode Holdings, Inc. v. Aetna, Inc., PNY Technologies Inc., A144 and Merchant’s Credit Guide Co. United States District Court for the District of Minnesota. Filed 5/8/06. Case No. 0:06-cv-01701.

Peer to Peer Communications Technology
•	Peer Communications Corporation v. Skype Technologies SA, Skype, Inc., and eBay, Inc. United States District Court for the Eastern District of Texas. Filed 8/22/06. Case No. 6:06-cv-00370.

Portable Storage Devices With Links Technology
•
Disc Link Corporation v. H&R Block, Inc., McAfee, Inc., Riverdeep, Inc. and Sage Software SB, Inc. United States District Court for the Eastern District of Texas. Filed 12/27/06. Case No. 5:06-cv-00295.

Resource Scheduling Technology
•	Epic Systems Corporation v. Resource Scheduling Corporation. United States District Court for the District of Delaware. Filed 4/19/06. Case No. 1:06-cv-00255.

Telematics Technology
•
Telematics Corporation v. United Parcel Service Co., @Road, Inc., Motorola Inc., Ryder System, Inc., Sprint Nextel Corporation, Teletrac, Inc., Verizon Communications, Inc., and Xata Corporation. United States District Court for the Northern District of Georgia. Filed 1/16/07. Case No. 1:07-cv-00105.

User Activated Internet Advertising Technology
•
InternetAd Systems, LLC v. Turner Broadcasting System, Inc., Freerealtime.com, Inc., Knight Ridder Digital, Homestore, Inc., Condenet, Inc., Tribune Company. United States District Court for the Northern District of Texas. Filed 6/15/06. Case No. 3:06-cv-01063.

•
InternetAd Systems, LLC v. Opodo Limited, Amadeus Global Travel Distribution S.A., and Amadeus North America, LLC~~.~~ United States District Court for the Northern District of Texas. Filed 6/19/06. Case No. 3:06-cv-01084.

Vehicle Magnetic Braking Technology
•
Safety Braking Corporation, Magnetar Technologies Corp., and G&T Conveyor Co. v. Six Flags, Inc., Six Flags Theme Parks Inc., SF Partnership, Tierco Maryland, Inc., Busch Entertainment Corp., Cedar Fair LP, Paramount Parks, Inc., NBC Universal, Inc., Universal Studios, Inc., Blackstone Group L.P., The Walt Disney Co., and Walt Disney Parks and Resorts, LLC. United States District Court for the District of Delaware. Filed 3/1/07. Case No. 1:07-cv-00127.

Competition

The Acacia Technologies group expects to encounter competition in the area of patent acquisition and enforcement as the number of companies entering this market is increasing. This includes competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire. Companies such as British Technology Group, Rembrandt Management Group, and Intellectual Ventures LLC are already in the business of acquiring the rights to patents for the purpose of enforcement, and we expect more companies to enter the market. As new technological advances occur, many of our patented technologies may become obsolete before they are completely monetized. If we are unable to replace obsolete technologies with more technologically advanced patented technologies, then this obsolescence could have a negative effect on our ability to generate future revenues.

The Acacia Technologies group also competes with venture capital firms and various industry leaders for technology licensing opportunities. Many of these competitors may have more financial and human resources than our company. As we become more successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently rely upon to generate future revenue.

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

Employees

As of December 31, 2006, the Acacia Technologies group had 33 full-time employees. None of the companies included in the Acacia Technologies group is a party to any collective bargaining agreement. The Acacia Technologies group considers its employee relations to be good.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)

Life Sciences Business

The CombiMatrix group is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation’s wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. The CombiMatrix group is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products and services could be utilized. The technologies that the CombiMatrix group has developed include a platform technology to rapidly produce customizable, in-situ synthesized, oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. The CombiMatrix group has also developed the capabilities of producing arrays that utilize bacterial artificial chromosomes, also enabling genetic analysis. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.

Technologies

• Semiconductor Based Array.

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

The primary use of this technology is the fabrication of oligonuceotide arrays. Oligonucleotides are short sequences of DNA, which when synthesized in an array format, can be used to perform several types of genetic analysis. The most common types of analyses using these arrays are the evaluation of gene expression or the identification of mutations. Gene expression is the term used to describe the identification of genes in cell that are expressed or not expressed or “active” or “inactive.” By evaluating the expression patterns of normal cells versus suspected diseased cells (for example a growth) one may be able to diagnose that disease and also provide information on how to address that disease. Abnormal expression patterns have been implicated for a number of diseases.

Mutation analysis is the identification of specific changes the sequence of DNA that may be linked to particular diseases or drug responses. By identifying a specific mutation in an individual’s genome, it may be possible to identify a disease, pre-disposition to disease or potential drug response.

• Bacterial Artificial Chromosome Arrays (or “BAC” Arrays)

The CombiMatrix group’s BAC Arrays enable us to perform comparative genomic hybridization (or “CGH”) studies to evaluate gross genetic anomalies in genomes. These arrays incorporate BACs, which are fragments of DNA that have been cloned or manufactured in a bacteria. These fragments can be placed on a substrate, in the CombiMatrix group’s case a chemically modified glass slide. These BACs are either developed by us or obtained through other sources. The CombiMatrix group utilizes these arrays to perform CGH analysis in a diagnostic and research setting to identify genetic imbalances in the form of copy number differences. CGH analysis allows us to compare the genomic DNA of a normal individual with that of an individual who may have a disease. This type of analysis evaluates the genes rather than the expression of those genes. CGH analysis is useful in evaluating gross defects in an individual’s genome, such as copy number differences. Copy number differences are situations where a gene or a large portion of a gene is missing or an extra copy exists.

Utilizing these array technologies, the CombiMatrix group is engaged in three strategic business areas:
1.	The development of services and products in the field of molecular diagnostics;
2.	The development, manufacture and sale of research tools and services to life sciences researchers; and
3.	The development, manufacture and sale of biosensor systems and technology for national defense and homeland security.

• Technologies and Compound Libraries for Oncological Drug Development

Through the CombiMatrix group’s minority ownership of Leuchemix, Inc., we have access to proprietary compounds that have been shown to be cytotoxic towards certain cancers in-vitro and in vivo. Many of these compounds were discovered through combinatorial chemistry, natural product chemistry and certain cellular screening assays. Leuchemix, Inc. has access to state of the art laboratories and equipment, which includes flow cytometry, molecular biology and cell culture facilities. In addition, Leuchemix, Inc. has access to a bank of over 150 primary leukemia specimens and a panel of 15 leukemia and lymphoma cell lines as well as several xenogenic animal model systems. Leuchemix also has licensed proprietary compounds and compound libraries, which are being developed as drugs against a number of oncology indications including hematological disorders as well as solid tumors.

Market Overview

The markets for the CombiMatrix group’s products and services include pharmaceutical and biotechnology markets (also referred to as life sciences), molecular diagnostics, national defense and homeland security applications. In the future, if the CombiMatrix group is successful in developing approved drugs either internally or through its investments in companies such as Leuchemix, Inc., the CombiMatrix group’s market opportunities will expand to include pharmacies, physicians, hospitals, patients and other consumers of therapeutics. In addition, there may be opportunities for the CombiMatrix group’s products and services to address consumer-based genetic analysis as that market develops. At this time, the majority of the CombiMatrix group’s commercial efforts are focused on developing and marketing molecular diagnostics services.

General Overview of Molecular Diagnostics, Life Sciences and Pharmaceutical Industries

The molecular diagnostics market is a sub-segment of the overall diagnostics market. Molecular diagnostics, within the context of this discussion, refers to the use of genetic analysis of individuals to make medical decisions in the diagnosis of disease as well as the management of patients. The sequencing of the human genome and associated research as well as advances in technology are enabling the growth of this market. Most experts believe that over the next few decades, the use of molecular diagnostics will grow rapidly and will have a revolutionary impact on the way medicine is practiced.

Additionally, the pharmaceutical and biotechnology industries continue to face increasing costs and risks in the drug discovery, development and commercialization process. A primary component of the cost is the effort expended on drugs that failed to meet clinical and regulatory requirements due to a poor safety profile, efficacy in a small fraction of the patient population, or other similar reasons. By identifying patients who are more likely to respond favorably to a drug (and excluding those that will either not respond or have an adverse response), the potential market for the drug is decreased but the chance of achieving regulatory approval is increased. Stratification of patient populations can be performed by analysis of blood or tissue of patients for genetic biomarkers or expression patterns that are characteristic of responders and non-responders.

While there are multiple technologies being developed to address the noted molecular diagnostic applications, the CombiMatrix group feels that its technology and products are ideally suited to aid in many of these market segments.

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

The human genome has approximately 3.0 billion nucleotides and their precise order is known as the DNA sequence. When a gene is turned on, or expressed, the genetic information encoded in the DNA is copied to a specific type of RNA, called messenger RNA, or mRNA. The mRNA provides instructions for the synthesis of proteins. Proteins direct cellular function and the development of individual traits and are involved in many diseases. Abnormal variations in the sequence of a gene, in the level of gene expression, or large anomalies (such as deletions, extra genes, etc.) can interfere with the normal physiology of particular cells and lead to a disease, a predisposition to a disease or an adverse response to drugs.

Genes and Molecular Diagnostics

There are a number of types of genetic analysis that can be useful in a diagnostic context. They include (i) gene expression profiling, (ii) comparative genomic hybridization, (iii) and mutation analysis. For many diagnostic applications using the above paradigms, it is only necessary to analyze either only one or a small number of genetic factors. For such situations, there are a number of ubiquitous techniques to perform the analysis. However, when a larger number of genetic factors need to be analyzed to make a medical decision, the most efficient method of analysis is a microarray. The CombiMatrix group feels that its microarrays provide advantages over other microarrays for molecular diagnostic applications.

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

The CombiMatrix group’s gene expression arrays utilize sequences of genes that can hybridize or bind to their complementary sequences. By analyzing the amount of bound material, the CombiMatrix group is able to identify whether a particular gene has been expressed and what level of expression exists. By exposing a suitably processed genetic sample from a tissue or tissues, one is able to monitor the expression pattern and compare that pattern to previously validated patterns that are characteristic of disease.

Array Comparative Genomic Hybridization (or “CGH”)

CGH is the study at the gene level of gross level anomalies such as copy number polymorphisms. Array CGH is the use of an array that multiplexes the analysis of a large portion of the genome. Unlike, gene expression, which monitors the activity of genes, CGH analysis studies and identifies defects at the gene level that are characteristic of disease, predisposition to disease or response to drugs. The CombiMatrix group’s CGH arrays utilize probes, cloned or manufactured in bacteria, which are referred to as bacterial artificial chromosomes, or BACs. Recent studies have shown that copy number polymorphisms are the cause of many diseases, susceptibility to disease, and response to therapy.

Genetic Mutations

The most common form of genetic variation occurs as a result of a difference in a single nucleotide in the DNA sequence, commonly referred to as a single nucleotide polymorphism, or SNP. The human genome is estimated to contain between three and six million SNPs. SNPs are believed to be associated with a large number of human diseases, although most SNPs are believed to be benign and not to be associated with disease. It is believed that the genetic component of most major diseases is associated with a combination of SNPs.

Array Based Analysis

Traditional technologies for analyzing genetic or protein variation and function generally perform experiments individually, or serially, and often require relatively large sample volumes, adding significantly to the cost of conducting experiments. Arrays were developed to overcome the limitations of traditional technologies and enable the parallel evaluation of large numbers of genetic factors.

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

While current array technologies have revolutionized drug discovery and development and are poised to enter the molecular diagnostics markets, the CombiMatrix group believes that its advanced array technologies provide characteristics, including flexibility, superior cost metrics, and increased performance, which address certain needs not addressed by conventional arrays.

The CombiMatrix Solution

The CombiMatrix group believes that its microarrays will offer several important advantages over competing arrays. These advantages include flexibility, cost, performance, and other capabilities. Also, the CombiMatrix group is the only company that utilizes both in-situ synthesized oligomer arrays and spotted BAC arrays.

Products and Services

CustomArrayTM

The CombiMatrix group’s primary product for genetic studies is marketed under the trade name CustomArray, which is a highly flexible custom oligonucleotide array that addresses researchers’ specific requirements for high-performance arrays that can interrogate small sets of target genes or whole genomes at a low cost. CustomArrays currently come in two density formats: first are the medium-density CustomArray 12K and the 4 X 2K CustomArray. The CustomArray 12K enables analysis of up to 12,000 genes, whereas the 4 X 2K array enables the analysis of four separate experiments of up to 2,000 genes each. Second is the CustomArray 90K, which enables the analysis of approximately 90,000 genes in one experiment. This enables analysis of the full human genome, or that of other species with redundant probes for better performance and reliability.

CustomArray is an advanced tool used to understand gene expression by measuring mRNA activity within a cell type or groups of cells, enabling users to understand and diagnose disease, predisposition to disease, drug response as well as provide information regarding drug development. CustomArray can also be used as a SNP genotyping tool providing statistics on the effect of a SNP or groups of SNPs, giving rise to data that is important in diagnostic testing. Because of the product’s flexibility, researchers have utilized and are evaluating the use of CustomArrays for other applications such as gene assembly, sequencing, protein translation and others. CustomArrays can also be read on most commercially available scanners, thus enabling many researchers to perform assays without requiring additional capital expenditures for scanning equipment that several competing technologies require.

CatalogArraysTM

The CombiMatrix group has also launched several dozen CatalogArrays, which are pre-designed arrays built using the CombiMatrix group’s platform that can be used for gene expression studies, mutation analysis, and other studies. These arrays include several human genome sets, mouse, rat, dog and several other organisms including plants, animals, bacteria and viruses. These arrays are updated as new genetic or sequence information is published. In addition, similar to CustomArrays, the CombiMatrix group’s CatalogArrays can be read on most commercially available scanners and do not require additional capital investment or start-up fees by the customer.

Micro-RNA Arrays

The CombiMatrix group also offers a series of arrays that can be used to study micro-RNA molecules, which are relatively small strands of RNA molecules in cells that appear to have significant regulatory control over cell function. Until recently, micro-RNA molecules were thought to be oddities and perhaps superfluous genetic material. However, recent research indicates that these molecules play a significant role in the physiology of the cell. The CombiMatrix group offers Micro-RNA arrays for human, mouse, rat and other organisms. These arrays are updated as new information is published. In addition, similar to CustomArrays, the CombiMatrix group’s Micro-RNA Arrays can be read on most commercially available scanners and do not require additional capital investment or start-up fees by the customer.

DNA Array Synthesizer

The CombiMatrix group’s DNA Array Synthesizer is a bench-top instrument that enables researchers to fabricate DNA arrays to their exact specifications with complete control over the content that is synthesized onto the array. The system consists of a synthesizer instrument that is operated by a personal computer that is connected to a cabinet that contains reagents necessary for array synthesis. The system is able to fabricate up to eight, 12K arrays within a 24-hour period, or up to thirty-two, 2K sectored arrays in the same period of time. The synthesizer’s flexibility enables researchers to synthesize multiple designs or the same design in each synthesis run. To operate the synthesizers, researchers must purchase blank microarray slides (i.e., slides on which no DNA synthesis has been performed) from the CombiMatrix group and reagents from either the CombiMatrix group or other vendors.

Stripping Reagents

The CombiMatrix group has created the first commercially available array stripping kit. The kit allows researchers to re-use the CombiMatrix group’s CustomArrays up to four times. The ability to re-use CustomArray reduces the cost per CustomArray to the researcher while eliminating problems associated with chip-to-chip reproducibility.

EC Reader-Electrochemical Scanning Instrument

The EC Reader is a compact scanner for CombiMatrix arrays. The EC Reader was developed to provide the market with a compact, inexpensive and easy to use scanner for performing array experiments. Current arrays, including those manufactured by the CombiMatrix group, are designed to be analyzed using optical scanning instruments. While these scanners are quite functional, they are also relatively expensive, bulky, and can be difficult to use. Due to the electrochemical nature of the CombiMatrix group’s arrays, it is possible to scan them using an electrochemical scanner as well as an optical scanner. The advantages of the electrochemical scanner arise out of the fact that the EC Reader does not have any optical components (such as lasers, lenses and optical detectors). By eliminating these components, the EC Reader is more compact, cost efficient and easier to use than most optical scanners. The EC Reader is designed to read only CombiMatrix arrays.

Comparative Genomic Hybridization Arrays

The CombiMatrix group’s CGH arrays are fabricated using a traditional spotting instrument, and are prepared on glass substrates. These arrays are used for research applications as well as molecular diagnostic applications.

Applications

Pharmaceutical and Life Sciences Research and Development Applications

To date, the CombiMatrix group’s products have been used primarily for research and development applications by academic and industrial researchers. The CombiMatrix group’s products have and can be used for such diverse applications as drug target discovery and validations, genotyping, pathogen detection, agricultural analysis and others. In addition, the CombiMatrix group’s products can be used to synthesize oligonucleotides that are then utilized in various research applications. Due to the flexibility of the CombiMatrix group’s technologies, the CombiMatrix group expects the potential R&D applications of its products to continually expand.

Molecular Diagnostics Applications

In addition to the life science research and development applications of the CombiMatrix group’s products, the CombiMatrix group feels that its proprietary products have utility in the emerging field of molecular diagnostics. The current market for molecular diagnostics in the USA is roughly $2.5 billion annually. The compounded annual growth rate of this market is over 15%, and it is expected that the growth rate will accelerate as more products and technologies are brought to bear on the opportunity.

The CombiMatrix group has formed a wholly owned subsidiary, CombiMatrix Molecular Diagnostics (or “CMDX”) to take advantage of the capabilities of its DNA array technologies to develop molecular diagnostic services and products. The primary focus of CMDX’s efforts will be the development of diagnostic services for the diagnosis of diseases, for the management of patients, as well as the stratification of patients during clinical trials. CMDX plans to be a fully functional molecular diagnostics laboratory and has received federal certification by the Clinical Laboratory Improvement Amendments (or “CLIA”) as well as by other state and local regulatory agencies that are required for analysis of patient samples. As such, CMDX is currently operating as a service organization, providing testing services for patients. Although many of CMDX’s initial services are designed to avoid pre-market approval by the United States Food and Drug Administration (or “FDA”), many of the services CMDX will provide may require different levels of regulatory approval from the FDA.

An area of focus will be pre- and post-natal analysis for the diagnosis of developmental delays. Children who present with developmental delays during early childhood are often not easily diagnosed. An accurate diagnosis is essential to provide good guidance on the developmental expectations of the child. Additionally, pre-natal analysis is dominated by the use of the standard chromosomal analytical technique of karyotyping. Pre-natal analysis is utilized to determine if a fetus has a genetic defect that could lead to problems after birth.

In the third quarter of 2006, the CombiMatrix group introduced its constitutional genetic array test, which can identify over 50 different genetic disorders in one multiplexed analysis. In October of 2006, the US FDA indicated that this test does not require approval under its guidance (IVDMIA-In-Vitro Diagnostics Multivariate Index Analysis). Therefore, this test has been launched under CLIA guidelines and is available for patients and physicians today.

Another area of focus is cancer. In the Unites States alone, the American Cancer Society indicates that 1.4 million individuals are diagnosed with cancer annually, and this rate is expected to grow rapidly as the overall population, including the "baby boomer" generation, ages. At any given time in the United States, there are several million living patients that either have cancer or are cancer survivors that are at high risk for recurrence.

Patients who are newly diagnosed with cancer require significant levels of care, which includes surgery, hospital stays, examinations, drugs and diagnostics. CMDX plans to develop a series of products that, through the genetic analysis of blood, tissue or biopsy samples, will provide information to physicians in managing their patients.

In the last quarter of 2006, the CombiMatrix group launched a test to evaluate skin growths for evidence of malignancy. Periodically, especially as individuals age, skin growths are observed. Most of these are benign, but on occasion some are malignant and need to be addressed aggressively. Conventional methods to identify these skin growths involve histological analysis, which is very subjective. The CombiMatrix group’s molecular diagnostics test is designed to evaluate the gene expression pattern of the skin growth and provide an objective assessment of the growth.

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

This program is enabled by the characteristic of the CombiMatrix group’s array technology, which allows the binding reactions to be measured through electrochemical means instead of optical methods. Though optical detection has been successful in many applications and the CombiMatrix group’s other products utilize these methods, the CombiMatrix group feels that electrochemical detection techniques have the potential to be far superior. By eliminating the need for light sources, optical components, their corresponding mechanical requirements as well as their power requirements, the CombiMatrix group feels that it will be able to build detection systems that will be less expensive, smaller, lighter and portable. In addition, certain technical characteristics of electrochemical detection on the arrays may enable higher sensitivity, better dynamic range and superior reproducibility in measurements.

Though the initial focus of the CombiMatrix group’s Government-funded development program is a product for military and homeland security markets, the core technology being developed will be applicable to products in the life sciences, molecular diagnostics, and other human healthcare markets as well.

An example of a test that has been developed substantially with government funding is the CombiMatrix group’s Influenza A array. This array is designed to identify specifically and objectively, which strain of Influenza A has infected an individual. This test can be used on animal samples as well as human samples. The array has been validated in collaboration with a World Health Organization laboratory, and has been used in collaboration with the US government in monitoring birds that may be infected by Influenza A, including the H5N1 strain that is known commonly as the Eurasian Bird Flu.

The CombiMatrix Group’s Strategy

The CombiMatrix group’s goal is to provide customers and partners with tools in their discovery efforts as well as to perform discovery ourselves.

Focusing on High-growth Markets

In the year 2007, the CombiMatrix group has made a transition from selling the CombiMatrix group’s products into the academic and industrial research and development market to selling services into the molecular diagnostic market. The CombiMatrix group feels that the molecular diagnostic market provides the greatest opportunity for it to benefit individual patients. The market also offers the greatest opportunity for growth and value creation. The CombiMatrix group will continue to serve its existing customers and distributors in the research and development markets, but will no longer expend significant resources in marketing and selling into this segment.

Partnering to Expand Marketing and Sales Efforts

The CombiMatrix group plans to pursue multiple relationships to facilitate the expansion of the CombiMatrix group’s array services. The CombiMatrix group hopes to enter into relationships and collaborations to gain access to sales marketing and distribution channels.

Expanding the CombiMatrix Group’s Offerings

The CombiMatrix group intends to utilize the flexibility of its array technologies to develop multiple diagnostic services. In addition to providing new sources of revenue, the CombiMatrix group believes these product lines will further its goal of establishing the CombiMatrix group as a leader in the molecular diagnostic market.

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

Protecting and Strengthening Intellectual Property

Through the CombiMatrix group’s five patents issued in the United States and three corresponding patents granted in Europe, Australia and Taiwan, the CombiMatrix group’s 87 patent applications pending in the United States, Europe and elsewhere and the CombiMatrix group’s trade secrets, the CombiMatrix group believes that it has suitable intellectual property protection for its proprietary technologies in those markets where it operates and where a market for its products and services exists. The CombiMatrix group plans to build its intellectual property portfolio through internal research efforts, collaborations with industry leaders, strategic licensing and possible acquisitions of complementary technologies. The CombiMatrix group also plans to pursue patent protection for downstream products created using its proprietary products.

Regulatory Matters

The CombiMatrix group sells array products to the pharmaceutical, biotechnology and academic communities for research applications as well as non-life sciences customers. The CombiMatrix group also sells molecular diagnostic services in the US under CLIA guidelines. Therefore, the CombiMatrix group’s initial products do not require approval from, and are not regulated by, the FDA. Supporting this belief, in late October of 2006, the US FDA provided its opinion regarding the regulatory nature of the CombiMatrix group’s first test in a letter to Matt Watson, the former CEO of CMDX. The text of that letter, which can be found on the CombiMatrix group’s corporate website at www.combimatrix.com, indicated that the US FDA did not believe that the CombiMatrix group’s device, as described to the US FDA, met the definition of an In-Vitro Diagnostic Multivariate Index Assay (“IVDMIA”) as defined in the Draft Guidance document on IVDMIAs.

Though the CombiMatrix group’s initial products are not subject to regulations promulgated by the FDA or by foreign regulatory agencies, future products may require regulatory approval. Additionally, current FDA guidelines may change.

Subsidiaries

During the second quarter of 2005, the CombiMatrix group formed a wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. (“CMDX”), in order to exploit the CombiMatrix group’s array technologies in the field of molecular diagnostics. As of December 31, 2005 and 2006, CMDX had 15 and 18 employees, respectively, located in Irvine, California.

Prior to July 11, 2003, CombiMatrix K.K., the CombiMatrix group’s majority-owned subsidiary, was operating under a joint venture agreement with Marubeni Japan (“Marubeni”), one of Japan’s leading trading companies. The primary purpose of the joint venture was to focus on development and licensing opportunities for the CombiMatrix group’s array technology with academic, pharmaceutical and biotechnology organizations in the Japanese market. Marubeni held a 10% minority interests in the joint venture. On July 11, 2003, Acacia Research Corporation purchased the outstanding minority interests in CombiMatrix K.K. from Marubeni. Acacia Research Corporation issued 200,000 shares of its AR-CombiMatrix stock to Marubeni in exchange for Marubeni’s 10% minority interests in CombiMatrix K.K. This increase in ownership interest was attributed to the CombiMatrix group. On January 26, 2006, the CombiMatrix group sold a majority of the CombiMatrix group’s interest in CombiMatrix K.K. to InBio, an Australian distributor of CustomArray products. As a result of this transaction, the CombiMatrix group retained a 33% minority ownership position in CombiMatrix K.K.

Refer to "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a description of impairment charges incurred in 2005 related to CombiMatrix K.K. and Advanced Material Sciences.

Marketing and Distribution

During 2004, the CombiMatrix group launched its CustomArray™ products and are currently selling these products directly and through distributors to customers in the United States, Europe and Asia. Since that time the CombiMatrix group has executed several non-exclusive distribution agreements with partners such as VWR International to market and sell its products worldwide. Beginning in 2006, the CombiMatrix group executed several manufacturing and distribution agreements to expand its worldwide product reach. These agreements allow for exclusive distribution of various CustomArray products in specific territories and for distribution of locally synthesized CustomArray-brand microarrays, where the manufacturer purchases and uses CustomArray synthesizers and supplies from the CombiMatrix group for use in their manufacturing process. Current manufacturers and distributors include BioInsight Pty. Ltd., Prisma Biotech Corp., Macrogen, Inc., and BioTeltec. Where appropriate, the CombiMatrix group will continue to market and sell its products directly or through distribution arrangements and/or through other strategic alliances. The CombiMatrix group has also executed its CombiCore™ distribution program, which provides for microarray service centers such as academic research laboratories to become authorized providers of CustomArray products and services within their research and development networks.

In July 2001, the CombiMatrix group entered into non-exclusive worldwide license, supply, research and development agreements with Roche. These agreements were amended in September 2002, primarily to grant Roche manufacturing rights with respect to the products under development in return for additional cash consideration under the agreements. The agreements are non-exclusive with respect to the CombiMatrix group’s core technology, meaning that the CombiMatrix group remains free to license its core technology to third parties for applications in the genomics, proteomics and other fields. The agreements contain exclusivity or co-exclusivity provisions only with respect to the specific products being co-developed for, and partially funded by, Roche pursuant to the agreements. Since July 2001, the CombiMatrix group has received approximately $26.6 million in cash payments from Roche from July 2001 through December 31, 2003. The agreements contain provisions that would allow Roche to terminate the agreements. Although Roche has not done so, in March 2004, the agreements were modified to indicate that the CombiMatrix group had completed all phases of its research and development commitments to Roche, and the CombiMatrix group has not received any additional payments from Roche since December 31, 2003.

The CombiMatrix group’s diagnostic services are being run at its CLIA laboratory in Irvine, California. Marketing of these services will be conducted through web-based initiatives, trade-shows, direct sales and marketing.

Manufacturing

The CombiMatrix group has developed automated, computer-directed manufacturing processes for the synthesis of sequences or spotting of DNA, RNA, BACs, peptides or small molecules on its arrays. Certain portions of the CombiMatrix group’s manufacturing are outsourced to subcontractors, while the CombiMatrix group conducts the steps involving synthesis or spotting of biological materials and quality control of its products.

Substantially all of the components and raw materials used in the manufacture of the CombiMatrix group’s products, including semiconductors and reagents, are currently provided from a limited number of sources or in some cases from a single source. Although the CombiMatrix group believes that alternative sources for those components and raw materials are available, any supply interruption in a sole-sourced component or raw material might result in up to a several-month production delay and materially harm its ability to manufacture products until a new source of supply, if any, could be located and qualified. In addition, an uncorrected impurity or supplier’s variation in a raw material, either unknown to the CombiMatrix group or incompatible with the CombiMatrix group’s manufacturing process, could have a material adverse effect on the CombiMatrix group’s ability to manufacture products. The CombiMatrix group may be unable to find a sufficient alternative supply channel in a reasonable time period, or on commercially reasonable terms, if at all. The CombiMatrix group utilizes non-standard semiconductor manufacturing processes to fabricate the electrode array that is a key aspect of the array structure. Although the CombiMatrix group has a supply agreement in place with the semiconductor wafer manufacturer to ensure availability of the raw materials, it does not guarantee a permanent supply. These non-standard processes are not widely available, and it may be difficult or expensive to obtain sufficient quantities of semiconductor wafers if the current manufacturer changes or discontinues the CombiMatrix group’s manufacturing production capability.

Patents and Licenses

The CombiMatrix group continues to build its intellectual property portfolio to protect its product in those markets where it operates and where a market for its products and services exists. In the United States, the CombiMatrix group has been issued five United States patents. Three of the United States patents (U.S. Patent No. 6,093,302 expiration date January 5, 2018; U.S. Patent No. 6,280,595 expiration date January 5, 2018 and U.S. Patent No. 6,444,111 expire on January 5, 2018) are first generation technology relating to methods for electrochemical synthesis of arrays of DNA and other biological materials as well as non-biological materials. These three patents are currently under ex parte reexamination in the United States Patent and Trademark Office, and we expect all claims to remain essentially the same as before the reexamination. . The fourth United States Patent (U.S. Patent No. 6,456,942 expiration date January 25, 2020) describes and claims a network infrastructure for a customized array synthesis and analysis. The fifth United States Patent (U.S. Patent No. 7,075,187, expiring on November 9, 2021) describes and claims a coating material that covers electrodes and is used as a support material for electrochemical synthesis on arrays. Ex parte reexamination has been requested but has not yet been granted for these fourth and fifth patents. Corresponding core patents describing and claiming methods for electrochemical synthesis of arrays have been issued to the CombiMatrix group in Europe (entire EU), Australia and Taiwan and are pending in the remaining major industrialized markets. In total, the CombiMatrix group has 87 patent applications pending in the Unites States, Europe and elsewhere.

The CombiMatrix group seeks to protect its corporate identity with trademarks and service marks. In addition, the CombiMatrix group’s trademark strategy includes protecting the identity and goodwill associated with its biological and chemical array processor products. The CombiMatrix group purchases chemical reagents from suppliers who are licensed under appropriate patent rights. It is the CombiMatrix group’s policy to obtain licenses from patent holders, or as a purchaser from licensed suppliers, if needed, to practice its chemical processes.

The CombiMatrix group’s success will depend, in part, upon its ability to obtain patents and maintain adequate protection of its intellectual property in the United States and other countries. If the CombiMatrix group does not protect its intellectual property adequately, competitors may be able to use its technologies and thereby erode any competitive advantage that it may have. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights abroad. These problems can be caused by the absence of laws, rules and/or methods for defending intellectual property rights. In addition, the laws of foreign jurisdictions, such as the European Union, provide an opportunity for parties to oppose the granting of patents when such claims may be construed as too broad or significantly beyond the scope of the initial teaching or disclosure in a patent filed. Moreover, the laws of the United States provide an opportunity for parties to file for reexamination of issued U.S. Patents based upon prior art patents and publications. Reexamination can result in narrower claims and invalidation of claims. The CombiMatrix group has been active in Europe challenging the rights of competitors who have patent claims extending well beyond the scope of any teachings provided. There is no assurance that the CombiMatrix group will continue to be successful in such oppositions.

The patent positions of companies developing tools and drugs for the biotechnology and pharmaceutical industries, including the CombiMatrix group’s patent position, generally are uncertain and involve complex legal and factual questions. The CombiMatrix group will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that its proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The CombiMatrix group’s existing patent and any future patents it obtains may not be sufficiently broad to prevent others from practicing its specific technologies or from developing competing products. There also is risk that others may independently develop similar or alternative technologies or design around the CombiMatrix group’s patented technologies. In addition, others may challenge or invalidate the CombiMatrix group’s patents, or the CombiMatrix group’s patents may fail to provide the CombiMatrix group with any competitive advantage. Enforcing the CombiMatrix group’s intellectual property rights may be difficult, costly and time consuming, and ultimately may not be successful.

The CombiMatrix group also relies upon trade secret protection for the CombiMatrix group’s confidential and proprietary information. The CombiMatrix group seeks to protect its proprietary information by entering into confidentiality and invention disclosure and transfer agreements with employees, collaborators and consultants. These measures, however, may not provide adequate protection for the CombiMatrix group’s trade secrets or other proprietary information. Employees, collaborators or consultants may still disclose the CombiMatrix group’s proprietary information, and the CombiMatrix group may not be able to meaningfully protect its trade secrets. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to the CombiMatrix group’s trade secrets. Also, former employees may also knowingly violate such agreements, forcing the CombiMatrix group to enforce its intellectual property rights.

The CombiMatrix group cannot assure you that any of its patent applications will result in the issuance of any additional patents, that its patent applications will have priority of invention or filing date over similar rights of others, or that, if issued, any of its patents will offer protection against its competitors. Additionally, the CombiMatrix group cannot assure you that any patent issued to it will not be challenged, invalidated or circumvented in the future or that the intellectual property rights the CombiMatrix group has created will provide a competitive advantage. Litigation may be necessary to enforce the CombiMatrix group’s intellectual property rights or to determine the enforceability, scope of protection or validity of the intellectual property rights of others.

Competition

The CombiMatrix group expects to encounter competition for business opportunities from other entities having similar business objectives. Many of these potential competitors possess greater financial, technical, human and other resources than the CombiMatrix group possess. The CombiMatrix group anticipates that it will face increased competition in the future as new companies enter the market and advanced technologies become available. Technological advances or entirely different approaches developed by one or more of the CombiMatrix group’s competitors could render its processes obsolete or uneconomical. The existing approaches of competitors or new approaches or technology developed by competitors may be more effective than those developed by the CombiMatrix group.

The CombiMatrix group is aware of other companies or companies with divisions that have, or are developing, technologies for the molecular diagnostic markets. The CombiMatrix group believes that its primary competitors will be Affymetrix, Inc., Agilent Technologies, Inc., Applera Corporation, Ciphergen Biosystems, Inc., Gene Logic Inc., Genomic Health, Inc., Illumina, Inc., Nanogen, Inc., Roche Diagnostics GmbH and Sequenom, Inc. However, the CombiMatrix group’s market is rapidly changing, and the CombiMatrix group expects to face additional competition from new market entrants, new product developments and consolidation of its existing competitors. Many of the CombiMatrix group’s competitors have existing strategic relationships with major pharmaceutical and biotechnology companies, greater commercial experience and substantially greater financial and personnel resources than the CombiMatrix group does. The CombiMatrix group expects new competitors to emerge and the intensity of competition to increase in the future.

Research, Development and Engineering

The CombiMatrix group’s research and development expenses were $9.5 million, $5.8 million and $5.4 million during 2006, 2005 and 2004, respectively. Of these amounts, research and development related non-cash stock compensation charges were $1.1 million, $0 and $91,000 during 2006, 2005 and 2004, respectively. The CombiMatrix group intends to invest in its proprietary technologies through internal development and, to the extent available, licensing of third-party technologies to increase and improve other characteristics of its products. The CombiMatrix group also plans to continue to invest in improving the cost-effectiveness of its products through further automation and improved information technologies. The CombiMatrix group’s future research and development efforts may involve research conducted by the CombiMatrix group, collaborations with other researchers and the acquisition of chemistries and other technologies developed by universities and other academic institutions.

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

The CombiMatrix group has been awarded several grants from the federal government in connection with its biological and chemical array processor technology since its inception. In March of 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the Department of Defense (“DoD”) to further the development of its array technology for the electrochemical detection of biological and chemical threat agents. Under the terms of the contract, the CombiMatrix group will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $5.9 million. This project was completed during 2005. In February of 2006, the CombiMatrix group was awarded a one-year, $2.1 million contract with the DoD to further the development of its array technology for the electrochemical detection of biological and chemical threat agents developed under the previous contracts and grants. In August of 2006, the CombiMatrix group executed a two-year, $1.9 million contract with the DoD, focusing on the integration of its electrochemical detection technology currently under development with its microfluidics "lab-on-a-chip" technology to be used for military and homeland security applications.

The CombiMatrix group will continue to pursue grants and contracts that complement its research and development efforts.

Employees

As of December 31, 2007, the CombiMatrix group had 73 full-time employees, 17 of whom hold a Ph.D. or an M.D. degree and 49 of whom are engaged in full-time research and development activities. The CombiMatrix group has no part-time employees. The CombiMatrix group is not a party to any collective bargaining agreement. The CombiMatrix group considers its employee relations to be good.

Environmental Matters

The CombiMatrix group’s operations involve the use, transportation, storage and disposal of hazardous substances, and as a result, the CombiMatrix group is subject to environmental and health and safety laws and regulations. The cost of complying with these and any future environmental regulations could be substantial. In addition, if the CombiMatrix group fails to comply with environmental laws and regulations, or releases any hazardous substance into the environment, the CombiMatrix group could be exposed to substantial liability in the form of fines, penalties, remediation costs and other damages, or could suffer a curtailment or shut down of its operations.

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

GENERAL RISKS

WE HAVE A HISTORY OF LOSSES AND WILL PROBABLY INCUR ADDITIONAL LOSSES IN THE FUTURE.

We have sustained substantial losses since our inception resulting in a consolidated net accumulated deficit, as disclosed in the accompanying consolidated financial statements of Acacia Research Corporation included in Part IV. Item 15 of this report. We may never become profitable, or if we do, we may never be able to sustain profitability. We expect to incur significant research and development, marketing, general and administrative and legal expenses. As a result, it is more likely than not that we will incur losses for the foreseeable future.

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

Acacia Research Corporation's consolidated cash and cash equivalents along with short-term investments totaled $59.3 million at December 31, 2006. The Acacia Technologies group’s cash and cash equivalents and short-term investments totaled $45.0 million at December 31, 2006. The CombiMatrix group’s cash and cash equivalents and short-term investments totaled $14.3 million at December 31, 2006.

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

We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences identified above, that may deplete our capital resources more rapidly than anticipated. As a result, our subsidiary companies may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests. Any efforts to seek additional funds could be made through equity, debt or other external financings. Nevertheless, we cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for our subsidiary companies and ourselves, we may not be able to execute our business plans and our business may suffer. Refer to “Risks related to the CombiMatrix group” below for additional information.

BECAUSE WE HAVE SUSTAINED LOSSES SINCE OUR INCEPTION, WE CANNOT ASSURE THAT OUR OPERATIONS WILL BE PROFITABLE.

We commenced operations in 1993 and, we have sustained substantial losses since our inception resulting in a net consolidated accumulated deficit, as disclosed in the accompanying consolidated financial statements of Acacia Research Corporation included in Part IV. Item 15 of this report. If we continue to incur operating losses in future periods, we may not have enough money to expand our business and our subsidiary companies’ businesses in the future.

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

WE ARE PLANNING TO REDEEM ALL OF THE ISSUED AND OUTSTANDING SHARES OF AR-COMBIMATRIX STOCK FOR ALL OF THE ISSUED AND OUTSTANDING SHARES OF COMBIMATRIX CORPORATION, AND FOLLOWING THE REDEMPTION, THE COMBIMATRIX GROUP WILL CEASE TO BE A PART OF ACACIA RESEARCH CORPORATION.

We are planning to redeem all of the issued and outstanding shares of AR-CombiMatrix stock for all of the common stock of CombiMatrix Corporation pursuant to our Amended and Restated Certificate of Incorporation. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock will not have an opportunity to vote on the redemption, nor will they have any right to dissent or otherwise be compensated. Following the redemption, holders of AR-CombiMatrix stock will no longer be shareholders of Acacia Research Corporation but will own all of the issued and outstanding stock of CombiMatrix Corporation. Holders of AR-Acacia Technologies stock will be the sole shareholders of Acacia research Corporation. On the redemption date, CombiMatrix Corporation will hold all of the assets of the CombiMatrix group and will thereafter operate as a separate public company with its common stock registered under the Securities and Exchange Act of 1934. The price of shares of either or both companies could decline as a result of the split-off.

AS A RESULT OF THE REDEMPTION OF AR-COMBIMATRIX STOCK FOR THE COMMON STOCK OF COMBIMATRIX CORPORATION, ACACIA RESEARCH CORPORATION AND COMBIMATRIX CORPORATION MAY BE SUBJECT TO CERTAIN TAX LIABILITY UNDER THE INTERNAL REVENUE CODE.

Our distribution of the common stock of CombiMatrix Corporation in the redemption will be tax-free to Acacia Research Corporation and CombiMatrix Corporation if the distribution qualifies under Sections 368 and 355 of the Internal Revenue Code. If the split-off failed to qualify under Section 355 of the Internal Revenue Code, corporate tax would be payable by the consolidated group of which Acacia Research Corporation is the common parent based upon the difference between the aggregate fair market value of the assets of CombiMatrix Corporation’s business and the adjusted tax bases of such business to Acacia Research Corporation prior to the redemption. The corporate level tax would be payable by Acacia Research Corporation. In addition, under the Internal Revenue Code’s consolidated return regulations, each member of the Acacia Research Corporation consolidated group, including Acacia Research Corporation and CombiMatrix Corporation following the redemption, will be severally liable for these tax liabilities. If we are found liable to the IRS, the resulting obligation could materially and adversely affect our financial condition. CombiMatrix Corporation has agreed to indemnify Acacia Research Corporation for this and other tax liabilities if they result from certain actions taken by CombiMatrix Corporation or from the redemption.

Acacia Research Corporation received a private letter ruling from the IRS to the effect that, among other things, the redemption would be tax free to Acacia Research Corporation and the holders of AR-Acacia Technologies stock and AR-CombiMatrix stock under Sections 368 and 355 of the Internal Revenue Code. The private letter ruling, while generally binding upon the IRS, was based upon factual representations and assumptions and commitments on our behalf with respect to future operations made in the ruling request. The IRS could modify or revoke the private letter ruling retroactively if the factual representations and assumptions in the request were materially incomplete or untrue, the facts upon which the private letter ruling was based were materially different from the facts at the time of the redemption, or if we do not meet certain commitments made.

If the split-off failed to qualify under Section 355 of the Internal Revenue Code, corporate tax would be payable by the consolidated group of which Acacia Research Corporation is the common parent based upon the difference between the aggregate fair market value of the assets of our business and the adjusted tax bases of such business to Acacia Research Corporation prior to the split-off. The corporate level tax would be payable by Acacia Research Corporation. CombiMatrix Corporation has agreed however, to indemnify Acacia Research Corporation for this and certain other tax liabilities if they result from actions taken by CombiMatrix Corporation or from the split-off. Notwithstanding CombiMatrix Corporation’s agreement to indemnify us, under the Internal Revenue Code’s consolidated return regulations, each member of the Acacia Research Corporation consolidated group, including our company, will be severally liable for these tax liabilities. If we are found liable to the IRS for these liabilities, the resulting obligation could materially and adversely affect our financial condition, and we may be unable to recover on the indemnity from CombiMatrix Corporation.

FOLLOWING THE REDEMPTION OF AR-COMBIMATRIX STOCK FOR THE COMMON STOCK OF COMBIMATRIX CORPORATION, ACACIA RESEARCH CORPORATION AND COMBIMATRIX CORPORATION MAY BE SUBJECT TO CERTAIN TAX LIABILITY UNDER THE INTERNAL REVENUE CODE FOR ACTIONS TAKEN BY EITHER OF THEM FOLLOWING THE REDEMPTION.

Even if the distribution qualifies under Section 368 and 355 of the Internal Revenue Code, it will be taxable to Acacia if Section 355(e) of the Internal Revenue Code applies to the distribution. Section 355(e) will apply if 50% or more of the AR-Acacia Technologies stock or CombiMatrix Corporation’s common stock, by vote or value, is acquired by one or more persons, other than the holders of AR-CombiMatrix stock who receive the common stock of CombiMatrix Corporation in the redemption, acting pursuant to a plan or a series of related transactions that includes the redemption. Any shares of the AR-Acacia Technologies stock, the AR-CombiMatrix stock or the common stock of CombiMatrix Corporation acquired directly or indirectly within two years before or after the redemption generally are presumed to be part of such a plan unless we can rebut that presumption. To prevent applicability of Section 355(e) or to otherwise prevent the distribution from failing to qualify under Section 355 of the Internal Revenue Code, CombiMatrix Corporation has agreed that, until two years after the redemption, it will not take any of the following actions unless prior to taking such action, it has obtained (and provided to Acacia) a written opinion of tax counsel or a ruling from the Internal Revenue Service to the effect that such action will not cause the redemption to be taxable to Acacia (collectively “Disqualifying Actions”):

•	merge or consolidate with another corporation;

•	liquidate or partially liquidate;

•	sell or transfer all or substantially all of its assets;

•	redeem or repurchase its stock (except in certain limited circumstances); or

•	take any other action which could reasonably be expected to cause Section 355(e) to apply to the distribution.

Many of our competitors are not subject to similar restrictions and may issue their stock to complete acquisitions, expand their product offerings and speed the development of new technology. Therefore, these competitors may have a competitive advantage over us. In addition, substantial uncertainty exists on the scope of Section 355(e), and we have undertaken, contemplate undertaking or may otherwise undertake in the future transactions which may cause Section 355(e) to apply to the redemption. Accordingly, we cannot provide you any assurance that we will not be liable for taxes if Section 355(e) applies to the redemption.

ACACIA RESEARCH CORPORATION AND COMBIMATRIX CORPORATION MAY BE REQUIRED TO INDEMNIFY THE OTHER FOR TAX LIABILITY RESULTING FROM THE REDEMPTION OF AR-COMBIMATRIX STOCK FOR THE COMMON STOCK OF COMBIMATRIX CORPORATION, WHICH MAY INTERFERE WITH BOTH COMPANIES’ ABILITY TO ENGAGE IN DESIRABLE STRATEGIC TRANSACTIONS AND ISSUE THEIR EQUITY SECURITIES.

If Section 355(e) applies to the distribution because of some action or omission by Acacia or by CombiMatrix Corporation after the distribution, then it must indemnify the other for any resulting tax-related liabilities. The CombiMatrix Corporation will have to indemnify Acacia if the redemption becomes taxable to Acacia by failing to qualify under Section 355 of the Internal Revenue Code or from the application of Section 355(e) of the Internal Revenue Code as a result of these or any other transactions that it undertakes after the redemption. In the event that CombiMatrix Corporation were liable for such taxes, the payment would have a substantial and material adverse effect on its business, financial position and results of operations. Further, if the redemption becomes taxable to Acacia by failing to qualify under Section 355 of the Internal Revenue Code or from the application of Section 355(e) of the Internal Revenue Code as a result of these or any other transactions that Acacia undertakes before or after the redemption, then Acacia will be liable for such taxes without recourse against CombiMatrix Corporation. This obligation may discourage, delay or prevent a merger, change of control, or other strategic or capital raising transactions involving our AR-CombiMatrix stock or CombiMatrix Corporation’s future outstanding equity or our issuance of other equity securities. If we cannot engage in equity financing transactions because of these constraints, we may not be able to fund the working capital, capital expenditure and research and development requirements, as well as to make other investments. As a result, our business may be harmed.

RISKS RELATING TO THE ACACIA TECHNOLOGIES GROUP

The risk factors beginning on this page discuss risks relating to the Acacia Technologies group. Because each holder of AR- Acacia Technologies stock is also a holder of the common stock of one company, Acacia Research Corporation, the risks associated with the CombiMatrix group could affect our AR-Acacia Technologies stock. As such, we urge you to read carefully the section “Risks Relating to the CombiMatrix Group” below.

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

Our Acacia Technologies group also competes with venture capital firms and various industry leaders for technology licensing opportunities. Many of these competitors may have more financial and human resources than our company. As we become more successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently rely upon to generate future revenue.

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

THE ACACIA TECHNOLOGIES GROUP HAS INCURRED LOSSES IN THE PAST AND EXPECTS TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

The Acacia Technologies group has sustained substantial losses in the past. We expect the Acacia Technologies group to incur significant legal, marketing, general and administrative expenses in future periods. As a result, we expect the Acacia Technologies group to incur losses for the foreseeable future.

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

THE ACACIA TECHNOLOGIES GROUP’S REVENUES WILL BE UNPREDICTABLE, AND THIS MAY HARM ITS FINANCIAL CONDITION.

Acacia Global Acquisition Corporation's acquisition of the assets of Global Patent Holdings, LLC in 2005, provided the Acacia Technologies group with ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts. Rights to additional patent portfolios were acquired subsequent to the acquisition of the assets of Global Patent Holdings, bringing the current total number of patent portfolios controlled by the Acacia Technologies group to approximately 62, covering technologies used in a wide variety of industries. The acquisitions expand and diversify the Acacia Technologies group's revenue generating opportunities. The Acacia Technologies group believes that its cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet its cash requirements through at least March 2008, and for the foreseeable future. However, due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of license fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our existing licensees and other factors, we cannot currently predict the amount and timing of the receipt of license fee revenues with a sufficient degree of precision.

As a result, the Acacia Technologies group’s revenues may vary significantly from quarter to quarter, which could make its business difficult to manage and cause its quarterly results to be below market expectations. If this happens, the price of our Acacia Research-Acacia Technologies common stock may decline significantly.

THE ACACIA TECHNOLOGIES GROUP DEPENDS UPON RELATIONSHIPS WITH OTHERS TO PROVIDE TECHNOLOGY-BASED OPPORTUNITIES THAT CAN DEVELOP INTO PROFITABLE ROYALTY-BEARING LICENSES, AND IF IT IS UNABLE TO MAINTAIN AND GENERATE NEW RELATIONSHIPS, THEN IT MAY NOT BE ABLE TO SUSTAIN EXISTING LEVELS OF REVENUE OR INCREASE REVENUE.

The Acacia Technologies group does not invent new technologies or products; it depends on acquiring new patents and inventions through its relationships with inventors, universities, research institutions, and others. If the Acacia Technologies group is unable to maintain those relationship and continue to grow new relationships, then it may not be able to identify new technology-based opportunities for growth and sustainable revenue. Further, because we rely upon acquiring technology from others, we cannot be certain that we will be able to obtain the volume and quality of available new technologies necessary to sustain our current growth. If we are unable to obtain the necessary volume and quality of new technologies, then we may need to reduce operations or revise our business model.

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

For example, the Nasdaq Computer Index had a range of $846.89 - $1,102.80 during the 52-weeks ended December 31, 2006. Over the same period, our Acacia Research-Acacia Technologies common stock fluctuated within a range of $6.65 - $15.58. We believe fluctuations in our stock price during this period could have been impacted by court rulings in our patent enforcement actions. Court rulings in patent enforcement actions are often difficult to understand, even when favorable or neutral to the value of our patents, and we believe that investors in the market may overreact, causing fluctuations in our stock prices that may not accurately reflect the impact of court rulings on our business operations and assets.

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

THE ACACIA TECHNOLOGIES GROUP, IN CERTAIN CIRCUMSTANCES, RELIES ON REPRESENTATIONS, WARRANTIES AND OPINIONS MADE BY THIRD PARTIES, THAT IF DETERMINED TO BE FALSE OR INACCURATE, MAY EXPOSE THE ACACIA TECHNOLOGIES GROUP TO CERTAIN LIABILITIES THAT COULD BE MATERIAL.

From time to time, the Acacia Technologies group may rely upon representations and warranties made by third parties from whom the Acacia Technologies group acquires patents or the exclusive rights to license and enforce patents. We also may rely upon the opinions of purported experts. In certain instances, we may not have the opportunity to independently investigate and verify the facts upon which such representations, warranties, and opinions are made. By relying on these representations, warranties and opinions, companies that are part of the Acacia Technologies group may be exposed to liabilities in connection with the licensing and enforcement of certain patents and patent rights. It is difficult to predict the extent and nature of such liabilities which, in some instances, may be material.

RISKS RELATING TO THE COMBIMATRIX GROUP

The risk factors beginning on this page discuss risks relating to the CombiMatrix group. Because each holder of AR- CombiMatrix stock is also a holder of the common stock of one company, Acacia Research Corporation, the risks associated with the Acacia Technologies group could affect our AR-CombiMatrix stock. As such, we urge you to read carefully the section “Risks Relating to the Acacia Technologies Group” above.

OUR COMBIMATRIX GROUP WILL NOT BE ABLE TO MEET ITS CASH REQUIREMENTS BEYOND THE NEXT 12 MONTHS WITHOUT OBTAINING ADDITIONAL CAPITAL FROM EXTERNAL SOURCES, AND IF IT IS UNABLE TO DO SO, IT MAY NOT BE ABLE TO SUSTAIN OPERATIONS.

As a result of our recent financings with Oppenheimer & Co. and Cornell Capital, the CombiMatrix group’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit should be sufficient to meet its cash requirements through December 31, 2007. In order for the CombiMatrix group to sustain operations beyond this point, it will be required to obtain capital from external sources. If external financing sources are not available or are inadequate to fund the CombiMatrix group’s operations, it could result in reduced revenues and cash flows from the sales of our CustomArray products and services and/or could jeopardize its ability to launch, market and sell additional products and services necessary to grow and sustain its operations in order to eventually achieve profitability. As a result of the above, the audit opinion on our consolidated financial statements for the CombiMatrix group for the year ended December 31, 2006, includes a qualifying paragraph regarding the CombiMatrix group’s ability to sustain operations, as described in footnote 1 to the consolidated financial statements of the CombiMatrix group included in this report. You should review the additional information about our liquidity and capital resources in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-K.

THE COMBIMATRIX GROUP HAS A HISTORY OF LOSSES AND EXPECT TO INCUR ADDITIONAL LOSSES IN THE FUTURE.

The CombiMatrix group has sustained substantial losses since its inception resulting in consolidated accumulated net losses as of December 31, 2005 and 2006, of $124.6 million and $144.6 million, respectively. The CombiMatrix group may never become profitable, or if it does, it may never be able to sustain profitability. We expect the CombiMatrix group to incur significant research and development, marketing, general and administrative expenses. As a result, we expect the CombiMatrix group to incur losses for the foreseeable future. The CombiMatrix group’s consolidated cash and cash equivalents along with short-term investments totaled $20.3 million and $14.3 million at December 31, 2005 and 2006, respectively.

To date, the CombiMatrix group has relied primarily upon selling equity securities, as well as payments from strategic partners, to generate the funds needed to finance the implementation of its business strategies. We cannot assure you that the CombiMatrix group will not encounter unforeseen difficulties, including the outside influences identified above that may deplete the CombiMatrix group’s capital resources more rapidly than anticipated. As a result, the CombiMatrix group’s subsidiaries may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require the CombiMatrix group to make additional investments or face a dilution of its equity interests. Any efforts to seek additional funds could be made through equity, debt or other external financings. Nevertheless, we cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for the CombiMatrix group, or its subsidiaries, we may not be able to execute our business plans and the business of the CombiMatrix group may suffer.

THE CONTINUED DECLINE IN AR-COMBIMATRIX STOCK PRICE COULD RESULT IN A GOODWILL IMPAIRMENT FOR COMBIMATRIX CORPORATION.

Due to the recent decline in the AR-CombiMatrix stock, the market value of the CombiMatrix group as indicated by the trading of AR-CombiMatrix stock has approximated its book value at times during the fourth quarter of 2006, though currently exceeds its book value by approximately $10 million as of February 26, 2007. Should the AR-CombiMatrix stock continue to decline below its book value and if management concludes that the decline is other than temporary, the CombiMatrix group’s goodwill in the amount of $16.9 million as of December 31, 2006, could be impaired.

WE ARE PLANNING TO REDEEM ALL OF THE ISSUED AND OUTSTANDING SHARES OF AR-COMBIMATRIX STOCK FOR ALL OF THE ISSUED AND OUTSTANDING SHARES OF COMBIMATRIX CORPORATION, AND FOLLOWING THE REDEMPTION, HOLDERS OF AR-COMBIMATRIX STOCK WILL NO LONGER BE STOCKHOLDERS OF ACACIA RESEARCH CORPORATION.

We are planning to redeem all of the issued and outstanding shares of AR-CombiMatrix stock for all of the common stock of CombiMatrix Corporation pursuant to our Amended and Restated Certificate of Incorporation. Holders of AR-CombiMatrix stock will not have an opportunity to vote on the redemption, nor will they have any right to dissent or otherwise be compensated for their shares of AR-CombiMatrix stock. Following the redemption, holders of AR-CombiMatrix stock will no longer be shareholders of Acacia Research Corporation but will own all of the issued and outstanding stock of CombiMatrix Corporation. On the redemption date, CombiMatrix Corporation will hold all of the assets of the CombiMatrix group and will thereafter operate as a separate public company with its common stock registered under the Securities and Exchange Act of 1934.

FOLLOWING THE REDEMPTION OF AR-COMBIMATRIX STOCK FOR THE COMMON STOCK OF COMBIMATRIX CORPORATION, HOLDERS OF THE COMMON STOCK OF COMBIMATRIX CORPORATION WILL BE SUBJECT TO THE FOLLOWING NEW RISKS:

•	After the separation, we will be required to raise capital on a stand-alone basis, and we will not have the benefit of Acacia’s consolidated financial strength or size to support our capital needs.

A substantial portion of the CombiMatrix group’s operations are financed by Acacia’s sales of AR-CombiMatrix stock. After the separation, the CombiMatrix Corporation will be required to raise capital on a stand-alone basis. Although one of the purposes of the separation is to permit the CombiMatrix Corporation to achieve what our management believes is the most appropriate capital structure for our businesses, there can be no assurance that this will be achieved, and the risk therefore exists that the CombiMatrix Corporation may not be able to secure adequate debt or equity financing on desirable terms. If future developments in the capital markets adversely affect the biotechnology industry, the CombiMatrix Corporation will not have the benefit of Acacia’s consolidated financial strength or size to support its capital needs.

•
Historical financial information may not be representative of the results of CombiMatrix Corporation as an independent entity, and, therefore, may not be reliable as an indicator of the CombiMatrix Corporation’s historical or future results.

The historical financial information included in this report regarding the CombiMatrix group may not reflect what the results of operations, financial position and cash flows would have been had the CombiMatrix Corporation been an independent entity for the periods presented. Because the financial information included in this document reflects allocations for services provided to the CombiMatrix group by Acacia, these allocations may not reflect the costs the CombiMatrix Corporation would have incurred for similar or incremental services as an independent entity. In addition, the historical financial information included in this report does not reflect transactions that have occurred since December 31, 2006, or that are expected to occur in connection with the redemption. This historical financial information also may not be reliable as an indicator of future results of the CombiMatrix Corporation following the redemption.

•
After the redemption, the common stock of CombiMatrix Corporation may fail to meet the investing guidelines of institutional investors, which may negatively affect the price of its common stock and impair its ability to raise capital through the sale of common stock.

Some of the holders of AR-CombiMatrix stock are institutional investors bound by various investing guidelines. In some cases companies are selected by institutional investors based on factors such as market capitalization, industry, trading liquidity and financial condition. The separation of CombiMatrix Corporation following the redemption will reduce Acacia’s market capitalization as well as the market capitalization of the CombiMatrix group held by CombiMatrix Corporation. As a result, the common stock that the holders of AR-CombiMatrix stock will receive in the redemption may not meet the investing guidelines of some institutional investors. Consequently, these institutional investors may be required to sell the CombiMatrix Corporation common stock that they receive in the redemption or to sell the AR-CombiMatrix stock prior to the redemption date. A sufficient number of buyers may not be available in the market to absorb these potential sales. Consequently, the stock price of the AR-CombiMatrix stock or the common stock of the CombiMatrix Corporation following the redemption, may fall. Any such decline could impair our ability to raise capital for the CombiMatrix group, or CombiMatrix Corporation’s to raise capital following the redemption, through future sales of common stock.

•	Holders of AR-CombiMatrix Stock will incur significant tax liability if the redemption does not qualify for tax free treatment.

If the redemption does not to qualify as a tax-free split-off under Section 355 of the Internal Revenue Code, then each owner of AR-CombiMatrix common stock that receives shares of common stock of CombiMatrix Corporation in the redemption will be treated as if such stockholder received a taxable distribution in an amount equal to the fair market value of the CombiMatrix common stock received on the date it is received.

•
CombiMatrix Corporation will apply to have its common stock traded as a new listing on the Nasdaq Global Market, and if the price of its stock does not meet the minimum requirements for stabilizing above $5.00 per share, the common stock of CombiMatrix Corporation may not be listed on Nasdaq.

Although AR-CombiMatrix stock is currently traded on Nasdaq, CombiMatrix Corporation will be subject to the new listing requirements of Nasdaq or another national exchange. As a result, CombiMatrix Corporation will be submitting a new listing application for its stock to be traded on the Nasdaq Global Market. There can be no assurance that its stock will be accepted for listing on Nasdaq. Its common stock will be subject to the new listing requirements of Nasdaq that include a requirement that the stock initially trade above $5.00 per share. If the price of its common stock following the redemption does not stabilize at $5.00 or more per share, its stock may be delisted from Nasdaq. Consequently, holders of AR-CombiMatrix stock cannot be assured of continued listing of its stock on a national exchange following the redemption. If CombiMatrix Corporation’s common stock is not accepted for listing on Nasdaq, its stock will likely be traded on the Over-the-Counter Bulletin Board until it is able to meet the listing requirements of Nasdaq or another national exchange. Failure to maintain a market for its stock on Nasdaq or another national exchange will likely have a negative impact upon the trading price of its stock.

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

•	NEW ENVIRONMENTAL REGULATION MAY MATERIALLY INCREASE THE NET LOSSES OF OUR COMBIMATRIX GROUP.

The CombiMatrix group's operations involve the use, transportation, storage and disposal of hazardous substances, and as a result it is subject to environmental and health and safety laws and regulations. Any changes in these laws and regulations could increase the CombiMatrix group's compliance costs, and as a result, could materially increase the net losses of our CombiMatrix group.

•	OUR TECHNOLOGIES FACE UNCERTAIN MARKET VALUE.

Our CombiMatrix group includes the following technologies and products that were recently introduced into the market: CustomArrayTM, DNA Microarray, 12K DNA expression array and related products, Design-on-DemandTM Arrays, and NanoArrayTM technology and our Bench-Top DNA Microarray Synthesizer for CustomArrayTM. These technologies and products have not gained widespread market acceptance, and we cannot provide any assurance that the increase, if any, in market acceptance of these technologies and products will meet or exceed our expectations.

Further, our CombiMatrix group is currently developing the following technologies and products, some of which have not yet been introduced into the market: (a) microarray technology for the detection of biological threat agents, (b) molecular diagnostics drug discovery and development using the CustomArrayTM platform, and (c) additional products for the research and development and diagnostics markets including higher density arrays. The level of market acceptance of these technologies and products will have a significant impact upon our results of operations, and we cannot provide any assurance that the increase, if any, in market acceptance of these technologies and products will meet or exceed our expectations.

•	THE FOREGOING OUTSIDE INFLUENCES MAY AFFECT OTHER RISK FACTORS DESCRIBED IN THIS ANNUAL REPORT.

Any one of the foregoing outside influences may cause our company to need additional financing to meet the challenges presented or to compensate for a loss in revenue, and we may not be able to obtain the needed financing. See the heading "If we, or our subsidiaries, encounter unforeseen difficulties and cannot obtain additional funding on favorable terms, our business may suffer" above. Further, any one of the foregoing outside influences affecting the CombiMatrix group could make it less likely that our CombiMatrix group will be able to gain acceptance of its array technology by researchers in the pharmaceutical, biotechnology and academic communities. See the heading "If the CombiMatrix group's new and unproven technology is not used by researchers in the pharmaceutical, biotechnology and academic communities, its business will suffer" below.

THE COMBIMATRIX GROUP MAY HAVE TO ENTER INTO NEW STRATEGIC PARTNERSHIPS TO GENERATE REVENUE CONSISTENT WITH ITS OPERATING HISTORY OF WORKING WITH STRATEGIC PARTNERS SUCH AS ROCHE DIAGNOSTICS GmbH.

In March 2004, the CombiMatrix group completed all phases of its research and development agreement with Roche Diagnostics GmbH (“Roche”). As a result of completing all of its obligations under this agreement and in accordance with the CombiMatrix group's revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred Roche related contract revenues totaling $17,302,000 during the first quarter of 2004. To date, the CombiMatrix group has relied primarily upon selling equity securities, as well as payments from strategic partners, to generate the funds needed to finance the implementation of the CombiMatrix group's business strategies. Prior to 2004, the CombiMatrix group had been dependent on its arrangements with Roche, and has relied upon payments by Roche and other partners for a majority of its working capital. The CombiMatrix group intends to enter into additional strategic partnerships to develop and commercialize future products. The CombiMatrix group is deploying unproven technologies and continues to develop its commercial products. There can be no assurance that the CombiMatrix group will be able to implement its future plans. Failure by management to achieve its plans would have a material adverse effect on the CombiMatrix group's and Acacia Research Corporation's ability to achieve its intended business objectives.

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

TECHNOLOGY COMPANY STOCK PRICES ARE ESPECIALLY VOLATILE, AND THIS VOLATILITY MAY DEPRESS THE PRICE OF OUR AR-COMBIMATRIX STOCK.

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies, particularly biotechnology companies, has been highly volatile. In addition, our stock has historically experienced greater price fluctuations than the biotechnology index of other Nasdaq listed stock. We believe that various factors may cause the market price of our AR-CombiMatrix stock to fluctuate, perhaps substantially, including, among others, announcements of:
•	its or its competitors' technological innovations;

·	developments or disputes concerning patents or proprietary rights;

·	supply, manufacturing or distribution disruptions or other similar problems;

·	proposed laws regulating participants in the biotechnology industry;

·	developments in relationships with collaborative partners or customers;

·	its failure to meet or exceed securities analysts' expectations of its financial results; or

·	a change in financial estimates or securities analysts' recommendations.

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

THE COMBIMATRIX GROUP FACES INTENSE COMPETITION AND WE CANNOT ASSURE YOU THAT IT WILL BE SUCCESSFUL COMPETING IN THE MARKET.

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

The CombiMatrix group's products may not gain market acceptance. In that event, it is unlikely that its business will succeed. Biotechnology and pharmaceutical companies and academic research centers have historically analyzed genetic variation and function using a variety of technologies, and many of them have made significant capital investments in existing technologies. Compared to existing technologies, the CombiMatrix group's technologies are new and unproven. In order to be successful, its products must meet the commercial requirements of the biotechnology, pharmaceutical and academic communities as tools for the large-scale analysis of genetic variation and function. Market acceptance will depend on many factors, including:

·	the development of a market for its tools for the analysis of genetic variation and function, the study of proteins and other purposes;

·	the benefits and cost-effectiveness of its products relative to others available in the market;

·	its ability to manufacture products in sufficient quantities with acceptable quality and reliability and at an acceptable cost;

·	its ability to develop and market additional products and enhancements to existing products that are responsive to the changing needs of its customers;

·
the willingness and ability of customers to adopt new technologies requiring capital investments or the reluctance of customers to change technologies in which they have made a significant investment; and

·
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

IF THIRD-PARTY PAYORS, SUCH AS INSURANCE COMPANIES, MANAGED CARE ORGANIZATIONS AND MEDICARE, DO NOT PROVIDE REIMBURSEMENT FOR OUR PRODUCTS, THEIR COMMERCIAL VIABILITY MAY BE LIMITED.

Many of our diagnostic services are new and payors may choose not to reimburse patients for such tests. Each payor makes its own decision as to whether to establish a policy to reimburse for tests. If we are unable to garner broad payment support for our tests, we may have to ask patients to pay for tests themselves. This may reduce the use and ordering of our tests by physicians, and may limit our ability to fully realize the commercial value of our tests.

OUR PRODUCT DEVELOPMENT EFFORTS MAY BE HINDERED SHOULD WE BE UNABLE TO GAIN ACCESS TO PATIENTS’ TISSUE AND BLOOD SAMPLES.

The development of our diagnostic products requires access to tissue and blood samples from patients who have the diseases we are addressing. Our clinical development relies on our ability to secure access to these samples, as well as information pertaining to their associated clinical outcomes. Access to samples can be difficult since it may involve multiple levels of approval, complex usage rights, privacy rights, among other issues.

IF OUR CURRENT LABORATORY FACILITY BECOMES INOPERABLE OR LOSES CERTIFICATION, WE WILL BE UNABLE TO PERFORM OUR TESTS AND OUR BUSINESS WILL BE HARMED.

Our diagnostic tests are operated out of our CLIA certified laboratory in Irvine, California. Currently, we do not have a second certified laboratory. Should our only laboratory be unable to perform tests, for any reason, our business will be harmed.

WE COULD FACE SUBSTANTIAL LIABILITIES IF WE WERE SUED FOR PRODUCT LIABILITY.

Product liability claims could be filed, if someone were to allege that our product failed to perform as claimed. We may also be subject to liability for errors in the performance of our tests. Product liability claims could be substantial. Though we believe we carry sufficient liability insurance, defense of such a claim could be time consuming and could result in damages that are not covered by our insurance.

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

The CombiMatrix group's success depends on its ability to protect and exploit its intellectual property. The CombiMatrix group currently has five patents issued in the United States, three patents issued in Europe and 87 patent applications pending in the United States, Europe and elsewhere. The patents covering the CombiMatrix group's core technology begin to expire January 5, 2018.

The patent application process before the United States Patent and Trademark Office and other similar agencies in other countries is initially confidential in nature. Patent Applications that are filed outside the United States, however, are published approximately eighteen months after filing. Similarly, patent applications that are filed in the United States will be published approximately eighteen months after filing unless the applicant has opted out of publication and will not file any foreign applications on the same invention. Due to the confidential nature of the patent application process, the CombiMatrix group cannot determine in a timely manner whether patent applications covering technology that competes with its technology have been filed in the United States or other foreign countries or which, if any, will ultimately issue or be granted as enforceable patents. Considering the CombiMatrix group's patent applications and those of others, some of the CombiMatrix group's patent applications may claim compositions, methods or uses that may also be claimed in patent applications filed by others. In some or all of these applications, a determination of priority of inventorship may need to be decided in a proceeding before the United States Patent and Trademark Office or a court. In contrast, in foreign jurisdictions, the first to file on the invention will generally prevail on a priority contest. If the CombiMatrix group is unsuccessful in these invention ownership proceedings, it could be blocked from further developing, commercializing or selling products that fall under the scope of the claims of the patents that issue to others. Regardless of the ultimate outcome, this ownership determination process can be time-consuming and expensive.

ANY INABILITY TO ADEQUATELY PROTECT THE COMBIMATRIX GROUP'S PROPRIETARY TECHNOLOGIES COULD MATERIALLY HARM THE COMBIMATRIX GROUP'S COMPETITIVE POSITION AND FINANCIAL RESULTS.

If the CombiMatrix group does not protect its intellectual property adequately, competitors may be able to use its technologies and erode any competitive advantage that it may have. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights abroad. These problems can be caused by the absence of laws, rules and/or methods for defending intellectual property rights.

The patent positions of companies developing tools for the biotechnology, pharmaceutical and academic communities, including the CombiMatrix group's patent position, generally are uncertain and involve complex legal and factual questions. The CombiMatrix group will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that its proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. The CombiMatrix group's existing patents and any future issued or granted patents it obtains may not be sufficiently broad in scope to prevent others from practicing its technologies or from developing competing products. There also is a risk that others may independently develop similar or alternative technologies or designs around the CombiMatrix group's patented technologies. In addition, others may cause reexamination of the CombiMatrix group patents in the United States or may oppose the CombiMatrix group’s patents in Europe, either of which may result in narrower patent claims or cancellation of some or all of the patent claims, or invalidate the CombiMatrix group’s patents during enforcement proceedings, or the CombiMatrix group’s patents may fail to provide it with any competitive advantage. Enforcing the CombiMatrix group's intellectual property rights may be difficult, costly and time-consuming and ultimately may not be successful.

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

If parties making infringement claims against the CombiMatrix group are successful, they may be able to obtain injunctive or other equitable relief, which effectively could block the CombiMatrix group's ability to further develop, commercialize and sell products, and could result in the award of substantial damages against it. If the CombiMatrix group is unsuccessful in protecting and expanding the scope of its intellectual property rights, its competitors may be able to develop, commercialize and sell products that compete with it using similar technologies or obtain patents that could effectively block its ability to further develop, commercialize and sell its products. In the event of a successful claim of infringement against the CombiMatrix group, we may be required to pay substantial damages and either discontinue those aspects of its business involving the technology upon which it infringed or obtain one or more licenses from third parties. While the CombiMatrix group may license additional technology in the future, it may not be able to obtain these licenses at a reasonable cost, or at all. In that event, it could encounter delays in product introductions while it attempts to develop alternative methods or products, and such attempts may not be successful. Defense of any lawsuit or failure to obtain any of these licenses could prevent it from commercializing available products.

A FORMER VICE PRESIDENT OF COMBIMATRIX CORPORATION HAS FILED A COMPLAINT AGAINST THE COMPANY WITH THE U.S. DEPARTMENT OF LABOR ALLEGING THAT HE WAS WRONGFULLY TERMINATED.

A former Vice President of CombiMatrix Corporation, following his termination of employment, filed a complaint with the U.S. Department of Labor alleging that his employment was terminated out of fear the former employee would report CombiMatrix Corporation’s failure to disclose certain information to be disclosed to the public. See the section titled “Legal Proceedings” on page 50 of this report. This complaint was filed following a letter to the Acacia Research Corporation board of directors containing the same allegations. Following an internal investigation in conjunction with Acacia’s outside counsel, neither Acacia’s Audit Committee nor outside counsel was able to verify any of the allegations made by the former employee. Nonetheless, in an abundance of caution, the Audit Committee engaged an independent counsel to conduct an investigation of the allegations. The independent counsel found no merit to the allegations. Management does not believe the allegations have any merit, nor does management believe the resolution of this matter will have any material effect upon the financial statements or other information included in this report.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY SELLING PRODUCTS AND SERVICES, WE CANNOT ASSURE THAT OUR OPERATIONS WILL BE PROFITABLE.

The CombiMatrix group commenced operations in 1996 and began commercialization of its CustomArray platform in 2004, and accordingly, have a limited operating history generating revenues from products and services. In addition, we are still developing our product and service offerings and you should consider the CombiMatrix group’s prospects in light of the risks, expenses and difficulties frequently encountered by companies with such limited operating histories. Since the CombiMatrix group has a limited operating history, we cannot assure you that its operations will be profitable or that it will generate sufficient revenues to meet its expenditures and support its activities.

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

·
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

·
The market price of our Acacia Research-Acacia Technologies common stock may be adversely affected by the fact that holders have limited legal interests in the group relating to the class of common stock.

For example, as described in greater detail in the subsequent risk factors, holders of either class of common stock generally do not have separate class voting rights with respect to significant matters affecting either group. In addition, upon our liquidation or dissolution, holders of either class of common stock will not have specific rights to the assets of the group relating to the class of common stock held and will not be entitled to receive proceeds that are proportional to the relative performance of that group. The voting rights of the Acacia Research-Acacia Technologies common stock fluctuates based upon the relative market prices of the Acacia Research-CombiMatrix common stock and the Acacia Research-Acacia Technologies common stock. The record date for our last stockholder meeting was March 27, 2006, and holders of Acacia Research-Acacia Technologies common stock had 4.043 votes per share, and holders of Acacia Research-CombiMatrix common stock had one vote per share.

·
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

Holders of Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock have the rights customarily held by common stockholders. They also have these specific rights related to their corresponding group:

·	certain rights with regard to dividends and liquidation;

·	requirements for a mandatory dividend, redemption or conversion upon the disposition of all or substantially all of the assets of their corresponding group;

·
a right to vote on matters as a separate voting class in the limited circumstances provided under Delaware law, by stock exchange rules or as determined by our board of directors (such as an amendment of our certificate of incorporation that changes the rights, privileges or preferences of the class of stock held by such stockholders); and

·	we will not hold separate stockholder meetings for holders of Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock.

THE HOLDERS OF ACACIA RESEARCH-COMBIMATRIX COMMON STOCK AND THE HOLDERS OF ACACIA RESEARCH-ACACIA TECHNOLOGIES COMMON STOCK WILL HAVE CERTAIN LIMITS ON THEIR RESPECTIVE VOTING POWERS.

·	Group common stock with a majority of voting power can control voting outcomes.

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

The last time we determined the floating voting power of our Acacia Research-Acacia Technologies common stock was at our last annual meeting on May 16, 2006, and our record date for voting purposes was March 27, 2006. As of March 27, 2006, 27,766,909 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of March 27, 2006, 38,992,402 shares of Acacia Research-CombiMatrix common stock were issued and outstanding. For purposes of the annual meeting, each holder of Acacia Research-Acacia Technologies common stock had 4.043 votes per share, and each holder of Acacia Research-CombiMatrix common stock had one vote per share. Collectively, holders of Acacia Research-Acacia Technologies common stock had a total of 112,261,613 potential votes, or approximately 74% of the total available votes. As the number of issued and outstanding shares of each class of stock increases, and as the market price of each class of stock fluctuates, the relative voting power between the classes of stock could change significantly.

·	Group common stock with less than majority voting power can block action if a class vote is required.

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

·	Holders of only one class of common stock cannot ensure that their voting power will be sufficient to protect their interests.

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

The existence of separate classes of common stock could give rise to occasions when the interests of the holders of Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock diverge or conflict. Examples include determinations by our directors or officers to:

·	pay or omit the payment of dividends on Acacia Research-CombiMatrix common stock or Acacia Research-Acacia Technologies common stock ;

·	allocate consideration to be received by holders of each of the classes of common stock in connection with a merger or consolidation involving Acacia Research Corporation;

·	convert one class of common stock into shares of the other;
·	approve certain dispositions of the assets of either group;

·	allocate the proceeds of future issuances of our stock either to the Acacia Technologies group or the CombiMatrix group;

·	allocate corporate opportunities between the groups;

·	make other operational and financial decisions with respect to one group that could be considered detrimental to the other group; and

·	Acacia Technology group may seek to license and enforce its patented technologies against companies that have business relationships or potential business relationships with CombiMatrix group.

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

THERE ARE LIMITS ON THE CONSIDERATION WHICH MAY BE RECEIVED BY THE STOCKHOLDERS IN THE EVENT OF THE DISPOSITION OF ASSETS OF A GROUP.

Our restated certificate of incorporation provides that if a disposition of all or substantially all of the properties and assets of either group occurs, we must, subject to certain exceptions:

·	distribute through a dividend or redemption to holders of the class of common stock relating to such group an amount equal to the net proceeds of such disposition; or

·	convert at a 10% premium such common stock into shares of the class of common stock relating to the other group.

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

Item 1B.            UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

Acacia Research Corporation leases approximately 14,883 square feet of office space in Newport Beach, California, under a lease agreement that expires in February 2012.

Prior to February 1, 2007, our wholly owned subsidiary, CombiMatrix Corporation leased office and laboratory space totaling 90,111 square feet located in Mukilteo, Washington, under a lease agreement that expired in October 2008. On February 1, 2007, CombiMatrix Corporation entered into an amendment to its Mukilteo, Washington lease that reduces its office and laboratory space to 30,724 square feet and extends its lease term to October 2010. However, under the terms of the lease amendment, CombiMatrix Corporation is able to terminate the lease as of the original termination date of October 31, 2008, if notice is provided to the landlord by July 31, 2008. CombiMatrix Molecular Diagnostics leases approximately 3,500 square feet in Irvine, California under a lease agreement that expires in August 2007.

Presently, we are not seeking any additional facilities.

Item 3.  LEGAL PROCEEDINGS

General. In the ordinary course of business, we are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with our intellectual property enforcement activities. We believe that any liability arising from these actions will not have a material adverse effect on our financial position, results of operations or cash flows.

Acacia Technologies Group. Companies comprising the Acacia Technologies group are often required to engage in litigation to enforce their patents and patent rights. A summary of patent enforcement related litigation is provided at Item 1. “Acacia Technologies group - Patent Enforcement Litigation.”

CombiMatrix Group. On or about December 6, 2006, Mr. Jeffrey Oster filed a complaint against CombiMatrix Corporation, Acacia Research Corporation, Amit Kumar and Brooke Anderson before the U.S. Department of Labor, alleging discriminatory employment practices in violation of Section 806 of the Corporate and Criminal Fraud Accountability Act of 2002, Title VIII of the Sarbanes-Oxley Act of 2002. Mr. Oster alleges that he made complaints to his superiors regarding two separate circumstances in which he felt that Acacia Research Corporation and CombiMatrix Corporation violated federal securities laws. He alleges that within two or three weeks following his complaints that CombiMatrix Corporation installed tracking software on its computer used by Mr. Oster for the purpose of finding cause to terminate him. He also claims his responsibilities were gradually stripped away until he was terminated. He alleges these actions were done in retaliation against his complaints of violations of federal securities laws. Mr. Oster is seeking the following remedies: (a) back pay, (b) front pay or severance pay and benefits in lieu of reinstatement, (c) prejudgment interest, (d) attorneys fees, (e) additional monetary damages to compensate him for adverse tax consequences, and (e) additional relief that may be determined appropriate or just. No specific amount of damages is being sought. The complaint is under review by the Department of Labor. We intend to vigorously defend against this action.

Management does not believe the allegations made by Mr. Oster in the complaint have any merit, nor does management believe the resolution of this matter will have any material affect on our financial position, results of operations or cash flows. This complaint was filed following a letter to the board of directors of Acacia Research Corporation containing the same allegations. Following an internal investigation in conjunction with Acacia Research Corporation’s outside counsel, neither Acacia’s Audit Committee nor outside counsel was able to verify any of the allegations made by the former employee. Nonetheless, in an abundance of caution, the Audit Committee engaged an independent counsel to conduct an investigation of the allegations. The independent counsel found no merit to the allegations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Market Prices

Acacia Research Corporation’s two classes of common stock, Acacia Research-CombiMatrix common stock and Acacia Research-Acacia Technologies common stock commenced trading on the Nasdaq Stock Market on December 16, 2002. The two classes of common stock were created as a result of Acacia Research Corporation’s recapitalization that was approved by Acacia Research Corporation’s stockholders on December 11, 2002. The two classes of stock replaced Acacia Research Corporation’s common stock formerly traded on the Nasdaq stock market under the symbol ACRI. Acacia Research-Acacia Technologies common stock and Acacia Research-CombiMatrix common stock are listed on the Nasdaq Stock Market LLC under the symbols “ACTG” and “CBMX,” respectively. Acacia Research-Acacia Technologies stock is intended to reflect the performance of Acacia Research Corporation’s Acacia Technologies group, and Acacia Research-CombiMatrix stock is intended to reflect the performance of Acacia Research Corporation’s CombiMatrix group.

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

	2006				2005
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Acacia Research-Acacia Technologies stock:
High	$15.58	$14.95	$14.65	$9.00	$7.83	$6.25	$6.24	$6.05
Low	$11.05	$9.31	$8.85	$6.65	$5.85	$4.38	$4.45	$4.89

Acacia Research-CombiMatrix stock:
High	$1.07	$1.68	$2.75	$2.90	$2.59	$2.60	$3.05	$4.08
Low	$0.70	$0.96	$1.45	$1.34	$1.29	$1.55	$2.15	$2.14

STOCK PERFORMANCE GRAPH

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Acacia Research Corporation under the Securities Act of 1933, as amended or the Exchange Act.

The Stock Performance Graph depicted below compares the yearly change in Acacia Research Corporation’s cumulative total stockholder return for the last five fiscal years with the cumulative total return of the Nasdaq Stock Market (U.S.) Index and the Nasdaq Biotech Index.

	2001	2002	2003	2004	2005	2006

Acacia Research Corporation	$100	$40	$66	$68	$69	$125
Nasdaq Index	$100	$68	$103	$112	$113	$124
Nasdaq Biotech Index	$100	$55	$80	$85	$87	$88

The graph covers the period from December 31, 2001 to December 31, 2006. Cumulative total returns are calculated assuming that $100 was invested on December 31, 2001, in Acacia Research Corporation’s common stock, and in each index, and that all dividends were reinvested. Acacia Research Corporation has not paid or declared any cash dividends on its common stock. On December 13, 2002, each share of Acacia Research Corporation's common stock was converted into one share of AR - Acacia Technologies stock and 0.5582 of a share of AR - CombiMatrix stock. As a result, the graph reflects a composite return for the two classes of Acacia Research Corporation’s common stock for the periods presented. Stockholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

On March 6, 2007, there were approximately 167 owners of record of Acacia Research-Acacia Technologies stock and 134 owners of record of Acacia Research-CombiMatrix stock. The majority of the outstanding shares of Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

As described earlier, Acacia Research Corporation’s board of directors approved a plan for our wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company.

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

Equity Compensation Plan Information

The following table provides information with respect to Acacia Research Corporation’s common shares issuable under our equity compensation plans, including subsidiary plans, as of December 31, 2006:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-Average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2002 Acacia Technologies Stock Incentive Plan(1)	5,958,000	$7.93	13,000
2002 CombiMatrix Stock Incentive Plan(2)	8,068,000	$5.77	1,528,000
Subtotal(3)	N/A	N/A	N/A
Equity compensation plans not approved by security holders(4)
CombiMatrix Molecular Diagnostics 2005 Stock Award Plan (3)	1,807,000	$0.31	2,193,000
Total(4)	N/A	N/A	N/A
____________________

(1)       Our 2002 Acacia Technologies Stock Incentive Plan, as amended, or the Acacia Technologies Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. The Acacia Technologies Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards. The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. The share reserve under the Acacia Technologies Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our Acacia Research-Acacia Technologies stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 500,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares. Column (a) excludes 428,000 in nonvested restricted stock awards outstanding at December 31, 2006. Refer to Note 13 to our consolidated financial statements.

(2)       Our 2002 CombiMatrix Stock Incentive Plan, as amended, or the CombiMatrix Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. The CombiMatrix Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards. The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. The share reserve under the CombiMatrix Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our Acacia Research-CombiMatrix stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 600,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares. Refer to Note 13 to our consolidated financial statements.

(3)       CombiMatrix Corporation’s wholly owned subsidiary, CMDX, executed the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan with plan provisions and terms similar to that of the CombiMatrix Plan, as described above. Refer to Note 13 to our consolidated financial statements.

(4)       Subtotal and total information is not provided because the Acacia Technologies Plan and the CombiMatrix Plan relate to two different classes of our common stock, and common stock issued under the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan relates to stock of our corresponding wholly owned subsidiary.

Item 6. SELECTED FINANCIAL DATA

The consolidating selected balance sheet data as of December 31, 2006 and 2005 and the consolidating selected statement of operations data for the years ended December 31, 2006, 2005 and 2004 set forth below have been derived from our audited consolidated and separate group financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto). The consolidating selected balance sheet data as of December 31, 2004, 2003 and 2002 and the consolidating selected statement of operations data for the years ended December 31, 2003 and 2002 have been derived from audited consolidated and separate group financial statements not included herein, but which were previously filed with the SEC.

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

Consolidating Statement of Operations Data(3)
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2006	2005	2004	2003	2002

Revenues:
Acacia Technologies group	$34,825	$19,574	$4,284	$692	$43
CombiMatrix group	5,740	8,033	19,641	456	839
Acacia Research Corporation	$40,565	$27,607	$23,925	$1,148	$882
Operating (loss) income
Acacia Technologies group	$(6,980)	$(7,246)	$(6,055)	$(6,013)	$(9,865)
CombiMatrix group	(22,187)	(13,903)	244	(19,349)	(70,460)
Acacia Research Corporation	$(29,167)	$(21,149)	$(5,811)	$(25,362)	$(80,325)
Other (expense) income, net:
Acacia Technologies group	$1,524	$1,071	$471	$408	$(3,503)
CombiMatrix group	2,193	1,335	330	214	392
Acacia Research Corporation	$3,717	$2,406	$801	$622	$(3,111)
(Loss) income from continuing operations before minority interests:
Acacia Technologies group	$(5,496)	$(6,040)	$(5,445)	$(5,468)	$(12,658)
CombiMatrix group	(19,960)	(12,401)	710	(18,999)	(69,921)
Acacia Research Corporation	$(25,456)	$(18,441)	$(4,735)	$(24,467)	$(82,579)
Minority interests:
Acacia Technologies group	$-	$2	$6	$17	$104
CombiMatrix group	-	-	-	30	23,702
Acacia Research Corporation	$-	$2	$6	$47	$23,806
(Loss) income from continuing operations:
Acacia Technologies group	$(5,496)	$(6,038)	$(5,439)	$(5,451)	$(12,554)
CombiMatrix group	(19,960)	(12,401)	710	(18,969)	(46,219)
Acacia Research Corporation	$(25,456)	$(18,439)	$(4,729)	$(24,420)	$(58,773)
Loss from discontinued operations:
Acacia Technologies group	$-	$(237)	$(104)	$-	$(200)
CombiMatrix group	-	-	-	-	-
Acacia Research Corporation	$-	$(237)	$(104)	$-	$(200)
Net (loss) income:
Acacia Technologies group	$(5,496)	$(6,275)	$(5,543)	$(5,451)	$(12,754)
CombiMatrix group	(19,960)	(12,401)	710	(18,969)	(46,219)
Acacia Research Corporation	$(25,456)	$(18,676)	$(4,833)	$(24,420)	$(58,973)

Income (loss) per common share - basic and diluted(4):
Income (loss) from continuing operations
Acacia Research - Acacia Technologies stock	$(0.20)	$(0.23)	$(0.27)	$(0.28)	$(0.64)
Acacia Research - CombiMatrix stock	(0.49)	(0.37)	0.02	(0.76)	(2.01)
Loss from discontinued operations
Acacia Research - Acacia Technologies stock	$-	$(0.01)	$(0.01)	$-	$(0.01)
Acacia Research - CombiMatrix stock	-	-	-	-	-
Net income (loss)
Acacia Research - Acacia Technologies stock	$(0.20)	$(0.24)	$(0.28)	$(0.28)	$(0.65)
Acacia Research - CombiMatrix stock	(0.49)	(0.37)	0.02	(0.76)	(2.01)

Weighted average number of common and potential common shares used in computation of income (loss) per common share(1) (4):
Acacia Research - Acacia Technologies stock:
Basic and diluted	27,547,651	26,630,732	19,784,883	19,661,655	19,640,808
Acacia Research - CombiMatrix stock:
Basic	40,605,038	33,678,603	29,962,596	24,827,819	22,950,746
Diluted	40,605,038	33,678,603	30,995,663	24,827,819	22,950,746

Consolidating Balance Sheet Data(3)
(In thousands)

	At December 31,
	2006	2005	2004	2003	2002

Total assets:
Acacia Technologies group	$65,770	$68,893	$33,058	$39,978	$47,212
CombiMatrix group	44,214	52,541	55,388	50,161	49,973
Eliminations	(380)	-	(119)	(99)	(114)
Acacia Research Corporation	$109,604	$121,434	$88,327	$90,040	$97,071
Total liabilities(2):
Acacia Technologies group	$4,276	$6,647	$3,472	$4,188	$5,183
CombiMatrix group	11,399	7,443	8,560	24,424	13,972
Eliminations	(380)	-	(119)	(99)	(114)
Acacia Research Corporation	$15,295	$14,090	$11,913	$28,513	$19,041
Minority interests:
Acacia Technologies group	$-	$443	$778	$1,127	$1,487
CombiMatrix group	-	4	-	-	684
Acacia Research Corporation	$-	$447	$778	$1,127	$2,171
Redeemable stockholders' equity:
Acacia Technologies group	$61,494	$61,803	$28,808	$34,663	$40,542
CombiMatrix group	32,815	45,094	46,828	25,737	35,317
Acacia Research Corporation	$94,309	$106,897	$75,636	$60,400	$75,859

___________________

(1)       Certain potential common shares for the periods shown above have been excluded from the per share calculations because the effect of their inclusion would be anti-dilutive.

(2)       Included in total liabilities for 2006, 2005, 2004, 2003 and 2002 are deferred revenues totaling $1,441,000, $1,604,000, $3,959,000, $20,405,000, and $9,172,000 related to the CombiMatrix group, and $360,000, $639,000, $428,000, $1,604,000 and $1,503,000 related to the Acacia Technologies group, respectively.

(3)       Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition - Critical Accounting Policies” for a description of allocation policies applied in preparation of the separate group financial statements.

(4)       The 2002 share and per share information gives effect to the recapitalization transaction described elsewhere herein as of January 1, 2002. Historical share and per share information for the Acacia Research-Acacia Technologies stock and Acacia Research-CombiMatrix stock is not presented as these classes of securities were not part of Acacia Research Corporation’s capital structure prior to 2002.

Other Factors Affecting Comparability:

•
During the year ended December 31, 2000, CombiMatrix Corporation recorded deferred non-cash stock compensation charges aggregating approximately $53.8 million in connection with the granting of stock options. Deferred non-cash stock compensation charges were amortized by the CombiMatrix group over the respective option grant vesting periods, which ranged from one to four years. Amortization of deferred non-cash stock compensation charges totaled $606,000, $1.5 million, and $6.4 million in 2004, 2003, and 2002 respectively. Deferred non-cash stock compensation charges were fully amortized as of December 31, 2004. Effective January 1, 2006, Acacia Research Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which sets forth the accounting requirements for “share-based” compensation payments to employees and non-employee directors and requires that compensation cost relating to share-based payment transactions be recognized in the statement of operations. Refer to Note 2 and Note 13 in the accompanying Acacia Research Corporation consolidated financial statements for additional information, and impact on the 2006 consolidated statement of operations.

•
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

•
On January 28, 2005, Acacia Global Acquisition Corporation consummated the GPH Acquisition. The aggregate purchase consideration was approximately $25.1 million, including $5.0 million of cash, the issuance of 3,938,832 shares of Acacia Research-Acacia Technologies common stock, or AR-Acacia Technologies stock, valued at $19.3 million (net of estimated common stock registration costs of $212,000) and acquisition costs, including registration costs, of $796,000. $25.1 million of the purchase price was allocated to patent related intangible assets acquired, which are being amortized on a straight-line basis over a weighted-average estimated economic useful life of six years. As a result of the GPH Acquisition, and additional patent acquisitions during 2005 and 2006, amortization expense recorded by the Acacia Technologies group was $5.3 million in 2006, as compared to approximately $4.9 million, $501,000, $502,000, and $1.6 million in 2005, 2004, 2003, and 2002, respectively.

The income statement for the year ended December 31, 2006 and 2005 includes license fee revenues, inventor royalties and contingent legal fees expenses recognized as a result of the licensing activities of certain of the entities acquired in the GPH Acquisition.

•
Acacia Research Corporation adopted FASB Staff Position No. 150-5 (“FSP No. 150-5”), effective July 1, 2005, which requires that warrants for shares that are redeemable be classified as liabilities, based on the fair values of the warrants, which are required to be marked to market at each balance sheet date. The warrant liability related to contingently redeemable AR-CombiMatrix stock purchase warrants outstanding at December 31, 2006 and 2005 was $6,732,000 and $1,381,000 respectively. Warrant gains included in 2006 and 2005 consolidated and CombiMatrix group other income totaled $1,754,000 and $812,000, respectively.

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

General

Acacia Research Corporation is comprised of two operating groups, the Acacia Technologies group and the CombiMatrix group.

Our intellectual property licensing business, referred to as the “Acacia Technologies group,” develops, acquires, licenses and enforces patented technologies.  The Acacia Technologies group generates license fee revenues from the granting of licenses for the use of its patented technologies. The Acacia Technologies group assists patent holders with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. The Acacia Technologies group currently owns or controls the rights to 62 patent portfolios, which include U.S. patents, and in certain instances, foreign counterparts, covering technologies used in a wide variety of industries.

Our life sciences business, referred to as the “CombiMatrix group,” is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products and services could be utilized. The technologies that the CombiMatrix group has developed include a platform technology to rapidly produce customizable, in-situ synthesized, oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. The CombiMatrix group has also developed the capabilities of producing arrays that utilize bacterial artificial chromosomes on its arrays, also enabling genetic analysis. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.

As described more fully at Part I Item 1. “Business,” of this report, in January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company (herein referred to as the “CombiMatrix Split-off Transaction”).

The Acacia Technologies group and the CombiMatrix group’s businesses are described more fully in Item 1. “Business,” of this report.

Overview

Acacia Technologies Group

The Acacia Technologies group’s operating activities for 2006 and 2005, were principally focused on the continued development, licensing and enforcement of its patent portfolios, including the continued pursuit of multiple ongoing technology licensing and enforcement programs and the commencement of new technology licensing and enforcement programs. In addition, we continued our focus on business development, including the acquisition of numerous additional patent portfolios and the continued pursuit of opportunities to partner with patent owners and provide Acacia Technologies group’s unique intellectual property licensing, development and enforcement services.

On January 28, 2005, Acacia Global Acquisition Corporation consummated the GPH Acquisition, providing the Acacia Technologies group 100% ownership of companies that controlled 27 patent portfolios, which included 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. The GPH Acquisition, and other patent acquisitions during 2005, 2006 and in future periods, will continue to expand and diversify the Acacia Technologies group’s future revenue generating opportunities, as we continue to build our leadership position in patent licensing.

License fee revenues recognized in 2006 totaled $34.8 million, representing a 78% increase over revenues recognized in 2005 which totaled $19.6 million, and a greater than 100% increase over revenues recognized in 2004, which totaled $4.3 million. The increase in license fee revenues in 2006 and 2005, as compared to 2004, reflects the impact of the increase in patent portfolios controlled by the Acacia Technologies group, including the impact of the GPH Acquisition, and the increase in the number of patent licensing and enforcement programs launched and generating revenues since the end of 2004. Acacia Technologies group management measures and assesses the performance and growth of our patent licensing and enforcement business based on total license fee revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis. Trailing twelve-month revenues for the Acacia Technologies group totaled $34.8 million as of December 31, 2006, as compared to $35.8 million at September 30, 2006, $34.1 million as of June 30, 2006, $22.4 million as of March 31, 2006, $19.6 million as of December 31, 2005, $12.1 million as of September 30, 2005, $7.6 million as of June 30, 2005 and $5.5 million as of March 31, 2005.

Revenues for 2006 included license fees from 126 new licensing agreements covering 14 of our technology licensing and enforcement programs, as compared to 83 new licensing agreements covering 12 of our technology licensing and enforcement programs in 2005. The Acacia Technologies group generated licensing revenues from 7 new technology licensing and enforcement programs during 2006, and to date, the Acacia Technologies group has generated revenues from 22 of its technology licensing and enforcement programs. License fee revenues for 2006 included fees from the licensing of our DMT® technology, Audio/Video Enhancement and Synchronization technology, Image Resolution Enhancement technology, Credit Card Fraud Control technology, Interstitial Internet Advertising technology, Laptop Connectivity technology, Multi-Dimensional Bar Code technology, Resource Scheduling technology, Dynamic Manufacturing Modeling technology, Product Activation technology, Enhanced Internet Navigation technology, Interactive Data Sharing technology, Pop-Up Advertising technology and Audio Communications Fraud Detection technology.

Operating expenses increased during 2006 and 2005, as compared to 2004, due primarily to the hiring of additional patent licensing, business development and engineering personnel, an increase in patent related legal, research and consulting expenses incurred in connection with the continued growth and expansion of our technology licensing and enforcement business and an increase in corporate, general and administrative costs related to the Acacia Technologies group’s ongoing operations. Inventor royalties expenses and contingent legal fees expenses increased in 2006 and 2005, as compared to 2004, primarily due to the related increase in license fee revenues, as discussed above, and the impact of the varying economic terms related to inventor agreements and contingent legal fee arrangements associated with the revenue generating patent portfolios in each period.

During 2006, the Acacia Technologies group continued to execute its business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, the following patent portfolios:

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

•	Micromesh Laminate Patent. Acquired patent relating to technology that can be used in fabrics to maximize moisture transport and increase breathability and is often used in sports apparel.

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

•
Wireless Traffic Information Patents. This patented technology generally relates to transmitting, receiving and displaying traffic information on portable handheld and mobile displays. It covers a variety of wireless distribution methods, such as FM radio and satellite, as well as the devices used to display the traffic maps. This technology enables users to identify traffic congestion and can be used with in-vehicle navigation displays and portable handheld units such as cell phones and PDA's.

•
Automated Notification of Tax Return Status Patent. This patented technology generally relates to a system for monitoring the status of a client’s tax return and automatically notifying the client of a change in status. This system can be used by a tax preparation service to monitor the electronic filing of their client’s income tax returns.

•
Aligned Wafer Bonding Patent. This patented technology generally relates to the precision alignment and bonding of micromechanical, electrical and optical structures. This technology can be used for the bonding of surface features in the fabrication of Micro Electromechanical Systems (“MEMS”) and semiconductors.

•
Location-Based Services Patents This patented technology generally relates to locating mobile units, such as cell phones and embedded vehicle radios, within a cellular network and using the position information to provide services to the mobile user. It covers various means of accurately locating a mobile unit, including GPS and cell site triangulation. This technology is applicable to wireless emergency services (“E911”), vehicle tracking, vehicle assistance services and many other services that rely on knowing the location of a mobile user.

•	Electronic Address List Management Patent This patented technology can allow a user to manage an address list on a computer and transfer the list to an electronic device such as a cell phone.

•
Document Generation Technology Patents. This patented technology generally relates to storing data in databases such that it could be used to quickly populate multiple document templates. This technology can be used in medical applications such as Electronic Medical Records (“EMR”) and Electronic Health Records (“EHR”), as well as document generation applications in the financial, legal, and insurance industries.

•
Medical Monitoring Patent. This patented technology detects patient statistics or lab results, such as vital signs or blood tests, which are outside a specified range and then automatically pages the appropriate medical personnel with a critical event message.

Patent acquisition activity in 2005 included both the consummation of the GPH Acquisition in the first quarter of 2005, as previously described, and the subsequent acquisition of rights to the following patent portfolios:

•  Laptop Connectivity Patent
•  Hearing Aid ECM Patent
•  Digital Ink Jet Printing Patents
•  High Resolution Optics Patent
•  Picture Archiving & Communication Systems Patents
•  Information Monitoring Technology Patents
•  Continuous Television Viewer Measuring Technology Patent
•  Computing Device Performance Technology Patents

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the Acacia Technologies group’s financial statements for the periods presented.

As of December 31, 2006, the Acacia Technologies group also had several executed letters of intent with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios. Future patent portfolio acquisitions will continue to expand and diversify the Acacia Technologies group’s revenue generating opportunities and accelerate the execution of our business strategy, as we continue to build our leadership position in patent licensing.

In 2004, the Acacia Technologies group’s operating activities were principally focused on the continued development and commercialization of its DMT® patent portfolio. License fee revenues totaling $4.3 million were primarily comprised of license fees from our DMT® patent portfolio. The Acacia Technologies group began to recognize DMT® license fee revenues in 2003, significantly increasing the number of DMT® technology licensees and related revenues during 2003 and 2004, while continuing to focus on the expansion of its licensing and enforcement business. To date, the Acacia Technologies group has entered into over 300 DMT® licensing agreements, including cable TV licenses, licenses for online entertainment, movies, news, sports, e-learning and corporate websites and licenses with companies that provide over 90% of video-on-demand TV entertainment to the hotel industry in the United States.

The Acacia Technologies group’s continued development, and commercialization of the DMT® patent portfolio included increased marketing, general and administrative expenses in 2004, related to the hiring of additional patent licensing and business development personnel and an increase in patent related consulting and marketing expenses. Patent related legal expenses, excluding V-chip related legal fees, also increased due to an increase in costs incurred in connection with the Acacia Technologies group’s ongoing DMT® patent commercialization and enforcement programs, including increased legal costs related to new patent claims and the identification of additional potential licensees of our DMT® technology and increased patent enforcement costs related to ongoing DMT® patent related litigation.

CombiMatrix Group

During 2006, the CombiMatrix group’s operating activities were driven by the execution of two new government contracts with the U.S. Department of Defense (“DoD”) totaling $4.0 million, including a new one-year, $2.1 million contract to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents, both to be recognized through 2008, as well as the execution of several new distribution agreements for our CustomArrayTM products, both nationally and internationally. The CombiMatrix group launched its first 90K, high-density array and array synthesizer in May of 2006 and also launched, in collaboration with Furuno Electric Co., Ltd., its QuadroCASTM CustomArray synthesizer and made available new versions of its Influenza A and miRNA product offerings. The CombiMatrix group’s diagnostics subsidiary, CMDX, received CLIA certification over its diagnostics laboratory and subsequently launched its first molecular diagnostic service using its Constitutional Genetic Array Test (“CGAT”), during the second quarter of 2006. The CombiMatrix group also recently received notice from the U.S. Food and Drug Administration (“FDA”), that CMDX does not require regulation covered by recent FDA guidelines covering certain of its diagnostic assays.

Historically, the CombiMatrix group has relied primarily upon investing and financing activities to fund operating activities. Although the CombiMatrix group’s net proceeds from investing and financing activities in 2006 were consistent with 2005, its cash and cash equivalent balances, anticipated cash flows from operations and other existing sources of credit may not be sufficient to meet its cash flow requirements beyond December 31, 2007. As a result, the CombiMatrix group will be seeking additional sources of capital including the issuance of debt and/or equity securities. Refer to “CombiMatrix group - Liquidity and Capital Resources” below for additional discussion of the CombiMatrix group’s financial position.

During 2005 the CombiMatrix group’s activities included the formation of its wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc.(“CMDX”), and the launch of its molecular diagnostics business for the purpose of exploiting the opportunities in the molecular diagnostics market for the CombiMatrix group’s array technology. The CombiMatrix group executed several distribution agreements for its CustomArray™ platform and related products with distributors in the United States, Asia and Australia. The CombiMatrix group also expanded its product offerings by launching a desktop version of its DNA array synthesizer as well as new CustomArray™ catalog arrays, including an influenza H5N1 array, sectored arrays and micro-RNA products. In the area of bio-defense, the CombiMatrix group continued progress on its $5.9 million contract with the Department of Defense, which was completed in December of 2005. The CombiMatrix group also completed all obligations under its collaboration and supply agreement with Toppan Printing, Ltd. (“Toppan”) in the fourth quarter of 2005. As a result of these activities, the CombiMatrix group’s research and development efforts were focused primarily on completing its bio-defense contract, launching its molecular diagnostics business and continuing development of new products and services based on its core array technology as well as making improvements to existing CustomArray™ products launched during 2005 and earlier.

During 2004, the CombiMatrix group’s operating activities included the completion of its research and development agreement with Roche, the execution of a two-year, $5.9 million contract with the Department of Defense to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents, execution of a multi-year collaboration agreement with Furuno Electric Co. to develop a bench-top DNA array synthesizer and the launch of CustomArrayTM, its first commercially available array platform. As a result of completing its research and development agreement with Roche, the CombiMatrix group’s research and development programs shifted to a number of internally funded programs that support the activities summarized above. With the completion of its obligations under the Roche agreements, research and development expenses continued to decrease in 2004, as compared to 2003, as efforts shifted to internally funded research and development programs. The decrease in research and development expenses was partially offset by an increase in marketing and sales expenses related to the launch of the CombiMatrix group’s CustomArray™ 902 DNA array platform in March 2004 and its CustomArray™ 12K DNA expression array in July 2004.

At December 31, 2006, the CombiMatrix group had cash and cash equivalents and short-term investments of $14.3 million. As a result, management anticipates that the CombiMatrix group’s cash and cash equivalent balances, anticipated cash flows from operations and other sources of funding from the capital markets will be sufficient to meet the CombiMatrix group’s cash requirements through December 31, 2007. In order for the CombiMatrix group to sustain operations beyond this point and ultimately to achieve profitability, the CombiMatrix group will be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that such capital will be available at times and at terms acceptable to us, or that higher levels of product and service revenues or reductions in operating costs will be achieved. The issuance of additional equity securities will also cause dilution to our shareholders. If external financing sources of financing are not available or are inadequate to fund the CombiMatrix group’s operations, the CombiMatrix group will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the CombiMatrix group. As discussed in Note 1 to the consolidated financial statements included elsewhere herein, the anticipation that the CombiMatrix group will be required to obtain additional financing in the foreseeable future raises substantial doubt about the CombiMatrix group’s ability to sustain operations beyond December 31, 2007. The CombiMatrix group’s plans in regard to these matters are also described later in this section and in Note 1 to Acacia Research Corporation’s consolidated financial statements.

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

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated and separate group financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;
•	stock-based compensation expense;
•	valuation of long-lived and intangible assets and goodwill; and
•	management and allocation policies relating to AR-Acacia Technologies stock and AR-CombiMatrix stock.

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

Revenue Recognition

As described below, significant management judgments must be made and used in connection with the revenue recognized in any accounting period. Material differences may result in the amount and timing of revenue recognized or deferred for any period, if management made different judgments.

Revenue is recognized, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,”(“ SAB No. 104”), when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

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

The Acacia Technologies group recognizes license fee revenues when earned over the term of the license agreement in exchange for the grant of non-exclusive licenses to use certain technologies for which we own or control patents. We recognize revenue for estimates of license fees earned during the applicable period, based on historical activities of licensees, historical sales or per unit growth rates of licensees and other relevant available information regarding licensee activities that factor into the calculation of periodic license fees due. Revisions are made for actual licensee fees received in the following quarter. Historically, these revisions have not been material to our consolidated financial statements. For those arrangements where royalties cannot be reasonably estimated, we recognize revenue upon the receipt of cash or license fee statements from our licensees, as described at Note 2 to our consolidated financial statements contained elsewhere herein. Our estimates of periodic license fees due could differ from actual events, thus materially impacting our financial position and results of operations.

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

CombiMatrix Group

In general, the CombiMatrix group recognizes revenue in accordance with SAB No. 104, when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

Revenues from government grants and contracts are recognized in accordance with Accounting Research Bulletin (“ARB”) No. 43, "Government Contracts," and related pronouncements, such as Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Accordingly, revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at each reporting period. Under the percentage-of-completion method of accounting, contract revenues and expenses are recognized in the period that work is performed based on the percentage of actual incurred costs to the total contract costs. Actual contract costs include direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges. Contract change orders and claims are included when they can be reliably estimated and are considered probable. For contracts that extend over a reporting period, revisions in contract cost estimates, if they occur, have the effect of adjusting current period earnings applicable to performance in prior periods. Should current contract estimates indicate an overall future loss to be incurred, a provision is made for the total anticipated loss in the current period.

Significant estimates, judgments and assumptions are required primarily in connection with the CombiMatrix group’s accounting for multiple-element arrangements with strategic partners and licensees.

The CombiMatrix group accounts for revenues under multiple-element arrangements in accordance with SAB No. 104 and Emerging Issues Task Force Consensus (“EITF”), Issue 00-21, "Revenue Arrangements with Multiple Deliverables," and related pronouncements. Arrangements with multiple elements or deliverables must be segmented into individual units of accounting based on the separate deliverables only if there is objective and verifiable evidence of fair value to allocate the consideration received to the deliverables. Accordingly, revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent the CombiMatrix group’s continuing obligations are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. Upon establishing objective and verifiable evidence of the fair value of the elements in multiple-element arrangements, the fair value is allocated to each element of the arrangement, such as license fees or research and development projects, based on the relative fair values of the elements. The CombiMatrix group determines the fair value of each element in multiple-element arrangements based on objective and verifiable evidence of fair value, which is determined for each element based on the prices charged when the similar elements are sold separately to third parties. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element or elements have been determined. Significant contract interpretation is sometimes required to determine the appropriate accounting, including whether the deliverables specified in a multiple element arrangement should be treated as separate units of accounting for revenue recognition purposes, and if so, how the price should be allocated among the deliverable elements, when to recognize revenue for each element, and the period over which revenue should be recognized. Changes in the allocation of the sales price between delivered to undelivered elements might impact the timing of revenue recognition, but would not change the total revenue recognized on the contract.

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

Refer to Notes 2 and 13 to the Acacia Research Corporation consolidated financial statements included in Part IV, Item 15 of this report for more information.

Valuation of Long-lived and Intangible Assets and Goodwill

Goodwill is evaluated for impairment using a fair value approach at the reporting unit level annually, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. As of December 31, 2006, our reporting units were: 1) the Acacia Technologies group and 2) the CombiMatrix group. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the implied fair value of the goodwill. The fair value of Acacia Research Corporation’s reporting units are estimated using the fair market value of common stock and other valuation techniques. Significant judgments and estimates are required in determining forecasted cash inflows and outflows, the timing of cash flows and discount rates commensurate with the risks involved.

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

Acacia Research Corporation Consolidated
Results of Operations

Net Loss (In thousands)

	2006	2005	2004

Net loss	$(25,456)	$(18,676)	$(4,833)

The changes in consolidated net loss were primarily due to operating results and activities, as discussed below.

Revenues and Cost of Revenues (In thousands)

	2006	2005	2004

Collaboration agreements	$-	$2,266	$17,302
License fees	34,825	19,574	4,284
Government contracts	2,074	3,849	1,993
Cost of government contract revenues	(1,959)	(3,683)	(1,874)
Products	3,278	1,765	230
Cost of product sales	(1,258)	(820)	(173)
Service contracts	388	153	116

Collaboration Agreements (CombiMatrix group only). During the fourth quarter of 2005, the CombiMatrix group completed all obligations under its collaboration and supply agreement with Toppan. As a result of completing its obligations under this agreement, and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized $2.3 million of previously deferred collaboration agreement revenues during the fourth quarter of 2005. Research and development activities and expenses related to the Toppan agreement were incurred during the two-year term of the agreement, which was originally executed in May 2003.

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

License Fees (Acacia Technologies group only).  Revenues for 2006 included license fees from 126 new licensing agreements covering 14 of our technology licensing and enforcement programs, as compared to 83 new licensing agreements covering 12 of our technology licensing and enforcement programs in 2005. The increase in license fee revenues in 2006 and 2005, as compared to 2004, reflects the impact of the increase in patent portfolios controlled by the Acacia Technologies group since 2004, including the impact of the GPH Acquisition, and the related increase in the number of patent licensing and enforcement programs developed, launched and generating revenues since 2004. License fee revenues recognized by the Acacia Technologies group fluctuate from period to period primarily based on the following factors:

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

Revenues in 2004 were comprised of $2.8 million in DMT patent portfolio revenues and $1.5 million in previously deferred V-chip license fees (originally received and deferred in 2001) recognized as a result of the conclusion of V-chip patent litigation and related licensing program in August 2004.

Costs incurred in connection with the Acacia Technologies group’s ongoing licensing activities, other than inventor royalties expense, contingent legal fees expense and patent-related legal expenses, are included in marketing, general and administrative expenses.

Government Contracts and Cost of Government Contract Revenues (CombiMatrix group only). Under the terms of its contracts with the Department of Defense, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group’s commitments under its DoD contracts.

Revenues and associated costs decreased during 2006, as compared to 2005 due to a higher level of contract related activity leading to the completion in December 2005, of the CombiMatrix group’s commitments under its previous two-year, $5.9 million research and development contract with the DoD to further the development of the CombiMatrix group’s array technology for the electrochemical detection of biological threat agents. In February 2006, the CombiMatrix group executed a new one-year, $2.1 million contract with the DoD to further the development of its electrochemical detection system. In August 2006, the CombiMatrix group executed a new two-year, $1.9 million contract with the DoD to integrate its electrochemical detection technology with its microfluidics “lab on a chip” technology for national defense and homeland security applications. Overall, the activity on these new DoD contracts was lower in 2006 than activity under the CombiMatrix group’s previous $5.9 million contract in 2005, resulting in the overall decrease in government contract revenues and cost of revenues in 2006, as compared to 2005. These revenues and costs increased during 2005, as compared to 2004 due to increased activity on the two-year, $5.9 million contract and due to the fact that only nine months of activity were incurred in 2004, versus a full year of activity in 2005. The $5.9 million contract was completed in 2005 and there are no additional revenues or costs expected to be recognized from this contract in future periods.

Product Revenues and Cost of Product Sales (CombiMatrix group only). Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group’s array products. Product revenues in 2006 include the sale of DNA synthesizer instruments and CustomArray 12K DNA expression arrays and related hardware, as compared to lower instrument and 12K DNA expression array sales in 2005. The overall increase in product revenues in 2006 was due primarily to the increased product offerings currently available to the CombiMatrix group’s customers, which includes 12K and 4X2K arrays, DNA synthesizer and electrochemical detection reader instruments and related hardware, as compared to only the 902 and 12K expression arrays and DNA synthesizer instruments in 2005. Product revenues and costs of product sales during 2004 and 2005 relate to domestic and international sales of the CombiMatrix group’s array products, including its CustomArray 902 DNA array platform launched in March 2004, CustomArray 12K DNA expression array launched in July 2004 and its commercial DNA array synthesizer instrument launched in August 2005. The CombiMatrix group’s product revenues increased in 2005, as compared to 2004 due primarily to a full year of array sales recognized in 2005, as compared to only a partial year’s recognition in 2004, as well as the launch of the CombiMatrix group’s DNA array synthesizer instrument in 2005.

Service Contracts (CombiMatrix group only). Prior to 2005, all service contract revenues were recognized by CombiMatrix K.K. from existing array customers in Japan. As of December 31, 2004, the terms of these contracts had expired. Costs incurred in connection with these services were not material. In 2006 and 2005, service contract revenues include maintenance and service contract fees relating to DNA array synthesizers sold during those periods, and have increased in 2006 due to the sale of additional array synthesizers. Such service contracts are typically for twelve months, and the consideration received is recognized ratably over the service period.

 Operating Expenses (In thousands)

	2006	2005	2004

Research and development expenses	$9,485	$5,783	$5,385

Research and Development Expenses (CombiMatrix group only). In 2006, the CombiMatrix group continued internal research and development efforts to improve and expand its technology and product offerings. The increase in internal research and development expenses in 2006, as compared to 2005 was due primarily to costs incurred in connection with the development of higher density array products, as well as an increase in expenses incurred by the CombiMatrix group’s subsidiary, CMDX, which was formed and began research and development activities in the area of diagnostic applications during the second quarter of 2005. In addition, research and development expenses include $1.1 million, $0 and $91,000 in 2006, 2005 and 2004, respectively, of non-cash stock based compensation expense. The increase in non-cash stock compensation included in research and development expense was due to the adoption of SFAS No. 123R effective January 1, 2006, as described under “Critical Accounting Estimates.” The CombiMatrix group’s research and development costs increased in 2005, as compared to 2004 primarily due to the launch of the CustomArray platform and continued launch of related array products, including the CombiMatrix group’s DNA array synthesizer instrument launched in August 2005. Research and development activities at the CombiMatrix group’s wholly owned subsidiary, CMDX, which was formed in April of 2005, also contributed to the overall increase in research and development expenses for 2005.

Future research and development expenses were and will continue to be incurred in connection with the CombiMatrix group’s efforts in the area of genomics, diagnostics, and drug discovery and development. The CombiMatrix group expects its research and development expenses to continue to be volatile and such expenses could increase in future periods as additional contract and/or internal research and development projects are undertaken and/or as new collaborations are executed with strategic partners.

	2006	2005	2004

Marketing, general and administrative expenses	$26,963	$17,926	$14,951
Legal expenses - patents	4,780	2,468	3,133
Inventor royalties and contingent legal fees expense - patents	17,159	11,106	-
Inventor royalties - V-chip	-	225	-

Marketing, General and Administrative Expenses.

Acacia Technologies Group. The increase in 2006, as compared to 2005 primarily reflects Acacia Research Corporation’s adoption of SFAS No. 123R, effective January 1, 2006, which requires public companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements, as described under “Critical Accounting Estimates.” Non-cash stock compensation charges included in marketing, general and administrative expense in 2006 totaled $3,946,000, as compared to $356,000 in 2005, prior to the adoption of FAS 123R.

Excluding the impact of the adoption of SFAS No. 123(R), the increase in marketing, general and administrative expenses in 2006, as compared to 2005 was due primarily to the addition of licensing, business development and engineering personnel for the Acacia Technologies group, an increase in the Acacia Technologies group’s patent-related research and consulting expenses for new and ongoing licensing and enforcement programs, an increase in accounting and legal fees related to the CombiMatrix Split-off Transaction and an increase in corporate, general and administrative costs related to the continued growth and expansion of Acacia Technologies group’s ongoing operations.

The change in marketing, general and administrative expenses in 2005, as compared to 2004, was due to an increase in personnel costs primarily related to the addition of patent licensing and business development personnel for the Acacia Technologies group, an increase in the Acacia Technologies group’s consulting expenses related to a consulting agreement executed with the former CEO of Global Patent Holdings, LLC in connection with the GPH Acquisition and an increase in the Acacia Technologies group’s patent-related research and consulting expenses for new and ongoing licensing and enforcement programs and other general and administrative expenses, including increases related to certain of the companies acquired in the GPH Acquisition. These increases were partially offset by a reduction in the Acacia Technologies group’s Sarbanes-Oxley compliance costs.

A summary of the main drivers of the change in marketing, general and administrative expenses, excluding the impact of non-cash stock compensation, for the periods presented is as follows (in thousands):

	2006 vs. 2005	2005 vs. 2004

Acacia Technologies group:
Increase in personnel expenses	$1,247	$1,202
Increase in GPH Acquisition related consulting expenses	96	1,009
Increase (decrease) in accounting and other professional fees	323	(53)
Increase in patent development / commercialization and other
and other marketing, general and administrative costs	701	256
Increase in CombiMatrix Split-off transaction costs	200	-
Increase in GPH Acquisition related patent development/commercialization
and other general and administrative expenses	-	280

CombiMatrix Group. The increase in 2006, as compared to 2005 primarily reflects Acacia Research Corporation’s adoption of SFAS No. 123R, effective January 1, 2006, as described under “Critical Accounting Estimates.” Marketing, general and administrative expenses include non-cash stock compensation of $1.3 million, ($159,000) and $663,000 in 2006, 2005 and 2004, respectively. Excluding the impact of the adoption of SFAS No. 123(R), the increase was primarily due to the impact of a full year of general and administrative expenses incurred by CMDX in 2006, which commenced operations in the second quarter of 2005, as well as increased legal and accounting expenses primarily related to the planned CombiMatrix Split-off Transaction. These increases were partially offset by a decrease in marketing, sales and other expenses.

The change in 2005, as compared to 2004, reflects an increase in marketing and sales costs related to the CombiMatrix group’s CustomArray™ platform, which were driven primarily by increases in the CombiMatrix group’s sales force and expanded marketing and advertising efforts and an increase in marketing, general and administrative expenses in connection with the creation of CombiMatrix Molecular Diagnostics in April 2005. These increases were partially offset by a reduction in the CombiMatrix group’s Sarbanes-Oxley compliance costs in 2005.

A summary of the main drivers of the change in marketing, general and administrative expenses, excluding the impact of non-cash stock compensation, for the periods presented is as follows (in thousands):

	2006 vs. 2005	2005 vs. 2004

CombiMatrix group:
(Decrease) increase in marketing and sales expenses	$(924)	$478
Increase in general and administrative expenses related to CMDX	1,683	598
Increase (decrease) in legal, accounting and other professional fees	1,169	(250)
Decrease in general and administrative expenses	(467)	-

Legal Expense - Patents (Acacia Technologies group only). Patent-related legal expenses include patent-related prosecution and enforcement costs, incurred by outside patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis. Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. Patent-related legal expenses include case related costs billed by outside counsel for economic analyses and damages assessments, expert witnesses and other consultants, case related audio/video presentations for the court, and other litigation support and administrative costs.

The increase in patent related legal expenses in 2006, as compared to 2005 is primarily due to a net increase in the number of ongoing patent enforcement litigations in 2006 compared to 2005 and an increase in the number of portfolios where we have engaged outside law firms on an hourly or discounted hourly basis. The increase also reflects significant third party consulting and expert expenses, including costs incurred related to expert witnesses and the preparation of damages reports, incurred in connection with certain of our patent portfolios that are further along in litigation. Refer to Item 1. “Business - Acacia Technologies Group” for a summary of ongoing Acacia Technologies group patent enforcement litigation.

We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with the Acacia Technologies group’s current and future patent commercialization and enforcement programs.

As described earlier, patent related legal expenses in 2004 included $668,000 in previously deferred V-chip related legal expenses. Excluding the V-chip related costs recognized, the change in 2005, as compared to 2004 was primarily due to corresponding fluctuations in DMT® patent portfolio related claims prosecution, litigation and enforcement activity in the respective periods. DMT® related legal fees paid to outside attorneys are incurred based on actual time and out-of-pocket expenses incurred by external counsel and fluctuate from period to period based on patent enforcement and prosecution activity in each period. In addition, patent related legal expenses for 2005 included $654,000 in patent related prosecution and enforcement costs incurred by certain of the companies acquired in the GPH Acquisition.

Inventor Royalties and Contingent Legal Fees Expense  (Acacia Technologies group only). The Acacia Technologies group incurred inventor royalties expense totaling $9.6 million and $5.5 million in 2006 and 2005, respectively, and contingent legal fees expense totaling $7.5 million and $5.6 million in 2006 and 2005, respectively. Inventor royalties expenses and contingent legal fees expenses were incurred in connection with the recognition of the related license fee revenues summarized above. The majority of the Acacia Technologies group’s patent portfolios are subject to patent and patent rights agreements with inventors containing provisions granting to the original patent owner the right to receive inventor royalties based on future net revenues, as defined in the respective agreements and may also be subject to contingent legal fee arrangements with external law firms engaged on a contingent fee basis. The economic terms of the inventor and contingent arrangements, if any, vary across the Acacia Technologies group’s patent portfolios. As such, inventor royalties and contingent legal fees expenses fluctuate period to period based on the amount of revenues recognized each period and the mix of specific patent portfolios generating revenues each period.

Inventor royalties and contingent legal fees expense increased primarily as a result of the increase in license fee revenues recognized in 2006, as compared to 2005. However, certain of the patent portfolios generating significant revenues in 2006 were not subject to contingent fee arrangements with law firms, as described earlier. As such, the percentage increase in contingent legal fees in 2006, as compared to 2005, was less than the percentage increase in revenues for the same periods.

Inventor Royalties V-chip. Results in 2005 included $225,000 of V-chip related inventor royalties expense recognized as a result of the conclusion of all V-chip related litigation activities in October of 2005. As a result of the conclusion of all V-chip related activities, no additional V-chip related inventor royalties expense will be incurred in future periods.

	2006	2005	2004

Goodwill impairment charge	$-	$565	$1,656
Write-off of patent-related intangible asset	297	-	-
Amortization of patents and royalties	6,795	6,234	1,735
Legal settlement charges (gains)	-	(406)	812
Loss from equity investment	1,036	352	17

Amortization of Patent and Royalties. The increase in 2006, as compared to 2005 was due to twelve full months of patent amortization expense resulting from the January 28, 2005 GPH Acquisition in 2006, as compared to 11 months of amortization in 2005. Patent amortization expense related to the GPH Acquisition was $4.7 million and $4.4 million in 2006 and 2005, respectively. In addition, patent amortization expense in 2006 and 2005 includes $207,000 and $65,000 in additional patent amortization charges related to certain of the patent portfolios acquired by the Acacia Technologies group subsequent to the GPH Acquisition. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize its acquired patent related costs over a weighted-average remaining economic useful life of approximately 4 years.

The increase in 2005, as compared to 2004 was due primarily to the amortization of patent related intangibles acquired in connection with the GPH Acquisition. Approximately $25.1 million of the purchase consideration paid in the GPH Acquisition was allocated to amortizable patents and related patent rights acquired, and are being amortized over an original weighted-average economic useful life of approximately 6 years. Amortization expense related to the patents and patent rights acquired in the GPH Acquisition was $4.4 million in 2005.

Amortization of patents and royalties includes royalty expense of $348,000, $217,000 and $138,000, in 2006, 2005 and 2004, respectively, related to the CombiMatrix group’s September 2002 settlement agreement with Nanogen, Inc., and are equal to 12.5% of payments made to the CombiMatrix group from sales of certain products developed based on the patents that had been in dispute in the litigation with Nanogen, Inc. prior to settlement. The increase in royalties expense for the years presented is due to the corresponding increase in CombiMatrix group product revenue payments received for the period.

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

Legal Settlement Charges(Gains). Legal settlement charges (gains) related to AR-CombiMatrix stock issuable and/or potentially issuable in connection with certain anti-dilution provisions of the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc. The related liability reflected management’s estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock to be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date, pursuant to the anti-dilution terms of the agreement. The liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and reflected as long-term until settled in equity. All anti-dilution provisions of the settlement agreement expired as of September 30, 2005, resulting in no further liability subsequent to September 30, 2005, or in any future periods, and a net gain in the statement of operations and comprehensive loss of $406,000 in 2005.

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

Loss from Equity Investment. The CombiMatrix group owned 33% and 19% as of December 31, 2006 and 2005, respectively, of Leuchemix Inc.(“Leuchemix”), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. The CombiMatrix group’s equity in the losses of Leuchemix increased due to the CombiMatrix group’s increased ownership in Leuchemix as well as an increase in expenses incurred by Leuchemix. The CombiMatrix group was under a contractual commitment to increase its ownership interest to 33% in 2006. As of October 2006, the CombiMatrix group satisfied its contractual commitment to increase its ownership interest in Leuchemix pursuant to the terms of the underlying agreement.

Other

Warrant Charges (Gains). In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS No. 150”), and related interpretations, certain AR-CombiMatrix stock purchase warrants outstanding at December 31, 2006, which were issued in connection with equity financings in December 2006, September 2005 and May 2003, have been classified as a long-term liability due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. The warrant liability is marked to market at each balance sheet date. Changes in the fair value of the stock purchase warrant liability are reflected in the consolidated statement of operations and comprehensive loss. Warrant gains totaled $1.8 million and $812,000 in 2006 and 2005, respectively. The increase in warrant gains reflects the decrease in the AR-CBMX stock price during the periods presented, and a $825,000 gain related to the mark to market of the warrants issued in connection with the CombiMatrix group’s December 2006 equity financing, as described below. Refer to Note 10 to the Acacia Research Corporation consolidated financial statements elsewhere herein.

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

Liquidity and Capital Resources

Acacia Research Corporation’s consolidated cash and cash equivalents and short-term investments totaled $59.3 million at December 31, 2006, compared to $59.2 million at December 31, 2005. Working capital at December 31, 2006 was $54.6 million, compared to $58.1 million at December 31, 2005.

The net change in cash and cash equivalents and short term investments for 2006, 2005 and 2004 was comprised of the following (in thousands):

	Year Ended December 31, 2006			Year Ended December 31, 2005			Year Ended December 31, 2004
	Acacia			Acacia			Acacia
	Technologies	CombiMatrix		Technologies	CombiMatrix		Technologies	CombiMatrix
	Group	Group	Consolidated	Group	Group	Consolidated	Group	Group	Consolidated
Net cash provided by (used in) continuing operations:
Operating activities	$6,095	$(15,145)	$(9,050)	$(2,477)	$(13,696)	$(16,173)	$(3,232)	$(11,584)	$(14,816)
Investing activities	10,513	4,981	15,494	(13,094)	3,390	(9,704)	(321)	(8,448)	(8,769)
Financing activities	1,198	12,327	13,525	19,657	12,914	32,571	(305)	19,227	18,922
Effect of exchange rate on cash	-	-	-	-	73	73	-	(17)	(17)
Net cash used in discontinued operations	(89)	-	(89)	(513)	-	(513)	(925)	-	(925)
Increase (decrease) in cash and cash equivalents	$17,717	$2,163	$19,880	$3,573	$2,681	$6,254	$(4,783)	$(822)	$(5,605)

Operating Activities. The change to net cash inflows from operations for the Acacia Technologies group in 2006, as compared to net cash outflows from operations in 2005, was primarily due to the increase in license fee payments received from licensees, which totaled $38.6 million in 2006, compared to $15.6 million in 2005, reflecting the increase in license fee revenues recognized in 2006, as compared to 2005, as discussed above. The increase in license fee revenues in 2006 was partially offset by increases in inventor royalties expenses, contingent legal fees expenses, patent-related legal expenses, personnel expenses, and other corporate, general and administrative expenses, as described above, and the impact of the timing of payments to inventors, attorneys and other vendors. Accounts receivable for the Acacia Technologies group decreased to $269,000 at December 31, 2006, compared to $4.4 million at December 31, 2005, due to the collection of license fees receivable at December 31, 2005, during the first quarter of 2006, in accordance with the terms of the related underlying license agreements.

The decrease in net cash outflows from operations for the Acacia Technologies group in 2005, as compared to 2004, was primarily due to the increase in license fee payments received from licensees, which totaled $15.6 million in 2005, compared to $3.1 million in 2004. The increase in license fee revenues recognized was partially offset by an increase in marketing, general and administrative expenses related to the continued expansion of the Acacia Technologies group’s business, including increased inventor royalties, contingent legal fees and consulting expenses related to the GPH Acquisition, as discussed above. The change also reflects the impact of the timing of receipt of license fee payments from licensees and the timing of payments to inventors, contingent law firms and vendors. Accounts receivable for the Acacia Technologies group increased to $4.4 million at December 31, 2005, compared to $193,000 at December 31, 2004, primarily due to the timing of the execution of certain paid-up license agreements with payment terms. The majority of accounts receivable balances at December 31, 2005 were received from the respective licensees in the first quarter of 2006, in accordance with the terms of the respective license agreements.

Cash receipts from customers for the CombiMatrix group for 2006, were $6.3 million, compared to $5.3 million in 2005. The increase was primarily due to increased sales and related cash receipts from CustomArray customers totaling $3.8 million in 2006, as compared to $1.7 million in 2005. This increase was partially offset by decreased cash collections from the CombiMatrix group’s government contract billings, which were $2.5 million in 2006, as compared to $3.6 million in 2005. Cash outflows from operations for the CombiMatrix group for 2006 increased due to an increase in cash operating expenses totaling $21.4 million, as compared to $18.9 million in 2005, due primarily to an increase in research and development, marketing, general and administrative expenses related to CMDX as described above, and the impact of the timing of vendor payments.

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

Investing Activities. The change in net cash flows used in investing activities for the periods presented reflects fluctuations in net purchases and sales of available-for-sale investments by the Acacia Technologies group and the CombiMatrix group in connection with ongoing short-term cash management activities. Short term investments represent capital available to fund current operations and fund capital expenditures. Net cash outflows from investing activities for 2005 also included the impact of cash consideration and related acquisition and registration costs, totaling $5.8 million, paid by the Acacia Technologies group in connection with the GPH Acquisition in the first quarter of 2005. In addition, the Acacia Technologies group incurred patent acquisition costs of $1.0 million and $445,000 in 2006 and 2005, respectively, related to the acquisition of additional patent portfolios, as described earlier.

The CombiMatrix group’s cash outflows from investing activities included additional contractual investments in Leuchemix totaling $2.2 million, $1.6 million and $250,000 in 2006, 2005 and 2004, respectively. Fixed asset purchases, primarily related to the CombiMatrix group, totaled $715,000, $1.4 million, and $891,000 in 2006, 2005 and 2004, respectively. In addition, in April 2006, the Acacia Technologies group made a final distribution to Soundbreak.com’s (ceased operations in 2001) minority shareholders totaling $353,000.

Financing Activities. The net cash flows provided by financing activities for the periods presented were comprised of the following (in thousands):
	2006		2005		2004
AR-ACTG stock:
Equity financing, net of issuance costs	$-		$19,532	(4)	$-
Proceeds from option exercises	1,475		304		90

AR-CBMX stock:
Equity financings, net of issuance costs	12,050	(1)	12,724	(2)	13,715	(3)
Proceeds from option / warrant exercises	-		11		5,117
	$13,525		$32,571		$18,922

(1)
In June 2006, Acacia Research Corporation entered into a Standby Equity Distribution Agreement (the “SEDA”) with Cornell Capital Partners, LP (“Cornell”), providing up to $50 million of equity financing from Cornell through the sale of up to 13,024,924 shares of AR-CombiMatrix common stock through June 2008. Proceeds from AR-CBMX equity financings in 2006 includes $3,070,000 in net proceeds from the sale of 3,211,345 shares of AR-CombiMatrix stock under the SEDA, which was cancelled in December 2006. Proceeds from equity financings in 2006 also includes the December 2006, registered direct offering with Oppenheimer & Co., Inc. (“Oppenheimer”), as the placement agent, raising net proceeds of $9,266,000 through the issuance of 9,768,313 units. Each unit consisted of one share of AR-CombiMatrix common stock and 1.2 five-year common stock warrants. Refer to Note 9 to the consolidated financial statements included in this report.

(2)
Includes July 2005 Equity Financing - 1,400,444 shares of AR-CombiMatrix stock at $2.25 per share and September 2005 Equity Financing - 6,385,907 shares of AR- CombiMatrix stock and 1,596,478 warrants at $1.65 per unit.

(3)	April 2004 Equity Financing - 3,000,000 shares of AR-CombiMatrix stock at $5.00 per share.
(4)	February 2005 Equity Financing - 3,500,000 shares of AR-Acacia Technologies stock at $5.60 per share.

The cash and cash equivalent balances, anticipated cash flow from operations, and other external sources of available credit of the Acacia Technologies group and the CombiMatrix group are discussed separately below. The cash and cash equivalent balances, anticipated cash flow from operations, and other external sources of available credit of one group are not generally available to the other group.  Please carefully review the discussion of the sufficiency of these resources under the heading “Liquidity and Capital Resources” within the discussion of each operating group below.

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

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. Other than as set forth below, we have no significant commitments for capital expenditures in 2006. Other than as set forth below, we have no committed lines of credit or other committed funding or long-term debt. The following table lists Acacia Research Corporation’s material known future cash commitments as of December 31, 2006, and any material known commitments arising from events subsequent to year end:

	Payments Due by Period (In thousands)
Contractual Obligations	2007	2008	2009	2010	2011	2012 and Thereafter
Operating leases(2)	$1,205	$1,084	$1,121	$1,086	$783	$131
Minimum license payments - CombiMatrix group	500	-	-	-	-	-
Minimum royalty payments - CombiMatrix group (1)	100	100	100	100	100	675
Consulting contract - Acacia Technologies group	99	-	-	-	-	-
Total contractual cash obligations	$1,904	$1,184	$1,221	$1,186	$883	$806
__________________________________
(1)
Refer to Note 14 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.

(2)
On February 1, 2007, the CombiMatrix group executed an amendment to their operating lease for office and laboratory space, the impact of which is included above. Refer to Note 14 to the consolidated financial statements included elsewhere herein.

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

Acacia Technologies Group
(A Division of Acacia Research Corporation)
Results of Operations

Division Net Loss (In thousands)
	2006	2005	2004

Division net loss	$(5,496)	$(6,275)	$(5,543)

The changes in net loss were primarily due to operating results and activities, as discussed below.

Revenues (In thousands)
	2006	2005	2004

License fees	$34,825	$19,574	$4,284

License Fees.  Revenues for 2006 included license fees from 126 new licensing agreements covering 14 of our technology licensing and enforcement programs, as compared to 83 new licensing agreements covering 12 of our technology licensing and enforcement programs in 2005. The increase in license fee revenues in 2006 and 2005, as compared to 2004, reflects the impact of the increase in patent portfolios controlled by the Acacia Technologies group since 2004, including the impact of the GPH Acquisition, and the related increase in the number of patent licensing and enforcement programs developed, launched and generating revenues since 2004. License fee revenues recognized by the Acacia Technologies group fluctuate from period to period primarily based on the following factors:

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

Revenues in 2004 were comprised of $2.8 million in DMT patent portfolio revenues and $1.5 million in previously deferred V-chip license fees (originally received and deferred in 2001) recognized as a result of the conclusion of V-chip patent litigation and related licensing program in August 2004.

Costs incurred in connection with the Acacia Technologies group’s ongoing licensing activities, other than inventor royalties expense, contingent legal fees expense and patent-related legal expenses, are included in marketing, general and administrative expenses.

Operating Expenses (In thousands)

	2006	2005	2004

Marketing, general and administrative expenses	$14,256	$8,099	$5,049
Legal expenses - patents	4,780	2,468	3,133
Inventor royalties and contingent legal fees expense - patents	17,159	11,106	-
Inventor royalties - V-chip	-	225	-
Goodwill and other impairment charges	-	-	1,656
Write-off of patent-related intangible asset	297	-	-
Amortization of patents	5,313	4,922	501

Marketing, General and Administrative Expenses. The increase in 2006, as compared to 2005 primarily reflects Acacia Research Corporation’s adoption of SFAS No. 123R, effective January 1, 2006, which requires public companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements, as described under “Critical Accounting Estimates.” Non-cash stock compensation charges included in marketing, general and administrative expense in 2006 totaled $3,946,000, as compared to $356,000 in 2005, prior to adoption of FAS 123R.

Excluding the impact of the adoption of SFAS No. 123(R), the increase in marketing, general and administrative expenses in 2006, as compared to 2005 was due primarily to the addition of licensing, business development and engineering personnel for the Acacia Technologies group, an increase in the Acacia Technologies group’s patent-related research and consulting expenses for new and ongoing licensing and enforcement programs, an increase in accounting and legal fees related to the CombiMatrix Split-off Transaction and an increase in corporate, general and administrative costs related to the continued growth and expansion of Acacia Technologies group’s ongoing operations.

The change in marketing, general and administrative expenses in 2005, as compared to 2004, was due to an increase in personnel costs primarily related to the addition of patent licensing and business development personnel for the Acacia Technologies group, an increase in the Acacia Technologies group’s consulting expenses related to a consulting agreement executed with the former CEO of Global Patent Holdings, LLC in connection with the GPH Acquisition and an increase in the Acacia Technologies group’s patent-related research and consulting expenses for new and ongoing licensing and enforcement programs and other general and administrative expenses, including increases related to certain of the companies acquired in the GPH Acquisition. These increases were partially offset by a reduction in the Acacia Technologies group’s Sarbanes-Oxley compliance costs.

A summary of the main drivers of the change in marketing, general and administrative expenses, excluding the impact of non-cash stock compensation, for the periods presented is as follows (in thousands):

	2006 vs. 2005	2005 vs. 2004

Acacia Technologies group:
Increase in personnel expenses	$1,247	$1,202
Increase in GPH Acquisition related consulting expenses	96	1,009
Increase (decrease) in accounting and other professional fees	323	(53)
Increase in patent development / commercialization and other
and other marketing, general and administrative costs	701	256
Increase in CombiMatrix Split-off transaction costs	200	-
Increase in GPH Acquisition related patent development/commercialization
and other general and administrative expenses	-	280

Legal Expense - Patents. Patent-related legal expenses include patent-related prosecution and enforcement costs, incurred by outside patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis. Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. Patent-related legal expenses include case related costs billed by outside counsel for economic analyses and damages assessments, expert witnesses and other consultants, case related audio/video presentations for the court, and other litigation support and administrative costs.

The increase in patent related legal expenses in 2006, as compared to 2005 is primarily due to a net increase in the number of ongoing patent enforcement litigations in 2006 compared to 2005 and an increase in the number of portfolios where we have engaged outside law firms on an hourly or discounted hourly basis. The increase also reflects significant third party consulting and expert expenses, including costs incurred related to expert witnesses and the preparation of damages reports, incurred in connection with certain of our patent portfolios that are further along in litigation. Refer to Item 1. “Business - Acacia Technologies Group” for a summary of ongoing Acacia Technologies group patent enforcement litigation.

We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with the Acacia Technologies group’s current and future patent commercialization and enforcement programs.

As described earlier, patent related legal expenses in 2004 included $668,000 in previously deferred V-chip related legal expenses. Excluding the V-chip related costs recognized, the change in 2005, as compared to 2004 was primarily due to corresponding fluctuations in DMT® patent portfolio related claims prosecution, litigation and enforcement activity in the respective periods. DMT® related legal fees paid to outside attorneys are incurred based on actual time and out-of-pocket expenses incurred by external counsel and fluctuate from period to period based on patent enforcement and prosecution activity in each period. In addition, patent related legal expenses for 2005 included $654,000 in patent related prosecution and enforcement costs incurred by certain of the companies acquired in the GPH Acquisition.

Inventor Royalties and Contingent Legal Fees Expense. The Acacia Technologies group incurred inventor royalties expense totaling $9.6 million and $5.5 million in 2006 and 2005, respectively, and contingent legal fees expense totaling $7.5 million and $5.6 million in 2006 and 2005, respectively. Inventor royalties expenses and contingent legal fees expenses were incurred in connection with the recognition of the related license fee revenues summarized above. The majority of the Acacia Technologies group’s patent portfolios are subject to patent and patent rights agreements with inventors containing provisions granting to the original patent owner the right to receive inventor royalties based on future net revenues, as defined in the respective agreements and may also be subject to contingent legal fee arrangements with external law firms engaged on a contingent fee basis. The economic terms of the inventor and contingent arrangements, if any, vary across the Acacia Technologies group’s patent portfolios. As such, inventor royalties and contingent legal fees expenses fluctuate period to period based on the amount of revenues recognized each period and the mix of specific patent portfolios generating revenues each period.

Inventor royalties and contingent legal fees expense increased primarily as a result of the increase in license fee revenues recognized in 2006, as compared to 2005. However, certain of the patent portfolios generating significant revenues in 2006 were not subject to contingent fee arrangements with law firms, as described earlier. As such, the percentage increase in contingent legal fees in 2006, as compared to 2005, was less than the percentage increase in revenues for the same periods.

Inventor Royalties V-chip. Results in 2005 included $225,000 of V-chip related inventor royalties expense recognized as a result of the conclusion of all V-chip related litigation activities in October of 2005. As a result of the conclusion of all V-chip related activities, no additional V-chip related inventor royalties expense will be incurred in future periods.

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

Amortization of Patent. The increase in 2006, as compared to 2005 was due to twelve full months of patent amortization expense resulting from the January 28, 2005 GPH Acquisition in 2006, as compared to 11 months of amortization in 2005. Patent amortization expense related to the GPH Acquisition was $4.7 million and $4.4 million in 2006 and 2005, respectively. In addition, patent amortization expense in 2006 and 2005 includes $207,000 and $65,000 in additional patent amortization charges related to certain of the patent portfolios acquired by the Acacia Technologies group subsequent to the GPH Acquisition. Patent amortization charges will continue to be significant in future periods as the Acacia Technologies group continues to amortize its acquired patent related costs over a weighted-average remaining economic useful life of approximately 4 years.

The increase in 2005, as compared to 2004 was due primarily to the amortization of patent related intangibles acquired in connection with the GPH Acquisition. Approximately $25.1 million of the purchase consideration paid in the GPH Acquisition was allocated to amortizable patents and related patent rights acquired, and are being amortized over an original weighted-average economic useful life of approximately 6 years. Amortization expense related to the patents and patent rights acquired in the GPH Acquisition was $4.4 million in 2005.

Other

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

Liquidity and Capital Resources

The Acacia Technologies group’s cash and cash equivalents and short-term investments totaled $45.0 million at December 31, 2006, compared to $39.0 million at December 31, 2005. Working capital at December 31, 2006 was $42.6 million, compared to $38.9 million at December 31, 2005.

The net change in cash and cash equivalents for 2006, 2005 and 2004 was comprised of the following (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Net cash provided by (used in) continuing operations:
Operating activities	$6,095	$(2,477)	$(3,232)
Investing activities	10,513	(13,094)	(321)
Financing activities	1,198	19,657	(305)
Net cash used in discontinued operations	(89)	(513)	(925)
Increase (decrease) in cash and cash equivalents	$17,717	$3,573	$(4,783)

Operating Activities. The change to net cash inflows from operations for the Acacia Technologies group in 2006, as compared to net cash outflows from operations in 2005, was primarily due to the increase in license fee payments received from licensees, which totaled $38.6 million in 2006, compared to $15.6 million in 2005, reflecting the increase in license fee revenues recognized in 2006, as compared to 2005, as discussed above. The increase in license fee revenues in 2006 was partially offset by increases in inventor royalties expenses, contingent legal fees expenses, patent-related legal expenses, personnel expenses, and other corporate, general and administrative expenses, as described above, and the impact of the timing of payments to inventors, attorneys and other vendors. Accounts receivable for the Acacia Technologies group decreased to $269,000 at December 31, 2006, compared to $4.4 million at December 31, 2005, due to the collection of license fees receivable at December 31, 2005, during the first quarter of 2006, in accordance with the terms of the related underlying license agreements.

The decrease in net cash outflows from operations for the Acacia Technologies group in 2005, as compared to 2004, was primarily due to the increase in license fee payments received from licensees, which totaled $15.6 million in 2005, compared to $3.1 million in 2004. The increase was partially offset by an increase in marketing, general and administrative expenses related to the continued expansion of the Acacia Technologies group’s business, including increased inventor royalties, contingent legal fees and consulting expenses related to the GPH Acquisition, as discussed above. The change also reflects the impact of the timing of receipt of license fee payments from licensees and the timing of payments to inventors, contingent law firms and vendors. Accounts receivable for the Acacia Technologies group increased to $4.4 million at December 31, 2005, compared to $193,000 at December 31, 2004, primarily due to the timing of the execution of certain paid-up license agreements with payment terms. The majority of accounts receivable balances at December 31, 2005 were received from the respective licensees in the first quarter of 2006, in accordance with the terms of the respective license agreements.

Investing Activities. The change in net cash flows used in investing activities for the periods presented reflects fluctuations in net purchases and sales of available-for-sale investments in connection with ongoing short-term cash management activities. Short term investments represent capital available to fund current operations and fund capital expenditures. Net cash outflows from investing activities for 2005 also included the impact of cash consideration and related acquisition and registration costs, totaling $5.8 million, paid by the Acacia Technologies group in connection with the GPH Acquisition in the first quarter of 2005. In addition, the Acacia Technologies group incurred patent acquisition costs of $1.0 million and $445,000 in 2006 and 2005, respectively, related to the acquisition of additional patent portfolios, as described earlier.

Financing Activities. Net cash inflows attributed to the Acacia Technologies group from financing activities in 2005 were primarily comprised of net proceeds of approximately $19.5 million, related to the sale of 3.5 million shares of AR-Acacia Technologies stock in February 2005. Net cash inflows attributed to the Acacia Technologies group in 2006, 2005 and 2004 also included AR-Acacia Technologies stock option exercise proceeds of $1.5 million, $304,000 and $90,000, respectively. Corporate costs allocated by Acacia Research Corporation to the CombiMatrix group in 2006, 2005 and 2004 totaled $277,000, $179,000 and $396,000, respectively.

Management believes that the Acacia Technologies group’s cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet its cash requirements through at least March 2008 and for the foreseeable future. The Acacia Technologies group may however encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in the Acacia Technologies group Risk Factors elsewhere herein. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If the Acacia Technologies group fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer. Refer to the “Liquidity and Risks” discussion included in Note 1 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for additional information.

Off-Balance Sheet Arrangements

The Acacia Technologies group has not entered into off-balance sheet financing arrangements, other than operating leases. The Acacia Technologies group has no significant commitments for capital expenditures in 2006. Other than as set forth below, the Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. The following table lists the Acacia Technologies group’s material known future cash commitments as of December 31, 2006, and material known commitments arising from events subsequent to year end:

	Payments Due by Period (In thousands)
Contractual Obligations	2007	2008	2009	2010	2011	2012 and Thereafter
Operating leases(1)	$617	$696	$724	$753	$783	$131
Consulting contract	99	-	-	-	-	-
Total contractual cash obligations	$716	$696	$724	$753	$783	$131

________________
(1)	Excludes any allocated rent expense in connection with Acacia Research Corporation’s management allocation policies.

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

CombiMatrix Group
(A Division of Acacia Research Corporation)
Results of Operations

Division Net Income (Loss) (In thousands)
	2006	2005	2004

Division net income (loss)	$(19,960)	$(12,401)	$710

The changes in net income (loss) were primarily due to operating results and activities, as discussed below.

Revenues and Cost of Revenues (In thousands)
	2006	2005	2004

Collaboration agreements	$-	$2,266	$17,302
Government contracts	2,074	3,849	1,993
Cost of government contract revenues	(1,959)	(3,683)	(1,874)
Products	3,278	1,765	230
Cost of product sales	(1,258)	(820)	(173)
Service contracts	388	153	116

Collaboration Agreements. During the fourth quarter of 2005, the CombiMatrix group completed all obligations under its collaboration and supply agreement with Toppan. As a result of completing its obligations under this agreement, and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized $2.3 million of previously deferred collaboration agreement revenues during the fourth quarter of 2005. Research and development activities and expenses related to the Toppan agreement were incurred during the two-year term of the agreement, which was originally executed in May 2003.

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

Government Contracts and Cost of Government Contract Revenues. Under the terms of its contracts with the Department of Defense, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group’s commitments under its DoD contracts.

Revenues and associated costs decreased during 2006, as compared to 2005 due to a higher level of contract related activity leading to the completion in December 2005, of the CombiMatrix group’s commitments under its previous two-year, $5.9 million research and development contract with the DoD to further the development of the CombiMatrix group’s array technology for the electrochemical detection of biological threat agents. In February 2006, the CombiMatrix group executed a new one-year, $2.1 million contract with the DoD to further the development of its electrochemical detection system. In August 2006, the CombiMatrix group executed a new two-year, $1.9 million contract with the DoD to integrate its electrochemical detection technology with its microfluidics “lab on a chip” technology for national defense and homeland security applications. Overall, the activity on these new DoD contracts was lower in 2006 than activity under the CombiMatrix group’s previous $5.9 million contract in 2005, resulting in the overall decrease in government contract revenues and cost of revenues in 2006, as compared to 2005. These revenues and costs increased during 2005, as compared to 2004 due to increased activity on the two-year, $5.9 million contract and due to the fact that only nine months of activity were incurred in 2004, versus a full year of activity in 2005. The $5.9 million contract was completed in 2005 and there are no additional revenues or costs expected to be recognized from this contract in future periods.

Product Revenues and Cost of Product Sales. Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group’s array products. Product revenues in 2006 include the sale of DNA synthesizer instruments and CustomArray 12K DNA expression arrays and related hardware, as compared to lower instrument and 12K DNA expression array sales in 2005. The overall increase in product revenues in 2006 was due primarily to the increased product offerings currently available to the CombiMatrix group’s customers, which includes 12K and 4X2K arrays, DNA synthesizer and electrochemical detection reader instruments and related hardware, as compared to only the 902 and 12K expression arrays and DNA synthesizer instruments in 2005. Product revenues and costs of product sales during 2004 and 2005 relate to domestic and international sales of the CombiMatrix group’s array products, including its CustomArray 902 DNA array platform launched in March 2004, CustomArray 12K DNA expression array launched in July 2004 and its commercial DNA array synthesizer instrument launched in August 2005. The CombiMatrix group’s product revenues increased in 2005, as compared to 2004 due primarily to a full year of array sales recognized in 2005, as compared to only a partial year’s recognition in 2004, as well as the launch of the CombiMatrix group’s DNA array synthesizer instrument in 2005.

Service Contracts. Prior to 2005, all service contract revenues were recognized by CombiMatrix K.K. from existing array customers in Japan. As of December 31, 2004, the terms of these contracts had expired. Costs incurred in connection with these services were not material. In 2006 and 2005, service contract revenues include maintenance and service contract fees relating to DNA array synthesizers sold during those periods, and have increased in 2006 due to the sale of additional array synthesizers. Such service contracts are typically for twelve months, and the consideration received is recognized ratably over the service period.

Operating Expenses (In thousands)
	2006	2005	2004

Research and development expenses	$9,485	$5,783	$5,385

Research and Development Expenses. In 2006, the CombiMatrix group continued internal research and development efforts to improve and expand its technology and product offerings. The increase in internal research and development expenses in 2006, as compared to 2005 was due primarily to costs incurred in connection with the development of higher density array products, as well as an increase in expenses incurred by the CombiMatrix group’s subsidiary, CMDX, which was formed and began research and development activities in the area of diagnostic applications during the second quarter of 2005. In addition, research and development expenses include $1.1 million, $0 and $91,000 in 2006, 2005 and 2004, respectively, of non-cash stock based compensation expense. The increase in non-cash stock compensation included in research and development expense was due to the adoption of SFAS No. 123R effective January 1, 2006, as described under “Critical Accounting Estimates.” The CombiMatrix group’s research and development costs increased in 2005, as compared to 2004 primarily due to the launch of the CustomArray platform and continued launch of related array products, including the CombiMatrix group’s DNA array synthesizer instrument launched in August 2005. Research and development activities at the CombiMatrix group’s wholly owned subsidiary, CMDX, which was formed in April of 2005, also contributed to the overall increase in research and development expenses for 2005.

Future research and development expenses were and will continue to be incurred in connection with the CombiMatrix group’s efforts in the area of genomics, diagnostics, and drug discovery and development. The CombiMatrix group expects its research and development expenses to continue to be volatile and such expenses could increase in future periods as additional contract and/or internal research and development projects are undertaken and/or as new collaborations are executed with strategic partners.

	2006	2005	2004

Marketing, general and administrative expenses	$12,707	$9,827	$9,902
Goodwill impairment charge	-	565	-
Amortization of patents and royalties	1,482	1,312	1,234
Legal settlement charges (gains)	-	(406)	812
Loss from equity investment	1,036	352	17

Marketing, General and Administrative Expenses. The increase in 2006, as compared to 2005 primarily reflects Acacia Research Corporation’s adoption of SFAS No. 123R, effective January 1, 2006, as described under “Critical Accounting Estimates.” Marketing, general and administrative expenses include non-cash stock compensation of $1.3 million, ($159,000) and $663,000 in 2006, 2005 and 2004, respectively. Excluding the impact of the adoption of SFAS No. 123(R), the increase was primarily due to the impact of a full year of general and administrative expenses incurred by CMDX in 2006, which commenced operations in the second quarter of 2005, as well as increased legal and accounting expenses primarily related to the planned CombiMatrix Split-off Transaction. These increases were partially offset by a decrease in marketing, sales and other expenses.

The change in 2005, as compared to 2004, reflects an increase in marketing and sales costs related to the CombiMatrix group’s CustomArray™ platform, which were driven primarily by increases in the CombiMatrix group’s sales force and expanded marketing and advertising efforts and an increase in marketing, general and administrative expenses in connection with the creation of CombiMatrix Molecular Diagnostics in April 2005. These increases were partially offset by a reduction in the CombiMatrix group’s Sarbanes-Oxley compliance costs in 2005.

A summary of the main drivers of the change in marketing, general and administrative expenses, excluding the impact of non-cash stock compensation, for the periods presented is as follows (in thousands):

	2006 vs. 2005	2005 vs. 2004

CombiMatrix group:
(Decrease) increase in marketing and sales expenses	$(924)	$478
Increase in general and administrative expenses related to CMDX	1,683	598
Increase (decrease) in legal, accounting and other professional fees	1,169	(250)
Decrease in general and administrative expenses	(467)	-

Included in marketing, general and administrative expenses are allocated corporate charges of $551,000 in 2006, $498,000 in 2005 and $689,000 in 2004. Refer to “Critical Accounting Policies” for a description of the management allocation policies implemented.

Amortization of Patent and royalties. Amortization of patents and royalties includes royalty expense of $348,000, $217,000 and $138,000, in 2006, 2005 and 2004, respectively, related to the CombiMatrix group’s September 2002 settlement agreement with Nanogen, Inc., and are equal to 12.5% of payments made to the CombiMatrix group from sales of certain products developed based on the patents that had been in dispute in the litigation with Nanogen, Inc. prior to settlement. The increase in royalties expense for the years presented is due to the corresponding increase in CombiMatrix group product revenue payments received for the period.

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

Legal Settlement Charges(Gains). Legal settlement charges (gains) related to AR-CombiMatrix stock issuable and/or potentially issuable in connection with certain anti-dilution provisions of the September 2002 settlement agreement between CombiMatrix Corporation, Dr. Donald Montgomery, and Nanogen, Inc. The related liability reflected management’s estimate, as of each balance sheet date, of the fair value of AR-CombiMatrix stock to be issued to Nanogen, Inc. as a result of certain options and warrants exercised during the period, if any, and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date, pursuant to the anti-dilution terms of the agreement. The liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and reflected as long-term until settled in equity. All anti-dilution provisions of the settlement agreement expired as of September 30, 2005, resulting in no further liability subsequent to September 30, 2005, or in any future periods, and a net gain in the statement of operations and comprehensive loss of $406,000 in 2005.

Loss from Equity Investment. The CombiMatrix group owned 33% and 19% as of December 31, 2006 and 2005, respectively, of Leuchemix, a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. The CombiMatrix group’s equity in the losses of Leuchemix increased due to the CombiMatrix group’s increased ownership in Leuchemix as well as an increase in expenses incurred by Leuchemix. The CombiMatrix group was under a contractual commitment to increase its ownership interest to 33% in 2006. As of October 2006, the CombiMatrix group satisfied its contractual commitment to increase its ownership interest in Leuchemix pursuant to the terms of the underlying agreement.

Other

Warrant Charges (Gains). In accordance with SFAS No. 150, and related interpretations, certain AR-CombiMatrix stock purchase warrants outstanding at December 31, 2006, which were issued in connection with equity financings in December 2006, September 2005 and May 2003, have been classified as a long-term liability due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. The warrant liability is marked to market at each balance sheet date. Changes in the fair value of the stock purchase warrant liability are reflected in the consolidated statement of operations and comprehensive loss. Warrant gains totaled $1.8 million and $812,000 in 2006 and 2005, respectively. The increase in warrant gains reflects the decrease in the AR-CBMX stock price during the periods presented, and a $825,000 gain related to the mark to market of the warrants issued in connection with the CombiMatrix group’s December 2006 equity financing, as described below. Refer to Note 10 to the Acacia Research Corporation consolidated financial statements elsewhere herein.

Inflation

Inflation has not had a significant impact on the CombiMatrix group in the current or prior periods.

Liquidity and Capital Resources

At December 31, 2006, cash, cash equivalents and short-term investments totaled $14.3 million, compared to $20.2 million at December 31, 2005. Working capital was $12.0 million at December 31, 2006, compared to $19.2 million at December 31, 2005.

The change in cash and cash equivalents for the years ended December 31, 2006, 2005 and 2004 was comprised of the following (in thousands):

	For the Years Ended December 31,
	2006	2005	2004
Net cash provided by (used in):
Operating activities	$(15,145)	$(13,696)	$(11,584)
Investing activities	4,981	3,390	(8,448)
Financing activities	12,327	12,914	19,227
Effect of exchange rate on cash	-	73	(17)
Increase (decrease) in cash and cash equivalents	$2,163	$2,681	$(822)

Operating Activities. Cash receipts from customers for the CombiMatrix group for 2006, were $6.3 million, compared to $5.3 million in 2005. The increase was primarily due to increased sales and related cash receipts from CustomArray customers totaling $3.8 million in 2006, as compared to $1.7 million in 2005. This increase was partially offset by decreased cash collections from the CombiMatrix group’s government contract billings, which were $2.5 million in 2006, as compared to $3.6 million in 2005. Cash outflows from operations for the CombiMatrix group for 2006 increased due to an increase in cash operating expenses totaling $21.4 million, as compared to $18.9 million in 2005, due primarily to an increase in research and development, marketing, general and administrative expenses related to CMDX as described above, and the impact of the timing of vendor payments.

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

Investing Activities. The change in net cash flows used in investing activities for the periods presented reflects fluctuations in net purchases and sales of available-for-sale investments by the CombiMatrix group in connection with ongoing short-term cash management activities. Short term investments represent capital available to fund current operations and fund capital expenditures. Net cash outflows from investing activities included additional contractual investments in Leuchemix totaling $2.2 million, $1.6 million and $250,000 in 2006, 2005 and 2004, respectively. Fixed asset purchases, totaled $536,000, $1.3 million, and $810,000 in 2006, 2005 and 2004, respectively.

Financing Activities. In June 2006, Acacia Research Corporation entered into a Standby Equity Distribution Agreement (the “SEDA”) with Cornell Capital Partners, LP ("Cornell"), providing up to $50 million of equity financing from Cornell through the sale of up to 13,024,924 shares of AR-CombiMatrix common stock through June 2008. Cash inflows attributed to the CombiMatrix group from financing activities in 2006 includes equity financings raising net proceeds of $3,070,000 through the sale of 3,211,345 shares of AR-CombiMatrix stock under the SEDA, which was cancelled in December 2006. Equity financings in 2006 also included the December 2006, registered direct offering with Oppenheimer & Co., Inc. as the placement agent, raising net proceeds of $9,266,000 through the issuance of 9,768,313 units. Each unit consists of one share of AR-CombiMatrix common stock and 1.2 five-year common stock warrants. Refer to Note 9 to the consolidated financial statements included in this report for additional information.

The change in net cash inflows attributed to the CombiMatrix group from financing activities in 2005, compared to 2004, was due to the completion of equity financings which raised net proceeds of approximately $12.7 million through the sale of Acacia Research - CombiMatrix common stock during 2005, compared to equity financing net proceeds of $13.7 million during 2004.

Management believes that the CombiMatrix group’s cash and cash equivalent balances, anticipated cash flows from operations and external sources of funding from the capital markets will be sufficient to meet its cash requirements through December 31, 2007. In order for the CombiMatrix group to sustain operations beyond December 31, 2007, the CombiMatrix group will be required to obtain capital from external sources. However, there can be no assurances that the CombiMatrix group will be able to secure additional sources of financing at times and at terms acceptable to management. The issuance of additional equity securities will also cause dilution to the AR-CombiMatrix shareholders. If external financing sources of financing are not available or are inadequate to fund the CombiMatrix group’s operations, management will be required to reduce our operating costs including research projects and personnel, which could jeopardize its future strategic initiatives and business plans. For example, reductions in research and development activities and/or personnel at the CombiMatrix group’s Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of the CombiMatrix group’s CustomArray products and services. Also, reduction in operating costs at the CombiMatrix group’s diagnostics subsidiary in Irvine, California, (“CMDX”), should they occur, could jeopardize the CombiMatrix group’s ability to launch, market and sell additional products and services necessary to order grow and sustain its operations and eventually achieve profitability. As discussed in Note 1 to the consolidated financial statements included elsewhere herein, the anticipation that the CombiMatrix group will be required to obtain additional financing in the foreseeable future raises substantial doubt about the CombiMatrix group’s ability to sustain operations beyond December 31, 2007. In addition to seeking capital from outside sources, the CombiMatrix group’s plans in regard to these matters included reductions in personnel and in fixed overhead costs (i.e., the CombiMatrix group lease commitment reduction discussed elsewhere herein) made in late 2006 and early 2007. Also, the CombiMatrix group is focusing its sales and product development efforts on its core diagnostic array platform as well as its funded research and development projects for the DoD.

The CombiMatrix group may also encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in the CombiMatrix group Risk Factors included elsewhere herein. Any efforts to seek additional funding could be made through equity, debt or other external financing, and there can be no assurance that additional funding will be available on favorable terms, if at all.

The CombiMatrix group’s long-term capital requirements will be substantial and the adequacy of available funds will depend upon many factors, including:

• the costs of commercialization activities, including sales and marketing, manufacturing and capital equipment;
• our continued progress in research and development programs;
• the costs involved in filing, prosecuting, enforcing and defending any patents claims, should they arise;
• our ability to license technology;
• competing technological developments;
• the creation and formation of strategic partnerships;
• the costs associated with leasing and improving our headquarters in Mukilteo, Washington and in Irvine, California; and
• other factors that may not be within our control.

Off-Balance Sheet Arrangements

The CombiMatrix group has not entered into off-balance sheet financing arrangements, other than operating leases. Other than as set forth below, the CombiMatrix group has no significant commitments for capital expenditures in 2007. Other than as set forth below, the CombiMatrix group has no committed lines of credit or other committed funding or long-term debt. The following table lists the CombiMatrix group’s material known future cash commitments as of December 31, 2006:

Payments Due by Period (In thousands)
Contractual Obligations	2007	2008	2009	2010	2011	2012 and Thereafter
Operating leases(2)	$588	$388	$397	$333	$-	$-
Minimum license payments	500	-	-	-	-	-
Minimum royalty payments (1)	100	100	100	100	100	675
Total contractual cash obligations	$1,188	$488	$497	$433	$100	$675

____________________________________
(1)
Refer to Note 14 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.

(2)
On February 1, 2007, the CombiMatrix group executed an amendment to their operating lease for office and laboratory space, the impact of which is included above. Refer to Note 14 to the consolidated financial statements included elsewhere herein. Excludes any allocated rent expense in connection with Acacia Research Corporation’s management allocation policies.

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

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2006, all of our investments were in money market funds, high-grade corporate bonds, auction rate securities, certificates of deposit and U.S. government debt securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of December 31, 2006. Refer to Note 3 to the Acacia Research Corporation consolidated financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

(2)  Exhibits

Refer to Item 15(b) below.

(b)  Exhibits.   The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

2.1	Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
2.2	Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (2)
3.1	Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (4)
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (5)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (6)
10.3*	CombiMatrix Corporation 1998 Stock Option Plan (7)
10.4*	CombiMatrix Corporation 2000 Stock Awards Plan (7)
10.5*	2002 CombiMatrix Stock Incentive Plan (8)
10.6*	2002 Acacia Technologies Stock Incentive Plan (9)
10.7	Lease Agreement dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (10)
10.8	Settlement Agreement dated September 30, 2002, by and among Acacia Research Corporation, CombiMatrix Corporation, Donald D. Montgomery, Ph.D. and Nanogen, Inc.(7)
10.9†	Research & Development Agreement dated September 25, 2002, between CombiMatrix Corporation and Roche Diagnostics GmbH(7)
10.10†	License Agreement dated September 25, 2002 between CombiMatrix Corporation and Roche Diagnostics GmbH(7)
10.11	Form of Indemnification Agreement (11)
10.12	Series A Preferred Stock Purchase Agreement dated October 1, 2004, by and between Leuchemix, Inc. and CombiMatrix Corporation(12)
10.13	Investor Rights Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation(12)
10.14	Voting Agreement dated October 1, 2004, by and among Leuchemix, Inc., CombiMatrix Corporation and the holders of the Common Stock set forth on Exhibit A attached thereto(12)
10.15	Right of First Refusal and Co-Sale Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation(11)
10.16	Letter of Intent dated December 15, 2004 between Acacia Research Corporation and Global Patent Holdings LLC (13)
10.17†	First Addendum to Roche/CBMX Research and Development Agreement dated March 25, 2003 (20)
10.18	Research & Development Agreement Second Amendment dated March 19, 2004, between Roche Diagnostics GmbH and CombiMatrix Corporation (20)
10.19	Sublease Guaranty dated as of June 15, 2005 by CombiMatrix Corporation in favor of Accupath Diagnostic Laboratories, Inc. (20)
10.20	Sublease dated June 15, 2005, by and between Accupath Diagnostic Laboratories, Inc., dba U.S. Labs, and CombiMatrix Molecular Diagnostics, Inc. (20)
10.21	Lease Agreement dated October 19, 2000 by and between Wiredzone Property, L.P. and CombiMatrix Corporation (20)
10.22	First Amendment to Lease Agreement dated April 22, 2001 by and between Wiredzone Property, L.P. and CombiMatrix Corporation (20)
10.23	Form of Subscription Agreement between Acacia Research Corporation and certain investors (14)
10.24	Third Amendment to lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (15)
10.25	Standby Equity Distribution Agreement dated June 14, 2006 between Acacia Research Corporation and Cornell Capital Partners, L.P. (16)
10.26	Amendment to Standby Equity Distribution Agreement dated June 14, 2006 between Acacia Research Corporation and Cornell Capital Partners, L.P. (17)

Exhibit Number	Description

10.27	Manufacturing and Supply Agreement between Acacia Research Corporation and Furuno Electric Company, Ltd. Effective July 1, 2006 (18)
10.28	Placement Agency Agreement between Acacia Research Corporation and Oppenheimer & Co., dated December 7, 2006 (19)
10.29	Form of Subscription Agreement (19)
10.30	Form of Investors Warrant (19)
21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP (relating to the financial statements of Acacia Research Corporation)
23.2	Consent of PricewaterhouseCoopers LLP (relating to the financial statements of the CombiMatrix group)
23.3	Consent of PricewaterhouseCoopers LLP (relating to the financial statements of the Acacia Technologies group)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________

*     The referenced exhibit is a management contract, compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.

(1)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).

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

(10)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 (SEC File No. 000-26068).

(11)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (SEC File No. 000-26068).

(12)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on November 5, 2004 (SEC File No. 000-26068).

(13)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-26068).

(14)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on September 19, 2005 (SEC File No. 000-26068).

(15)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on May 10, 2006 (SEC File No. 000-26068).

(16)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on June 15, 2006 (SEC File No. 000-26068).

(17)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on June 22, 2006 (SEC File No. 000-26068).

(18)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2006 (SEC File No. 000-26068).

(19)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on December 13, 2006 (SEC File No. 000-26068).

(20)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (SEC File No. 000-26068).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2007                                ACACIA RESEARCH CORPORATION

                       /s/ Paul R. Ryan
Paul R. Ryan
Chairman of the Board
and Chief Executive Officer
(Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul R. Ryan	Chairman of the Board and Chief Executive Officer	March 14, 2007
Paul R. Ryan	(Principal Chief Executive)

/s/ Robert L. Harris, II	Director and President	March 14, 2007
Robert L. Harris, II

/s/ Clayton J. Haynes	Chief Financial Officer and Treasurer	March 14, 2007
Clayton J. Haynes	(Principal Financial Officer)

/s/ Thomas B. Akin	Director	March 14, 2007
Thomas B. Akin

/s/ Fred A. de Boom	Director	March 14, 2007
Fred A. de Boom

/s/ Edward W. Frykman	Director	March 14, 2007
Edward W. Frykman

/s/ G. Louis Graziadio, III	Director	March 14, 2007
G. Louis Graziadio, III

/s/ Amit Kumar, Ph.D.	Director	March 14, 2007
Amit Kumar, Ph.D.

/s/ Rigdon Currie	Director	March 14, 2007
Rigdon Currie

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
of Acacia Research Corporation:

We have completed integrated audits of Acacia Research Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Acacia Research Corporation and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Acacia Research Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company's CombiMatrix group will need to raise additional capital to achieve its intended business objectives.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Orange County, California
March 12, 2007

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2006 and 2005
(In thousands, except share and per share information)

	December 31,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$40,044	$20,164
Short-term investments	19,296	39,009
Accounts receivable	874	5,332
Prepaid expenses, inventory, and other assets	1,792	2,115

Total current assets	62,006	66,620

Property and equipment, net of accumulated depreciation	2,006	2,484
Patents and licenses, net of accumulated amortization	25,807	31,712
Goodwill	17,039	18,980
Other assets	2,746	1,638
	$109,604	$121,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,047	$3,924
Royalties and legal fees payable	1,684	3,758
Current portion of deferred revenues	725	804
Total current liabilities	7,456	8,486

Deferred income taxes	-	2,701
Deferred revenues, net of current portion	1,076	1,439
Warrant liability	6,732	1,381
Other liabilities	31	83
Total liabilities	15,295	14,090
Minority interests	-	447

Commitments and contingencies (Note 14)

Redeemable stockholders' equity:
Preferred stock
Acacia Research Corporation, par value $0.001 per share; 10,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock
Acacia Research - Acacia Technologies stock, par value $0.001 per share; 100,000,000 shares authorized; 28,231,701 and 27,722,242 shares issued and outstanding as of
December 31, 2006 and December 31, 2005, respectively	28	28
Acacia Research - CombiMatrix stock, par value $0.001 per share; 100,000,000 shares authorized; 50,365,810 and 38,992,402 shares issued and outstanding as of
December 31, 2006 and December 31, 2005, respectively	50	39
Additional paid-in capital	326,599	315,146
Deferred stock compensation	-	(1,400)
Accumulated comprehensive income	2	(2)
Accumulated deficit	(232,370)	(206,914)
Total stockholders' equity	94,309	106,897
	$109,604	$121,434

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share and per share information)

	2006	2005	2004
Revenues:
Collaboration agreements	$-	$2,266	$17,302
License fees	34,825	19,574	4,284
Government contracts	2,074	3,849	1,993
Products	3,278	1,765	230
Service contracts	388	153	116

Total revenues	40,565	27,607	23,925

Operating expenses:
Cost of government contract revenues	1,959	3,683	1,874
Cost of product sales	1,258	820	173
Research and development expenses (including non-cash stock compensation
expense of $1,097 for 2006, $0 for 2005 and $91 for 2004)	9,485	5,783	5,385
Marketing, general and administrative expenses (including non-cash stock compensation
expense of $5,206 for 2006, $197 for 2005 and $663 for 2004)	26,963	17,926	14,951
Legal expenses - patents	4,780	2,468	3,133
Inventor royalties and contingent legal fees expense - patents	17,159	11,106	-
Inventor royalties - V-chip	-	225	-
Goodwill impairment charge	-	565	1,656
Write-off of patent-related intangible asset	297	-	-
Amortization of patents and royalties	6,795	6,234	1,735
Legal settlement charges (gains)	-	(406)	812
Loss from equity investment	1,036	352	17

Total operating expenses	69,732	48,756	29,736

Operating loss	(29,167)	(21,149)	(5,811)

Other income (expense):
Interest and investment income	2,047	1,594	801
Loss on sale of interest in subsidiary	(84)	-	-
Warrant gains (charges)	1,754	812	-

Total other income	3,717	2,406	801

Loss from continuing operations before income taxes and minority interests	(25,450)	(18,743)	(5,010)

(Provision) benefit for income taxes	(6)	302	275

Loss from continuing operations before minority interests	(25,456)	(18,441)	(4,735)

Minority interests	-	2	6

Loss from continuing operations	(25,456)	(18,439)	(4,729)

Discontinued operations:

Estimated loss on disposal of discontinued operations	-	(237)	(104)

Net loss	(25,456)	(18,676)	(4,833)

Unrealized gains (losses) on short-term investments	61	2	(65)
Unrealized gains (losses) on foreign currency translation	(57)	73	(20)

Comprehensive loss	$(25,452)	$(18,601)	$(4,918)

Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
Loss from continuing operations	$(5,496)	$(6,038)	$(5,439)
Basic and diluted loss per share	(0.20)	(0.23)	(0.27)
Loss from discontinued operations	$-	$(237)	$(104)
Basic and diluted loss per share	-	(0.01)	(0.01)
Net loss	$(5,496)	$(6,275)	$(5,543)
Basic and diluted loss per share	(0.20)	(0.24)	(0.28)

Attributable to the CombiMatrix group:
Net income (loss)	$(19,960)	$(12,401)	$710
Basic and diluted earnings (loss) per share	(0.49)	(0.37)	0.02

Weighted average shares:
Acacia Research - Acacia Technologies stock:
Basic and diluted	27,547,651	26,630,732	19,784,883
Acacia Research - CombiMatrix stock:
Basic	40,605,038	33,678,603	29,962,596
Diluted	40,605,038	33,678,603	30,995,663

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share information)

	AR-Acacia	AR-	AR-Acacia	AR-
	Technologies	CombiMatrix	Technologies	CombiMatrix
	Redeemable	Redeemable	Redeemable	Redeemable	Additional	Deferred		Other
	Common	Common	Common	Common	Paid-in	Stock	Accumulated	Comprehensive
	Shares	Shares	Stock	Stock	Capital	Compensation	Deficit	Income (Loss)	Total

2004
Balance at December 31, 2003	19,739,984	26,328,122	$20	$26	$244,517	$(766)	$(183,405)	$8	$60,400
Net loss							(4,833)		(4,833)
Stock options exercised	71,540	987,911		1	3,113				3,114
Warrants exercised		761,205		1	2,093				2,094
Units issued in direct offering, net offering costs		3,000,000		3	13,712				13,715
Compensation expense relating to stock options					250	689			939
Stock option cancellations					(262)	77			(185)
Unrealized loss on short-term investments								(65)	(65)
Unrealized gain on foreign currency translation								(20)	(20)
Legal settlement (see Note 14)		123,258			477				477
Balance at December 31, 2004	19,811,524	31,200,496	$20	$31	$263,900	$-	$(188,238)	$(77)	$75,636

2005
Net loss							(18,676)		(18,676)
Stock options exercised	133,986	5,555			315				315
Stock issued for the acquisition of Global Patent Holdings, net of registration costs (Note 8)	3,938,832		4		19,289				19,293
Units issued in direct offering, net offering costs	3,500,000	7,786,351	4	8	32,244				32,256
Warrant liability (see Note 10)					(2,194)				(2,194)
Deferred stock compensation	337,900				1,713	(1,713)			-
Compensation expense relating to stock options					(121)	313			192
Unrealized loss on short-term investments								2	2
Unrealized gain on foreign currency translation								73	73
Balance at December 31, 2005	27,722,242	38,992,402	$28	$39	$315,146	$(1,400)	$(206,914)	$(2)	$106,897

2006
Net loss							(25,456)		(25,456)
Stock options exercised	389,959				1,475				1,475
Units issued in direct offering, net offering costs		11,323,408		11	12,098				12,109
Warrant liability (see Note 10)					(7,104)				(7,104)
Reclassification of deferred stock compensation (see Note 2)					(1,400)	1,400			-
Stock issued to consultant		50,000			94				94
Compensation expense relating to stock options and restricted stock awards	119,500				6,306				6,306
Unrealized loss on short-term investments								61	61
Unrealized gain on foreign currency translation								(57)	(57)
Other		-		-	(16)				(16)
Balance at December 31, 2006	28,231,701	50,365,810	$28	$50	$326,599	$-	$(232,370)	$2	$94,309

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net loss	$(25,456)	$(18,676)	$(4,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,417	7,164	2,751
Minority interests	-	(2)	-
Non-cash stock compensation	6,303	197	754
Deferred tax benefit	(70)	(280)	(279)
Non-cash warrant charges (gains)	(1,754)	(812)	-
Non-cash legal settlement charges (gains)	-	(406)	812
Non-cash impairment charges	-	565	1,656
Loss on disposal of discontinued operations	-	237	104
Write-off of patent-related intangible asset	297	-	-
Loss from equity investments	1,036	352	17
Loss on sale of interest in subsidiary	84	-	-
Stock issued to consultant	94	-	-
Other	147	(79)	65
Changes in assets and liabilities, excluding effect of business acquisition:
Accounts receivable	4,440	(4,796)	(223)
Prepaid expenses, inventory and other assets	(46)	(942)	809
Accounts payable, accrued expenses and other	922	(309)	1,173
Royalties and legal fees payable	(2,074)	3,758	-
Deferred revenues	(390)	(2,144)	(17,622)
Net cash used in operating activities from continuing operations	(9,050)	(16,173)	(14,816)
Net cash provided by (used in) operating activities from discontinued operations	264	(513)	(727)
Net cash used in operating activities	(8,786)	(16,686)	(15,543)

Cash flows from investing activities:
Purchase of property and equipment	(715)	(1,400)	(891)
Purchase of available-for-sale investments	(21,946)	(76,690)	(59,382)
Sale of available-for-sale investments	41,720	76,227	51,759
Business acquisition	(16)	(5,796)	-
Purchase of additional interests in equity method investee	(2,150)	(1,600)	(250)
Patent acquisition costs	(1,030)	(445)	-
Sale of interest in subsidiary (net of cash disposed)	(369)	-	-
Other	-	-	(5)
Net cash provided by (used in) investing activities from continued operations	15,494	(9,704)	(8,769)
Net cash used in investing activities from discontinued operations	(353)	-	(198)
Net cash provided by (used in) investing activities	15,141	(9,704)	(8,967)

Cash flows from financing activities:
Proceeds from sale of common stock and warrants, net of issuance costs	12,050	32,256	13,715
Proceeds from the exercise of stock options and warrants	1,475	315	5,207
Net cash provided by financing activities	13,525	32,571	18,922
Effect of exchange rate on cash	-	73	(17)
Increase (decrease) in cash and cash equivalents	19,880	6,254	(5,605)

Cash and cash equivalents, beginning	20,164	13,910	19,515

Cash and cash equivalents, ending	$40,044	$20,164	$13,910

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
•  Database Structures Inc.
•  Data Encryption Corporation
•  Data Innovation LLC
•  Diagnostic Systems Corporation
•  Disc Link Corporation
•  Financial Systems Innovation LLC
•  Fluid Dynamics Corporation
•  High Resolution Optics Corporation

•  Information Technology Innovation LLC
•  InternetAd LLC
•  IP Innovation LLC
•  KY Data Systems LLC
•  Location Based Services Corporation
•  Micromesh Technology Corporation
•  Microprocessor Enhancement Corporation
•  New Medium LLC
•  Peer Communications Corporation
•  Product Activation Corporation
•  Remote Video Camera Corporation
•  Resource Scheduling Corporation
•  Safety Braking Corporation
•  Screentone Systems Corporation
•  Soundview Technologies Inc.
•  Spreadsheet Automation Corporation
•  TechSearch LLC
•  Telematics Corporation
•  VData LLC

The Acacia Technologies group also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to Acacia Research Corporation’s intellectual property licensing and enforcement business.

Business Acquisition. On January 28, 2005, Acacia Global Acquisition Corporation acquired the assets of Global Patent Holdings, LLC, which owned 11 patent licensing companies (“GPH Acquisition”). The acquisition provided the Acacia Technologies group ownership of companies that own or control the rights to 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. Refer to Note 8 for a description of the acquisition transaction and the related accounting treatment.

CombiMatrix Group

Our life sciences business, referred to as the “CombiMatrix group,” a division of Acacia Research Corporation, is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation’s wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. (“CMDX”) and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation’s life sciences business.

The CombiMatrix group develops proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products and services could be utilized. The technologies that the CombiMatrix group has developed include a platform technology to rapidly produce customizable, in-situ synthesized, oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. The CombiMatrix group has also developed the capabilities of producing arrays that utilize bacterial artificial chromosomes on its arrays, also enabling genetic analysis. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other

We were incorporated on January 25, 1993 under the laws of the State of California. In December 1999, we changed our state of incorporation from California to Delaware.

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. The transaction is expected to be completed no sooner than the second quarter of 2007, subject, however, to completing the required filings with the Securities and Exchange Commission (“SEC”). We have received a private letter ruling from the IRS addressing certain tax implications of the transaction and have received a tax opinion from counsel. CombiMatrix Corporation filed a registration statement on Form S-1 on December 26, 2006, which has not been declared effective. If CombiMatrix Corporation’s registration statement on Form S-1 is declared effective by the SEC, Acacia Research Corporation will redeem all of the issued and outstanding shares of AR-CombiMatrix common stock for all of the common stock of CombiMatrix Corporation, which will register its common stock under the Securities and Exchange Act of 1934. Following the redemption, CombiMatrix Corporation will apply to list its shares for trading on a national exchange.

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

Liquidity and Risks

General. Management believes that Acacia Research Corporation’s consolidated cash and cash equivalent and short-term investment balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet Acacia Research Corporation’s cash requirements, on a consolidated basis, through at least March 2008. To date, we and our subsidiaries have relied primarily upon selling equity securities and payments from our strategic partners and licensees to generate the funds needed to finance the implementation of our plans of operation for our subsidiaries.

Acacia Research Corporation’s cash and cash equivalent and short term investment balances, cash flows and anticipated cash flows from operations and other sources of external credit, are attributed to the Acacia Technologies group and the CombiMatrix group based on the respective assets of the specific businesses comprising each group. Issuances of AR-Acacia Technologies stock (and the proceeds thereof) are attributed to the Acacia Technologies group and issuances of AR-CombiMatrix stock (and the proceeds thereof) are attributed to the CombiMatrix group. The cash and cash equivalent balances, anticipated cash flow from operations, and other external sources of available credit of one group are not generally available to the other group. Neither of the groups is obligated to fund the ongoing operations of the other group. Management has no intent to use the cash and cash equivalent balances, anticipated cash flow from operations, and other external sources of available credit of one group to fund the ongoing operations of the other group.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Acacia Technologies Group. Management believes that the Acacia Technologies group’s cash and cash equivalent and short-term investment balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet our cash requirements through at least March 2008, and for the foreseeable future. To date, the Acacia Technologies group has relied upon the receipt of license fee payments from the licensing of the Acacia Technologies group’s patented technologies and the selling of Acacia Research Corporation equity securities to generate the funds needed to finance the operations of the Acacia Technologies group. The Acacia Technologies group concluded its V-chip patent licensing program in August 2004, recognizing a total of $25.7 million in license fees over the life of the program. The Acacia Technologies group has been commercially licensing its DMT® technology portfolio since 2003. The GPH Acquisition provided the Acacia Technologies group with ownership of companies that own or control the rights to 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. Subsequent to the GPH Acquisition, the Acacia Technologies group has acquired or acquired the rights to over 30 additional patent portfolios, covering a wide range of technology areas, which it intends to develop, license and enforce.

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

The CombiMatrix Group. The CombiMatrix group has a history of incurring net losses and net operating cash flow deficits. The CombiMatrix group is also deploying new and unproven technologies and continues to develop commercial products. The CombiMatrix group has several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. Management believes that the CombiMatrix group’s cash and cash equivalent and short-term investment balances, anticipated cash flows from operations and other external sources of available credit will be sufficient to meet the CombiMatrix group’s cash requirements through December 31, 2007. In order for the CombiMatrix group to sustain operations beyond this point, management will be required to obtain capital from external sources. However, there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to management. The issuance of equity securities will also cause dilution to Acacia Research Corporation’s shareholders. If external financing sources of financing are not available or are inadequate to fund the CombiMatrix group’s operations, management will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the CombiMatrix group. For example, reductions in research and development activities and/or personnel at the CombiMatrix group’s Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of the CombiMatrix group’s CustomArray products and services. Also, reduction in operating costs at the CombiMatrix group’s diagnostics subsidiary, CMDX, in Irvine, California, should they occur, could jeopardize its ability to launch, market and sell additional products and services necessary in order to grow and sustain its operations and eventually achieve profitability.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The CombiMatrix group’s business operations are also subject to certain risks and uncertainties, including:

•	market acceptance of products and services;
•	technological advances that may make the CombiMatrix group’s products and services obsolete or less competitive;
•	increases in operating costs, including costs for supplies, personnel and equipment;
•	the availability and cost of capital;
•	general economic conditions; and
•	governmental regulation that may restrict the CombiMatrix group’s business.

Historically, the CombiMatrix group has been substantially dependent on arrangements with strategic partners and have relied upon payments by the CombiMatrix group’s partners for a significant component of its working capital. The CombiMatrix group intends to enter into additional strategic partnerships to develop and commercialize future products. However, there can be no assurance that the CombiMatrix group will be able to implement its future plans. Failure to achieve its plans would have a material adverse effect on the CombiMatrix group’s ability to achieve its intended business objectives. The CombiMatrix group’s success also depends on its ability to protect its intellectual property, the loss thereof or the failure to secure the issuance of additional patents covering elements of the CombiMatrix group’s business processes could materially harm its business and financial condition. The patents covering the CombiMatrix group’s core technology begin to expire in 2018.

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

Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Acacia Research Corporation and its wholly owned and majority-owned subsidiaries. We consider the principles of Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities” and Accounting Research Bulletin No. 51, “Consolidation of Financial Statements,” when determining whether an entity is subject to consolidation. Investments for which Acacia Research Corporation possesses the ability to direct or cause the direction of the management and policies, either through majority ownership or other means, are accounted for under the consolidation method. Material intercompany transactions and balances have been eliminated in consolidation. Investments in companies in which we maintain an ownership interest of 20% to 50% or exercise significant influence over operating and financial policies are accounted for under the equity method. The cost method is used where we maintain ownership interests of less than 20% and do not exercise significant influence over the investee.

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

Certain license agreements provide for the calculation of license fees based on a licensee’s actual quarterly sales or actual per unit activity, applied to a contractual royalty rate. Licensees that pay license fees on a quarterly basis generally report actual quarterly sales or actual per unit activity information and related quarterly license fees due to the Acacia Technologies group within 30 to 45 days after the end of the quarter in which such sales or activity takes place. The amount of license fees due under these license agreements each quarter cannot be reasonably estimated by management. Consequently, the Acacia Technologies group recognizes revenue from these licensing agreements on a three-month lag basis, in the quarter following the quarter of sales or per unit activity, provided amounts are fixed or determinable and collectibility is reasonably assured. The lag method described above allows for the receipt of licensee royalty reports prior to the recognition of revenue.

Certain license agreements provide for the payment of a minimum upfront annual license fee at the inception of each annual license term. Minimum upfront annual license fees are generally determined based on a licensee’s estimated annual sales or a licensee’s base level of per unit activity. These minimum upfront annual license fee payments are deferred and amortized to revenue on a straight-line basis over the annual license term. To the extent actual annual royalties, determined and reported in accordance with the terms of the respective agreements, exceed the minimum upfront annual license fees paid, the additional royalties are recognized in revenue in the quarter following the quarter in which the base per unit activity was exceeded or the quarter following the annual license term, depending on the terms of the respective agreement, provided that amounts are fixed or determinable and collectibility is reasonably assured. Amounts of additional royalties due under these license agreements cannot be reasonably estimated by management.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain license agreements provide for the payment of contractually determined paid-up license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by our patented technologies. Certain of the agreements also provide for future royalties or additional required payments based on future activities. The execution of these license agreements may also result in the dismissal of any pending litigation. Pursuant to the terms of these agreements, the Acacia Technologies group has no further obligation with respect to the grant of the non-exclusive retroactive and future license, including no express or implied obligation on the Acacia Technologies group’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the license upon execution of the agreement. As such, the earnings process is complete upon the execution of the agreement, and revenue is recognized upon execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met. Refer to Note 14 for information on inventor royalties and contingent legal fees.

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

CombiMatrix Group

The CombiMatrix group accounts for revenues under multiple-element arrangements in accordance with SAB No. 104 and Emerging Issues Task Force Consensus (“EITF”), Issue 00-21, "Revenue Arrangements with Multiple Deliverables," and related pronouncements. Arrangements with multiple elements or deliverables must be segmented into individual units of accounting based on the separate deliverables only if there is objective and verifiable evidence of fair value to allocate the consideration received to the deliverables. Accordingly, revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent the CombiMatrix group’s continuing obligations are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. Upon establishing objective and verifiable evidence of the fair value of the elements in multiple-element arrangements, the fair value is allocated to each element of the arrangement, such as license fees or research and development projects, based on the relative fair values of the elements.  The CombiMatrix group determines the fair value of each element in multiple-element arrangements based on objective and verifiable evidence of fair value, which is determined for each element based on the prices charged when the similar elements are sold separately to third parties. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element or elements have been determined.

Historically, the CombiMatrix group’s multiple-element arrangements have arisen from executing research and development agreements with various strategic partners including Roche Diagnostics, GmbH (“Roche”), Toppan Printing Ltd. (“Toppan”) and Furuno Electric Co. (“Furuno”). The CombiMatrix group entered into development agreements with these partners to perform certain research and development activities, which provided for payments to the CombiMatrix group as various development milestones were achieved. While these agreements typically included several elements of performance, the agreements have been accounted for as single elements of accounting under EITF Issue No. 00-21 due to the lack of verifiable, objective evidence of fair value for undelivered elements in the agreements at the time that up-front or milestone payments were received by the CombiMatrix group. As a result, payments from the CombiMatrix group’s partners were recorded as deferred revenues and were not recognized as revenues until all of the undelivered elements had been completed.

Revenues from government grants and contracts are recognized in accordance with Accounting Research Bulletin (“ARB”) No. 43, “Government Contracts,” and related pronouncements, such as Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Accordingly, revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at each reporting period. Under the percentage-of-completion method of accounting, contract revenues and expenses are recognized in the period that work is performed based on the percentage of actual incurred costs to total contract costs. Actual contract costs include direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges. Contract change orders and claims are included when they can be reliably estimated and are considered probable. For contracts that extend over a one-year period, revisions in contract cost estimates, if they occur, have the effect of adjusting current period earnings applicable to performance in prior periods. Should current contract estimates indicate an overall future loss to be incurred, a provision is made for the total anticipated loss in the current period.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue from the sale of products and services, including shipping and handling fees, are recognized when delivery has occurred or services have been rendered. The CombiMatrix group sells its products and services directly to customers and also through distributors, and the right to collection is not dependent upon installation or a subsequent sale of the CombiMatrix group products to end users. The CombiMatrix group’s agreements do not provide for credits, returns or exchanges with its customers or distributors. The CombiMatrix group’s distribution agreements include fixed pricing arrangements for its products and after customer acceptance, there is no written or implied right to return or exchange the products.

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

Short-term Investments. Our short-term investments are held in a variety of interest bearing instruments including U.S. government debt securities, high-grade corporate bonds, commercial paper, auction rate securities, money market accounts, certificates of deposit and other high-credit quality marketable securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments. Investments are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and FASB Technical Bulletin 85-4:  “Accounting for Purchases of Life Insurance (“FTB 85-4”).” At December 31, 2006 and 2005, all of our investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized.

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

At December 31, 2006 and 2005, we held $10,815,000 and $19,104,000, respectively, of short-term investments, which consist of auction rate municipal bonds and variable rate municipal demand notes classified as available-for-sale securities.  Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities.  As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these current investments was recorded as interest income.

As of December 31, 2005, we had $1,667,000 of annuity investments classified as current investments as these amounts are available for current operations and are highly liquid, despite the long-term nature of their stated contractual maturities.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

One, three and two licensee(s) individually accounted for greater than 10% of the Acacia Technologies group’s license fee revenues recognized during the years ended December 31, 2006, 2005 and 2004, respectively, and three and two licensees represented approximately 74% and 95% of the Acacia Technologies group’s accounts receivable at December 31, 2006 and 2005, respectively, as follows:

	Revenue			Accounts Receivable
	2006	2005	2004	2006	2005

Licensee:
A	14%	-	-	-	-
B	-	19%	-	-	31%
C	-	15%	-	-	-
D	-	15%	-	-	64%
E	-	-	11%	37%	-
F	-	-	35%	-	-
G	-	-	-	24%	-
H	-	-	-	13%	-

Collaboration agreement revenues recognized by the CombiMatrix group for the years ended December 31, 2005 and 2004 relate to its collaborative research and development agreements with Toppan and Roche, respectively. Government contract revenues recognized by the CombiMatrix group for all periods presented relate to the CombiMatrix group’s ongoing contracts with the Department of Defense regarding its electrochemical and microfluidics technologies. At December 31, 2006 and 2005, accounts receivable included $85,000 and $537,000, respectively, due from the Department of Defense. For the years ended December 31, 2005 and 2004, 18% and 45%, respectively, of the CombiMatrix group’s array product and service revenues were recognized by CombiMatrix K.K.  Receivables from the Department of Defense totaled 14% of accounts receivable at December 31, 2006, and another customer represented approximately 59% of accounts receivable at December 31, 2006.  At December 31, 2005, 59% of accounts receivable was due from the Department of Defense, 24% of our accounts receivable was due from one customer and 10% was due from another customer.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Machine shop and laboratory equipment	3 to 5 years
Furniture and fixtures	3 to 7 years
Computer hardware and software	3 to 5 years
Leasehold improvements	2 to 8 years (Lesser of lease term or useful life of improvement)

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

Patents and Goodwill.  Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible and identifiable intangible assets acquired. Patents, once issued or purchased, are amortized on the straight-line method over their remaining economic useful lives, ranging from two to twenty years. Goodwill is not amortized.

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

Goodwill is evaluated for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. Acacia Research Corporation has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. Our two reporting units as of December 31, 2006 are: 1) the Acacia Technologies group and 2) the CombiMatrix group. The fair values of our reporting units are estimated by reference to quoted market prices of Acacia Research Corporation’s classes of stock.

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

Foreign Currency Translation. As result of transactions with licensees located in foreign countries, from time to time, the Acacia Technologies group may have certain receivables denominated in foreign currencies. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year. Foreign currency transactions gains and losses were insignificant for the periods presented.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost recognized for the year ended December 31, 2006 includes: (i) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R). The cumulative effect of applying an estimated forfeiture percentage to stock-based payments granted prior to, but not yet vested as of January 1, 2006 was not material.

Prior to January 1, 2006, Acacia Research Corporation accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Acacia Research Corporation also followed the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Because Acacia Research Corporation previously adopted only the pro forma disclosure provisions of SFAS No. 123, we will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, except that forfeiture rates will be estimated for all awards, as required by SFAS No. 123R. In accordance with the requirements of the modified prospective transition method of adoption of SFAS No. 123R, the financial statement amounts for prior periods presented in this Form 10-K have not been restated to reflect the fair value method of recognizing compensation cost relating to stock-based awards.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the table below. Expected volatility is based on the separate historical volatility of the market prices of the AR-Acacia Technologies stock and AR-CombiMatrix stock. Volatilities of peer companies were also considered, when applicable, to address the lack of extensive historical volatility data for Acacia Research Corporation’s classes of common stock. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected term assumption was determined in accordance with guidance set forth in SAB 107, which provides a “simplified method” for estimating the expected term for stock options, granted prior to December 31, 2007, that 1) are granted at-the-money, 2) have exercisability conditioned only on completion of a service condition through the vesting date, 3) require that employees who terminate their service prior to vesting must forfeit the options, 4) provide that employees who terminate their service after vesting are granted limited time to exercise their stock options (typically 30-90 days), and 5) are nontransferable and nonhedgeable. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting commencement date and the expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the times from grant until these mid-points for each of the tranches were averaged to provide an overall expected term.

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

Acacia Research Corporation adopted the alternative transition method provided in FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

The fair value of stock options for the year ended December 31, 2006 was estimated using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

	Risk Free Interest Rate	Term	Volatility	Dividends
AR-CombiMatrix stock	5.06%	6 years	82%	0%
AR-Acacia Technologies stock	4.30%	6 years	75%	0%
CMDX stock	5.05%	6.25 years	82%	0%

The following table illustrates the impact of share-based compensation expense on reported amounts (in thousands, except for per share data):

	For the Year Ended December 31, 2006
		Impact of Stock
	As Reported	Based Compensation
Loss from continuing operations before income taxes and minority interests	$(25,450)	$(5,083)
Net loss	(25,456)	(5,083)

Loss per share:
AR-Acacia Technologies stock:
Stock-based compensation	$-	$(2,767)
Basic and diluted	$(0.20)	$(0.10)

AR-CombiMatrix stock:
Stock-based compensation	$-	$(2,316)
Basic and diluted	$(0.49)	$(0.06)

Stock-based compensation expense for the periods presented is included in research and development expenses and marketing, general and administrative expenses, as disclosed in the accompanying consolidated statement of operations and comprehensive income (loss).

Option awards granted prior to Acacia Research Corporation’s implementation of SFAS No. 123R were accounted for under the recognition and measurement principles of APB No. 25 and related interpretations. Accordingly, no stock-based employee compensation cost was reflected in the accompanying consolidated statements of operations for the years ended December 31, 2006, 2005 and 2004, because all options granted under Acacia Research Corporation’s plans had exercise prices equal to the market value of the underlying common stock on the date of grant. Stock-based compensation expense reflected in the accompanying consolidated statement of operations for the year ended December 31, 2005 related to restricted stock awards originally granted in 2005.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the pro forma effect on net loss and loss per share, if Acacia Research Corporation had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	AR-Acacia Technologies Stock 2005	AR-CombiMatrix Stock 2005		AR-Acacia Technologies Stock 2004		AR-CombiMatrix Stock 2004

Income (loss) from operations, as reported	$(6,275)	$(12,401)		$(5,543)		$710
Add: Stock-based compensation, intrinsic
value method reported in net loss (2)	356	-		-		606 (4)
Deduct: Pro forma stock-based compensation
fair value method(2)	(2,103)	(2,834	) (3)	(2,137	) (3)	(6,127)
Income (loss) from operations, pro forma	$(8,022)	$(15,235)		$(7,680)		$(4,811)
Basic and diluted earnings (loss) per share from operations, as reported	$(0.24)	$(0.37)		$(0.28)		$0.02
Basic and diluted earnings (loss) per share from operations, pro forma	$(0.30)	$(0.45	) (3)	$(0.39	) (3)	$(0.16)

Weighted Average Assumptions used(1):
Risk free interest rate	3.90%	3.84%		3.35%		3.18%
Volatility	91%	88%		99%		100%
Expected term	5 years	5 years		5 years		5 years

___________________________
(1)	The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value calculations assume no expected dividends.
(2)
The previously reported 2005 and 2004 pro forma income (loss) from operations and related pro forma earnings (loss) per share amounts have been revised for a computational error in the effective tax rate due to the full valuation allowance recoded by Acacia Research Corporation for all periods presented and to exclude stock compensation expense related to non-employees.

(3)
Includes the impact of non-cash stock compensation expense related to restricted stock grants. The pro forma impact on net income (loss) and earnings (loss) per share of options outstanding under the CombiMatrix Molecular Diagnostics, Inc. Plan was not material.

(4)
During the year ended December 31, 2000, CombiMatrix Corporation recorded deferred non-cash stock compensation charges aggregating approximately $53.8 million in connection with the granting of stock options, which were amortized by the CombiMatrix group over the respective option grant vesting periods, which ranged from one to four years. Deferred non-cash stock compensation charges were fully amortized as of December 31, 2004.

SFAS No. 123R does not require the recording of deferred stock compensation charges in stockholder’s equity on the grant date of a stock-based award. As such, in accordance with SFAS No. 123R, all deferred stock compensation charges previously recorded under APB No. 25, totaling $1,400,000 at December 31, 2005, related to restricted stock awards, have been reversed upon adoption of SFAS No. 123R, with a corresponding reduction being recorded in consolidated additional paid-in capital.

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

Advertising. Costs associated with the marketing and advertising of the CombiMatrix group’s products and services are expensed as incurred. For the years ended December 31, 2006, 2005 and 2004, marketing and advertising expenses, incurred solely by the CombiMatrix group, were $253,000, $516,000 and $314,000, respectively.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings (Loss) Per Share.  Basic earnings per share for each class of common stock is computed by dividing the income or loss allocated to each class of common stock by the weighted-average number of outstanding shares of that class of common stock. Diluted earnings per share is computed by dividing the income or loss allocated to each class of common stock by the weighted-average number of outstanding shares of that class of common stock including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, unvested restricted stock grants and common stock purchase warrants.

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

The following table presents a reconciliation of basic and diluted income (loss) per share:

	For the Year	For the Year	For the Year
	Ended December 31,	Ended December 31,	Ended December 31,
	2006	2005	2004
Acacia Research - Acacia Technologies stock
Basic and diluted weighted average number of common shares outstanding	27,547,651	26,630,732	19,784,883
All outstanding stock options and nonvested restricted stock excluded from the computation
of diluted loss per share because the effect of inclusion would have been anti-dilutive	6,385,810	6,315,000	5,726,000

Acacia Research - CombiMatrix stock
Basic weighted average number of common shares outstanding	40,605,038	33,678,603	29,962,596
Dilutive effect of outstanding stock options and warrants	-	-	1,033,067
Diluted weighted average number of common and
potential common shares outstanding	40,605,038	33,678,603	30,995,663
Outstanding stock options excluded from the computation of diluted loss per share
because the effect of inclusion would have been anti-dilutive	8,068,139	6,925,000	3,966,000

In addition, all common stock purchase warrants outstanding for 2006 and 2005, as disclosed at Note 10, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

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

Treasury and Cash Management Policies. Cash and cash equivalents and short-term investments are attributed to the groups based on the respective cash and cash equivalents and short-term investment balances of the entities comprising each group. Acacia Research Corporation’s cash and the cash held by its intellectual property licensing businesses, including all cash raised through Acacia Research Corporation’s previous offerings, have been attributed to the Acacia Technologies group as these funds are intended to support the intellectual property licensing businesses of Acacia Research Corporation. All cash raised by CombiMatrix Corporation and Advanced Material Sciences have been attributed to the CombiMatrix group. Acacia Research Corporation manages most treasury and cash management activities on a decentralized basis, with each group separately managing its own treasury activities. Pursuant to treasury and cash management policies adopted by the Acacia Research Corporation board of directors, the following applies:

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Direct salaries, payroll taxes and fringe benefits are allocated to the groups based on the percentage of actual time incurred by specific employees to total annual time available and direct costs including, postage, insurance, legal fees, accounting and tax and other are allocated to the groups based on specific identification of costs incurred on behalf of each group. Other direct costs, including direct depreciation expense, computer costs, general office supplies and rent are allocated to the groups based on the ratio of direct salaries to total salaries. Indirect costs, including indirect salaries and benefits, investor relations, rent, general office supplies and indirect depreciation are allocated to the groups based on the ratio of direct salaries for each group to total direct salaries. Included in marketing, general and administrative expenses of the Acacia Technologies group are allocated corporate charges of $3,124,000, $2,612,000 and $2,158,000 relating to the periods ended December 31, 2006, 2005, and 2004, respectively. Included in marketing, general and administrative expenses of the CombiMatrix group are allocated corporate charges of $551,000, $498,000, and $689,000 relating to the periods ended December 31, 2006, 2005, and 2004, respectively.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements. In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for Acacia Research Corporation in the first quarter of fiscal 2007. We are currently evaluating the impact of FIN 48 on our consolidated and separate group financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically there have been two common approaches used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Historically, we have evaluated uncorrected differences utilizing the “rollover” approach. The adoption of the SAB 108 did not have an impact on our consolidated or separate group financial position, results of operations and cash flows.

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

In June 2006, the Emerging Issues Task Force issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to this Issue are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. We are currently assessing the impact, if any, of adopting EITF 06-3 on our consolidated and separate group financial position, results of operations and cash flows.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” ("SFAS No. 159"), which provides reporting entities an option to report selected financial assets, including investment securities designated as available-for-sale, and liabilities, including most insurance contracts, at fair value. SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard also requires additional information to aid financial statement users' understanding of a reporting entity's choice to use fair value on its earnings and also requires entities to display on the face of the balance sheet the fair value of those assets and liabilities for which the reporting entity has chosen to measure at fair value. SFAS No. 159 is effective as of the beginning of a reporting entity's first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined.

3.  SHORT-TERM INVESTMENTS

Short-term investments consist of the following at December 31, 2006 and 2005 (in thousands):

	2006		2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available-for-sale securities:
Corporate and municipal bonds and notes	$2,965	$2,980	$4,858	$4,846
Auction rate securities and annuity investments	10,815	10,815	20,772	20,771
U.S. government securities	5,513	5,501	11,437	11,392
Certificates of deposit	-	-	2,000	2,000
	$19,293	$19,296	$39,067	$39,009

Due within one year	$5,992	$5,995	$17,041	$16,987
Due after one year through two years	2,486	2,486	1,254	1,251
Auction rate securities and annuity investments, with stated maturities up to 48 years	10,815	10,815	20,772	20,771
	$19,293	$19,296	$39,067	$39,009

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

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Machine shop and laboratory equipment	$4,322	$4,931
Furniture and fixtures	386	407
Computer hardware and software	968	1,242
Leasehold improvements	1,117	1,061
Construction in progress	-	17
	6,793	7,658
Less: accumulated depreciation and amortization	(4,787)	(5,174)
	$2,006	$2,484

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation and amortization expense was $970,000 $1,147,000 and $1,154,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

5.  BALANCE SHEET COMPONENTS

Accounts payable, accrued expenses and other consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Accounts payable	$1,420	$936
Payroll and other employee benefits	395	486
Accrued vacation	720	686
Accrued liabilities of discontinued operations	12	136
Accrued legal expenses	1,131	464
Accrued consulting and other professional fees	663	447
Deferred rent	269	315
Inventor royalties - V-chip	-	225
Other accrued liabilities	437	229
	$5,047	$3,924

Deferred revenues consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Milestone and up-front payments	$1,441	$1,604
License fee payments	360	639
	1,801	2,243
Less: current portion	(725)	(804)
	$1,076	$1,439

In August 2004, the CombiMatrix group received a $1,000,000 upfront payment from Furuno as part of a multi-year collaboration agreement to develop a bench-top array synthesizer for commercial applications, which was included in deferred revenue at December 31, 2005 and 2004. During the third quarter of 2006, the CombiMatrix group entered into a manufacturing agreement and completed its obligations under its collaboration agreement with Furuno. As a result, the CombiMatrix group began amortizing the $1,000,000 upfront payment previously received under the collaboration agreement over the economic life of the manufacturing agreement, which is estimated to be four years. At December 31, 2006, deferred revenue related to the Furuno collaboration agreement totaled $875,000.

In 2003, the CombiMatrix group received upfront and milestone payments from Toppan totaling $2,400,000, pursuant to a multi-year collaboration and supply agreement to develop and manufacture arrays using the CombiMatrix group’s proprietary electrochemical detection approach, which was included in deferred revenues at December 31, 2004. During the fourth quarter of 2005, the CombiMatrix group completed all obligations under its collaboration and supply agreement with Toppan. As a result of completing all of its obligations under this agreement and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred payments received from Toppan, totaling $2,266,000, as collaboration agreement revenues in the accompanying consolidated statement of operations and comprehensive loss.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

6.  INVESTMENTS

In October 2004 (the “Investment Date”), the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. (“Leuchemix”), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group purchased 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest was acquired and paid for quarterly, beginning with the fourth quarter of 2004 and continuing through the fourth quarter of 2006. As of December 31, 2006, 2005 and 2004, the CombiMatrix group had invested $4,000,000, $1,850,000 and $250,000, representing a 33%, 19% and 3% interest in the total outstanding voting securities of Leuchemix, respectively. In accordance with the terms of the purchase agreement, CombiMatrix Corporation’s CEO was named a director of Leuchemix. The CombiMatrix group’s investment in Leuchemix is being accounted for under the equity method for all periods presented, as the CombiMatrix group has the ability to exercise significant influence over Leuchemix, primarily due to CombiMatrix Corporation’s representation on Leuchemix’s board of directors.

The CombiMatrix group’s equity in the losses of Leuchemix, including its share of the amortization expense related to the excess purchase consideration over the book value of Leuchemix was $963,000, $352,000 and $17,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Summary financial information for Leuchemix was not significant for the periods presented.

In January 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship included the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio assumed all operational and financial responsibilities of CombiMatrix K.K. The net loss on the sale of 67% of the voting interest in CombiMatrix K.K. recorded in the consolidated statement of operations for the year ended December 31, 2006 was $84,000. Subsequent to the sale, our investment in CombiMatrix K.K. was accounted for under the equity method. The deconsolidation of CombiMatrix K.K. did not have a material impact on the consolidated balance sheets as of December 31, 2006.

7.  GOODWILL AND INTANGIBLE ASSETS

The Acacia Technologies group had $121,000 of goodwill at December 31, 2006 and 2005.

The CombiMatrix group had $16,918,000 and $18,859,000 of goodwill at December 31, 2006 and 2005, respectively. Prior to December 31, 2005, $565,000 of the total amount of goodwill resulted from the acquisitions of Advanced Materials Sciences, Inc. (“AMS”) and CombiMatrix K.K. during July 2003. These reporting units were tested for impairment in the fourth quarter of 2005 in connection with our annual forecasting process. Due to the lack of third-party research and development funding for AMS and declining array product sales at CombiMatrix K.K., operating profits and cash flows were lower than expected during the preceding three quarters. Based on these trends, the operating forecasts for 2006 were revised downward and as a result, a goodwill impairment loss of $565,000 was recognized in December 2005. The fair values of these reporting units were estimated using the expected present value of their future cash flows. As a result of the impairment charge recorded, the carrying value of these reporting units was reduced to zero. As such, as of December 31, 2006, AMS and CombiMatrix K.K. are no longer considered reporting units.

In August 2004, as a result of the conclusion of the Acacia Technologies group’s V-chip patent infringement litigation and completion of the V-chip licensing program, as described at Note 14, the Acacia Technologies group recorded an impairment charge totaling $1,616,000 in connection with the write-down of 100% of the goodwill related to the V-chip.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acacia Research Corporation’s only identifiable intangible assets at December 31, 2006 and 2005 are patents and licenses.

For the year ended December 31, 2006, the Acacia Technologies group incurred patent acquisition costs totaling $1,030,000 in connection with the acquisition of the rights to six additional patent portfolios. The patents have estimated economic useful lives ranging from five to seven years and are being amortized over a weighted-average economic useful life of six years. Refer to Note 8 for additions to patent related intangibles in connection with the January 2005 GPH Acquisition.

The gross carrying amounts and accumulated amortization as of December 31, 2006 and 2005 and amortization expense for the periods presented, related to patents and licenses, by segment, are as follows (in thousands):

	Acacia Technologies Group		CombiMatrix Group		Consolidated
	2006	2005	2006	2005	2006	2005

Gross carrying amount - patents and licenses	$30,317	$30,392	$12,595	$12,095	$42,912	$42,487
Accumulated amortization	(11,802)	(6,606)	(5,303)	(4,169)	(17,105)	(10,775)
Patents and licenses, net	$18,515	$23,786	$7,292	$7,926	$25,807	$31,712

	Acacia Technologies Group			CombiMatrix Group
	2006	2005	2004	2006	2005	2004

Patent amortization expense	$5,313	$4,922	$501	$1,096	$1,095	$1,096

The Acacia Technologies group and the CombiMatrix group’s patents have remaining estimated economic useful lives up to 2013 and 2020, respectively. The weighted-average remaining estimated economic useful life of the Acacia Technologies group’s patents is 4 years. Annual aggregate amortization expense for the Acacia Technologies group for each of the five fiscal years through December 31, 2011, is estimated to be $5,237,000 in 2007, $3,914,000 in 2008, $3,463,000 in 2009, $3,272,000 in 2010 and $2,325,000 in 2011 for the Acacia Technologies group. Annual aggregate amortization expense from patents and licenses for the CombiMatrix group for each of the next five years through December 31, 2011 is estimated to be $1,133,000 per year. At December 31, 2006 and December 31, 2005, all of our acquired intangible assets other than goodwill were subject to amortization.

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

As of March 31, 2006, the Acacia Technologies group reduced its patents and deferred tax liability by $691,000, which were initially recorded in fiscal 2002, to reflect the reduction in its income tax valuation allowance after consideration of the deferred tax liability. As of March 31, 2006, the CombiMatrix group reduced its goodwill and deferred tax liability balances by $1,941,000, which were initially recorded in fiscal 2000, to reflect the reduction in its income tax valuation allowance after consideration of the deferred tax liability.

8.  ACQUISITIONS

On January 28, 2005, Acacia Global Acquisition Corporation, a wholly owned subsidiary of Acacia Research Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies. The acquisition provided the Acacia Technologies group with 100% ownership of companies that own or control the rights to 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. As a result of the acquisition, we have expanded and diversified the Acacia Technologies group’s potential revenue generating activities.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangibles and liabilities assumed, based on their estimated fair market values at the date of acquisition. The statement of operations includes the results of the acquired companies beginning on January 28, 2005, the date of acquisition. The aggregate purchase consideration was approximately $25,105,000, including $5.0 million of cash, the issuance of 3,938,832 shares of AR-Acacia Technologies stock valued at $19,293,000 (net of estimated common stock registration costs of $228,000) and other acquisition costs, including registration costs, totaling $812,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced.

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

Amounts attributable to patents and patent rights acquired are amortized using the straight-line method over the estimated economic useful lives of the underlying patents which range from two to seven years. As of the date of acquisition, the estimated weighted-average useful life of amortizable patent related intangibles acquired is approximately 6 years.

In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC who, as a result of the acquisition transaction, became a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the year ended December 31, 2006 and 2005 include $1,087,000 and $1,009,000, respectively in expenses related to the consulting agreement. Consulting services performed consist primarily of consultation on intellectual property matters associated with the patents and patent rights acquired in the transaction. The consulting fees are being expensed in the consolidated statement of operations and comprehensive loss as the consulting services are rendered during the two-year term of the consulting agreement. Acacia Global Acquisition Corporation may terminate the consulting agreement for cause as provided for in the agreement. The consulting agreement also contains certain automatic termination provisions, including; the failure by Acacia Global Acquisition Corporation to make timely consulting payments in accordance with the agreement; a significant decrease in working capital of Acacia Research Corporation, as defined in the agreement; material breach of the agreement by Acacia Global Acquisition Corporation; and the death of the consultant. Any occurrence of these conditions may require the payment of all remaining consulting fees outstanding under the agreement within thirty days of the occurrence of the termination event. Acacia Research Corporation also executed an agreement guaranteeing Acacia Global Acquisition Corporation’s performance of its obligations under the consulting agreement. The consulting agreement expired in January 2007.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquisition was treated for tax purposes as a taxable asset acquisition and, as such, there were no book/tax basis differences associated with the acquisition. As such, Acacia Research Corporation did not record any deferred income taxes in connection with the application of the purchase method of accounting.

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

	For the Year Ended
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

9.  STOCKHOLDERS’ EQUITY

Redeemable Capital Stock

The authorized capital stock of Acacia Research Corporation consists of 210,000,000 shares, of which 100,000,000 shares is a class of common stock designated as “AR-CombiMatrix stock,” having a par value of $0.001 per share, 100,000,000 shares is a class of common stock designated as “AR-Acacia Technologies stock,” having a par value of $0.001 per share, and 10,000,000 is a class of preferred stock having a par value of $0.001 per share (the “Preferred Stock”) and issuable in one or more series as determined by the board of directors pursuant to Acacia Research Corporation’s restated certificate of incorporation. Holders of AR-CombiMatrix stock and AR-Acacia Technologies stock vote together as a single class (except in certain limited circumstances). Each share of AR-CombiMatrix stock entitles the holder to one vote. Each share of AR-Acacia Technologies stock entitles the holder, for any particular vote, to a number of votes equal to the average market value of a share of AR-Acacia Technologies stock divided by the average market value of a share of AR-CombiMatrix stock over a specified 20-trading day period ending on the tenth trading day prior to the record date for determining the stockholders entitled to vote.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

On December 13, 2006, Acacia Research Corporation completed a registered direct offering with Oppenheimer & Co., Inc. (“Oppenheimer”) as the placement agent, raising gross proceeds of $9,964,000 through the issuance of 9,768,313 units. Each unit consists of one share of AR-CombiMatrix common stock and 1.2 five-year common stock warrants, for a total of 9,768,313 shares and warrants to purchase 11,721,975 shares of AR-CombiMatrix common stock, respectively, issued to investors. Each warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $0.87 per share. Acacia Research Corporation issued additional warrants to purchase 488,416 shares of AR-CombiMatrix stock with an exercise price of $1.09 per share to Oppenheimer. Net proceeds raised from the private equity financing of $9,266,000 were attributed to the CombiMatrix group.

On June 14, 2006, Acacia Research Corporation entered into a standby equity distribution agreement (the “SEDA”) with Cornell Capital Partners, LP (“Cornell”). Under the terms of the SEDA, Acacia Research Corporation was able to require Cornell to purchase up to $50.0 million of AR-CombiMatrix common stock, or up to 13,024,924 shares, over a two-year period following the effective date of the SEDA. Such shares were in the form of registered securities drawn from Acacia Research Corporation’s current shelf registration statement. Acacia Research Corporation could request advances under the SEDA in up to $5.0 million increments. At the closing of each advance, Acacia Research Corporation issued to Cornell a number of shares of AR-CombiMatrix common stock equal to the amount of the advance divided by the lowest daily volume weighted-average price (“VWAP”) of AR-CombiMatrix common stock during the five trading days following the advance notice to Cornell, which would purchase the shares at 97.5% of the VWAP. At each closing, Acacia Research Corporation paid an underwriting fee of 4% of the gross amount of each advance on the first $20.0 million and 5% of the gross proceeds of each advance on the remaining $30.0 million of the SEDA to Cornell. A total of 13,024,924 shares of AR-CombiMatrix common stock were authorized to be issued under the SEDA.

Upon closing of the SEDA, the CombiMatrix group paid Cornell a one-time commitment fee of $550,000 and an additional $20,000 in due diligence and other closing-related costs. The $550,000 fee was recorded as a long-term asset and was amortized against future advances as costs of equity issuances. In June 2006, Cornell purchased 343,750 shares of AR-CombiMatrix common stock at $1.60 per share (which was not an advance under the SEDA), based on the fair value of AR-CombiMatrix stock on June 12, 2006. Since executing the SEDA, through December 20, 2006, Acacia Research Corporation has requested five advances from Cornell to purchase a total of 3,211,345 shares of AR-CombiMatrix stock at prices ranging from $1.16 to $0.73 per share, resulting in net proceeds of $3,070,000, which were contributed to the CombiMatrix group. On December 20, 2006, a notice to cancel the SEDA was sent by Acacia Research Corporation to Cornell. The unamortized SEDA costs of $444,000 were charged against the net proceeds of the Oppenheimer financing.

In September 2005, Acacia Research Corporation raised gross proceeds of $10,537,000 through the sale of 6,385,907 shares of AR-CombiMatrix stock and common stock purchase warrants to purchase 1,596,478 shares of AR-CombiMatrix stock, at a price of $1.65 per unit, in a registered direct offering. Each unit consisted of one share of AR-CombiMatrix stock and one-quarter of a five-year AR-CombiMatrix stock purchase warrant. Each full AR-CombiMatrix stock purchase warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $2.40 per share and is exercisable immediately upon issue. Net proceeds raised of approximately $9,609,000, which are net of related issuance costs, were attributed to the CombiMatrix group. Refer to Note 10 regarding classification of the warrants in the accompanying consolidated balance sheet.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 2004, proceeds of $2,093,000 were received from the issuance of 761,205 shares of AR-CombiMatrix stock related to the exercise of certain warrants issued in connection with the CombiMatrix group’s May 2003 private equity financing. The proceeds from the warrants exercised were attributed to the CombiMatrix group.

10.  COMMON STOCK PURCHASE WARRANT LIABILITY

At December 31, 2006 there were common stock purchase warrants outstanding, issued in connection with the December 2006 equity financing, discussed elsewhere herein, representing rights to purchase 11,722,000 shares of AR-CombiMatrix common stock at a per share exercise price of $0.87 and 488,000 shares of AR-CombiMatrix common stock at a per share price of $1.09, which are exercisable through December 2011.

At December 31, 2006 and 2005, there were common stock purchase warrants outstanding, issued in connection with the September 2005 equity financing, discussed elsewhere herein, representing rights to purchase 1,596,000 shares of AR-CombiMatrix common stock at a per share exercise price of $2.40, which are exercisable through September 2010.

At December 31, 2006 and 2005, there were common stock purchase warrants outstanding, issued in connection with the CombiMatrix group’s May 2003 equity financing, representing rights to purchase 283,000 shares of AR-CombiMatrix common stock at a per share exercise price of $2.75, which are exercisable through May 2008.

Acacia Research Corporation’s classes of common stock are subject to certain redemption provisions in the event that Acacia Research Corporation sells, transfers, assigns or otherwise disposes of, in one transaction or a series of related transactions, all or substantially all of the properties and assets attributed to either group.

Acacia Research Corporation adopted FASB Staff Position No. 150-5 (“FSP No. 150-5”), effective July 1, 2005, which requires that warrants for shares that are redeemable be classified as liabilities, based on the fair values of the warrants, which are required to be marked to market at each balance sheet date. The fair value of contingently redeemable AR-CombiMatrix stock purchase warrants outstanding at December 31, 2006 and December 31, 2005 was $6,732,000 and $1,381,000, respectively. Net warrant gains for the year ended December 31, 2006 and December 31, 2005, reflected in other income (expense), related to changes in the fair value of the warrant liability totaled $1,754,000 and $812,000, respectively.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of AR-CombiMatrix stock purchase warrants at December 31, 2006 and 2005 was determined using the Black-Scholes option-pricing model, using weighted-average assumptions as follows:

	December 31,
AR-CombiMatrix Warrants:	2006	2005

Risk free interest rate	4.71%	4.35%
Volatility	80%	84%
Expected term	4.7 years	4.4 years

11.  INCOME TAXES

The benefit for income taxes consists of the following (in thousands):

	2006	2005	2004
Current:
U.S. Federal tax	$-	$-	$-
State taxes	76	(23)	4
	76	(23)	4
Deferred:
U.S. Federal tax	(70)	(279)	(279)
State taxes	-	-	-
	(70)	(279)	(279)
	$6	$(302)	$(275)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005	2004
Deferred tax assets:
Basis of investments in affiliates	$28,808	$28,808	$28,808
Depreciation and amortization	2,449	915	-
Deferred revenue	589	743	1,000
Stock compensation	9,328	8,319	8,231
Accrued liabilities and other	380	767	1,022
Write-off of investments	1,842	1,842	1,842
Net operating loss and capital loss carryforwards and credits	65,490	59,753	54,278
Total deferred tax assets	108,886	101,147	95,181
Less: valuation allowance	(106,062)	(100,501)	(94,118)
Deferred tax assets, net of valuation allowance	2,824	646	1,063
Deferred tax liabilities:
Depreciation and amortization	-	-	(197)
Intangibles	(2,824)	(3,347)	(3,847)

Deferred tax liabilities	-	(3,347)	(4,044)

Net deferred tax liabilities	$-	$(2,701)	$(2,981)

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2006, the Acacia Technologies group reduced its patents and deferred tax liability by $691,000, which were initially recorded in fiscal 2002, to reflect the reduction in its income tax valuation allowance after consideration of the deferred tax liability. As of March 31, 2006, the CombiMatrix group reduced its goodwill and deferred tax liability balances by $1,941,000, which were initially recorded in fiscal 2000, to reflect the reduction in its income tax valuation allowance after consideration of the deferred tax liability.

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2006	2005	2004
Statutory federal tax rate	(34%)	(34%)	(34%)
Stock-based compensation	3%	-	-
Tax exempt interest	-	-	(1%)
Goodwill impairment	-	1%	-
Non deductible permanent items	(2%)	(2%)	(1%)
Intangibles	-	-	-
Tax credits and other	(2%)	2%	(9%)
Other	2%	-	-
Valuation allowance	33%	31%	40%
	(0%)	(2%)	(5%)

At December 31, 2006, Acacia Research Corporation has consolidated net deferred tax assets totaling approximately $106,062,000, which are fully offset by a valuation allowance due to management’s determination that the criteria for recognition have not been met.

At December 31, 2006, consolidated U.S. Federal and state income tax net operating loss carry forwards (“NOLs”), excluding NOLs related to subsidiaries for which we do not file a consolidated tax return, were approximately $170,783,000 and $54,700,000, respectively, expiring between 2010 and 2026, and 2007 and 2016, respectively. In addition, we had consolidated tax credit carryforwards of approximately $4,014,000. The amount of the CombiMatrix Corporation NOLs and tax credits acquired in 2002, totaling approximately $65,064,000 (expiring between 2010 and 2022) and $1,981,000, respectively, that can be utilized annually to offset future taxable income or tax liability has been limited under the Internal Revenue Code due to the ownership change resulting from our December 2002 increase in ownership interest in CombiMatrix Corporation to 100%.

As of December 31, 2006, the aggregate tax NOLs at other subsidiaries for which we do not file a consolidated tax return are approximately $21,164,000 for federal income tax purposes, expiring between 2010 and 2025. However, the use of these NOLs is limited to the separate earnings of the respective subsidiaries. In addition, ownership changes may also restrict the use of NOLs and tax credits.

Had the Acacia Technologies group and the CombiMatrix group each filed separate tax returns, the provision (benefit) for income taxes and division net income (loss) would not have differed from the amounts reported in Acacia Research Corporation’s statement of operations and comprehensive loss for the periods presented.

As of December 31, 2005, approximately $9,081,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia Research Corporation’s NOLs. At such time as the valuation allowance is released, the benefit will be credited to additional paid-in capital.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The assets and liabilities of the discontinued operations at December 31, 2006 and 2005 consist primarily of $38,000 and $741,000 of cash and cash equivalents and lease deposits and $44,000 and $144,000 of accounts payable and accrued expenses, respectively.

13.  STOCK-BASED INCENTIVE PLANS

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
Director Fee Option Grant Program. If this program is put into effect in the future, it will allow non-employee members of our board of directors the opportunity to apply a portion of any retainer fee otherwise payable to them in cash each year to the acquisition of special below-market option grants.

The authorized number of shares of common stock subject to the AR-Acacia Technologies Group Plan is 7,208,000 shares. The authorized number of shares of common stock subject to the AR-CombiMatrix Group Plan is 10,910,000 shares. The number of shares of common stock available for issuance under the AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan automatically increases on the first trading day of January each calendar year during the term of the Plan by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 500,000 shares for the AR-Acacia Technologies Group Plan and 600,000 shares for the AR-CombiMatrix Group Plan. The aggregate number of shares of common stock available for issuance under either Plan shall not exceed 20,000,000 shares. At December 31, 2006, shares available for grant are 13,000 and 1,528,000 under the AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan, respectively. The AR-Acacia Technologies Group Plan and the AR-CombiMatrix Group Plan do not segregate the number of securities remaining available for future issuance among stock options and other awards. The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. Upon the exercise of stock options or the granting of restricted stock, it is Acacia Research Corporation’s policy to issue new shares of the respective class of common stock.

Our board of directors may amend or modify the incentive plans at any time, subject to any required stockholder approval. The incentive plans will terminate no later than the tenth anniversary of the approval of the incentive plans by our stockholders. In December 2006, Acacia Research Corporation’s board of directors approved an amendment to the 2002 CombiMatrix Stock Incentive Plan and the CombiMatrix 2000 Stock Awards Plan (the “Plans”) to include the planned split-off of CombiMatrix Corporation, as discussed at Note 1, as a change in control under the terms of the Plans.

The following summarizes stock-based compensation activities under our plans:

AR-Acacia Technologies Stock:	Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2003	5,139,000	$8.29
Granted	913,000	$4.63
Exercised	(155,000)	$4.04
Forfeited	(130,000)	$5.55
Expired	(41,000)	$18.86
Balance at December 31, 2004	5,726,000	$7.81
Granted	603,000	$5.84
Exercised	(134,000)	$2.27
Forfeited	(55,000)	$3.13
Expired	(163,000)	$12.80
Outstanding at December 31, 2005	5,977,000	$7.64
Granted	465,000	$7.75
Exercised	(390,000)	$3.78
Forfeited	(94,000)	$6.12
Outstanding at December 31, 2006	5,958,000	$7.93	5.7 years	$39,408,000
Vested and Expected to vest at December 31, 2006	5,932,000	$7.94	5.3 years	$39,198,000
Exercisable at December 31, 2006	4,952,000	$8.40	5.2 years	$31,588,000

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was $5.35, $4.17 and $3.49, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $3,463,000, $464,000 and $327,000, respectively. The fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $3,960,000, $1,455,000, and $2,616,000, respectively. As of December 31, 2006, the total unrecognized compensation expense related to nonvested stock option awards was $2,740,000, which is expected to be recognized over a weighted-average term of approximately 1.7 years.

A summary of the status of AR-Acacia Technologies nonvested restricted shares as of December 31, 2006, and changes during the year ended December 31, 2006, is as follows:

AR-Acacia Technologies Stock:	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested restricted stock at January 1, 2005	-
Granted	338,000	$5.07
Vested	-
Forfeited	-
Nonvested restricted stock at December 31, 2005	338,000	$5.07
Granted	143,000	$11.87
Vested	(30,000)	$7.16
Forfeited	(23,000)	$6.75
Nonvested restricted stock at December 31, 2006	428,000	$7.10

As of December 31, 2006, the total unrecognized compensation expense related to nonvested restricted stock awards was $1,640,000, which is expected to be recognized over a weighted-average period of approximately 8 months. The total fair value of shares vested during the year ended December 31, 2006 was $215,000. There are no restricted share grants outstanding under the AR-CombiMatrix Group Plan.

AR-CombiMatrix Stock:	Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2003	6,617,000	$7.28
Granted	1,173,000	$5.79
Exercised	(1,023,000)	$3.19
Forfeited	(316,000)	$5.93
Expired	(219,000)	$15.64
Balance at December 31, 2004	6,232,000	$7.44
Granted	1,010,000	$2.95
Exercised	(6,000)	$1.95
Forfeited	(101,000)	$3.66
Expired	(210,000)	$8.43
Outstanding at December 31, 2005	6,925,000	$6.82
Granted	1,839,000	$1.41
Forfeited	(305,000)	$2.36
Expired	(391,000)	$6.53
Outstanding at December 31, 2006	8,068,000	$5.77	6.1 years	-
Vested and Expected to Vest at December 31, 2006	7,956,000	$5.82	5 years	-
Exercisable at December 31, 2006	6,044,000	$7.09	5 years	-

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was $1.03, $2.08 and $4.44, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2004 was $4,000 and $2,439,000, respectively. The fair value of options vested during the years ended December 31, 2006, 2005 and 2004 was $2,561,000, $3,267,000 and $8,055,000, respectively. As of December 31, 2006, the total unrecognized compensation expense related to nonvested stock option awards was $2,141,000, which is expected to be recognized over a weighted-average term of approximately 9 months.

At December 31, 2006, Acacia Research Corporation and its separate operating groups continue to record a full valuation allowance against net deferred tax assets due to management’s determination that the criteria for recognition have not been met. As such, the implementation and subsequent accounting for stock based awards under SFAS No. 123R did not have an impact on Acacia Research Corporation’s or the separate group’s deferred taxes or related tax provisions for the periods presented.

CombiMatrix Molecular Diagnostics 2005 Stock Award Plan

CombiMatrix Corporation’s wholly owned subsidiary, CMDX, executed the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan (the "CMDX Plan") with plan provisions and terms similar to that of the AR-CombiMatrix Group Plan, as described above. The authorized number of shares of common stock subject to the CMDX Plan is 4,000,000 shares. At December 31, 2006, shares available for grant under the CMDX Plan were 2,193,000. A summary of option activity under CMDX Plan for the year ended December 31, 2006 is as follows:

CMDX Stock:	Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2005	-
Granted	1,692,000	$0.10
Exercised	-
Forfeited	-
Expired	-
Outstanding at December 31, 2005	1,692,000	$0.10
Granted	943,000	$0.50
Exercised	-	-
Forfeited	(752,000)	$0.10
Expired	(76,000)	$0.10
Outstanding at December 31, 2006	1,807,000	$0.31	9 years	$357,000
Vested and Expected to Vest at December 31, 2006	1,602,000	$0.31	8.9 years	$319,000
Exercisable at December 31, 2006	523,000	$0.26	8.9 years	$129,000

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2006 and 2005 was $0.37 and $.07, respectively. The fair value of options vested during the year ended December 31, 2006 was $99,000. The fair value of options vested during the year ended December 31, 2005 was immaterial. As of December 31, 2006, the total unrecognized compensation expense related to nonvested stock option awards was $233,000, which is expected to be recognized over a weighted-average term of approximately 2.5 years. Total stock compensation expense recognized for the year ended December 31, 2006 was not material.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other

Stock option expense reflected in the consolidated statement of operations related to stock options issued to the CombiMatrix group’s scientific advisory board members is accounted for under the fair value method required by EITF 96-18:  “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and related interpretations. The fair value of options granted to scientific advisory board members was determined using the Black-Scholes option-pricing model with weighted-average assumptions consistent with those disclosed at Note 2 under “Stock-Based Compensation.” At December 31, 2006, included in the AR-CombiMatrix stock table above, are 143,000 options outstanding held by non-employees (with a weighed average exercise price of $4.08), of which 125,000 options were vested and exercisable (with a weighted-average exercise price of $4.13). Stock compensation charges (credits) related to non-employee stock awards was not material for the periods presented.

In the third quarter of 2006, the CombiMatrix group issued 50,000 shares of fully vested restricted stock to a third-party consultant in consideration for consulting services performed, resulting in a stock compensation charge of $94,000.

14.  COMMITMENTS AND CONTINGENCIES

Operating Leases

We lease certain office furniture and equipment and laboratory and office space under various operating lease agreements expiring over the next 6 years. Minimum annual rental commitments on operating leases having initial or remaining non-cancelable lease terms in excess of one year are as follows (in thousands):

Year
2007	$1,205
2008	1,084
2009	1,121
2010	1,086
2011	783
Thereafter	131
Total minimum lease payments	$5,410

Rent expense in 2006, 2005 and 2004 was approximately $2,443,000, $2,408,000 and $2,241,000, respectively. Under the terms of the CombiMatrix group’s lease arrangements, a security deposit in the form of a $1,500,000 letter of credit was issued to the landlord. On February 1, 2007, the CombiMatrix group executed an amendment to its operating lease for office and laboratory space, reducing the space leased to 30,724 square feet from 90,111 square feet, reducing its future annual lease commitment by approximately 80%, and reducing its letter of credit to $1,000,000, which will be reduced by $40,000 per month to a floor amount of $300,000 by October 2008. In addition, the lease amendment extends the CombiMatrix group’s lease term to October 2010, however, under the terms of the lease amendment, the CombiMatrix group is able to terminate the lease as of the original termination date of October 31, 2008, if notice is provided to the landlord by July 31, 2008.

Collaborative and Research Agreements

On February 8, 2006, the CombiMatrix group executed a one-year, $2.1 million contract with the DoD to further the development of the CombiMatrix group's array technology for the electrochemical detection of biological and chemical threat agents. Under the terms of this contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $2.1 million. As of December 31, 2006, the CombiMatrix group had incurred $1.3 million in actual contract costs for the electrochemical detection contract. In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the DoD to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents. This contract was completed in December 2005.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 9, 2006, the CombiMatrix group executed a two-year, $1.9 million contract with the DoD, focusing on the integration of its electrochemical detection technology currently under development with the CombiMatrix group’s microfluidics “lab-on-a-chip” technology to be used for military and homeland security applications. Under the terms of this contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $1.9 million. As of December 31, 2006, the CombiMatrix group had incurred $190,000 in actual contract costs for the microfluidics contract.

As disclosed in Note 6, the CombiMatrix group entered into an agreement with Leuchemix to purchase a total of $4,000,000 of Series A Preferred Stock of Leuchemix over a two-year period. As of December 31, 2005, future contractual cash investments totaled Leuchemix were $2,150,000, all of which were made as of October 2, 2006. There are no future commitments to purchase Leuchemix capital as of October 2, 2006.

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

In connection with the Acacia Technologies group’s licensing and enforcement activities, the Acacia Technologies group may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law. These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained by the Acacia Technologies group. In instances where the Acacia Technologies group does not recover license fees from potential infringers, no contingent legal fees are paid; however, the Acacia Technologies group may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement. Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained by the Acacia Technologies group are expensed as incurred and included in liabilities in the statement of financial condition.

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

On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, CombiMatrix Corporation agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement were $37,500 per quarter for the period from October 1, 2003 through October 1, 2004, and $25,000 per quarter thereafter until the patents expire in 2018. Also, pursuant to the settlement agreement, CombiMatrix Corporation issued to Nanogen 4,016,346 shares, or 17.5% of its outstanding shares post-issuance, subject to an anti-dilution provision related to the exercise of CombiMatrix Corporation options and warrants that were outstanding on the effective date of the agreement, for a period of up to three years.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Royalties recognized under the settlement agreement for the years ended December 31, 2006, 2005 and 2004 were $348,000, $217,000 and $138,000, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations. Patent amortization and royalties for the CombiMatrix group relate to costs of product sales.

During the years ended December 31, 2005 and 2004, the CombiMatrix group recorded net non-cash charges (credits) totaling ($406,000) and $812,000, respectively, in connection with the anti-dilution provisions of the settlement agreement. The non-cash charges (credits) reflect changes in management’s estimate of the fair value of AR-CombiMatrix stock issued to Nanogen, Inc. as a result of certain options and warrants exercised during 2004 and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date. The liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and was reflected as a long-term liability. The anti-dilution provisions of the settlement agreement expired in September 2005, resulting in a net non-cash credit of $211,000 from the reversal of the related liability as of that date. There are no future stock-based obligations to Nanogen.

V-Chip Technology

In October 2005, all V-chip related litigation activities were concluded with no material effect on the Acacia Technologies group’s financial position, results of operations or cash flows. Results for the year ended December 31, 2005 include $225,000 in final V-chip related inventor royalties expense.

As a result of the conclusion of the Acacia Technologies group’s V-chip litigation in August 2004, the Acacia Technologies group recognized $1,500,000 of V-chip related deferred license fee revenues and $668,000 of V-chip related deferred legal costs in the third quarter of 2004.

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

15.  RETIREMENT SAVINGS PLANS

The Acacia Technologies group and the CombiMatrix group have separate employee savings and retirement plans under section 401(k) of the Internal Revenue Code (the “Plans”). The Plans are defined contribution plans in which eligible employees may elect to have a percentage of their compensation contributed to the Plans, subject to certain guidelines issued by the Internal Revenue Service. The Acacia Technologies group and the CombiMatrix group may contribute to the Plans at the discretion of Acacia Research Corporation’s board of directors. There were no contributions made by the Acacia Technologies group or by the CombiMatrix group during the years ended December 31, 2006, 2005 and 2004.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Consolidating Balance Sheets (In thousands)
	At December 31, 2006				At December 31, 2005
	Acacia				Acacia
	Technologies	CombiMatrix			Technologies	CombiMatrix
	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$32,215	$7,829	$-	$40,044	$14,498	$5,666	$-	$20,164
Short-term investments	12,783	6,513	-	19,296	24,462	14,547	-	39,009
Accounts receivable	269	605	-	874	4,421	911	-	5,332
Prepaid expenses, inventory and other assets	1,187	605	-	1,792	1,406	709	-	2,115
Receivable from CombiMatrix group	380	-	(380)	-	-	-	-	-

Total current assets	46,834	15,552	(380)	62,006	44,787	21,833	-	66,620

Property and equipment, net of accumulated depreciation	221	1,785	-	2,006	121	2,363	-	2,484
Patents and licenses, net of accumulated amortization	18,515	7,292	-	25,807	23,786	7,926	-	31,712
Goodwill	121	16,918	-	17,039	121	18,859	-	18,980
Other assets	79	2,667	-	2,746	78	1,560	-	1,638

	$65,770	$44,214	$(380)	$109,604	$68,893	$52,541	$-	$121,434

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable, accrued expenses and other	$2,201	$2,846	$-	$5,047	$1,441	$2,483	$-	$3,924
Royalties and legal fees payable	1,684	-	-	1,684	3,758	-	-	3,758
Current portion of deferred revenues	360	365	-	725	639	165	-	804
Payable to Acacia Technologies group	-	380	(380)	-	-	-	-	-

Total current liabilities	4,245	3,591	(380)	7,456	5,838	2,648	-	8,486

Deferred income taxes	-	-	-	-	726	1,975	-	2,701
Deferred revenues, net of current portion	-	1,076	-	1,076	-	1,439	-	1,439
Warrant liability	-	6,732	-	6,732	-	1,381	-	1,381
Other liabilities	31	-	-	31	83	-	-	83

Total liabilities	4,276	11,399	(380)	15,295	6,647	7,443	-	14,090

Minority interests	-	-	-	-	443	4	-	447

Redeemable stockholders' equity:
AR - Acacia Technologies stock	61,494	-	-	61,494	61,803	-	-	61,803
AR - CombiMatrix stock	-	32,815	-	32,815	-	45,094	-	45,094

Total stockholders' equity	61,494	32,815	-	94,309	61,803	45,094	-	106,897

	$65,770	$44,214	$(380)	$109,604	$68,893	$52,541	$-	$121,434

NOTE: Segment information for the Acacia Technologies group includes discontinued operations related to Soundbreak.com. Refer to Note 12.

Consolidating Statements of Operations (In thousands)

	2006			2005
	Acacia			Acacia
	Technologies	CombiMatrix		Technologies	CombiMatrix
	Group	Group	Consolidated	Group	Group	Consolidated
Revenues:
Collaboration agreements and government contracts	$-	$2,074	$2,074	$-	$6,115	$6,115
License fees	34,825	-	34,825	19,574	-	19,574
Products and service contracts	-	3,666	3,666	-	1,918	1,918
Total revenues	34,825	5,740	40,565	19,574	8,033	27,607

Operating expenses:
Cost of government contract revenues	-	1,959	1,959	-	3,683	3,683
Cost of product sales	-	1,258	1,258	-	820	820
Research and development expenses (including
non-cash stock compensation expense)	-	9,485	9,485	-	5,783	5,783
Marketing, general and administrative expenses
(including non-cash stock compensation expense)	14,256	12,707	26,963	8,099	9,827	17,926
Legal expenses - patents	4,780	-	4,780	2,468	-	2,468
Inventor royalties and contingent legal fees
expense - patents	17,159	-	17,159	11,106	-	11,106
Inventor royalties - V-chip	-	-	-	225	-	225
Goodwill impairment charge	-	-	-	-	565	565
Write-off of patent-related intangible asset	297	-	297	-	-	-
Amortization of patents and royalties	5,313	1,482	6,795	4,922	1,312	6,234
Legal settlement charges (gains)	-	-	-	-	(406)	(406)
Loss from equity investment	-	1,036	1,036	-	352	352
Total operating expenses	41,805	27,927	69,732	26,820	21,936	48,756
Operating income (loss)	(6,980)	(22,187)	(29,167)	(7,246)	(13,903)	(21,149)

Other income (expense):
Interest and investment income	1,524	523	2,047	1,071	523	1,594
Loss on sale of interest in subsidiary	-	(84)	(84)	-	-	-
Warrant (charges) gains	-	1,754	1,754	-	812	812
Total other income	1,524	2,193	3,717	1,071	1,335	2,406

Income (loss) from continuing operations before
income taxes and minority interests	(5,456)	(19,994)	(25,450)	(6,175)	(12,568)	(18,743)
(Provision) benefit for income taxes	(40)	34	(6)	135	167	302
Income (loss) from continuing operations before
income taxes	(5,496)	(19,960)	(25,456)	(6,040)	(12,401)	(18,441)
Minority interests	-	-	-	2	-	2
Income (loss) from continuing operations	(5,496)	(19,960)	(25,456)	(6,038)	(12,401)	(18,439)
Discontinued operations:
Estimated loss on disposal of discontinued operations	-	-	-	(237)	-	(237)
Net income (loss)	$(5,496)	$(19,960)	$(25,456)	$(6,275)	$(12,401)	$(18,676)

(continued)

	2004
	Acacia
	Technologies	CombiMatrix
	Group	Group	Consolidated
Revenues:
Collaboration agreements and government contracts	$-	$19,295	$19,295
License fees	4,284	-	4,284
Products and service contracts	-	346	346
Total revenues	4,284	19,641	23,925

Operating expenses:
Cost of government contract revenues	-	1,874	1,874
Cost of product sales	-	173	173
Research and development expenses (including non-cash stock
compensation expense)	-	5,385	5,385
Marketing, general and administrative expenses (including non-cash
stock compensation expense)	5,049	9,902	14,951
Legal expenses - patents	3,133	-	3,133
Inventor royalties and contingent legal fees expense - patents	-	-	-
Inventor royalties - V-chip	-	-	-
Goodwill impairment charge	1,656	-	1,656
Write-off of patent-related intangible asset	-	-	-
Amortization of patents and royalties	501	1,234	1,735
Legal settlement charges (gains)	-	812	812
Loss from equity investment	-	17	17
Total operating expenses	10,339	19,397	29,736
Operating income (loss)	(6,055)	244	(5,811)

Other income (expense):
Interest and investment income	471	330	801
Loss on sale of interest in subsidiary	-	-	-
Warrant (charges) gains	-	-	-
Total other income	471	330	801

Income (loss) from continuing operations before income taxes
and minority interests	(5,584)	574	(5,010)
(Provision) benefit for income taxes	139	136	275

Income (loss) from continuing operations before minority interests	(5,445)	710	(4,735)

Minority interests	6	-	6
Income (loss) from continuing operations	(5,439)	710	(4,729)

Discontinued operations:

Estimated loss on disposal of discontinued operations	(104)	-	(104)
Net income (loss)	$(5,543)	$710	$(4,833)

Consolidating Statements of Cash Flows (In thousands)

	Year Ended December 31, 2006				Year Ended December 31, 2005
	Acacia				Acacia
	Technologies	CombiMatrix			Technologies	CombiMatrix
	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(5,496)	$(19,960)	$-	$(25,456)	$(6,275)	$(12,401)	$-	$(18,676)
Adjustments to reconcile net income (loss) to net
cash used in operating activities:
Depreciation and amortization	5,392	2,025	-	7,417	4,981	2,183	-	7,164
Minority interests	-	-	-	-	(2)	-	-	(2)
Non-cash stock compensation	3,946	2,357	-	6,303	356	(159)	-	197
Deferred income taxes	(36)	(34)	-	(70)	(143)	(137)	-	(280)
Non-cash warrant charges (gains)	-	(1,754)	-	(1,754)	-	(812)	-	(812)
Non-cash legal settlement charges (gains)	-	-	-	-	-	(406)	-	(406)
Non-cash impairment charge	-	-	-	-	-	565	-	565
Loss on disposal of discontinued operations	-	-	-	-	237	-	-	237
Write-off of patent-related intangible asset	297	-	-	297	-	-	-	-
Loss from equity investments	-	1,036	-	1,036	-	352	-	352
Loss on sale of interest in subsidiary	-	84	-	84	-	-	-	-
Stock issued to consultant	-	94	-	94	-	-	-	-
Other	(96)	243	-	147	-	(79)	-	(79)
Changes in assets and liabilities, excluding effect
of business acquisition:
Accounts receivable	4,152	288	-	4,440	(4,228)	(568)	-	(4,796)
Prepaid expenses, inventory and other assets	(530)	104	380	(46)	(643)	(180)	(119)	(942)
Accounts payable, accrued expenses and other	819	483	(380)	922	(729)	301	119	(309)
Royalties and legal fees payable	(2,074)	-	-	(2,074)	3,758	-	-	3,758
Deferred revenues	(279)	(111)	-	(390)	211	(2,355)	-	(2,144)

Net cash provided by (used in) operating
activities from continuing operations	6,095	(15,145)	-	(9,050)	(2,477)	(13,696)	-	(16,173)
Net cash provided by (used in) operating
activities from discontinued operations	264	-	-	264	(513)	-	-	(513)
Net cash provided by (used in) operating activities	6,359	(15,145)	-	(8,786)	(2,990)	(13,696)	-	(16,686)

Cash flows from investing activities:
Purchase of property and equipment	(179)	(536)	-	(715)	(75)	(1,325)	-	(1,400)
Purchase of available-for-sale investments	(16,409)	(5,537)	-	(21,946)	(39,919)	(36,771)	-	(76,690)
Sale of available-for-sale investments	28,147	13,573	-	41,720	33,141	43,086	-	76,227
Business acquisition	(16)	-	-	(16)	(5,796)	-	-	(5,796)
Purchase of additional interests in equity
method investee	-	(2,150)	-	(2,150)	-	(1,600)	-	(1,600)
Patent acquisition costs	(1,030)	-	-	(1,030)	(445)	-	-	(445)
Sale of interest in subsidiary (net of cash disposed)	-	(369)	-	(369)	-	-	-	-

Net cash provided by (used in) investing
activities from continuing operations	10,513	4,981	-	15,494	(13,094)	3,390	-	(9,704)
Net cash used in investing activities from
discontinued operations	(353)	-	-	(353)	-	-	-	-
Net cash provided by (used in) investing activities	10,160	4,981	-	15,141	(13,094)	3,390	-	(9,704)

Cash flows from financing activities:
Net cash attributed to the Acacia Technologies group	1,198	-	-	1,198	19,657	-	-	19,657
Net cash attributed to the CombiMatrix group	-	12,327	-	12,327	-	12,914	-	12,914

Net cash provided by (used in) financing activities	1,198	12,327	-	13,525	19,657	12,914	-	32,571

Effect of exchange rate on cash	-	-	-	-	-	73	-	73

Increase (decrease) in cash and cash equivalents	17,717	2,163	-	19,880	3,573	2,681	-	6,254

Cash and cash equivalents, beginning	14,498	5,666	-	20,164	10,925	2,985	-	13,910

Cash and cash equivalents, ending	$32,215	$7,829	$-	$40,044	$14,498	$5,666	$-	$20,164

(continued)

	Year Ended December 31, 2004
	Acacia
	Technologies	CombiMatrix
	Group	Group	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(5,543)	$710	$-	$(4,833)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	551	2,200	-	2,751
Minority interests	-	-	-	-
Non-cash stock compensation	-	754	-	754
Deferred income taxes	(143)	(136)	-	(279)
Non-cash warrant charges (gains)	-	-	-	-
Non-cash legal settlement charges (gains)	-	812	-	812
Non-cash impairment charge	1,656	-	-	1,656
Loss on disposal of discontinued operations	104	-	-	104
Write-off of patent-related intangible asset	-	-	-	-
Loss from equity investments	-	17	-	17
Loss on sale of interest in subsidiary	-	-	-	-
Stock issued to consultant	-	-	-	-
Other	22	43	-	65
Changes in assets and liabilities, excluding effect of business acquisition:
Accounts receivable	(69)	(154)	-	(223)
Prepaid expenses, inventory and other assets	654	135	20	809
Accounts payable, accrued expenses and other	712	481	(20)	1,173
Royalties and legal fees payable	-	-	-	-
Deferred revenues	(1,176)	(16,446)	-	(17,622)

Net cash provided by (used in) operating activities from continuing operations	(3,232)	(11,584)	-	(14,816)
Net cash provided by (used in) operating activities from discontinued operations	(727)	-	-	(727)
Net cash provided by (used in) operating activities	(3,959)	(11,584)	-	(15,543)

Cash flows from investing activities:
Purchase of property and equipment	(81)	(810)	-	(891)
Purchase of available-for-sale investments	(9,239)	(50,143)	-	(59,382)
Sale of available-for-sale investments	9,004	42,755	-	51,759
Business acquisition	-	-	-	-
Purchase of additional interests in equity method investee	-	(250)	-	(250)
Patent acquisition costs	-	-	-	-
Sale of interest in subsidiary (net of cash disposed)	-	-	-	-
Other	(5)	-	-	(5)

Net cash provided by (used in) investing activities from
continuing operations	(321)	(8,448)	-	(8,769)
Net cash used in investing activities from discontinued operations	(198)	-	-	(198)
Net cash provided by (used in) investing activities	(519)	(8,448)	-	(8,967)

Cash flows from financing activities:
Net cash attributed to the Acacia Technologies group	(305)	-	-	(305)
Net cash attributed to the CombiMatrix group	-	19,227	-	19,227

Net cash provided by (used in) financing activities	(305)	19,227	-	18,922

Effect of exchange rate on cash	-	(17)	-	(17)

Increase (decrease) in cash and cash equivalents	(4,783)	(822)	-	(5,605)

Cash and cash equivalents, beginning	15,708	3,807	-	19,515

Cash and cash equivalents, ending	$10,925	$2,985	$-	$13,910

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid by Acacia Research Corporation for income taxes was not material for the periods presented. Refer to Note 8 for a summary of the Acacia Technologies group’s non cash investing activities in connection with the GPH Acquisition. Refer to Note 7 for goodwill impairment charges, and other non-cash reductions in intangibles during the periods presented.

18.  QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth unaudited consolidated statement of operations data for the eight quarters in the period ended December 31, 2006. This information has been derived from our unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Our quarterly results have been in the past and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

QUARTERLY FINANCIAL DATA (unaudited)

	Quarter Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006	Mar. 31, 2005	Jun. 30, 2005	Sep. 30, 2005	Dec. 31, 2005
	(In thousands, except share and per share information)
	(Unaudited)

Revenues:
Research and development contracts	$-	$-	$-	$-	$-	$-	$-	$2,266
License fees	4,717	14,371	8,424	7,313	1,863	2,682	6,783	8,246
Government contracts	264	574	725	511	731	1,281	973	864
Service contracts	57	60	151	120	60	9	37	47
Products	924	1,158	968	228	278	567	453	467
Total revenues	5,962	16,163	10,268	8,172	2,932	4,539	8,246	11,890
Operating expenses	14,842	20,457	17,056	17,377	8,015	10,403	14,383	15,955
Operating income (loss)	(8,880)	(4,294)	(6,788)	(9,205)	(5,083)	(5,864)	(6,137)	(4,065)
Other income (expenses)	(1,284)	2,021	1,414	1,566	273	383	597	1,153
Income (loss) from continuing operations before
income taxes and minority interests	(10,164)	(2,273)	(5,374)	(7,639)	(4,810)	(5,481)	(5,540)	(2,912)
Benefit (provision) for income taxes	66	(70)	(2)	-	70	64	98	70
Income (loss) from continuing operations before
minority interests	(10,098)	(2,343)	(5,376)	(7,639)	(4,740)	(5,417)	(5,442)	(2,842)
Minority interests	-	-	-	-	-	-	1	1
Income (loss) from continuing operations	(10,098)	(2,343)	(5,376)	(7,639)	(4,740)	(5,417)	(5,441)	(2,841)
Loss from discontinued operations	-	-	-	-	(210)	-	-	(27)
Net income (loss)	$(10,098)	$(2,343)	$(5,376)	$(7,639)	$(4,950)	$(5,417)	$(5,441)	$(2,868)

Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
Earnings (loss) from continuing operations	$(2,409)	$1,099	$(1,049)	$(3,137)	$(1,664)	$(1,760)	$(1,558)	$(1,056)
Basic and diluted earnings (loss) per share	(0.09)	0.04	(0.04)	(0.11)	(0.07)	(0.06)	(0.06)	(0.04)
Loss from discontinued operations	$-	$-	$-	$-	$(210)	$-	$-	$(27)
Basic and diluted loss per share	-	-	-	-	(0.01)	-	-	(0.00)
Net income (loss)	$(2,409)	$1,099	$(1,049)	$(3,137)	$(1,874)	$(1,760)	$(1,558)	$(1,083)
Basic and diluted loss per share	(0.09)	0.04	(0.04)	(0.11)	(0.08)	(0.06)	(0.06)	(0.04)

Attributable to the CombiMatrix group:
Net loss	$(7,689)	$(3,442)	$(4,327)	$(4,502)	$(3,076)	$(3,657)	$(3,883)	$(1,785)
Basic and diluted loss per share	(0.20)	(0.09)	(0.11)	(0.10)	(0.10)	(0.12)	(0.12)	(0.05)

Weighted average shares:
Acacia Research - Acacia Technologies stock:
Basic	27,400,857	27,507,024	27,567,848	27,708,902	24,558,419	27,271,416	27,302,693	27,352,312
Diluted	27,400,857	30,324,732	27,567,848	27,708,902	24,558,419	27,271,416	27,302,693	27,352,312
Acacia Research - CombiMatrix stock:
Basic and diluted	38,992,402	39,018,844	40,209,640	44,120,736	31,200,496	31,200,984	33,239,726	38,992,402

Market price per share - Acacia Technologies stock:
High	$9.00	$14.65	$14.95	$15.58	$6.05	$6.24	$6.25	$7.83
Low	$6.65	$8.85	$9.31	$11.05	$4.89	$4.45	$4.38	$5.85

Market price per share - CombiMatrix stock:
High	$2.90	$2.75	$1.68	$1.07	$4.08	$3.05	$2.60	$2.59
Low	$1.34	$1.45	$0.96	$0.70	$2.14	$2.15	$1.55	$1.29

Acacia Technologies Group
(A Division of Acacia Research Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Acacia Research Corporation:

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Acacia Technologies Group (a division of Acacia Research Corporation as described in Note 1) at December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Acacia Research Corporation’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Acacia Technologies group changed the manner in which it accounts for share-based compensation in 2006.

As more fully described in Note 1 to the financial statements, Acacia Technologies group is a division of Acacia Research Corporation; accordingly, the financial statements of Acacia Technologies group should be read in conjunction with the consolidated financial statements of Acacia Research Corporation.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Orange County, California
March 12, 2007

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$32,215	$14,498
Short-term investments	12,783	24,462
Accounts receivable	269	4,421
Prepaid expenses and other assets	1,187	1,406
Receivable from CombiMatrix group	380	-

Total current assets	46,834	44,787

Property and equipment, net of accumulated depreciation	221	121
Patents, net of accumulated amortization	18,515	23,786
Goodwill	121	121
Other assets	79	78

	$65,770	$68,893

LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
Accounts payable and accrued expenses	$2,201	$1,441
Royalties and legal fees payable	1,684	3,758
Deferred revenues	360	639

Total current liabilities	4,245	5,838

Deferred income taxes	-	726
Other liabilities	31	83

Total liabilities	4,276	6,647

Minority interests	-	443

Commitments and contingencies (Note 10)

Allocated net worth:
Funds allocated by Acacia Research Corporation	149,274	144,087
Accumulated net losses	(87,780)	(82,284)

Total allocated net worth	61,494	61,803

	$65,770	$68,893

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF OPERATIONS
(In thousands)

	2006	2005	2004
Revenues:
License fees	$34,825	$19,574	$4,284

Total revenues	34,825	19,574	4,284
Operating expenses:
Marketing, general and administrative expenses (including non-cash stock
compensation expense of $3,946 for 2006, $356 for 2005 and $0 for 2004)	14,256	8,099	5,049
Legal expenses - patents	4,780	2,468	3,133
Inventor royalties and contingent legal fees expense - patents	17,159	11,106	-
Inventor royalties - V-chip	-	225	-
Goodwill impairment charge	-	-	1,656
Write-off of patent-related intangible asset	297	-	-
Amortization of patents	5,313	4,922	501

Total operating expenses	41,805	26,820	10,339

Operating loss	(6,980)	(7,246)	(6,055)
Other income:
Interest and investment income	1,524	1,071	471

Total other income	1,524	1,071	471
Loss from continuing operations before income taxes and
minority interests	(5,456)	(6,175)	(5,584)
(Provision) benefit for income taxes	(40)	135	139

Loss from continuing operations before minority interests	(5,496)	(6,040)	(5,445)

Minority interests	-	2	6

Loss from continuing operations	(5,496)	(6,038)	(5,439)
Discontinued operations:
Estimated loss on disposal of discontinued operations	-	(237)	(104)

Division net loss	$(5,496)	$(6,275)	$(5,543)

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF ALLOCATED NET WORTH
(In thousands)

Balance at December 31, 2003	$34,663
Net assets attributed to the Acacia Technologies group	(312)
Division net loss	(5,543)
Balance at December 31, 2004	28,808
Net assets attributed to the Acacia Technologies group	39,270
Division net loss	(6,275)
Balance at December 31, 2005	61,803
Net assets attributed to the Acacia Technologies group	5,187
Division net loss	(5,496)
Balance at December 31, 2006	$61,494

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Division net loss	$(5,496)	$(6,275)	$(5,543)
Adjustments to reconcile division net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization	5,392	4,981	551
Minority interests	-	(2)	-
Non-cash stock compensation	3,946	356	-
Deferred income taxes	(36)	(143)	(143)
Non-cash impairment charge	-	-	1,656
Loss on disposal of discontinued operations	-	237	104
Write-off of patent-related intangible asset	297	-	-
Other	(96)	-	22
Changes in assets and liabilities, excluding effect of business acquisitions:
Accounts receivable	4,152	(4,228)	(69)
Prepaid expenses and other assets	(530)	(643)	654
Accounts payable and accrued expenses	819	(729)	712
Royalties and legal fees payable	(2,074)	3,758	-
Deferred revenues	(279)	211	(1,176)

Net cash provided by (used in) operating activities from continuing operations	6,095	(2,477)	(3,232)
Net cash provided by (used in) operating activities from discontinued operations	264	(513)	(727)
Net cash provided by (used in) operating activities	6,359	(2,990)	(3,959)

Cash flows from investing activities:
Purchase of property and equipment	(179)	(75)	(81)
Purchase of available-for-sale investments	(16,409)	(39,919)	(9,239)
Sale of available-for-sale investments	28,147	33,141	9,004
Business acquisition	(16)	(5,796)	-
Patent acquisition costs	(1,030)	(445)	-
Other	-	-	(5)

Net cash provided by (used in) investing activities from continued operations	10,513	(13,094)	(321)
Net cash used in investing activities from discontinued operations	(353)	-	(198)
Net cash provided by (used in) investing activities	10,160	(13,094)	(519)

Cash flows from financing activities:
Net cash flows attributed to the Acacia Technologies group	1,198	19,657	(305)

Increase (decrease) in cash and cash equivalents	17,717	3,573	(4,783)

Cash and cash equivalents, beginning	14,498	10,925	15,708

Cash and cash equivalents, ending	$32,215	$14,498	$10,925

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
•  Database Structures Inc.
•  Data Encryption Corporation
•  Data Innovation LLC
•  Diagnostic Systems Corporation
•  Disc Link Corporation
•  Financial Systems Innovation LLC
•  Fluid Dynamics Corporation
•  High Resolution Optics Corporation

•  Information Technology Innovation LLC
•  InternetAd LLC
•  IP Innovation LLC
•  KY Data Systems LLC
•  Location Based Services Corporation
•  Micromesh Technology Corporation
•  Microprocessor Enhancement Corporation
•  New Medium LLC
•  Peer Communications Corporation
•  Product Activation Corporation
•  Remote Video Camera Corporation
•  Resource Scheduling Corporation
•  Safety Braking Corporation
•  Screentone Systems Corporation
•  Soundview Technologies Inc.
•  Spreadsheet Automation Corporation
•  TechSearch LLC
•  Telematics Corporation
•  VData LLC

The Acacia Technologies group also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to Acacia Research Corporation’s intellectual property licensing and enforcement business.

Business Acquisition. On January 28, 2005, Acacia Global Acquisition Corporation acquired the assets of Global Patent Holdings, LLC, which owned 11 patent licensing companies (“GPH Acquisition”). The acquisition provided the Acacia Technologies group ownership of companies that own or control the rights to 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. Refer to Note 7 for a description of the acquisition transaction and the related accounting treatment.

Liquidity and Risks

Management believes that the Acacia Technologies group’s cash and cash equivalent and short-term investment balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet our cash requirements through at least March 2008, and for the foreseeable future.

Acacia Research Corporation’s cash and cash equivalent and short term investment balances, cash flows and anticipated cash flows from operations and other sources of external credit, are attributed to the Acacia Technologies group and the CombiMatrix group based on the respective assets of the specific businesses comprising each group. Issuances of AR-Acacia Technologies stock (and the proceeds thereof) are attributed to the Acacia Technologies group and issuances of AR-CombiMatrix stock (and the proceeds thereof) are

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

attributed to the CombiMatrix group. The cash and cash equivalent balances, anticipated cash flow from operations, and other external sources of available credit of one group are not generally available to the other group. Neither of the groups is obligated to fund the ongoing operations of the other group. Management has no intent to use the cash and cash equivalent balances, anticipated cash flow from operations, and other external sources of available credit of one group to fund the ongoing operations of the other group.

To date, the Acacia Technologies group has relied upon the receipt of license fee payments from the licensing of the Acacia Technologies group’s patented technologies and the selling of Acacia Research Corporation equity securities to generate the funds needed to finance the operations of the Acacia Technologies group. The Acacia Technologies group concluded its V-chip patent licensing program in August 2004, recognizing a total of $25.7 million in license fees over the life of the program. The Acacia Technologies group has been commercially licensing its DMT® technology portfolio since 2003. The GPH Acquisition provided the Acacia Technologies group with ownership of companies that own or control the rights to 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. Subsequent to the GPH Acquisition, the Acacia Technologies group has acquired or acquired the rights to over 30 additional patent portfolios, covering a wide range of technology areas, which it intends to develop, license and enforce.

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

Certain license agreements provide for the calculation of license fees based on a licensee’s actual quarterly sales or actual per unit activity, applied to a contractual royalty rate. Licensees that pay license fees on a quarterly basis generally report actual quarterly sales or actual per unit activity information and related quarterly license fees due to the Acacia Technologies group within 30 to 45 days after the end of the quarter in which such sales or activity takes place. In general, the amount of license fees due under these license

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

agreements each quarter cannot be reasonably estimated by management. Consequently, the Acacia Technologies group recognizes revenue from these licensing agreements on a three-month lag basis, in the quarter following the quarter of sales or per unit activity, provided amounts are fixed or determinable and collectibility is reasonably assured. The lag method described above allows for the receipt of licensee royalty reports prior to the recognition of revenue.

Certain license agreements provide for the payment of a minimum upfront annual license fee at the inception of each annual license term. Minimum upfront annual license fees are generally determined based on a licensee’s estimated annual sales or a licensee’s base level of per unit activity. These minimum upfront annual license fee payments are deferred and amortized to revenue on a straight-line basis over the annual license term. To the extent actual annual royalties, determined and reported in accordance with the terms of the respective agreements, exceed the minimum upfront annual license fees paid, the additional royalties are recognized in revenue in the quarter following the quarter in which the base per unit activity was exceeded or the quarter following the annual license term, depending on the terms of the respective agreement, provided that amounts are fixed or determinable and collectibility is reasonably assured. Amounts of additional royalties due under these license agreements cannot be reasonably estimated by management.

Certain license agreements provide for the payment of contractually determined paid-up license fees to us in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by our patented technologies. Certain of the agreements also provide for future royalties or additional required payments based on future activities. The execution of these license agreements may also result in the dismissal of any pending litigation. Pursuant to the terms of these agreements, the Acacia Technologies group has no further obligation with respect to the grant of the non-exclusive retroactive and future license, including no express or implied obligation on the Acacia Technologies group’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the license upon execution of the agreement. As such, the earnings process is complete upon the execution of the agreement, and revenue is recognized upon execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met. Refer to Note 10 for information on inventor royalties and contingent legal fees.

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

Short-term Investments. The Acacia Technologies group’s short-term investments are held in a variety of interest bearing instruments including U.S. government debt securities, high-grade corporate bonds, commercial paper, auction rate securities, money market accounts, certificates of deposit and other high-credit quality marketable securities. Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments. Investments are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) and FASB Technical Bulletin 85-4:  “Accounting for Purchases of Life Insurance (“FTB 85-4”).” At December 31, 2006 and 2005, all of the Acacia Technologies group’s investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a component of allocated net worth until realized.

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

At December 31, 2006 and 2005, the Acacia Technologies group held $7,288,000 and $10,625,000, respectively, of short-term investments, which consist of auction rate municipal bonds and variable rate municipal demand notes classified as available-for-sale securities.  The Acacia Technologies group’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, and, despite the long-term nature of their stated contractual maturities, the Acacia Technologies group has the ability to quickly liquidate these securities.  As a result, there were no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from current investments.  All income generated from these current investments was recorded as interest income.

As of December 31, 2005, we had $1,667,000 of annuity investments classified as current investments as these amounts are available for current operations and are highly liquid, despite the long-term nature of their stated contractual maturities.

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

One, three and two licensee(s) individually accounted for greater than 10% of the Acacia Technologies group’s license fee revenues recognized during the years ended December 31, 2006, 2005 and 2004, respectively, and three and two licensees represented approximately 74% and 95% of the Acacia Technologies group’s accounts receivable at December 31, 2006 and 2005, respectively, as follows:

	Revenue			Accounts Receivable
	2006	2005	2004	2006	2005

Licensee:
A................	14%	-	-	-	-
B................	-	19%	-	-	31%
C................	-	15%	-	-	-
D................	-	15%	-	-	64%
E.................	-	-	11%	37%	-
F.................	-	-	35%	-	-
G................	-	-	-	24%	-
H................	-	-	-	13%	-

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

Furniture and fixtures	3 to 5 years
Computer hardware and software	3 to 5 years
Leasehold improvements	2 to 5 years (Lesser of lease term or useful life of improvement)

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

Organization Costs. Costs of start-up activities, including organization costs, are expensed as incurred.

Patents and Goodwill. Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible and identifiable intangible assets acquired. Patents, once issued or purchased, are amortized on the straight-line method over their remaining economic useful lives, ranging from two to nine years. Goodwill is not amortized.

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

Goodwill is evaluated for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) and is subject to a periodic review for potential impairment at a reporting unit level. Reviews for potential impairment must occur at least annually and may be performed earlier, if circumstances indicate that an impairment may have occurred. The Acacia Technologies group has elected to perform its annual tests for indications of goodwill impairment as of December 31 of each year. As of December 31, 2006, the Acacia Technologies group has one reporting unit. The fair value of the Acacia Technologies group reporting unit is estimated based on reference to quoted market prices of Acacia Research Corporations AR-Acacia Technologies stock.

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

Foreign Currency Translation. As result of transactions with licensees located in foreign countries, from time to time, the Acacia Technologies group may have certain receivables denominated in foreign currencies. Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income. Revenue and expenses are translated at average rates of exchange prevailing during the year. Foreign currency transactions gains and losses were insignificant for the periods presented.

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

Recent Accounting Pronouncements. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

3.  SHORT-TERM INVESTMENTS

Short-term investments consist of the following at December 31, 2006 and 2005 (in thousands):

	2006		2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available-for-sale securities:
Corporate and municipal bonds and notes	$975	$1,000	$1,132	$1,129
Auction rate securities and annuity investments	7,288	7,288	12,292	12,292
U.S. government securities	4,502	4,495	9,079	9,041
Certificates of deposit	-	-	2,000	2,000
	$12,765	$12,783	$24,503	$24,462

Gross unrealized gains and losses related to available-for-sale securities were not material for the periods presented. Except for investments in auction rate securities and annuity investments, all investments classified as available-for-sale at December 31, 2006 and 2005 have contractual maturities of one year or less. For auction rate securities and annuity investments, contractual maturity dates range up to forty eight years, with reset dates every 7 to 63 days for auction rate securities and daily liquidity for all funds invested in annuity investments, similar to money market instruments. Refer to Note 2 for more information.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Furniture and fixtures	$256	$234
Computer hardware and software	298	259
Leasehold improvements	78	34
	632	527
Less: accumulated depreciation	(411)	(406)
	$221	$121

Depreciation expense was $78,000, $59,000 and $49,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

5.  BALANCE SHEET COMPONENTS

Accounts payable, accrued expenses and other consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Accounts payable	$150	$81
Payroll and other employee benefits	223	92
Accrued vacation	286	231
Accrued liabilities of discontinued operations	12	136
Accrued legal expenses	1,131	464
Accrued consulting and other professional fees	371	179
Inventor royalties V-chip	-	225
Other accrued liabilities	28	33
	$2,201	$1,441

6.  GOODWILL AND INTANGIBLE ASSETS

At December 31, 2006 and 2005, the Acacia Technologies group had $121,000 of goodwill. In August 2004, as a result of the conclusion of the Acacia Technologies group’s V-chip patent infringement lawsuit described at Note 10, the Acacia Technologies group recorded an impairment charge totaling $1,616,000 in connection with the write-down of 100% of the goodwill related to the V-chip.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

The Acacia Technologies group’s only identifiable intangible assets are patents and patent rights, which have remaining economic useful lives up to 7 years. The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Gross carrying amount - patents	$30,317	$30,392
Accumulated amortization	(11,802)	(6,606)
Patents, net	$18,515	$23,786

The weighted-average remaining estimated economic useful life of the Acacia Technologies group’s patents is 4 years. Aggregate patent amortization expense was $5,313,000, $4,922,000 and $501,000 in 2006, 2005 and 2004, respectively. Annual aggregate amortization expense for each of the next five years through December 31, 2011 is estimated to be $5,237,000 in 2007, $3,914,000 in 2008, $3,463,000 in 2009, $3,272,000 in 2010 and $2,325,000 in 2011.

For the year ended December 31, 2006, the Acacia Technologies group incurred and capitalized patent acquisition costs totaling $1,030,000 in connection with the acquisition of the rights to several additional patent portfolios. The patents have estimated economic useful lives ranging from five to seven years and are being amortized over a weighted-average economic useful life of six years. Refer to Note 7 for additions to patent related intangibles in connection with the GPH Acquisition.

As of March 31, 2006, the Acacia Technologies group reduced its patents and deferred tax liability by $691,000, which were initially recorded in fiscal 2002, to reflect the reduction in its income tax valuation allowance after consideration of the deferred tax liability.

At December 31, 2006 and 2005, all of the Acacia Technologies group’s acquired intangible assets other than goodwill were subject to amortization.

7.  ACQUISITIONS

On January 28, 2005, Acacia Global Acquisition Corporation, a wholly owned subsidiary of Acacia Research Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company based in Northbrook, Illinois, which owned 11 patent licensing companies. The acquisition provided the Acacia Technologies group with 100% ownership of companies that own or control the rights to 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. As a result of the acquisition, we have expanded and diversified the Acacia Technologies group’s potential revenue generating activities.

The acquisition was accounted for using the purchase method of accounting. Under the purchase method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangibles and liabilities assumed, based on their estimated fair market values at the date of acquisition. The statement of operations includes the results of the acquired companies beginning on January 28, 2005, the date of acquisition. The aggregate purchase consideration was approximately $25,105,000, including $5.0 million of cash, the issuance of 3,938,832 shares of AR-Acacia Technologies stock valued at $19,293,000 (net of estimated common stock registration costs of $228,000) and other acquisition costs, including registration costs, totaling $812,000. The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period (December 13 - December 17, 2004) before and after the terms of the acquisition were agreed to and announced.

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

Amounts attributable to patents and patent rights acquired are amortized using the straight-line method over the estimated economic useful lives of the underlying patents which range from two to seven years. As of the date of acquisition, the estimated weighted-average useful life of amortizable patent related intangibles acquired is approximately 6 years.

In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement (which expired in January 2007) with the former CEO of Global Patent Holdings, LLC who as a result of the acquisition transaction, became a shareholder of Acacia Research Corporation. The agreement requires the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the year ended December 31, 2006 and 2005 include $1,087,000 and $1,009,000, respectively in expenses related to the consulting agreement. Refer to Note 8 to the Acacia Research Corporation consolidated financial statements for a summary of the significant provisions of the consulting agreement.

The acquisition was treated for tax purposes as a taxable asset acquisition and, as such, there were no book/tax basis differences associated with the acquisition. As such, the Acacia Technologies group did not record any deferred income taxes in connection with the application of the purchase method of accounting.

Refer to Note 8 to the Acacia Research Corporation consolidated financial statements for the unaudited pro forma combined results of operations related to the acquisition for the applicable periods presented.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS
8.  INCOME TAXES

Acacia Technologies group’s allocated provision (benefit) for income taxes consists of the following (in thousands):

	2006	2005	2004
Current:
U.S. Federal tax	$-	$-	$-
State taxes	76	8	4
	76	8	4
Deferred:
U.S. Federal tax	(36)	(143)	(143)
State taxes	-	-	-
	(36)	(143)	(143)
	$40	$(135)	$(139)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Deferred tax assets:
Basis of investments in affiliates	$28,808	$28,808
Depreciation and amortization	2,292	1,085
Deferred revenue	142	254
Stock compensation	1,672	882
Accrued liabilities and other	659	659
Write-off of investments	1,842	1,842
Net operating loss and capital loss carryforwards and credits	22,567	23,443
Total deferred tax assets	57,982	56,973
Less: valuation allowance	(57,478)	(56,327)
Net deferred tax assets, net of valuation allowance	504	646
Deferred tax liabilities:
Intangibles	(504)	(1,372)
Net deferred tax liability	$-	$(726)

As of March 31, 2006, the Acacia Technologies group reduced its patents and deferred tax liability by $691,000, which were initially recorded in fiscal 2002, to reflect the reduction in its income tax valuation allowance after consideration of the deferred tax liability.

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2006	2005	2004
Statutory federal tax rate	(34%)	(34%)	(34%)
State income taxes, net of federal tax effect	1%	-	-
Equity compensation	6%	-	-
Non deductible permanent items	-	1%	-
Valuation allowance	27%	31%	32%
	-	(2%)	(2%)

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

At December 31, 2006, the Acacia Technologies group has deferred tax assets totaling approximately $57,478,000, which are fully offset by deferred tax liabilities and a full valuation allowance, due to management’s determination that the criteria for recognition have not been met.

At December 31, 2006, the Acacia Technologies group had U.S. federal and state income tax net operating loss carry forwards (“NOLs”), excluding NOLs related to subsidiaries for which Acacia Research Corporation does not file a consolidated return, were approximately $53,727,000 and $54,700,000, expiring between 2010 and 2026 and 2007 and 2016, respectively. In addition, the Acacia Technologies group had tax credit carryforwards of approximately $40,000.

As of December 31, 2006, the aggregate tax NOLs at subsidiaries not consolidated for federal tax purposes are $21,164,000, expiring between 2010 and 2025. However, the use of these NOLs is limited to the separate earnings of the respective subsidiaries. In addition, ownership changes may also restrict the use of NOLs.

Had the Acacia Technologies group filed separate tax returns, the benefit for income taxes and division net loss would not have differed from the amounts reported in the Acacia Technologies group’s statements of operations for the periods presented.

As of December 31, 2006, approximately $9,081,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia Research Corporation’s NOLs. At such time as the valuation allowance is released, the benefit will be credited to additional paid-in capital.

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

The assets and liabilities of the discontinued operations at December 31, 2006 and 2005 consist primarily of $38,000 and $741,000 of cash and cash equivalents and lease deposits and $44,000 and $144,000 of accounts payable and accrued expenses, respectively.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Acacia Technologies group leases certain office space under various operating lease agreements expiring in 2012. Minimum annual rental commitments for Acacia Technologies group operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

Year
2007	$617
2008	696
2009	724
2010	753
2011	783
Thereafter	131
Total minimum lease payments	$3,704

Rent expense of continuing operations for the years ended December 31, 2006, 2005 and 2004 approximated $565,000, $453,000 and $308,000, respectively.

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

In connection with the Acacia Technologies group’s licensing and enforcement activities, the Acacia Technologies group may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law. These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained by the Acacia Technologies group. In instances where the Acacia Technologies group does not recover license fees from potential infringers, no contingent legal fees are paid; however, the Acacia Technologies group may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement. Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained by the Acacia Technologies group are expensed as incurred and included in liabilities in the statement of financial condition.

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

V-Chip Technology

In October 2005, all V-chip related litigation activities were concluded with no material effect on our financial position, results of operations or cash flows. Results for the year ended December 31, 2005 include $225,000 in final V-chip related inventor royalties expense.

As a result of the conclusion of the Acacia Technologies group’s V-chip litigation in August 2004, the Acacia Technologies group recognized $1,500,000 of V-chip related deferred license fee revenues and $668,000 of V-chip related deferred legal costs in the third quarter of 2004.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

11.  RETIREMENT SAVINGS PLANS

The Acacia Technologies group has an employee savings and retirement plan under section 401(k) of the Internal Revenue Code (the “Plan”). The Plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The Acacia Technologies group may contribute to the Plan at the discretion of Acacia Research Corporation’s board of directors. There were no contributions made by the Acacia Technologies group during the years ended December 31, 2006, 2005 and 2004.

12.  ALLOCATED NET WORTH

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

Acacia Technologies Group

2004
Allocated corporate charges	$(396)
Stock options exercised	90
Unrealized loss on short-term investments	(6)
Net assets attributed to the Acacia Technologies group - 2004	$(312)

2005
Units issued in direct offerings, net of issuance costs	$19,532
Stock issued in connection with the GPH Acquisition, net of acquisition costs	19,293
Allocated corporate charges	(179)
Stock options exercised	304
Compensation expense relating to stock options	356
Unrealized loss on short-term investments	(36)
Net assets attributed to the Acacia Technologies group - 2005	$39,270

2006
Allocated corporate charges	$(277)
Stock options exercised	1,475
Compensation expense relating to stock options	3,946
Unrealized loss on short-term investments	59
Other	(16)
Net assets attributed to the Acacia Technologies group - 2006	$5,187

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

13.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid by the Acacia Technologies group for income taxes was not material for the periods presented.

Refer to Note 7 for a summary of the Acacia Technologies group’s non cash investing activities related to the GPH Acquisition. Refer to Note 6 for impairment charges, and other non-cash reductions in intangibles during the periods presented.

CombiMatrix Group
(A Division of Acacia Research Corporation)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Acacia Research Corporation:

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1)  present fairly, in all material respects, the financial position of CombiMatrix group (a division of Acacia Research Corporation as described in Note 1) at December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of Acacia Research Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming the CombiMatrix group will continue as a going concern. As discussed in Note 1 to the financial statements, the CombiMatrix group has incurred recurring losses from operations and will require additional financing in the foreseeable future that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, the CombiMatrix group changed the manner in which it accounts for share-based compensation in 2006.

As more fully described in Note 1 to the financial statements, CombiMatrix group is a division of Acacia Research Corporation; accordingly, the financial statements of CombiMatrix group should be read in conjunction with the consolidated financial statements of Acacia Research Corporation.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Seattle, Washington
March 12, 2007

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
BALANCE SHEETS
(In thousands)

	December 31,	December 31,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$7,829	$5,666
Available-for-sale investments	6,513	14,547
Accounts receivable	605	911
Inventory, prepaid expenses and other assets	605	709

Total current assets	15,552	21,833

Property and equipment, net of accumulated depreciation	1,785	2,363
Patents and licenses, net of accumulated amortization	7,292	7,926
Goodwill	16,918	18,859
Other assets	2,667	1,560

	$44,214	$52,541

LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
Accounts payable, accrued expenses and other	$2,846	$2,483
Current portion of deferred revenues	365	165
Payable to Acacia Technologies group	380	-

Total current liabilities	3,591	2,648

Deferred income taxes	-	1,975
Deferred revenues, net of current portion	1,076	1,439
Warrant liability	6,732	1,381

Total liabilities	11,399	7,443

Minority interests	-	4

Commitments and contingencies (Note 9)

Allocated net worth:

Funds allocated by Acacia Research Corporation	177,404	169,723

Accumulated net losses	(144,589)	(124,629)

Total allocated net worth	32,815	45,094

	$44,214	$52,541

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF OPERATIONS
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Revenues:
Collaboration agreements	$-	$2,266	$17,302
Government contracts	2,074	3,849	1,993
Products	3,278	1,765	230
Service contracts	388	153	116

Total revenues	5,740	8,033	19,641

Operating expenses:
Cost of government contract revenues	1,959	3,683	1,874
Cost of product sales	1,258	820	173
Research and development expenses (including non-cash stock compensation expense of $1,097 for 2006, $0 for 2005 and $91 for 2004)	9,485	5,783	5,385
Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,260 for 2006, ($159) for 2005 and $663 for 2004)	12,707	9,827	9,902
Goodwill impairment charge	-	565	-
Amortization of patents and royalties	1,482	1,312	1,234
Legal settlement charges (credits)	-	(406)	812
Loss from equity investment	1,036	352	17

Total operating expenses	27,927	21,936	19,397

Operating income (loss)	(22,187)	(13,903)	244

Other income (expense):
Interest income	523	523	330
Loss on sale of interest in subsidiary	(84)	-	-
Warrant (charges) credits	1,754	812	-

Total other income	2,193	1,335	330

Income (loss) from operations before income taxes	(19,994)	(12,568)	574

Benefit for income taxes	34	167	136

Division net income (loss)	$(19,960)	$(12,401)	$710

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF ALLOCATED NET WORTH
(In thousands)

Balance at December 31, 2003	$25,737
Net assets attributed to the CombiMatrix group	20,381
Division net loss	710

Balance at December 31, 2004	46,828
Net assets attributed to the CombiMatrix group	10,667
Division net income	(12,401)

Balance at December 31, 2005	45,094
Net assets attributed to the CombiMatrix group	7,681
Division net loss	(19,960)
Balance at December 31, 2006	$32,815

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Division net income (loss) from operations	$(19,960)	$(12,401)	$710
Adjustments to reconcile division net income (loss) from operations to net cash used in operating activities:
Depreciation and amortization	2,025	2,183	2,200
Minority interests	-	-	-
Non-cash stock compensation	2,357	(159)	754
Deferred tax benefit	(34)	(137)	(136)
Non-cash warrant charges (credits)	(1,754)	(812)	-
Non-cash legal settlement charges (credits)	-	(406)	812
Non-cash impairment charge	-	565	-
Loss from equity investments	1,036	352	17
Loss on sale of interest in subsidiary	84	-	-
Stock issued to consultant	94	-	-
Other	243	(79)	43
Changes in assets and liabilities:
Accounts receivable	288	(568)	(154)
Inventory, prepaid expenses and other assets	104	(180)	135
Accounts payable, accrued expenses and other	483	301	481
Deferred revenues	(111)	(2,355)	(16,446)

Net cash used in operating activities	(15,145)	(13,696)	(11,584)

Cash flows from investing activities:
Purchase of property and equipment	(536)	(1,325)	(810)
Purchase of available-for-sale investments	(5,537)	(36,771)	(50,143)
Sale of available-for-sale investments	13,573	43,086	42,755
Purchase of additional interests in equity method investee	(2,150)	(1,600)	(250)
Sale of interest in subsidiary (net of cash disposed)	(369)	-	-

Net cash provided by (used in) investing activities	4,981	3,390	(8,448)

Cash flows from financing activities:
Net cash flows attributed to the CombiMatrix group	12,327	12,914	19,227

Effect of exchange rate on cash	-	73	(17)

Increase (decrease) in cash and cash equivalents	2,163	2,681	(822)

Cash and cash equivalents, beginning	5,666	2,985	3,807

Cash and cash equivalents, ending	$7,829	$5,666	$2,985

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Acacia Research Corporation is comprised of two separate divisions: the CombiMatrix group and the Acacia Technologies group (the “groups”).

Our life sciences business, referred to as the “CombiMatrix group,” a division of Acacia Research Corporation, is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation’s wholly owned subsidiary, CombiMatrix Molecular Diagnostics, Inc. (“CMDX”) and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation’s life sciences business.

The CombiMatrix group develops proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products and services could be utilized. The technologies that the CombiMatrix group has developed include a platform technology to rapidly produce customizable, in-situ synthesized, oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. The CombiMatrix group has also developed the capabilities of producing arrays that utilize bacterial artificial chromosomes on its arrays, also enabling genetic analysis. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.

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

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. The transaction is expected to be completed no sooner than the second quarter of 2007, subject, however, to completing the required filings with the Securities and Exchange Commission (“SEC”). We have received a private letter ruling from the IRS addressing certain tax implications of the transaction and have received a tax opinion from counsel. CombiMatrix Corporation filed a registration statement on Form S-1 on December 26, 2006, which has not been declared effective. If the registration on Form S-1 is declared effective, Acacia Research Corporation will redeem all of the issued and outstanding shares of AR-CombiMatrix common stock for all of the common stock of CombiMatrix Corporation, which will register its common stock under the Securities and Exchange Act of 1934. Following the redemption, CombiMatrix Corporation will apply to list its shares for trading on a national exchange.

Liquidity and Risks

The CombiMatrix group has a history of incurring net losses and net operating cash flow deficits. The CombiMatrix group is also deploying new and unproven technologies and continues to develop commercial products. The CombiMatrix group has several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. Management believes that the CombiMatrix group’s cash and cash equivalent and short-term investment balances, anticipated cash flows from operations and other external sources of available credit will be sufficient to meet the CombiMatrix group’s cash requirements through December 31, 2007. In order for the CombiMatrix group to continue as a going concern beyond this point, management will be required to obtain capital from external sources. However, there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to management. The issuance of equity securities will also cause dilution to Acacia Research Corporation’s shareholders. If external financing sources of financing are not available or are inadequate to fund the CombiMatrix

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

group’s operations, management will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the CombiMatrix group. For example, reductions in research and development activities and/or personnel at the CombiMatrix group’s Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of the CombiMatrix group’s CustomArray products and services. Also, reduction in operating costs at the CombiMatrix group’s diagnostics subsidiary, CMDX, in Irvine, California, should they occur, could jeopardize its ability to launch, market and sell additional products and services necessary in order to grow and sustain its operations and eventually achieve profitability.

The CombiMatrix group’s business operations are also subject to certain risks and uncertainties, including:

•	market acceptance of products and services;
•	technological advances that may make the CombiMatrix group’s products and services obsolete or less competitive;
•	increases in operating costs, including costs for supplies, personnel and equipment;
•	the availability and cost of capital;
•	general economic conditions; and
•	governmental regulation that may restrict the CombiMatrix group’s business.

Historically, the CombiMatrix group has been substantially dependent on arrangements with strategic partners and have relied upon payments by the CombiMatrix group’s partners for a significant component of its working capital. The CombiMatrix group intends to enter into additional strategic partnerships to develop and commercialize future products. However, there can be no assurance that the CombiMatrix group will be able to implement its future plans. Failure to achieve its plans would have a material adverse effect on the CombiMatrix group’s ability to achieve its intended business objectives. The CombiMatrix group’s success also depends on its ability to protect its intellectual property, the loss thereof or the failure to secure the issuance of additional patents covering elements of the CombiMatrix group’s business processes could materially harm its business and financial condition. The patents covering the CombiMatrix group’s core technology begin to expire in 2018.

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

The accompanying financial statements have been prepared assuming that the CombiMatrix group continues as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the matters discussed herein.

Based on cash and cash equivalents and short-term investment balances held at December 31, 2006, CombiMatrix group management anticipates that the CombiMatrix group’s cash and cash equivalent and short-term investment balances, anticipated cash flows from operations and other sources of funding from the capital markets will be sufficient to meet its cash requirements through December 31, 2007. In order for the CombiMatrix group to continue as a going concern beyond this point and ultimately to achieve profitability, the CombiMatrix group will be required to obtain capital from external sources, increase revenues and reduce operating costs. However, there can be no assurance that such capital will be available at times and at terms acceptable to the CombiMatrix group, or that higher levels of product and service revenues will be achieved. The issuance of additional equity securities will also cause dilution to our shareholders. If external financing sources of financing are not available or are inadequate to fund the CombiMatrix group’s operations, the CombiMatrix group will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the CombiMatrix group. The anticipation that the CombiMatrix group will be required to obtain additional financing in the foreseeable future raises substantial doubt about the CombiMatrix group’s ability to continue as a going concern beyond December 31, 2007. In addition to seeking additional capital from outside sources, the CombiMatrix group’s plans in regard to these matters include reductions in personnel and fixed overhead costs (i.e., see CombiMatrix group lease amendment and related lease commitment reduction discussed at Note 9) made in late 2006 and early 2007. Also, the CombiMatrix group is focusing its sales and product development efforts on its core diagnostic array platform as well as its funded research and development projects for the Department of Defense (“DoD”).

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

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

The CombiMatrix group accounts for revenues under multiple-element arrangements in accordance with SAB No. 104 and Emerging Issues Task Force Consensus (“EITF”), Issue 00-21, "Revenue Arrangements with Multiple Deliverables," and related pronouncements. Arrangements with multiple elements or deliverables must be segmented into individual units of accounting based on the separate deliverables only if there is objective and verifiable evidence of fair value to allocate the consideration received to the deliverables. Accordingly, revenues from multiple-element arrangements involving license fees, up-front payments and milestone payments, which are received and/or billable in connection with other rights and services that represent the CombiMatrix group’s continuing obligations are deferred until all of the multiple elements have been delivered or until objective and verifiable evidence of the fair value of the undelivered elements has been established. Upon establishing objective and verifiable evidence of the fair value of the elements in multiple-element arrangements, the fair value is allocated to each element of the arrangement, such as license fees or research and development projects, based on the relative fair values of the elements.  The CombiMatrix group determines the fair value of each element in multiple-element arrangements based on objective and verifiable evidence of fair value, which is determined for each element based on the prices charged when the similar elements are sold separately to third parties. If objective and verifiable evidence of fair value of all undelivered elements exists but objective and verifiable evidence of fair value does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the revenues from delivered elements are not recognized until the fair value of the undelivered element or elements have been determined.

Historically, the CombiMatrix group’s multiple-element arrangements have arisen from executing research and development agreements with various strategic partners including Roche Diagnostics, GmbH (“Roche”), Toppan Printing Ltd. (“Toppan”) and Furuno Electric Co. (“Furuno”). The CombiMatrix group entered into development agreements with these partners to perform certain research and development activities, which provided for payments to the CombiMatrix group as various development milestones were achieved. While these agreements typically included several elements of performance, the agreements have been accounted for as single elements of accounting under EITF Issue No. 00-21 due to the lack of verifiable, objective evidence of fair value for undelivered elements in the agreements at the time that up-front or milestone payments were received by the CombiMatrix group. As a result, payments from the CombiMatrix group’s partners were recorded as deferred revenues and were not recognized as revenues until all of the undelivered elements had been completed.

Revenues from government grants and contracts are recognized in accordance with Accounting Research Bulletin (“ARB”) No. 43, “Government Contracts,” and related pronouncements, such as Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Accordingly, revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at each reporting period. Under the percentage-of-completion method of accounting, contract revenues and expenses are recognized in the period that work is performed based on the percentage of actual incurred costs to total contract costs. Actual contract costs include direct charges for labor and materials and indirect charges for labor, overhead and certain general and administrative charges. Contract change orders and claims are included when they can be reliably estimated and are considered probable. For contracts that extend over a one-year period, revisions in contract cost estimates, if they occur, have the effect of adjusting current period earnings applicable to performance in prior periods. Should current contract estimates indicate an overall future loss to be incurred, a provision is made for the total anticipated loss in the current period.

Revenue from the sale of products and services, including shipping and handling fees, are recognized when delivery has occurred or services have been rendered. The CombiMatrix group sells its products and services directly to customers and also through distributors, and the right to collection is not dependent upon installation or a subsequent sale of the CombiMatrix group products to end users. The CombiMatrix group’s agreements do not provide for credits, returns or exchanges with its customers or distributors. The CombiMatrix group’s distribution agreements include fixed pricing arrangements for its products and after customer acceptance, there is no written or implied right to return or exchange the products.

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

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

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

At December 31, 2006 and 2005, we held $3,527,000 and $8,479,000, respectively, of short-term investments consisting of auction rate securities classified as available-for-sale.  Our investments in these securities are recorded at fair market value. Despite the long-term nature of their stated contractual maturities, we have the ability to quickly liquidate these securities and as a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments.  All income generated from these investments was recorded as interest income.

Concentration of Credit Risks. Financial instruments that potentially subject the CombiMatrix group to concentrations of credit risk are cash equivalents and short-term investments. The CombiMatrix group places its cash equivalents and short-term investments primarily in investment grade, short-term debt instruments. Cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. The CombiMatrix group has not experienced any significant losses on our deposits of cash and cash equivalents.

Collaboration agreement revenues recognized by the CombiMatrix group for the years ended December 31, 2005 and 2004 relate to its collaborative research and development agreements with Toppan and Roche Diagnostics, respectively. Government contract revenues recognized by the CombiMatrix group for all periods presented relate to our ongoing contracts with the Department of Defense regarding our electrochemical and microfluidics technologies. At December 31, 2006 and 2005, accounts receivable included $85,000 and $537,000, respectively, due from the Department of Defense. For the years ended December 31, 2005 and 2004, 18% and 45%, respectively, of the CombiMatrix group’s array product and service revenues were recognized by CombiMatrix K.K.  Receivables from the Department of Defense totaled 14% of accounts receivable at December 31, 2006, and another customer represented approximately 59% of accounts receivable at December 31, 2006.  At December 31, 2005, 59% of accounts receivable was due from the Department of Defense, 24% of our accounts receivable was due from one customer and 10% from another customer.

The CombiMatrix group performs regular credit evaluations of its significant licensees and customers and has not experienced any significant credit losses.

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

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

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

Machine shop and laboratory equipment	3 to 5 years
Furniture and fixtures	5 to 7 years
Computer hardware and software	3 years
Leasehold improvements	2 to 8 years (Lesser of lease term or useful life of improvement)

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

Patents and Goodwill. Goodwill is recorded when the consideration paid for acquisitions exceeds the fair value of the net tangible assets acquired. Patents, once issued or purchased, are amortized on the straight-line method over their remaining economic useful lives, ranging from seven to twenty years. Goodwill is not amortized.

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

Goodwill is evaluated annually for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142) at the reporting unit level, or earlier if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A reporting unit can be an operating segment or a business if discrete financial information is prepared and reviewed by management. Prior to the fourth quarter of 2005, the CombiMatrix group had recognized goodwill in the amounts of $18,859,000, $172,000 and $393,000 at the group’s three reporting units; CombiMatrix Corporation and two wholly owned subsidiaries, Advanced Materials Sciences (“AMS”) and CombiMatrix K.K., respectively. Under the impairment test, if a reporting unit’s carrying amount exceeds its estimated fair value, goodwill impairment is recognized to the extent that the reporting unit’s carrying amount of goodwill exceeds the impaired fair value of the goodwill. In accordance with this policy and as more fully disclosed in Note 7 below, the CombiMatrix group recognized a goodwill impairment charge of $565,000 for the year ended December 31, 2005, representing all of the goodwill associated with AMS and CombiMatrix K.K. As a result, the CombiMatrix group only has one reporting unit as of December 31, 2006. The fair value of the CombiMatrix Corporation reporting unit for 2006 was determined using existing market prices for AR-CombiMatrix stock and no impairment was indicated at December 31, 2006. There can be no assurance that future goodwill impairment tests will not result in additional impaired charges.

Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate fair value due to their short-term maturity.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

Foreign Currency Translation. The functional currency of CombiMatrix K.K. is the local currency (Japanese Yen). Foreign currency translation is reported pursuant to SFAS No. 52, “Foreign Currency Translation” (“SFAS No. 52”). Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to allocated net worth. Revenue and expenses are translated at average rates of exchange prevailing during the year. Foreign currency transactions gains and losses were insignificant for the periods presented. Refer to Note 12.

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

Advertising. Costs associated with the marketing and advertising of the CombiMatrix group’s products and services are expensed as incurred. For the years ended December 31, 2006, 2005 and 2004, marketing and advertising expenses incurred by the CombiMatrix group were $253,000, $516,000 and $314,000, respectively.

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

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

3.  SHORT-TERM INVESTMENTS

Short-term investments consist of the following at December 31, 2006 and 2005 (in thousands):

	2006		2005
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Available-for-sale securities:
Corporate bonds and notes	$1,990	$1,980	$3,726	$3,717
Auction rate securities	3,527	3,527	8,480	8,479
U.S. government securities	1,011	1,006	2,358	2,351
	$6,528	$6,513	$14,564	$14,547

Gross unrealized gains and losses related to available-for-sale securities were not material for the periods presented. At December 31, 2006, the cost and fair market value of securities with contractual maturities of greater than one year, other than auction market securities, was $2,486,000. At December 31, 2005, the cost and fair market value of securities with contractual maturities of greater than one year, other than auction market securities, was $1,254,000 and $1,251,000, respectively. As disclosed in Note 2, auction rate securities, which have no stated maturities, are classified as short-term available-for-sale securities due to the CombiMatrix group’s ability to quickly liquidate these securities as their variable rates reset, typically every 7 to 35 days.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Machine shop and laboratory equipment	$4,322	$4,931
Furniture and fixtures	130	173
Computer hardware and software	670	983
Leasehold improvements	1,039	1,027
Construction in progress	-	17
	6,161	7,131
Less: accumulated depreciation and amortization	(4,376)	(4,768)
	$1,785	$2,363

Depreciation and amortization expense was $892,000, $1,088,000 and $1,105,000 for the years ended December 31, 2006, 2005 and 2004. Fully depreciated assets totaling $663,000 were written off in 2004.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

5.  BALANCE SHEET COMPONENTS

Accounts payable, accrued expenses and other consists of the following at December 31, 2006 and December 31, 2005 (in thousands):

	2006	2005

Accounts payable	$1,270	$855
Payroll and other employee benefits	172	394
Accrued vacation	434	455
Accrued consulting and other professional fees	292	268
Deferred rent	269	315
Other accrued liabilities	409	196
	$2,846	$2,483

Deferred revenues consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Milestone and up-front payments	$1,441	$1,604
Less: current portion	(365)	(165)
	$1,076	$1,439

In August 2004, the CombiMatrix group received a $1,000,000 upfront payment from Furuno as part of a multi-year collaboration agreement to develop a bench-top array synthesizer for commercial applications, which was included in deferred revenue at December 31, 2005 and 2004. During the third quarter of 2006, the CombiMatrix group entered into a manufacturing agreement and completed its obligations under its collaboration agreement with Furuno. As a result, the CombiMatrix group began amortizing the $1,000,000 upfront payment previously received under the collaboration agreement over the economic life of the manufacturing agreement, which is estimated to be four years. At December 31, 2006, deferred revenue related to the Furuno collaboration agreement totaled $875,000.

In 2003, the CombiMatrix group received upfront and milestone payments from Toppan totaling $2,400,000, pursuant to a multi-year collaboration and supply agreement to develop and manufacture arrays using the CombiMatrix group’s proprietary electrochemical detection approach, which was included in deferred revenues at December 31, 2004. During the fourth quarter of 2005, the CombiMatrix group completed all obligations under its collaboration and supply agreement with Toppan. As a result of completing all of its obligations under this agreement and in accordance with the CombiMatrix group’s revenue recognition policies for multiple-element arrangements, the CombiMatrix group recognized all previously deferred payments received from Toppan, totaling $2,266,000, as collaboration agreement revenues in the accompanying consolidated statement of operations and comprehensive loss.

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

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

6.  INVESTMENTS

In October 2004 (the “Investment Date”), the CombiMatrix group entered into an agreement to acquire up to a one-third ownership interest in Leuchemix, Inc. (“Leuchemix”), a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. In accordance with the terms of the purchase agreement, the CombiMatrix group purchased 3,137,500 shares of Series A Preferred Stock of Leuchemix for a total purchase price of $4,000,000. The ownership interest was acquired and paid for quarterly, beginning with the fourth quarter of 2004 and continuing through the fourth quarter of 2006. As of December 31, 2006, 2005 and 2004, the CombiMatrix group had invested $4,000,000, $1,850,000 and $250,000, representing a 33%, 19% and 3% interest in the total outstanding voting securities of Leuchemix, respectively. In accordance with the terms of the purchase agreement, CombiMatrix Corporation’s CEO was named a director of Leuchemix. The CombiMatrix group’s investment in Leuchemix is being accounted for under the equity method and is included in other long term assets.

The CombiMatrix group’s equity in the losses of Leuchemix, including its share of the amortization expense related to the excess purchase consideration over the book value of Leuchemix was $963,000, $352,000 and $17,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Summary financial information for Leuchemix was not significant for the periods presented.

In January 2006, the CombiMatrix group expanded its relationship with one of its existing distributors, InBio, for the Asia Pacific region. Major components of the expanded relationship included the transfer of day-to-day operational responsibility and majority ownership of CombiMatrix K.K. to InBio, along with an expanded distribution agreement that encompasses Japan. InBio obtained 67% of the voting interests in CombiMatrix K.K. for a nominal amount of consideration. As a result, InBio assumed all operational and financial responsibilities of CombiMatrix K.K. The net loss on the sale of 67% of the voting interest in CombiMatrix K.K. recorded in the consolidated statement of operations for the year ended December 31, 2006 was $84,000. Subsequent to the sale, our investment in CombiMatrix K.K. was accounted for under the equity method. The deconsolidation of CombiMatrix K.K. did not have a material impact on the consolidated balance sheets as of December 31, 2006.

7.  GOODWILL AND INTANGIBLE ASSETS

The CombiMatrix group had $16,918,000 and $18,859,000 of goodwill at December 31, 2006 and 2005, respectively. Prior to December 31, 2005, $565,000 of the total amount of goodwill resulted from step-acquisitions of AMS and CombiMatrix K.K. during July 2003. These reporting units were tested for impairment in the fourth quarter of 2005 in connection with our annual forecasting process. Due to the lack of third-party research and development funding for AMS and declining array product sales at CombiMatrix K.K., operating profits and cash flows were lower than expected during the preceding three quarters. Based on these trends, the operating forecasts for 2006 were revised downward and as a result, a goodwill impairment loss of $565,000 was recognized in December 2005. The fair values of these reporting units were estimated using the expected present value of their future cash flows.

As of March 31, 2006, the CombiMatrix group reduced its goodwill and deferred tax liability balances by $1,941,000, which were initially recorded in fiscal 2000, to reflect the reduction in its income tax valuation allowance after consideration of the deferred tax liability.

The CombiMatrix group’s only identifiable intangible assets are patents and licenses, which are being amortized over an economic useful life ranging from 7 to 20 years.

The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Gross carrying amount - patents and licenses	$12,595	$12,095
Accumulated amortization	(5,303)	(4,169)
Patents and licenses, net	$7,292	$7,926

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

Aggregate patent and license amortization expense was $1,096,000, $1,095,000 and $1,096,000 in 2006, 2005 and 2004, respectively. Annual aggregate amortization expense from patents and licenses for each of the next five years through December 31, 2011 is estimated to be $1,133,000 per year.

8.  INCOME TAXES

CombiMatrix group’s allocated benefit for income taxes consists of the following (in thousands):

	2006	2005	2004
Current:
U.S. Federal tax	$-	$-	$-
State taxes	-	(31)	-
	-	(31)	-
Deferred:
U.S. Federal tax	(34)	(136)	(136)
State taxes	-	-	-
	(34)	(136)	(136)
	$(34)	$(167)	$(136)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005
Deferred tax assets:
Depreciation and amortization	$157	$(170)
Deferred revenues	447	489
Stock compensation	7,656	7,437
Accrued liabilities and other	(279)	108
Net operating loss carryforwards and credits	42,923	36,310

Total deferred tax assets	50,904	44,174
Less: valuation allowance	(48,584)	(44,174)

Deferred tax assets, net of valuation allowance	2,320	-

Deferred tax liabilities:
Intangibles	(2,320)	(1,975)
Net deferred tax liability	$-	$(1,975)

As of March 31, 2006, the CombiMatrix group reduced its goodwill and deferred tax liability balances by $1,941,000, which were initially recorded in fiscal 2000, to reflect the reduction in its income tax valuation allowance after consideration of the deferred tax liability.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2006	2005	2004
Statutory federal tax rate	(34%)	(34%)	(34%)
Goodwill impairment	-	2%	-
Tax exempt interest	-	-	10%
Impact of foreign rate difference	-	4%	10%
Research and development tax credits	(2%)	(5%)	70%
Stock compensation	2%	-	4%
Non deductible permanent items	(2%)	4%	11%
Valuation allowance	35%	27%	(50%)
Other	1%	1%	2%
	-	(1%)	23%

At December 31, 2006, the CombiMatrix group has deferred tax assets totaling approximately $50,904,000, which are fully offset by deferred tax liabilities and a full valuation allowance due to management’s determination that the criteria for asset recognition have not been met.

Acacia Research Corporation files a consolidated federal income tax return that includes the Acacia Technologies group (excluding discontinued operations) and the CombiMatrix group.

At December 31, 2006, the CombiMatrix group had federal net operating loss carryforwards of approximately $117,056,000, which will begin to expire in 2010 through 2026. In addition, the CombiMatrix group has tax credit carryforwards of approximately $3,952,000. Utilization of net operating loss carryforwards and tax credit carryforwards are subject to the “change of ownership” provisions under Section 382 of the Internal Revenue Code. The amount of such limitations has not been determined.

Had the CombiMatrix group filed separate tax returns, the benefit for income taxes and division net loss would not have differed from the amounts reported in the CombiMatrix group’s statements of operations for the periods presented.

9.  COMMITMENTS AND CONTINGENCIES

Operating Leases

In October 2000, the CombiMatrix group entered into a non-cancelable operating lease for office space. A security deposit in the form of a $1,500,000 letter of credit was issued to the landlord. On February 1, 2007, the CombiMatrix group executed an amendment to its operating lease for office and laboratory space, which reduced its future annual lease commitment by approximately 80%, and reduced its letter of credit to $1,000,000, which will be reduced by $40,000 per month to a floor amount of $300,000 by October, 2008. Inclusive of this lease amendment, future minimum operating lease payments as of December 31, 2006 are as follows (in thousands):

Year
2007	$588
2008	388
2009	397
2010	333
Thereafter	-
Total minimum lease payments	$1,706

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

The amended lease includes an extension of two years beyond the CombiMatrix group’s original termination date of October 31, 2008 (Termination Date). However, the CombiMatrix group has the right to terminate the lease without penalty as of the Termination Date if we provide notice to the landlord on or before July 31, 2008. Future minimum lease payments disclosed above includes the impact of the February 2007 lease amendment. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $1,878,000, $1,955,000 and $1,933,000, respectively.

Collaborative and Research Agreements

On February 8, 2006, the CombiMatrix group executed a one-year, $2.1 million contract with the DoD to further the development of the CombiMatrix group's array technology for the electrochemical detection of biological and chemical threat agents. Under the terms of this contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $2.1 million. As of December 31, 2006, the CombiMatrix group had incurred $1.3 million in actual contract costs for the electrochemical detection contract. In March 2004, the CombiMatrix group was awarded a two-year, $5.9 million contract with the DoD to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents. This contract was completed in December 2005.

On August 9, 2006, the CombiMatrix group executed a two-year, $1.9 million contract with the DoD, focusing on the integration of its electrochemical detection technology currently under development with the CombiMatrix group’s microfluidics “lab-on-a-chip” technology to be used for military and homeland security applications. Under the terms of this contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $1.9 million. As of December 31, 2006, the CombiMatrix group had incurred $190,000 in actual contract costs for the microfluidics contract.

As disclosed in Note 6, the CombiMatrix group entered into an agreement with Leuchemix to purchase a total of $4,000,000 of Series A Preferred Stock of Leuchemix over a two-year period. As of December 31, 2005, future contractual cash investments totaled Leuchemix were $2,150,000, all of which were made as of October 2, 2006. There are no future commitments to purchase Leuchemix capital as of October 2, 2006.

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

On September 30, 2002, CombiMatrix Corporation and Dr. Donald Montgomery entered into a settlement agreement with Nanogen, Inc. to settle all pending litigation between the parties. Pursuant to the terms of the settlement agreement, CombiMatrix Corporation agreed to make quarterly payments to Nanogen equal to 12.5% of total sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement were $37,500 per quarter for the period from October 1, 2003 through October 1, 2004, and $25,000 per quarter thereafter until the patents expire in 2018. Also, pursuant to the settlement agreement, CombiMatrix Corporation issued to Nanogen 4,016,346 shares, or 17.5% of its outstanding shares post-issuance, subject to an anti-dilution provision related to the exercise of CombiMatrix Corporation options and warrants that were outstanding on the effective date of the agreement, for a period of up to three years.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

Royalties recognized under the settlement agreement for the years ended December 31, 2006, 2005 and 2004 were $348,000, $217,000 and $138,000, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations. Patent amortization and royalties for the CombiMatrix group relate to costs of product sales.

During the years ended December 31, 2005 and 2004, the CombiMatrix group recorded net non-cash charges (credits) totaling ($406,000) and $812,000, respectively, in connection with the anti-dilution provisions of the settlement agreement. The non-cash charges (credits) reflect changes in management’s estimate of the fair value of AR-CombiMatrix stock issued to Nanogen, Inc. as a result of certain options and warrants exercised during 2004 and the fair value of AR-CombiMatrix stock potentially issuable to Nanogen, Inc. as of each balance sheet date. The liability was adjusted at each balance sheet date for changes in the market value of the AR-CombiMatrix stock and was reflected as a long-term liability. The anti-dilution provisions of the settlement agreement expired in September 2005, resulting in a net non-cash credit of $211,000 from the reversal of the related liability as of that date. There are no future stock-based obligations to Nanogen.

The CombiMatrix group is subject to other claims and legal actions that arise in the ordinary course of business. Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on CombiMatrix group’s financial position, results of operations or cash flows.

10.  RETIREMENT SAVINGS PLAN

The CombiMatrix group has an employee savings and retirement plan under section 401(k) of the Internal Revenue Code (the “Plan”). The Plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service. The CombiMatrix group may contribute to the Plan at the discretion of Acacia Research Corporation’s board of directors. There were no contributions made by the CombiMatrix group during the years ended December 31, 2006, 2005 and 2004.

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

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

2005
Units issued in direct offering, net of issuance costs	$12,724
Warrants issued in direct offerings (Refer to Note 12)	(2,194)
Allocated corporate charges	179
Stock options exercised	11
Compensation expense relating to stock options and warrants	(164)
Unrealized gain on short-term investments	38
Unrealized gain on foreign currency translation	73
Net assets attributed to the CombiMatrix group - 2005	$10,667

2006
Units issued in direct offering, net of issuance costs	$12,109
Warrants issued in direct offerings (Refer to Note 12)	(7,104)
Allocated corporate charges	277
Stock issued to consultants	94
Compensation expense relating to stock options and warrants	2,360
Unrealized gain on short-term investments	2
Reclassification of foreign currency translation	(57)
Net assets attributed to the CombiMatrix group - 2006	$7,681

Equity Financings

On December 13, 2006, Acacia Research Corporation completed a registered direct offering with Oppenheimer & Co., Inc. (“Oppenheimer”) as the placement agent, raising gross proceeds of $9,964,000 through the issuance of 9,768,313 units. Each unit consists of one share of AR-CombiMatrix common stock and 1.2 five-year common stock warrants, for a total of 9,768,313 shares and warrants to purchase 11,721,975 shares of AR-CombiMatrix common stock, respectively, issued to investors. Each warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $0.87 per share. Acacia Research Corporation issued additional warrants to purchase 488,416 shares of AR-CombiMatrix stock with an exercise price of $1.09 per share to Oppenheimer. Net proceeds raised from the private equity financing of $9,266,000 were attributed to the CombiMatrix group.

On June 14, 2006, Acacia Research Corporation entered into a standby equity distribution agreement (the “SEDA”) with Cornell Capital Partners, LP (“Cornell”). Under the terms of the SEDA, Acacia Research Corporation was able to require Cornell to purchase up to $50.0 million of AR-CombiMatrix common stock, or up to 13,024,924 shares, over a two-year period following the effective date of the SEDA. Such shares were in the form of registered securities drawn from Acacia Research Corporation’s current shelf registration statement. Acacia Research Corporation could request advances under the SEDA in up to $5.0 million increments. At the closing of each advance, Acacia Research Corporation issued to Cornell a number of shares of AR-CombiMatrix common stock equal to the amount of the advance divided by the lowest daily volume weighted-average price (“VWAP”) of AR-CombiMatrix common stock during the five trading days following the advance notice to Cornell, which would purchase the shares at 97.5% of the VWAP. At each closing, Acacia Research Corporation paid an underwriting fee of 4% of the gross amount of each advance on the first $20.0 million and 5% of the gross proceeds of each advance on the remaining $30.0 million of the SEDA to Cornell. A total of 13,024,924 shares of AR-CombiMatrix common stock were authorized to be issued under the SEDA.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS

Upon closing of the SEDA, the CombiMatrix group paid Cornell a one-time commitment fee of $550,000 and an additional $20,000 in due diligence and other closing-related costs. The $550,000 fee was recorded as a long-term asset and was amortized against future advances as costs of equity issuances. In June 2006, Cornell purchased 343,750 shares of AR-CombiMatrix common stock at $1.60 per share (which was not an advance under the SEDA), based on the fair value of AR-CombiMatrix stock on June 12, 2006. Since executing the SEDA, through December 20, 2006, Acacia Research Corporation has requested five advances from Cornell to purchase a total of 3,211,345 shares of AR-CombiMatrix stock at prices ranging from $1.16 to $0.73 per share, resulting in net proceeds of $3,070,000, which were contributed to the CombiMatrix group. On December 20, 2006, a notice to cancel the SEDA was sent by Acacia Research Corporation to Cornell. The unamortized SEDA costs of $444,000 were charged against the net proceeds of the Oppenheimer financing, disclosed above, as canceling the SEDA was a condition of closing the December 2006 Oppenheimer financing.

In September 2005, Acacia Research Corporation raised gross proceeds of $10,537,000 through the sale of 6,385,907 shares of AR-CombiMatrix stock and common stock purchase warrants to purchase 1,596,478 shares AR-CombiMatrix stock, at a price of $1.65 per unit, in a registered direct offering. Each unit consisted of one share of AR-CombiMatrix stock and one-quarter of a five-year AR-CombiMatrix stock purchase warrant. Each full AR-CombiMatrix stock purchase warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $2.40 per share and is exercisable immediately upon issue. Net proceeds raised of approximately $9,609,000, which are net of related issuance costs, were attributed to the CombiMatrix group. Refer to Note 12 regarding classification of the warrants in the accompanying balance sheet.

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

During 2004, proceeds of $2,093,000 were received from the issuance of 761,205 shares of AR-CombiMatrix stock related to the exercise of certain warrants issued in connection with the CombiMatrix group’s May 2003 private equity financing. The proceeds from the warrants exercised were attributed to the CombiMatrix group.

12.  COMMON STOCK PURCHASE WARRANT LIABILITY

Acacia Research Corporation’s classes of common stock are subject to certain redemption provisions in the event that Acacia Research Corporation sells, transfers, assigns or otherwise disposes of, in one transaction or a series of related transactions, all or substantially all of the properties and assets attributed to either group.

Acacia Research Corporation adopted FASB Staff Position No. 150-5 (“FSP No. 150-5”), effective July 1, 2005, which requires that warrants for shares that are redeemable be classified as liabilities, based on the fair values of the warrants, which are required to be marked to market at each balance sheet date. The fair value of contingently redeemable AR-CombiMatrix stock purchase warrants outstanding at December 31, 2006 and December 31, 2005 was $6,732,000 and $1,381,000, respectively. Net warrant gains for the year ended December 31, 2006 and December 31, 2005, reflected in other income (expense), related to changes in the fair value of the warrant liability totaled $1,754,000 and $812,000, respectively.

The fair value of AR-CombiMatrix stock purchase warrants was determined using the Black-Scholes option-pricing model. Refer to Note 10 to the Acacia Research Corporation consolidated financial statements, included elsewhere herein, for a summary of weighted-average assumptions used to determine the fair value of the common stock purchase warrant liability at December 31, 2006 and 2005.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

Refer to Note 7 for goodwill impairment charges recognized in 2005.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
2.2	Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (2)
3.1	Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (4)
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (5)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (6)
10.3*	CombiMatrix Corporation 1998 Stock Option Plan (7)
10.4*	CombiMatrix Corporation 2000 Stock Awards Plan (7)
10.5*	2002 CombiMatrix Stock Incentive Plan (8)
10.6*	2002 Acacia Technologies Stock Incentive Plan (9)
10.7	Lease Agreement dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (10)
10.8	Settlement Agreement dated September 30, 2002, by and among Acacia Research Corporation, CombiMatrix Corporation, Donald D. Montgomery, Ph.D. and Nanogen, Inc.(7)
10.9†	Research & Development Agreement dated September 25, 2002, between CombiMatrix Corporation and Roche Diagnostics GmbH(7)
10.10†	License Agreement dated September 25, 2002 between CombiMatrix Corporation and Roche Diagnostics GmbH(7)
10.11	Form of Indemnification Agreement (11)
10.12	Series A Preferred Stock Purchase Agreement dated October 1, 2004, by and between Leuchemix, Inc. and CombiMatrix Corporation(12)
10.13	Investor Rights Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation(12)
10.14	Voting Agreement dated October 1, 2004, by and among Leuchemix, Inc., CombiMatrix Corporation and the holders of the Common Stock set forth on Exhibit A attached thereto(12)
10.15	Right of First Refusal and Co-Sale Agreement dated October 1, 2004, by and among Leuchemix, Inc., the holders of Common Stock set forth on Exhibit A attached thereto, and CombiMatrix Corporation(11)
10.16	Letter of Intent dated December 15, 2004 between Acacia Research Corporation and Global Patent Holdings LLC (13)
10.17†	First Addendum to Roche/CBMX Research and Development Agreement dated March 25, 2003 (20)
10.18	Research & Development Agreement Second Amendment dated March 19, 2004, between Roche Diagnostics GmbH and CombiMatrix Corporation (20)
10.19	Sublease Guaranty dated as of June 15, 2005 by CombiMatrix Corporation in favor of Accupath Diagnostic Laboratories, Inc. (20)
10.20	Sublease dated June 15, 2005, by and between Accupath Diagnostic Laboratories, Inc., dba U.S. Labs, and CombiMatrix Molecular Diagnostics, Inc. (20)
10.21	Lease Agreement dated October 19, 2000 by and between Wiredzone Property, L.P. and CombiMatrix Corporation (20)
10.22	First Amendment to Lease Agreement dated April 22, 2001 by and between Wiredzone Property, L.P. and CombiMatrix Corporation (20)
10.23	Form of Subscription Agreement between Acacia Research Corporation and certain investors (14)
10.24	Third Amendment to lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (15)
10.25	Standby Equity Distribution Agreement dated June 14, 2006 between Acacia Research Corporation and Cornell Capital Partners, L.P. (16)
10.26	Amendment to Standby Equity Distribution Agreement dated June 14, 2006 between Acacia Research Corporation and Cornell Capital Partners, L.P. (17)
10.27	Manufacturing and Supply Agreement between Acacia Research Corporation and Furuno Electric Company, Ltd. Effective July 1, 2006 (18)
10.28	Placement Agency Agreement between Acacia Research Corporation and Oppenheimer & Co., dated December 7, 2006 (19)
10.29	Form of Subscription Agreement (19)

Exhibit Number	Description

10.30	Form of Investors Warrant (19)
21.1	List of Subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP (relating to the financial statements of Acacia Research Corporation)
23.2	Consent of PricewaterhouseCoopers LLP (relating to the financial statements of the CombiMatrix group)
23.3	Consent of PricewaterhouseCoopers LLP (relating to the financial statements of the Acacia Technologies group)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

___________________________

*     The referenced exhibit is a management contract, compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.

(1)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).

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

(10)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 (SEC File No. 000-26068).

(11)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (SEC File No. 000-26068).

(12)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on November 5, 2004 (SEC File No. 000-26068).

(13)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 15, 2005 (SEC File No. 000-26068).

(14)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on September 19, 2005 (SEC File No. 000-26068).

(15)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on May 10, 2006 (SEC File No. 000-26068).

(16)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on June 15, 2006 (SEC File No. 000-26068).

(17)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on June 22, 2006 (SEC File No. 000-26068).

(18)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2006 (SEC File No. 000-26068).

(19)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on December 13, 2006 (SEC File No. 000-26068).

(20)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 16, 2006 (SEC File No. 000-26068).