Form 10-Q/A
period 2006-06-30
ACACIA RESEARCH CORP
filed 2007-04-06
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
Amendment No. 1

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

EXPLANATORY NOTE

We are filing this amendment to incorporate by reference our amendment to our certificate of incorporation filed with the Commission as Exhibit A to our definitive proxy statement on April 13, 2006. We inadvertently failed to include this exhibit in our quarterly report for the period ended June 30, 2006. The amendment to the certificate of incorporation was made effective as of May 16, 2006, by filing with the Delaware Secretary of State.

This Amendment No. 1 updates only the Exhibits. This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-Q, and does not reflect events occurring after the filing of the Original 10-Q. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-Q. No other changes to the financial statements or disclosures have been made.

Item 6.     EXHIBITS

3.1	Amendment to Certificate of Incorporation(1)
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit A of our definitive proxy statement filed with the SEC on April 13, 2006.

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

Clayton J. Haynes Chief Financial Officer / Treasurer (Principal Financial Officer)

Date: April 6, 2007

EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT
3.1	Amendment to Certificate of Incorporation(1)
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)     Incorporated by reference to Exhibit A of our definitive proxy statement filed with the SEC on April 13, 2006.