Form 10-Q
period 2007-03-31
ACACIA RESEARCH CORP
filed 2007-05-08
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 2, 2007, 28,470,089 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of May 2, 2007 52,788,838 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

 ACACIA RESEARCH CORPORATION

*NOTE: We are presenting the Acacia Research Corporation consolidated unaudited interim financial statements and the separate unaudited interim financial statements for the Acacia Technologies group and the CombiMatrix group. The separate financial statements and accompanying notes of the two groups are being provided as additional disclosure regarding the financial performance of the two divisions and to provide investors with information regarding the potential value and operating results of the respective businesses, which may affect the respective share values. The separate financial statements should be reviewed in conjunction with Acacia Research Corporation’s consolidated financial statements and accompanying notes. The presentation of separate financial statements is not intended to indicate that we have changed the title to any of our assets or changed the responsibility for any of our liabilities, nor is it intended to indicate that the rights of our creditors have been changed. Acacia Research Corporation, and not the individual groups, is the issuer of the securities. Holders of the two securities are stockholders of Acacia Research Corporation and do not have a separate and exclusive interest in the respective groups.

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information) (Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$44,016	$40,044
Short-term investments	19,694	19,296
Accounts receivable	2,838	874
Prepaid expenses, inventory, and other assets	2,105	1,792
Total current assets	68,653	62,006

Property and equipment, net of accumulated depreciation	1,885	2,006
Patents and licenses, net of accumulated amortization	24,311	25,807
Goodwill	17,039	17,039
Other assets	2,479	2,746
	$114,367	$109,604

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,379	$5,047
Royalties and legal fees payable	3,889	1,684
Current portion of deferred revenues	736	725
Total current liabilities	10,004	7,456

Deferred revenues, net of current portion	1,014	1,076
Warrant liability	4,355	6,732
Other liabilities	81	31
Total liabilities	15,454	15,295

Commitments and contingencies (Note 7)

Redeemable stockholders' equity:
Preferred stock
Acacia Research Corporation, par value $0.001 per share; 10,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock
Acacia Research - Acacia Technologies stock, par value $0.001 per share; 100,000,000 shares authorized; 28,407,178 and 28,231,701 shares issued and outstanding as of
March 31, 2007 and December 31, 2006, respectively	28	28
Acacia Research - CombiMatrix stock, par value $0.001 per share; 100,000,000 shares authorized; 52,788,838 and 50,365,810 shares issued and outstanding as of
March 31, 2007 and December 31, 2006, respectively	53	50
Additional paid-in capital	328,953	326,599
Accumulated comprehensive income	3	2
Accumulated deficit	(230,124)	(232,370)
Total stockholders' equity	98,913	94,309
	$114,367	$109,604

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share information) (Unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Revenues:
License fees	$25,185	$4,717
Government contracts	549	264
Products	440	924
Service contracts	148	57
Total revenues	26,322	5,962

Operating expenses:
Cost of government contract revenues	534	250
Cost of product sales	303	221
Research and development expenses (including non-cash stock compensation
expense of $258 in 2007 and $293 in 2006)	1,848	2,379
Marketing, general and administrative expenses (including non-cash stock
compensation expense of $980 in 2007 and $1,450 in 2006)	6,851	7,449
Legal expenses - patents	1,367	366
Inventor royalties and contingent legal fees expense - patents	14,122	2,271
Amortization of patents and royalties	1,634	1,667
Loss from equity investment	272	239
Total operating expenses	26,931	14,842
Operating loss	(609)	(8,880)

Other income (expense):
Interest and investment income	557	540
Loss on sale of interest in subsidiary	-	(84)
Warrant gains (charges)	2,378	(1,740)
Total other income (expense)	2,935	(1,284)

Income (loss) from operations before income taxes	2,326	(10,164)
Benefit (provision) for income taxes	(24)	66
Net income (loss)	2,302	(10,098)
Unrealized gains (losses) on short-term investments	1	(1)
Unrealized gains on foreign currency translation	-	4
Sale of interest in subsidiary's cumulative translation adjustment	-	(61)
Comprehensive income (loss)	$2,303	$(10,156)
Earnings (loss) per common share:
Attributable to the Acacia Technologies group:
Net income (loss)	$4,399	$(2,409)
Basic earnings (loss) per share	0.16	(0.09)
Diluted earnings (loss) per share	0.14	(0.09)

Attributable to the CombiMatrix group:
Net loss	$(2,097)	$(7,689)
Basic and diluted loss per share	(0.04)	(0.20)

Weighted average shares:
Acacia Research - Acacia Technologies stock:
Basic	27,841,286	27,400,857
Diluted	30,969,991	27,400,857
Acacia Research - CombiMatrix stock:
Basic and diluted	52,516,220	38,992,402

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income (loss)	$2,302	$(10,098)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,828	1,878
Non-cash stock compensation	1,238	1,743
Deferred taxes	-	(70)
Non-cash warrant charge (credit)	(2,378)	1,740
Loss from equity investment	272	239
Loss on sale of interest in subsidiary	-	84
Other	17	124
Changes in assets and liabilities:
Accounts receivable	(1,964)	738
Prepaid expenses, inventory and other assets	(308)	(497)
Accounts payable and accrued expenses	283	1,127
Royalties and legal fees payable	2,205	(1,643)
Deferred revenues	(51)	29
Net cash provided by (used in) operating activities from continuing operations	3,444	(4,606)
Net cash provided by operating activities from discontinued operations	10	245
Net cash provided by (used in) operating activities	3,454	(4,361)

Cash flows from investing activities:
Purchase of property and equipment	(104)	(175)
Purchase of available-for-sale investments	(2,709)	(5,028)
Sale of available-for-sale investments	2,323	3,605
Business acquisition	-	(16)
Purchase of additional interests in equity method investee	-	(650)
Patent acquisition costs	(110)	(550)
Sale of interest in subsidiary	-	(369)
Net cash used in investing activities	(600)	(3,183)

Cash flows from financing activities:
Proceeds from the exercise of stock options and warrants	1,118	16
Net cash provided by financing activities	1,118	16

Increase (decrease) in cash and cash equivalents	3,972	(7,528)

Cash and cash equivalents, beginning	40,044	20,164
Cash and cash equivalents, ending	$44,016	$12,636

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Acacia Research Corporation (“we,” “us” and “our”) is comprised of two operating groups.

Acacia Technologies Group

The Acacia Technologies group, a division of Acacia Research Corporation, develops, acquires, licenses and enforces patented technologies. The Acacia Technologies group currently owns or controls the rights to 68 patent portfolios, covering technologies used in a wide variety of industries. The Acacia Technologies group is primarily comprised of certain of Acacia Research Corporation’s wholly owned subsidiaries and limited liability companies including:

•  Acacia Global Acquisition Corporation
•  Acacia Media Technologies Corporation
•  Acacia Patent Acquisition Corporation
•  Acacia Technologies Services Corporation
•  AV Technologies LLC
•  Broadcast Data Retrieval Corporation
•  Broadcast Innovation LLC
•  Computer Acceleration Corporation
•  Computer Cache Coherency Corporation
•  Computer Docking Station Corporation
•  Contacts Synchronization Corporation
•  Credit Card Fraud Control Corporation
•  Database Structures Inc.
•  Data Encryption Corporation
•  Data Innovation LLC
•  Diagnostic Systems Corporation
•  Digital Security Systems Corporation
•  Disc Link Corporation
•  Email Link Corporation
•  Financial Systems Innovation LLC
•  Fluid Dynamics Corporation
•  High Resolution Optics Corporation

•  Information Technology Innovation LLC
•  InternetAd LLC
•  IP Innovation LLC
•  KY Data Systems LLC
•  Location Based Services Corporation
•  Micromesh Technology Corporation
•  Microprocessor Enhancement Corporation
•  Mobile Traffic Systems Corporation
•  New Medium LLC
•  Parking Security Systems Corporation
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

CombiMatrix Group

Our life sciences business, referred to as the “CombiMatrix group,” a division of Acacia Research Corporation, is comprised of our wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation’s wholly owned subsidiary, CombiMatrix Molecular Diagnostics, and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation’s life sciences business.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Other

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. The transaction is expected to be completed during the second or third quarter of 2007, subject, however, to completing the required filings with the Securities and Exchange Commission (“SEC”). We have received a private letter ruling from the IRS addressing certain tax implications of the transaction and have received a tax opinion from counsel. CombiMatrix Corporation filed a registration statement on Form S-1 on December 26, 2006, and amended registration statements on Form S-1 on March 12, 2007, April 10, 2007 and May 7, 2007. If CombiMatrix Corporation’s registration statement on Form S-1 is declared effective by the SEC, Acacia Research Corporation will redeem all of the issued and outstanding shares of AR-CombiMatrix common stock for all of the common stock of CombiMatrix Corporation at an exchange ratio of ten shares of AR-CombiMatrix common stock for one share of CombiMatrix Corporation common stock, and CombiMatrix Corporation’s common stock will be registered under the Securities and Exchange Act of 1934. Concurrent with this process, CombiMatrix Corporation is applying to list its shares for trading on a national exchange.

Capital Structure. Acacia Research Corporation has two classes of common stock called Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”) and Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”). AR-Acacia Technologies stock is intended to reflect separately the performance of Acacia Research Corporation’s Acacia Technologies group. AR-CombiMatrix stock is intended to reflect separately the performance of Acacia Research Corporation’s CombiMatrix group. Although the AR-Acacia Technologies stock and the AR-CombiMatrix stock are intended to reflect the performance of our different business groups, they are both classes of common stock of Acacia Research Corporation and are not stock issued by the respective groups.

Liquidity and Risks

General. Management believes that Acacia Research Corporation’s consolidated cash and cash equivalent and short-term investment balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet Acacia Research Corporation’s cash requirements, on a consolidated basis, through at least May 2008.

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

The Acacia Technologies Group. Management believes that the Acacia Technologies group’s cash and cash equivalent and short-term investment balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet our cash requirements through at least May 2008, and for the foreseeable future. To date, the Acacia Technologies group has relied upon the receipt of license fee payments from the licensing of the Acacia Technologies group’s patented technologies and the selling of Acacia Research Corporation equity securities to generate the funds needed to finance the operations of the Acacia Technologies group. The Acacia Technologies group concluded its V-chip patent licensing program in August 2004, recognizing a total of $25.7 million in license fees over the life of the program. The Acacia Technologies group has been commercially licensing its DMT® technology portfolio since 2003. On January 28, 2005, Acacia Global Acquisition Corporation acquired the assets of Global Patent Holdings, LLC, which owed 11 licensing companies (“GPH Acquisition”). The GPH Acquisition provided the Acacia Technologies group with ownership of companies that own or control the rights to 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries. Subsequent to the GPH Acquisition, the Acacia Technologies group has acquired or acquired the rights to over 35 additional patent portfolios, covering a wide range of technology areas, which it intends to develop, license and enforce.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The timing of the receipt of revenues by the Acacia Technologies group’s business operations are subject to certain risks and uncertainties, including:

•	market acceptance of our patented technologies and services;
•	business activities and financial results of our licensees;
•	technological advances that may make our patented technologies obsolete or less competitive;
•	increases in operating costs, including legal services, engineering, research and personnel cots;
•	the availability and cost of capital; and
•	governmental regulation that may restrict the Acacia Technologies group’s business.

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

The CombiMatrix Group. The CombiMatrix group has a history of incurring net losses and net operating cash flow deficits. The CombiMatrix group is also deploying new and unproven technologies and continues to develop commercial products. The CombiMatrix group has several ongoing long-term development projects that involve experimental technology and may require several years and substantial expenditures to complete. Based on the CombiMatrix group’s cash and investment balances as of December 31, 2006, CombiMatrix group management believed that the CombiMatrix group’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit would be sufficient to meet the CombiMatrix group’s cash requirements through December 31, 2007 and this raised substantial doubt about the CombiMatrix group’s ability to continue as a going concern beyond this point. On May 4, 2007, Acacia Research Corporation executed a registered direct offering as discussed in Note 9 below. The CombiMatrix group will continue to require capital from external sources and there can be no assurances that additional sources of financing, including the issuance of debt and/or equity securities will be available at times and at terms acceptable to management. The issuance of equity securities will also cause dilution to Acacia Research Corporation’s shareholders. If external financing sources are not available or are inadequate to fund the CombiMatrix group’s operations, management will be required to reduce operating costs including research projects and personnel, which could jeopardize the future strategic initiatives and business plans of the CombiMatrix group. For example, reductions in research and development activities and/or personnel at the CombiMatrix group’s Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of the CombiMatrix group’s CustomArray products and services. Also, reductions in operating costs at the CombiMatrix group’s diagnostics subsidiary in Irvine, California, (CMDX), should they occur, could jeopardize its ability to launch, market and sell additional products and services necessary in order to grow and sustain its operations and eventually achieve profitability.

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

Historically, the CombiMatrix group has been substantially dependent on arrangements with strategic partners and has relied upon payments by the CombiMatrix group’s partners for a significant component of its working capital. The CombiMatrix group intends to enter into additional strategic partnerships to develop and commercialize future products. However, there can be no assurance that the CombiMatrix group will be able to implement its future plans. Failure to achieve its plans would have a material adverse effect on the CombiMatrix group’s ability to achieve its intended business objectives. The CombiMatrix group’s success also depends on its ability to protect its intellectual property, the loss thereof or the failure to secure the issuance of additional patents covering elements of the CombiMatrix group’s business processes could materially harm its business and financial condition. The patents covering the CombiMatrix group’s core technology begin to expire in 2018.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The CombiMatrix group’s products and services are concentrated in a highly competitive market that is characterized by rapid technological advances, frequent changes in customer requirements and evolving regulatory requirements and industry standards. Failure to anticipate or respond adequately to technological advances, changes in customer requirements, changes in regulatory requirements or industry standards, or any significant delays in the development or introduction of planned products or services, could have a material adverse effect on the CombiMatrix group’s business and operating results. No adjustment has been made to these consolidated financial statements as a result of these uncertainties.

In addition to seeking additional capital from outside sources, the CombiMatrix group’s plans in regard to these matters include reductions in personnel and fixed overhead costs such as reductions in facilities, staff and research and development related costs made in late 2006 and early 2007. Also, the CombiMatrix group is focusing its sales and product development efforts on its core diagnostic array platform as well as its funded research and development projects for the Department of Defense.

Nasdaq Notification. On April 23, 2007, Acacia Research Corporation received a Nasdaq Staff Deficiency Letter notifying us that our AR-CombiMatrix stock (trading symbol: CBMX) is not in compliance with the minimum trading price of the Nasdaq Global Market set forth in Marketplace Rule 4450(a)(5). To regain compliance, the closing trading price of AR-CombiMatrix stock must be $1.00 or more for ten consecutive trading days. The AR-CombiMatrix stock must regain compliance by October 22, 2007, in order to maintain the listing of stock.

Acacia Research Corporation intends to complete the split-off of CombiMatrix Corporation by redeeming the AR-CombiMatrix stock for common stock of CombiMatrix Corporation prior to October 22, 2007. Upon redemption, the AR-CombiMatrix stock will no longer be issued and the class will be cancelled. Holders of AR-CombiMatrix stock on the redemption date will hold shares of common stock of CombiMatrix Corporation in proportion to their holdings of AR-CombiMatrix stock. CombiMatrix Corporation has applied for an initial listing of its common stock with the Nasdaq Capital Market, to be effective upon the split-off, and will be subject to the initial listing standards of the Nasdaq Capital Market, including a trading price of $4.00 or more per share. CombiMatrix Corporation believes it will be able to meet the initial listing standard of $4.00 per share following the 10:1 redemption ratio described in CombiMatrix Corporations registration statement pending with the SEC.

Basis of Presentation. The accompanying unaudited consolidated financial statements include the accounts of Acacia Research Corporation and its wholly owned and majority-owned subsidiaries and investments accounted for under the equity method. Material intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnotes required by generally accepted accounting principles in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC. These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006, as reported by us in our Annual Report on Form 10-K. The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of March 31, 2007, and results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the entire year.

Separate Group Presentation. AR-Acacia Technologies stock and AR-CombiMatrix stock are intended to reflect the separate performance of the respective division of Acacia Research Corporation. The Acacia Technologies group and the CombiMatrix group are not separate legal entities. Holders of AR-Acacia Technologies stock and AR-CombiMatrix stock are stockholders of Acacia Research Corporation. As a result, holders of AR-Acacia Technologies stock and AR-CombiMatrix stock continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to one of the groups could be subject to the liabilities of the other group. The group financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America, and taken together, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial statements of the groups reflect the financial condition, results of operations, and cash flows of the businesses included therein. The financial statements of the groups include the accounts or assets of Acacia Research Corporation specifically attributed to the groups and were prepared using amounts included in Acacia Research Corporation’s consolidated financial statements.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentrations. Two licensees individually accounted for 39% and 25% of the Acacia Technologies group’s license fee revenues recognized during the three months ended March 31, 2007. Two licensees individually accounted for 17% and 13% of the Acacia Technologies group’s license fee revenues recognized during the three months ended March 31, 2006. One licensee represented approximately 85% of the Acacia Technologies group’s accounts receivable at March 31, 2007. Three licensees individually represented approximately 37%, 24% and 13% of the Acacia Technologies group’s accounts receivable at December 31, 2006.

Government contract revenues recognized by the CombiMatrix group for all periods presented relate to the CombiMatrix group’s ongoing contracts with the Department of Defense regarding its electrochemical and microfluidics technologies.  At March 31, 2007 and December 31, 2006, accounts receivable included $234,000 and $87,000, respectively, due from the Department of Defense.  For the three months ended March 31, 2006, 57% of the CombiMatrix group’s array product and service revenues were recognized by one individual customer.  Receivables from the Department of Defense totaled 30% of accounts receivable at March 31, 2007, and another customer represented approximately 29% of accounts receivable at March 31, 2007. At December 31, 2006, 14% of accounts receivable was due from the Department of Defense and 69% of our accounts receivable was due from another customer.

Stock-Based Compensation. Effective January 1, 2006, Acacia Research Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which sets forth the accounting requirements for “share-based” compensation payments to employees and non-employee directors and requires that compensation cost relating to share-based payment transactions be recognized in the statement of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. The fair value of restricted stock awards is determined by the product of the number of shares granted and the grant date market price of the underlying common stock.

SFAS No. 123R requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated forfeiture rate. Acacia Research Corporation estimates pre-vesting option forfeitures at the time of grant and reflects the impact of estimated pre-vesting option forfeitures on compensation expense recognized.

Income Taxes. Effective January 1, 2007, Acacia Research Corporation adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. The adoption of FIN 48 did not have a material impact on our consolidated or separate group financial position, results of operations or cash flows.

The total amount of unrecognized tax benefits as of January 1, 2007 and March 31, 2007 was $56,000, all of which, if recognized, would affect the effective tax rate.

Acacia Research Corporation recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense.  We have identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.

Acacia Research Corporation is subject to taxation in the U.S. and various state jurisdictions. With no material exceptions, Acacia Research Corporation is no longer subject to U.S. federal, or state examinations by tax authorities for years before 2001.

At December 31, 2006, on a consolidated basis, Acacia Research Corporation’s had both federal and state net operating loss (“NOL”) carryforwards of approximately $170,783,000 and $54,700,000, respectively, which will begin to expire in 2007 and 2026, respectively. At December 31, 2006, the Acacia Technologies group’s U.S. federal and state income tax net operating loss carryforwards, including NOLs related to subsidiaries for which Acacia Research Corporation does not file a consolidated return, were approximately $53,727,000 and $54,700,000, expiring between 2007 and 2026. At December 31, 2006, the CombiMatrix group had federal net operating loss carryforwards of approximately $117,056,000, which will begin to expire in 2010 through 2026. At December 31, 2006, consolidated federal research and development (“R&D”) credit carryforwards were approximately $4,014,000, which begin to expire in 2017. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax assets.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups. Since Acacia Research Corporation’s formation, we have raised capital through the issuance of capital stock on several occasions (both before and after its public offering) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

Acacia Research Corporation has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since Acacia Research Corporation’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If Acacia Research Corporation has experienced an ownership change at any time since its formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of Acacia Research Corporation's stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of the valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

3.  EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted income (loss) per share:

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Acacia Research - Acacia Technologies stock

Basic weighted average number of common shares outstanding	27,841,286	27,400,857
Effect of dilutive stock options and restricted stock awards	3,128,705	-
Diluted weighted average number of common shares outstanding	30,969,991	27,400,857
Outstanding stock options and restricted stock excluded from the computation of
diluted loss per share because the effect of inclusion would have been anti-dilutive	1,525,158	6,745,919

Acacia Research - CombiMatrix stock

Basic and diluted weighted average number of common shares outstanding	52,516,220	38,992,402
All outstanding stock options excluded from the computation of diluted loss per share
because the effect of inclusion would have been anti-dilutive	7,528,686	6,949,466

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Outstanding stock options totaling 1,492,000, under the CombiMatrix Molecular Diagnostics 2005 Stock Award Plan, have also been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive. All AR-CombiMatrix common stock purchase warrants outstanding for the periods presented, as disclosed at Note 6, have been excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive.

4.  GOODWILL AND INTANGIBLE ASSETS

The Acacia Technologies group had $121,000 of goodwill at March 31, 2007 and December 31, 2006. The CombiMatrix group had $16,918,000 of goodwill at March 31, 2007 and December 31, 2006.

Acacia Research Corporation’s only identifiable intangible assets at March 31, 2007 and December 31, 2006, are patents and licenses. The gross carrying amounts and accumulated amortization as of March 31, 2007 and December 31, 2006, related to patents and licenses, by segment, are as follows (in thousands):

	Acacia Technologies Group		CombiMatrix Group		Consolidated
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2007	2006	2007	2006	2007	2006

Gross carrying amount - patents and licenses	$30,427	$30,317	$12,595	$12,595	$43,022	$42,912
Accumulated amortization	(13,118)	(11,802)	(5,593)	(5,303)	(18,711)	(17,105)
Patents and licenses, net	$17,309	$18,515	$7,002	$7,292	$24,311	$25,807

The Acacia Technologies group and the CombiMatrix group’s patents have remaining estimated economic useful lives up to 2014 and 2020, respectively. The weighted average remaining estimated economic useful life of the Acacia Technologies group’s patents is four years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2011 is estimated to be $5,254,000 in 2007, $3,931,000 in 2008, $3,481,000 in 2009, $3,290,000 in 2010 and $2,342,000 in 2011 for the Acacia Technologies group and $1,133,000 per year for the CombiMatrix group. At March 31, 2007 and December 31, 2006, all of our acquired intangible assets other than goodwill were subject to amortization.

For the three months ended March 31, 2007 and 2006, the Acacia Technologies group paid patent acquisition costs totaling $110,000 and $550,000 in connection with the acquisition of the rights to additional patent portfolios. The patents have estimated economic useful lives of six to seven years.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  We are currently assessing the impact, if any, of adopting SFAS No. 159 on our consolidated and separate group financial position, results of operations and cash flows.

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

In June 2006, the Emerging Issues Task Force issued EITF 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006. The adoption of EITF 06-3 did not have a material impact on our consolidated and separate group financial position, results of operations and cash flows.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.  COMMON STOCK PURCHASE WARRANT LIABILITY

During the three months ended March 31, 2007, proceeds of $368,000 were received from the issuance of 423,000 shares of AR-CombiMatrix stock related to the exercise of certain warrants issued in connection with the CombiMatrix group’s December 2006 private equity financing. The proceeds from the warrants exercised were attributed to the CombiMatrix group.

AR-CombiMatrix stock purchase warrants outstanding for the periods presented were as follows:

AR-CombiMatrix Warrants:
	Number of Warrants Outstanding
Date of Issue	March 31, 2007	December 31, 2006	Exercise Price	Expiration
	(In thousands)
December 2006	11,787	12,210	$0.87 - $1.09	December 2011
September 2005	1,596	1,596	$2.40	September 2010
May 2003	283	283	$2.75	May 2008
Total	13,666	14,089

Acacia Research Corporation’s classes of common stock are subject to certain redemption provisions in the event that Acacia Research Corporation sells, transfers, assigns or otherwise disposes of, in one transaction or a series of related transactions, all or substantially all of the properties and assets attributed to either group.

FASB Staff Position No. 150-5 (“FSP No. 150-5”) requires that purchase warrants for shares that are redeemable be classified as liabilities, based on the fair values of the warrants, which are required to be marked to market at each balance sheet date. The fair value of contingently redeemable AR-CombiMatrix stock purchase warrants outstanding at March 31, 2007 and December 31, 2006 was $4,355,000 and $6,732,000, respectively. Net warrant gains (charges) for the three months ended March 31, 2007 and 2006, reflected in other income (expense), related to changes in the fair value of the warrant liability totaled $2,378,000 and ($1,740,000), respectively.

The fair value of AR-CombiMatrix stock purchase warrants at March 31, 2007 and December 31, 2006 was determined using the Black-Scholes option-pricing model, using weighted-average assumptions as follows:

	March 31,	December 31,
AR-CombiMatrix Warrants:	2007	2006

Risk free interest rate	4.55%	4.71%
Volatility	79%	80%
Remaining contractual term	4.5 years	4.7 years

7.  COMMITMENTS AND CONTINGENCIES

Collaborative and Research Agreements

On February 8, 2006, the CombiMatrix group executed a one-year, $2.1 million contract with the DoD to further the development of the CombiMatrix group's array technology for the detection of biological and chemical threat agents. Under the terms of the CombiMatrix group’s one-year contract with the DoD, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $2.1 million. The CombiMatrix group substantially completed this contract during the first quarter of 2007 and does not expect to incur significant costs or revenues from this contract beyond March 31, 2007.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On August 9, 2006, the CombiMatrix group executed a two-year, $1.9 million contract with the DoD, focusing on the integration of its electrochemical detection technology currently under development with the CombiMatrix group’s microfluidics “lab-on-a-chip” technology to be used for military and homeland security applications. Under the terms of this contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $1.9 million. As of March 31, 2007, the CombiMatrix group had incurred $368,000 in actual contract costs for the microfluidics contract.

On March 13, 2007, the CombiMatrix group executed a one-year, $869,000 contract with the DoD, focusing on the development of a field-deployable influenza genotyping system based on the CombiMatrix group’s electrochemical detection technology to be used for military and homeland security applications. Under the terms of this contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $869,000. As of March 31, 2007, the CombiMatrix group had incurred $27,000 in actual contract costs for the genotyping contract.

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

CombiMatrix Corporation is required to make quarterly payments to Nanogen, Inc. pursuant to the terms of a litigation settlement between the two parties equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalties recognized under the agreement during the three months ended March 31, 2007 and 2006, were $25,000 and $50,000, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations. Patent amortization and royalties for the CombiMatrix group relate to costs of product sales.

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

In connection with the Acacia Technologies group’s licensing and enforcement activities, the Acacia Technologies group may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law. These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained by the Acacia Technologies group. In instances where the Acacia Technologies group does not recover license fees from potential infringers, no contingent legal fees are paid; however, the Acacia Technologies group may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement. Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained by the Acacia Technologies group are expensed as incurred and included in liabilities in the statement of financial position.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.  SALE OF INTEREST IN SUBSIDIARY

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

9.  SUBSEQUENT EVENT

On May 4, 2007, Acacia Research Corporation executed a registered direct offering with certain directors of CombiMatrix Corporation and other unaffiliated investors raising gross proceeds of $5,000,000 through the issuance of 6,780,931 units. Each unit consists of one share of AR-CombiMatrix common stock and 1.5 five-year common stock warrants, for a total of 6,780,931 shares and warrants to purchase 10,171,397 shares of AR-CombiMatrix common stock, respectively, issued to investors. Each warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $0.55 per share. The proceeds from this financing will be attributed to the CombiMatrix group. As a result of this financing, CombiMatrix group management believes that the CombiMatrix group will have sufficient funds to operate without requiring additional external funding through May of 2008.

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

Presented below is consolidating financial information for our reportable segments reflecting the businesses of the Acacia Technologies group and the CombiMatrix group. Earnings attributable to each group has been determined in accordance with accounting principles generally accepted in the United States.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Consolidating Balance Sheets
(In thousands)
(Unaudited)

	At March 31, 2007				At December 31, 2006
	Acacia				Acacia
	Technologies	CombiMatrix			Technologies	CombiMatrix
	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated

ASSETS

Current assets:
Cash and cash equivalents	$39,899	$4,117	$-	$44,016	$32,215	$7,829	$-	$40,044
Short-term investments	13,294	6,400	-	19,694	12,783	6,513	-	19,296
Accounts receivable	2,057	781	-	2,838	269	605	-	874
Prepaid expenses, inventory and other assets	1,355	750	-	2,105	1,187	605	-	1,792
Receivable from CombiMatrix group	165	-	(165)	-	380	-	(380)	-
Total current assets	56,770	12,048	(165)	68,653	46,834	15,552	(380)	62,006

Property and equipment, net of accumulated depreciation	243	1,642	-	1,885	221	1,785	-	2,006
Patents and licenses, net of accumulated amortization	17,309	7,002	-	24,311	18,515	7,292	-	25,807
Goodwill	121	16,918	-	17,039	121	16,918	-	17,039
Other assets	82	2,397	-	2,479	79	2,667	-	2,746
	$74,525	$40,007	$(165)	$114,367	$65,770	$44,214	$(380)	$109,604

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,834	$2,545	$-	$5,379	$2,201	$2,846	$-	$5,047
Royalties and legal fees payable	3,889	-	-	3,889	1,684	-	-	1,684
Current portion of deferred revenues	400	336	-	736	360	365	-	725
Payable to Acacia Technologies group	-	165	(165)	-	-	380	(380)	-
Total current liabilities	7,123	3,046	(165)	10,004	4,245	3,591	(380)	7,456

Deferred revenues, net of current portion	-	1,014	-	1,014	-	1,076	-	1,076
Warrant liability	-	4,355	-	4,355	-	6,732	-	6,732
Other liabilities	81	-	-	81	31	-	-	31
Total liabilities	7,204	8,415	(165)	15,454	4,276	11,399	(380)	15,295

Redeemable stockholders' equity:
AR - Acacia Technologies stock	67,321	-	-	67,321	61,494	-	-	61,494
AR - CombiMatrix stock	-	31,592	-	31,592	-	32,815	-	32,815
Total stockholders' equity	67,321	31,592	-	98,913	61,494	32,815	-	94,309
	$74,525	$40,007	$(165)	$114,367	$65,770	$44,214	$(380)	$109,604

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Consolidating Statements of Operations
(In thousands)
(Unaudited)

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
	Acacia			Acacia
	Technologies	CombiMatrix		Technologies	CombiMatrix
	Group	Group	Consolidated	Group	Group	Consolidated
Revenues:
Government contracts	$-	$549	$549	$-	$264	$264
License fees	25,185	-	25,185	4,717	-	4,717
Products and service contracts	-	588	588	-	981	981
Total revenues	25,185	1,137	26,322	4,717	1,245	5,962

Operating expenses:
Cost of government contract revenues	-	534	534	-	250	250
Cost of product sales	-	303	303	-	221	221
Research and development expenses (including non-cash stock compensation expense)	-	1,848	1,848	-	2,379	2,379
Marketing, general and administrative expenses (including non-cash stock compensation expense)	4,364	2,487	6,851	3,537	3,912	7,449
Legal expenses - patents	1,367	-	1,367	366	-	366
Inventor royalties and contingent legal fees expense - patents	14,122	-	14,122	2,271	-	2,271
Amortization of patents	1,316	318	1,634	1,343	324	1,667
Loss from equity investment	-	272	272	-	239	239
Total operating expenses	21,169	5,762	26,931	7,517	7,325	14,842
Operating income (loss)	4,016	(4,625)	(609)	(2,800)	(6,080)	(8,880)

Other income (expense):
Interest and investment income	407	150	557	359	181	540
Loss on sale of interest in subsidiary	-	-	-	-	(84)	(84)
Warrant gains (charges)	-	2,378	2,378	-	(1,740)	(1,740)
Total other income (expense)	407	2,528	2,935	359	(1,643)	(1,284)
Income (loss) from continuing operations before income taxes	4,423	(2,097)	2,326	(2,441)	(7,723)	(10,164)
Provision (benefit) for income taxes	(24)	-	(24)	32	34	66
Net income (loss)	$4,399	$(2,097)	$2,302	$(2,409)	$(7,689)	$(10,098)

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Statements of Cash Flows
(In thousands)
(Unaudited)

	For The Three Months Ended March 31, 2007				For The Three Months Ended March 31, 2006
	Acacia				Acacia
	Technologies	CombiMatrix			Technologies	CombiMatrix
	Group	Group	Eliminations	Consolidated	Group	Group	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$4,399	$(2,097)	$-	$2,302	$(2,409)	$(7,689)	$-	$(10,098)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,344	484	-	1,828	1,360	518	-	1,878
Non-cash stock compensation	763	475	-	1,238	1,048	695	-	1,743
Deferred taxes	-	-	-	-	(36)	(34)	-	(70)
Non-cash warrant charges (gains)	-	(2,378)	-	(2,378)	-	1,740	-	1,740
Loss from equity investment	-	272	-	272	-	239	-	239
Loss on sale of interest in subsidiary	-	-	-	-	-	84	-	84
Other	(10)	27	-	17	-	124	-	124
Changes in assets and liabilities:
Accounts receivable	(1,788)	(176)	-	(1,964)	735	3	-	738
Prepaid expenses, inventory and other assets	44	(137)	(215)	(308)	(456)	(41)	-	(497)
Accounts payable and accrued expenses	617	(549)	215	283	507	620	-	1,127
Royalties and legal fees payable	2,205	-	-	2,205	(1,643)	-	-	(1,643)
Deferred revenues	40	(91)	-	(51)	(39)	68	-	29
Net cash provided by (used in) operating activities from continuing operations	7,614	(4,170)	-	3,444	(933)	(3,673)	-	(4,606)
Net cash provided by operating activities from discontinued operations	10	-	-	10	245	-	-	245
Net cash provided by (used in) operating activities	7,624	(4,170)	-	3,454	(688)	(3,673)	-	(4,361)

Cash flows from investing activities:
Purchase of property and equipment	(51)	(53)	-	(104)	(14)	(161)	-	(175)
Purchase of available-for-sale investments	(1,741)	(968)	-	(2,709)	(4,007)	(1,021)	-	(5,028)
Sale of available-for-sale investments	1,234	1,089	-	2,323	-	3,605	-	3,605
Business acquisition	-	-	-	-	(16)	-	-	(16)
Purchase of additional interests in equity method investee	-	-	-	-	-	(650)	-	(650)
Patent acquisition costs	(110)	-	-	(110)	(550)	-	-	(550)
Sale of interest in subsidiary	-	-	-	-	-	(369)	-	(369)
Net cash provided by (used in) investing activities	(668)	68	-	(600)	(4,587)	1,404	-	(3,183)

Cash flows from financing activities:
Net cash attributed to the Acacia Technologies group	728	-	-	728	(30)	-	-	(30)
Net cash attributed to the CombiMatrix group	-	390	-	390	-	46	-	46
Net cash provided by (used in) financing activities	728	390	-	1,118	(30)	46	-	16

Increase (decrease) in cash and cash equivalents	7,684	(3,712)	-	3,972	(5,305)	(2,223)	-	(7,528)
Cash and cash equivalents, beginning	32,215	7,829	-	40,044	14,498	5,666	-	20,164
Cash and cash equivalents, ending	$39,899	$4,117	$-	$44,016	$9,193	$3,443	$-	$12,636

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$39,899	$32,215
Short-term investments	13,294	12,783
Accounts receivable	2,057	269
Prepaid expenses and other assets	1,355	1,187
Receivable from CombiMatrix group	165	380
Total current assets	56,770	46,834

Property and equipment, net of accumulated depreciation	243	221
Patents, net of accumulated amortization	17,309	18,515
Goodwill	121	121
Other assets	82	79
	$74,525	$65,770

LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
Accounts payable and accrued expenses	$2,834	$2,201
Royalties and legal fees payable	3,889	1,684
Current portion of deferred revenues	400	360
Total current liabilities	7,123	4,245

Other liabilities	81	31
Total liabilities	7,204	4,276

Commitments and contingencies (Note 5)

Allocated net worth:
Funds allocated by Acacia Research Corporation	150,758	149,274
Accumulated net losses	(83,437)	(87,780)
Total allocated net worth	67,321	61,494
	$74,525	$65,770

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Revenues:
License fees	$25,185	$4,717
Total revenues	25,185	4,717

Operating expenses:
Marketing, general and administrative expenses (including non-cash stock
compensation expense of $763 in 2007 and $1,048 in 2006)	4,364	3,537
Legal expenses - patents	1,367	366
Inventor royalties and contingent legal fees expense - patents	14,122	2,271
Amortization of patents	1,316	1,343
Total operating expenses	21,169	7,517
Operating income (loss )	4,016	(2,800)

Other income:
Interest and investment income	407	359
Total other income	407	359

Income (loss) from continuing operations before income taxes	4,423	(2,441)
(Provision) benefit for income taxes	(24)	32
Division net income (loss)	$4,399	$(2,409)

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Division net income (loss) from continuing operations	$4,399	$(2,409)
Adjustments to reconcile division net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	1,344	1,360
Non-cash stock compensation	763	1,048
Deferred taxes	-	(36)
Other	(10)	-
Changes in assets and liabilities:
Accounts receivable	(1,788)	735
Prepaid expenses and other assets	44	(456)
Accounts payable and accrued expenses	617	507
Royalties and legal fees payable	2,205	(1,643)
Deferred revenues	40	(39)
Net cash provided by (used in) operating activities from continuing operations	7,614	(933)
Net cash provided by operating activities from discontinued operations	10	245
Net cash provided by (used in) operating activities	7,624	(688)

Cash flows from investing activities:
Purchase of property and equipment	(51)	(14)
Purchase of available-for-sale investments	(1,741)	(4,007)
Sale of available-for-sale investments	1,234	-
Patent acquisition costs	(110)	(550)
Business acquisition costs	-	(16)
Net cash used in investing activities	(668)	(4,587)

Cash flows from financing activities:
Net cash flows attributed to the Acacia Technologies group	728	(30)

Increase (decrease) in cash and cash equivalents	7,684	(5,305)

Cash and cash equivalents, beginning	32,215	14,498
Cash and cash equivalents, ending	$39,899	$9,193

The accompanying notes are an integral part of these financial statements.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Acacia Technologies group, a division of Acacia Research Corporation, develops, acquires and licenses patented technologies. The Acacia Technologies group currently owns or controls the rights to 68 patent portfolios, covering technologies used in a wide variety of industries. The Acacia Technologies group is primarily comprised of certain of Acacia Research Corporation’s wholly owned subsidiaries and limited liability companies including:

•  Acacia Global Acquisition Corporation
•  Acacia Media Technologies Corporation
•  Acacia Patent Acquisition Corporation
•  Acacia Technologies Services Corporation
•  AV Technologies LLC
•  Broadcast Data Retrieval Corporation
•  Broadcast Innovation LLC
•  Computer Acceleration Corporation
•  Computer Cache Coherency Corporation
•  Computer Docking Station Corporation
•  Contacts Synchronization Corporation
•  Credit Card Fraud Control Corporation
•  Database Structures Inc.
•  Data Encryption Corporation
•  Data Innovation LLC
•  Diagnostic Systems Corporation
•  Digital Security Systems Corporation
•  Disc Link Corporation
•  Email Link Corporation
•  Financial Systems Innovation LLC
•  Fluid Dynamics Corporation
•  High Resolution Optics Corporation

•  Information Technology Innovation LLC
•  InternetAd LLC
•  IP Innovation LLC
•  KY Data Systems LLC
•  Location Based Services Corporation
•  Micromesh Technology Corporation
•  Microprocessor Enhancement Corporation
•  Mobile Traffic Systems Corporation
•  New Medium LLC
•  Parking Security Systems Corporation
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

Basis of Presentation. The unaudited interim Acacia Technologies group financial statements as of March 31, 2007, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the Acacia Technologies group financial statements and Acacia Research Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2006. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The Acacia Technologies group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of its financial position as of March 31, 2007, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the entire year.

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

Concentrations. Two licensees individually accounted for 39% and 25% of the Acacia Technologies group’s license fee revenues recognized during the three months ended March 31, 2007. Two licensees individually accounted for 17% and 13% of the Acacia Technologies group’s license fee revenues recognized during the three months ended March 31, 2006. One licensee represented approximately 85% of the Acacia Technologies group’s accounts receivable at March 31, 2007. Three licensees individually represented approximately 37%, 24% and 13% of the Acacia Technologies group’s accounts receivable at December 31, 2006.

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

Income Taxes. Effective January 1, 2007, Acacia Research Corporation adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” At December 31, 2006, the Acacia Technologies group’s U.S. federal and state income tax net operating loss carryforwards (“NOLs”), including NOLs related to subsidiaries for which Acaia Research Corporation does not file a consolidated return, were approximately $53,727,000 and $54,700,000, expiring between 2007 and 2026. Due to uncertainties surrounding the Acacia Technologies group’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the Acacia Technologies group’s net deferred tax assets. Utilization of the NOL carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

ACACIA TECHNOLOGIES GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

3.  RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 and Note 5 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

4.  GOODWILL AND INTANGIBLE ASSETS

The Acacia Technologies group’s only identifiable intangible assets are patents and patent rights which have remaining economic useful lives of between one and seven years. The weighted average remaining economic useful life of the Acacia Technologies group’s patents is approximately four years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2011 is estimated to be $5,254,000 in 2007, $3,931,000 in 2008, $3,481,000 in 2009, $3,290,000 in 2010 and $2,342,000 in 2011. At March 31, 2007 and December 31, 2006, all of the Acacia Technologies group’s acquired intangible assets other than goodwill were subject to amortization.

For the three months ended March 31, 2007 and 2006, the Acacia Technologies group paid patent acquisition costs totaling $110,000 and $550,000 in connection with the acquisition of the rights to additional patent portfolios. The patents have estimated economic useful lives of six to seven years.

5.  COMMITMENTS AND CONTINGENCIES

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

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$4,117	$7,829
Available-for-sale investments	6,400	6,513
Accounts receivable	781	605
Inventory, prepaid expenses and other assets	750	605
Total current assets	12,048	15,552

Property and equipment, net of accumulated depreciation	1,642	1,785
Patents and licenses, net of accumulated amortization	7,002	7,292
Goodwill	16,918	16,918
Other assets	2,397	2,667
	$40,007	$44,214

LIABILITIES AND ALLOCATED NET WORTH

Current liabilities:
Accounts payable and accrued expenses	$2,545	$2,846
Current portion of deferred revenues	336	365
Payable to Acacia Technologies group	165	380
Total current liabilities	3,046	3,591

Deferred revenues, net of current portion	1,014	1,076
Warrant liability	4,355	6,732
Total liabilities	8,415	11,399

Commitments and contingencies (Note 5)

Allocated net worth:
Funds allocated by Acacia Research Corporation	178,278	177,404
Accumulated net losses	(146,686)	(144,589)
Total allocated net worth	31,592	32,815
	$40,007	$44,214

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Revenues:
Government contracts	$549	$264
Products	440	924
Service contracts	148	57
Total revenues	1,137	1,245

Operating expenses:
Cost of government contract revenues	534	250
Cost of product sales	303	221
Research and development expenses (including non-cash stock compensation
expense of $258 in 2007 and $293 in 2006)	1,848	2,379
Marketing, general and administrative expenses (including non-cash stock
compensation expense of $217 in 2007 and $402 in 2006)	2,487	3,912
Amortization of patents and royalties	318	324
Loss from equity investment	272	239
Total operating expenses	5,762	7,325
Operating loss	(4,625)	(6,080)

Other income (expense):
Interest and investment income	150	181
Loss on sale of interest in subsidiary	-	(84)
Warrant gains (charges)	2,378	(1,740)
Total other income (expense)	2,528	(1,643)
Loss from operations before income taxes	(2,097)	(7,723)
Benefit for income taxes	-	34
Division net loss	$(2,097)	$(7,689)

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Division net loss from operations	$(2,097)	$(7,689)
Adjustments to reconcile division net loss from operations
to net cash used in operating activities:
Depreciation and amortization	484	518
Non-cash stock compensation	475	695
Deferred taxes	-	(34)
Non-cash warrant charges (gains)	(2,378)	1,740
Loss from equity investment	272	239
Loss on sale of interest in subsidiary	-	84
Other	27	124
Changes in assets and liabilities:
Accounts receivable	(176)	3
Inventory, prepaid expenses and other assets	(137)	(41)
Accounts payable and accrued expenses	(549)	620
Deferred revenues	(91)	68
Net cash used in operating activities	(4,170)	(3,673)

Cash flows from investing activities:
Purchase of property and equipment	(53)	(161)
Purchase of available-for-sale investments	(968)	(1,021)
Sale of available-for-sale investments	1,089	3,605
Purchase of additional interests in equity method investee	-	(650)
Sale of interest in subsidiary	-	(369)
Net cash provided by investing activities	68	1,404

Cash flows from financing activities:
Net cash flows attributed to the CombiMatrix group	390	46

Decrease in cash and cash equivalents	(3,712)	(2,223)

Cash and cash equivalents, beginning	7,829	5,666
Cash and cash equivalents, ending	$4,117	$3,443

The accompanying notes are an integral part of these financial statements.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Acacia Research Corporation is comprised of two separate divisions: the Acacia Technologies group and the CombiMatrix group.

Acacia Research Corporation’s life sciences business, referred to as the “CombiMatrix group,” a division of Acacia Research Corporation, is comprised of Acacia Research Corporation’s wholly owned subsidiary, CombiMatrix Corporation and CombiMatrix Corporation’s wholly owned subsidiary, CombiMatrix Molecular Diagnostics and includes all corporate assets, liabilities and transactions related to Acacia Research Corporation’s life sciences business.

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

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. The transaction is expected to be completed during the second or third quarter of 2007, subject, however, to completing the required filings with the Securities and Exchange Commission (“SEC”). Acacia Research Corporation has received a private letter ruling from the IRS addressing certain tax implications of the transaction and has received a tax opinion from counsel. CombiMatrix Corporation filed a registration statement on Form S-1 on December 26, 2006, and amended registration statements on Form S-1 on March 12, 2007, April 10, 2007 and May 7, 2007. If CombiMatrix Corporation’s registration statement on Form S-1 is declared effective by the SEC, Acacia Research Corporation will redeem all of the issued and outstanding shares of AR-CombiMatrix common stock for all of the common stock of CombiMatrix Corporation at an exchange ratio of ten shares of AR-CombiMatrix common stock for one share of CombiMatrix Corporation common stock, and CombiMatrix Corporation’s common stock will be registered under the Securities and Exchange Act of 1934. Concurrent with this process, CombiMatrix Corporation is applying to list its shares for trading on a national exchange.

Liquidity and Risks. Refer to Note 1 to the Acacia Research Corporation consolidated financial statements for a discussion of consolidated and individual group liquidity and risks.

Basis of Presentation. The unaudited interim CombiMatrix group financial statements as of March 31, 2007, and for the interim periods presented, have been prepared in accordance with generally accepted accounting principles for interim financial information. These interim financial statements should be read in conjunction with the CombiMatrix group financial statements and Acacia Research Corporation’s consolidated financial statements and notes thereto for the year ended December 31, 2006. The year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The CombiMatrix group financial statements include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of its financial position as of March 31, 2007, and the results of its operations and its cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the entire year.

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

Warrant Liability. Refer to Note 6 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

Concentrations. Government contract revenues recognized by the CombiMatrix group for all periods presented relate to the CombiMatrix group’s ongoing contracts with the Department of Defense regarding its electrochemical and microfluidics technologies.  At March 31, 2007 and December 31, 2006, accounts receivable included $234,000 and $87,000, respectively, due from the Department of Defense.  For the three months ended March 31, 2006, 57% of the CombiMatrix group’s array product and service revenues were recognized by one individual customer.  Receivables from the Department of Defense totaled 30% of accounts receivable at March 31, 2007, and another customer represented approximately 29% of accounts receivable at March 31, 2007. At December 31, 2006, 14% of accounts receivable was due from the Department of Defense and 69% of our accounts receivable was due from another customer.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Income Taxes. Effective January 1, 2007, Acacia Research Corporation adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.” The adoption of FIN 48 did not have a material impact on the CombiMatrix group’s separate group financial position, results of operations or cash flows. At December 31, 2006, the CombiMatrix group had federal net operating loss carryforwards of approximately $117,056,000, which will begin to expire in 2010 through 2026. At December 31, 2006, the CombiMatrix group’s federal research and development (“R&D”) credit carryforwards were approximately $4,014,000, which begin to expire in 2017. Due to uncertainties surrounding the CombiMatrix group’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the CombiMatrix group’s net deferred tax assets. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

Refer to Note 2 and Note 5 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

4.  GOODWILL AND INTANGIBLE ASSETS

The CombiMatrix group’s only identifiable intangible assets are patents and licenses, which are being amortized over an economic useful life ranging from 7 to 20 years. Annual aggregate amortization expense for each of the five fiscal years through December 31, 2010 is estimated to be $1,133,000 per year. At March 31, 2007 and December 31, 2006, all of the CombiMatrix group’s acquired intangible assets other than goodwill were subject to amortization.

5.  COMMITMENTS AND CONTINGENCIES

On February 8, 2006, the CombiMatrix group executed a one-year, $2.1 million contract with the DoD to further the development of the CombiMatrix group’s array technology for the detection of biological and chemical threat agents. Under the terms of the CombiMatrix group’s one-year contract with the DoD, the CombiMatrix group will perform research and development activities as described under the contract and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $2.1 million. The CombiMatrix group substantially completed this contract during the first quarter of 2007 and does not expect to incur significant costs or revenues from this contract beyond March 31, 2007.

On August 9, 2006, the CombiMatrix group executed a two-year, $1.9 million contract with the DoD, focusing on the integration of its electrochemical detection technology currently under development with the CombiMatrix group’s microfluidics “lab-on-a-chip” technology to be used for military and homeland security applications. Under the terms of this contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $1.9 million. As of March 31, 2007, the CombiMatrix group had incurred $368,000 in actual contract costs for the microfluidics contract.

On March 13, 2007, the CombiMatrix group executed a one-year, $869,000 contract with the DoD, focusing on the development of a field-deployable influenza genotyping system based on the CombiMatrix group’s electrochemical detection technology to be used for military and homeland security applications. Under the terms of this contract, the CombiMatrix group will perform research and development activities, as described under the contract, and will be reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee, of up to $869,000. As of March 31, 2007, the CombiMatrix group had incurred $27,000 in actual contract costs for the genotyping contract.

COMBIMATRIX GROUP
(A Division of Acacia Research Corporation)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

CombiMatrix Corporation is required to make quarterly payments to Nanogen, Inc. pursuant to the terms of a litigation settlement between the two parties equal to 12.5% of payments to CombiMatrix Corporation from sales of products developed by CombiMatrix Corporation and its affiliates and based on the patents that had been in dispute in the litigation, up to an annual maximum of $1,500,000. The minimum quarterly payments under the settlement agreement are $25,000 per quarter until the patents expire in 2018. Royalties recognized under the agreement during the three months ended March 31, 2007 and 2006, were $25,000 and $50,000, respectively, and are included in patent amortization and royalties in the accompanying consolidated statements of operations. Patent amortization and royalties for the CombiMatrix group relate to costs of product sales.

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

7.  SUBSEQUENT EVENT

On May 4, 2007, Acacia Research Corporation executed a registered direct offering with certain directors of CombiMatrix Corporation and other unaffiliated investors raising gross proceeds of $5,000,000 through the issuance of 6,780,931 units. Each unit consists of one share of AR-CombiMatrix common stock and 1.5 five-year common stock warrants, for a total of 6,780,931 shares and warrants to purchase 10,171,397 shares of AR-CombiMatrix common stock, respectively, issued to investors. Each warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $0.55 per share. The proceeds from this financing will be attributed to the CombiMatrix group. As a result of this financing, CombiMatrix group management believes that the CombiMatrix group will have sufficient funds to operate without requiring additional external funding through May of 2008.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our businesses or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007.

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

The following discussion is based primarily on our unaudited consolidated balance sheet as of March 31, 2007, and on our unaudited consolidated statement of operations for the period from January 1, 2007 to March 31, 2007. The discussion compares the activities for the three months ended March 31, 2007, to the activities for the three months ended March 31, 2006. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. This information should also be read in conjunction with the “Risk Factors” incorporated by reference in Part II, Item 1A of this report.

Acacia Research Corporation is comprised of two operating groups, the Acacia Technologies group and the CombiMatrix group.

Acacia Technologies Group. Our intellectual property licensing business, referred to as the “Acacia Technologies group,” develops, acquires, licenses and enforces patented technologies.  The Acacia Technologies group generates license fee revenues from the granting of licenses for the use of its patented technologies. The Acacia Technologies group assists patent holders with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. The Acacia Technologies group currently owns or controls the rights to 68 patent portfolios, which include U.S. patents, and in certain instances, foreign counterparts, covering technologies used in a wide variety of industries.

CombiMatrix Group. Our life sciences business, referred to as the “CombiMatrix group,” is seeking to become a broadly diversified biotechnology business, through the development of proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products and services could be utilized. The technologies that the CombiMatrix group has developed include a platform technology to rapidly produce customizable, in-situ synthesized, oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. The CombiMatrix group has also developed the capabilities of producing arrays that utilize bacterial artificial chromosomes on its arrays, also enabling genetic analysis. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs.

Overview

Acacia Technologies Group

The Acacia Technologies group’s operating activities for the three months ended March 31, 2007 and 2006, were principally focused on the continued development, licensing and enforcement of its patent portfolios, including the continued pursuit of multiple ongoing technology licensing and enforcement programs and the commencement of new technology licensing and enforcement programs. In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios and the continued pursuit of opportunities to partner with patent owners and provide Acacia Technologies group’s unique intellectual property licensing, development and enforcement services.

License fee revenues recognized for the three months ended March 31, 2007 totaled $25.2 million, representing a greater than 100% increase over revenues recognized in the comparable 2006 period. The increase in license fee revenues reflects the impact of the increase in patent portfolios controlled by the Acacia Technologies group, and the increase in the number of patent licensing and enforcement programs launched and generating revenues since the end of prior year comparable period. Acacia Technologies group management measures and assesses the performance and growth of our patent licensing and enforcement business based on total license fee revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis. Trailing twelve-month revenues for the Acacia Technologies group were $55.3 million as of March 31, 2007, as compared to $34.8 million at December 31, 2006 and $22.4 million as of March 31, 2006. Trailing twelve-month revenues as of the end of first quarter of 2007 increase 60% compared to the end of fiscal 2006 and 147% over the end of the comparable 2006 quarter.

Revenues for the three months ended March 31, 2007 included license fees from 22 new licensing agreements covering 11 of our technology licensing and enforcement programs. The Acacia Technologies group generated licensing revenues from 4 new technology licensing and enforcement programs during the first quarter of 2007, including our Spreadsheet Automation technology, Rule-Based Monitoring technology, Digital Color Correction for Video Graphics Systems technology and Portable Storage Devices with Links technology licensing programs. First quarter 2007 license fee revenues also included fees from the licensing of our DMT® technology, Audio/Video Enhancement and Synchronization technology, Audio Communications Fraud Detection technology, Credit Card Fraud Protection technology, Image Resolution Enhancement technology, Pop-Up Advertising technology, and Product Activation technology licensing programs. To date, the Acacia Technologies group has generated revenues from 24 of its technology licensing and enforcement programs

Operating expenses increased during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, due primarily to the addition of licensing, business development and engineering personnel since the end of the comparable 2006 period, a one-time severance charge for an employee separation under the Executive Severance Plan, an increase in accounting and legal expenses related to the CombiMatrix Corporation split-off transaction and an increase in corporate, general and administrative costs related to the continued growth of Acacia Technologies group’s ongoing operations. These increases were partially offset by a decrease in consulting expenses due to the expiration of the consulting agreement with the former CEO of Global Patent Holdings, LLC, and a reduction in non-cash stock compensation charges primarily related to the employee separation described above. Inventor royalties expenses and contingent legal fees expenses increased during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, primarily due to the related increase in license fee revenues, as discussed above, and the impact of the varying economic terms related to inventor agreements and contingent legal fee arrangements associated with the revenue generating patent portfolios in each period.

During the three months ended March 31, 2007, the Acacia Technologies group continued to execute its business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, the following patent portfolios covering a variety of applications, including the following:

•
Wireless Digital Messaging. This patented technology generally relates to transmitting digital content to wireless devices, such as cell phones, PDAs, MP3 players and laptop computers, including wireless systems that deliver digital content, such as images, graphics, photographs, image-embedded e-mail and facsimiles. Among the primary applications for this technology are mobile phone picture messaging and email/fax delivery.

•	Pointing Device. This patented technology generally relates to hand held devices that include pointing devices, such as a joy stick, capable of carrying out multiple user selectable functions.

•
Storage Technology. This patented technology generally relates to diverse aspects of storage devices and related technology. The patented technology generally covers data transfer, fault tolerance, caching, data integrity and error correction.

•
Vehicle Anti-Theft Parking Systems. This patented technology generally relates to methods of automatically identifying a vehicle through a characteristic, such as a license plate number, in order to deter vehicle theft. This technology is applicable to airports, hotels, shopping centers and other parking areas that employ access control.

•
Encrypted Media & Playback. This patented technology generally relates to encryption/decryption techniques used in media and players. It covers the devices and methods used to play back movies and other content from encrypted media. This technology is applicable to media such as high definition discs and stand-alone players, as well as game consoles and PC's with high definition drives.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the Acacia Technologies group’s financial statements for the periods presented.

As of March 31, 2007, the Acacia Technologies group also had several executed letters of intent with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios. Future patent portfolio acquisitions will continue to expand and diversify the Acacia Technologies group’s revenue generating opportunities and accelerate the execution of our business strategy, as we continue to build our leadership position in patent licensing.

CombiMatrix Group

During the three months ended March 31, 2007, the CombiMatrix group’s operating activities included the recognition of $1.1 million in revenues, including $549,000 in government contract revenues and $588,000 in CustomArraysTM product and service revenues. Research and development expenses, excluding government contract costs and noncash stock based compensation, decreased due primarily to the impact of the CombiMatrix group’s cost reduction efforts, which began during the fourth quarter of 2006 and continued during the first quarter of 2007. Such efforts also contributed to the decrease in general and administrative expenses, which were impacted primarily by the execution of an amendment to the CombiMatrix group’s facilities lease in Mukilteo that reduced the amount of space and as well as the lease rate paid by CombiMatrix.

The CombiMatrix group made significant developments in a number of its strategic business objectives including and the following activities during the three months ended March 31, 2007, as follows:

•
On February 1, 2007, the CombiMatrix group executed an amendment to its lease for office and laboratory space in Mukilteo, Washington that reduced both its amount of leased space as well as the lease rate. Overall, the CombiMatrix group reduced its monthly lease expense and related charges from approximately $200,000 per month to approximately $55,000 per month.

•
On March 7, 2007, the CombiMatrix group announced that its diagnostics subsidiary, CombiMatrix Molecular Diagnostics, Inc. (“CMDX”) entered into a relationship with the Centre for Applied Genomics in Toronto, Canada. This relationship will provide CMDX access to published markers in the area of autism and other diseases in upcoming versions of CMDX’s Constitutional Genetic Array Test.

•
On March 13, 2007, the CombiMatrix group announced that CMDX had launched its bacterial artificial chromosome (“BAC”) array comparative genomic hybridization (“CGH”) Technical Only Program for reference laboratories and other clients, thus providing enhanced flexibility in its array-based diagnostic offerings to its customers.

•
On March 14, 2007, the CombiMatrix group announced that CMDX had completed the clinical validation of the first of its HemeScanTM suite of BAC array CGH-based diagnostic tests. These tests are designed to detect prognostic markers in chronic lymphocytic leukemia and are now available to the clinical community through both routine clinical sample processing as well as through CMDX’s innovative Technical Only Program for reference laboratories. This array is the first clinically validated cancer diagnostic based on BAC array CGH.

•
On March 16, 2007, the CombiMatrix group announced that it had been awarded a new $869,000 contract by the Air Force Research Laboratory to advance its Influenza Genotyping System. The field-deployable system is based on the group’s CustomArrayTM microarray platform and ElectraSenseTM detection technologies.

•
On March 20, 2007, the CombiMatrix group announced that CMDX had completed the clinical validation of and had launched the second version of its CGH array diagnostic test (the CA850). This test utilizes CMDX’s new BAC array, which includes over 200 new, validated probes obtained by CMDX’s relationship with the Centre for Applied Genetics in Toronto, Canada. The CA850 can identify over fifty genetic disorders and has now been clinically validated for use in both postnatal and prenatal analyses.

Equity Financing Activities Subsequent to March 31, 2007. On May 4, 2007, Acacia Research Corporation executed a registered direct offering with certain directors of CombiMatrix Corporation and other unaffiliated investors raising gross proceeds of $5.0 million through the issuance of 6,780,931 units. Each unit consists of one share of AR-CombiMatrix common stock and 1.5 five-year common stock warrants, for a total of 6,780,931 shares and warrants to purchase 10,171,397 shares of AR-CombiMatrix common stock, respectively, issued to investors. Each warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $0.55 per share. The proceeds from this financing will be attributed to the CombiMatrix group. As a result of this financing, CombiMatrix group management believes that the CombiMatrix group will have sufficient funds to operate without requiring additional external funding through May of 2008.

Nasdaq Notification. On April 23, 2007, Acacia Research Corporation received a Nasdaq Staff Deficiency Letter notifying us that our AR-CombiMatrix stock (trading symbol: CBMX) is not in compliance with the minimum trading price of the Nasdaq Global Market set forth in Marketplace Rule 4450(a)(5). To regain compliance, the closing trading price of AR-CombiMatrix stock must be $1.00 or more for ten consecutive trading days. The AR-CombiMatrix stock must regain compliance by October 22, 2007, in order to maintain the listing of stock.

Acacia Research Corporation intends to complete the split-off of CombiMatrix Corporation by redeeming the AR-CombiMatrix stock for common stock of CombiMatrix Corporation prior to October 22, 2007. Upon redemption, the AR-CombiMatrix stock will no longer be issued and the class will be cancelled. Holders of AR-CombiMatrix stock on the redemption date will hold shares of common stock of CombiMatrix Corporation in proportion to their holdings of AR-CombiMatrix stock. CombiMatrix Corporation has applied for an initial listing of its common stock with the Nasdaq Capital Market, to be effective upon the split-off, and will be subject to the initial listing standards of the Nasdaq Capital Market, including a trading price of $4.00 or more per share. CombiMatrix Corporation believes it will be able to meet the initial listing standard of $4.00 per share following the 10:1 redemption ratio described in CombiMatrix Corporations registration statement pending with the SEC.

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

Audio/Video Enhancement and Synchronization Technology -
•
New Medium Technologies, LLC and AV Technologies, LLC v. Barco NV, Miranda Technologies, LG Philips LCD, Toshiba Corporation, Toshiba America Consumer Products, L.L.C., and Syntax-Brillian Corporation. United States District Court for the Northern District of Illinois. Filed 9/29/05. Case No. 1:05-cv-05620.

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
•
Acacia Media Technologies Corporation v. Comcast Cable Communications, LLC, Charter Communications, Inc., The DirectTV Group, Inc., Echostar Communications Corporation, Cox Communications, Inc., Hospitality Network, Inc. (a wholly owned subsidiary of Cox that supplies hotel on-demand TV services), Mediacom, LLC, Armstrong Group, Arvig Communication Systems, Block Communications, Inc., Cable America Corporation, Cable One, Inc., Cannon Valley Communications, Inc., East Cleveland Cable TV and Communications, LLC, Loretel Cablevision, Massillon Cable TV, Inc., Mid-Continent Media, Inc., NPG Cable, Inc., Savage Communications, Inc., Sjoberg's Cablevision, Inc., US Cable Holdings LP, and Wide Open West, LLC, Time Warner Cable, Cablevision Systems Corporation, Insight Communications Company, Cebridge Communications and Bresnan Communications

•
Acacia Media Technologies Corporation v. New Destiny Internet Group, Inc., Audio Communications Inc., VS Media Inc., Ademia Multimedia, LLC, International Web Innovations, Inc., Offendale Commercial BV, Ltd., Adult Entertainment Broadcast Network, Cybertrend, Inc., Lightspeed Media Corporation, Adult Revenue Services, Innovative Ideas International, AskCS.com, Game Link, Inc., Cybernet Ventures, Inc., ACMP, LLC, Global AVS, Inc. d/b/a DrewNet, and National A-1 Advertising.

Electronic Address List Management
•
Contacts Synchronization Corporation v. Alltel Corp., AT&T Mobility LLC f/k/a Cingular Wireless LLC, Sprint Nextel Corp., T-Mobile USA, Inc., and Cellco Partnership d/b/a Verizon Wireless. United States District Court for the Western District of Wisconsin. Filed 5/2/07. Case No. 07-C-0250-C.

High Quality Image Processing
•
Lexmark International, Inc. v. Acacia Research Corporation, dba Acacia Technologies Group and Acacia Patent Acquisition Corp. United States District Court for the Eastern District of Kentucky. Filed 2/13/07. Case No. 5:07-cv-00047.

High Resolution Optics Technology
•	Theodore Whitney and High Resolution Optics Corporation v. The United States. United States Court of Federal Claims. Filed 8/23/06. Case No. 1:06-cv-00601.

Image Resolution Enhancement
•	IP Innovation LLC and Technology Licensing Corporation v. Apple, Inc. United States District Court for the Eastern District of Texas. Filed 4/18/07. Case No. 2:07-cv-00146.

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

Laptop Connectivity Technology
•
Computer Docking Station Corporation v. Dell, Inc., Gateway, Inc., Toshiba America, Inc., and Toshiba America Information Systems, Inc On appeal to the U.S. Court of Appeals for the Federal Court. Lower Court Case No. 06-c-0032-c.

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

•	VCode Holdings, Inc. and VData, LLC v. Cognex Corporation. United States District Court for the Eastern District of Texas. Filed 4/13/07. Case No. 2:07-cv-00138.
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

Portable Storage Devices With Links Technology
•
Disc Link Corporation v. H&R Block Digital Tax Solutions, LLC, F/K/A H&R Block Digital Tax Solutions, Inc., Block Financial Corporation, and Riverdeep, Inc. United States District Court for the Eastern District of Texas. Filed 12/27/06. Case No. 5:06-cv-00295.

•
Disc Link Corporation v. Oracle Corporation, SAP America, Inc. d/b/a SAP Americas, SAP AG, Bentley Systems, Inc., SPSS, Inc., Solidworks Corporation, CMS Products, Inc., Sonic Solutions, Corel Corporation, Corel, Inc., MISYS PLC, Adtran, Inc., Eastman Kodak Company, CA, Inc., UGS Corp., Nuance Communications, Inc., Kofax Image Products, Inc., Business Objects Americas, Business Objects SA, Trend Micro Incorporated, Trend Micro Incorporated (California Corporation), EMC Corporation, Borland Software Corporation, Novell, Inc., Palo Alto Software, Inc., Altera Corporation, Compuware Corporation and Avid Technology, Inc. United States District Court for the Eastern District of Texas. Filed 4/10/07. Case No. 5:07-cv-00058.

Telematics Technology
•
Telematics Corporation v. United Parcel Service Co., @Road, Inc., Motorola Inc., Ryder Truck Rental, Inc., Sprint Spectrum, L.P., Nextel of California, Inc., Nextel Communications of the Mid-Atlantic, Inc., Nextel of New York, Inc., Nextel South Corp., Nextel of Texas, Inc., Nextel West, Inc., Teletrac, Inc., Cellco Partnership d/b/a Verizon Wireless and Xata Corporation. United States District Court for the Northern District of Georgia. Filed 1/16/07. Case No. 1:07-cv-00105.

User Activated Internet Advertising Technology
•
InternetAd Systems, LLC v. Turner Broadcasting System, Inc., Freerealtime.com, Inc., Knight Ridder Digital, Homestore, Inc. and Condenet, Inc. United States District Court for the Northern District of Texas. Filed 6/15/06. Case No. 3:06-cv-01063.

•
InternetAd Systems, LLC v. Opodo Limited, Amadeus Global Travel Distribution S.A., and Amadeus North America, LLC~~.~~ United States District Court for the Northern District of Texas. Filed 6/19/06. Case No. 3:06-cv-01084.

Vehicle Magnetic Braking Technology
•
Safety Braking Corporation, Magnetar Technologies Corp., and G&T Conveyor Co. v. Six Flags, Inc., Six Flags Theme Parks Inc., SF Partnership, Tierco Maryland, Inc., Busch Entertainment Corp., Cedar Fair LP, Paramount Parks, Inc., NBC Universal, Inc., Universal Studios, Inc. and Blackstone Group L.P. United States District Court for the District of Delaware. Filed 3/1/07. Case No. 1:07-cv-00127.

Wireless Traffic Information Technology
•
Mobile Traffic Systems Corporation v. Cobra Electronics Corp., Garmin USA, Inc., Magellan Navigaton, Inc. and TomTom, Inc. United States District Court for the Northern District of Alabama. Filed 4/11/07. Case No. 5:07-cv-00653.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2006 Annual Report on Form 10-K, filed on March 14, 2007, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates section. In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Acacia Research Corporation Consolidated
Comparison of the Results of Operations for the Three Months Ended March 31, 2007 and 2006

Net Income (Loss) (In thousands)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Net income (loss)	$2,302	$(10,098)

The changes in net income (loss) were primarily due to operating results and activities as discussed below.

Revenues and Cost of Revenues (In thousands)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

License fees	$25,185	$4,717
Government contracts	549	264
Cost of government contract revenues	(534)	(250)
Products	440	924
Cost of product sales	(303)	(221)

License Fees (Acacia Technologies group only).  Revenues for the three months ended March 31, 2007 included license fees from 22 new licensing agreements covering 11 of our technology licensing and enforcement programs, as compared to 21 new licensing agreements covering 9 of our technology licensing and enforcement programs in the comparable 2006 period. The increase in license fee revenues reflects the impact of the increase in patent portfolios controlled by the Acacia Technologies group, and the increase in the number of patent licensing and enforcement programs launched and generating revenues since the end of prior year comparable period. License fee revenues recognized by the Acacia Technologies group also fluctuate from period to period primarily based on the following factors:

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

Government Contract and Cost of Government Contract Revenues. The increase was due to ongoing performance of the CombiMatrix group’s electrochemical detection, microfluidics and influenza genotyping contracts during the three months ended March 31, 2007, as compared to only the electrochemical detection contract during the comparable 2006 period. Government contract revenues and contract costs were also higher during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, due to the higher number of contracts underway in 2007, as compared to the prior year quarter.

Under the terms of its DoD contracts, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group’s commitments under its current contracts with the DoD.

Product Revenues and Cost of Product Sales. Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group’s array products. Product revenues include the sale of CustomArray 12K DNA expression arrays and related hardware during the first quarter of 2007, compared to DNA synthesizer instruments and 12K DNA expression arrays during the comparable quarter in 2006. The decrease in product revenues was due primarily to the lack of DNA synthesizer instrument sales in 2007 compared to 2006. As the CombiMatrix group shifts its business focus from selling array-based research and development products to providing array-based diagnostic services, it has reduced internal sales staff, marketing and production efforts regarding sales of CustomArray products and instead has executed product distribution and manufacturing agreements with various third party distributors for the sales of its suite of CustomArray products into the research and development markets. As a result, CustomArray product revenues will likely be volatile in future periods depending on the sales efforts of the CombiMatrix group’s distributors.

Operating Expenses (In thousands)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Research and development expenses (including non-cash stock
compensation charges of $258 in 2007 and $293 in 2006)	$1,848	$2,379

Research and Development Expenses. The decrease in internal research and development expenses was due primarily to the impact of cost reduction efforts in the area of full-time staff and ongoing research and development projects for the CustomArray platform, while continuing to develop microarray-based diagnostics services at CMDX. The decrease also reflects $258,000 in non-cash stock compensation charges recognized for the quarter ended 2007 versus $293,000 in the comparable 2006 quarter.

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

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Marketing, general and administrative expenses (including non-cash stock
compensation charges of $980 in 2007 and $1,450 in 2006)	$6,851	$7,449
Legal expenses - patents	1,367	366
Inventor royalties and contingent legal fees expense - patents	14,122	2,271
Amortization of patents and royalties	1,634	1,667
Loss from equity investment	272	239

Marketing, General and Administrative Expenses.

Acacia Technologies Group. The net increase was due primarily to the addition of licensing, business development and engineering personnel since the end of the comparable 2006 period, a one-time severance charge for an employee separation under the Executive Severance Plan, an increase in accounting and legal expenses related to the CombiMatrix Corporation split-off transaction and an increase in corporate, general and administrative costs related to the continued growth of Acacia Technologies group’s ongoing operations. These increases were partially offset by a decrease in consulting expenses due to the expiration of the consulting agreement with the former CEO of Global Patent Holdings, LLC, and the reduction in non-cash stock compensation charges due to the reversal of non-cash stock compensation charges recorded in prior periods due to the pre-vesting forfeiture of certain share-based awards in connection with the employee separation referred to above.

A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

For the Three Months
Ended March 31,
2007 vs. 2006
Acacia Technologies group:
Increase in personnel expenses	$534
Decrease in GPH Acquisition related consulting expenses	(175)
One-time severance charge for employee separation	360
Increase in CombiMatrix Split-off transaction costs	90
Increase in foreign taxes paid on licensing fees	145
Increase in patent development / commercialization and other
marketing, general and administrative costs	158
Decrease in non-cash stock compensation expense	(285)

CombiMatrix Group. The decrease in marketing, general and administrative expenses was due primarily to a decrease in facilities related costs from executing the February 1, 2007 lease amendment discussed above, a reduction in sales and marketing staff and expenses at the CombiMatrix group’s Mukilteo operations and overall reductions in general and administrative staff salaries, which included one-time bonuses and severance related costs in the first quarter of 2006 which were not incurred in 2007. Marketing, general and administrative expenses include stock-based compensation of $217,000 and $402,000 in the three months ended March 31, 2007 and 2006, respectively. The decrease in 2007 was due to certain employee terminations in marketing, general and administrative staff during 2006, as well as existing option awards becoming fully vested during the past year, thus resulting in overall lower stock based compensation expense in the first quarter of 2007.

A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

For the Three Months
Ended March 31,
2007 vs. 2006
CombiMatrix group:
Decrease in marketing and sales expenses	$(317)
Decrease in rent and facilities	(309)
Decrease in general and administrative expenses related to CMDX	(489)
Decrease in general and administrative expenses	(125)
Decrease in non-cash stock compensation expense	(185)

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

The increase in patent related legal expenses was primarily due to a net increase in the number of active licensing programs, and as a result, an increase in the number of ongoing patent enforcement litigations, since the first quarter of 2006. The increase in patent related legal expenses is also due to an increase in the number of enforcement actions that are further along in the litigation process, resulting in increased costs incurred in connection with the preparation for depositions, the preparation and response to discovery requests, expert witnesses, damages reports and other costs. We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above in connection with the Acacia Technologies group’s ongoing patent commercialization and enforcement programs. Refer to “Patent Enforcement Litigation” included in Part I, Item 2, above.

Inventor Royalties and Contingent Legal Fees Expense. For the three months ended March 31, 2007 and 2006, inventor royalties expenses were $5,486,000 and $1,283,000, respectively, and contingent legal fees expenses were $8,636,000 and $988,000, respectively. The increase in inventor royalties expense and contingent legal fees expense primarily reflects the increase in license fee revenues and the impact of the specific mix of patent portfolios generating the revenues for the first quarter of 2007, as compared to the first quarter in 2006. The majority of the Acacia Technologies group’s patent portfolios are subject to patent and patent rights agreements with inventors containing provisions granting to the original patent owner the right to receive inventor royalties based on future net revenues, as defined in the respective agreements, and may also be subject to contingent legal fee arrangements with external law firms engaged on a contingent fee basis. The economic terms of the inventor and contingent arrangements, if any, vary across the Acacia Technologies group’s patent portfolios. As such, inventor royalties and contingent legal fees expenses fluctuate period to period based on the amount of revenues recognized each period and the mix of specific patent portfolios generating revenues each period.

Loss from Equity Investment. As of March 31, 2007 and 2006, the CombiMatrix group owned 33% and 24%, respectively, of Leuchemix Inc., or Leuchemix, a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. The CombiMatrix group’s equity in the losses of Leuchemix increased due to the CombiMatrix group’s increased ownership in Leuchemix as well as an increase in expenses incurred by Leuchemix.

Other

Warrant Charges (Credits). In accordance with SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity,” or SFAS No. 150, and related interpretations, certain AR-CombiMatrix stock purchase warrants outstanding at March 31, 2007 have been classified as a long-term liability due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liability are reflected in the statement of operations. Refer to Note 6 to the Acacia Research Corporation consolidated financial statements in Part I, Item 1 of this report.

Inflation

Inflation has not had a significant impact on Acacia Research Corporation.

Liquidity and Capital Resources

Acacia Research Corporation’s consolidated cash and cash equivalents and short-term investments totaled $63.7 million at March 31, 2007, compared to $59.3 million at December 31, 2006. Working capital at March 31, 2007 was $58.6 million, compared to $54.6 million at December 31, 2006. The change in working capital was due primarily to the impact of net cash flow activities as discussed below.

The net increase (decrease) in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Three Months Ended March 31, 2007			For the Three Months Ended March 31, 2006
	Acacia			Acacia
	Technologies	CombiMatrix		Technologies	CombiMatrix
	Group	Group	Consolidated	Group	Group	Consolidated

Net cash provided by (used in) continuing operations:
Operating activities	$7,614	$(4,170)	$3,444	$(933)	$(3,673)	$(4,606)
Investing activities	(668)	68	(600)	(4,587)	1,404	(3,183)
Financing activities	728	390	1,118	(30)	46	16
Net cash provided by discontinued operations	10	-	10	245	-	245
Increase (decrease) in cash and cash equivalents	$7,684	$(3,712)	$3,972	$(5,305)	$(2,223)	$(7,528)

The change to net cash inflows from operations for the Acacia Technologies group for the three months ended March 31, 2007, as compared to net cash outflows from operations for the three months ended March 31, 2006, was primarily due to the increase in license fee payments received from licensees, which totaled $23.4 million for the three months ended March 31, 2007, compared to $5.4 million in comparable 2006 period, reflecting the increase in license fee revenues recognized, as discussed above. The increase in license fee payments received was partially offset by increases in inventor royalties expenses, contingent legal fees expenses, patent-related legal expenses, personnel expenses, and other corporate, general and administrative expenses, as described above, and the impact of the timing of payments to inventors, attorneys and other vendors. Accounts receivable for the Acacia Technologies group increased to $2.1 million at March 31, 2007, compared to $269,000 at December 31, 2006. The majority of the March 31, 2007 license fees receivable balance was collected subsequent to March 31, 2007, in accordance with the terms of the related underlying license agreements.

Cash receipts from customers for the CombiMatrix group for the three months ended March 31, 2007, were $852,000, comprised of $454,000 from the sale of array products and services and $398,000 in payments received from the DoD. Cash receipts in the comparable 2006 period totaled $1.3 million, comprised of $677,000 from the sale of array products and services and $616,000 in payments received from the DoD. Cash outflows from operations for the CombiMatrix group for the three months ended March 31, 2007 and 2006 was $5.0 million.

The change in net cash flows used in investing activities was primarily due to net purchases and sales of available-for-sale investments by the Acacia Technologies group and the CombiMatrix group, respectively, in connection with ongoing short-term cash management activities during the periods presented. Acacia Technologies group net cash outflows from investing activities for the three months ended March 31, 2007 also included patent related acquisition costs totaling $110,000, as compared to $550,000 in the comparable 2006 period. CombiMatrix group net cash outflows from investing activities for the three months ended March 31, 2006, included additional contractual investments in Leuchemix totaling $650,000. Fixed asset purchases for the three months ended March 31, 2007 and 2006, totaled $104,000 and $175,000, respectively.

Net cash flows provided by financing activities during the three months ended March 31, 2007 included proceeds from the exercise of AR-Acacia Technologies stock options totaling $750,000 and proceeds from the exercise of AR-CombiMatrix common stock purchase warrants totaling $368,000.

The cash and cash equivalent balances, anticipated cash flow from operations, and other external sources of available credit of the Acacia Technologies group and the CombiMatrix group are discussed separately below, under the heading “Discussion of Segment’s Operations, Financial Resources and Liquidity.” The cash and cash equivalent balances, anticipated cash flow from operations, and other external sources of available credit of one group are not generally available to the other group. Please carefully review the discussion of the sufficiency of these resources under the heading “Liquidity and Capital Resources” within the discussion of each operating group below.

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

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2007. We have no committed lines of credit or other committed funding or long-term debt. The following table lists our material known future cash commitments as of March 31, 2007:

	Payments Due by Period (in thousands)
Contractual Obligations	Remaining 2007	2008	2009	2010	2011	2012 and Thereafter
Operating leases	$792	$1,084	$1,121	$1,086	$783	$131
Minimum royalty payments(1)	75	100	100	100	100	675
Minimum license payments	375	-	-	-	-	-
Total contractual cash obligations	$1,242	$1,184	$1,221	$1,186	$883	$806
____________________________________
(1)
Refer to Note 7 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.

Recent Accounting Pronouncements

Refer to Note 2 and Note 5 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

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

Acacia Technologies Group
(A Division of Acacia Research Corporation)
Comparison of the Results of Operations for the Three Months Ended March 31, 2007 and 2006

Division Net Income (Loss) (In thousands)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Division net income (loss)	$4,399	$(2,409)

The changes in net income (loss) were primarily due to operating results and activities as discussed below.

Revenues (In thousands)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

License fees	$25,185	$4,717

License Fees.  Revenues for the three months ended March 31, 2007 included license fees from 22 new licensing agreements covering 11 of our technology licensing and enforcement programs, as compared to 21 new licensing agreements covering 9 of our technology licensing and enforcement programs in the comparable 2006 period. The increase in license fee revenues reflects the impact of the increase in patent portfolios controlled by the Acacia Technologies group, and the increase in the number of patent licensing and enforcement programs launched and generating revenues since the end of prior year comparable period. License fee revenues recognized by the Acacia Technologies group also fluctuate from period to period primarily based on the following factors:

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

Operating Expense (In thousands)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Marketing, general and administrative expenses (including non-cash stock
compensation charges of $763 in 2007 and $1,048 in 2006)	$4,364	$3,537
Legal expenses - patents	1,367	366
Inventor royalties and contingent legal fees expense - patents	14,122	2,271
Amortization of patents	1,316	1,343

Marketing, General and Administrative Expenses. The net increase was due primarily to the addition of licensing, business development and engineering personnel since the end of the comparable 2006 period, a one-time severance charge for an employee separation under the Executive Severance Plan, an increase in accounting and legal expenses related to the CombiMatrix Corporation split-off transaction and an increase in corporate, general and administrative costs related to the continued growth of Acacia Technologies group’s ongoing operations. These increases were partially offset by a decrease in consulting expenses due to the expiration of the consulting agreement with the former CEO of Global Patent Holdings, LLC, and the reduction in non-cash stock compensation charges due to the reversal of non-cash stock compensation charges recorded in prior periods due to the pre-vesting forfeiture of certain share-based awards in connection with the employee separation referred to above.

A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

For the Three Months
Ended March 31,
2007 vs. 2006
Acacia Technologies group:
Increase in personnel expenses	$534
Decrease in GPH Acquisition related consulting expenses	(175)
One-time severance charge for employee separation	360
Increase in CombiMatrix Split-off transaction costs	90
Increase in foreign taxes paid on licensing fees	145
Increase in patent development / commercialization and other
marketing, general and administrative costs	158
Decrease in non-cash stock compensation expense	(285)

Legal Expense - Patents. Patent-related legal expenses include patent-related prosecution and enforcement costs incurred by outside patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis. Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period. Patent-related legal expenses include case related costs billed by outside counsel for economic analyses and damages assessments, expert witnesses and other consultants, case related audio/video presentations for the court, and other litigation support and administrative costs.

The increase in patent related legal expenses is primarily due to a net increase in the number of active licensing programs, and as a result, an increase in the number of ongoing patent enforcement litigations, since the first quarter of 2006. The increase in patent related legal expenses is also due to an increase in the number of enforcement actions that are further along in the litigation process, resulting in increased costs incurred in connection with the preparation for depositions, the preparation and response to discovery requests, expert witnesses, damages reports and other costs. We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above in connection with the Acacia Technologies group’s ongoing patent commercialization and enforcement programs. Refer to “Patent Enforcement Litigation” included in Part I, Item 2, above.

Inventor Royalties and Contingent Legal Fees Expense. For the three months ended March 31, 2007 and 2006, inventor royalties expenses were $5,486,000 and $1,283,000, respectively, and contingent legal fees expenses were $8,636,000 and $988,000, respectively. The increase in inventor royalties expense and contingent legal fees expense primarily reflects the increase in license fee revenues and the impact of the specific mix of patent portfolios generating the revenues for the first quarter of 2007, as compared to the first quarter in 2006. The majority of the Acacia Technologies group’s patent portfolios are subject to patent and patent rights agreements with inventors containing provisions granting to the original patent owner the right to receive inventor royalties based on future net revenues, as defined in the respective agreements, and may also be subject to contingent legal fee arrangements with external law firms engaged on a contingent fee basis. The economic terms of the inventor and contingent arrangements, if any, vary across the Acacia Technologies group’s patent portfolios. As such, inventor royalties and contingent legal fees expenses fluctuate period to period based on the amount of revenues recognized each period and the mix of specific patent portfolios generating revenues each period.

Inflation

Inflation has not had a significant impact on the Acacia Technologies group in the current or previous periods.

Liquidity and Capital Resources

The Acacia Technologies group’s cash and cash equivalents and short-term investments totaled $53.2 million at March 31, 2007, compared to $45.0 million at December 31, 2006. Working capital at March 31, 2007 was $49.6 million, compared to $42.6 million at December 31, 2006.

The net increase (decrease) in cash and cash equivalents for the three months ended March 31, 2007 and 2006 was comprised of the following (in thousands):

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Net cash provided by (used in) continuing operations:
Operating activities	$7,614	$(933)
Investing activities	(668)	(4,587)
Financing activities	728	(30)
Net cash provided by discontinued operations	10	245
Increase (decrease) in cash and cash equivalents	$7,684	$(5,305)

The change to net cash inflows from operations for the Acacia Technologies group for the three months ended March 31, 2007, as compared to net cash outflows from operations for the three months ended March 31, 2006, was primarily due to the increase in license fee payments received from licensees, which totaled $23.4 million for the three months ended March 31, 2007, compared to $5.4 million in the comparable 2006 period, reflecting the increase in license fee revenues recognized, as discussed above. The increase in license fee payments received was partially offset by increases in inventor royalties expenses, contingent legal fees expenses, patent-related legal expenses, personnel expenses, and other corporate, general and administrative expenses, as described above, and the impact of the timing of payments to inventors, attorneys and other vendors. Accounts receivable for the Acacia Technologies group increased to $2.1 million at March 31, 2007, compared to $269,000 at December 31, 2006. The majority of the March 31, 2007 license fees receivable balance was collected subsequent to March 31, 2007, in accordance with the terms of the related underlying license agreements.

The change in net cash flows used in investing activities was due to net purchases and sales of available-for-sale investments by the Acacia Technologies group, in connection with ongoing short-term cash management activities for the periods presented. Acacia Technologies group net cash outflows from investing activities for the three months ended March 31, 2007 also included patent related acquisition costs totaling $110,000, as compared to $550,000 in the comparable 2006 period.

Net cash flows provided by financing activities during the three months ended March 31, 2007 included proceeds from the exercise of AR-Acacia Technologies stock options totaling $750,000.

Management believes that the Acacia Technologies group’s cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet its cash requirements through at least March 2008 and for the foreseeable future. The Acacia Technologies group may however encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in the Acacia Technologies group Risk Factors on page 25 of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If the Acacia Technologies group fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer. Refer to the “Liquidity and Risks” discussion included in Note 1 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for additional information.

Off-Balance Sheet Arrangements

The Acacia Technologies group has not entered into off-balance sheet financing arrangements, other than operating leases. The Acacia Technologies group has no significant commitments for capital expenditures in 2007. The Acacia Technologies group has no committed lines of credit or other committed funding or long-term debt. The following table lists the Acacia Technologies group’s material known future cash commitments as of March 31, 2007:

	Payments Due by Period (in thousands)
Contractual Obligations	Remaining 2007	2008	2009	2010	2011	2012 and Thereafter
Operating leases (1)	$451	$696	$724	$753	$783	$131
Total contractual cash obligations	$451	$696	$724	$753	$783	$131
________________
(1)	Excludes any allocated rent expense in connection with Acacia Research Corporation’s management allocation policies.

Recent Accounting Pronouncements

Refer to Note 2 and Note 5 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

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

CombiMatrix Group
(A Division of Acacia Research Corporation)
Comparison of the Results of Operations for the Three Months Ended March 31, 2007 and 2006

Division Net Loss (In thousands)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Division net loss	$(2,097)	$(7,689)

The changes in net loss were primarily due to operating results and activities as discussed below.

Revenues and Cost of Revenues (In thousands)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Government contracts	$549	$264
Cost of government contract revenues	(534)	(250)
Products	440	924
Cost of product sales	(303)	(221)

Government Contract and Cost of Government Contract Revenues. The increase was due to ongoing performance of the CombiMatrix group’s electrochemical detection, microfluidics and influenza genotyping contracts during the three months ended March 31, 2007, as compared to only the electrochemical detection contract during the comparable 2006 period. Government contract revenues and contract costs were also higher during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, due to the higher number of contracts underway in 2007 compared to the prior year quarter.

Under the terms of its DoD contracts, the CombiMatrix group is reimbursed on a periodic basis for actual costs incurred to perform its obligations, plus a fixed fee. Revenues are recognized under the percentage-of-completion method of accounting, using the cost-to-cost approach to measure completeness at the end of each reporting period. Cost of government contract revenues reflect research and development expenses incurred in connection with the CombiMatrix group’s commitments under its current contracts with the DoD.

Product Revenues and Cost of Product Sales. Product revenues and costs of product sales relate to domestic and international sales of the CombiMatrix group’s array products. Product revenues include the sale of CustomArray 12K DNA expression arrays and related hardware during the three months ended March 31, 2007, compared to DNA synthesizer instruments and 12K DNA expression arrays during the comparable 2006 period. The decrease in product revenues was due primarily to the lack of DNA synthesizer instrument sales in 2007 compared to 2006. As the CombiMatrix group shifts its business focus from selling array-based research and development products to providing array-based diagnostic services, it has reduced internal sales staff, marketing and production efforts regarding sales of CustomArray products and instead has executed product distribution and manufacturing agreements with various third party distributors for the sales of its suite of CustomArray products into the research and development markets. As a result, CustomArray product revenues will likely be volatile in future periods depending on the sales efforts of its distributors.

Operating Expenses (In thousands)

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Research and development expenses (including non-cash stock
compensation charges of $258 in 2007 and $293 in 2006)	$1,848	$2,379

Research and Development Expenses. The decrease in internal research and development expenses was due primarily to the impact of cost reduction efforts in the area of full-time staff and ongoing research and development projects for the CustomArray platform, while continuing to develop microarray-based diagnostics services at CMDX. The decrease also reflects $258,000 in non-cash stock compensation charges recognized for the quarter ended 2007 versus $293,000 in the comparable 2006 quarter.

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

	For the Three Months Ended
	March 31, 2007	March 31, 2006

Marketing, general and administrative expenses (including non-cash stock
compensation charges of $217 in 2007 and $402 in 2006)	$2,487	$3,912
Loss from equity investment	272	239

Marketing, General and Administrative Expenses. The decrease in marketing, general and administrative expenses was due primarily to a decrease in facilities related costs from executing the February 1, 2007 lease amendment discussed above, reduction in sales and marketing staff and expenses at the CombiMatrix group’s Mukilteo operations and overall reductions in general and administrative staff salaries, which included one-time bonuses and severance related costs in the first quarter of 2006 which were not incurred in 2007. Marketing, general and administrative expenses include stock-based compensation of $217,000 and $402,000 in the three months ended March 31, 2007 and 2006, respectively. The decrease in 2007 was due to certain employee terminations in marketing, general and administrative staff during 2006 as well as existing option awards becoming fully vested during the past year, thus resulting in overall lower stock based compensation expense in the current quarter.

A summary of the main drivers of the changes in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

For the Three Months
Ended March 31,
2007 vs. 2006
CombiMatrix group:
Decrease in marketing and sales expenses	$(317)
Decrease in rent and facilities	(309)
Decrease in general and administrative expenses related to CMDX	(489)
Decrease in general and administrative expenses	(125)
Decrease in non-cash stock compensation expense	(185)

Loss from Equity Investment. As of March 31, 2007 and 2006, the CombiMatrix group owned 33% and 24%, respectively, of Leuchemix Inc., or Leuchemix, a private drug development firm, which is developing several compounds for the treatment of leukemia and other cancers. The CombiMatrix group’s equity in the losses of Leuchemix increased due to the CombiMatrix group’s increased ownership in Leuchemix as well as an increase in expenses incurred by Leuchemix.

Other

Warrant Charges (Credits). In accordance with SFAS No. 150 and related interpretations, certain AR-CombiMatrix stock purchase warrants outstanding at March 31, 2007 have been classified as a long-term liability due to certain redemption provisions associated with the underlying AR-CombiMatrix stock. Changes in the fair value of the stock purchase warrant liability are reflected in the statement of operations. Refer to Note 6 to the Acacia Research Corporation consolidated financial statements in Part I, Item 1 of this report.

Inflation

Inflation has not had a significant impact on the CombiMatrix group in the current or prior periods.

Liquidity and Capital Resources

At March 31, 2007, cash and cash equivalents and short-term investments totaled $10.5 million compared to $14.3 million at December 31, 2006. Working capital at March 31, 2007 was $9.0 million, compared $12.0 million at December 31, 2006. The change in working capital was due primarily to the impact of net cash flow activities as discussed below.

The net decrease in cash and cash equivalents for the three months ended March 31, 2007 and 2006 was comprised of the following (in thousands):

	For the Three Months Ended
	March 31, 2007	March 31, 2006
Net cash provided by (used in):
Operating activities	$(4,170)	$(3,673)
Investing activities	68	1,404
Financing activities	390	46
Decrease in cash and cash equivalents	$(3,712)	$(2,223)

Cash receipts from customers for the CombiMatrix group for the three months ended March 31, 2007, were $852,000, comprised of $454,000 from the sale of array products and services and $398,000 in payments received from the DoD. Cash receipts in the comparable 2006 period totaled $1.3 million, comprised of $677,000 from the sale of array products and services and $616,000 in payments received from the DoD. Cash outflows from operations for the CombiMatrix group for the three months ended March 31, 2007 and 2006 was $5.0 million.

The change in net cash flows provided by investing activities was due primarily to net sales of available-for-sale investments by the CombiMatrix group in connection with ongoing short-term cash management activities during the periods presented. For the period ending March 31, 2007 and 2006, the CombiMatrix group incurred $53,000 and $161,000, respectively, of capital expenditures. CombiMatrix group net cash outflows from investing activities for the three months ended March 31, 2006, included additional contractual investments in Leuchemix totaling $650,000.

Based on the May 2007 financing discussed above and described more fully in Note 9 to Acacia Research Corporation’s consolidated financial statements included elsewhere herein, CombiMatrix group management believes that the CombiMatrix group’s cash and cash equivalent balances, anticipated cash flows from operations and external sources of funding from the capital markets will be sufficient to meet its cash requirements through May 2008. In order for the CombiMatrix group to continue to meet its cash requirements beyond this point, the CombiMatrix group will be required to obtain capital from external sources. However, there can be no assurances that the CombiMatrix group will be able to secure additional sources of financing at times and at terms acceptable to management. The issuance of additional equity securities will also cause dilution to the AR-CombiMatrix shareholders. If external financing sources of financing are not available or are inadequate to fund the CombiMatrix group’s operations, management will be required to reduce our operating costs including research projects and personnel, which could jeopardize its future strategic initiatives and business plans. For example, reductions in research and development activities and/or personnel at the CombiMatrix group’s Mukilteo, Washington facility could result in the inability to invest the resources necessary to continue to develop next-generation products and improve existing product lines in order to remain competitive in the marketplace, resulting in reduced revenues and cash flows from the sales of the CombiMatrix group’s CustomArray products and services. Also, reductions in operating costs at the CombiMatrix group’s diagnostics subsidiary in Irvine, California, (CMDX), should they occur, could jeopardize the CombiMatrix group’s ability to launch, market and sell additional products and services necessary to order grow and sustain its operations and eventually achieve profitability. As discussed in Note 1 to the consolidated financial statements of Acacia Research Corporation included elsewhere herein, the anticipation that the CombiMatrix group would be required to obtain additional financing in the foreseeable future raised substantial doubt about the CombiMatrix group’s ability to continue as a going concern beyond December 31, 2007. However, we believe that this has been extended through May 2008 based on the May 2007 financing discussed above. In addition to seeking capital from outside sources, the CombiMatrix group’s plans in regard to these matters included reductions in personnel and in fixed overhead costs (i.e., the CombiMatrix group lease commitment reduction discussed elsewhere herein) made in late 2006 and early 2007. Also, the CombiMatrix group is focusing its sales and product development efforts on its core diagnostic array platform as well as its funded research and development projects for the DoD.

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

The CombiMatrix group’s long-term capital requirements will be substantial and the adequacy of available funds will depend upon many factors, including:

•	the costs of commercialization activities, including sales and marketing, manufacturing and capital equipment;
•	our continued progress in research and development programs;
•	the costs involved in filing, prosecuting, enforcing and defending any patents claims, should they arise;
•	our ability to license technology;
•	competing technological developments;
•	the creation and formation of strategic partnerships;
•	the costs associated with leasing and improving our Irvine, California facility; and other factors that may not be within our control.

Off-Balance Sheet Arrangements

The CombiMatrix group has not entered into off-balance sheet financing arrangements, other than operating leases. The CombiMatrix group has no significant commitments for capital expenditures in 2007. Other than as set forth below, the CombiMatrix group has no committed lines of credit or other committed funding or long-term debt. The following table lists the CombiMatrix group’s material known future cash commitments as of March 31, 2007:

	Payments Due by Period (in thousands)
Contractual Obligations	Remaining 2007	2008	2009	2010	2011	2012 and Thereafter
Operating leases (1)	$341	$388	$397	$333	$-	$-
Minimum royalty payments(2)	75	100	100	100	100	675
Minimum license payments	375	-	-	-	-	-
Total contractual cash obligations	$791	$488	$497	$433	$100	$675
____________________________________
(1)	Excludes any allocated rent expense in connection with Acacia Research Corporation’s management allocation policies.
(2)
Refer to Note 7 to the Acacia Research Corporation consolidated financial statements for a description of the September 30, 2002 settlement agreement between CombiMatrix Corporation and Dr. Donald Montgomery and Nanogen.

Recent Accounting Pronouncements

Refer to Note 2 and Note 5 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Quantitative and Qualitative Disclosures About Market Risk” for Acacia Research Corporation, the Acacia Technologies group and the CombiMatrix group, in Part I, Item 2., hereby incorporated by reference.

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

Changes in Internal Controls

(b)  There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2007) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Refer to Note 7 to the Acacia Research Corporation consolidated financial statements, contained in Part I, Item 1 of this report, and hereby incorporated by reference.

Item 1A.  RISK FACTORS

An investment in our stock involves a number of risks. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this quarterly report and in our annual report on Form 10-K for the year ending December 31, 2006, filed with the Securities and Exchange Commission on March 14, 2007. If any of the risks included in this quarterly report or our annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment. You should carefully review the “Risk Factors” set forth on pages 25 through 49 of our annual report on Form 10-K for the year ending December 31, 2006, filed with the Securities and Exchange Commission on March 14, 2007, and the risk factors included in our Form 8-K filed with the Commission on April 27, 2007, and included on pages 5 through 17 of Exhibit 99.2 included therewith and hereby incorporated by reference.

You should also carefully consider the following additional risk factors not previously included in the documents incorporated by reference above:

RISKS RELATED TO THE SPLIT OFF

HOLDERS OF TERMINATED AR-COMBIMATRIX STOCK OPTIONS COULD CLAIM THAT THE REDEMPTION WAS NOT A CHANGE IN CONTROL AS DEFINED IN THE STOCK OPTION PLANS, AND AS A RESULT, WE MAY BE REQUIRED TO DEFEND AGAINST CLAIMS.

The Acacia Research Corporation board of directors, acting as administrator of the CombiMatrix Corporation 1998 Stock Option Plan, CombiMatrix 2000 Stock Award Plan, and the 2002 CombiMatrix Stock Incentive Plan (the “plans”), determined that the redemption will be a “change in control” as defined under the plans and as a result of the change in control, all of the outstanding options under those plans will become fully vested and will terminate on the redemption date, though the option holders will receive at least 35-days written notice prior to the redemption date and termination of their options. The Acacia Research Corporation board exercised authority to make such determination without consent of the option holders. If an option holder under a plan claims that the redemption does not constitute a change in control, as defined in the plans, including how that term was defined prior to the related plan amendments, then CombiMatrix Corporation may be required to defend against such claims. Potential damages would be the difference between the exercise price under such options and the fair market value of CombiMatrix Corporation’s common stock subsequent to the redemption date, assuming that CombiMatrix Corporation common stock will appreciate from current levels and exceed the exercise price of the options, and also assuming the options would not have expired under their original terms. As of December 31, 2006, there were approximately eight million outstanding AR-CombiMatrix stock options under the plans with a weighted average exercise price of $5.37, and none of these options were in the money as of year end or as of the date of this filing. While we cannot guarantee that an option holder will not bring a claim, we do not believe that such claims are likely, and we do not believe that the potential damages from any such claims are significant.

RISKS RELATED TO THE COMBIMATRIX GROUP

THE COMBIMATRIX GROUP WILL NOT BE ABLE TO MEET OUR CASH REQUIREMENTS BEYOND MAY OF 2008 WITHOUT OBTAINING ADDITIONAL CAPITAL FROM EXTERNAL SOURCES, AND IF WE ARE UNABLE TO DO SO, WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

As a result of the CombiMatrix group financings in 2006 with Oppenheimer & Co. and Cornell Capital, CombiMatrix group management believed that the CombiMatrix group’s cash and cash equivalent balances, anticipated cash flows from operations and other external sources of available credit would have been sufficient to meet its cash requirements through December 31, 2007. In order for the CombiMatrix group to continue as a going concern beyond this point, the CombiMatrix group was required to obtain capital from external sources. As a result, the report of independent registered public accounting firm for the CombiMatrix group’s financial statements for the year ending December 31, 2006, included an explanatory paragraph regarding the CombiMatrix group’s ability to continue as a going concern, as described in Note 1 to the CombiMatrix group financial statements included in Acacia Research Corporation’s annual report on form 10-K as of and for the year ended December 31, 2006. On May 4, 2007, Acacia Research Corporation executed a registered direct offering of $5.0 million of AR-CombiMatrix stock with certain directors of CombiMatrix Corporation and other unaffiliated investors. We expect to receive these funds during the second quarter of 2007 and that the proceeds from this offering will allow the CombiMatrix group to meet its cash requirements through May 2008. The CombiMatrix group will continue to seek additional capital. If external financing sources are not available or are inadequate to fund the CombiMatrix group’s operations, it could result in reduced revenues and cash flows from the sales of its CustomArray products and services and/or could jeopardize its ability to launch, market and sell additional products and services necessary to grow and sustain its operations in order to eventually achieve profitability. You should review the additional information about the CombiMatrix group’s liquidity and capital resources in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

THE CONTINUED DECLINE IN AR-COMBIMATRIX STOCK PRICE COULD RESULT IN A GOODWILL IMPAIRMENT FOR COMBIMATRIX CORPORATION.

Due to the recent decline in the AR-CombiMatrix stock, the market value of the CombiMatrix group as indicated by the trading of AR-CombiMatrix stock has approximated its book value at times during the fourth quarter of 2006 and the first quarter of 2007. During April 2007, the market value of the CombiMatrix Group fell below book value on several trading days, though our market value exceeds our book value by approximately $9.0 million as of May 7, 2007.  Should the AR-CombiMatrix stock continue to decline below its book value and if management concludes that the decline is other than temporary, the CombiMatrix group's goodwill in the amount of $16.9 million as of December 31, 2006, could be impaired.

Item 6.  EXHIBITS

3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to Restated Certificate of Incorporation (2)
10.1	Third Amendment to Lease Agreement dated February 1, 2007, between Wirezoned Property, L.P. and CombiMatrix Corporation (3)
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________

(1)
Incorporated by reference to Appendix B to the Proxy Statement/Prospectus which formed part of our Registration Statement on Form S-4 (SEC File No. 333-87657) which became effective on November 8, 2002.

(2)	Incorporated by reference to Exhibit A of our Definitive Proxy Statement filed with the SEC on April 13, 2006.

(3)	Incorporated by reference to Exhibit 10.19 of CombiMatrix Corporation's Amendment No. 1 to Registration Statement on Form S-1/A File No. 333-139679 and Film No.07688720 filed on March 12, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By:	/s/ Paul R. Ryan
Paul R. Ryan
Chief Executive Officer (Authorized Signatory)

By:	/s/ Clayton J. Haynes
Clayton J. Haynes
Chief Financial Officer /Treasurer (Principal Financial Officer)

Date: May 8, 2007

EXHIBIT INDEX
EXHIBIT NUMBER	EXHIBIT
3.1	Restated Certificate of Incorporation (1)
3.2	Certificate of Amendment to Restated Certificate of Incorporation (2)
10.1	Third Amendment to Lease Agreement dated February 1, 2007, between Wirezoned Property, L.P. and CombiMatrix Corporation (3)
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

__________________

(1)
Incorporated by reference to Appendix B to the Proxy Statement/Prospectus which formed part of our Registration Statement on Form S-4 (SEC File No. 333-87657) which became effective on November 8, 2002.

(2)	Incorporated by reference to Exhibit A of our Definitive Proxy Statement filed with the SEC on April 13, 2006.

(3)	Incorporated by reference to Exhibit 10.19 of CombiMatrix Corporation's Amendment No. 1 to Registration Statement on Form S-1/A File No. 333-139679 and Film No.07688720 filed on March 12, 2007.