Form 10-Q/A
period 2006-06-30
ACACIA RESEARCH CORP
filed 2007-06-05
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
Amendment No. 2

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

EXPLANATORY NOTE

We are filing this amendment to file, instead of incorporating by reference, our amended and restated certificate of incorporation, as amended by certificate of amendment filed with the Commission as Exhibit A to our definitive proxy statement on April 13, 2006. We incorporated the amendment by reference in our amended quarterly report for the period ended June 30, 2006, and by this amendment we are including the amendment and the amended and restated certificate of incorporation as one exhibit, filed herewith.

This Amendment No. 2 updates only the Exhibits. This Amendment No. 2 does not otherwise alter the disclosures set forth in the Original 10-Q, and does not reflect events occurring after the filing of the Original 10-Q. This Amendment No. 2 is effective for all purposes as of the date of the filing of the Original 10-Q. No other changes to the financial statements or disclosures have been made.

Item 6.     EXHIBITS

3.1	Amended and Restated Certificate of Incorporation, as amended
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By:	/s/ Paul R. Ryan

Paul R. Ryan Chief Executive Officer (Principal Executive Officer)

By:	/s/ Clayton J. Haynes

Clayton J. Haynes Chief Financial Officer / Treasurer (Principal Financial Officer)

Date: June 5, 2007

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT
3.1	Amended and Restated Certificate of Incorporation, as amended
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002