Form 10-Q
period 2007-06-30
ACACIA RESEARCH CORP
filed 2007-08-06
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of July 27, 2007, 29,356,953 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding. As of July 27, 2007 59,875,769 shares of Acacia Research-CombiMatrix common stock were issued and outstanding.

ACACIA RESEARCH CORPORATION

*NOTE: Refer to the Acacia Research Corporation consolidating unaudited segment information for separate Acacia Technologies group and CombiMatrix group financial information for the periods presented (Refer to Note 9). The separate financial information of the two groups is being provided as additional disclosure regarding the financial performance of the two divisions and to provide investors with information regarding the potential value and operating results of the respective businesses, which may affect the respective share values. The separate financial information should be reviewed in conjunction with Acacia Research Corporation’s consolidated financial statements and accompanying notes. The presentation of separate financial information is not intended to indicate that we have changed the title to any of our assets or changed the responsibility for any of our liabilities, nor is it intended to indicate that the rights of our creditors have been changed. Acacia Research Corporation, and not the individual groups, is the issuer of the securities. Holders of the two securities are stockholders of Acacia Research Corporation and do not have a separate and exclusive interest in the respective groups.

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$35,067	$32,215
Short-term investments	15,308	12,783
Accounts receivable	2,180	269
Prepaid expenses, inventory, and other assets	1,403	1,187
Total current assets related to discontinued operations - Split-off of CombiMatrix Corporation	13,991	15,552
Total current assets	67,949	62,006

Property and equipment, net of accumulated depreciation	322	221
Patents, net of accumulated amortization	17,279	18,515
Goodwill	121	121
Other assets	84	79
Total non-current assets related to discontinued operations - Split-off of CombiMatrix Corporation	27,261	28,662
	$113,016	$109,604

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,147	$2,201
Royalties and legal fees payable	2,176	1,684
Deferred revenues	251	360
Total current liabilities related to discontinued operations - Split-off of CombiMatrix Corporation	2,263	3,211
Total current liabilities	6,837	7,456

Other liabilities	67	31
Total non-current liabilities related to discontinued operations - Split-off of CombiMatrix Corporation	10,318	7,808
Total liabilities	17,222	15,295

Commitments and contingencies (Note 6)

Redeemable stockholders' equity:
Preferred stock
Acacia Research Corporation, par value $0.001 per share; 10,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock
Acacia Research - Acacia Technologies stock, par value $0.001 per share; 100,000,000 shares authorized; 29,356,953 and 28,231,701 shares issued and outstanding as of
June 30, 2007 and December 31, 2006, respectively	29	28
Acacia Research - CombiMatrix stock, par value $0.001 per share; 100,000,000 shares authorized; 59,875,769 and 50,365,810 shares issued and outstanding as of
June 30, 2007 and December 31, 2006, respectively	60	50
Additional paid-in capital	333,089	326,599
Accumulated comprehensive income	(5)	2
Accumulated deficit	(237,379)	(232,370)
Total stockholders' equity	95,794	94,309
	$113,016	$109,604

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Revenues:
License fees	$5,865	$14,371	$31,050	$19,088
Total revenues	5,865	14,371	31,050	19,088

Operating expenses:
Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,144 and $1,907 for the three and six months ended June 30, 2007 and $889 and $1,937 for the three and six months ended June 30, 2006)	4,190	2,986	8,518	6,492
Legal expenses - patents	1,069	1,082	2,436	1,448
Inventor royalties and contingent legal fees expense - patents	3,406	7,847	17,528	10,118
Amortization of patents	1,314	1,326	2,630	2,669
Write-off of patent-related intangible asset	-	297	-	297
Total operating expenses	9,979	13,538	31,112	21,024
Operating income (loss)	(4,114)	833	(62)	(1,936)

Other income:
Interest and investment income	650	394	1,057	753
Total other income	650	394	1,057	753

Income (loss) from continuing operations before income taxes	(3,464)	1,227	995	(1,183)

Provision for income taxes	(124)	(70)	(148)	(38)
Income (loss) from continuing operations - Acacia Technologies group	(3,588)	1,157	847	(1,221)

Discontinued operations - Split-off of CombiMatrix Corporation
Loss from discontinued operations - Split-off of CombiMatrix Corporation	(3,667)	(3,500)	(5,800)	(11,220)
Net income (loss)	(7,255)	(2,343)	(4,953)	(12,441)

Unrealized gains (losses) on short-term investments	(9)	4	(8)	3
Unrealized gains on foreign currency translation	1	-	1	4
Sale of interest in subsidiary's cumulative translation adjustment	-	-	-	(61)
Comprehensive income (loss)	$(7,263)	$(2,339)	$(4,960)	$(12,495)

Earnings (loss) per common share:
Continuing operations - Attributable to the Acacia Technologies group:
Net income (loss) from continuing operations	$(3,588)	$1,157	$847	$(1,221)
Basic earnings (loss) per share	(0.13)	0.04	0.03	(0.04)
Diluted earnings (loss) per share	(0.13)	0.04	0.03	(0.04)

Discontinued operations - Attributable to the CombiMatrix group:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	$(3,667)	$(3,500)	$(5,800)	$(11,220)
Basic and diluted loss per share	(0.06)	(0.09)	(0.11)	(0.29)

Weighted average shares:
Acacia Research - Acacia Technologies stock:
Basic	28,298,328	27,507,024	28,071,069	27,454,066
Diluted	28,298,328	30,324,732	31,064,677	27,454,066
Acacia Research - CombiMatrix stock:
Basic and diluted	57,143,839	39,018,844	54,842,813	39,005,696

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Cash flows from operating activities:
Net income (loss)	$(4,953)	$(12,441)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,687	2,704
Non-cash stock compensation	1,907	1,937
Deferred taxes	-	(36)
Loss on disposal of discontinued operations	5,800	11,220
Write-off of patent-related intangible asset	-	297
Other	(21)	(87)
Changes in assets and liabilities:
Accounts receivable	(1,911)	696
Prepaid expenses, inventory and other assets	119	(346)
Accounts payable and accrued expenses	(82)	175
Royalties and legal fees payable	492	(1,106)
Deferred revenues	(109)	(207)
Net cash provided by operating activities from continuing operations	3,929	2,806
Net cash used in operating activities from discontinued operations	(7,018)	(7,969)
Net cash used in operating activities	(3,089)	(5,163)

Cash flows from investing activities:
Purchase of property and equipment	(160)	(29)
Purchase of available-for-sale investments	(5,477)	(11,932)
Sale of available-for-sale investments	2,959	11,786
Business acquisition	-	(16)
Patent acquisition costs	(1,395)	(1,020)

Net cash used in investing activities from continuing operations	(4,073)	(1,211)
Net cash provided by (used in) investing activities from discontinued operations	(3,960)	2,927
Net cash provided by (used in) investing activities	(8,033)	1,716

Cash flows from financing activities:
Proceeds from the exercise of stock options	3,159	335
Net cash provided by financing activities from continuing operations	3,159	335
Net cash provided by (used in) financing activities from discontinued operations	5,369	(7)
Net cash provided by financing activities	8,528	328

Decrease in cash and cash equivalents	(2,594)	(3,119)

Cash and cash equivalents, beginning (inclulding cash and cash equivalents related to discontinued operations-split-off of CombiMatrix Corporation of $7,829 and $5,666, respectively)	40,044	20,164

Cash and cash equivalents, ending	37,450	17,045

Less cash and cash equivalents of discontinued operations, ending	(2,383)	(930)

Cash and cash equivalents of continuing operations, ending	$35,067	$16,115

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Acacia Research Corporation (“we,” “us” and “our”) operates in one reportable segment referred to as the Acacia Technologies group. As discussed below and more fully in Note 7, Acacia Research Corporation’s CombiMatrix group (primarily comprised of Acacia Research Corporation’s wholly owned subsidiary, CombiMatrix Corporation and its subsidiary), which was previously presented as a separate reportable segment, will be split-off from Acacia Research Corporation, effective August 15, 2007. As such, the assets and liabilities of the CombiMatrix group in the accompanying consolidated balance sheets, the results of operations for the CombiMatrix group in the accompanying consolidated statements of operations and the cash flows for the CombiMatrix group in the accompanying consolidated cash flow statements, have been segregated from continuing operations and presented as Discontinued Operations, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Accordingly, the CombiMatrix group’s assets, liabilities, results of operations and cash flows for all prior periods presented have been reclassified to Discontinued Operations to conform to the current period presentation.

Acacia Technologies Group

The Acacia Technologies group, a division of Acacia Research Corporation, develops, acquires, licenses and enforces patented technologies. The Acacia Technologies group currently owns or controls the rights to 77 patent portfolios, covering technologies used in a wide variety of industries. The Acacia Technologies group is primarily comprised of certain of Acacia Research Corporation’s wholly owned subsidiaries and limited liability companies including:

•  Acacia Global Acquisition Corporation
•  Acacia Media Technologies Corporation
•  Acacia Patent Acquisition Corporation
•  Acacia Technologies Services Corporation
•  Automated Facilities Management Corporation
•  AV Technologies LLC
•  Broadcast Data Retrieval Corporation
•  Broadcast Innovation LLC
•  Computer Acceleration Corporation
•  Computer Cache Coherency Corporation
•  Computer Docking Station Corporation
•  Contacts Synchronization Corporation
•  Creative Internet Advertising Corporation
•  Credit Card Fraud Control Corporation
•  Database Structures Inc.
•  Data Encryption Corporation
•  Data Innovation LLC
•  Diagnostic Systems Corporation
•  Digital Security Systems Corporation
•  Disc Link Corporation
•  Email Link Corporation
•  Financial Systems Innovation LLC
•  Fluid Dynamics Corporation
•  High Resolution Optics Corporation
•  Hospital Systems Corporation

•  Information Technology Innovation LLC
•  InternetAd LLC
•  IP Innovation LLC
•  KY Data Systems LLC
•  Location Based Services Corporation
•  Micromesh Technology Corporation
•  Microprocessor Enhancement Corporation
•  Mobile Traffic Systems Corporation
•  New Medium LLC
•  Parallel Processing Corporation
•  Parking Security Systems Corporation
•  Peer Communications Corporation
•  Priority Access Solutions Corporation
•  Product Activation Corporation
•  Refined Recommendations Corporation
•  Remote Video Camera Corporation
•  Resource Scheduling Corporation
•  Safety Braking Corporation
•  Screentone Systems Corporation
•  Secure Access Corporation
•  Soundview Technologies LLC
•  Spreadsheet Automation Corporation
•  TechSearch LLC
•  Telematics Corporation
•  VData LLC

The Acacia Technologies group also includes all corporate assets, liabilities, and related transactions of Acacia Research Corporation attributed to Acacia Research Corporation’s intellectual property licensing and enforcement business.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The CombiMatrix group is seeking to become a diversified biotechnology business, through the development of proprietary technologies, products and services in the areas of drug development, genetic analysis, molecular diagnostics, nanotechnology research, defense and homeland security markets, as well as other potential markets where its products and services could be utilized. The technologies developed include a platform technology to rapidly produce customizable, in-situ synthesized, oligonucleotide arrays for use in identifying and determining the roles of genes, gene mutations and proteins. This technology has a wide range of potential applications in the areas of genomics, proteomics, biosensors, drug discovery, drug development, diagnostics, combinatorial chemistry, material sciences and nanotechnology. Other technologies include proprietary molecular synthesis and screening methods for the discovery of potential new drugs. CombiMatrix Molecular Diagnostics, Inc. (“CMDX”), a wholly owned subsidiary of CombiMatrix Corporation located in Irvine California, has developed capabilities of producing arrays that utilize bacterial artificial chromosomes, which also enable genetic analysis.

CombiMatrix Group Split-off Transaction and Related Discontinued Operations. In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. CombiMatrix Corporation’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission on June 8, 2007.  Following the redemption period required by Acacia Research Corporation’s Restated Certificate of Incorporation, on August 15, 2007 (the “Redemption Date”), CombiMatrix Corporation will split-off from Acacia Research Corporation through the redemption of all outstanding shares of Acacia Research-CombiMatrix common stock (the “Split-off Transaction”). On the Redemption Date, every ten (10) shares of Acacia Research-CombiMatrix stock outstanding on August 15, 2007, will be redeemed for one (1) share of common stock of CombiMatrix Corporation. As of June 30, 2007, CombiMatrix Corporation continues to be wholly owned by Acacia Research Corporation, and will continue to be wholly owned by Acacia Research Corporation until the August 15, 2007 Redemption Date. Subsequent to the Redemption Date, Acacia Research Corporation will no longer own any equity interests in CombiMatrix Corporation and the two companies will operate independently of each other.

Refer to Note 7 for information regarding presentation of the assets, liabilities, results of operations and cash flows for the CombiMatrix group as Discontinued Operations in the accompanying consolidated financial statements for all periods presented, in accordance with guidance set forth in SFAS No. 144.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2007, and results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

Separate Group Presentation. AR-Acacia Technologies stock and AR-CombiMatrix stock are intended to reflect the separate performance of the respective division of Acacia Research Corporation. The Acacia Technologies group and the CombiMatrix group are not separate legal entities. Holders of AR-Acacia Technologies stock and AR-CombiMatrix stock are stockholders of Acacia Research Corporation. As a result, holders of AR-Acacia Technologies stock and AR-CombiMatrix stock continue to be subject to all of the risks of an investment in Acacia Research Corporation and all of its businesses, assets and liabilities. The assets Acacia Research Corporation attributes to one of the groups could be subject to the liabilities of the other group. The group financial information has been prepared in accordance with generally accepted accounting principles in the United States of America, and taken together, comprise all the accounts included in the corresponding consolidated financial statements of Acacia Research Corporation. The financial information of the groups reflects the financial condition, results of operations, and cash flows of the businesses included therein. The financial information of the groups includes the accounts or assets of Acacia Research Corporation specifically attributed to the groups and were prepared using amounts included in Acacia Research Corporation’s consolidated financial statements. Refer to Note 9 for separate group financial information.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentrations. Three licensees individually accounted for 21%, 14% and 14% of the Acacia Technologies group’s license fee revenues recognized during the three months ended June 30, 2007, and two licensees individually accounted for 31% and 20% of the Acacia Technologies group’s license fee revenues recognized during the six months ended June 30, 2007. Four licensees individually accounted for 23%, 21%, 10% and 10% of the Acacia Technologies group’s license fee revenues recognized during the three months ended June 30, 2006, and two licensees individually accounted for 17% and 16% of the Acacia Technologies group’s license fee revenues recognized during the six months ended June 30, 2006. Two licensees individually represented approximately 39% and 21% of the Acacia Technologies group’s accounts receivable at June 30, 2007. Three licensees individually represented approximately 37%, 24% and 13% of the Acacia Technologies group’s accounts receivable at December 31, 2006.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The total amount of unrecognized tax benefits as of January 1, 2007 and June 30, 2007 was $56,000, all of which, if recognized, would affect the effective tax rate.

Acacia Research Corporation recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense.  We have identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.

Acacia Research Corporation is subject to taxation in the U.S. and various state jurisdictions. With no material exceptions, Acacia Research Corporation is no longer subject to U.S. federal or state examinations by tax authorities for years before 2001.

At December 31, 2006, the Acacia Technologies group’s U.S. federal and state income tax net operating loss carryforwards were approximately $53,727,000 (excluding NOLs related to subsidiaries for which Acacia Research Corporation does not file a consolidated return) and $54,700,000, expiring between 2007 and 2026. At December 31, 2006, the CombiMatrix group had federal net operating loss carryforwards of approximately $117,056,000, which will begin to expire in 2010 through 2026. At December 31, 2006, consolidated federal research and development (“R&D”) credit carryforwards were approximately $4,014,000, which begin to expire in 2017. Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax assets. All NOLs and tax credits attributed to the Acacia Technologies group will be retained by the Acacia Research Corporation, subsequent to the Split-off Transaction. All NOLs and tax credits attributed to the CombiMatrix group will be retained by the CombiMatrix group and will not be available to Acacia Research Corporation, subsequent to the Split-off Transaction.

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

The following table presents a reconciliation of basic and diluted income (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Acacia Research - Acacia Technologies stock

Basic weighted average number of common shares outstanding	28,298,328	27,507,024	28,071,069	27,454,066

Effect of dilutive stock options and restricted stock awards	-	2,817,708	2,993,607	-

Diluted weighted average number of common shares outstanding	28,298,328	30,324,732	31,064,677	27,454,066

Outstanding stock options and restricted stock excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	6,170,926	1,831,746	2,008,176	6,533,008

Acacia Research - CombiMatrix stock

Basic and diluted weighted average number of common shares outstanding	57,143,839	39,018,844	54,842,813	39,005,696

All outstanding stock options excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	7,073,105	6,861,499	7,073,105	6,861,499

All outstanding common stock purchase warrants excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	23,838,648	1,879,888	23,838,648	1,879,888

4.  INTANGIBLE ASSETS

Acacia Research Corporation’s only identifiable intangible assets at June 30, 2007 and December 31, 2006, are patents. Patent related accumulated amortization totaled $14,433,000 and $11,802,000 as of June 30, 2007 and December 31, 2006, respectively.

The Acacia Technologies group’s patents have remaining estimated economic useful lives ranging from one to seven years. The weighted average remaining estimated economic useful life of the Acacia Technologies group’s patents is four years. Annual aggregate amortization expense is estimated to be $2,719,000 for the remainder of 2007, $4,119,000 in 2008, $3,668,000 in 2009, $3,477,000 in 2010 and $2,523,000 in 2011. At June 30, 2007 and December 31, 2006, all of our acquired intangible assets other than goodwill were subject to amortization.

For the six months ended June 30, 2007 and 2006, the Acacia Technologies group paid patent acquisition costs totaling $1,395,000 and $1,020,000 in connection with the acquisition of the rights to additional patent portfolios. The patents acquired have estimated economic useful lives ranging from five to seven years.

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

6.  COMMITMENTS AND CONTINGENCIES

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

Inventor Royalties and Contingent Legal Expenses

In connection with the acquisition of certain patents and patent rights, certain companies included in the Acacia Technologies group executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net license fee revenues (as defined in the respective agreements) generated by the Acacia Technologies group as a result of licensing the respective patents or patent portfolios. Inventor royalties paid pursuant to the agreements are expensed in the consolidated statement of operations and comprehensive income (loss) in the period that the related license fee revenues are recognized.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.  DISCONTINUED OPERATIONS

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. CombiMatrix Corporation’s registration statement on Form S-1 was declared effective by the SEC on June 8, 2007. Following the redemption period required by Acacia Research Corporation’s Restated Certificate of Incorporation, on August 15, 2007 (the “Redemption Date”), CombiMatrix Corporation will split-off from Acacia Research Corporation through the redemption of all outstanding shares of Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”). On the Redemption Date, every ten (10) shares of AR-CombiMatrix stock outstanding on August 15, 2007, will be redeemed for one (1) share of common stock of CombiMatrix Corporation. As of June 30, 2007 CombiMatrix Corporation continues to be wholly owned by Acacia Research Corporation, and will continue to be wholly owned by Acacia Research Corporation until the August 15, 2007 Redemption Date. Subsequent to the Redemption Date, Acacia Research Corporation will no longer own any equity interests in CombiMatrix Corporation and the two companies will operate independently of each other.

In accordance with guidance set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” since the assets, liabilities, results of operations and cash flows of the CombiMatrix group will be eliminated from the ongoing operations of Acacia Research Corporation as a result of the eventual consummation of the Split-off Transaction (on the Redemption Date) and Acacia Research Corporation will not have any continuing involvement in the operations of the CombiMatrix group subsequent to the consummation of the Split-off Transaction, Acacia Research Corporation’s accompanying consolidated balance sheet, statements of operations and statement of cash flows for the current periods presented reflect the assets, liabilities, results of operations and cash flows for the CombiMatrix group as Discontinued Operations. Financial statements presented for comparable prior year periods have also been restated to reflect the assets, liabilities, results of operations and cash flows for the CombiMatrix group as Discontinued Operations. The CombiMatrix group was previously presented as a separate operating segment of Acacia Research Corporation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Refer to Note 9 for detailed information regarding the assets and liabilities of the CombiMatrix group that have been segregated from continuing operations and presented as discontinued operations in the accompanying consolidated balance sheets. Refer to Note 9 for detailed information regarding the revenues and expenses of the CombiMatrix group that have been segregated from continuing operations and reported as Discontinued Operations in the accompanying consolidated statements of operations. Refer to Note 9 for detailed information regarding cash flows from operating, investing and financing activities of the CombiMatrix group that have been segregated from continuing operations and reported as Discontinued Operations in the accompanying consolidated statements of cash flows. Upon consummation of the Split-off Transaction on the Redemption Date, the Split-off Transaction will be accounted for by Acacia Research Corporation at historical cost. Accordingly, no gain or loss on disposal will be recognized in the statement of operations by Acacia Research Corporation.

Net loss from Discontinued operations related to the CombiMatrix group includes direct costs incurred in connection with the Split-off Transaction, originally included in Acacia Research Corporation corporate accounts, totaling $100,000 and $136,000 for the three and six months ended June 30, 2007 and $58,000 and $89,000 for the three and six months ended June 30, 2006.

8.  EQUITY FINANCING

On May 4, 2007, Acacia Research Corporation executed a registered direct offering with certain directors of CombiMatrix Corporation and other unaffiliated investors raising gross proceeds of $5,000,000 through the issuance of 6,780,931 units. Each unit consists of one share of AR-CombiMatrix common stock and 1.5 ten-year common stock warrants, for a total of 6,780,931 shares and warrants to purchase 10,171,397 shares of AR-CombiMatrix common stock, respectively, issued to investors. Each warrant entitles the holder to purchase a share of AR-CombiMatrix stock at a price of $0.55 per share. The proceeds from this financing were attributed to the CombiMatrix group, and are reflected in net cash provided by financing activities from discontinued operations in the accompanying Acacia Research Corporation consolidated statement of cash flows.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.  CONSOLIDATING SEGMENT INFORMATION

Acacia Research Corporation has adopted the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Our chief operating decision maker is considered to be Acacia Research Corporation’s Chief Executive Officer (“CEO”). The CEO reviews and evaluates financial information presented on a group basis as presented below. Management evaluates performance based on the profit or loss from continuing operations and financial position of its segments. As of the June 30, 2007, Acacia Research Corporation has one reportable segment, as described earlier in Note 1.

Material intercompany transactions and transfers have been eliminated in consolidation. The accounting policies of Acacia Research Corporation’s reportable segment (and the CombiMatrix group) are the same as those described in the summary of significant accounting policies.

Presented below is consolidating financial information for our reportable segment, the Acacia Technologies group, reflecting the continuing business of the Acacia Technologies group, and the discontinued operations of the CombiMatrix group (refer to Note 7 regarding Discontinued Operations). Earnings attributable to each group has been determined in accordance with accounting principles generally accepted in the United States of America.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Balance Sheets
(In thousands)
(Unaudited)
	At June 30, 2007				At December 31, 2006
	Acacia		Reclass		Acacia		Reclass
	Technologies	CombiMatrix	Discontinued		Technologies	CombiMatrix	Discontinued
	Group	Group (1)	Operations (1)	Consolidated	Group	Group (1)	Operations (1)	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$35,067	$2,383	$(2,383)	$35,067	$32,215	$7,829	$(7,829)	$32,215
Short-term investments	15,308	10,414	(10,414)	15,308	12,783	6,513	(6,513)	12,783
Accounts receivable	2,180	481	(481)	2,180	269	605	(605)	269
Prepaid expenses, inventory and other assets	1,403	713	(713)	1,403	1,187	605	(605)	1,187
Receivable from CombiMatrix group	40	-	(40)	-	380	-	(380)	-
Total current assets related to discontinued operations - Split-off of CombiMatrix Corporation	-	-	13,991	13,991	-	-	15,552	15,552
Total current assets	53,998	13,991	(40)	67,949	46,834	15,552	(380)	62,006

Property and equipment, net of accumulated depreciation	322	1,486	(1,486)	322	221	1,785	(1,785)	221
Patents, net of accumulated amortization	17,279	6,712	(6,712)	17,279	18,515	7,292	(7,292)	18,515
Goodwill	121	16,918	(16,918)	121	121	16,918	(16,918)	121
Other assets	84	2,145	(2,145)	84	79	2,667	(2,667)	79
Total non current assets related to discontinued operations - Split-off of CombiMatrix Corporation	-	-	27,261	27,261	-	-	28,662	28,662
	$71,804	$41,252	$(40)	$113,016	$65,770	$44,214	$(380)	$109,604

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,147	$1,937	$(1,937)	$2,147	$2,201	$2,846	$(2,846)	$2,201
Royalties and legal fees payable	2,176	-	-	2,176	1,684	-	-	1,684
Current portion of deferred revenues	251	326	(326)	251	360	365	(365)	360
Payable to Acacia Technologies group	-	40	(40)	-	-	380	(380)	-
Total current liabilities related to discontinued operations - Split-off of CombiMatrix Corporation	-	-	2,263	2,263	-	-	3,211	3,211
Total current liabilities	4,574	2,303	(40)	6,837	4,245	3,591	(380)	7,456

Deferred revenues, net of current portion	-	939	(939)	-	-	1,076	(1,076)	-
Warrant liability	-	9,379	(9,379)	-	-	6,732	(6,732)	-
Other liabilities	67	-	-	67	31	-	-	31
Total non current liabilities related to discontinued operations - Split-off of CombiMatrix Corporation	-	-	10,318	10,318	-	-	7,808	7,808
Total liabilities	4,641	12,621	(40)	17,222	4,276	11,399	(380)	15,295

Redeemable stockholders' equity:
AR - Acacia Technologies stock	67,163	-	-	67,163	61,494	-	-	61,494
AR - CombiMatrix stock - Split-off of CombiMatrix Corporation	-	28,631	-	28,631	-	32,815	-	32,815

Total stockholders' equity	67,163	28,631	-	95,794	61,494	32,815	-	94,309
	$71,804	$41,252	$(40)	$113,016	$65,770	$44,214	$(380)	$109,604

(1) Refer to Note 7 regarding presentation of the CombiMatrix group as discontinued operations.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Statements of Operations
(In thousands)
(Unaudited)

	For the Three Months Ended June 30, 2007				For the Six Months Ended June 30, 2007
	Acacia		Reclass		Acacia		Reclass
	Technologies	CombiMatrix	Discontinued		Technologies	CombiMatrix	Discontinued
	Group	Group	Operations (1)	Consolidated	Group	Group	Operations (1)	Consolidated
Revenues:
Government contracts	$-	$679	$(679)	$-	$-	$1,228	$(1,228)	$-
License fees	5,865	-	-	5,865	31,050	-	-	31,050
Products and service contracts	-	657	(657)	-	-	1,245	(1,245)	-
Total revenues	5,865	1,336	(1,336)	5,865	31,050	2,473	(2,473)	31,050

Operating expenses:
Cost of government contract revenues	-	641	(641)	-	-	1,175	(1,175)	-
Cost of product sales	-	248	(248)	-	-	551	(551)	-
Research and development expenses (including non-cash stock compensation expense)	-	1,102	(1,102)	-	-	2,950	(2,950)	-
Marketing, general and administrative expenses (including non-cash stock compensation expense)	4,190	2,404	(2,404)	4,190	8,518	4,927	(4,927)	8,518
Legal expenses - patents	1,069	-	-	1,069	2,436	-	-	2,436
Inventor royalties and contingent legal fees expense - patents	3,406	-	-	3,406	17,528	-	-	17,528
Amortization of patents	1,314	344	(344)	1,314	2,630	662	(662)	2,630
Loss from equity investment	-	250	(250)	-	-	522	(522)	-
Total operating expenses	9,979	4,989	(4,989)	9,979	31,112	10,787	(10,787)	31,112
Operating income (loss)	(4,114)	(3,653)	3,653	(4,114)	(62)	(8,314)	8,314	(62)

Other income (expense):
Interest and investment income	650	131	(131)	650	1,057	281	(281)	1,057
Warrant gains (charges)	-	(145)	145	-	-	2,233	(2,233)	-
Total other income (expense)	650	(14)	14	650	1,057	2,514	(2,514)	1,057

Income (loss) from continuing operations before income taxes	(3,464)	(3,667)	3,667	(3,464)	995	(5,800)	5,800	995

Provision for income taxes	(124)	-	-	(124)	(148)	-	-	(148)
Net income (loss) from continuing operations	(3,588)	(3,667)	3,667	(3,588)	847	(5,800)	5,800	847

Discontinued operations - Split-off of CombiMatrix Corporation
Loss from discontinued operations - Split-off of CombiMatrix Corporation	-	-	(3,667)	(3,667)	-	-	(5,800)	(5,800)
Net income (loss)	$(3,588)	$(3,667)	$-	$(7,255)	$847	$(5,800)	$-	$(4,953)

(1) Refer to Note 7 regarding presentation of the CombiMatrix group as discontinued operations.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Statements of Operations
(In thousands)
(Unaudited)

	For the Three Months Ended June 30, 2006				For the Six Months Ended June 30, 2006
	Acacia		Reclass		Acacia		Reclass
	Technologies	CombiMatrix	Discontinued		Technologies	CombiMatrix	Discontinued
	Group	Group	Operations (1)	Consolidated	Group	Group	Operations (1)	Consolidated
Revenues:
Government contract	$-	$574	$(574)	$-	$-	$838	$(838)	$-
License fees	14,371	-	-	14,371	19,088	-	-	19,088
Products and service contracts	-	1,218	(1,218)	-	-	2,199	(2,199)	-
Total revenues	14,371	1,792	(1,792)	14,371	19,088	3,037	(3,037)	19,088

Operating expenses:
Cost of government contract revenues	-	542	(542)	-	-	792	(792)	-
Cost of product sales	-	340	(340)	-	-	561	(561)	-
Research and development expenses (including non-cash stock compensation expense)	-	2,182	(2,182)	-	-	4,561	(4,561)	-
Marketing, general and administrative expenses (including non-cash stock compensation expense)	2,986	3,176	(3,176)	2,986	6,492	7,119	(7,119)	6,492
Legal expenses - patents	1,082	-	-	1,082	1,448	-	-	1,448
Inventor royalties and contingent legal fees expense - patents	7,847	-	-	7,847	10,118	-	-	10,118
Amortization of patents	1,326	385	(385)	1,326	2,669	709	(709)	2,669
Write-off of patent-related intangible asset	297	-	-	297	297	-	-	297
Loss from equity investments	-	294	(294)	-	-	533	(533)	-
Total operating expenses	13,538	6,919	(6,919)	13,538	21,024	14,275	(14,275)	21,024
Operating income (loss)	833	(5,127)	5,127	833	(1,936)	(11,238)	11,238	(1,936)

Other income (expense):
Interest and investment income	394	137	(137)	394	753	318	(318)	753
Loss on sale of interest in subsidiary	-	-	-	-	-	(84)	84	-
Warrant gains (charges)	-	1,490	(1,490)	-	-	(250)	250	-
Total other income (expense)	394	1,627	(1,627)	394	753	(16)	16	753

Income (loss) from continuing operations before income taxes	1,227	(3,500)	3,500	1,227	(1,183)	(11,254)	11,254	(1,183)

(Provision) benefit for income taxes	(70)	-	-	(70)	(38)	34	(34)	(38)
Net income (loss) from continuing operations	1,157	(3,500)	3,500	1,157	(1,221)	(11,220)	11,220	(1,221)

Discontinued operations - Split-off of CombiMatrix Corporation
Loss from discontinued operations - Split-off of CombiMatrix Corporation	-	-	(3,500)	(3,500)	-	-	(11,220)	(11,220)
Net income (loss)	$1,157	$(3,500)	$-	$(2,343)	$(1,221)	$(11,220)	$-	$(12,441)

(1) Refer to Note 7 regarding presentation of the CombiMatrix group as discontinued operations.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Consolidating Statements of Cash Flows
(In thousands)
(Unaudited)

	For The Six Months Ended June 30, 2007				For The Six Months Ended June 30, 2006
	Acacia		Reclass		Acacia		Reclass
	Technologies	CombiMatrix	Discontinued		Technologies	CombiMatrix	Discontinued
	Group	Group (1)	Operations (1)	Consolidated	Group	Group (1)	Operations (1)	Consolidated
Cash flows from operating activities:
Net income (loss)	$847	$(5,800)	$-	$(4,953)	$(1,221)	$(11,220)	$-	$(12,441)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,687	947	(947)	2,687	2,704	1,016	(1,016)	2,704
Non-cash stock compensation	1,907	736	(736)	1,907	1,937	1,168	(1,168)	1,937
Allowance for bad debt	-	225	(225)	-	-	-	-	-
Deferred taxes	-	-	-	-	(36)	(34)	34	(36)
Non-cash warrant charges (credit)	-	(2,233)	2,233	-	-	250	(250)	-
Stock issued to consultant	-	209	(209)	-	-	-	-	-
Loss on disposal of discontinued operations	-	-	5,800	5,800	-	-	11,220	11,220
Write-off of patent-related intangible asset	-	-	-	-	297	-	-	297
Loss from equity investment	-	522	(522)	-	-	533	(533)	-
Loss on sale of interest in subsidiary	-	-	-	-	-	84	(84)	-
Other	(21)	27	(27)	(21)	(87)	124	(124)	(87)
Changes in assets and liabilities:			-				-
Accounts receivable	(1,911)	(101)	101	(1,911)	696	(228)	228	696
Prepaid expenses, inventory and other assets	119	(98)	98	119	(346)	(133)	133	(346)
Accounts payable and accrued expenses	(82)	(1,284)	1,284	(82)	175	240	(240)	175
Royalties and legal fees payable	492	-	-	492	(1,106)	-	-	(1,106)
Deferred revenues	(109)	(176)	176	(109)	(207)	9	(9)	(207)

Net cash provided by (used in) operating activities from continuing operations	3,929	(7,026)	7,026	3,929	2,806	(8,191)	8,191	2,806
Net cash provided by (used in) operating activities from discontinued operations	8	-	(7,026)	(7,018)	222	-	(8,191)	(7,969)
Net cash provided by (used in) operating activities	3,937	(7,026)	-	(3,089)	3,028	(8,191)	-	(5,163)

Cash flows from investing activities:
Purchase of property and equipment	(160)	(69)	69	(160)	(29)	(450)	450	(29)
Purchase of available-for-sale investments	(5,477)	(4,980)	4,980	(5,477)	(11,932)	(1,021)	1,021	(11,932)
Sale of available-for-sale investments	2,959	1,089	(1,089)	2,959	11,786	6,520	(6,520)	11,786
Business acquisition	-	-	-	-	(16)	-	-	(16)
Purchase of additional interests in equity method investee	-	-	-	-	-	(1,400)	1,400	-
Patent acquisition costs	(1,395)	-	-	(1,395)	(1,020)	-	-	(1,020)
Sale of interest in subsidiary	-	-	-	-	-	(369)	369	-

Net cash provided by (used in) investing activities from continuing operations	(4,073)	(3,960)	3,960	(4,073)	(1,211)	3,280	(3,280)	(1,211)
Net cash provided by (used in) investing activities from discontinued operations	-	-	(3,960)	(3,960)	(353)	-	3,280	2,927
Net cash provided by (used in) investing activities	(4,073)	(3,960)	-	(8,033)	(1,564)	3,280	-	1,716

Cash flows from financing activities:
Net cash attributed to the Acacia Technologies group	2,988	-	171	3,159	153	-	182	335
Net cash attributed to the CombiMatrix group	-	5,540	(5,540)	-	-	175	(175)	-

Net cash provided by (used in) financing activities from continuing operations	2,988	5,540	(5,369)	3,159	153	175	7	335
Net cash provided by financing activities from discontinued operations	-	-	5,369	5,369	-	-	(7)	(7)
Net cash provided by financing activities	2,988	5,540	-	8,528	153	175	-	328

Increase (decrease) in cash and cash equivalents	2,852	(5,446)	-	(2,594)	1,617	(4,736)	-	(3,119)

Cash and cash equivalents, beginning	32,215	7,829	-	40,044	14,498	5,666	-	20,164

Cash and cash equivalents, ending	$35,067	$2,383	$-	$37,450	$16,115	$930	$-	$17,045

(1) Refer to Note 7 regarding presentation of the CombiMatrix group as discontinued operations.

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

The following discussion is based primarily on our unaudited consolidated balance sheet as of June 30, 2007, and on our unaudited consolidated statement of operations for the period from January 1, 2007 to June 30, 2007. The discussion compares the activities for the three and six months ended June 30, 2007, to the activities for the three and six months ended June 30, 2006. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto. This information should also be read in conjunction with the “Risk Factors” incorporated by reference in Part II, Item 1A of this report.

Acacia Research Corporation (“we,” “us” and “our”) operates in one reportable segment referred to as the Acacia Technologies group. As discussed below, the CombiMatrix group, which was previously presented as a separate reportable segment, will be split-off from Acacia Research Corporation, effective August 15, 2007 (the “Split-off Transaction”). As such, the results of operations for the CombiMatrix group in the accompanying consolidated financial statements are presented as part of Acacia Research Corporation’s results from discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144. Accordingly, the CombiMatrix group’s results of operations in prior periods have been reclassified to discontinued operations to conform to the current period presentations.

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

Acacia Technologies Group.

Our intellectual property licensing business, referred to as the “Acacia Technologies group,” develops, acquires, licenses and enforces patented technologies.  The Acacia Technologies group generates license fee revenues from the granting of licenses for the use of its patented technologies. The Acacia Technologies group assists patent holders with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. The Acacia Technologies group currently owns or controls the rights to 77 patent portfolios, which include U.S. patents, and in certain instances, foreign counterparts, covering technologies used in a wide variety of industries.

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

CombiMatrix Group Split-off Transaction and Related Discontinued Operations. In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. CombiMatrix Corporation’s registration statement on Form S-1 was declared effective by the SEC on June 8, 2007. Following the redemption period required by Acacia Research Corporation’s Restated Certificate of Incorporation, on August 15, 2007 (“Redemption Date”), CombiMatrix Corporation will split-off from Acacia Research Corporation through the redemption of all outstanding shares of AR-CombiMatrix stock. Refer to “Discontinued Operations” below for information regarding presentation of the results of operations for the CombiMatrix group as Discontinued Operations in the accompanying consolidated financial statements for all periods presented, in accordance with guidance set forth in SFAS No. 144.

Management’s Discussion and Analysis of Financial Condition and Results of Operations - CombiMatrix Group. As a result of CombiMatrix Corporation’s Registration Statement on Form S-1 being declared effective by the SEC on June 8, 2007, CombiMatrix Corporation is required to file Quarterly reports on Form 10-Q with the SEC, beginning with the quarterly period ended June 30, 2007. For information and analysis of the results of operations, financial position and cash flows for the CombiMatrix group for the periods presented, refer to Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in CombiMatrix Corporation’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2007, incorporated herein by reference and filed herewith as Exhibit 99.1.

Overview

Acacia Technologies Group

The Acacia Technologies group’s operating activities for the three and six months ended June 30, 2007 and 2006, were principally focused on the continued development, licensing and enforcement of its patent portfolios, including the continued pursuit of multiple ongoing technology licensing and enforcement programs and the commencement of new technology licensing and enforcement programs. In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios and the continued pursuit of opportunities to partner with patent owners and provide Acacia Technologies group’s unique intellectual property licensing, development and enforcement services.

License fee revenues recognized for the three months ended June 30, 2007 totaled $5.9 million, versus $14.4 million for the comparable 2006 period. License fee revenues recognized for the six months ended June 30, 2007 totaled $31.1 million, versus $19.1 million for the comparable 2006 period. Acacia Technologies group management measures and assesses the performance and growth of our patent licensing and enforcement business based on total license fee revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis. Trailing twelve-month revenues for the Acacia Technologies group were $46.8 million as of June 30, 2007, as compared to $55.3 million as of March 31, 2007, $34.8 million at December 31, 2006, and $34.1 million at June 30, 2006.

Revenues for the three months ended June 30, 2007 included license fees from 20 new licensing agreements covering 8 of our technology licensing and enforcement programs, as compared to 27 new licensing agreements covering 9 of our technology licensing programs in the comparable 2006 period. Revenues for the six months ended June 30, 2007 included license fees from 42 new licensing agreements covering 12 of our technology licensing and enforcement programs, as compared to 48 new licensing agreements covering 12 of our technology licensing programs in the comparable 2006 period. The Acacia Technologies group generated licensing revenues from 5 new technology licensing and enforcement programs during the six months ended June 30, 2007, including our Spreadsheet Automation technology, Rule-Based Monitoring technology, Digital Color Correction for Video Graphics Systems technology, Virtual Computer Workspace technology and Portable Storage Devices with Links technology licensing programs. Revenues for the six months ended June 30, 2007 also included fees from the licensing of our DMT® technology, Audio/Video Enhancement and Synchronization technology, Audio Communications Fraud Detection technology, Credit Card Fraud Protection technology, Image Resolution Enhancement technology, Pop-Up Advertising technology, and Product Activation technology licensing programs. To date, the Acacia Technologies group has generated revenues from 25 of its technology licensing and enforcement programs.

Marketing, general and administrative expenses increased during the three and six months ended June 30, 2007, as compared to the three and six months ended June 30, 2006, due primarily to the addition of licensing, business development and engineering personnel since the end of the comparable 2006 periods and the overall continued growth and expansion of the Acacia Technologies group’s ongoing licensing and enforcement business. These increases were partially offset by a decrease in consulting expenses due to the expiration of the consulting agreement with the former CEO of Global Patent Holdings, LLC in January 2007. Inventor royalties expenses and contingent legal fees expenses decreased during the three months ended June 30, 2007, versus the comparable 2006 period and increased during the six months ended June 30, 2007, versus the comparable 2006 period, primarily due to the related fluctuations in license fee revenues, as discussed above, and the impact of the varying economic terms related to inventor agreements and contingent legal fee arrangements associated with the revenue generating patent portfolios in each period.

During the six months ended June 30, 2007, the Acacia Technologies group continued to execute its business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, the following patent portfolios covering a variety of applications, including the following:

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

•
Parallel Processing with Shared Memory. This patented technology generally relates to a parallel processor comprising multiple processing elements capable of performing parallel operations with access to shared memory. This technology may be applicable to computing systems, game consoles and graphic processing.

•
Text Auto-Completion. This patented technology generally relates to systems and software that perform auto-completion of user text entry. This technology may be used in cell phones/PDA's, computers, email clients, web browsers, search engines and other applications where auto-completion makes text entry more efficient.

•
Electronic Message Advertising. This patented technology generally relates to the software, methods and systems used in insert, transmit and display background images and graphics. This technology may be used in instant messaging "skins" and email backgrounds.

•
Physical Access Control. This patented technology generally relates to security systems that use smart cards to allow entry to restricted areas. This technology may be used in military and civilian government facilities as well as corporate environments that require verifiable personnel access.

•
Facilities Operation Management System. This patented technology generally relates to a computerized system for managing operations of a facility. This system can be used to manage the maintenance of a facility by defining inspection schedules and generating work orders.

•
Remote Management of Imaging Devices. This patented technology generally relates to systems and methods that provide remote control and monitoring of networked imaging devices such as copiers, printers and fax machines.

•
Communication Resource Monitoring. This patented technology generally relates to systems and methods that track and report network communications resource activity.  This technology may be used in enterprise software systems to give management visibility into computer and network resource utilization and to facilitate IT operations expense chargebacks.

•
Purifying Nucleic Acids. These patents generally relate to methods and equipment used to purify plasmid DNA products. This technology may be used in the production of ultrapure pharmaceutical quality nucleic acids for DNA-vaccines and gene therapies. The technology is applicable to biotech products for a wide variety of diseases.

•
Flash Memory, Computer and Gaming Console Graphics and DRAM (Dynamic Random Access Memory). In June 2007, Acacia Patent Acquisition Corporation purchased 3 patent portfolios, consisting of 36 U.S. patents, covering semiconductor technologies relating to Flash Memory, Computer and Gaming Console Graphics and DRAM (Dynamic Random Access Memory), from Alliance Semiconductor Corporation.

Flash Memory. This patented technology consists of 16 flash memory patents relating to architecture, manufacturing and operation of flash memory, including NOR flash. The patented technology covers techniques for enhancing the performance and reliability of the flash memory cell. NOR flash memory is extensively used in cell phones.

Computer Graphics. This patented technology consists of 14 graphics processing patents, mostly relating to the architecture of graphic systems. The patented technology relates to graphics processing systems that use an on-chip memory as a frame buffer and to systems comprising multiple graphics processors. The technology has applications in high-end personal computers and gaming consoles.

DRAM (Dynamic Random Access Memory).  This patented technology consists of DRAM patents relating to the design and implementation of DRAM memory cells. These patents cover techniques to implement DRAM cells that are small in size, resulting in higher memory density and enhanced performance. This type of memory has applications in personnel computers and gamins systems.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the Acacia Technologies group’s financial statements for the periods presented.

As of June 30, 2007, the Acacia Technologies group also had several executed letters of intent with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios. Future patent portfolio acquisitions will continue to expand and diversify the Acacia Technologies group’s revenue generating opportunities and accelerate the execution of our business strategy, as we continue to build our leadership position in patent licensing.

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

Audio/Video Enhancement and Synchronization Technology
•
New Medium Technologies, LLC, AV Technologies, LLC, IP Innovation LLC, and Technology Licensing Corporation v. Barco NV, Miranda Technologies, Toshiba Corporation, Toshiba America Consumer Products, L.L.C., and Syntax-Brillian Corporation. United States District Court for the Northern District of Illinois. Filed 9/29/05. Case No. 1:05-cv-05620.

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

•
Paul N. Ware and Financial Systems Innovation, L.L.C., v. Abercrombie & Fitch Stores, Inc., Aeropostale, Inc., Aerogroup Retail Holdings, Inc., Aldo Group, Inc., Anntaylor Retail, Inc., Autozone Stores, Inc., Aveda Corporation, Barnes & Noble Booksellers, Inc., Barnes & Noble Bookstores, Inc., Bath & Body Works, LLC, Bebe Stores, Inc., Bed Bath & Beyond, Inc., Best Buy Co., Inc., The Body Shop Americas, Inc., Bloomingdales, Inc., Borders, Inc., BJ's Wholesale Club, Inc., Bose Corporation, Brandsmart U.S.A., Inc., Brookstone Stores, Inc., Brown Group Retail, Inc., Build-A-Bear Workshop, Inc., Burlington Coat Factory Warehouse Corporation, The Cato Corporation, Charming Shoppes Outlet Stores, Inc., Chevron U.S.A., Inc., Chico's Retail Services, Inc., Christopher & Banks, Inc., Coach, Inc., Conocophillips Company, Cost Plus, Inc., Delhaize America, Inc., Dillard's, Inc., Dollar General Corporation, Dollar Tree Stores, Inc., Enterprise Rent-A-Car Company of Tennessee, Euromarket Designs, Inc., Family Dollar Stores of Georgia, Inc., Fedex Kinko's Office and Print Services, Inc., The Finish Line, Inc., Forever 21 Retail, Inc., Gamestop, Inc., Genesco, Inc., Godiva Chocolatier, Inc., Gucci America, Inc., Guess? Retail, Inc., Guitar Center Stores, Inc., Gymboree Retail Stores, Inc., Hallmark Cards, Incorporated, Helzberg's Diamond Shops, Inc. , The Hertz Corporation, Hollywood Entertainment Corporation, The Home Depot, Inc., Hot Topic, Inc., Ikea Georgia, LLC, Ingles Markets, Incorporated, J Choo USA, Inc., Jo-Ann Stores, Inc., Kohl's Department Stores, Inc., L'Oreal USA Products, Inc., Lego Brand Retail, Inc., Leslie's Poolmart, Inc., Limited Brands, Limited Brands Store Operations, Inc., LVMH Perfumes and Cosmetics, Inc., Macy's South, LLC, Mother's Work, Inc., The Neiman-Marcus Group, Inc., Nordstrom, Inc., O'Reilly Automotive, Inc., Pacific Sunwear Stores Corp., Party City Corporation, The Pep Boys-Manny, Moe & Jack, Polo Ralph Lauren Corporation, Publix Super Markets, Inc., Recreational Equipment, Inc., Regis Corporation, Restoration Hardware, Inc., Retail Brand Alliance, Inc., Retail Ventures, Inc., Richemont North America, Inc., Ross Stores, Inc., Saks Fifth Avenue, Inc., Sephora USA, Inc., Sharper Image Corporation, Shell Oil Company, The Sherwin-Williams Company, Shoe Carnival, Inc., Stein Mart, Inc., Steve Madden Retail, Inc., Swarovski Retail Ventures, LTD., The Talbots, Inc., Tiffany and Company, Timberland Retail, Inc. The TJX Companies, Inc., Toys "R" US-Delaware, Inc., U-Haul Co. of Georgia, Urban Outfitters, Inc., Valero Marketing and Supply Company, Wal-Mart Stores, Inc., The Wet Seal Retail, Inc., Wilson’s Leather of Georgia, Inc., Wolfgang Puck Catering and Events, LLC, The Yankee Candle Company, Inc., Z Gallerie. United States District Court for the Northern District of Georgia. Filed 6/19/07. Case No. 4:07-cv-00122.

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

Electronic Address List Management Technology
•
Contacts Synchronization Corporation v. AT&T Mobility LLC, Cingular Wireless LLV, Sprint Nextel Corp., T-Mobile USA, Inc., Cellco Partnership, Verizon Wireless, Sprint Spectrum LP, Sprint Communications Company L.P., Nextel Operations, Inc., Nextel Of California, Inc., Nextel Communications of The Mid-Atlantic, Inc., Nextel of New York, Inc., Nextel South Corp, Nextel of Texas, Inc., Nextel West Corp. Alltel Communications, Inc. United States District Court for the Western District of Wisconsin. Filed 5/2/07. Case No. 07-C-0250-C.

Electronic Message Advertising Technology
•	Creative Internet Advertising Corporation v. Yahoo! Inc., Time Warner Inc., dba AOL LLC. United States District Court for the Eastern District of Texas. Filed 7/26/07. Case No. 6:07-cv-00354.

Fluid Flow Control and Monitoring Technology
•
Fluid Dynamics Corporation v. American Standard Companies, Inc., dba The Trane Co.; Honeywell International, Inc. dba Honeywell Business Solutions; Sierra Monitor Corporation, dba Telecom Site Management Products; Echelon Corporation; Computrols, Inc.; Richards-Zeta Building Intelligence, Inc.; Jordan Acquisition Group, LLC, dba American Auto-Matrix, Inc.; and ASI Controls, Inc. United States District Court for the Eastern District of Texas. Filed 5/18/07. Case No. 2:07-cv-00198.

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
F-Secure, Inc., NetIQ Corporation, Quest Software Inc., and NetScout Systems, Inc., United States District Court for the Central District of California. Filed 12/14/06. Case No. 8 06-cv-01211.

Laptop Connectivity Technology
•
Computer Docking Station Corporation v. Dell, Inc., Gateway, Inc., Toshiba America, Inc., and Toshiba America Information Systems, Inc., United States District Court for the Western District of Wisconsin. On appeal to the U.S. Court of Appeals for the Federal Court. Lower Court Case No. 06-c-0032-c.

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

Parallel Processing with Shared MemoryTechnology
•	Parallel Processing Corporation v. Sony Corporation of America. United States District Court for the Eastern District of Texas. Filed 7/26/07. Case No. 6:07-cv-00353.

Peer to Peer Communications Technology
•	Peer Communications Corporation v. Skype Technologies SA, Skype, Inc., and eBay, Inc. United States District Court for the Eastern District of Texas. Filed 8/22/06. Case No. 6:06-cv-00370.

Physical Access Control Technology
•	James Romano and Secure Access Corporation v. The United States. United States Court of Federal Claims. Filed 6/18/07. Case No. 1:07-cv-00396.

Portable Storage Devices With Links Technology
•
Disc Link Corporation v. H&R Block Digital Tax Solutions, LLC, F/K/A H&R Block Digital Tax Solutions, Inc., Block Financial Corporation, Riverdeep, Inc., Oracle Corporation, SAP America, Inc. d/b/a SAP Americas, SAP AG, Bentley Systems, Inc., SPSS, Inc., Solidworks Corporation, Sonic Solutions, Corel Corporation, Corel, Inc., MISYS PLC, Adtran, Inc., Eastman Kodak Company, CA, Inc., UGS Corp., Business Objects Americas, Business Objects SA, Trend Micro Incorporated (California Corporation), EMC Corporation, Borland Software Corporation, Novell, Inc., Compuware Corporation and Avid Technology, Inc. United States District Court for the Eastern District of Texas. Filed 4/10/07. Lead Case No. 5:07-cv-00058. Consolidated with Case No. Case No. 5:06-cv-00295

Telematics Technology
•
Telematics Corporation v. UPS, Inc. (an Ohio corporation); UPS, Inc. (a New York Corporation), UPS Logistics Technologies, Inc.; @Road, Inc.; Motorola, Inc.; RyderTruck Rental, Inc.; Sprint Spectrum, L.P.; Nextel of California, Inc.; Nextel Communications of the Mid-Atlantic, Inc.; Nextel of New York, Inc.; Nextel South Corp.; Nextel of Texas, Inc.; Nextel West Corp.; Teletrac, Inc., Cellco Partnership d/b/a Verizon Wireless and Xata Corporation. United States District Court for the Northern District of Georgia. Filed 1/16/07. Case No. 1:07-cv-00105.

User Activated Internet Advertising Technology
•
InternetAd Systems, LLC v. Turner Broadcasting System, Inc., Knight Ridder Digital, Condenet, Inc., United States District Court for the Northern District of Texas. Filed 6/15/06. Case No. 3:06-cv-01063.

Vehicle Magnetic Braking Technology
•
Safety Braking Corporation, Magnetar Technologies Corp., and G&T
Conveyor Co. v. Six Flags, Inc., Six Flags Theme Parks Inc., SF Partnership, Tierco Maryland, Inc., Busch Entertainment Corp., Cedar Fair LP, Paramount Parks, Inc., NBC Universal, Inc., Universal Studios, Inc., Blackstone Group L.P., United States District Court for the District of Delaware. Filed 3/1/07. Case No. 1:07-cv-00127.

Wireless Traffic Information Technology
•
Mobile Traffic Systems Corporation v. Cobra Electronics Corp., Garmin USA, Inc., Magellan Navigation, Inc. and TomTom, Inc. United States District Court for the Northern District of Alabama. Filed 4/11/07. Case No. 5:07-cv-00653.

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

Acacia Research Corporation Consolidated
Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Net Income (Loss) (In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Income (loss) from continuing operations - Acacia Technologies group	$(3,588)	$1,157	$847	$(1,221)
Loss from discontinued operations - Split-off of CombiMatrix Corporation	(3,667)	(3,500)	(5,800)	(11,220)
Net loss	(7,255)	(2,343)	(4,953)	(12,441)

The changes in net income (loss) from continuing operations for the periods presented were primarily due to operating results and activities of the Acacia Technologies group, as discussed below.

Revenues (In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

License fees	$5,865	$14,371	$31,050	$19,088

License Fees.  Revenues for the three months ended June 30, 2007 included license fees from 20 new licensing agreements covering 8 of our technology licensing and enforcement programs, as compared to 27 new licensing agreements covering 9 of our technology licensing and enforcement programs in the comparable 2006 period. Revenues for the six months ended June 30, 2007 included license fees from 42 new licensing agreements covering 12 of our technology licensing and enforcement programs, as compared to 48 new licensing agreements covering 12 of our technology licensing and enforcement programs in the comparable 2006 period. License fee revenues recognized by the Acacia Technologies group fluctuate from period to period primarily based on the following factors:

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

Costs incurred in connection with the Acacia Technologies group’s ongoing licensing activities, other than inventor royalties expense, contingent legal fees expense and patent-related legal expenses, are included in marketing, general and administrative expenses in the accompanying consolidated statements of operations.

Operating Expenses (In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,144 and $1,907 for the three and six months ended June 30, 2007 and $889 and $1,937 for the three and six months ended June 30, 2006)	$4,190	$2,986	$8,518	$6,492
Legal expenses - patents	1,069	1,082	2,436	1,448
Inventor royalties and contingent legal fees expense - patents	3,406	7,847	17,528	10,118
Amortization of patents	1,314	1,326	2,630	2,669
Write-off of patent-related intangible asset	-	297	-	297

Marketing, General and Administrative Expenses. The net increase for the periods presented was due primarily to the Acacia Technologies group’s addition of licensing, business development and engineering personnel since the end of the comparable 2006 period and an increase in other personnel related expenses, a one-time severance charge for an employee separation under the Acacia Research Corporation Executive Severance Plan in the first quarter of 2007 and an increase in corporate, general and administrative costs related to the continued growth and expansion of Acacia Technologies group’s ongoing operations. These increases were partially offset by a decrease in consulting expenses due to the expiration of the consulting agreement with the former CEO of Global Patent Holdings, LLC in January 2007. Non-cash stock compensation charges increased during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006 due to the issuance of additional equity based incentive awards to new and existing employees during the second quarter of 2007. There were no new grants of equity based incentive awards to existing employees during fiscal 2006. Non-cash stock compensation expense remained relatively flat during the six months ended June 30, 2007 and 2006 due to the reversal of certain non-cash stock compensation charges recorded in prior periods resulting from the pre-vesting forfeiture of certain share-based awards in connection with the employee separation referred to above.

A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007 vs. 2006	2007 vs. 2006
Increase in personnel expenses	$809	$1,343
Decrease in GPH Acquisition related consulting expenses	(250)	(425)
One-time severance charge for employee separation	-	360
Increase in foreign taxes paid on licensing fees	6	151
Increase in patent development / commercialization and other marketing, general and administrative costs	384	627
Increase (decrease) in non-cash stock compensation expense	255	(30)

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

Inventor Royalties and Contingent Legal Fees Expense. For the three and six months ended June 30, 2007, inventor royalties expenses were $1.6 million and $7.1 million, respectively, as compared to $4.0 million and $5.3 million for the three and six months ended June 30, 2006. Contingent legal fees expenses incurred during the three and six months ended June 30, 2007 were $1.8 million and $10.4 million, respectively, as compared to $3.8 million and $4.8 million during the three and six months ended June 30, 2006, respectively. The change in inventor royalties expense and contingent legal fees expense for the periods presented correlates directly with the fluctuations in license fee revenues for the periods presented, as discussed above, and also reflects the impact of the specific mix of patent portfolios with varying economic terms generating the revenues for the periods presented. The majority of the Acacia Technologies group’s patent portfolios are subject to patent and patent rights agreements with inventors containing provisions granting to the original patent owner the right to receive inventor royalties based on future net revenues, as defined in the respective agreements, and may also be subject to contingent legal fee arrangements with external law firms engaged on a contingent fee basis. The economic terms of the inventor and contingent arrangements, if any, vary across the Acacia Technologies group’s patent portfolios. As such, inventor royalties and contingent legal fees expenses fluctuate period to period based on the amount of revenues recognized each period and the mix of specific patent portfolios generating revenues each period.

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

Discontinued Operations - Split-off of CombiMatrix Corporation

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company. CombiMatrix Corporation’s registration statement on Form S-1 was declared effective by the SEC on June 8, 2007. Following the redemption period required by Acacia Research Corporation’s Restated Certificate of Incorporation, on August 15, 2007 (the “Redemption Date”), CombiMatrix Corporation will split-off from Acacia Research Corporation through the redemption of all outstanding shares of AR-CombiMatrix common stock. On the Redemption Date, every ten (10) shares of AR-CombiMatrix stock outstanding on August 15, 2007, will be redeemed for one (1) share of common stock of CombiMatrix Corporation. As of June 30, 2007 CombiMatrix Corporation continues to be wholly owned by Acacia Research Corporation, and will continue to be wholly owned by Acacia Research Corporation until the August 15, 2007 Redemption Date. Subsequent to the Redemption Date, Acacia Research Corporation will no longer own any equity interests in CombiMatrix Corporation and the two companies will operate independently of each other.

In accordance with guidance set forth in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” since the assets, liabilities, results of operations and cash flows of CombiMatrix group will be eliminated from the ongoing operations of Acacia Research Corporation as a result of the eventual consummation of the Split-off Transaction (on the Redemption Date) and Acacia Research Corporation will not have any continuing involvement in the operations of CombiMatrix group subsequent to the consummation of the Split-off Transaction, Acacia Research Corporation’s accompanying consolidated balance sheet, statements of operations and statement of cash flows for the current periods presented reflect the assets, liabilities, results of operations and cash flows for the CombiMatrix group as Discontinued Operations. Financial statements presented for comparable prior year periods have also been restated to reflect the assets, liabilities, results of operations and cash flows for the CombiMatrix group as Discontinued Operations. The CombiMatrix group was previously presented as a separate operating segment of Acacia Research Corporation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Refer to Note 9 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for detailed information regarding the assets and liabilities of the CombiMatrix group that have been segregated from continuing operations and presented as discontinued operations in the accompanying consolidated balance sheets. Refer to Note 9 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for detailed information regarding the revenues and expenses of the CombiMatrix group that have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated statements of operations. Refer to Note 9 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for detailed information regarding the cash flow activities of the CombiMatrix group that have been segregated from continuing operations and reported as discontinued operations in the accompanying consolidated statements of cash flows. Upon consummation of the Split-off Transaction on the Redemption Date, the Split-off Transaction will be accounted for by Acacia Research Corporation at historical cost. Accordingly, no gain or loss on disposal will be recognized in the statement of operations by Acacia Research Corporation.

Net loss from discontinued operations related to the CombiMatrix group includes direct costs incurred in connection with the Split-off Transaction, originally included in Acacia Research Corporation corporate accounts, totaling $100,000 and $136,000 for the three and six months ended June 30, 2007 and $58,000 and $89,000 for the three and six months ended June 30, 2006.

Inflation

Inflation has not had a significant impact on Acacia Research Corporation.

Liquidity and Capital Resources

Cash and cash equivalents and short term investments related to the continuing operations of the Acacia Technologies group totaled $50.4 million at June 30, 2007, compared to $45.0 million at December 31, 2006.

Working capital related to the continuing operations of the Acacia Technologies group at June 30, 2007 was $49.4 million, compared to $42.6 million at December 31, 2006. The change in working capital related to the continuing operations of the Acacia Technologies group was due primarily to the impact of net cash flow activities as discussed below.

The net increase (decrease) in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Six Months Ended
	June 30, 2007	June 30, 2006
Net cash provided by (used in) operations:
Acacia Technologies group:
Continuing operating activities	$3,929	$2,806
Continuing investing activities	(4,073)	(1,211)
Continuing financing activities	3,159	335
Discontinued operations of Soundbreak.com	8	(131)

Discontinued Operations - Split-off of CombiMatrix group:
Discontinued operating activities	(7,026)	(8,191)
Discontinued investing activities	(3,960)	3,280
Discontinued financing activities	5,369	(7)

Decrease in cash and cash equivalents	$(2,594)	$(3,119)

Cash Flows from Continuing Operating Activities. Cash receipts from licensees for the Acacia Technologies group for the six months ended June 30, 2007, increased to $29.0 million from $19.6 million in the comparable 2006 period. Cash outflows from operations for the Acacia Technologies group for the six months ended June 30, 2007, increased to $25.1 million from $16.7 million in the comparable 2006 period. The increase in license fee payments received was partially offset by increases in inventor royalties expenses, contingent legal fees expenses, patent-related legal expenses, personnel expenses, and other corporate, general and administrative expenses, as described above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Continuing Investing Activities. The change in net cash flows used in investing activities was primarily due to net purchases and sales of available-for-sale investments by the Acacia Technologies group in connection with ongoing short-term cash management activities during the periods presented. Acacia Technologies group net cash outflows from investing activities for the six months ended June 30, 2007 also included patent related acquisition costs totaling $1,395,000, as compared to $1,020,000 in the comparable 2006 period.

Cash Flows from Continuing Financing Activities. Net cash flows provided by financing activities during the six months ended June 30, 2007 included proceeds from the exercise of AR-Acacia Technologies stock options totaling $3.2 million, as compared to $335,000 for the comparable 2006 period.

Cash Flows from Discontinued Operations. Cash flows from discontinued operations includes the net operating, investing and financing cash flows related to the discontinued operations of the CombiMatrix group. Refer to “Discontinued Operations - Split-off of CombiMatrix Corporation” above.

Management believes that the Acacia Technologies group’s cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet its cash requirements through at least August 2008 and for the foreseeable future. The Acacia Technologies group may however encounter unforeseen difficulties that may deplete its capital resources more rapidly than anticipated, including those set forth in the Acacia Technologies group Risk Factors on page 25 of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007. Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If the Acacia Technologies group fails to obtain additional funding when needed, it may not be able to execute its business plans and its business may suffer.

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

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases. We have no significant commitments for capital expenditures in 2007. We have no committed lines of credit or other committed funding or long-term debt. The following table lists material known future cash commitments related to the continuing operations of the Acacia Technologies group as of June 30, 2007:
	Payments Due by Period (in thousands)
Contractual Obligations	Remaining 2007	2008	2009	2010	2011	2012 and Thereafter

Operating leases	$280	$696	$724	$753	$783	$131
Total contractual cash obligations	$280	$696	$724	$753	$783	$131

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

Changes in Internal Controls

(b) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2007) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Refer to Note 7 to the Acacia Research Corporation consolidated financial statements, contained in Part I, Item 1. of this report, and hereby incorporated by reference.

Refer to Part II, Item 1. “Legal Proceedings” included in CombiMatrix Corporation’s Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2007, incorporated herein by reference and filed herewith as Exhibit 99.2.

Item 1A.   RISK FACTORS

An investment in our common stock involves a number of risks. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 14, 2007. If any of the risks included in this quarterly report or our annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment. You should carefully review the “Risk Factors” set forth on pages 25 through 49 of our annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 14, 2007, and the risk factors included in our Form 8-K filed with the Commission on April 27, 2007, and hereby incorporated by reference. You should also carefully review the “Risk Factors” included in Part II, Item 1A. of CombiMatrix Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, incorporated herein by reference and filed herewith as Exhibit 99.3.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2007, Acacia Research Corporation sold 340,000 shares of unregistered Acacia Research-CombiMatrix common stock pursuant to a consulting services agreement between CombiMatrix Corporation and a third-party consultant. Pursuant to the terms of the agreement, 306,000 shares of Acacia Research-CombiMatrix common stock were issued to the consultant on May 29, 2007, and an additional 30,000 shares and 4,000 shares of Acacia Research-CombiMatrix common stock will be issued to the consultant in August 2007 and November 2007, respectively. The term of the consulting services agreement expires in November 2007.

The shares of Acacia Research-CombiMatrix common stock issued pursuant to the consulting services agreement as of August 15, 2007 (the “Redemption Date” as defined at Part I Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), will be redeemed for shares of CombiMatrix Corporation common stock in connection with the Split-off Transaction described at Part I Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” earlier herein. Subsequent to the Redemption Date, CombiMatrix Corporation common stock shares will be issued to the consultant pursuant to the terms of the consulting services agreement.

The issuance and sale of the securities was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Rule 506 of Regulation D. The sale did not involve a public offering or general solicitation and was limited to a single accredited investor. No commissions were paid on the issuance and sale of the shares. The stock certificates issued pursuant to the consulting agreement have contained and will contain a restrictive legend in accordance with Rule 144.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 15, 2007 in Newport Beach, California.

(i) At the annual meeting, the following persons were elected directors for a three-year term ending in 2010 based on the voting results below:

Name	For	Withheld
Robert L. Harris, II	480,914,223	9,667,156
Fred A. deBoom	479,498,960	11,082,418
Amit Kumar, Ph.D.	478,407,843	12,173,536

The following persons' terms as directors continued after the annual meeting and end in 2008: Thomas B. Akin, Edward W. Frykman.

The following persons’ terms as directors continued after the annual meeting and end in 2009: Paul R. Ryan, G. Louis Graziadio, III, Rigdon Currie.

(ii)  The stockholders approved the 2007 Acacia Technologies Stock Incentive Plan.  The voting results were as follows:

For	Against	Abstain	Broker Non-Votes
127,994,623	104,276,725	1,545,722	256,764,309

Item 6.   EXHIBITS

4.1	Form of Warrant Certificate (1)

10.1	Form of Securities Purchase Agreement (1)

31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference to CombiMatrix Corporation’s Quartelry Report on Form 10-Q, for the Quarterly Period ended June 30, 2007.

99.2	Part II, Item 1. “Legal Proceedings” incorporated by reference to CombiMatrix Corporation’s Quartelry Report on Form 10-Q, for the Quarterly Period ended June 30, 2007.

99.3	Part II, Item 1A. “Risk Factors” incorporated by reference to CombiMatrix Corporation’s Quartelry Report on Form 10-Q, for the Quarterly Period ended June 30, 2007.
_________________
(1) Incorporated by reference to the Form 8-K of Acacia Research Corporation filed with the Commission on May 9, 2007, as File No. 07829749.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By:      /S/ Paul R. Ryan
Paul R. Ryan
Chief Executive Officer
(Authorized Signatory)

By:      /S/ Clayton J. Haynes
Clayton J. Haynes
Chief Financial Officer /Treasurer
(Principal Financial Officer)

Date: August 6, 2007

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT

4.1	Form of Warrant Certificate (1)

10.1	Form of Securities Purchase Agreement (1)

31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference to CombiMatrix Corporation’s Quartelry Report on Form 10-Q, for the Quarterly Period ended June 30, 2007.

99.2	Part II, Item 1. “Legal Proceedings” incorporated by reference to CombiMatrix Corporation’s Quartelry Report on Form 10-Q, for the Quarterly Period ended June 30, 2007.

99.3	Part II, Item 1A. “Risk Factors” incorporated by reference to CombiMatrix Corporation’s Quartelry Report on Form 10-Q, for the Quarterly Period ended June 30, 2007.
___________________
(1) Incorporated by reference to the Form 8-K of Acacia Research Corporation filed with the Commission on May 9, 2007, as File No. 07829749.