Form 10-Q
period 2007-09-30
ACACIA RESEARCH CORP
filed 2007-11-02
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of October 24, 2007, 29,911,638 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding.

ACACIA RESEARCH CORPORATION
Table of Contents

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 (Unaudited)	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2007 and 2006 (Unaudited)	2

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (Unaudited)	3

	Notes to Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II. Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

Signatures		19

Exhibit Index		20

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$44,169	$32,215
Short-term investments	11,245	12,783
Accounts receivable	1,211	269
Prepaid expenses and other assets	1,429	1,187
Total current assets related to discontinued operations - Split-off of CombiMatrix Corporation	-	15,552

Total current assets	58,054	62,006

Property and equipment, net of accumulated depreciation	303	221
Patents, net of accumulated amortization	15,814	18,515
Other assets	204	200
Total non-current assets related to discontinued operations - Split-off of CombiMatrix Corporation	-	28,662

	$74,375	$109,604

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,446	$2,201
Royalties and legal fees payable	5,529	1,684
Deferred revenues	462	360
Total current liabilities related to discontinued operations - Split-off of CombiMatrix Corporation	-	3,211

Total current liabilities	9,437	7,456

Other liabilities	160	31
Total non-current liabilities related to discontinued operations - Split-off of CombiMatrix Corporation	-	7,808

Total liabilities	9,597	15,295

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock
Acacia Research Corporation, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock
Acacia Research - Acacia Technologies stock, par value $0.001 per share; 100,000,000 shares authorized; 29,668,395 and 28,231,701 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	30	28
Acacia Research - CombiMatrix stock, par value $0.001 per share; 100,000,000 shares authorized; 0 and 50,365,810 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	-	50
Additional paid-in capital	156,409	326,599
Accumulated comprehensive income	2	2
Accumulated deficit	(91,663)	(232,370)

Total stockholders' equity	64,778	94,309

	$74,375	$109,604

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Revenues:
License fees	$9,544	$8,424	$40,594	$27,512

Operating expenses:
Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,869 and $3,776 for the three and nine months ended September 30, 2007 and $985 and $2,922 for the three and nine months ended September 30, 2006)	5,454	3,560	13,972	10,051
Legal expenses - patents	2,027	2,354	4,463	3,803
Inventor royalties and contingent legal fees expense - patents	5,669	2,623	23,197	12,741
Amortization of patents	1,451	1,322	4,081	3,991
Write-off of patent-related intangible asset	235	-	235	297

Total operating expenses	14,836	9,859	45,948	30,883

Operating loss	(5,292)	(1,435)	(5,354)	(3,371)

Interest and investment income	647	390	1,704	1,143

Loss from continuing operations before income taxes	(4,645)	(1,045)	(3,650)	(2,228)

Provision for income taxes	(29)	(2)	(177)	(40)

Loss from continuing operations	(4,674)	(1,047)	(3,827)	(2,268)

Discontinued operations - Split-off of CombiMatrix Corporation:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	(2,286)	(4,329)	(8,086)	(15,549)

Net loss	(6,960)	(5,376)	(11,913)	(17,817)

Unrealized gains (losses) on short-term investments	3	59	(17)	62
Unrealized gains on foreign currency translation	-	2	-	2

Comprehensive income (loss)	$(6,957)	$(5,315)	$(11,930)	$(17,753)

Loss per common share:
Continuing operations:
Net loss from continuing operations	$(4,674)	$(1,047)	$(3,827)	$(2,268)
Basic and diluted loss per share	(0.16)	(0.04)	(0.14)	(0.08)

Discontinued operations - Split-off of CombiMatrix Corporation:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	$(2,286)	$(4,329)	$(8,086)	$(15,549)
Basic and diluted loss per share	(0.04)	(0.11)	(0.14)	(0.39)

Weighted average shares:
Acacia Research - Acacia Technologies stock:
Basic and diluted	28,739,499	27,567,848	28,296,328	27,492,410
Acacia Research - CombiMatrix stock:
Basic and diluted	59,875,769	40,209,640	55,862,707	39,411,421

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	For the Nine Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities:
Net loss	$(11,913)	$(17,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,168	4,046
Non-cash stock compensation	3,776	2,922
Deferred taxes	-	(36)
Loss on disposal of discontinued operations - Split-off of CombiMatrix Corporation	8,086	15,549
Write-off of patent-related intangible asset	235	297
Other	(5)	(82)
Changes in assets and liabilities:
Accounts receivable	(942)	2,946
Prepaid expenses and other assets	133	(296)
Accounts payable and accrued expenses	1,255	2,020
Royalties and legal fees payable	3,845	(1,415)
Deferred revenues	102	(116)

Net cash provided by operating activities from continuing operations	8,740	8,018
Net cash used in operating activities from discontinued operations	(8,163)	(11,717)
Net cash provided by (used in) operating activities	577	(3,699)

Cash flows from investing activities:
Purchase of property and equipment	(170)	(124)
Purchase of available-for-sale investments	(7,726)	(13,906)
Sale of available-for-sale investments	9,287	17,934
Business acquisition	-	(16)
Patent acquisition costs	(1,595)	(1,020)

Net cash provided by (used in) investing activities from continuing operations	(204)	2,868
Net cash provided by (used in) investing activities from discontinued operations	(2,738)	5,913
Net cash provided by (used in) investing activities	(2,942)	8,781

Cash flows from financing activities:
Proceeds from the exercise of stock options	3,582	455

Net cash provided by financing activities from continuing operations	3,582	455
Net cash provided by financing activities from discontinued operations	5,369	2,090
Net cash provided by financing activities	8,951	2,545

Increase in cash and cash equivalents	6,586	7,627

Cash and cash equivalents, beginning (including cash and cash equivalents related to discontinued operations - split-off of CombiMatrix Corporation of $7,829 and $5,666, respectively)	40,044	20,164

Cash and cash equivalents, ending	46,630	27,791

Less: Cash and cash equivalents of discontinued operations, ending	(2,461)	(2,304)

Cash and cash equivalents of continuing operations, ending	$44,169	$25,487

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Acacia Research Corporation (“we,” “us” and “our”) is comprised of Acacia Research Corporation, and its wholly owned operating subsidiaries.

Acacia Research Corporation’s operating subsidiaries acquire, develop, license and enforce patented technologies.  Acacia Research Corporation’s operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of their patented technologies.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. On a consolidated basis, our operating subsidiaries own or control the rights to 81 patent portfolios, covering technologies used in a wide variety of industries.

CombiMatrix Group Split-off Transaction and Related Discontinued Operations. In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, the primary component of Acacia Research Corporation’s CombiMatrix group, to become an independent public company.  CombiMatrix Corporation’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission (“SEC”) on June 8, 2007.  Following the redemption period required by Acacia Research Corporation’s Restated Certificate of Incorporation, on August 15, 2007 (the “Redemption Date”), CombiMatrix Corporation was split-off from Acacia Research Corporation through the redemption of all outstanding shares of Acacia Research-CombiMatrix common stock and the distribution of new shares of CombiMatrix Corporation common stock, on a pro-rata basis, to the holders of Acacia Research-CombiMatrix stock on the Redemption Date (the “Split-off Transaction”). On the Redemption Date, every ten (10) shares of Acacia Research-CombiMatrix stock outstanding on August 15, 2007, was redeemed for one (1) share of common stock of CombiMatrix Corporation.  Subsequent to the Redemption Date, Acacia Research Corporation no longer owns any equity interests in CombiMatrix Corporation and the two companies operate independently of each other.

As a result of the Split-off Transaction, we have disposed of our investment in CombiMatrix Corporation.  Refer to Note 7 for information regarding presentation of the assets, liabilities, results of operations and cash flows for the CombiMatrix group as Discontinued Operations in the accompanying consolidated financial statements for all periods presented, in accordance with guidance set forth in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Capital Structure. As a result of the Split-off Transaction, the CombiMatrix group is no longer a business group of Acacia Research Corporation.  As a result of the Split-off Transaction, all outstanding shares of AR-CombiMatrix stock were redeemed, and hence, all rights of holders of AR-CombiMatrix stock ceased as of the Redemption Date, except for the right, upon the surrender to the exchange agent of shares of AR-CombiMatrix stock, to receive new shares of CombiMatrix Corporation stock pursuant to the exchange ratio described above.  Subsequent to the consummation of the Split-off Transaction, Acacia Research Corporation’s only class of common stock outstanding is its AR-Acacia Technologies stock.

Prior to the Split-off Transaction, Acacia Research Corporation had two classes of common stock outstanding, its Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”) and its Acacia Research-CombiMatrix common stock (AR-CombiMatrix stock).  AR-Acacia Technologies stock was intended to reflect separately the performance of Acacia Research Corporation’s Acacia Technologies group.  AR-CombiMatrix stock was intended to reflect separately the performance of Acacia Research Corporation’s CombiMatrix group.  Although the AR-Acacia Technologies stock and the AR-CombiMatrix stock were intended to reflect the performance of our different business groups, they were both classes of common stock of Acacia Research Corporation and were not stock issued by the respective groups.

Basis of Presentation.  The accompanying unaudited consolidated financial statements include the accounts of Acacia Research Corporation and its wholly owned and majority-owned subsidiaries and investments accounted for under the equity method.  Material intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006, as reported by us in our Annual Report on Form 10-K.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2007, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

Concentrations.  Two licensees individually accounted for 26% and 11% of license fee revenues recognized during the three months ended September 30, 2007, and two licensees individually accounted for 24% and 16% of license fee revenues recognized during the nine months ended September 30, 2007. Two licensees individually accounted for 59%, and 11% of license fee revenues recognized during the three months ended September 30, 2006, and three licensees individually accounted for 11%, 12% and 18% of license fee revenues recognized during the nine months ended September 30, 2006. Two licensees individually represented approximately 39% and 36% of accounts receivable at September 30, 2007. Three licensees individually represented approximately 37%, 24% and 13% of accounts receivable at December 31, 2006.

Segments.  As of September 30, 2007, under the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” we have one reportable segment, our intellectual property acquisition, development, licensing and enforcement segment.  As a result of the Split-off Transaction, as of the Redemption Date, Acacia Research Corporation has disposed of its investment in CombiMarix Corporation and no longer has an ownership interest in CombiMatrix Corporation.  As such, as of the Redemption Date, the CombiMatrix group is no longer a reportable segment.

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

Income Taxes.  Effective January 1, 2007, Acacia Research Corporation adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  The adoption of FIN 48 did not have a material impact on our consolidated financial position, results of operations or cash flows.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The total amount of unrecognized tax benefits as of January 1, 2007 and September 30, 2007 was $56,000, all of which, if recognized, would affect the effective tax rate.

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

At December 31, 2006, Acacia Research Corporation’s U.S. federal and state income tax net operating loss carryforwards were approximately $53,727,000 (excluding NOLs related to subsidiaries for which Acacia Research Corporation does not file a consolidated return) and $54,700,000, expiring between 2007 and 2026.  Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax assets.  All NOLs and tax credits generated by the continuing operations of Acacia Research Corporation and its operating subsidiaries have been retained by Acacia Research Corporation subsequent to the Split-off Transaction.  Subsequent to the Split-off Transaction, all NOLs and tax credits generated by CombiMatrix Corporation and its subsidiaries have been retained by CombiMatrix Corporation and are not available to Acacia Research Corporation.

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

We have not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since our formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future. If we have experienced an ownership change at any time since our formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of Acacia Research Corporation's stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of a full valuation allowance, future changes in our unrecognized tax benefits will not impact our effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

3.  EARNINGS PER SHARE

Earnings (Loss) Per Share. Basic earnings per share for each class of common stock is computed by dividing the income or loss allocated to each class of common stock by the weighted-average number of outstanding shares of that class of common stock. Diluted earnings per share is computed by dividing the income or loss allocated to each class of common stock by the weighted-average number of outstanding shares of that class of common stock including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, unvested restricted stock, restricted stock unit grants and common stock purchase warrants.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The earnings or losses allocated to each class of common stock are determined by Acacia Research Corporation’s board of directors. This determination is generally based on the net income or loss amounts of the corresponding group determined in accordance with accounting principles generally accepted in the United States of America, consistently applied.  We believe this method of allocation to be systematic and reasonable.  As a result of the Split-off Transaction,    earnings or losses allocated to the CombiMatrix group are presented as Discontinued Operations in the accompanying consolidated financial statements. Subsequent to the Split-off Transaction, Acacia Research Corporation’s only class of common stock outstanding is its AR-Acacia Technologies stock.

The following table presents the weighted-average number of common shares outstanding used in basic and diluted loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Acacia Research - Acacia Technologies stock

Basic and diluted weighted average number of common shares outstanding	28,739,499	27,567,848	28,296,328	27,492,410

Outstanding stock options and restricted stock excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	5,910,137	6,520,052	5,910,137	6,520,052

Acacia Research - CombiMatrix stock (1)

Basic and diluted weighted average number of common shares outstanding	59,875,769	40,209,640	55,862,707	39,411,421

All outstanding stock options excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	7,003,390	8,557,557	7,003,390	8,557,557

All outstanding common stock purchase warrants excluded from the computation of diluted loss per share because the effect of inclusion would have been anti dilutive	23,838,648	1,879,888	23,838,648	1,879,888
_____________________
(1)  Includes AR-CombiMatrix stock activity for the three and nine months ended September 30, 2007 up to August 15, 2007, the Redemption Date.

4.  INTANGIBLE ASSETS

Acacia Research Corporation’s only identifiable intangible assets at September 30, 2007 and December 31, 2006, are patents and patent rights.  Patent related accumulated amortization totaled $15,828,000 and $11,802,000 as of September 30, 2007 and December 31, 2006, respectively.

Our patents and patent rights have remaining estimated economic useful lives ranging from one to seven years.  The weighted average remaining estimated economic useful life of our patents and patent rights is four years.  Annual aggregate amortization expense is estimated to be $1,454,000 for the remainder of 2007, $4,494,000 in 2008, $4,042,000 in 2009, $3,833,000 in 2010 and $2,923,000 in 2011.  At September 30, 2007 and December 31, 2006, all of our acquired intangible assets were subject to amortization.

For the nine months ended September 30, 2007 and 2006, we incurred patent acquisition costs totaling $1,595,000 and $1,020,000 in connection with the acquisition of the rights to additional patent portfolios.  The patents and patent rights acquired have estimated economic useful lives ranging from five to seven years.

During the three months ended September 30, 2007, we recorded a non-cash impairment charge of $235,000, related to the write-off of a patent-related intangible asset.  The related licensing program was completed during the third quarter of 2007 resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of September 30, 2007.  During the three months ended June 30, 2006, we recorded a non-cash impairment charge of $297,000, related to the write-off of a patent-related intangible asset.  During the second quarter of 2006, pursuant to the terms of the respective license agreement, management elected to terminate its rights to exclusively license and enforce the patent, resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of June 30, 2006.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  We do not expect the adoption of SFAS No. 159 to have a material impact, if any, on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact, if any, on our consolidated financial position, results of operations and cash flows.

6.  COMMITMENTS AND CONTINGENCIES

Litigation and Patent Enforcement

Acacia Research Corporation is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our financial position, results of operations or cash flows.  Operating subsidiaries of Acacia Research Corporation are often required to engage in litigation to enforce their patents and patent rights.

Inventor Royalties and Contingent Legal Expenses

In connection with the acquisition of certain patents and patent rights, certain operating subsidiaries of Acacia Research Corporation executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net license fee revenues (as defined in the respective agreements) generated as a result of licensing the respective patents or patent portfolios.  Inventor royalties paid pursuant to the agreements are expensed in the consolidated statements of operations and comprehensive income (loss) in the period that the related license fee revenues are recognized.

In connection with the licensing and enforcement activities of our operating subsidiaries, they may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law.  These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained.  In instances where there are no recoveries from potential infringers (ie. license fees), no contingent legal fees are paid; however, our operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.  Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the consolidated balance sheet.

Guarantees and Indemnifications

Certain of our operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business.  In connection with certain facility leases Acacia Research Corporation and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases.  Acacia Research Corporation indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.  However, Acacia Research Corporation has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any.  The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations.   The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that we could be obligated to make.  To date, we have made no payments related to these guarantees and indemnities.  We estimate the fair value of our indemnification obligations to be insignificant based on this history and have therefore, not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

7.  DISCONTINUED OPERATIONS

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company.  CombiMatrix Corporation’s registration statement on Form S-1 was declared effective by the SEC on June 8, 2007.  Following the redemption period required by Acacia Research Corporation’s Restated Certificate of Incorporation, on August 15, 2007 (the “Redemption Date”), CombiMatrix Corporation was split-off from Acacia Research Corporation through the redemption of all outstanding shares of AR-CombiMatrix common stock and the distribution of new shares of CombiMatrix Corporation common stock, on a pro-rata basis, to the holders of AR-CombiMatrix stock as of the Redemption Date (the “Split-off Transaction”).  On the Redemption Date, every ten (10) shares of AR-CombiMatrix stock outstanding on August 15, 2007, was redeemed for one (1) share of common stock of CombiMatrix Corporation.  Subsequent to the Redemption Date, Acacia Research Corporation no longer owns any equity interests in CombiMatrix Corporation and the two companies operate independently of each other.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of the Split-off Transaction, the CombiMatrix group is no longer a business group of Acacia Research Corporation.  As a result of the Split-off Transaction, all outstanding shares of AR-CombiMatrix stock were redeemed, and hence, all rights of holders of AR-CombiMatrix stock ceased as of the Redemption Date, except for the right, upon the surrender to the exchange agent of shares of AR-CombiMatrix stock, to receive new shares of CombiMatrix Corporation stock pursuant to the exchange ratio described above.

As a result of the consummation of the Split-off Transaction, the assets, liabilities, results of operations and cash flows of CombiMatrix Corporation have been eliminated from the continuing operations of Acacia Research Corporation and Acacia Research Corporation does not have any continuing involvement in the operations of CombiMatrix Corporation.  As a result of the Split-off Transaction we have disposed of our investment in CombiMatrix Corporation, and therefore, in accordance with guidance set forth in SFAS No. 144, Acacia Research Corporation’s accompanying consolidated balance sheets, statements of operations and statements of cash flows for the current periods presented reflect the assets, liabilities, results of operations and cash flows for CombiMatrix Corporation as Discontinued Operations.  Consolidated financial statements presented for the comparable prior year periods have been restated to conform to this presentation.  CombiMatrix Corporation was previously presented as a separate operating segment of Acacia Research Corporation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Split-off Transaction was accounted for by Acacia Research Corporation at historical cost.  Accordingly, no gain or loss on disposal was recognized in the accompanying consolidated statements of operations. Included in the current period consolidated balance sheet is a charge to consolidated shareholders’ equity totaling $35,444,000, reflecting the pro rata distribution of our investment in the net assets of CombiMatrix Corporation to holders of AR-CombiMatrix stock, as of the Redemption Date, as described above.  We received a private letter ruling from the IRS with regard to the U.S. federal income tax consequences of the Split-off Transaction to the effect that the Split-Transaction will be treated as a tax-free exchange under Sections 368 and 355 of the Internal Revenue Code of 1986, as amended.

The carrying amount(s) of the major classes of assets and liabilities and revenues and pretax loss included in Discontinued Operations for the periods presented were as follows (in thousands):

	September 30, 2007	December 31, 2006

Cash and available-for-sale investments	-	14,342
Accounts receivable, inventory and other asset	-	1,210
Property and equipment, net of accumulated depreciation	-	1,785
Intangibles	-	24,210
Other assets	-	2,667
Accounts payable and accrued expenses	-	(2,846)
Deferred revenues	-	(1,441)
Warrant liability	-	(6,732)

	Revenues (1)	Pre-tax Loss (1)
For the three months ended September 30, 2007	495	(2,286)
For the three months ended September 30, 2006	1,844	(4,329)
For the nine months ended September 30, 2007	2,968	(8,086)
For the nine months ended September 30, 2006	4,881	(15,549)
_____________________
(1)  Includes the results of CombiMatrix Corporation for the three and nine months ended September 30, 2007 up to August 15, 2007, the Redemption Date.

Net loss from Discontinued operations related to CombiMatrix Corporation includes direct costs incurred in connection with the Split-off Transaction, originally included in Acacia Research Corporation corporate accounts, totaling $0 and $136,000 for the three and nine months ended September 30, 2007 and $2,000 and $91,000 for the three and nine months ended September 30, 2006.

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

General

As used in this Form 10-Q, the “Company,” “we,” “us” and “our” refer to Acacia Research Corporation and its subsidiary companies.  As a result of the Split-off Transaction described below, Acacia Research Corporation and subsidiaries has one reportable segment.

Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

The following discussion is based primarily on our unaudited consolidated balance sheet as of September 30, 2007, and on our unaudited consolidated statements of operations for the period from January 1, 2007 to September 30, 2007. The discussion compares the activities for the three and nine months ended September 30, 2007, to the activities for the three and nine months ended September 30, 2006. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.  This information should also be read in conjunction with the “Risk Factors” referred to in Part II, Item 1A of this report.

Business

Acacia Research Corporation’s operating subsidiaries acquire, develop, license and enforce patented technologies.  Acacia Research Corporation’s operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of their patented technologies.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. On a consolidated basis, our operating subsidiaries own or control the rights to 81 patent portfolios, covering technologies used in a wide variety of industries.

Other

CombiMatrix Group Split-off Transaction and Related Discontinued Operations. As discussed below under the caption “Discontinued Operations – Split-off of CombiMatrix Corporation,” the CombiMatrix group, which was previously presented as a separate reportable segment, was split-off from Acacia Research Corporation (the “Split-off Transaction”), effective August 15, 2007 (the “Redemption Date”).  As such, the results of operations for the CombiMatrix group in the accompanying consolidated financial statements are presented as part of Acacia Research Corporation’s results from Discontinued Operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144.  Accordingly, the CombiMatrix group’s results of operations in prior periods have been reclassified to discontinued operations to conform to the current period presentation.

Overview

Our operating activities for the three and nine months ended September 30, 2007 and 2006, were principally focused on the continued development, licensing and enforcement of our patent portfolios, including the continued pursuit of multiple ongoing technology licensing and enforcement  programs and the commencement of new technology licensing and enforcement programs.  In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios and the continued pursuit of opportunities to partner with patent owners and provide our unique intellectual property licensing, development and enforcement services.

License fee revenues recognized for the three months ended September 30, 2007 totaled $9.5 million, versus $8.4 million for the comparable 2006 period.  License fee revenues recognized for the nine months ended September 30, 2007 totaled $40.6 million, versus $27.5 million for the comparable 2006 period.  Trailing twelve-month revenues were $47.9 million as of September 30, 2007, as compared to $46.8 million as of June 30, 2007, $55.3 million as of March 31, 2007, $34.8 million at December 31, 2006, and $35.8 million at September 30, 2006.

Revenues included license fees from 5 new technology licensing and enforcement programs during the nine months ended September 30, 2007, including our Spreadsheet Automation technology, Rule-Based Monitoring technology, Digital Color Correction for Video Graphics Systems technology, Virtual Computer Workspace technology and Portable Storage Devices with Links technology licensing programs.  Revenues for the nine months ended September 30, 2007 also included fees from the licensing of our DMT® technology, Audio/Video Enhancement and Synchronization technology, Audio Communications Fraud Detection technology, Credit Card Fraud Protection technology, Image Resolution Enhancement technology, Pop-Up Advertising technology, Multi-dimensional Bar Codes, and Product Activation technology licensing programs.  To date, our operating subsidiaries have generated revenues from 25 technology licensing and enforcement programs.

Marketing, general and administrative expenses increased during the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006.  The overall increase in marketing, general and administrative expenses is reflective of the continued growth and expansion of the Company’s intellectual property acquisition, licensing and enforcement business and related ongoing operations.    Inventor royalties expenses and contingent legal fee expenses increased during the three and nine months ended September 30, 2007, versus the comparable 2006 period, primarily due to the related fluctuations in license fee revenues, as discussed above, and the impact of the varying economic terms related to inventor agreements and contingent legal fee arrangements associated with the revenue generating patent portfolios in each period.

During the nine months ended September 30, 2007, Acacia Patent Acquisition Corporation continued to execute its business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, 21 patent portfolios covering a variety of applications.  Patent rights acquired during the three months ended September 30, 2007 included the following:

•
Ecommerce Pricing.  This patented technology generally relates to transacting business over a network such as the Internet.   This technology can be used in auctions or competitive transactions where the final price is based upon the buyer’s actions.

•
Database Access.  This patented technology generally facilitates smoother interoperation between databases and applications and can be deployed in a variety of markets including ecommerce, healthcare, telecom, and finance.

•
Mulit-Dimensional Database Compression.  This patented technology generally relates to the compression of databases.  The technology enables the compressed information to be accessible in real time and generates cost savings in enterprise storage.

•
Vehicle Location.  This patented technology generally relates to systems capable of locating vehicles and providing subsequent services from a remote location.  It covers satellite-based location systems, such as GPS, and is applicable to vehicle tracking, vehicle assistance services and other similar services.

•
Video Editing. This patented technology generally relates to altering video streams in real time to remove portions of an original image and substitute elements to create a new image.  This technology can be used to digitally change the background of a video image without using traditional blue screen techniques.

•
Heated Surgical Blades.  This patented technology relates to surgical instruments, such as scalpels, that are heated to reduce bleeding when tissue is cut.  These devices can be used in orthopedics, endoscopy, arthroscopy, trauma, wound care, cosmetic, and numerous other surgical procedures.

•
Graphic Data Processing.  The patented technology relates to the processing of graphics data, including clipping, masking and writing of pixel data to memory. The technology has applications in PC's and gaming consoles.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the consolidated financial statements for the periods presented.

As of September 30, 2007, we had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our revenue generating opportunities and accelerate the execution of our business strategy, as we continue to build our leadership position in patent licensing.

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

Acacia Research Corporation
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

Net Loss (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Loss from continuing operations	$(4,674)	$(1,047)	$(3,827)	$(2,268)
Loss from discontinued operations - Split-off of CombiMatrix Corporation	(2,286)	(4,329)	(8,086)	(15,549)
Net loss	(6,960)	(5,376)	(11,913)	(17,817)

The changes in net loss from continuing operations for the periods presented were primarily due to operating results and activities, as discussed below.

Revenues (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

License fees	$9,544	$8,424	$40,594	$27,512

License Fees.  Revenues for the three months ended September 30, 2007 included license fees from 27 new licensing agreements covering 7 of our technology licensing and enforcement programs, as compared to10 new licensing agreements covering 7 of our technology licensing and enforcement programs in the comparable 2006 period.  Revenues for the nine months ended September 30, 2007 included license fees from 69 new licensing agreements covering 13 of our technology licensing and enforcement programs, as compared to 58 new licensing agreements covering 12 of our technology licensing and enforcement programs in the comparable 2006 period. License fee revenues recognized fluctuate from period to period primarily based on the following factors:

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

Costs incurred in connection with ongoing licensing activities, other than inventor royalties expense, contingent legal fees expense and patent-related legal expenses, are included in marketing, general and administrative expenses in the accompanying consolidated statements of operations.

Operating Expenses (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,869 and $3,776 for the three and nine months ended September 30, 2007 and $985 and $2,922 for the three and nine months ended September 30, 2006)	$5,454	$3,560	$13,972	$10,051
Legal expenses - patents	2,027	2,354	4,463	3,803
Inventor royalties and contingent legal fees expense - patents	5,669	2,623	23,197	12,741
Amortization of patents	1,451	1,322	4,081	3,991
Write-off of patent-related intangible asset	235	-	235	297

Marketing, General and Administrative Expenses.  The net increase for the periods presented was due primarily to the addition of licensing, business development and engineering personnel since the end of the comparable 2006 period and an increase in other personnel related expenses, a one-time severance charge for an employee separation under the Acacia Research Corporation Executive Severance Plan in the first quarter of 2007, an increase in patent acquisition and business development related research and consulting costs and an increase in corporate, general and administrative costs.  The overall increase in marketing, general and administrative expenses is reflective of the continued growth and expansion of the Company’s intellectual property acquisition, licensing and enforcement business and related ongoing operations.   These increases were partially offset by a decrease in consulting expenses due to the expiration of the consulting agreement with the former CEO of Global Patent Holdings, LLC in January 2007.  Non-cash stock compensation charges increased during the three and nine months ended September 30, 2007, as compared to the three and nine months ended September 30, 2006, due to the issuance of additional equity based incentive awards to new and existing employees during the second and third quarter of 2007.  There were no new grants of equity based incentive awards to existing employees during fiscal 2006.  Non-cash stock compensation expense for the nine months ended September 30, 2007 includes a credit of $170,000 related to the reversal of certain non-cash stock compensation charges, originally recorded in prior periods, resulting from the pre-vesting forfeiture of certain share-based awards in connection with the employee separation referred to above.

A summary of the main drivers of the change in marketing, general and administrative expenses for the periods presented is as follows (in thousands):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2007 vs. 2006	2007 vs. 2006
Increase in personnel expenses	$809	$2,153
Decrease in GPH Acquisition related consulting expenses	(250)	(675)
One-time severance charge for employee separation	-	360
Increase in foreign taxes paid on licensing fees	-	151
Increase in patent development / commercialization and other
marketing, general and administrative costs	451	1,078
Increase in non-cash stock compensation expense	884	854

Legal Expense – Patents.  Patent-related legal expenses include patent-related prosecution and enforcement costs incurred by outside law firms engaged on an hourly basis and the out-of-pocket expenses incurred by outside law firms engaged on a contingent fee basis.  Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.  Patent-related legal expenses include case related costs billed by outside counsel for economic analyses and damages assessments, expert witnesses and other consultants, case related audio/video presentations for the court, and other litigation support and administrative costs.  We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above in connection with our ongoing patent commercialization and enforcement programs.

Inventor Royalties and Contingent Legal Fees Expense. For the three and nine months ended September 30, 2007, inventor royalties expenses were $2.7 million and $9.8 million, respectively, as compared to $1.8 million and $7.1 million for the three and nine months ended September 30, 2006.  Contingent legal fee expenses incurred during the three and nine months ended September 30, 2007 were $3.0 million and $13.4 million, respectively, as compared to $786,000 and $5.6 million during the three and nine months ended September 30, 2006, respectively.    The majority of the patent portfolios owned or controlled by our operating subsidiaries are subject to patent and patent rights agreements with inventors containing provisions granting to the original patent owner the right to receive inventor royalties based on future net revenues, as defined in the respective agreements, and may also be subject to contingent legal fee arrangements with external law firms engaged on a contingent fee basis.  The economic terms of the inventor and contingent arrangements, if any, vary across our patent portfolios.  As such, inventor royalties and contingent legal fee expenses fluctuate period to period based on the amount of revenues recognized each period and the mix of specific patent portfolios generating revenues each period.

The third quarter 2007 increase in inventor royalties expense and contingent legal fees expense was due in part to the increase in license fee revenues recognized in the third quarter of 2007 compared to the third quarter of 2006, as discussed above, and to a greater extent, reflects the impact of the mix of patent portfolios with varying economic terms generating the revenues during the respective periods.  A portion of third quarter 2006 revenues were comprised of license fees from patent portfolios with a lower average inventor royalty percentage and without a contingent legal fee arrangement associated with them.  As a result, lower than average inventor royalties expense and no contingent legal fees expense were incurred on revenues from those specific patent portfolios, resulting in the sharply higher percentage fluctuation in inventor royalties and contingent legal fees expense from the third quarter of 2006 compared to third quarter 2007, as compared to the percentage fluctuation in license fee revenues for the same periods.

Write-off of Patent-related Intangible Asset.  During the three months ended September 30, 2007 we recorded a non-cash impairment charge of $235,000, related to the write-off of a patent-related intangible asset.  The related licensing program was completed during the third quarter of 2007 resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of September 30, 2007.  During the three months ended June 30, 2006, we recorded a non-cash impairment charge of $297,000, related to the write-off of a patent-related intangible asset.  During the second quarter of 2006, pursuant to the terms of the respective license agreement, management elected to terminate its rights to exclusively license and enforce the patent, resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of June 30, 2006.

Discontinued Operations – Split-off of CombiMatrix Corporation

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company.  CombiMatrix Corporation’s registration statement on Form S-1 was declared effective by the SEC on June 8, 2007.  Following the redemption period required by Acacia Research Corporation’s Restated Certificate of Incorporation, on August 15, 2007 (the “Redemption Date”), CombiMatrix Corporation was split-off from Acacia Research Corporation through the redemption of all outstanding shares of Acacia Research-CombiMatrix common stock and the distribution of new shares of CombiMatrix Corporation, on a pro-rata basis, to the holders of AR-CombiMatrix stock as of the Redemption Date (the “Split-off Transaction”).  On the Redemption Date, every ten (10) shares of Acacia Research-CombiMatrix stock outstanding on August 15, 2007, was redeemed for one (1) share of common stock of CombiMatrix Corporation.  Subsequent to the Redemption Date, Acacia Research Corporation no longer owns any equity interests in CombiMatrix Corporation and the two companies operate independently of each other.

As a result of the consummation of the Split-off Transaction, the assets, liabilities, results of operations and cash flows of CombiMatrix Corporation have been eliminated from the continuing operations of Acacia Research Corporation and Acacia Research Corporation does not have any continuing involvement in the operations of CombiMatrix Corporation.  As a result of the Split-off Transaction we have disposed of our investment in CombiMatrix Corporation, and therefore, in accordance with guidance set forth in SFAS No. 144, Acacia Research Corporation’s accompanying consolidated balance sheets, statements of operations and statements of cash flows for the current periods presented reflect the assets, liabilities, results of operations and cash flows for CombiMatrix Corporation as Discontinued Operations.  Consolidated financial statements presented for the comparable prior year periods have been restated to conform to this presentation.  CombiMatrix Corporation was previously presented as a separate operating segment of Acacia Research Corporation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Split-off Transaction was accounted for by Acacia Research Corporation at historical cost.  Accordingly, no gain or loss on disposal was recognized in the consolidated statements of operations. Included in the accompanying current period consolidated balance sheet is a charge to shareholder’s equity totaling $35,444,000 reflecting the pro rata distribution of our investment in the net assets of CombiMatrix Corporation to holders of AR-CombiMatrix stock, as of the Redemption Date, as described above.  We received a private letter ruling from the IRS with regard to the U.S. federal income tax consequences of the Split-off Transaction to the effect that the Split-Transaction will be treated as a tax-free exchange under Sections 368 and 355 of the Internal Revenue Code of 1986, as amended.

Refer to Note 7 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for information regarding the carrying amount(s) of the major classes of assets and liabilities and revenues and pretax loss included in Discontinued Operations for the periods presented.

Inflation

Inflation has not had a significant impact on Acacia Research Corporation.

Liquidity and Capital Resources

Cash and cash equivalents and short term investments related to Acacia Research Corporation’s continuing operations totaled $55.4 million at September 30, 2007, compared to $45.0 million at December 31, 2006.

Working capital related to Acacia Research Corporation’s continuing operations at September 30, 2007 was $48.6 million, compared to $42.2 million at December 31, 2006.  The change in working capital was due primarily to the impact of net cash flow activities as discussed below.

The net increase (decrease) in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Nine Months Ended
	September 30, 2007	September 30, 2006

Net cash provided by (used in) continuing operations:
Operating activities	$8,740	$8,018
Investing activities	(204)	2,868
Financing activities	3,582	455
Discontinued operations of Soundbreak.com	13	(131)

Cash Flows from Continuing Operating Activities. Cash receipts from licensees for the nine months ended September 30, 2007 increased to $39.8 million, from $30.2 million in the comparable 2006 period.  Cash outflows from operations for the nine months ended September 30, 2007 increased to $31.1 million, from $22.1 million in the comparable 2006 period.  The increase in license fee payments received was partially offset by increases in inventor royalties expenses, contingent legal fee expenses, patent-related legal expenses, personnel expenses, and other corporate, general and administrative expenses, as described above, and the related impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Continuing Investing Activities.  The change in net cash flows used in investing activities was primarily due to net purchases and sales of available-for-sale investments in connection with ongoing short-term cash management activities during the periods presented.  Net cash outflows from investing activities for the nine months ended September 30, 2007 also included patent related acquisition costs totaling $1,595,000, as compared to $1,020,000 in the comparable 2006 period.

Cash Flows from Continuing Financing Activities.  Net cash flows provided by financing activities during the nine months ended September 30, 2007 included proceeds from the exercise of AR-Acacia Technologies stock options totaling $3.6 million, as compared to $455,000 for the comparable 2006 period.

Management believes that the cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet Acacia Research Corporation and its subsidiaries’ cash requirements through at least November 2008 and for the foreseeable future.  We may however encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in Acacia Research Corporation's Risk Factors on page 25 of our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007.  Any efforts to seek additional funding could be made through equity, debt or other external financing; however there can be no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2007.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists material known future cash commitments as of September 30, 2007:

	Payments Due by Period (in thousands)
Contractual Obligations	Remaining 2007	2008	2009	2010	2011	2012 and Thereafter

Operating leases	$112	$696	$724	$753	$783	$131
Total contractual cash obligations	$112	$696	$724	$753	$783	$131

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

Changes in Internal Controls

(b)  There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2007) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Refer to Note 6 to the Acacia Research Corporation consolidated financial statements, contained in Part I, Item 1. of this report, and hereby incorporated by reference.

Item 1A.   RISK FACTORS

An investment in our common stock involves a number of risks.  Before making a decision to purchase our securities, you should carefully consider all of the risks described in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 14, 2007.  If any of the risks included in this quarterly report or our annual report actually occur, our business, financial condition and results of operations could be materially adversely affected.  If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment.  You should carefully review the “Risk Factors” set forth on pages 25 through 49 of our annual report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission on March 14, 2007, and the risk factors included in our Form 8-K filed with the Commission on April 27, 2007.

Item 5.  OTHER INFORMATION

On April 24, 2007, our Compensation Committee approved the payment of a bonus in the amount of $90,000 to each of Paul Ryan, Chief Executive Officer, and Robert L. Harris, II, President.  On April 27, 2007, our Compensation Committee approved the payment of a bonus in the amount of $69,000 to Clayton J. Haynes, Chief Financial Officer.  The bonuses were paid in recognition of the efforts of each individual in taking into account total compensation payable to each individual.

Item 6.  EXHIBITS

10.1	2007 Acacia Technologies Stock Incentive Plan (1)
10.2	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan
10.3	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan
10.4	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________________
(1)	Incorporated by reference to Exhibit 99.1 of our Form S-8 filed with the SEC on July 20, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By:	/s/ Paul R. Ryan
Paul R. Ryan
Chief Executive Officer
(Authorized Signatory)

By:	/s/ Clayton J. Haynes
Clayton J. Haynes
Chief Financial Officer /Treasurer
(Principal Financial Officer)

Date:   November 2, 2007

EXHIBIT INDEX

EXHIBIT
NUMBER                                                                                                                                EXHIBIT

10.1	2007 Acacia Technologies Stock Incentive Plan (1)
10.2	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan
10.3	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan
10.4	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan
31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________________________
(1)	Incorporated by reference to Exhibit 99.1 of our Form S-8 filed with the SEC on July 20, 2007.