Form 10-K
period 2007-12-31
ACACIA RESEARCH CORP
filed 2008-03-14
CIK 934549

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  _________  TO _________.

Commission File Number 0-26068

ACACIA RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-4405754
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

500 NEWPORT CENTER DRIVE, NEWPORT BEACH, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 480-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Acacia Research - Acacia Technologies Common Stock, $0.001 par value	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

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
Yes ☑  No ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☑

The aggregate market value of the registrant’s Acacia Research - Acacia Technologies common stock held by non-affiliates of the registrant, computed by reference to the last sales prices of such stocks reported on The Nasdaq Stock Market, as of June 29, 2007, was approximately $458,295,628.  (All executive officers and directors of the registrant are considered affiliates.)

As of February 25, 2008, 30,132,922 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

ACACIA RESEARCH CORPORATION
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

CAUTIONARY STATEMENT

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning product development, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, and other circumstances affecting anticipated revenues and costs, as more fully disclosed in our discussion of risk factors incorporated by reference in Item 1A. of Part I of this report. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

As used in this Form 10-K, “we,” “us” and “our” refer to Acacia Research Corporation and/or its wholly owned operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia Research Corporation’s wholly owned operating subsidiaries.

Item 1.    BUSINESS

OVERVIEW

Acacia Research Corporation’s operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to 91 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

CombiMatrix Group Split-off Transaction and Related Discontinued Operations. In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, the primary component of Acacia Research Corporation’s CombiMatrix group, to become an independent public company.  CombiMatrix Corporation’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission (“SEC”) on June 8, 2007.  Following the redemption period required by Acacia Research Corporation’s Restated Certificate of Incorporation, on August 15, 2007 (the “Redemption Date”), CombiMatrix Corporation was split-off from Acacia Research Corporation through the redemption of all outstanding shares of Acacia Research-CombiMatrix common stock in exchange for  the distribution of new shares of CombiMatrix Corporation common stock, on a pro-rata basis, to the holders of Acacia Research-CombiMatrix common stock on the Redemption Date (the “Split-off Transaction”). On the Redemption Date, every ten (10) shares of Acacia Research-CombiMatrix common stock outstanding on August 15, 2007, was redeemed for one (1) share of common stock of CombiMatrix Corporation.  Subsequent to the Redemption Date, Acacia Research Corporation no longer owns any equity interests in CombiMatrix Corporation and the two companies operate independently of each other.

As a result of the Split-off Transaction, we have disposed of our investment in CombiMatrix Corporation.  Refer to Note 10A to the Acacia Research Corporation consolidated financial statements, included elsewhere herein, for information regarding presentation of the assets, liabilities, results of operations and cash flows for the CombiMatrix group as “Discontinued Operations,” for all periods presented, in accordance with guidance set forth in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Capital Structure

As a result of the Split-off Transaction, Acacia Research Corporation no longer owns any equity interests in CombiMatrix Corporation and the CombiMatrix group is no longer a business group of Acacia Research Corporation.  Pursuant to the terms of the Split-off Transaction, all outstanding shares of Acacia Research-CombiMatrix common stock were redeemed, and hence, all rights of holders of Acacia Research-CombiMatrix common stock ceased as of the Redemption Date, except for the right, upon the surrender to the exchange agent of shares of Acacia Research-CombiMatrix common stock, to receive new shares of CombiMatrix Corporation stock pursuant to the exchange ratio described above.  Subsequent to the consummation of the Split-off Transaction, Acacia Research Corporation’s only class of common stock outstanding is its Acacia Research-Acacia Technologies common stock.

Prior to the Split-off Transaction, Acacia Research Corporation had two classes of common stock outstanding, its Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”) and its Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”).  AR-Acacia Technologies stock was intended to reflect separately the performance of Acacia Research Corporation’s Acacia Technologies group.  AR-CombiMatrix stock was intended to reflect separately the performance of Acacia Research Corporation’s CombiMatrix group.  Although the AR-Acacia Technologies stock and the AR-CombiMatrix stock were intended to reflect the performance of our different business groups, they were both classes of common stock of Acacia Research Corporation and were not stock issued by the respective groups.

Our Board of Directors has approved an amendment and restatement of our certificate of incorporation to remove reference to AR-CombiMatrix stock which was cancelled as a result of the redemption, to rename AR-Acacia Technologies stock as the only class of common stock, and to provide that all 100,000,000 shares of AR-Acacia Technologies stock currently authorized may be issued as a single class of common stock.  The amendment and restatement of our certificate of incorporation is subject to approval by the stockholders at the next annual meeting of stockholders, as further described in our proxy statement to be filed.  If adopted, each share of common stock will be entitled to one vote and the relative voting strength of the common stock will be equal notwithstanding the trading price of the common stock.

Other

Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.  Our website address is www.acaciaresearch.com.  We make our filings with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file these reports.  In addition, we post the following information on our website:

•	our corporate code of conduct, our board of directors – code of conduct and our fraud policy;

•	charters for our audit committee, nominating and corporate governance committee, disclosure committee and compensation committee;

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

BUSINESS

Intellectual Property Licensing Business

Acacia Research Corporation’s operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to 91 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.  Our operating subsidiaries have established a track record of licensing success with more than 540 license agreements executed to date.  Our professional staff includes in-house patent attorneys, licensing executives, engineers and business development executives.

Our clients are primarily individual inventors and small companies who have limited resources and/or expertise to effectively address the unauthorized use of their patented technologies, and also include large companies seeking to effectively and efficiently monetize their portfolio of patented technologies. In a typical client arrangement, our operating subsidiary will acquire a patent portfolio, or acquire rights to a patent portfolio, with our clients receiving an upfront payment for the purchase of the patent portfolio or patent portfolio rights, or receiving a percentage of our operating subsidiaries net recoveries from the licensing and enforcement of the patent portfolio, or a combination of the two.

In January 2005, our wholly owned subsidiary, Acacia Global Acquisition Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company, which owned 11 patent licensing companies (“GPH Acquisition”).  In connection with the acquisition we acquired ownership of companies that own or control the rights to 27 patent portfolios, which included 120 U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.  Refer to Note 7 to our consolidated financial statements included in this report for additional information regarding the GPH Acquisition.  Subsequent to the GPH Acquisition, we have continued to execute our business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the rights to, a total of 59 additional patent portfolios covering a wide variety of technologies and with applications across several additional industries.  These and future patent portfolio acquisitions will continue to expand and diversify our operating subsidiaries' revenue generating opportunities and accelerate the execution of our overall business strategy, as we continue to build our leadership position in patent licensing.

Business Model and Strategy

The business model associated with the licensing and enforcement activities conducted by our operating subsidiaries is summarized in the following diagram:

Our intellectual property acquisition, development, licensing and enforcement business strategy, conducted solely by our operating subsidiaries, includes the following key elements:

•	Identify Emerging Growth Areas where Patented Technologies will Play a Vital Role

The patent process breeds innovation and invention by granting a limited monopoly to the inventor in exchange for sharing the invention with the public. Certain technologies, including several of the technologies controlled by our operating subsidiaries, some of which are summarized below, become core technologies in the way products and services are manufactured, sold and delivered.  Our operating subsidiaries identify core, patented technologies that have been or are anticipated to be widely adopted by third parties in connection with the manufacture or sale of products and services.

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

For years, many large companies have earned substantial revenue licensing patented technologies to third parties.  Other companies that do not have internal licensing resources and expertise have continued to record the capitalized carrying value of their intellectual property in their financial statements, without deriving income from their intellectual property or realizing the potential value of their intellectual property assets.  Securities and financial reporting regulations require these companies to periodically evaluate and potentially reduce or write-off these intellectual property assets if they are unable to substantiate these reported carrying values.

Acacia Research Corporation’s subsidiaries seek to enter into business agreements with owners of intellectual property that do not have experience or expertise in the areas of intellectual property licensing and enforcement or that do not possess the in-house resources to devote to licensing and enforcement activities.

•	Effectively and Efficiently Evaluate Patented Technologies for Acquisition, Licensing and Enforcement

Subtleties in the language of a patent, recorded interactions with the patent office, and the evaluation of prior art and literature can make a significant difference in the potential licensing and enforcement revenue derived from a patent or patent portfolio.  Our specialists are trained and skilled in these areas.  It is important to identify potential problem areas prior to acquisition and commercialization and determine whether potential problem areas can be overcome, before acquiring a patent portfolio or launching a licensing program.  We have developed processes and procedures for identifying problem areas and evaluating the strength of a patent portfolio before the decision is made to allocate resources to an acquisition or a licensing and enforcement effort.

•	Purchase or Acquire the Rights to Patented Technologies

After evaluation, our operating subsidiaries may elect to purchase the patented technology, or become the exclusive licensing agent for the patented technology in all or in specific fields of use.  In either case, the owner of the patent generally retains the rights to a portion of the net revenues generated from a patent’s licensing and enforcement program.  Our operating subsidiaries generally control the licensing and enforcement process and utilize their experienced in-house personnel to reduce outside costs and to ensure that the necessary capital is allocated and deployed in an efficient and cost effective manner.

•	Successfully License and Enforce Patents with Significant Royalty Potential

As part of the patent evaluation process employed by our operating subsidiaries, significant consideration is also given to the identification of potential infringers, industries within which the potential infringers exist, longevity of the patented technology, and a variety of other factors that directly impact the magnitude and potential success of a licensing and enforcement program.  Our specialists are trained in evaluating potentially infringing technologies and in presenting the claims of our patents and demonstrating how they apply to companies we believe are using our technologies in their products or services.  These presentations generally take place in a non-adversarial business setting, but can also occur through the litigation process, if necessary.

Patented Technologies

Currently, on a consolidated basis, our operating subsidiaries own or control the rights to 91 patent portfolios, with patent expiration dates ranging from 2008 to 2027, and covering technologies used in a wide variety of industries, including the following:

• Aligned Wafer Bonding	• Embedded Broadcast Data	• Portable Storage Devices With Links
• Audio Communications Fraud Detection	• Encrypted Media & Playback Devices	• Product Activation
• Audio Storage and Retrieval System	• Enhanced Internet Navigation	• Projector
• Audio Video Enhancement & Synchronization	• Facilities Operation Management System	• Purifying Nucleic Acid
• Authorized Spending Accounts	• File Locking In Shared Storage Networks	• Radio Communication With Graphics
• Automated Notification of Tax Return Status	• Flash Memory	• Relational Database Access
• Broadcast Data Retrieval	• Fluid Flow Control And Monitoring	• Remote Management Of Imaging Devices
• Color Correction For Video Graphics Systems	• Graphics Data Processing	• Remote Video Camera
• Compact Disk	• Hearing Aid ECS	• Resource Scheduling
• Compiler	• Heated Surgical Blades	• Rule Based Monitoring
• Computer Graphics	• High Quality Image Processing	• Software Feature Enablement
• Computer Memory Cache Coherency	• High Resolution Optics	• Software License Management
• Computer Simulations	• Image Resolution Enhancement	• Spreadsheet Automation
• Computing Device Performance	• Interactive Content In A Cable Distribution System	• Storage Technology
• Continuous TV Viewer Measuring	• Interstitial Internet Advertising	• Surgical Catheter
• Copy Protection	• Laptop Connectivity	• Telematics
• Credit Card Fraud Protection	• Location Based Services	• Television Data Display
• Database Access	• Medical Image Stabilization	• Television Signal Scrambling
• Database Management	• Medical Monitoring	• Text Auto-Completion
• Data Encryption	• Micromirror Digital Display	• Vehicle Anti-Theft Parking Systems
• Digital Newspaper Delivery	• Microprocessor Enhancement	• Vehicle Location
• Digital Video Production	• Multi-Dimensional Bar Codes	• Vehicle Maintenance
• DMT®	• Multi-Dimensional Database Compression	• Video Editing
• Document Generation	• Online Ad Tracking	• Virtual Computer Workspaces
• Document Retrieval Using Global Word Co-Occurrence Patterns	• Parallel Processing With Shared Memory	• Virtual Server
• DRAM (Dynamic Random Access Memory)	• Peer To Peer Communications	• Web Personalization
• Dynamic Manufacturing Modeling	• Physical Access Control	• Wireless Digital Messaging
• Ecommerce Pricing	• Picture Archiving & Communication Systems	• Wireless Traffic Information
• Electronic Address List Management	• Pointing Device	• Workspace With Moving Viewpoint
• Electronic Message Advertising	• Pop-Up Internet Advertising

Patent Enforcement Litigation

Our operating subsidiaries are often required to engage in litigation to enforce their patents and patent rights.  Certain of our operating subsidiaries are parties to ongoing patent enforcement related litigation, alleging infringement by third parties of certain of the patented technologies owned or controlled by our operating subsidiaries.

Competition

We expect to encounter increased competition in the area of patent acquisition and enforcement.  This includes an increase in the number of competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire. Companies such as British Technology Group, Rembrandt Management Group, and Intellectual Ventures LLC are already in the business of acquiring the rights to patents for the purpose of licensing and enforcement, and we expect more companies to enter the market.  See, Risk Factors on page 6.

We also compete with venture capital firms and various industry leaders for technology licensing opportunities.  Many of these competitors may have more financial and human resources than our operating subsidiaries.  As we become more successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently rely upon to generate future revenue.

Other companies may develop competing technologies that offer better or less expensive alternatives to our patented technologies that we may acquire and/or out-license.  Many potential competitors may have significantly greater resources than the resources that our operating subsidiaries possess.  Technological advances or entirely different approaches developed by one or more of our competitors could render certain of the technologies owned or controlled by our operating subsidiaries obsolete and/or uneconomical.

Employees

As of December 31, 2007, on a consolidated basis, Acacia Research Corporation had 45 full-time employees.  None of our subsidiaries are a party to any collective bargaining agreement.  We consider our employee relations to be good.

Item 1A.    RISK FACTORS

An investment in our stock involves a number of risks.  Before making a decision to purchase our securities, you should carefully consider all of the risks described in this annual report.  If any of the risks discussed in this annual report actually occur, our business, financial condition and results of operations could be materially adversely affected.  If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment.  As used in this Form 10-K, “we,” “us” and “our” refer to Acacia Research Corporation and/or its wholly owned operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia Research Corporation’s wholly owned operating subsidiaries.

GENERAL RISKS

WE HAVE A HISTORY OF LOSSES AND WILL PROBABLY INCUR ADDITIONAL LOSSES IN THE FUTURE.

We have sustained substantial losses since our inception resulting in a consolidated net accumulated deficit, as disclosed in the accompanying consolidated financial statements of Acacia Research Corporation included in Part IV Item 15 of this report.  We may never become profitable, or if we do, we may never be able to sustain profitability. We expect to incur significant legal, marketing, general and administrative expenses. As a result, it is more likely than not that we will incur losses for the foreseeable future.

BECAUSE WE HAVE SUSTAINED LOSSES SINCE OUR INCEPTION, WE CANNOT ASSURE THAT OUR OPERATIONS WILL BE PROFITABLE.

We commenced operations in 1993 and, we have sustained substantial losses since our inception resulting in a net consolidated accumulated deficit, as disclosed in the accompanying consolidated financial statements of Acacia Research Corporation included in Part IV Item 15 of this report. If we continue to incur operating losses in future periods, we may not have enough capital to expand our business and our operating subsidiary companies’ businesses in the future.

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

Acacia Research Corporation's consolidated cash and cash equivalents along with short-term investments totaled $51.4 million and $45.0 million at December 31, 2007 and 2006, respectively.  To date, Acacia Research Corporation has relied primarily upon selling of equity securities and payments from our licensees to generate the funds needed to finance the operations of Acacia Research Corporation and our operating subsidiaries.

We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences identified below, that may deplete our capital resources more rapidly than anticipated. As a result, our subsidiary companies may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests. Any efforts to seek additional funds could be made through equity, debt or other external financings. Nevertheless, we cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for our subsidiary companies and ourselves, we may not be able to execute our business plans and our business may suffer.

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

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO EXPAND OUR ORGANIZATION TO MATCH THE GROWTH OF OUR SUBSIDIARIES.

As our subsidiaries grow, the administrative demands upon Acacia Research Corporation and on our operating subsidiaries, will grow, and our success will depend upon our ability to meet those demands. These demands include increased accounting, management, legal services, staff support, and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results.

THE AVAILABILITY OF SHARES FOR SALE IN THE FUTURE COULD REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

In the future, we may issue securities to raise cash for acquisitions. We may also pay for interests in additional subsidiary companies by using a combination of cash and our common stock or just our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute stockholders ownership interest in our company and have an adverse impact on the price of our common stock.

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

AS A RESULT OF THE REDEMPTION OF AR-COMBIMATRIX STOCK FOR THE COMMON STOCK OF COMBIMATRIX CORPORATION, ACACIA RESEARCH CORPORATION MAY BE SUBJECT TO CERTAIN TAX LIABILITY UNDER THE INTERNAL REVENUE CODE.

Our distribution of the common stock of CombiMatrix Corporation in the redemption will be tax-free to Acacia Research Corporation if the distribution qualifies under Sections 368 and 355 of the Internal Revenue Code.  If the split-off failed to qualify under Section 355 of the Internal Revenue Code, corporate tax would be payable by the consolidated group of which Acacia Research Corporation is the common parent, based upon the difference between the aggregate fair market value of the assets of CombiMatrix Corporation’s business and the adjusted tax bases of such business to Acacia Research Corporation prior to the redemption.

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

If the split-off failed to qualify under Section 355 of the Internal Revenue Code, corporate tax, if any, would be payable by the consolidated group of which Acacia Research Corporation is the common parent, as described above.  As such, the corporate level tax would be payable by Acacia Research Corporation. CombiMatrix Corporation has agreed however, to indemnify Acacia Research Corporation for this and certain other tax liabilities if they result from actions taken by CombiMatrix Corporation.  Notwithstanding CombiMatrix Corporation’s agreement to indemnify us, under the Internal Revenue Code’s consolidated return regulations, each member of the Acacia Research Corporation consolidated group, including our company, will be severally liable for these tax liabilities. Further, we may be liable for additional taxes if Acacia Research Corporation takes certain actions within two years following the redemption, as more fully discussed in the immediately following risk factor.  If we are found liable to the IRS for these liabilities, the resulting obligation could materially and adversely affect our financial condition, and we may be unable to recover on the indemnity from CombiMatrix Corporation.

FOLLOWING THE REDEMPTION OF AR-COMBIMATRIX STOCK FOR THE COMMON STOCK OF COMBIMATRIX CORPORATION, ACACIA RESEARCH CORPORATION MAY BE SUBJECT TO CERTAIN TAX LIABILITY UNDER THE INTERNAL REVENUE CODE FOR ACTIONS TAKEN BY EITHER OF THEM FOLLOWING THE REDEMPTION.

Even if the distribution qualifies under Section 368 and 355 of the Internal Revenue Code, it will be taxable to Acacia if Section 355(e) of the Internal Revenue Code applies to the distribution. Section 355(e) will apply if 50% or more of the AR-Acacia Technologies stock or CombiMatrix Corporation’s common stock, by vote or value, is acquired by one or more persons, other than the holders of AR-CombiMatrix stock who receive the common stock of CombiMatrix Corporation in the redemption, acting pursuant to a plan or a series of related transactions that includes the redemption. Any shares of the AR-Acacia Technologies stock, the AR-CombiMatrix stock or the common stock of CombiMatrix Corporation acquired directly or indirectly within two years before or after the redemption generally are presumed to be part of such a plan unless we can rebut that presumption. To prevent applicability of Section 355(e) or to otherwise prevent the distribution from failing to qualify under Section 355 of the Internal Revenue Code, CombiMatrix Corporation has agreed that, until two years after the redemption, it will not take any of the following actions unless prior to taking such action, it has obtained (and provided to us) a written opinion of tax counsel or a ruling from the Internal Revenue Service to the effect that such action will not cause the redemption to be taxable to us (collectively “Disqualifying Actions”):

•	merge or consolidate with another corporation;

•	liquidate or partially liquidate;

•	sell or transfer all or substantially all of its assets;

•	redeem or repurchase its stock (except in certain limited circumstances); or

•	take any other action which could reasonably be expected to cause Section 355(e) to apply to the distribution.

Further, if Acacia Research Corporation takes any Disqualifying Action, we may be subject to additional tax liability.  Many of our competitors are not subject to similar restrictions and may issue their stock to complete acquisitions, expand their product offerings and speed the development of new technology.  Therefore, these competitors may have a competitive advantage over us.  Substantial uncertainty exists on the scope of Section 355(e), and we may have undertaken, may contemplate undertaking or may otherwise undertake in the future transactions which may cause Section 355(e) to apply to the redemption notwithstanding our desire or intent to avoid application of Section 355(e). Accordingly, we cannot provide you any assurance that we will not be liable for taxes if Section 355(e) applies to the redemption.

BECAUSE OUR BUSINESS OPERATIONS ARE SUBJECT TO MANY UNCONTROLLABLE OUTSIDE INFLUENCES, WE MAY NOT SUCCEED.

Our licensing and enforcement business operations are subject to numerous risks from outside influences, including the following:

•	New legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue.

Our operating subsidiaries acquire patents with enforcement opportunities and are spending a significant amount of resources to enforce those patents. If new legislation, regulations or rules are implemented either by Congress, the United States Patent and Trademark Office, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions. While we are not aware that any such changes are likely to occur in the foreseeable future, we cannot assure you that such changes will not occur.

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

Certain of our operating subsidiaries hold and continue to acquire pending patents. We have identified a trend of increasing patent applications each year, which we believe is resulting in longer delays in obtaining approval of pending patent applications. The application delays could cause delays in recognizing revenue from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market. See the subheading “Competition is intense in the industries in which our subsidiaries do business and as a result, we may not be able to grow or maintain our market share for our technologies and patents,” below.

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

The assets of our operating subsidiaries consists of patent portfolios, including pending patent applications before the U.S. Patent and Trademark Office (USPTO). The value of our patent portfolios is dependent upon the issuance of patents in a timely manner, and any reductions in the funding of the USPTO could negatively impact the value of our assets. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the USPTO, causing an unexpected increase in our expenses.

•	Competition is intense in the industries in which our subsidiaries do business and as a result, we may not be able to grow or maintain our market share for our technologies and patents.

We expect to encounter competition in the area of patent acquisition and enforcement as the number of companies entering this market is increasing. This includes competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire. Companies such as British Technology Group, Rembrandt Management Group, and Intellectual Ventures LLC are already in the business of acquiring the rights to patents for the purpose of licensing and enforcement, and we expect more companies to enter the market. As new technological advances occur, many of our patented technologies may become obsolete before they are completely monetized. If we are unable to replace obsolete technologies with more technologically advanced patented technologies, then this obsolescence could have a negative effect on our ability to generate future revenues.

Our licensing business also competes with venture capital firms and various industry leaders for technology licensing opportunities.  Many of these competitors may have more financial and human resources than our company.  As we become more successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently rely upon to generate future revenue.

•	Our patented technologies face uncertain market value.

Our operating subsidiaries have acquired patents and technologies that are at early stages of adoption in the commercial and consumer markets. Demand for some of these technologies is untested and is subject to fluctuation based upon the rate at which our licensees will adopt our patents and technologies in their products and services. Refer to the related risk factor below.

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

WE MAY FAIL TO MEET MARKET EXPECTATIONS BECAUSE OF FLUCTUATIONS IN QUARTERLY OPERATING RESULTS, WHICH COULD CAUSE THE PRICE OF ACACIA RESEARCH-ACACIA TECHNOLOGIES COMMON STOCK TO DECLINE.

Our reported revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. It is possible that in future periods revenues could fall below the expectations of securities analysts or investors, which could cause the market price of our Acacia Research-Acacia Technologies common stock to decline. The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

•
the dollar amount of agreements executed each period, which is primarily driven by the nature and characteristics of the technology being licensed and the magnitude of infringement associated with a specific licensee;

•	the specific terms and conditions of agreements executed each period and the periods of infringement contemplated by the respective payments;

•	fluctuations in the total number of agreements executed;

•	fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due;

•	the timing of the receipt of periodic license fee payments and/or reports from licensees;

•	fluctuations in the net number of active licensees period to period;

•	costs related to acquisitions, alliances, licenses and other efforts to expand our operations;

•	the timing of payments under the terms of any customer or license agreements into which our operating subsidiaries may enter; and

•	expenses related to, and the results of, patent filings and other enforcement proceedings relating to intellectual property rights, as more fully described in this section.

OUR REVENUES WILL BE UNPREDICTABLE, AND THIS MAY HARM OUR FINANCIAL CONDITION.

Acacia Global Acquisition Corporation's acquisition of the assets of Global Patent Holdings, LLC in 2005, provided us with ownership of companies that control 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts.  Rights to additional patent portfolios were acquired subsequent to the acquisition of the assets of Global Patent Holdings, bringing the current total number of patent portfolios controlled by Acacia Research Corporation’s operating subsidiaries to approximately 91, covering technologies used in a wide variety of industries.   The acquisitions expand and diversify our revenue generating opportunities. We believe that our cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet our cash requirements through at least March 2009, and for the foreseeable future.  However, due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of license fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our existing licensees and other factors, we cannot currently predict the amount and timing of the receipt of license fee revenues with a sufficient degree of precision.

As a result, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage and cause our quarterly results to be below market expectations. If this happens, the price of our Acacia Research-Acacia Technologies common stock may decline significantly.

OUR OPERATING SUBSIDIARIES DEPEND UPON RELATIONSHIPS WITH OTHERS TO PROVIDE TECHNOLOGY-BASED OPPORTUNITIES THAT CAN DEVELOP INTO PROFITABLE ROYALTY-BEARING LICENSES, AND IF IT IS UNABLE TO MAINTAIN AND GENERATE NEW RELATIONSHIPS, THEN IT MAY NOT BE ABLE TO SUSTAIN EXISTING LEVELS OF REVENUE OR INCREASE REVENUE.

Our operating subsidiaries do not invent new technologies or products; they depend on acquiring new patents and inventions through their relationships with inventors, universities, research institutions, and others.  If our operating subsidiaries are unable to maintain those relationships and continue to grow new relationships, then they may not be able to identify new technology-based opportunities for growth and sustainable revenue.  Further, because we rely upon acquiring technology from others, we cannot be certain that we will be able to obtain the volume and quality of available new technologies necessary to sustain our current or future growth.  If we are unable to obtain the necessary volume and quality of new technologies, then we may need to reduce operations or revise our business model.

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

For example, the Nasdaq Computer Index had a range of $1,008.96 - $1,353.94 during the 52-weeks ended December 31, 2007 and the Nasdaq Composite Index had a range of $1,108.49 - $2,892.36 over the same period.  Over the same period, our Acacia Research-Acacia Technologies common stock fluctuated within a range of $8.42 - $17.92, all of which was experienced in the fourth quarter.  We believe fluctuations in our stock price during this period could have been impacted by court rulings in our patent enforcement actions. Court rulings in patent enforcement actions are often difficult to understand, even when favorable or neutral to the value of our patents and our overall business, and we believe that investors in the market may overreact, causing fluctuations in our stock prices that may not accurately reflect the impact of court rulings on our business operations and assets.

In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If our Acacia Research-Acacia Technologies common stock was the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business and financial results.

THE MARKETS SERVED BY OUR OPERATING SUBSIDIARIES ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND IF OUR OPERATING SUBSIDIARIES ARE UNABLE TO DEVELOP AND ACQUIRE NEW TECHNOLOGIES AND PATENTS, ITS REVENUES COULD STOP GROWING OR COULD DECLINE.

The markets served by our operating subsidiaries’ licensees frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. Products for communications applications, high-speed computing applications, as well as other applications covered by our operating subsidiaries’ intellectual property, are based on continually evolving industry standards. Our ability to compete in the future will, however, depend on our ability to identify and ensure compliance with evolving industry standards. This will require our continued efforts and success of acquiring new patent portfolios with licensing and enforcement opportunities. However, we expect to have sufficient liquidity and capital resources for the foreseeable future in order to maintain the level of acquisitions we believe we need to keep pace with these technological advances. However, outside influences may cause the need for greater liquidity and capital resources than expected, as described under the caption “Because our business operations are subject to many uncontrollable outside influences, we may not succeed” above.

THE SUCCESS OF OUR OPERATING SUBSIDIARIES DEPENDS IN PART UPON THEIR ABILITY TO RETAIN THE BEST LEGAL COUNSEL TO REPRESENT THEM IN PATENT ENFORCEMENT LITIGATION.

The success of our licensing business depends upon our operating subsidiaries’ ability to retain the best legal counsel to prosecute patent infringement litigation. As our operating subsidiaries’ patent enforcement actions increase, it will become more difficult to find the best legal counsel to handle all of our cases because many of the best law firms may have a conflict of interest that prevents its representation of our subsidiary companies.

OUR OPERATING SUBSIDIARIES, IN CERTAIN CIRCUMSTANCES, RELY ON REPRESENTATIONS, WARRANTIES AND OPINIONS MADE BY THIRD PARTIES, THAT IF DETERMINED TO BE FALSE OR INACCURATE, MAY EXPOSE CERTAIN OF OUR OPERATING SUBSIDIARIES TO CERTAIN LIABILITIES THAT COULD BE MATERIAL.

From time to time, our operating subsidiaries may rely upon representations and warranties made by third parties from whom certain of our operating subsidiaries acquired patents or the exclusive rights to license and enforce patents. We also may rely upon the opinions of purported experts.  In certain instances, we may not have the opportunity to independently investigate and verify the facts upon which such representations, warranties, and opinions are made. By relying on these representations, warranties and opinions, our operating subsidiaries may be exposed to liabilities in connection with the licensing and enforcement of certain patents and patent rights.  It is difficult to predict the extent and nature of such liabilities which, in some instances, may be material.

IN CONNECTION WITH PATENT ENFORCEMENT ACTIONS CONDUCTED BY CERTAIN OF OUR SUBSIDIARIES, A COURT MAY RULE THAT OUR SUBSIDIARIES HAVE VIOLATED CERTAIN STATUTORY, REGULATORY, FEDERAL, LOCAL OR GOVERNING RULES OR STANDARDS, WHICH MAY EXPOSE US AND OUR OPERATING SUBSIDIARIES TO MATERIAL LIABILITIES, WHICH COULD MATERIALLY HARM OUR OPERATING RESULTS AND OUR FINANCIAL POSITION.

In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by us or our operating subsidiaries, could materially harm our operating results and our financial position.

OUR INVESTMENTS IN AUCTION RATE SECURITIES ARE SUBJECT TO RISKS, INCLUDING THE CONTINUED FAILURE OF FUTURE AUCTIONS, WHICH MAY CAUSE US TO INCUR LOSSES OR HAVE REDUCED LIQUIDITY.

We invest our cash balances in high-quality issuers and limit the amount of credit exposure to any one issuer other than the United States government and its agencies. At December 31, 2007, our investments in marketable securities consist of United States Government and Government Agency Bonds, and auction rate securities. Our auction rate securities are investment grade quality and are in compliance with our investment policy as of the end of 2007. We believe that the fair value of these investments continue to approximate their par value; however, we did experience failed auctions with certain of our issues in February 2008.  Given the deteriorating credit markets, and the increased incidence of failure within the auction market in February 2008, there can be no assurance as to when we would be able to liquidate a particular issue. In such case of a failure, the auction rate securities continue to pay interest in accordance with their terms; however, we may not be able to access the par value of the invested funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process.  Furthermore, if this situation were to persist despite our ability to hold such investments until maturity, we may be required to record an impairment charge in a future period.  The systemic failure of future auctions for auction rate securities may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity, and financial condition. See Note 2 of our Notes to Consolidated Financial Statements for additional information about our investments in marketable securities.

Item 1B.    UNRESOLVED STAFF COMMENTS

None.

Item 2.    PROPERTIES

Acacia Research Corporation leases approximately 18,302 square feet of office space in Newport Beach, California, under a lease agreement that expires in February 2012.  Presently, we are not seeking any additional facilities.

Item 3.    LEGAL PROCEEDINGS

 In the ordinary course of business, we are the subject of, or party to, various pending or threatened legal actions, including various counterclaims in connection with our intellectual property enforcement activities.  We believe that any liability arising from these actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Market Prices

Acacia Research Corporation’s AR-Acacia Technologies stock and AR-CombiMatrix stock commenced trading on the Nasdaq Stock Market on December 16, 2002, under the symbols “ACTG” and “CBMX,” respectively.  Prior to December 16, 2002, Acacia Research Corporation’s only class of common stock began trading under the symbol “ACRI” on the NASDAQ National Market System on July 8, 1996.

As a result of the Split-off Transaction described above, all outstanding shares of AR-CombiMatrix stock were redeemed, and hence, all rights of holders of AR-CombiMatrix stock ceased as of the Redemption Date (August 15, 2007), except for the right, upon the surrender to the exchange agent of shares of AR-CombiMatrix stock, to receive new shares of CombiMatrix Corporation stock pursuant to the exchange ratio described above.  Subsequent to the consummation of the Split-off Transaction, Acacia Research Corporation’s only class of common stock outstanding is its AR-Acacia Technologies stock.

Prior to the Split-off Transaction, Acacia Research Corporation had two classes of common stock outstanding, its AR-Acacia Technologies stock and its AR-CombiMatrix stock.  AR-Acacia Technologies stock was intended to reflect separately the performance of Acacia Research Corporation’s “Acacia Technologies group.”  AR-CombiMatrix stock was intended to reflect separately the performance of Acacia Research Corporation’s “CombiMatrix group.”  Although the AR-Acacia Technologies stock and the AR-CombiMatrix stock were intended to reflect the performance of our different business groups, they were both classes of common stock of Acacia Research Corporation and were not stock issued by the respective groups.  As a result of the Split-off Transaction, the CombiMatrix group is no longer a business group of Acacia Research Corporation.

The markets for securities such as our common stock have historically experienced significant price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in our industry and the investment markets generally, as well as economic conditions and quarterly variations in our results of operations, may adversely affect the market price of our common stock.

The high and low bid prices for our two classes of common stock as reported by NASDAQ for the periods indicated are shown in the table below. Such prices are inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	2007				2006
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Acacia Research-Acacia Technologies stock:
High	$17.92	$16.75	$16.84	$16.56	$15.58	$14.95	$14.65	$9.00
Low	$8.42	$10.87	$12.76	$12.23	$11.05	$9.31	$8.85	$6.65

Acacia Research-CombiMatrix stock(1):
High	N/A	$0.74	$0.81	$1.85	$1.07	$1.68	$2.75	$2.90
Low	N/A	$0.57	$0.50	$0.58	$0.70	$0.96	$1.45	$1.34
____________________________
1)  Reflects prices of AR-CombiMatrix stock through close of trading on August 14, 2007, immediately prior to the Redemption.

STOCK PERFORMANCE GRAPH

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Acacia Research Corporation under the Securities Act of 1933, as amended.

The Stock Performance Graph depicted below compares the yearly change in Acacia Research Corporation’s cumulative total stockholder return for the last five fiscal years with the cumulative total return of the Nasdaq Stock Market (U.S.) Composite Index and the Nasdaq Biotech Index.

	2003	2004	2005	2006	2007

AR-Acacia Technologies stock	$226	$220	$286	$555	$373
AR-CombiMatrix stock	$92	$109	$38	$22	$16	*
Nasdaq Composite Index	$150	$163	$165	$181	$199
Nasdaq Biotech Index	$146	$155	$159	$161	$168
____________________________
*Based on the closing trading price of AR-CombiMatrix stock on August 14, 2007, immediately prior to the Redemption.

The graph covers the period from December 31, 2002 to December 31, 2007, except the share price of AR-CombiMatrix stock in 2007 is measured as of August 14, 2007.  Cumulative total returns are calculated assuming that $100 was invested on December 31, 2002, in each class of Acacia Research Corporation’s common stock outstanding as of December 31, 2002, and in each index, and that all dividends, if any, were reinvested. Refer to Acacia Research Corporation’s Dividend Policy below.  Stockholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

On February 25, 2008, there were approximately 114 owners of record of Acacia Research Corporation stock. The majority of the outstanding shares of Acacia Research Corporation stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

Dividend Policy

To date, we have not declared or paid any cash dividends with respect to our capital stock, and the current policy of the board of directors is to retain earnings, if any, to provide for the growth of Acacia Research Corporation and our operating subsidiaries. Consequently, we do not expect to pay any cash dividends in the foreseeable future. Further, there can be no assurance that our proposed operations will generate revenues and cash flow needed to declare a cash dividend or that we will have legally available funds to pay dividends.

Equity Compensation Plan Information

The following table provides information with respect to Acacia Research Corporation’s common shares issuable under our equity compensation plans as of December 31, 2007:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-Average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2002 Acacia Technologies Stock Incentive Plan(1)	4,919,000	$8.45	18,000
2007 Acacia Technologies Stock Incentive Plan(2)	50,000	$16.01	171,000
Subtotal	4,969,000	$8.52	189,000
Equity compensation plans not approved by security holders(3)	N/A	N/A	N/A
Total	4,969,000	$8.52	189,000
_________________________
(1)
Our 2002 Acacia Technologies Stock Incentive Plan, as amended, or the 2002 Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants.  The 2002 Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards.  The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards.  The share reserve under the 2002 Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our Acacia Research-Acacia Technologies stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 500,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares.  Column (a) excludes 576,000 in nonvested restricted stock awards outstanding at December 31, 2007.  Refer to Note 11 to our consolidated financial statements included elsewhere herein.

(2)
Our 2007 Acacia Technologies Stock Incentive Plan, or the 2007 Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants, and was approved by security holders on May 15, 2007.  The 2007 Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards.  The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards.  The initial share reserve under the 2007 Plan was 560,000 shares of our Acacia Research-Acacia Technologies stock. The share reserve under the 2007 Plan automatically increases on January 1, 2008 and 2009, by an amount equal to two percent (2%) of the total number of shares of our Acacia Research-Acacia Technologies stock outstanding on the last trading day of December in the prior calendar year, except that the automatic increase in the share reserve will be three percent (3%) of our outstanding common stock on such January 1, if our common stock has appreciated by at least thirty percent (30%) in the prior calendar year. After January 1, 2009, no new additional shares will be added to the 2007 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2007 Plan).   Column (a) excludes 339,000 in nonvested restricted stock awards outstanding at December 31, 2007.  Refer to Note 11 to our consolidated financial statements included elsewhere herein.

(3)	We have not authorized the issuance of equity securities under any plan not approved by security holders.

Item 6.            SELECTED FINANCIAL DATA

The consolidated selected balance sheet data as of December 31, 2007 and 2006 and the consolidated selected statements of operations data for the years ended December 31, 2007, 2006 and 2005 set forth below have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto).  The consolidated selected balance sheet data as of December 31, 2005, 2004 and 2003 and the consolidated selected statements of operations data for the years ended December 31, 2004 and 2003 have been derived from unaudited consolidated financial statements not included herein, but which were previously filed with the SEC.

Consolidating Statements of Operations Data
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2007	2006	2005	2004	2003

License fee revenues	$52,597	$34,825	$19,574	$4,284	$692

Marketing, general and administrative expenses (including non-cash stock compensation charges)	20,042	14,123	8,097	5,043	4,300
Inventor royalties and contingent legal fees expense - patents	29,224	17,159	11,331	-	-
Legal expenses - patents	7,024	4,780	2,468	3,133	1,886
Amortization of patents	5,583	5,313	4,922	501	502
Operating loss	(9,511)	(6,847)	(7,244)	(6,055)	(6,013)
Other income, net	2,359	1,524	1,071	471	408
Loss from continuing operations before minority interests	(7,152)	(5,323)	(6,173)	(5,445)	(5,468)
Loss from continuing operations	(7,359)	(5,363)	(6,038)	(5,439)	(5,451)
Discontinued operations - Split-off of CombiMatrix Corporation and other	(8,086)	(20,093)	(12,638)	606	(18,969)
Net loss	$(15,445)	$(25,456)	$(18,676)	$(4,833)	$(24,420)

Loss per common share - basic and diluted:
Loss from continuing operations
Acacia Research - Acacia Technologies stock	$(0.26)	$(0.19)	$(0.23)	$(0.27)	$(0.28)
Discontinued operations - Split-off of CombiMatrix Corporation
Acacia Research - CombiMatrix stock	$(0.14)	$(0.49)	$(0.37)	$0.02	$(0.76)

Weighted average number of common and potential common shares used in computation of income (loss) per common share:
Acacia Research - Acacia Technologies stock:
Basic and diluted	28,503,314	27,547,651	26,630,732	19,784,883	19,661,655
Acacia Research - CombiMatrix stock:
Basic	55,862,707	40,605,038	33,678,603	29,962,596	24,827,819
Diluted	55,862,707	40,605,038	33,678,603	30,995,663	24,827,819

Consolidating Balance Sheet Data
  (In thousands)

	At December 31,
	2007	2006	2005	2004	2003
Total assets:
Acacia Research Corporation	$71,051	$65,770	$68,893	$33,058	$39,978
Discontinued operations - Split-off of CombiMatrix Corporation	-	44,214	52,541	55,388	50,161
Eliminations	-	(380)	-	(119)	(99)
Total	$71,051	$109,604	$121,434	$88,327	$90,040
Total liabilities:
Acacia Research Corporation	$6,247	$4,276	$6,647	$3,472	$4,188
Discontinued operations - Split-off of CombiMatrix Corporation	-	11,399	7,443	8,560	24,424
Eliminations	-	(380)	-	(119)	(99)
Total	$6,247	$15,295	$14,090	$11,913	$28,513
Minority interests:
Acacia Research Corporation	$-	$-	$443	$778	$1,127
Discontinued operations - Split-off of CombiMatrix Corporation	-	-	4	-	-
Total	$-	$-	$447	$778	$1,127
Stockholders' equity:
Acacia Research Corporation	$64,804	$61,494	$61,803	$28,808	$34,663
Discontinued operations - Split-off of CombiMatrix Corporation	-	32,815	45,094	46,828	25,737
Total	$64,804	$94,309	$106,897	$75,636	$60,400

Factors Affecting Comparability:

•
Effective January 1, 2006, Acacia Research Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which sets forth the accounting requirements for “share-based” compensation payments to employees and non-employee directors and requires that compensation cost relating to share-based payment transactions be recognized in the statement of operations.  Refer to Note 2 and Note 11 to the Acacia Research Corporation consolidated financial statements included elsewhere herein, for additional information and a description of the impact of SFAS No. 123R on our consolidated statements of operations data presented above.  Non-cash stock compensation charges included in Marketing, General and Administrative expense were $5,908,000, $3,946,000 and $356,000 in 2007, 2006 and 2005, respectively.

•
In September 2007, we recorded a non-cash impairment charge of $235,000, related to the write-off of a patent-related intangible asset.  In June 2006, we recorded a non-cash charge of $297,000, related to the write-off of a patent-related intangible asset.  In June 2003, we recorded an impairment charge of $207,000 for an other-than-temporary decline in the fair value of a cost method investment.

•
As a result of the conclusion of the V-chip patent litigation, our subsidiary, Soundview Technologies Inc., recognized $1,500,000 of V-chip related deferred license fee revenues, $668,000 of V-chip related deferred legal costs, and a non-cash V-chip related goodwill impairment charge of $1.6 million in the third quarter of 2004.

•
In January 2005, Acacia Global Acquisition Corporation consummated the GPH Acquisition as described above.  The aggregate purchase consideration was approximately $25.1 million, including $5.0 million of cash, the issuance of 3,938,832 shares of Acacia Research-Acacia Technologies common stock, or AR-Acacia Technologies stock, valued at $19.3 million (net of estimated common stock registration costs of $212,000) and acquisition costs, including registration costs, of $796,000.  $25.1 million of the purchase price was allocated to patent related intangible assets acquired, which are being amortized on a straight-line basis over a weighted-average estimated economic useful life of six years.  As a result of the GPH Acquisition and subsequent patent acquisitions through December 31, 2007, amortization expense totaled $5.6 million, $5.3 million and $4.9 million in 2007, 2006 and 2005, respectively, as compared to approximately $501,000, and $502,000, in 2004 and 2003, respectively.

•
As a result of the Split-off Transaction, as discussed above, we have disposed of our investment in CombiMatrix Corporation.  Refer to Note 10A to the Acacia Research Corporation consolidated financial statements, included elsewhere herein, for information regarding presentation of the assets, liabilities, results of operations and cash flows for the CombiMatrix group as “Discontinued Operations,” for all periods presented, in accordance with guidance set forth in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under item 1A. “Risk Factors” elsewhere herein.

General

Acacia Research Corporation’s operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to 91 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

As used in this Form 10-K, “we,” “us” and “our” refer to Acacia Research Corporation and/or its wholly owned operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia Research Corporation’s wholly owned operating subsidiaries.

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

The intellectual property acquisition, development, licensing and enforcement business conducted by Acacia Research Corporation’s operating subsidiaries, is described more fully in Item 1. “Business,” of this report.

Overview

Our operating activities during 2007, 2006 and 2005, were principally focused on the continued development, licensing and enforcement of the patent portfolios owned or controlled by our operating subsidiaries, including the continued pursuit of multiple ongoing technology licensing and enforcement  programs and the commencement of new technology licensing and enforcement programs.  In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to partner with patent owners and provide our unique intellectual property licensing, development and enforcement services.

License fee revenues recognized in 2007 totaled $52.6 million, representing a 51% increase over revenues recognized in 2006, which totaled $34.8 million, and a greater than 100% increase over revenues recognized in 2005, which totaled $19.6 million.  The increase in license fee revenues in 2007 and 2006 reflects the impact of the increase in patent portfolios owned or controlled by our operating subsidiaries, and the increase in the number of patent licensing and enforcement programs launched and generating revenues since the end of 2005.

Revenues for 2007 included license fees from 91 new licensing agreements covering 16 of our technology licensing and enforcement programs, as compared to 72 new licensing agreements covering 14 of our technology licensing and enforcement programs in 2006 and 83 new licensing agreements covering 12 of our technology licensing and enforcement programs in 2005.  On a consolidated basis, our operating subsidiaries generated licensing revenues from 8 new technology licensing and enforcement programs during 2007, as compared to 7 new programs in 2006 and 11 new programs in 2005.  To date, on a consolidated basis, we have generated revenues from 28 technology licensing and enforcement programs.

License fee revenues for 2007 included fees from the licensing of our Color Correction for Video Graphics Systems technology, DMT® technology, Audio/Video Enhancement and Synchronization technology, Audio Communications Fraud Detection technology, Credit Card Fraud Protection technology, Electronic Address List Management technology, Image Resolution Enhancement technology, Pop-Up Internet Advertising technology, Portable Storage Devices with Links technology, Multi-dimensional Bar Codes technology, Product Activation technology, Rule Based Monitoring technology, Spreadsheet Automation technology, Telematics technology, Vehicle Magnetic Braking technology and Virtual Computer Workspaces technology licensing programs.

Management measures and assesses the performance and growth of the patent licensing and enforcement business conducted by our operating subsidiaries based on consolidated license fee revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues totaled $52.6 million as of December 31, 2007, as compared to $47.9 million as of September 30, 2007, $46.8 million as of June 30, 2007, $55.3 million as of March 31, 2007, $34.8 million as of December 31, 2006 and $19.6 million as of December 31, 2005.

Operating expenses increased during 2007 and 2006, as compared to 2005, due primarily to the hiring of additional patent licensing, business development and engineering personnel, an increase in patent related legal, research and consulting expenses incurred in connection with the continued growth and expansion of our technology licensing and enforcement business and an increase in corporate, general and administrative costs related to ongoing operations.  Inventor royalties expenses and contingent legal fees expenses increased in 2007 and 2006, as compared to 2005, primarily due to the related increase in license fee revenues, as discussed above, and the impact of the varying economic terms related to inventor agreements and contingent legal fee arrangements associated with the revenue generating patent portfolios in each period.

During 2007, certain of our operating subsidiaries continued to execute our business strategy in the area of patent portfolio acquisitions, including, in the fourth quarter of 2007, the acquisition of, or the acquisition of the rights to, patent portfolios in the Authorized Spending Accounts, Compiler, Copy Protection, Projector, and Virtual Server technology areas.  During 2007, we acquired a total of 31 new patent portfolios with applications over a wide range of technology areas, as compared to 20 new patent portfolios in 2006 and 8 new patent portfolios in 2005 (excluding portfolios acquired in connection with the 2005 GPH Acquisition).

In January 2005, Acacia Global Acquisition Corporation acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company, which owned 11 patent licensing companies (“GPH Acquisition”).  In connection with the acquisition we acquired ownership of companies that own or control the rights to 27 patent portfolios, which included 120 U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on Acacia Research Corporation’s consolidated financial statements for the periods presented.

As of December 31, 2007, we had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly.

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

•	revenue recognition;
•	stock-based compensation expense;
•	valuation of long-lived and intangible assets; and
•	impairment of marketable securities;

We discuss below the critical accounting assumptions, judgments and estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results. For further information on our critical accounting policies, refer to Note 2 to the consolidated financial statements included herein.

Revenue Recognition

As described below, significant management judgments must be made and used in connection with the revenue recognized in any accounting period.  Material differences may result in the amount and timing of revenue recognized or deferred for any period, if management made different judgments.

Revenue is recognized, in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” (“SAB No. 104”), when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

We make estimates and judgments when determining whether the collectibility of license fees receivable from licensees is reasonably assured. We assess the collectibility of license fees receivable based on a number of factors, including past transaction history and the credit-worthiness of licensees.  If it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash. Management estimates regarding collectibility impact the actual revenues recognized each period and the timing of the recognition of revenues.  Our assumptions and judgments regarding future collectibility could differ from actual events, thus materially impacting our financial position and results of operations.

Certain license agreements provide for the payment of contractually determined paid-up license fees to our operating subsidiaries in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries.  Generally, the execution of these license agreements also provide for the release of the licensee from certain claims and the dismissal of any pending litigation.  Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future license and related releases, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the license and releases upon execution of the agreement.  As such, the earnings process is generally complete upon the execution of the agreement, and revenue is recognized upon execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met.

For those arrangements where royalties cannot be reasonably estimated, our operating subsidiaries recognize revenue upon the receipt of cash or license fee statements from their licensees, as described at Note 2 to our consolidated financial statements contained elsewhere herein.  Our operating subsidiaries recognize certain license fee revenues when earned over the term of the license agreement in exchange for the grant of non-exclusive licenses to use certain technologies for which our operating subsidiaries own or control patents. Our operating subsidiaries recognize revenue for estimates of license fees earned during the applicable period, based on historical activities of licensees, historical sales or per unit growth rates of licensees and other relevant available information regarding licensee activities that factor into the calculation of periodic license fees due.  Revisions, if any, are made for actual licensee fees received in the following quarter. Historically, these revisions have not been material to our consolidated financial statements. Estimates of periodic license fees due could differ from actual events, thus materially impacting our financial position and results of operations.

Our operating subsidiaries are responsible for the licensing and enforcement of their respective patented technologies and pursue third parties that are utilizing their intellectual property without a license or who have under-reported the amount of royalties owed under a license agreement.  As a result of these activities, from time to time, our operating subsidiaries may recognize royalty revenues in a current period that relate to infringements by licensees that occurred in prior periods.  These royalty recoveries may cause revenues to be higher than expected during a particular reporting period and may not occur in subsequent periods.  Differences between amounts initially recognized and amounts subsequently audited or reported as an adjustment to those amounts, are recognized in the period such adjustment is determined as a change in accounting estimate.

Stock-based Compensation Expense

Effective January 1, 2006, Acacia Research Corporation adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123R sets forth the accounting requirements for “share-based” compensation payments to employees and non-employee directors and requires all share based-payments to be recognized as expense in the statement of operations. In March 2005, the SEC published Staff Accounting Bulletin No. 107 (“SAB 107”), which requires stock-based compensation to be classified in the same expense line items as cash compensation (i.e. marketing, general and administrative expenses).  The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model), and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our classes of common stock and employee stock option exercise behavior.

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

Refer to Notes 2 and 11 to the Acacia Research Corporation consolidated financial statements included in Part IV, Item 15 of this report for more information.

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

As described above, in assessing the recoverability of intangible assets, estimates of market values, estimates of the amount and timing of future cash flows, and estimates of other factors are used to determine the fair value of the respective assets. If these estimates or related projections change in future periods, future intangible asset impairment tests may result in a charges to earnings.  Refer to Note 6 to the consolidated financial statements, included elsewhere herein, for information on impairment charges recorded during the periods presented.

Impairment of Marketable Securities

The fair value of our investments is determined by quoted market prices.  Realized and unrealized gains and losses are recorded based on the specific identification method.  We review impairments associated with our investments in marketable securities in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of any impairment as “temporary” or “other-than-temporary.”   For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in the consolidated statement of operations and comprehensive income (loss) (hereinafter “consolidated statement of operations”).  An impairment is deemed other than temporary unless (a) we have the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time.

We believe that our investments in certain auction rate securities continue to approximate their par value;  however, such risks, including the systemic failure of future auctions for auction rate securities, may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity, and financial condition.  See Note 2 of our Notes to Consolidated Financial Statements for additional details about our investments in auction rate securities and other marketable securities.

Acacia Research Corporation
Results of Operations

Net Loss (In thousands)

	2007	2006	2005

Loss from continuing operations	$(7,359)	$(5,363)	$(6,038)
Loss from discontinued operations - Split-off of CombiMatrix Corporation and other	(8,086)	(20,093)	(12,638)
Net loss	(15,445)	(25,456)	(18,676)

 The changes in consolidated net loss were primarily due to operating results and activities, as discussed below.

Revenues (In thousands)

	2007	2006	2005

License fees	$52,597	$34,825	$19,574

License Fees.  Revenues for 2007 included license fees from 91 new licensing agreements covering 16 of our technology licensing and enforcement programs, as compared to 72 new licensing agreements covering 14 of our technology licensing and enforcement programs in 2006, and 83 new licensing agreements covering 12 of our technology licensing and enforcement programs in 2005.  The increase in license fee revenues in 2007 and 2006, as compared to 2005, reflects the impact of the increase in patent portfolios owned or controlled by our operating subsidiaries since 2005, and the related increase in the number of patent licensing and enforcement programs developed, launched and generating revenues since 2005.  On a consolidated basis, as of December 31, 2007, 28 of our licensing programs had begun generating licensing revenues, up from 20 as of December 31, 2006 and 13 as of December 31, 2005.  License fee revenues recognized by our operating subsidiaries fluctuate from period to period primarily based on the following factors:

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

Costs incurred in connection with our operating subsidiaries licensing and enforcement activities, other than inventor royalties expense, contingent legal fees expense and patent-related legal expenses, are included in marketing, general and administrative expenses.

Operating Expenses (In thousands)

	2007	2006	2005

Marketing, general and administrative expenses (including non-cash stock compensation
expense of $5,908 for 2007, $3,946 for 2006 and $356 for 2005)	$20,042	$14,123	$8,097
Inventor royalties and contingent legal fees expense - patents	29,224	17,159	11,331
Legal expenses - patents	7,024	4,780	2,468
Write-off of patent-related intangible asset	235	297	-
Amortization of patents	5,583	5,313	4,922

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses consist of compensation and related personnel costs including non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, public relations, marketing, stock administration and other corporate costs, and patent related development, commercialization, research, consulting and maintenance costs.

Excluding the impact of non-cash stock compensation charges discussed below, the net increase for the periods presented was due primarily to the addition of licensing, business development and engineering personnel and an increase in other personnel related expenses in each comparable period, a one-time severance charge for an employee separation under the Acacia Research Corporation Executive Severance Plan in the first quarter of 2007, an increase in patent acquisition and business development related research and consulting costs and an increase in corporate, general and administrative costs, including an increase in accounting fees related to the CombiMatrix Split-off Transaction.  The overall increase in marketing, general and administrative expenses is reflective of the continued growth and expansion of our intellectual property acquisition, licensing and enforcement business conducted by our operating subsidiaries and related ongoing operations.   In 2007, as compared to 2006, these increases were partially offset by a decrease in consulting expenses due to the expiration of the consulting agreement with the former CEO of Global Patent Holdings, LLC in January 2007.  The increases in 2006, as compared to 2005, were partially offset by a reduction in Acacia Research Corporation’s Sarbanes-Oxley compliance costs.

Non-cash stock compensation charges increased during 2007, as compared to 2006, due to the issuance of equity based incentive awards to new and existing employees during 2007.  In addition, the increase in non-cash stock compensation expense also reflects the increase in the AR-Acacia Technologies stock price during 2007, as compared to 2006, as illustrated at Item 5. “Recent Market Prices” above.  The weighted average fair value of stock options granted during 2007 and 2006 was $9.07 and $5.35, respectively.  The weighted average fair value of nonvested restricted shares granted during 2007 and 2006 was $14.04 and $11.87, respectively (see Note 11 to the consolidated financial statements for information on the determination of fair value for share based awards under SFAS No. 123R).  The increase in non-cash stock compensation charges in 2006, as compared to 2005, reflects our adoption of SFAS No. 123R, effective January 1, 2006, which required public companies to measure all employee stock-based compensation awards using a fair-value method and record such expense in their consolidated financial statements, as described under “Critical Accounting Estimates.”

A summary of the main drivers of the change in marketing, general and administrative expenses, including the impact of non-cash stock compensation charges, for the periods presented, is as follows (in thousands):

	2007 vs. 2006	2006 vs. 2005

Increase in personnel expenses	$2,767	$1,247
Increase (decrease) in GPH Acquisition related consulting expenses	(925)	96
One-time severance charge for employee separation	360	-
Increase in foreign taxes paid on licensing fees	125	6
Increase in accounting and other professional fees	141	392
Increase in patent development / commercialization and other	1,021	92
Increase in office and facilities and other marketing, general and administrative costs	468	603
Increase in non-cash stock compensation expense	1,962	3,590

Inventor Royalties and Contingent Legal Fees Expense.  Inventor royalties expense totaled $12.1 million and $9.6 million in 2007 and 2006, respectively, and contingent legal fees expense totaled $17.2 million and $7.5 million in 2007 and 2006, respectively.  Inventor royalties expenses and contingent legal fees expenses for the periods presented were incurred in connection with the recognition of the related license fee revenues, summarized above.  The majority of the patent portfolios owned or controlled by our operating subsidiaries are subject to patent and patent rights agreements with inventors containing provisions granting to the original patent owner the right to receive inventor royalties based on future net revenues, as defined in the respective agreements, and may also be subject to contingent legal fee arrangements with external law firms engaged on a contingent fee basis.  The economic terms of the inventor and contingent fee arrangements, if any, vary across our patent portfolios.  As such, inventor royalties and contingent legal fee expenses fluctuate period to period based on the amount of revenues recognized each period and the mix of specific patent portfolios, with varying economic terms, generating revenues each period.

The increase in inventor royalties expense and contingent legal fees expense in 2007 was due in part to the increase in license fee revenues recognized in 2007, as compared to 2006, as discussed above, and also reflects the impact of the mix of patent portfolios with varying economic terms generating the revenues during the respective periods.  A portion of 2006 revenues were comprised of license fees from patent portfolios that were not subject to a contingent legal fee arrangement, whereas the majority of patent portfolios generating revenues in 2007 were subject to contingent legal fee arrangements.  As a result, in 2006, no contingent legal fees expense was incurred on a portion of revenues, resulting in the 128% increase in contingent legal fees expense in 2007, as compared to 2006, as compared to 51% increase in license fee revenues for the same periods.

Results in 2005 included $225,000 of V-chip related inventor royalties expense recognized as a result of the conclusion of all V-chip related litigation activities in October of 2005.

Legal Expense – Patents. Patent-related legal expenses include patent-related prosecution and enforcement costs incurred by outside law firms engaged on an hourly basis and the out-of-pocket expenses incurred by outside law firms engaged on a contingent fee basis.  Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.  Patent-related legal expenses include case related costs billed by outside counsel for discovery, depositions, economic analyses, damages assessments, expert witnesses and other consultants, case related audio/video presentations for the court, and other litigation support and administrative costs.

The increase in patent related legal expenses in 2007, as compared to 2006,  is primarily due to a net increase in ongoing patent enforcement litigation and an increase in litigation support related out of pocket expenses, third party technical consulting expenses and professional expert expenses incurred in connection with certain of our patent portfolios that are further along in the prosecution of the related litigation and certain of our patent portfolios that have proceeded to trial and concluded.  The increase in patent related legal expenses in 2006, as compared to 2005, is primarily due to a net increase in ongoing patent enforcement litigation in each respective period, and to a lesser extent, an increase in the number of portfolios where we have engaged outside law firms on an hourly or discounted hourly basis.

We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with current and future patent commercialization and enforcement programs.

Amortization of Patents.  The increase in 2007, as compared to 2006, was due to additional patent amortization charges related to certain patent portfolios acquired by our operating subsidiaries in late 2006 and throughout 2007.  Patent amortization charges will continue to be significant in future periods as we continue to amortize the acquired patent related costs over a weighted-average remaining economic useful life of approximately four years.

The increase in 2006, as compared to 2005, was due to twelve full months of patent amortization expense resulting from the GPH Acquisition in 2006, as compared to 11 months of amortization in 2005.  Patent amortization expense related to the GPH Acquisition was $4.7 million and $4.4 million in 2006 and 2005, respectively.  In addition, patent amortization expense in 2006 and 2005 includes additional patent amortization charges related to certain of the patent portfolios acquired by our operating subsidiaries subsequent to the GPH Acquisition.

Refer to “Liquidity and Capital Resources” below for patent portfolio acquisition costs incurred during the periods presented.

Write-off of Patent-related Intangible Asset.  In September 2007, we recorded a non-cash impairment charge of $235,000, related to the write-off of a patent-related intangible asset.  The related licensing program was completed during the third quarter of 2007 resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of September 30, 2007.  In June 2006, we recorded a non-cash impairment charge of $297,000, related to the write-off of a patent-related intangible asset.  During the second quarter of 2006, pursuant to the terms of the respective license agreement, management elected to terminate its rights to exclusively license and enforce the patent, resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of June 30, 2006.

Discontinued Operations – Split-off of CombiMatrix Corporation

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company.  CombiMatrix Corporation’s registration statement on Form S-1 was declared effective by the SEC on June 8, 2007.  Following the redemption period required by Acacia Research Corporation’s Restated Certificate of Incorporation, on August 15, 2007 (the “Redemption Date”), CombiMatrix Corporation was split-off from Acacia Research Corporation through the redemption of all outstanding shares of AR-CombiMatrix common stock in exchange for the distribution of new shares of CombiMatrix Corporation, on a pro-rata basis, to the holders of AR-CombiMatrix stock as of the Redemption Date (the “Split-off Transaction”).  On the Redemption Date, every ten (10) shares of AR-CombiMatrix stock outstanding on August 15, 2007, was redeemed for one (1) share of common stock of CombiMatrix Corporation.  Subsequent to the Redemption Date, Acacia Research Corporation no longer owns any equity interests in CombiMatrix Corporation and the two companies operate independently of each other.

As a result of the Split-off Transaction, the assets, liabilities, results of operations and cash flows of CombiMatrix Corporation have been eliminated from the continuing operations of Acacia Research Corporation and Acacia Research Corporation does not have any continuing involvement in the operations of CombiMatrix Corporation.  As a result of the Split-off Transaction, we have disposed of our investment in CombiMatrix Corporation, and therefore, in accordance with guidance set forth in SFAS No. 144, Acacia Research Corporation’s accompanying consolidated balance sheets, statements of operations and statements of cash flows for the current period presented reflect the assets, liabilities, results of operations and cash flows for CombiMatrix Corporation as discontinued operations.  Consolidated financial statements presented for the comparable prior year periods have been restated to conform to this presentation.  CombiMatrix Corporation was previously presented as a separate operating segment of Acacia Research Corporation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Split-off Transaction was accounted for by Acacia Research Corporation at historical cost.  Accordingly, no gain or loss on disposal was recognized in the accompanying consolidated statements of operations. Included in the current period consolidated balance sheet is a charge to consolidated shareholders’ equity totaling $35,444,000, reflecting the distribution of our investment in the net assets of CombiMatrix Corporation to holders of AR-CombiMatrix stock, as of the Redemption Date, as described above.  We received a private letter ruling from the IRS with regard to the U.S. federal income tax consequences of the Split-off Transaction to the effect that the Split-Transaction will be treated as a tax-free exchange under Sections 368 and 355 of the Internal Revenue Code of 1986, as amended.

Refer to Note 10A to the Acacia Research Corporation consolidated financial statements included elsewhere herein for information regarding the carrying amount(s) of the major classes of assets, liabilities, revenues and pretax loss included in discontinued operations for the periods presented.

Other Discontinued Operations.  Results for 2005 include charges, net of minority interests, of $237,000 related to estimated additional costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001), related primarily to certain noncancellable lease obligations and a reduction in estimated amounts recoverable from existing sublease arrangements.  The related lease obligations, which were guaranteed by Acacia Research Corporation, expired in August 2005.

Inflation

Inflation has not had a significant impact on Acacia Research Corporation or any of our subsidiaries in the current or prior periods.

Liquidity and Capital Resources

Acacia Research Corporation’s consolidated cash and cash equivalents and short-term investments totaled $51.4 million at December 31, 2007, compared to $45.0 million at December 31, 2006. Working capital, related to continuing operations, at December 31, 2007 was $48.1 million, compared to $42.2 million at December 31, 2006.

The net change in cash and cash equivalents and short-term investments related to continuing operations for 2007, 2006 and 2005 was comprised of the following (in thousands):

	2007	2006	2005

Net cash provided by (used in) continuing operations:
Operating activities	$5,166	$6,608	$(2,608)
Investing activities	(2,145)	10,513	(13,094)
Financing activities	5,014	1,475	19,836

Operating Activities. License fee payments received from licensees increased to $51.4 million in 2007, compared to $38.6 million in 2006, reflecting the increase in license fee revenues recognized in 2007, as compared to 2006, as discussed above.  The decrease in consolidated net cash inflows from operations in 2007, as compared to 2006, was primarily due to the increases in patent-related legal expenses, personnel expenses, and other corporate, general and administrative expenses, as described above, and the impact of the timing of payments to inventors, attorneys and other vendors. Consolidated accounts receivable increased to $1.4 million at December 31, 2007, compared to $269,000 at December 31, 2006.  The majority of accounts receivable from licensees at December 31, 2007 was collected in January 2008, in accordance with the terms of the related underlying license agreements.

The change to consolidated net cash inflows from operations in 2006, as compared to net cash outflows from operations in 2005, was primarily due to the increase in license fee payments received from licensees, which totaled $38.6 million in 2006, compared to $15.6 million in 2005.  The increase in license fee revenues in 2006 was partially offset by increases in inventor royalties expenses, contingent legal fees expenses, patent-related legal expenses, personnel expenses, and other corporate, general and administrative expenses, as described above, and the impact of the timing of payments to inventors, attorneys and other vendors.  Consolidated accounts receivable decreased to $269,000 at December 31, 2006, compared to $4.4 million at December 31, 2005, due to the collection of license fees receivable at December 31, 2005, during the first quarter of 2006, in accordance with the terms of the related underlying license agreements.

Investing Activities. The change in net cash flows used in investing activities for the periods presented reflects fluctuations in net purchases and sales of available-for-sale investments in connection with ongoing short-term cash management activities.  Short-term investments represent capital available to fund current operations and fund capital expenditures.  Net cash outflows from investing activities for 2005 also included the impact of cash consideration and related acquisition and registration costs, totaling $5.8 million, paid by Acacia Global Acquisition Corporation, in connection with the GPH Acquisition in the first quarter of 2005.  In addition, certain of our operating subsidiaries incurred patent acquisition costs of $3.8 million, $1.0 million and $445,000 in 2007, 2006 and 2005, respectively, related to the acquisition of additional patent portfolios, as described earlier.

Financing Activities.  Consolidated net cash inflows from financing activities in 2005 included net proceeds of approximately $19.5 million, related to the sale of 3.5 million shares of AR–Acacia Technologies stock in February 2005.  Net cash inflows from financing activities in 2007, 2006 and 2005 also included stock option exercise proceeds of $5.0 million, $1.5 million, and $304,000, respectively.

Management believes that Acacia Research Corporation’s consolidated cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet its cash requirements through at least March 2009 and for the foreseeable future.  Acacia Research Corporation and its subsidiaries may however encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in Item 1A. “Risk Factors” included elsewhere herein.  Any efforts to seek additional funding could be made through equity, debt or other external financing and there can be no assurance that additional funding will be available on favorable terms, if at all. If Acacia Research Corporation and its subsidiaries fail to obtain additional funding when needed, they may not be able to execute their business plans and their businesses may suffer. Refer to the “Liquidity and Risks” discussion included in Note 1 to the Acacia Research Corporation consolidated financial statements included elsewhere herein for additional information.

As of March 5, 2008, we held $6.3 million of investment grade securities with an auction reset feature (“auction rate securities”). Our auction rate securities consist of securities issued by closed-end investment companies with portfolio asset coverage of at least 200%, and auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, all of which had credit ratings of AAA when purchased.  The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists.

We have not experienced a failed auction for any of our securities as of December 31, 2007.  However, we did experience failed auctions with certain of our issues in February 2008.  Given the deteriorating credit markets, and the increased incidence of failure within the auction market in February 2008, there can be no assurance as to when we would be able to liquidate a particular issue. In such case of a failure, the auction rate securities continue to pay interest in accordance with their terms, however, we may not be able to access the par value of the invested funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process.  Furthermore, if this situation were to persist despite our ability to hold such investments until maturity, we may be required to record an impairment charge in a future period.

Management believes that the fair value of our investments in auction rate securities continue to approximate  their par value and that the underlying credit quality of the assets backing its auction rate securities investments have not been impacted by the reduced liquidity of these investments subsequent to December 31, 2007.  We will continue to monitor and evaluate our investments in auction rate securities for any further reduction in liquidity and potential impairment in future periods.  See Note 2 of our Notes to Consolidated Financial Statements for additional details about our investments in auction rate securities and other marketable securities.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2008.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists Acacia Research Corporation’s material known future cash commitments as of December 31, 2007, and any material known commitments arising from events subsequent to year end:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	2008	2009	2010	2011	2012	2013 and Thereafter

Operating leases	$3,850	$868	$903	$939	$977	$163	$-
Total contractual obligations	$3,850	$868	$903	$939	$977	$163	$-

FIN 48 Liability.  Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” (see Note 2 to the consolidated financial statements included elsewhere herein). As of December 31, 2007, the liability for uncertain tax positions, associated primarily with state income taxes, was $115,000, of which none is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in the consolidated balance sheet.

Recent Accounting Pronouncements

Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2007, all of our investments were in money market funds, high-grade corporate bonds, auction rate securities, certificates of deposit and U.S. government debt securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of December 31, 2007.  Refer to Item 1A. “Risk Factors,” Item 7. “Liquidity and Capital Resources,” and Notes 2 and 3 to the Acacia Research Corporation consolidated financial statements included in this report for additional information.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Grant Thornton, LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Item 9B.    OTHER INFORMATION
None

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, the information required by this Item is incorporated by reference from the information under the captions entitled “Election of Directors-Nominees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 29, 2008.

Code of Conduct.

Acacia Research Corporation has adopted a Code of Conduct that applies to all of its employees, including its chief executive officer, chief financial and accounting officer, president and any persons performing similar functions.  Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.

Item 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Officer Compensation and Other Information” in our definitive proxy statement to be filed with the SEC no later than April 29, 2008.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 29, 2008.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Transactions” in our definitive proxy statement to be filed with the SEC no later than April 29, 2008.

Item 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Audit Committee Report” in our definitive proxy statement to be filed with the SEC no later than April 29, 2008.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)   The following documents are filed as part of this report.

(1)  Financial Statements

(2)   Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(3)   Exhibits

   Refer to Item 15(b) below.

(b)    Exhibits.  The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

2.1	Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
2.2	Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (2)
3.1	Restated Certificate of Incorporation as amended(3)
3.2	Amended and Restated Bylaws
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (4)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (5)
10.3*	2002 Acacia Technologies Stock Incentive Plan (6)
10.4*	2007 Acacia Technologies Stock Incentive Plan (7)
10.5*	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan (8)
10.6*	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan (8)
10.7*	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan (8)
10.8	Lease Agreement dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (9)
10.9	Settlement Agreement dated September 30, 2002, by and among Acacia Research Corporation, CombiMatrix Corporation, Donald D. Montgomery, Ph.D. and Nanogen, Inc.(10)
10.10	Form of Indemnification Agreement (11)
10.11	Form of Subscription Agreement between Acacia Research Corporation and certain investors (12)
10.12	Third Amendment to lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (13)

Exhibit Number	Description

10.13	Standby Equity Distribution Agreement dated June 14, 2006 between Acacia Research Corporation and Cornell Capital Partners, L.P. (14)
10.14	Amendment to Standby Equity Distribution Agreement dated June 14, 2006 between Acacia Research Corporation and Cornell Capital Partners, L.P. (15)
10.15	Manufacturing and Supply Agreement between Acacia Research Corporation and Furuno Electric Company, Ltd. Effective July 1, 2006 (16)
10.16	Placement Agency Agreement between Acacia Research Corporation and Oppenheimer & Co., dated December 7, 2006 (17)
10.17	Form of Subscription Agreement (17)
10.18	Form of Investors Warrant (17)
10.19*	Employment Agreement, dated January 28, 2005, by and between Acacia Technologies Services Corporation, and Dooyong Lee, as amended
10.20*	Employment Agreement, dated April 12, 2004, by and between Acacia Media Technologies Corporation and Edward Treska.
10.21	Fourth Amendment to lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company
10.22	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
23.2	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.

(1)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).

(2)
Incorporated by reference as Appendix A to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(3)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report Amendment No. 1 on Form 10-Q/A for the period ended June 30, 2006, filed on June 5, 2007.

(4)	Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).

(5)	Incorporated by reference from Acacia Research Corporation’s Definitive Proxy as Appendix A Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).

(6)
Incorporated by reference as Appendix E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(7)	Incorporated by reference to Acacia Research Corporation’s Registration Statement on Form S-8 (SEC File No. 333-144754) which became effective on July 20, 2007.

(8)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.

(9)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 (SEC File No. 000-26068).

(10)
Incorporated by reference as Appendix D to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(11)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (SEC File No. 000-26068).

(12)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on September 19, 2005 (SEC File No. 000-26068).

(13)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on May 10, 2006 (SEC File No. 000-26068).

(14)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on June 15, 2006 (SEC File No. 000-26068).

(15)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on June 22, 2006 (SEC File No. 000-26068).

(16)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2006 (SEC File No. 000-26068).

(17)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on December 13, 2006 (SEC File No. 000-26068).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2008	ACACIA RESEARCH CORPORATION /s/ Paul R. Ryan Paul R. Ryan Chairman of the Board and Chief Executive Officer (Authorized Signatory)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul R. Ryan	Chairman of the Board and	March 14, 2008
Paul R. Ryan	Chief Executive Officer
(Principal Chief Executive)

/s/ Robert L. Harris, II	Director and President	March 14, 2008
Robert L. Harris, II

/s/ Clayton J. Haynes	Chief Financial Officer and Treasurer	March 14, 2008
Clayton J. Haynes	(Principal Financial Officer)

/s/ Fred A. de Boom	Director	March 14, 2008
Fred A. de Boom

/s/ Edward W. Frykman	Director	March 14, 2008
Edward W. Frykman

/s/ G. Louis Graziadio, III	Director	March 14, 2008
G. Louis Graziadio, III

/s/ William S. Anderson	Director	March 14, 2008
William S. Anderson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Acacia Research Corporation

We have audited the accompanying consolidated balance sheet of Acacia Research Corporation (a Delaware corporation) as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acacia Research Corporation as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acacia Research Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Irvine, California
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
Acacia Research Corporation

We have audited Acacia Research Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Acacia Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Acacia Research Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Acacia Research Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Acacia Research Corporation as of December 31, 2007 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended and our report dated March 12, 2008, expressed an unqualified opinion on these financial statements.

/s/ GRANT THORNTON LLP

Irvine, California
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Acacia Research Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2006 and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2006, present fairly, in all material respects, the financial position of Acacia Research Corporation and its subsidiaries at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
March 12, 2007, except for the last paragraph
   in Note 9, and Note 10A, as to which the
   date is March 10, 2008

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31, 2007 and 2006
(In thousands, except share and per share information)

	December 31,	December 31,
	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$40,467	$32,215
Short-term investments	10,966	12,783
Accounts receivable	1,409	269
Prepaid expenses and other current assets	1,356	1,187
Total current assets related to discontinued operations - Split-off of CombiMatrix Corporation	-	15,552

Total current assets	54,198	62,006

Property and equipment, net of accumulated depreciation	323	221
Patents, net of accumulated amortization	16,307	18,515
Other assets	223	200
Total non-current assets related to discontinued operations - Split-off of CombiMatrix Corporation	-	28,662

	$71,051	$109,604

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,462	$2,201
Royalties and contingent legal fees payable	2,343	1,684
Deferred revenues	321	360
Total current liabilities related to discontinued operations - Split-off of CombiMatrix Corporation	-	3,211

Total current liabilities	6,126	7,456

Other liabilities	121	31
Total non-current liabilities related to discontinued operations - Split-off of CombiMatrix Corporation	-	7,808

Total liabilities	6,247	15,295

Commitments and contingencies (Note 12)

Redeemable stockholders' equity:
Preferred stock
Acacia Research Corporation, par value $0.001 per share; 10,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock
Acacia Research - Acacia Technologies stock, par value $0.001 per share; 100,000,000
shares authorized; 28,231,701 shares issued and outstanding as of December 31, 2006	-	28
Acacia Research - CombiMatrix stock, par value $0.001 per share; 100,000,000 shares
authorized; 50,365,810 shares issued and outstanding as of December 31, 2006	-	50
Additional paid-in capital		326,599
Accumulated comprehensive income		2
Accumulated deficit		(232,370)

Stockholders' equity:
Preferred stock
Acacia Research Corporation, par value $0.001 per share; 10,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock
Acacia Research - Acacia Technologies stock, par value $0.001 per share; 100,000,000
shares authorized; 30,102,482 shares issued and outstanding as of December 31, 2007	30	-
Additional paid-in capital	159,972	-
Accumulated comprehensive income	(3)	-
Accumulated deficit	(95,195)	-

Total stockholders' equity	64,804	94,309

	$71,051	$109,604

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share and per share information)

	2007	2006	2005

License fee revenues	$52,597	$34,825	$19,574

Operating expenses:
Marketing, general and administrative expenses (including non-cash stock compensation
expense of $5,908 for 2007, $3,946 for 2006 and $356 for 2005)	20,042	14,123	8,097
Inventor royalties and contingent legal fees expense - patents	29,224	17,159	11,331
Legal expenses - patents	7,024	4,780	2,468
Write-off of patent-related intangible asset	235	297	-
Amortization of patents	5,583	5,313	4,922

Total operating expenses	62,108	41,672	26,818

Operating loss	(9,511)	(6,847)	(7,244)

Interest and investment income	2,359	1,524	1,071

Loss from continuing operations before income taxes	(7,152)	(5,323)	(6,173)

(Provision) benefit for income taxes	(207)	(40)	135

Loss from continuing operations	(7,359)	(5,363)	(6,038)

Discontinued operations:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	(8,086)	(20,093)	(12,401)
Loss on disposal of discontinued operations - Soundbreak.com	-	-	(237)

Total loss from discontinued operations	(8,086)	(20,093)	(12,638)

Net loss	(15,445)	(25,456)	(18,676)

Unrealized gains (losses) on short-term investments	(21)	59	(36)
Unrealized gains (losses) from discontinued operations - Split-off of CombiMatrix Corporation	16	(55)	111

Comprehensive loss	$(15,450)	$(25,452)	$(18,601)

Loss per common share:
Acacia Research - Acacia Technologies stock:
Loss from continuing operations	$(7,359)	$(5,363)	$(6,038)
Basic and diluted loss per share	(0.26)	(0.19)	(0.23)
Loss on disposal of discontinued operations	$-	$-	$(237)
Basic and diluted loss per share	-	-	(0.01)
Net loss	$(7,359)	$(5,363)	$(6,275)
Basic and diluted loss per share	(0.26)	(0.19)	(0.24)

Acacia Research - CombiMatrix stock - Discontinued Operations - Split-off of CombiMatrix Corporation:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	$(8,086)	$(20,093)	$(12,401)
Basic and diluted loss per share	(0.14)	(0.49)	(0.37)

Weighted average shares:
Acacia Research - Acacia Technologies stock:
Basic and diluted	28,503,314	27,547,651	26,630,732
Acacia Research - CombiMatrix stock:
Basic and diluted	55,862,707	40,605,038	33,678,603

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share information)

	AR-Acacia	AR-	AR-Acacia	AR-
	Technologies	CombiMatrix	Technologies	CombiMatrix
	Redeemable	Redeemable	Redeemable	Redeemable	Additional	Deferred	Other
	Common	Common	Common	Common	Paid-in	Stock	Comprehensive	Accumulated
	Shares	Shares	Stock	Stock	Capital	Compensation	Income (Loss)	Deficit	Total

2005
Balance at December 31, 2004	19,811,524	31,200,496	$20	$31	$263,900	$-	$(77)	$(188,238)	$75,636
Net loss								(18,676)	(18,676)
Stock options exercised	133,986	5,555			315				315
Stock issued for the acquisition of Global Patent Holdings, net of registration costs (Note 7)	3,938,832		4		19,289				19,293
Units issued in direct offering, net offering costs	3,500,000	7,786,351	4	8	32,244				32,256
Warrant liability					(2,194)				(2,194)
Deferred stock compensation	337,900				1,713	(1,713)			-
Compensation expense relating to stock options					(121)	313			192
Unrealized gain on short-term investments							2		2
Unrealized gain on foreign currency translation							73		73

Balance at December 31, 2005	27,722,242	38,992,402	$28	$39	$315,146	$(1,400)	$(2)	$(206,914)	$106,897

2006
Net loss								(25,456)	(25,456)
Stock options exercised	389,959				1,475				1,475
Units issued in direct offering, net offering costs		11,323,408		11	12,098				12,109
Warrant liability					(7,104)				(7,104)
Reclassification of deferred stock compensation (see Note 2)					(1,400)	1,400			-
Stock issued to consultant		50,000			94				94
Compensation expense relating to stock options and restricted stock awards	119,500				6,306				6,306
Unrealized gain on short-term investments							61		61
Unrealized loss on foreign currency translation							(57)		(57)
Other		-		-	(16)				(16)

Balance at December 31, 2006	28,231,701	50,365,810	$28	$50	$326,599	$-	$2	$(232,370)	$94,309

(continued below)

F-6a

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands, except share information)

	AR-Acacia Technologies Common Shares	AR- CombiMatrix Common Shares	AR-Acacia Technologies Common Stock	AR- CombiMatrix Common Stock	Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
2007
Activities related to continuing operations:
Net loss from continuing operations								(7,359)	(7,359)
Stock options exercised	1,062,513		1		5,013				5,014
Compensation expense relating to stock options and restricted stock awards	808,268		1		5,908				5,909
Unrealized loss on short-term investments							(21)		(21)
Other								(55)	(55)

Activities related to discontinued operations - Split-off of CombiMatrix Corporation:
Loss from discontinued operations - Split-off of CombiMatrix Corporation								(8,086)	(8,086)
Stock options and warrants exercised and units issued in direct offering, net offering costs		9,203,959		10	480				490
Compensation expense relating to stock options					726				726
Warrant liability					9,089				9,089
Stock issued to consultant		306,000			208				208
Unrealized gain on short-term investments							13		13
Other					11				11
Discontinued operations - Split-off of CombiMatrix Corporation		(59,875,769)		(60)	(188,062)		3	152,675	(35,444)

Balance at December 31, 2007	30,102,482	-	$30	$-	$159,972	$-	$(3)	$(95,195)	$64,804

The accompanying notes are an integral part of these consolidated financial statements.

F-6b

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net loss	$(15,445)	$(25,456)	$(18,676)
Discontinued operations - Split-off of CombiMatrix Corporation	8,086	20,093	12,401
Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations:
Depreciation and amortization	5,702	5,392	4,981
Minority interests	-	-	(2)
Non-cash stock compensation	5,908	3,946	356
Deferred income taxes	-	(36)	(143)
Loss on disposal of discontinued operations - Soundbreak.com	-	-	237
Write-off of patent-related intangible asset	235	297	-
Other	112	(96)	-
Changes in assets and liabilities:
Accounts receivable	(1,140)	4,152	(4,228)
Prepaid expenses and other assets	(193)	(150)	(774)
Accounts payable and accrued expenses	1,281	819	(729)
Royalties and contingent legal fees payable	659	(2,074)	3,758
Deferred revenues	(39)	(279)	211

Net cash provided by (used in) operating activities from continuing operations	5,166	6,608	(2,608)
Net cash used in operating activities from discontinued operations	(7,782)	(15,261)	(14,078)
Net cash used in operating activities	(2,616)	(8,653)	(16,686)

Cash flows from investing activities:
Purchase of property and equipment	(223)	(179)	(75)
Purchase of available-for-sale investments	(13,035)	(16,409)	(39,919)
Sale of available-for-sale investments	14,873	28,147	33,141
Business acquisition	-	(16)	(5,796)
Patent acquisition costs	(3,760)	(1,030)	(445)

Net cash provided by (used in) investing activities from continuing operations	(2,145)	10,513	(13,094)
Net cash provided by (used in) investing activities from discontinued operations	(5,199)	4,628	3,390
Net cash provided by (used in) investing activities	(7,344)	15,141	(9,704)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of issuance costs	-	-	19,532
Proceeds from the exercise of stock options	5,014	1,475	304

Net cash provided by financing activities from continuing operations	5,014	1,475	19,836
Net cash provided by financing activities from discontinued operations	5,369	11,917	12,735
Net cash provided by financing activities	10,383	13,392	32,571

Effect of exchange rate on cash related to discontinued operations - Split-off of
CombiMatrix Corporation	-	-	73

Increase in cash and cash equivalents	423	19,880	6,254

Cash and cash equivalents, beginning (including cash and cash equivalents related to discontinued
operations - split-off of CombiMatrix Corporation of $7,829, $5,666 and $2,985, respectively)	40,044	20,164	13,910

Cash and cash equivalents, ending	40,467	40,044	20,164

Less: Cash and cash equivalents of discontinued operations, ending	-	(7,829)	(5,666)

Cash and cash equivalents of continuing operations, ending	$40,467	$32,215	$14,498

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             DESCRIPTION OF BUSINESSES

Description of Business. Acacia Research Corporation is comprised of Acacia Research Corporation, and its wholly owned operating subsidiaries.  As used herein, “we,” “us” and “our” refer to Acacia Research Corporation and/or its wholly owned operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia Research Corporation’s wholly owned operating subsidiaries.

Acacia Research Corporation’s operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to 91 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

CombiMatrix Group Split-off Transaction and Related Discontinued Operations.  In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, the primary component of Acacia Research Corporation’s CombiMatrix group, to become an independent public company.  CombiMatrix Corporation’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission (“SEC”) on June 8, 2007.  Following the redemption period required by Acacia Research Corporation’s Restated Certificate of Incorporation, on August 15, 2007 (the “Redemption Date”), CombiMatrix Corporation was split-off from Acacia Research Corporation through the redemption of all outstanding shares of Acacia Research-CombiMatrix common stock in exchange for the distribution of new shares of CombiMatrix Corporation common stock, on a pro-rata basis, to the holders of Acacia Research-CombiMatrix common stock on the Redemption Date (the “Split-off Transaction”). On the Redemption Date, every ten (10) shares of Acacia Research-CombiMatrix common stock outstanding on August 15, 2007, was redeemed for one (1) share of common stock of CombiMatrix Corporation.  Subsequent to the Redemption Date, Acacia Research Corporation no longer owns any equity interests in CombiMatrix Corporation and the two companies operate independently of each other.

As a result of the Split-off Transaction, we have disposed of our investment in CombiMatrix Corporation.  Refer to Note 10A for information regarding presentation of the assets, liabilities, results of operations and cash flows for the CombiMatrix group as discontinued operations in the accompanying consolidated financial statements for all periods presented, in accordance with guidance set forth in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Capital Structure. As a result of the Split-off Transaction, the CombiMatrix group is no longer a business group of Acacia Research Corporation.  Pursuant to the Split-off Transaction, all outstanding shares of Acacia Research-CombiMatrix common stock were redeemed, and hence, all rights of holders of Acacia Research-CombiMatrix common stock ceased as of the Redemption Date, except for the right, upon the surrender to the exchange agent of shares of Acacia Research-CombiMatrix common stock, to receive new shares of CombiMatrix Corporation stock pursuant to the exchange ratio described above.  Subsequent to the consummation of the Split-off Transaction, Acacia Research Corporation’s only class of common stock outstanding is its Acacia Research-Acacia Technologies common stock.

Prior to the Split-off Transaction, Acacia Research Corporation had two classes of common stock outstanding, its Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies stock”) and its Acacia Research-CombiMatrix common stock ("AR-CombiMatrix stock").  AR-Acacia Technologies stock was intended to reflect separately the performance of Acacia Research Corporation’s Acacia Technologies group.  AR-CombiMatrix stock was intended to reflect separately the performance of Acacia Research Corporation’s CombiMatrix group.  Although the AR-Acacia Technologies stock and the AR-CombiMatrix stock were intended to reflect the performance of our different business groups, they were both classes of common stock of Acacia Research Corporation and were not stock issued by the respective groups.

We were incorporated on January 25, 1993 under the laws of the State of California. In December 1999, we changed our state of incorporation from California to Delaware.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Risks

Management believes that Acacia Research Corporation’s consolidated cash and cash equivalent and short-term investment balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet Acacia Research Corporation’s cash requirements, on a consolidated basis, through at least March 2009.  To date, we and our subsidiaries have relied primarily upon selling equity securities and payments from our licensees to generate the funds needed to finance the implementation of our plans of operation for our subsidiaries.

There can be no assurance that Acacia Research Corporation will be able to implement its future plans.  Failure by management to achieve its plans would have a material adverse effect on Acacia Research Corporation’s ability to achieve its intended business objectives. We may be required to obtain additional financing.  There can be no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our businesses may suffer.

The timing of the receipt of revenues by Acacia Research Corporation’s operating subsidiaries are subject to certain risks and uncertainties, including:

•	market acceptance of our operating subsidiaries’ patented technologies and services;
•	business activities and financial results of our licensees;
•	technological advances that may make our patented technologies obsolete or less competitive;
•	increases in operating costs, including costs for legal services, engineering and research and personnel;
•	the availability and cost of capital; and
•	governmental regulation that may restrict Acacia Research Corporation’s business.

Acacia Research Corporation’s success also depends on its operating subsidiaries’ ability to protect their intellectual property.  Our operating subsidiaries rely on their proprietary rights and their protection.  Although reasonable efforts will be taken to protect our operating subsidiaries’ proprietary rights, the complexity of international trade secret, copyright, trademark and patent law, and common law, coupled with limited resources and the demands of quick delivery of technologies to market, create risk that these efforts will prove inadequate.  Accordingly, if our operating subsidiaries are unsuccessful with litigation to protect their intellectual property rights, the future consolidated revenues of Acacia Research Corporation could be adversely affected.

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles and Fiscal Year End.  The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America.  We have a December 31 year end.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Acacia Research Corporation and its wholly owned subsidiaries.  Material intercompany transactions and balances have been eliminated in consolidation. The cost method is used where we maintain ownership interests of less than 20% and do not exercise significant influence over the investee.

Revenue Recognition.  We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) and related authoritative pronouncements.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of our license agreements, our operating subsidiaries grant non-exclusive licenses for the use of patented technologies, which they own or control.  In general, pursuant to the terms of the agreements with licensees, upon the grant of the licenses, we have no further obligations with respect to the licenses granted.  License fees paid to and recognized as revenue by our subsidiaries are non-refundable.

Revenues generated from license agreements are generally recognized as revenue in the period earned, provided that amounts are fixed or determinable and collectibility is reasonably assured.

Certain license agreements provide for the payment of contractually determined paid-up license fees in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries.  Certain of the agreements also provide for future royalties or additional required payments based on future activities.  Generally, the execution of these license agreements also provide for the release of the licensee from certain claims and the dismissal of any pending litigation.  Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future license and related releases, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the license and releases upon execution of the agreement.  As such, the earnings process is complete upon the execution of the agreement, and revenue is recognized upon execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met.  Refer to Note 12 for information on inventor royalties and contingent legal fees.

Certain license agreements provide for the calculation of license fees based on a licensee’s actual quarterly sales or actual per unit activity, applied to a contractual royalty rate.  Licensees that pay license fees on a quarterly basis generally report actual quarterly sales or actual per unit activity information and related quarterly license fees due within 30 to 45 days after the end of the quarter in which such sales or activity takes place.  The amount of license fees due under these license agreements each quarter cannot be reasonably estimated by management.  Consequently, our operating subsidiaries recognize revenue from these licensing agreements on a three-month lag basis, in the quarter following the quarter of sales or per unit activity, provided amounts are fixed or determinable and collectibility is reasonably assured. The lag method described above allows for the receipt of licensee royalty reports prior to the recognition of revenue.

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

License fee payments received that do not meet the revenue recognition criteria described above are deferred until the revenue recognition criteria are met.  We assess the collectibility of license fees receivable based on a number of factors, including past transaction history and credit-worthiness of licensees.  If it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash.

Cash and Cash Equivalents.  We consider all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-term Investments.  Our short-term investments are held in a variety of interest bearing instruments including U.S. government debt securities, high-grade corporate bonds, commercial paper, auction rate securities, money market accounts, certificates of deposit and other high-credit quality marketable securities.  Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments.  Investments are classified into categories in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  At December 31, 2007 and 2006, all of our investments are classified as available-for-sale, which are reported at fair value with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized.

The fair value of our investments is determined by quoted market prices.  Realized and unrealized gains and losses are recorded based on the specific identification method.  For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in the consolidated statement of operations and comprehensive income (loss) (hereinafter “consolidated statement of operations”).  An impairment is deemed other than temporary unless (a) we have the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time.

The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income (expense).  Interest and dividends on all securities are included in interest income.

At December 31, 2007 and 2006, we held $10,660,000 and $7,288,000, respectively of investment grade securities with an auction reset feature (“auction rate securities”). At December 31, 2007, our auction rate securities consist of securities issued by closed-end investment companies with portfolio asset coverage of at least 200%, and auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, all of which had credit ratings of AAA when purchased.  As of March 5, 2008, we held $6,250,000 in auction rate securities investments.

Our investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 35 days, despite the long-term nature of their stated contractual maturities.  As a result, we had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments for the periods presented.  All income generated from these current investments was recorded as interest income.

The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists.

We have not experienced a failed auction for any of our securities as of December 31, 2007.  However, we did experience failed auctions with certain of our issues in February 2008.  Given the deteriorating credit markets, and the increased incidence of failure within the auction market in February 2008, there can be no assurance as to when we would be able to liquidate a particular issue. In such case of a failure, the auction rate securities continue to pay interest in accordance with their terms, however, we may not be able to access the par value of the invested funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process.  Furthermore, if this situation were to persist despite our ability to hold such investments until maturity, we may be required to record an impairment charge in a future period.

Management believes that the fair value of our investments in auction rate securities continue to approximate  their par value and that the underlying credit quality of the assets backing its auction rate securities investments have not been impacted by the reduced liquidity of these investments subsequent to December 31, 2007.  We will continue to monitor and evaluate our investments in auction rate securities for any further reduction in liquidity and potential impairment in future periods.

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

Two licensees accounted for 19% and 12% of the license fee revenues recognized during the year ended December 31, 2007.  One licensee represented 14% of the license fee revenues recognized during the year ended December 31, 2006 and three licensees accounted for 19%, 15% and 15% of license fee revenues recognized during the year ended December 31, 2005. One licensee represented approximately 89% of accounts receivable at December 31, 2007.  Three licensees represented approximately 37%, 24% and 13% of accounts receivable at December 31, 2006.

Acacia Research Corporation performs regular credit evaluations of its significant licensees and customers and has not experienced any significant credit losses.

Property and Equipment.  Property and equipment are recorded at cost. Major additions and improvements that materially extend useful lives of property and equipment are capitalized. Maintenance and repairs are charged against the results of operations as incurred.  When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in the consolidated statement of operations for the period of sale or disposal. Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

Furniture and fixtures	3 to 5 years
Computer hardware and software	3 to 5 years
Leasehold improvements	2 to 5 years (Lesser of lease term or useful life of improvement)

Rental payments on operating leases are charged to expense in the consolidated statement of operations on a straight-line basis over the lease term.

Organization Costs.  Costs of start-up activities, including organization costs, are expensed as incurred.

Patents. Patents, once issued or purchased, are amortized on the straight-line method over their remaining economic useful lives, ranging from two to seven years.

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

Fair Value of Financial Instruments.  The carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate fair value due to their short-term maturity.  Refer to “Short-term Investments” above for information on the fair value of short-term investments.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We adopted SFAS No. 123R using the modified prospective transition method.  Under this transition method, compensation cost recognized for the periods presented includes: (i) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the new provisions of SFAS No. 123R).

  The fair value of stock options granted during the years ended December 31, 2007 and 2006 were estimated using the Black-Scholes option-pricing model, based on the following weighted-average assumptions:

	For the Year Ended
	December 31,
	2007	2006

Risk Free Interest Rate	4.64%	4.30%
Term	5.71 years	6 years
Volatility	68%	75%

Option awards granted prior to Acacia Research Corporation’s implementation of SFAS No. 123R were accounted for using the intrinsic value method pursuant to the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Accordingly, no stock-based employee compensation cost related to option awards was reflected in the accompanying consolidated statements of operations for the year ended December 31, 2005, because all options granted under Acacia Research Corporation’s plans had exercise prices equal to the market value of the underlying common stock on the date of grant.  Stock-based compensation expense reflected in the accompanying consolidated statement of operations for the year ended December 31, 2005 related to restricted stock awards originally granted in 2005.

The following table illustrates the pro forma effect on loss from continuing operations and loss per share from continuing operations for the year ended December 31, 2005, if we had applied the fair value recognition provisions of SFAS No. 123 to share-based awards, prior to the adoption of SFAS No. 123R (in thousands, except per share data):

Loss from continuing operations, as reported	$(6,038)
Add: Stock-based compensation, intrinsic value method reported in net loss	356
Deduct: Pro forma stock-based compensation fair value method	(2,103)
Loss from continuing operations, pro forma	$(7,785)

Basic and diluted loss per share from continuing operations, as reported	$(0.23)
Basic and diluted loss per share from continuing operations, pro forma	$(0.29)

Weighted Average Assumptions used(1):
Risk free interest rate	3.90%
Volatility	91%
Expected term	5 years
__________________________
(1)	The fair value of stock options was determined using the Black-Scholes option-pricing model. The fair value calculations assume no expected dividends.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 123R does not require the recording of deferred stock compensation charges in stockholder’s equity on the grant date of a stock-based award.  As such, all deferred stock compensation charges previously recorded under APB No. 25, totaling $1,400,000 at December 31, 2005, related to restricted stock awards, were reversed upon adoption of SFAS No. 123R, with a corresponding reduction being recorded in consolidated additional paid-in capital.

Acacia Research Corporation adopted the alternative transition method provided in FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in-capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Income Taxes.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Acacia Research Corporation’s consolidated financial statements or consolidated tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

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

The total amount of unrecognized tax benefits as of January 1, 2007 and December 31, 2007 was $56,000 and $115,000, respectively, all of which, if recognized, would affect the effective tax rate.

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

At December 31, 2007, Acacia Research Corporation had U.S. federal and state income tax net operating loss carryforwards as summarized at Note 9.  Due to uncertainties surrounding our ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset our net deferred tax assets.  All NOLs and tax credits generated by the continuing operations of Acacia Research Corporation and its operating subsidiaries have been retained by Acacia Research Corporation subsequent to the Split-off Transaction.  Subsequent to the Split-off Transaction, all NOLs and tax credits generated by CombiMatrix Corporation and its subsidiaries have been retained by CombiMatrix Corporation and are not available to Acacia Research Corporation.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  We believe that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, stock-based compensation expense, valuation of long-lived and intangible assets and impairment of marketable securities, require our most difficult, subjective or complex judgments.

Earnings (Loss) Per Share.  Basic earnings per share for each class of common stock is computed by dividing the income or loss allocated to each class of common stock by the weighted-average number of outstanding shares of that class of common stock. Diluted earnings per share is computed by dividing the income or loss allocated to each class of common stock by the weighted-average number of outstanding shares of that class of common stock, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, unvested restricted stock, restricted stock unit grants and common stock purchase warrants (AR-CombiMatrix stock only).

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the weighted-average number of common shares outstanding used in basic and diluted loss per share:

	For the Year Ended December 31,
	2007	2006	2005
Acacia Research - Acacia Technologies stock

Basic and diluted weighted average number of common shares outstanding	28,503,314	27,547,651	26,630,732

All outstanding stock options and nonvested restricted stock excluded from the computation of
diluted loss per share because the effect of inclusion would have been anti-dilutive	5,884,934	6,385,810	6,315,000

Acacia Research - CombiMatrix stock - Discontinued Operations - Split-off of CombiMatrix Corporation (1)

Basic and diluted weighted average number of common shares outstanding	55,862,707	40,605,038	33,678,603

Outstanding stock options excluded from the computation of diluted loss per share
because the effect of inclusion would have been anti-dilutive	7,003,390	8,068,139	6,925,000

Warrants excluded from the computation of diluted loss per share because
the option exercise price was greater than the average market price of the common shares	23,838,648	14,090,279	1,879,888
____________
(1) Reflects activity and amounts outstanding as of the Redemption Date.

Recent Accounting Pronouncements. In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of business combinations. SFAS No. 141R is effective for Acacia Research Corporation as of January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for Acacia Research Corporation beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, Accounting for Collaborative Arrangements (EITF Issue No. 07-1”) that discusses how parties to certain collaborative arrangements should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for Acacia Research Corporation beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. We do not expect EITF Issue No. 07-1 to have a material impact on our consolidated financial position, results of operations or cash flows.

 In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  SFAS No. 159 is effective for Acacia Research Corporation beginning January 1, 2008. We do not expect the adoption of SFAS No. 159 to have a material impact, if any, on our consolidated financial position, results of operations and cash flows.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued FSP SFAS No. 157–1 which amends SFAS No. 157 to exclude FASB Statement No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13.  In February 2008, the FASB issued FSP SFAS No. 157-2 (“FSP 157-2”) which would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.  We do not expect the adoption of SFAS No. 157 to have a material impact, if any, on our consolidated financial position, results of operations and cash flows.

3.             SHORT-TERM INVESTMENTS

Short-term investments consists of the following at December 31, 2007 and 2006 (in thousands):

	2007		2006
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale securities:
Corporate and municipal bonds and notes	$-	$-	$975	$1,000
Auction rate securities	10,660	10,660	7,288	7,288
U.S. government securities	300	300	4,502	4,495
Corporate securities	9	6	-	-
	$10,969	$10,966	$12,765	$12,783

Gross unrealized gains and losses related to available-for-sale securities were not material for the periods presented.  Except for investments in auction rate securities, all investments classified as available-for-sale at December 31, 2007 and 2006 have contractual maturities of one year or less.   For auction rate securities, contractual maturity dates range up to thirty-five years, or are perpetual, with reset dates every 7 to 63 days.  Refer to Note 2 for more information.

4.             PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006

Furniture and fixtures	$309	$256
Computer hardware and software	401	298
Leasehold improvements	141	78
	851	632
Less: accumulated depreciation	(528)	(411)
	$323	$221

Depreciation expense was $119,000, $79,000 and $59,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.             ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consists of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006

Accounts payable	$361	$150
Payroll and other employee benefits	371	223
Accrued vacation	365	286
Accrued legal expenses - patent	2,082	1,131
Accrued consulting and other professional fees	108	371
Other accrued liabilities	175	40
	$3,462	$2,201

6.             PATENTS

Acacia Research Corporation’s only identifiable intangible assets are patents and patent rights, with estimated remaining economic useful lives up to seven years.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Gross carrying amount – patents	$33,607	$30,317
Accumulated amortization	(17,300)	(11,802)
Patents, net	$16,307	$18,515

The weighted-average remaining estimated economic useful life of Acacia Research Corporation’s patents is four years.  Aggregate patent amortization expense was $5,583,000, $5,313,000 and $4,922,000 in 2007, 2006 and 2005, respectively.  Annual aggregate amortization expense for each of the next five years through December 31, 2012 is estimated to be $4,403,000 in 2008, $3,885,000 in 2009, $3,676,000 in 2010, $2,766,000 in 2011 and $755,000 in 2012.

For the years ended December 31, 2007 and 2006, our operating subsidiaries incurred and capitalized patent acquisition costs totaling $3,760,000 and $1,030,000, respectively, in connection with the acquisition of the rights to several additional patent portfolios.  The patents have estimated economic useful lives ranging from five to seven years and are being amortized over a weighted-average economic useful life of seven years for 2007 acquisitions and six years for 2006 acquisitions.  At December 31, 2007 and 2006, all of Acacia Research Corporation’s acquired intangible assets were subject to amortization.

In September 2007, we recorded a non-cash impairment charge of $235,000, related to the write-off of a patent-related intangible asset.  The related licensing program was completed during the third quarter of 2007 resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of September 30, 2007.  In June 2006, we recorded a non-cash impairment charge of $297,000, related to the write-off of a patent-related intangible asset.  During the second quarter of 2006, pursuant to the terms of the respective license agreement, management elected to terminate its rights to exclusively license and enforce the patent, resulting in the write-off of the remaining carrying value of the patent-related intangible asset as of June 30, 2006.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.             ACQUISITIONS

On January 28, 2005, Acacia Global Acquisition Corporation, a wholly owned subsidiary of Acacia Research Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC.  The acquisition provided us with sole ownership of 11 patent licensing companies that own or control the rights to 27 patent portfolios, which include 120 U.S. patents and certain foreign counterparts, and cover technologies used in a wide variety of industries.

The acquisition was accounted for using the purchase method of accounting.  Under the purchase method of accounting, the purchase consideration is allocated to the assets acquired, including tangible assets, patents and other identifiable intangibles and liabilities assumed, based on their estimated fair market values at the date of acquisition.  The statement of operations for the year ended December 31, 2005 includes the results of the acquired companies beginning on January 28, 2005, the date of acquisition.  The aggregate purchase consideration was approximately $25,105,000, including $5.0 million of cash, the issuance of 3,938,832 shares of AR-Acacia Technologies stock valued at $19,293,000 (net of estimated common stock registration costs of $228,000) and other acquisition costs, including registration costs, totaling $812,000.  The value of the common shares issued was determined based on the average market price of AR-Acacia Technologies stock, as reported on NASDAQ, over the 5-day period before and after the terms of the acquisition were agreed to and announced.

The following table summarizes the total purchase consideration and the allocation of the consideration paid to the estimated fair value of the assets acquired and liabilities assumed (in thousands):

Purchase Consideration:
Cash paid	$5,000
Fair value of AR-Acacia Technologies stock issued	19,293
Acquisition and registration costs	812
Total purchase consideration	$25,105

Purchase Price Allocation:
Fair value of net tangible assets acquired at January 28, 2005	$(26)
Intangible assets acquired - patents and patent rights	25,131
Total	$25,105

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

In connection with the acquisition described above, Acacia Global Acquisition Corporation entered into a consulting agreement with the former CEO of Global Patent Holdings, LLC.  The agreement required the payment of $2,000,000 in consulting fees over a two-year period, and certain reimbursable consulting related expenses, commencing on the date of acquisition. Marketing, general and administrative expenses for the years ended December 31, 2007, 2006 and 2005 include $103,000, $1,087,000 and $1,009,000, respectively, in expenses related to the consulting agreement.  The consulting agreement expired in January 2007.

The acquisition was treated for tax purposes as a taxable asset acquisition and, as such, there were no book/tax basis differences associated with the acquisition.  As such, Acacia Research Corporation did not record any deferred income taxes in connection with the application of the purchase method of accounting.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.             STOCKHOLDERS’ EQUITY

Capital Stock

As of December 31, 2007, the authorized capital stock of Acacia Research Corporation consists of 210,000,000 shares, of which 100,000,000 shares is a class of common stock designated as “AR–Acacia Technologies stock,” having a par value of $0.001 per share, 100,000,000 shares is a class of common stock designated as “AR–CombiMatrix stock,” having a par value of $0.001 per share, and 10,000,000 is a class of preferred stock having a par value of $0.001 per share (the “Preferred Stock”) and issuable in one or more series as determined by the board of directors pursuant to Acacia Research Corporation’s restated certificate of incorporation.

Holders of our classes of common stock vote together as a single class (except in certain limited circumstances).  Subsequent to the consummation of the Split-off Transaction on August 15, 2007, as described above at Note 1, Acacia Research Corporation’s only class of common stock outstanding is its AR-Acacia Technologies stock.  Holders of each class of common stock are entitled to receive ratably such dividends, if any, as may be declared by the board of directors out of funds legally available therefore.

Under our restated certificate of incorporation, in the event of our dissolution, liquidation or winding up, after payment or provision for payment of the debts and other liabilities and full preferential amounts to which holders of any preferred stock are entitled, the holders of our common stock will be entitled to receive our assets remaining for distribution to holders of common stock on a per share basis in proportion to the liquidation units per share of such class.  Holders of each class of common stock have no preemptive, subscription, redemption or conversion rights.

Acacia Research Corporation’s board of directors, subject to state laws and limits in our restated certificate of incorporation, including those discussed above, are able to declare dividends on our common stock in its discretion.  To date, Acacia Research Corporation has never paid or declared cash dividends on shares of our stock, nor do we anticipate paying cash dividends on either of the two classes of stock in the foreseeable future.

In connection with the consummation of the Split-off Transaction on August 15, 2007, the Redemption Date, CombiMatrix Corporation was split-off from Acacia Research Corporation through the redemption of all outstanding shares of AR-CombiMatrix common stock in exchange for the distribution of new shares of CombiMatrix Corporation common stock.  Subsequent to the consummation of the Split-off Transaction, Acacia Research Corporation’s only class of common stock outstanding is its AR-Acacia Technologies common stock.  Pursuant to Acacia Research Corporation’s amended and restated certificate of incorporation, neither class of common stock is redeemable as of and subsequent to the Redemption Date.  As such, we no longer label the common stock in the accompanying consolidated balance sheet as of December 31, 2007 and statement of stockholders’ equity for the year ended December 31, 2007 as “redeemable.”

In February 2008, our Board of Directors approved an amendment and restatement of our certificate of incorporation to remove reference to AR-CombiMatrix stock which was cancelled as a result of the redemption described above, to rename AR-Acacia Technologies stock as the only class of common stock, and to provide that all 100,000,000 shares of AR-Acacia Technologies stock currently authorized may be issued as a single class of common stock.  The amendment and restatement of our certificate of incorporation is subject to approval by the stockholders at the next annual meeting of stockholders.  If adopted, each share of common stock will be entitled to one vote and the relative voting strength of the common stock will be equal notwithstanding the trading price of the common stock.

Other

In February 2005, Acacia Research Corporation raised gross proceeds of $19,600,000 through the sale of 3,500,000 shares of AR-Acacia Technologies stock at a price of $5.60 per share in a registered direct offering.  Proceeds raised, net of related issuance costs, totaled approximately $19,532,000.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.             INCOME TAXES

Acacia Research Corporation’s provision (benefit) for income taxes consists of the following (in thousands):

	2007	2006	2005
Current:
U.S. Federal tax	$-	$-	$-
State taxes	207	76	8
	207	76	8
Deferred:
U.S. Federal tax	-	(36)	(143)
State taxes	-	-	-
	-	(36)	(143)
	$207	$40	$(135)

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006

Deferred tax assets:
Basis in affiliates	$495	$495
Depreciation and amortization	3,632	2,292
State taxes	3	-
Deferred revenue	127	142
Stock compensation	2,451	1,672
Accrued liabilities and other	153	140
Write-off of investments	1,344	1,250
Net operating loss and capital loss carryforwards and credits	22,938	22,075

Total deferred tax assets	31,143	28,066

Less: valuation allowance	(30,816)	(27,562)

Net deferred tax assets, net of valuation allowance	327	504

Deferred tax liabilities:
Intangibles	(327)	(504)

Net deferred tax liability	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2007	2006	2005
Statutory federal tax rate	(34%)	(34%)	(34%)
State income taxes, net of federal tax effect	3%	1%	-
Equity compensation	1%	6%	-
Non deductible permanent items	1%	-	1%
Capital loss carryforwards	6%	-	-
Valuation allowance	26%	27%	31%
	3%	-	(2%)

At December 31, 2007, we had established a full valuation allowance against our net deferred tax assets, due to management’s determination that the criteria for recognition have not been met.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2007, Acacia Research Corporation had U.S. federal and state income tax net operating loss carry forwards (“NOLs”), totaling approximately $58,258,000 and $41,961,000, expiring between 2010 and 2027, and 2008 and 2017, respectively.  In addition, Acacia Research Corporation had tax credit carryforwards of approximately $40,000.

As of December 31, 2007, approximately $11,762,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia Research Corporation’s NOLs. At such time as the valuation allowance is released, the benefit will be credited to additional paid-in capital.  Income taxes paid during the periods presented were not material.

During the year ended December 31, 2007, we determined that certain of our deferred tax assets, principally “Basis in affiliates,” and the related full valuation allowance were overstated for the period since December 31, 1996 through December 31, 2006.  The Basis in affiliates amount of approximately $28 million was frozen prior to 2004 since we had acquired the remaining minority interest of the affiliate.  We retroactively corrected our deferred tax asset balances and the related valuation allowance in the deferred tax asset table by approximately $30 million.  The correction had no impact on the consolidated balance sheet, statements of operations, stockholders’ equity or cash flows for any period and there was no other impact to the consolidated financial statements.  Management concluded this correction was not material to the consolidated financial statements.

10.  ACCOUNTING FOR THE SPLIT-OFF OF COMBIMATRIX CORPORATION

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company.  CombiMatrix Corporation’s registration statement on Form S-1 was declared effective by the SEC on June 8, 2007.  Following the redemption period required by Acacia Research Corporation’s Restated Certificate of Incorporation, on August 15, 2007 (the “Redemption Date”), CombiMatrix Corporation was split-off from Acacia Research Corporation through the redemption of all outstanding shares of AR-CombiMatrix stock in exchange for the distribution of new shares of CombiMatrix Corporation common stock, on a pro-rata basis, to the holders of AR-CombiMatrix stock as of the Redemption Date (the “Split-off Transaction”).  On the Redemption Date, every ten (10) shares of AR-CombiMatrix stock outstanding on August 15, 2007, was redeemed for one (1) share of common stock of CombiMatrix Corporation.  Subsequent to the Redemption Date, Acacia Research Corporation no longer owns any equity interests in CombiMatrix Corporation and the two companies operate independently of each other.

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

The Split-off Transaction was accounted for by Acacia Research Corporation at historical cost.  Accordingly, no gain or loss on disposal was recognized in the accompanying consolidated statements of operations. Included in the current period consolidated balance sheet is a charge to consolidated shareholders’ equity totaling $35,444,000, reflecting the distribution of our investment in the net assets of CombiMatrix Corporation to holders of AR-CombiMatrix stock, as of the Redemption Date, as described above.  We received a private letter ruling from the IRS with regard to the U.S. federal income tax consequences of the Split-off Transaction to the effect that the Split-Transaction will be treated as a tax-free exchange under Sections 368 and 355 of the Internal Revenue Code of 1986, as amended.

For the period from January 1, 2007 through August 15, 2007, revenues and pre-tax loss related to CombiMatrix Corporation included in discontinued operations were $2,968,000 and $8,086,000, respectively.  Net loss from discontinued operations for the year ended December 31, 2007, includes direct costs incurred in connection with the Split-off Transaction, originally included in Acacia Research Corporation corporate accounts, totaling $136,000 for the year ended December 31, 2007.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10A.       DISCONTINUED OPERATIONS – SPLIT-OFF OF COMBIMATRIX CORPORATION

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company.  CombiMatrix Corporation’s registration statement on Form S-1 was declared effective by the SEC on June 8, 2007.

As a result of the Split-off Transaction, the CombiMatrix group is no longer a business group of Acacia Research Corporation.  As a result of the consummation of the Split-off Transaction, the assets, liabilities, results of operations and cash flows of CombiMatrix Corporation have been eliminated from the continuing operations of Acacia Research Corporation and Acacia Research Corporation does not have any continuing involvement in the operations of CombiMatrix Corporation.  As a result of the Split-off Transaction, we have disposed of our investment in CombiMatrix Corporation, and therefore, in accordance with guidance set forth in SFAS No. 144, Acacia Research Corporation’s accompanying consolidated balance sheets, statements of operations and statements of cash flows for the current period presented reflect the assets, liabilities, results of operations and cash flows for CombiMatrix Corporation as discontinued operations.  Consolidated financial statements presented for the comparable prior year periods have been restated to conform to this presentation.  CombiMatrix Corporation was previously presented as a separate operating segment of Acacia Research Corporation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The carrying amounts of the major classes of assets and liabilities and revenues and pretax loss included in discontinued operations for the following periods were as follows (in thousands):

December 31, 2006

Cash and available-for-sale investments	14,342
Accounts receivable, inventory and other asset	1,210
Property and equipment, net of accumulated depreciation	1,785
Intangible assets and goodwill	24,210
Other assets	2,667
Accounts payable and accrued expenses	(2,846)
Deferred revenues	(1,441)
Warrant liability	(6,732)

	Revenues	Pre-tax Loss
For the year ended December 31, 2006	5,740	(20,127)
For the year ended December 31, 2005	8,033	(12,568)

Net loss from discontinued operations related to CombiMatrix Corporation includes direct costs incurred in connection with the Split-off Transaction, originally included in Acacia Research Corporation corporate accounts, totaling $133,000 for the year ended December 31, 2006.

11.          STOCK-BASED INCENTIVE PLANS

The 2002 Acacia Technologies Stock Incentive Plan (“2002 Plan”) and the 2007 Acacia Technologies Stock Incentive Plan (“2007 Plan”) (collectively, the “Plans”) were approved by the stockholders of Acacia Research Corporation in December 2002 and May 2007, respectively. Both Plans allow grants of stock options, stock awards and performance shares with respect to AR-Acacia Technologies stock to eligible individuals, which generally includes directors, officers, employees and consultants.  Except as noted below, the terms and provisions of the Plans are identical in all material respects.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acacia Research Corporation’s compensation committee administers the discretionary option grant and stock issuance programs.  The compensation committee determines which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding.  The exercise price of options is generally equal to the fair market value of the AR-Acacia Technologies stock on the date of grant.  Options generally begin to be exercisable six months to one year after grant and generally expire ten years after grant.  Stock options generally vest over two to three years and restricted shares generally vest in full after two to three years (generally represents the requisite service period in accordance with SFAS No. 123R).

Programs

The Plans provide for the following separate programs:

•
Discretionary Option Grant Program.  Under the discretionary option grant program, our compensation committee may grant (1) non-statutory options to purchase shares of AR-Acacia Technologies stock to eligible individuals in the employ or service of Acacia Research Corporation or our subsidiaries (including employees, non-employee board members and consultants) at an exercise price not less than 85% of the fair market value of those shares on the grant date and (2) incentive stock options to purchase shares of AR-Acacia Technologies stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date (not less than 110% of fair market value if such employee actually or constructively owns more than 10% of our voting stock or the voting stock of any of our subsidiaries).

•
Stock Issuance Program.  Under the stock issuance program, eligible individuals may be issued shares of AR-Acacia Technologies stock directly, upon the attainment of performance milestones or the completion of a specified period of service or as a bonus for past services.  Under this program, the purchase price for the shares shall not be less than 100% of the fair market value of the shares on the date of issuance, and payment may be in the form of cash or past services rendered.

•
Automatic Option Grant Program (2002 Plan only).  Under the automatic option grant program, option grants will automatically be made at periodic intervals to eligible non-employee members of our board of directors to purchase shares of AR-Acacia Technologies stock at an exercise price equal to 100% of the fair market value of those shares on the grant date.  Each individual who first becomes a non-employee board member at any time after the date of the adoption of the incentive plans by our board of directors will automatically receive an option to purchase 20,000 shares of AR-Acacia Technologies stock on the date the individual joins the board of directors.  In addition, on the first business day in each calendar year following the adoption of the incentive plans by our board of directors, each non-employee board member then in office, including each of our current non-employee board members who is then in office, will automatically be granted an option to purchase 15,000 shares of AR-Acacia Technologies stock, provided that the individual has served on the board of directors for at least six months.

Commencing in fiscal 2008, in lieu of the option grants described above, each non-employee director will receive restricted stock units for the number of shares determined by dividing the annual retainer by the closing price of the common stock on the grant date, provided that such individual has served as a non-employee director for at least 6 months. In addition, as of May 2007, each new non-employee director will receive restricted stock units for the number of shares determined by dividing the annual Board of Directors retainer by the closing price of the common stock on the commencement date.

The number of shares of common stock available for issuance under the 2002 Plan automatically increases on the first trading day of January each calendar year during the term of the Plan by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 500,000 shares.  The aggregate number of shares of common stock available for issuance under the 2002 Plan shall not exceed 20,000,000 shares.  At December 31, 2007, there were 18,000 shares available for grant under the 2002 Plan.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The initial share reserve under the 2007 Plan was 560,000 shares.  The number of shares of common stock available for issuance under the 2007 Plan automatically increases on January 1, 2008 and 2009, by an amount equal to two percent (2%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, except that the automatic increase in the share reserve will be three percent (3%) of our outstanding common stock on such January 1, if our common stock has appreciated by at least thirty percent (30%) in the prior calendar year. After January 1, 2009, no new additional shares will be added to the 2007 Plan without stockholder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2007 Plan). At December 31, 2007, there were 171,000 shares available for grant under the 2007 Plan.

The Plans do not segregate the number of securities remaining available for future issuance among stock options and other awards.  The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards.  Upon the exercise of stock options or the granting of restricted stock, it is Acacia Research Corporation’s policy to issue new shares of the respective class of common stock.

Our board of directors may amend or modify the Plans at any time, subject to any required stockholder approval.  The Plans will terminate no later than the tenth anniversary of the approval of the incentive plans by our stockholders.

The following table summarizes stock option activity for the Plans for the year ended December 31, 2007:

		Weighted-Average
			Remaining	Aggregate
	Options	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at December 31, 2006	5,958,000	$7.93
Granted	300,000	$14.20
Exercised	(1,063,000)	$4.72
Forfeited	(226,000)	$18.20
Outstanding at December 31, 2007	4,969,000	$8.52	4.8 years	$14,528,000
Vested and expected to vest at December 31, 2007	4,956,000	$8.52	4.8 years	$14,518,000
Exercisable at December 31, 2007	4,577,000	$8.32	4.5 years	$14,197,000

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was $9.07, $5.35 and $4.17, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $10,812,000, $3,463,000 and $464,000, respectively.  The fair value of options vested during the years ended December 31, 2007, 2006 and 2005 was $3,520,000, $3,960,000, and $1,455,000, respectively.  As of December 31, 2007, the total unrecognized compensation expense related to nonvested stock option awards was $2,435,000, which is expected to be recognized over a weighted-average term of approximately 2 years.

The following table summarizes nonvested restricted share activity for the year ended December 31, 2007:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested restricted stock at December 31, 2006	428,000	$7.10
Granted	846,000	$14.04
Vested	(324,000)	$6.04
Forfeited	(35,000)	$6.22
Nonvested restricted stock at December 31, 2007	915,000	$13.92

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of nonvested restricted stock granted during the years ended December 31, 2007, 2006 and 2005 was $14.04, $11.87 and $5.07, respectively.  The fair value of nonvested restricted stock vested during the years ended December 31, 2007, 2006 and 2005 was $1,954,000, $215,000, and $0, respectively.  As of December 31, 2007, the total unrecognized compensation expense related to nonvested restricted stock awards was $9,422,000, which is expected to be recognized over a weighted-average period of approximately 2 years.

As of December 31, 2007, 6,073,000 shares of AR-Acacia Technologies common stock are reserved for issuance under the Plans.

12.          COMMITMENTS AND CONTINGENCIES

Operating Leases

Acacia Research Corporation leases certain office space under various operating lease agreements expiring in 2012.  Minimum annual rental commitments for operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

Year
2008	$868
2009	903
2010	939
2011	977
2012	163
Total minimum lease payments	$3,850

Rent expense related to continuing operations for the years ended December 31, 2007, 2006 and 2005 approximated $749,000, $565,000 and $453,000, respectively.  Rental payments are expensed in the statement of operations in the period to which they relate.  Scheduled rent increases are amortized on a straight-line basis over the lease term.

Inventor Royalties and Contingent Legal Expenses

In connection with the acquisition of certain patents and patent rights, certain operating subsidiaries of Acacia Research Corporation executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net license fee revenues (as defined in the respective agreements) generated as a result of licensing the respective patents or patent portfolios.  Inventor royalties paid pursuant to the agreements are expensed in the consolidated statement of operations in the period that the related license fee revenues are recognized.  In certain instances, pursuant to the terms of the underlying inventor agreements, costs paid by us to acquire patents are recoverable from future net revenues.  Patent acquisition costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statement of operations.  Any unamortized patent acquisition costs recovered from net revenues are expensed in the period recovered, and included in inventor royalties and contingent legal fees – patents in the consolidated statement of operations.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patent Enforcement and Other Litigation

Acacia Research Corporation is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on our consolidated financial position, results of operations or cash flows.  Operating subsidiaries of Acacia Research Corporation are often required to engage in litigation to enforce their patents and patent rights.

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

13.           RETIREMENT SAVINGS PLAN AND EXECUTIVE SEVERANCE POLICY

Retirement Savings Plan.  Acacia Research Corporation has an employee savings and retirement plan under section 401(k) of the Internal Revenue Code (the “Plan”).  The Plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service.  Acacia Research Corporation may contribute to the Plan at the discretion of the board of directors.  There were no contributions made by Acacia Research Corporation during the years ended December 31, 2007, 2006 and 2005.

Executive Severance Policy.  Under Acacia Research Corporation’s Executive Severance Policy, full-time employees with the title of Senior Vice President and higher (“Officer”) are entitled to receive certain benefits upon termination of employment. If employment of an Officer is terminated for other than cause or other than on account of death or disability, Acacia Research Corporation will (i) promptly pay to the Officer a lump sum amount equal to the aggregate of (a) accrued obligations ( i.e., the Officer’s annual base salary through the date of termination to the extent not theretofore paid and any compensation previously deferred by the Officer (together with any accrued interest or earnings thereon) and any accrued vacation pay, and reimbursable expenses, in each case to the extent not theretofore paid) and (b) three (3) months of the Officer’s base salary for each full year that the Officer was employed by the Company (the "Severance Period"), up to a maximum of twelve (12) months of the Officer's base salary and (ii) provide to the Officer, Acacia Research Corporation paid COBRA coverage for the medical and dental benefits selected by the Officer in the year in which the termination occurs, for the duration of the Severance Period.

14.           SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid by Acacia Research Corporation for income taxes was not material for the periods presented.  Refer to Note 7 for a summary of the non cash investing activities in connection with the 2005 GPH Acquisition.  Refer to Note 6 for impairment charges, and other non-cash reductions in intangibles during the periods presented.  Refer to Notes 10 and 10A for information regarding the Split-off of CombiMatrix Corporation.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.          DISCONTINUED OPERATIONS - OTHER

In 2005, Acacia Research Corporation accrued an additional $237,000 (net of minority interests), respectively, in estimated costs to be incurred in connection with the discontinued operations of Soundbreak.com (originally ceased operations in February 2001). The additional accruals relate primarily to certain noncancellable lease obligations, the inability to sublease the related office space at rates commensurate with our existing obligations and certain lease termination costs. The related lease obligations, which were guaranteed by Acacia Research Corporation, expired in August 2005.  The assets and liabilities related to the discontinued operations of Soundbreak.com at December 31, 2007 and 2006 were not material.

16.         QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth unaudited consolidated statements of operations data for the eight quarters in the period ended December 31, 2007. This information has been derived from our unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Our quarterly results have been in the past and may in the future be subject to significant fluctuations. As a result, we believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

As a result of the Split-off Transaction (refer to Notes 10 and 10A), we have disposed of our investment in CombiMatrix Corporation, and therefore, in accordance with guidance set forth in SFAS No. 144, the statement of operations data for the four quarters in the period ended December 31, 2007, presented below, reflect the results of operations for CombiMatrix Corporation as discontinued operations. The unaudited consolidated statement of operations data for the four quarters in the period ended December 31, 2006, presented below, have been reclassified to conform to this presentation.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands, except share and per share information)
	(Unaudited)
License fees	$25,185	$5,865	$9,544	$12,003	$4,717	$14,371	$8,424	$7,313
Operating expenses	21,133	9,979	14,836	16,160	7,487	13,537	9,859	10,789
Operating income (loss)	4,052	(4,114)	(5,292)	(4,157)	(2,770)	834	(1,435)	(3,476)
Interest and investment income	407	650	647	655	359	394	390	381
Income (loss) from continuing operations before
income taxes and minority interests	4,459	(3,464)	(4,645)	(3,502)	(2,411)	1,228	(1,045)	(3,095)
Benefit (provision) for income taxes	(24)	(124)	(29)	(30)	32	(70)	(2)	-
Income (loss) from continuing operations	4,435	(3,588)	(4,674)	(3,532)	(2,379)	1,158	(1,047)	(3,095)
Loss from discontinued operations - Split-off of CombiMatrix Corporation	(2,133)	(3,667)	(2,286)	-	(7,719)	(3,501)	(4,329)	(4,544)

Net income (loss)	$2,302	$(7,255)	$(6,960)	$(3,532)	$(10,098)	$(2,343)	$(5,376)	$(7,639)

Earnings (loss) per common share:
Acacia Research - Acacia Technologies stock:
Earnings (loss) from continuing operations	$4,435	$(3,588)	$(4,674)	$(3,532)	$(2,379)	$1,158	$(1,047)	$(3,095)
Basic earnings (loss) per share	0.16	(0.13)	(0.16)	(0.12)	(0.09)	0.04	(0.04)	(0.11)
Diluted earnings (loss) per share	0.14	(0.13)	(0.16)	(0.12)	(0.09)	0.04	(0.04)	(0.11)

Acacia Research - CombiMatrix stock - Discontinued
Operations - Split-off of CombiMatrix Corporation:
Net loss	$(2,133)	$(3,667)	$(2,286)	$-	$(7,719)	$(3,501)	$(4,329)	$(4,544)
Basic and diluted loss per share	(0.04)	(0.06)	(0.04)	-	(0.20)	(0.09)	(0.11)	(0.10)

Weighted average shares:
Acacia Research - Acacia Technologies stock:
Basic	27,841,286	28,298,328	28,739,499	29,117,523	27,400,857	27,507,024	27,567,848	27,708,902
Diluted	30,969,991	28,298,328	28,739,499	29,117,523	27,400,857	30,324,732	27,567,848	27,708,902
Acacia Research - CombiMatrix stock:
Basic and diluted	52,516,220	57,143,839	59,875,769	-	38,992,402	39,018,844	40,209,640	44,120,736

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
2.2	Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (2)
3.1	Restated Certificate of Incorporation as amended(3)
3.2	Amended and Restated Bylaws
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (4)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (5)
10.3*	2002 Acacia Technologies Stock Incentive Plan (6)
10.4*	2007 Acacia Technologies Stock Incentive Plan (7)
10.5*	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan (8)
10.6*	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan (8)
10.7*	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan (8)
10.8	Lease Agreement dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (9)
10.9	Settlement Agreement dated September 30, 2002, by and among Acacia Research Corporation, CombiMatrix Corporation, Donald D. Montgomery, Ph.D. and Nanogen, Inc.(10)
10.10	Form of Indemnification Agreement (11)
10.11	Form of Subscription Agreement between Acacia Research Corporation and certain investors (12)
10.12	Third Amendment to lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (13)
10.13	Standby Equity Distribution Agreement dated June 14, 2006 between Acacia Research Corporation and Cornell Capital Partners, L.P. (14)
10.14	Amendment to Standby Equity Distribution Agreement dated June 14, 2006 between Acacia Research Corporation and Cornell Capital Partners, L.P. (15)
10.15	Manufacturing and Supply Agreement between Acacia Research Corporation and Furuno Electric Company, Ltd. Effective July 1, 2006 (16)
10.16	Placement Agency Agreement between Acacia Research Corporation and Oppenheimer & Co., dated December 7, 2006 (17)
10.17	Form of Subscription Agreement (17)
10.18	Form of Investors Warrant (17)
10.19*	Employment Agreement, dated January 28, 2005, by and between Acacia Technologies Services Corporation, and Dooyong Lee, as amended
10.20*	Employment Agreement, dated April 12, 2004, by and between Acacia Media Technologies Corporation and Edward Treska.
10.21	Fourth Amendment to lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company
10.22	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
23.2	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

III-1

______________

*	The referenced exhibit is a management contract, compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.

(1)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).

(2)
Incorporated by reference as Appendix A to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(3)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report Amendment No. 1 on Form 10-Q/A for the period ended June 30, 2006, filed on June 5, 2007.

(4)	Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).

(5)	Incorporated by reference from Acacia Research Corporation’s Definitive Proxy as Appendix A Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).

(6)
Incorporated by reference as Appendix E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(7)	Incorporated by reference to Acacia Research Corporation’s Registration Statement on Form S-8 (SEC File No. 333-144754) which became effective on July 20, 2007.

(8)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2007.

(9)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 (SEC File No. 000-26068).

(10)
Incorporated by reference as Appendix D to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(11)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (SEC File No. 000-26068).

(12)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on September 19, 2005 (SEC File No. 000-26068).

(13)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on May 10, 2006 (SEC File No. 000-26068).

(14)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on June 15, 2006 (SEC File No. 000-26068).

(15)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on June 22, 2006 (SEC File No. 000-26068).

(16)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q filed on November 9, 2006 (SEC File No. 000-26068).

(17)	Incorporated by reference from Acacia Research Corporation’s Report on Form 8-K filed on December 13, 2006 (SEC File No. 000-26068).

III-2