Form 10-Q
period 2008-03-31
ACACIA RESEARCH CORP
filed 2008-05-09
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

As of May 6, 2008, 30,165,922 shares of Acacia Research-Acacia Technologies common stock were issued and outstanding.

 ACACIA RESEARCH CORPORATION

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$40,083	$40,467
Short-term investments	3,005	10,966
Accounts receivable	4,273	1,409
Prepaid expenses and other current assets	1,525	1,356
Total current assets	48,886	54,198

Property and equipment, net of accumulated depreciation	309	323
Patents, net of accumulated amortization	16,530	16,307
Investments - noncurrent	2,737	-
Other assets	223	223

	$68,685	$71,051

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,354	$3,462
Royalties and contingent legal fees payable	2,564	2,343
Deferred revenues	372	321
Total current liabilities	6,290	6,126

Other liabilities	141	121
Total liabilities	6,431	6,247

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock
Acacia Research Corporation, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock
Acacia Research - Acacia Technologies stock, par value $0.001 per share; 100,000,000 shares authorized; 30,165,922 and 30,102,482 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	161,912	159,972
Accumulated comprehensive income	(4)	(3)
Accumulated deficit	(99,684)	(95,195)
Total stockholders' equity	62,254	64,804

	$68,685	$71,051

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

License fee revenues	$9,048	$25,185

Operating expenses:
Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,829 and $763 for the three months ended March 31, 2008 and 2007, respectively)	6,626	4,328
Inventor royalties and contingent legal fees expense - patents	4,731	14,122
Legal expenses - patents	1,016	1,367
Amortization of patents	1,335	1,316
Total operating expenses	13,708	21,133

Operating income (loss)	(4,660)	4,052

Other income (expense):
Interest income	455	407
Loss on investments	(263)	-
Total other income (expense)	192	407

Income (loss) from continuing operations before income taxes	(4,468)	4,459

(Provision) benefit for income taxes	(21)	(24)
Income (loss) from continuing operations	(4,489)	4,435

Discontinued operations:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	-	(2,133)

Net income (loss)	(4,489)	2,302

Unrealized loss on short-term investments	(1)	(8)
Unrealized gain from discontinued operations - Split-off of CombiMatrix Corporation	-	9

Comprehensive income (loss)	$(4,490)	$2,303

Income (loss) per common share:
Acacia Research - Acacia Technologies stock:
Net income (loss)	$(4,489)	$4,435
Basic earnings (loss) per share	(0.15)	0.16
Diluted earnings (loss) per share	(0.15)	0.14

Acacia Research - CombiMatrix stock - Discontinued Operations - Split-off of CombiMatrix Corporation:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	$-	$(2,133)
Basic and diluted loss per share	-	(0.04)

Weighted average shares:
Acacia Research - Acacia Technologies stock:
Basic	29,217,636	27,841,286
Diluted	29,217,636	30,969,991
Acacia Research - CombiMatrix stock:
Basic and diluted	-	52,516,220

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income (loss)	$(4,489)	$2,302
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities from continuing operations:
Discontinued operations - Split-off of CombiMatrix Corporation	-	2,133
Depreciation and amortization	1,368	1,344
Non-cash stock compensation	1,829	763
Loss on investments	263	-
Other	-	(10)
Changes in assets and liabilities:
Accounts receivable	(2,864)	(1,788)
Prepaid expenses and other assets	(169)	(171)
Accounts payable and accrued expenses	(90)	617
Royalties and contingent legal fees payable	221	2,205
Deferred revenues	51	40

Net cash provided by (used in) operating activities from continuing operations	(3,880)	7,435
Net cash provided by (used in) operating activities from discontinued operations	2	(3,945)
Net cash provided by (used in) operating activities	(3,878)	3,490

Cash flows from investing activities:
Purchase of property and equipment	(19)	(51)
Purchase of available-for-sale investments	(265)	(1,741)
Sale of available-for-sale investments	5,225	1,234
Patent acquisition costs	(1,558)	(110)

Net cash provided by (used in) investing activities from continuing operations	3,383	(668)
Net cash provided by investing activities from discontinued operations	-	68
Net cash provided by (used in) investing activities	3,383	(600)

Cash flows from financing activities:
Proceeds from the exercise of stock options	111	750

Net cash provided by financing activities from continuing operations	111	750
Net cash provided by financing activities from discontinued operations	-	332
Net cash provided by financing activities	111	1,082

Increase (decrease) in cash and cash equivalents	(384)	3,972

Cash and cash equivalents, beginning (including cash and cash equivalents related to discontinued
operations - split-off of CombiMatrix Corporation of $7,829 at December 31, 2006)	40,467	40,044

Cash and cash equivalents, ending	40,083	44,016

Less: Cash and cash equivalents of discontinued operations, ending	-	(4,117)

Cash and cash equivalents of continuing operations, ending	$40,083	$39,899

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

    Acacia Research Corporation’s operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to 93 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

    CombiMatrix Group Split-off Transaction and Related Discontinued Operations.  In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, the primary component of Acacia Research Corporation’s CombiMatrix group, to become an independent public company.  On August 15, 2007 (the “Redemption Date”), CombiMatrix Corporation was split-off from Acacia Research Corporation through the redemption of all outstanding shares of Acacia Research-CombiMatrix common stock in exchange for  the distribution of new shares of CombiMatrix Corporation common stock on a pro-rata basis on the Redemption Date (the “Split-off Transaction”). Subsequent to the Redemption Date, Acacia Research Corporation no longer owns any equity interests in CombiMatrix Corporation and the two companies operate independently of each other.

    As a result of the Split-off Transaction, we have disposed of our investment in CombiMatrix Corporation.  Refer to Note 7 for information regarding presentation of the results of operations and cash flows for the CombiMatrix group as discontinued operations in the accompanying consolidated financial statements for all historical periods presented, in accordance with guidance set forth in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

    Capital Structure.  As a result of the Split-off Transaction, the CombiMatrix group is no longer a business group of Acacia Research Corporation.  Pursuant to the Split-off Transaction, all outstanding shares of Acacia Research-CombiMatrix common stock were redeemed, and hence, all rights of holders of Acacia Research-CombiMatrix common stock ceased as of the Redemption Date, except for the right, upon the surrender to the exchange agent of shares of Acacia Research-CombiMatrix common stock, to receive new shares of CombiMatrix Corporation stock.  Subsequent to the consummation of the Split-off Transaction, Acacia Research Corporation’s only class of common stock outstanding is its Acacia Research-Acacia Technologies common stock.

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

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the SEC.  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007, as reported by us in our Annual Report on Form 10-K.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of March 31, 2008, and results of operations and cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year.

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

Concentrations.  One licensee accounted for 28% of license fee revenues and three licensees individually accounted for 10% of license fee revenues recognized during the three months ended March 31, 2008.  Two licensees accounted for 39% and 25% of license fee revenues recognized during the three months ended March 31, 2007. Two licensees individually represented approximately 22% and one licensee represented 21% of accounts receivable at March 31, 2008. One licensee represented approximately 89% of accounts receivable at December 31, 2007.

Stock-Based Compensation. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statement of operations, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The fair value of restricted stock awards is determined by the product of the number of shares granted and the grant date market price of the underlying common stock.  Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate.  Pre-vesting option forfeitures are estimated at the time of grant and are reflected in stock-based compensation expense recognized in the consolidated statement of operations.

Impairment of Marketable Securities. We review impairments associated with our investments in marketable securities in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of any impairment as “temporary” or “other-than-temporary.”   For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in the consolidated statement of operations and comprehensive income (loss) (hereinafter “consolidated statement of operations”).  An impairment is deemed other than temporary unless (a) we have the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time. Refer to Note 8 for disclosures regarding investments in auction rate securities.

Income Taxes.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Acacia Research Corporation’s consolidated financial statements or consolidated tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.  The tax provisions for the periods presented relate primarily to state tax liabilities in jurisdictions where certain of our operating subsidiaries file separate state tax returns.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
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

The following table presents the weighted-average number of common shares outstanding used in basic and diluted loss per share:

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Acacia Research - Acacia Technologies stock

Basic weighted average number of common shares outstanding	29,217,636	27,841,286

Effect of dilutive stock options and restricted stock awards	-	3,128,705

Diluted weighted average number of common shares outstanding	29,217,636	30,969,991

Outstanding stock options, nonvested restricted stock and restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	5,643,600	1,525,158

Acacia Research - CombiMatrix stock - Discontinued Operations - Split-off of CombiMatrix Corporation(1)

Basic and diluted weighted average number of common shares outstanding	-	52,516,220

Outstanding stock options and warrants excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	-	21,195,937
____________________
(1) Reflects activity and amounts outstanding as of the Redemption Date.

4.	PATENTS

Acacia Research Corporation’s only identifiable intangible assets at March 31, 2008 and December 31, 2007, are patents and patent rights.  Patent related accumulated amortization totaled $18,635,000 and $17,300,000 as of March 31, 2008 and December 31, 2007, respectively.

Our patents and patent rights have remaining estimated economic useful lives ranging from one to seven years.  The weighted average remaining estimated economic useful life of our patents and patent rights is four years.  Annual aggregate amortization expense is estimated to be $3,356,000 for the remainder of 2008, $4,059,000 in 2009, $3,868,000 in 2010, $2,963,000 in 2011 and $953,000 in 2012.  At March 31, 2008 and December 31, 2007, all of our acquired intangible assets were subject to amortization.

For the three months ended March 31, 2008 and 2007, we incurred patent acquisition costs totaling $1,558,000 and $110,000 in connection with the acquisition of the rights to additional patent portfolios.  The patents and patent rights acquired have estimated economic useful lives of approximately seven years.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB statement No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in Statement 133 about an entity’s derivative instruments and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of statement No. 157, “Fair Value Measurements” (SFAS No. 157), by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  Refer to Note 8 for information regarding the implementation of SFAS No. 157.  We do not expect the adoption of FSP No. FAS 157-2 to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of business combinations. SFAS No. 141R is effective for Acacia Research Corporation as of January 1, 2009. We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 is effective for Acacia Research Corporation beginning January 1, 2009. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial position, results of operations or cash flows.

6.	COMMITMENTS AND CONTINGENCIES

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

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Guarantees and Indemnifications

Certain of our operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business.  In connection with certain facility leases, Acacia Research Corporation and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases.  Acacia Research Corporation indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.  However, Acacia Research Corporation has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any.  The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations.   The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that we could be obligated to make.  To date, we have made no payments related to these guarantees and indemnities.  We estimate the fair value of our indemnification obligations to be insignificant based on this history and have therefore, not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

7.	DISCONTINUED OPERATIONS - SPLIT-OFF OF COMBIMATRIX CORPORATION

In January 2006, Acacia Research Corporation’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix Corporation, to become an independent public company.  On August 15, 2007 (the “Redemption Date”), CombiMatrix Corporation was split-off from Acacia Research Corporation through the redemption of all outstanding shares of AR-CombiMatrix stock in exchange for the distribution of new shares of CombiMatrix Corporation common stock on a pro-rata basis as of the Redemption Date (the “Split-off Transaction”).  Subsequent to the Redemption Date, Acacia Research Corporation no longer owns any equity interests in CombiMatrix Corporation and the two companies operate independently of each other.

As a result of the Split-off Transaction, we have disposed of our investment in CombiMatrix Corporation, the CombiMatrix group is no longer a business group of Acacia Research Corporation, Acacia Research Corporation does not have any continuing involvement in the operations of CombiMatrix Corporation and the assets, liabilities, results of operations and cash flows of CombiMatrix Corporation have been eliminated from the continuing operations of Acacia Research Corporation.  As a result, in accordance with guidance set forth in SFAS No. 144, Acacia Research Corporation’s accompanying consolidated statements of operations and statements of cash flows for all historical periods presented reflect the results of operations and cash flows for CombiMatrix Corporation as discontinued operations.  CombiMatrix Corporation was previously presented as a separate operating segment of Acacia Research Corporation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The Split-off Transaction was accounted for by Acacia Research Corporation at historical cost.  Accordingly, no gain or loss on disposal was recognized in the accompanying consolidated statements of operations.

Revenues and pretax loss included in discontinued operations for the three months ended March 31, 2007 were $1,137,000 and ($2,133,000), respectively. Net loss from discontinued operations related to CombiMatrix Corporation includes direct costs incurred in connection with the Split-off Transaction, originally included in Acacia Research Corporation corporate accounts, totaling $36,000 for the three months ended March 31, 2007.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

In September 2006, the FASB issued statement No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. We have adopted the provisions of SFAS No. 157 effective January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not materially impact our financial condition, results of operations, or cash flows, SFAS No. 157 requires us to provide additional disclosures as part of our consolidated financial statements.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, we held investment grade auction rate securities with a par value totaling $6,000,000. Our auction rate securities consist of high credit quality securities issued by closed-end investment companies with portfolio asset coverage of at least 200%, and auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, substantially all of which carry credit ratings of AAA.  Auction rate securities are classified as available-for-sale securities and reflected at fair value in accordance with the requirements of SFAS No. 157.

Historically, our auction rate securities were recorded at cost, which approximated their fair market value due to their variable interest rates, which typically reset every 7 to 35 days, despite the long-term nature of their stated contractual maturities.  The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers, the risk of a failed auction exists.  Due to recent liquidity issues in the global credit and capital markets, these securities experienced several failed auctions since February 2008.  In such case of a failure, the auction rate securities continue to pay interest at the maximum rate in accordance with their terms; however, we may not be able to access the par value of the invested funds until a future auction of these investments is successful, the security is called by the issuer, or a buyer is found outside of the auction process.

As a result of the recent failed auctions, there are no reliable current observable market prices available for these securities for purposes of establishing fair market value as of March 31, 2008.  As a result, the fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of March 31, 2008.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to our auction rate securities was also considered when possible.

At March 31, 2008, the par value of auction rate securities collateralized by student loan portfolios totaled $3,000,000.  As a result of the liquidity issues associated with the failed auctions, we estimate that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent in the accompanying March 31, 2008 unaudited Consolidated Balance Sheet.  In addition, as a result of the analysis described above and the estimate that it will take in excess of twelve months for the market for student loan collateralized instruments to recover, we have recorded an other-than-temporary loss of $263,000 for our student loan collateralized instruments, in the accompanying unaudited statements of operations.  The balance of our auction rate securities, with a par value totaling $3,000,000, are issued by high credit quality closed-end investment companies, for which the market has recently had a number of successful auctions and or redemptions at par value.  Management believes that the fair value of our auction rate securities issued by closed-end investment companies continue to approximate their par value as of March 31, 2008.

We will continue to monitor and evaluate our investments in auction rate securities for any further reduction in liquidity and potential impairment in future periods.  If it is determined that any future valuation adjustments are other-than-temporary, we would record additional charges to earnings as appropriate.  Any future fluctuation in fair value related to these instruments that are deemed to be temporary, would be recorded to accumulated other comprehensive income.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at March 31, 2008, were as follows (in thousands):

Description	Balance at March 31, 2008	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Auction rate securities	$5,737	-	-	$5,737

    As a result of the change in market conditions, during the first quarter of 2008, we changed the valuation methodology for auction rate securities to include consideration of the factors discussed above and reference to a discounted cash flow analysis.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the initial adoption of SFAS No. 157 at January 1, 2008.  The following table presents the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at March 31, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Auction rate securities:
Balance at December 31, 2007	$-
Transfers to Level 3	6,000
Total gains or (losses) (realized or unrealized):
Included in earnings	(263)
Included in other comprehensive income	-
Purchases and settlements (net)	-
Balance at March 31, 2008	$5,737

There were no gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 14, 2008.

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

General

As used in this Form 10-Q, “we,” “us” and “our” refer to Acacia Research Corporation and/or its wholly owned operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia Research Corporation’s wholly owned operating subsidiaries.

Acacia Research Corporation, a Delaware corporation, was originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

The following discussion is based primarily on our unaudited consolidated balance sheet as of March 31, 2008, and on our unaudited consolidated statements of operations for the period from January 1, 2008 to March 31, 2008. The discussion compares the activities for the three months ended March 31, 2008, to the activities for the three months ended March 31, 2007. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.  This information should also be read in conjunction with the “Risk Factors” referred to in Part II, Item 1A of this report.

Business

Acacia Research Corporation’s operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to 93 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

Other

CombiMatrix Group Split-off Transaction and Related Discontinued Operations. As discussed below under the caption “Discontinued Operations – Split-off of CombiMatrix Corporation,” the CombiMatrix group, which was previously presented as a separate reportable segment, was split-off from Acacia Research Corporation (the “Split-off Transaction”), effective August 15, 2007 (the “Redemption Date”).  As such, the results of operations for all historical periods for the CombiMatrix group in the accompanying consolidated financial statements are presented as part of Acacia Research Corporation’s results from discontinued operations in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144.

Overview

Our operating activities during the three months ended March 31, 2008 and 2007, were principally focused on the continued development, licensing and enforcement of the patent portfolios owned or controlled by our operating subsidiaries, including the continued pursuit of multiple ongoing technology licensing and enforcement  programs and the commencement of new technology licensing and enforcement programs.  In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to partner with patent owners and provide our unique intellectual property licensing, development and enforcement services.

Revenues included license fees from four new technology licensing and enforcement programs during the three months ended March 31, 2008, including our Electronic Message Advertising technology, Remote Management of Imaging Devices technology, High Quality Image Processing technology, and Wireless Traffic Information technology licensing programs.  Revenues for the three months ended March 31, 2008 also included fees from the licensing of our DMT® technology, Pop-Up Internet Advertising technology, Telematics technology, Rule Based Monitoring technology, Portable Storage Devices with Links technology, Image Resolution Enhancement technology, and Electronic Address List Management technology licensing programs.  On a consolidated basis, as of March 31, 2008, 32 of our licensing programs had begun generating licensing revenues, up from 24 licensing programs as of March 31, 2007.

Management measures and assesses the performance and growth of the patent licensing and enforcement business conducted by our operating subsidiaries based on consolidated license fee revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues were $36.5 million as of March 31, 2008, $52.6 million as of December 31, 2007, $47.9 million as of September 30, 2007, $46.8 million as of June 30, 2007, $55.3 million as of March 31, 2007, and $34.8 million at December 31, 2006.

Operating expenses increased during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, due primarily to the hiring of additional patent licensing, business development and engineering personnel since the end of the prior year quarter, an increase in business development and licensing related patent research and consulting costs, and an increase in corporate, general and administrative costs related to ongoing operations.  The increase in operating expenses is reflective of the continued growth and expansion of our operating subsidiaries’ technology licensing and enforcement businesses.  Inventor royalties expenses and contingent legal fee expenses decreased during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, primarily due to the related fluctuations in license fee revenues, as discussed above, and the impact of the varying economic terms related to inventor agreements and contingent legal fee arrangements associated with the revenue generating patent portfolios in each period.

During the three months ended March 31, 2008, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, five patent portfolios covering a variety of applications.  Patent rights acquired during the three months ended March 31, 2008 included the following:

•
Surgical Catheter.  This patented technology generally relates to surgical devices, such as percutaneously insertable catheters and cannulas, that are used to access the circulatory system. These devices can be used in cardiology and other surgical procedures.

•
Vehicle Maintenance Systems. This patented technology generally relates to vehicle maintenance alerts.  This technology may be used to alert a driver that an oil change or other vehicle maintenance should be performed.

•
Online Ad Tracking.  This patented technology generally relates to tracking advertising usage on a network such as the Internet. For example, this technology can be used to track click through rates of web site advertising.

•	Videoconferencing. This patented technology relates to videoconferencing systems and services based on the Internet.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the consolidated financial statements for the periods presented.

As of March 31, 2008, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our revenue generating opportunities and accelerate the execution of our business strategy, as we continue to build our leadership position in patent licensing.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2007 Annual Report on Form 10-K, filed on March 14, 2008, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates section.  In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Acacia Research Corporation
Comparison of the Results of Operations for the Three Months Ended March 31, 2008 and 2007

Net Income (Loss) (In thousands)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Income (loss) from continuing operations	$(4,489)	$4,435
Loss from discontinued operations - Split-off of CombiMatrix Corporation and other	-	(2,133)
Net income (loss)	$(4,489)	$2,302

The changes in net income (loss) were primarily due to operating results and activities as discussed below.

Revenues (In thousands)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

License fees	$9,048	$25,185

License Fees.  Revenues for the three months ended March 31, 2008 included license fees from 24 new licensing agreements covering 12 of our technology licensing and enforcement programs, as compared to 22 new licensing agreements covering 11 of our technology licensing and enforcement programs in the same period in 2007.    License fee revenues recognized by our operating subsidiaries fluctuate from period to period primarily based on the following factors:

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

One licensee accounted for 28% and three licensees individually accounted for 10% of license fee revenues recognized during the three months ended March 31, 2008, and two licensees accounted for 39% and 25% of license fee revenues recognized during the three months ended March 31, 2007.

Costs incurred in connection with our operating subsidiaries licensing and enforcement activities, other than inventor royalties expense, contingent legal fees expense and patent-related legal expenses, are included in marketing, general and administrative expenses.

Operating Expenses (In thousands)

	For the Three Months Ended
	March 31, 2008	March 31, 2007

Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,829 and $763 for the three months ended March 31, 2008 and 2007, respectively)	$6,626	$4,328
Inventor royalties and contingent legal fees expense - patents	4,731	14,122
Legal expenses - patents	1,016	1,367

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses consist of employee compensation and related personnel costs, including non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, public relations, marketing, stock administration and other corporate costs, and patent related development, commercialization, research, consulting and maintenance costs.

Excluding the impact of non-cash stock compensation charges discussed below, the net increase was due primarily to the addition of licensing, business development and engineering personnel since the end of the prior year quarter, an increase in business development and licensing related patent research and consulting costs and an increase in corporate, general and administrative costs.  The overall increase in marketing, general and administrative expenses is reflective of the continued growth and expansion of our operating subsidiaries’ intellectual property acquisition, licensing and enforcement businesses and related ongoing operations.  The increase was partially offset by a decrease in consulting expenses due to the expiration of the consulting agreement with the former CEO of Global Patent Holdings, LLC in January 2007 and a decrease in severance related costs.

Non-cash stock compensation charges increased during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, due to the issuance of new equity based incentive awards to new and existing employees since the end of the prior year quarter.  There was not a similar grant of equity based incentive awards to existing employees during the period from April 1, 2006 to March 31, 2007.  The fluctuation also reflects the increase in the average fair value of equity based incentive awards expensed in each period, which was approximately $10.77 and $5.40, for the three months ended March 31, 2008 and 2007, respectively.  Non-cash stock compensation expense for the three months ended March 31, 2007 also includes a credit of $170,000, related to the reversal of certain non-cash stock compensation charges recorded in previous periods due to the pre-vesting forfeiture of certain share-based awards in connection with certain employee separations in March 2007.

A summary of the main drivers of the change in marketing, general and administrative expenses, including the impact of non-cash stock compensation charges, for the periods presented, is as follows (in thousands):

For the Three Months
Ended March 31,
2008 vs. 2007

Increase in personnel expenses	$826
One-time severance charge for employee separation	(360)
Decrease in foreign taxes paid on licensing fees	(145)
Increase in patent development / commercialization and other marketing, general and administrative costs	985
Increase in non-cash stock compensation expense	1,066
Decrease in consulting expenses paid to former CEO of Global Patent Holdings, LLC	(74)

Inventor Royalties and Contingent Legal Fees Expense.  Inventor royalties expense totaled $2.1 million and $5.5 million for the three months ended March 31, 2008 and 2007, respectively, and contingent legal fees expense totaled $2.6 million and $8.6 million for the three months ended March 31, 2008 and 2007, respectively.  Inventor royalties expenses and contingent legal fees expenses for the periods presented were incurred in connection with the recognition of the related license fee revenues, summarized above.  The majority of the patent portfolios owned or controlled by our operating subsidiaries are subject to patent and patent rights agreements with inventors containing provisions granting to the original patent owner the right to receive inventor royalties based on future net revenues, as defined in the respective agreements, and may also be subject to contingent legal fee arrangements with external law firms engaged on a contingent fee basis.  The economic terms of the inventor and contingent fee arrangements, if any, vary across our patent portfolios.  As such, inventor royalties and contingent legal fee expenses fluctuate period to period based on the amount of revenues recognized each period and the mix of specific patent portfolios, with varying economic terms, generating revenues each period.  The decrease in inventor royalties expense and contingent legal fees expense for the periods presented primarily reflects the decrease in license fee revenues, as discussed above.

Legal Expense – Patents. Patent-related legal expenses include patent-related prosecution and enforcement costs incurred by outside law firms engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis.  Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.  We expect patent-related legal expenses to continue to fluctuate quarter to quarter based on the factors summarized above, in connection with our current and future patent commercialization and enforcement programs.

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

As a result of the Split-off Transaction, we have disposed of our investment in CombiMatrix Corporation, and therefore, in accordance with guidance set forth in SFAS No. 144, Acacia Research Corporation’s accompanying consolidated statements of operations and statements of cash flows for all historical periods presented reflect the results of operations and cash flows for CombiMatrix Corporation as discontinued operations.  CombiMatrix Corporation was previously presented as a separate operating segment of Acacia Research Corporation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Refer to Note 7 to the unaudited consolidated financial statements included elsewhere herein for information regarding the accounting for the Split-off Transaction and information regarding the revenues and pretax loss included in discontinued operations for the historical periods presented.

Inflation

Inflation has not had a significant impact on Acacia Research Corporation.

Liquidity and Capital Resources

Acacia Research Corporation’s consolidated cash and cash equivalents and investments totaled $45.8 million at March 31, 2008, compared to $51.4 million at December 31, 2007. Working capital at March 31, 2008 was $42.6 million, compared to $48.1 million at December 31, 2007.  The change in working capital primarily reflects the impact of cash flows used in continuing operating, investing and financing activities, as discussed below.

 In addition, the change in working capital also reflects the reclass of $3.0 million (par value) of auction rate securities collateralized by student loans to noncurrent assets as of March 31, 2008, as discussed below.

The net increase (decrease) in cash and cash equivalents related to continuing operations for the periods presented was comprised of the following (in thousands):

	For the Three Months Ended
	March 31, 2008	March 31, 2007
Net cash provided by (used in) continuing operations:
Operating activities	$(3,880)	$7,435
Investing activities	3,383	(668)
Financing activities	111	50

Cash Flows from Continuing Operating Activities.  Cash receipts from licensees for the three months ended March 31, 2008 decreased to $6.2 million, from $23.4 million in the comparable 2007 period, due to the decrease in license fee revenues, as discussed above.  Cash outflows from operations for the three months ended March 31, 2008 decreased to $10.1 million, as compared to $16.0 million in the comparable 2007 period, due to the net decrease in operating expenses, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.  Accounts receivable increased to $4.3 million at March 31, 2008, compared to $1.4 million at December 31, 2007.

Cash Flows from Continuing Investing Activities. The change in net cash flows used in investing activities was primarily due to net purchases and sales of available-for-sale investments in connection with ongoing short-term cash management activities during the periods presented.  Net cash outflows from investing activities for the three months ended March 31, 2008 also included patent related acquisition costs totaling $1,558,000, as compared to $110,000 in the comparable 2007 period.

Cash Flows from Continuing Financing Activities.  Net cash flows provided by financing activities during the three months ended March 31, 2008 included proceeds from the exercise of AR-Acacia Technologies stock options totaling $111,000, as compared to $750,000 for the comparable 2007 period.

Management believes that the cash and cash equivalent balances, investments, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet Acacia Research Corporation and its subsidiaries’ cash requirements through at least March 2009 and for the foreseeable future.  We may however encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in Acacia Research Corporation’s Risk Factors on page 6 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 14, 2008.  Any efforts to seek additional funding could be made through equity, debt or other external financing; however there can be no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

Auction Rate Securities.  As of March 31, 2008, we held investment grade auction rate securities with a par value totaling $6.0 million. Our auction rate securities consist of high credit quality securities issued by closed-end investment companies with portfolio asset coverage of at least 200%, and auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, substantially all of which carry credit ratings of AAA.  Auction rate securities are classified as available-for-sale securities and reflected at fair value in accordance with the requirements of SFAS No. 157.

Historically, our auction rate securities were recorded at cost, which approximated their fair market value due to their variable interest rates, which typically reset every 7 to 35 days, despite the long-term nature of their stated contractual maturities.  The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists.  Due to recent liquidity issues in the global credit and capital markets, these securities experienced several failed auctions since February 2008.  In such case of a failure, the auction rate securities continue to pay interest, at the maximum rate, in accordance with their terms; however, we may not be able to access the par value of the invested funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process.

As a result of the recent failed auctions, there are no reliable current observable market prices available for these securities for purposes of establishing fair market value as of March 31, 2008.  As a result, the fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of March 31, 2008.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase at par for each period and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to our auction rate securities was also considered when possible.

At March 31, 2008, the par value of auction rate securities collateralized by student loan portfolios totaled $3.0 million.  As a result of the liquidity issues associated with the failed auctions, we estimate that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent in the accompanying March 31, 2008 unaudited Consolidated Balance Sheet.  In addition, as a result of the analysis described above and the estimate that it will take in excess of twelve months for the market for student loan collateralized instruments to recover, we have recorded an other-than-temporary loss of $263,000 for our student loan collateralized instruments in the accompanying unaudited statements of operations.  The balance of our auction rate securities, with a par value totaling $3.0 million, are issued by high credit quality closed-end investment companies, for which the market has recently had a number of successful auctions and or redemptions at par value.  Management believes that the fair value of our auction rate securities issued by closed-end investment companies continue to approximate their par value as of March 31, 2008.

We will continue to monitor and evaluate our investments in auction rate securities for any further reduction in liquidity and potential impairment in future periods.  If it is determined that any future valuation adjustments are other-than-temporary, we would record additional charges to earnings as appropriate.  Any future fluctuation in fair value related to these instruments that are deemed to be temporary, would be recorded to accumulated other comprehensive income.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2008.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists our material known future cash commitments as of March 31, 2008:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Remaining 2008	2009	2010	2011	2012	2013 and Thereafter
Operating leases	$3,563	$581	$903	$939	$977	$163	$-
Total contractual cash obligations	$3,563	$581	$903	$939	$977	$163	$-

FIN 48 Liability.  As of March 31, 2008, the liability for uncertain tax positions, associated primarily with state income taxes, was $115,000, of which none is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in the consolidated balance sheet.

Recent Accounting Pronouncements

Refer to Note 2 and Note 8 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2008, our investments were comprised of money market funds and auction rate securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of March 31, 2008.  Refer to Part II. Item 1A. “Risk Factors,” Part I. Item 2. “Liquidity and Capital Resources,” and Note 8 to the Acacia Research Corporation consolidated financial statements included in this report for additional information.

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

Changes in Internal Controls

(b) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2008) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Refer to Note 6 to the Acacia Research Corporation consolidated financial statements, contained in Part I, Item 1 of this report, and hereby incorporated by reference.

Item 1A.	RISK FACTORS

An investment in our stock involves a number of risks. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this quarterly report and in our annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 14, 2008. If any of the risks included in this quarterly report or our annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment. You should carefully review the “Risk Factors” set forth on pages 6 through 13 of our annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 14, 2008 and hereby incorporated by reference. You should also carefully consider the following updated risk factor previously included in the documents incorporated by reference above.

OUR INVESTMENTS IN AUCTION RATE SECURITIES ARE SUBJECT TO RISKS, INCLUDING THE CONTINUED FAILURE OF FUTURE AUCTIONS, WHICH MAY CAUSE US TO INCUR LOSSES OR HAVE REDUCED LIQUIDITY.

At March 31, 2008, our investments in marketable securities consist of auction rate securities. Our auction rate securities are investment grade quality and were in compliance with our investment policy when purchased.  Historically, our auction rate securities were recorded at cost, which approximated their fair market value due to their variable interest rates, which typically reset every 7 to 35 days, despite the long-term nature of their stated contractual maturities.  The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists.  Due to recent liquidity issues in the global credit and capital markets, these securities experienced several failed auctions since February 2008.  In such case of a failure, the auction rate securities continue to pay interest, at the maximum rate, in accordance with their terms, however, we may not be able to access the par value of the invested funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process.

At March 31, 2008, the par value of auction rate securities collateralized by student loan portfolios totaled $3.0 million.  As a result of the liquidity issues associated with the failed auctions, we estimate that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent in the accompanying March 31, 2008 unaudited Consolidated Balance Sheet.  In addition, as a result of our analysis of the estimated fair value of our student loan collateralized instruments, as described at Note 8 to the consolidated financial statements included elsewhere herein, and the estimate that it will take in excess of twelve months for the market for student loan collateralized instruments to recover, we have recorded an other-than-temporary loss of $263,000 for our student loan collateralized instruments in the accompanying unaudited statements of operations.  The balance of our auction rate securities, with a par value totaling $3.0 million, are issued by high credit quality closed-end investment companies, for which the market has recently had a number of successful auctions and or redemptions at par value.  Management believes that the fair value of our auction rate securities issued by closed-end investment companies continue to approximate their par value as of March 31, 2008.

Given the deteriorating credit markets, and the increased incidence of failure within the auction market since February 2008, there can be no assurance as to when we would be able to liquidate a particular issue.  Furthermore, if this situation were to persist despite our ability to hold such investments until maturity, we may be required to record an impairment charge in a future period.  The systemic failure of future auctions for auction rate securities may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity, and financial condition. Refer to Note 8 to our Notes to Consolidated Financial Statements for additional information about our investments in auction rate securities and the implementation of SFAS No. 157, Fair Value Measurements.

Item 5.    OTHER INFORMATION

Subsequent to the Company’s first quarter 2008 earnings press release and 8-K filed with the SEC on April 24, 2008, the Company completed its analysis of the estimated fair value and balance sheet classification of its auction rate securities, and recorded additional first quarter 2008 accrued expenses, with the following impact on the preliminary net loss and loss per share previously announced (In thousands):

Preliminary net loss, initially reported	$(3,949)

Loss on investments(1)	(263)
Additional accrued expenses	(277)

Adjusted net loss, as reported on Form 10-Q	$(4,489)

Preliminary loss per share, as reported	$(0.14)
Adjusted loss per share, as reported on Form 10-Q	$(0.15)
______________________
(1)  Refer to Note 8 to the consolidated financial statements included elsewhere herein.

Item 6.	EXHIBITS

2.1	Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated March 20, 2002 (1)

10.1	Employment Agreement with Paul Ryan (2)

10.2	Employment Agreement with Robert L. Harris (2)

10.3	Amended Employment Agreement with Clayton J. Haynes (2)

10.4	Addendum to Employment Agreement with Edward Treska (2)

31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________
(1)
Incorporated by reference to as Appendix A to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(2)	Incorporated by reference to Acacia Research Corporation’s Report on Form 8-K filed with the SEC on March 31, 2008 (SEC File No. 000-026068).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By:	/s/ Paul R. Ryan
Paul R. Ryan
Chief Executive Officer
(Authorized Signatory)

By:	/s/ Clayton J. Haynes
Clayton J. Haynes
Chief Financial Officer /Treasurer
(Principal Financial Officer)

Date: May 8, 2008

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT

2.1	Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (1)

10.1	Employment Agreement with Paul Ryan (2)

10.2	Employment Agreement with Robert L. Harris (2)

10.3	Amended Employment Agreement with Clayton J. Haynes (2)

10.4	Addendum to Employment Agreement with Edward Treska (2)

31.1	Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

(1)
Incorporated by reference as Appendix A to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(2)	Incorporated by reference to Acacia Research Corporation’s Report on Form 8-K filed with the SEC on March 31, 2008 (SEC File No. 000-026068).