Form 10-Q
period 2008-06-30
ACACIA RESEARCH CORP
filed 2008-07-30
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of July 28, 2008, 30,937,327 shares of Acacia Research Corporation common stock were issued and outstanding.

 ACACIA RESEARCH CORPORATION

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	June 30,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$41,059	$40,467
Short-term investments	2,151	10,966
Accounts receivable	4,386	1,409
Prepaid expenses and other current assets	1,381	1,356

Total current assets	48,977	54,198

Property and equipment, net of accumulated depreciation	281	323
Patents, net of accumulated amortization	15,386	16,307
Investments - noncurrent	2,537	-
Other assets	224	223

	$67,405	$71,051

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,915	$3,462
Royalties and contingent legal fees payable	4,881	2,343
Deferred revenues	272	321

Total current liabilities	8,068	6,126

Other liabilities	153	121

Total liabilities	8,221	6,247

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock
Acacia Research Corporation preferred stock, par value $0.001 per share; 10,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock
Acacia Research Corporation common stock, par value $0.001 per share;
100,000,000 shares authorized; 30,937,327 and 30,102,482 shares issued and
outstanding as of June 30, 2008 and December 31, 2007, respectively	30	30
Additional paid-in capital	163,881	159,972
Accumulated comprehensive income	(2)	(3)
Accumulated deficit	(104,725)	(95,195)

Total stockholders' equity	59,184	64,804

	$67,405	$71,051

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

License fee revenues	$7,116	$5,865	$16,164	$31,050

Operating expenses:
Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,938 and $3,767 for the three and six months ended June 30, 2008 and $1,144 and $1,907 for the three and six months ended June 30, 2007)	5,947	4,190	12,573	8,518
Inventor royalties and contingent legal fees expense - patents	4,105	3,406	8,836	17,528
Legal expenses - patents	1,073	1,069	2,089	2,436
Amortization of patents	1,244	1,314	2,579	2,630

Total operating expenses	12,369	9,979	26,077	31,112

Operating loss	(5,253)	(4,114)	(9,913)	(62)

Other income (expense):
Interest income	238	650	693	1,057
Loss on investments	-	-	(263)	-

Total other income (expense)	238	650	430	1,057

Income (loss) from continuing operations before income taxes	(5,015)	(3,464)	(9,483)	995

Provision for income taxes	(26)	(124)	(47)	(148)

Income (loss) from continuing operations	(5,041)	(3,588)	(9,530)	847

Discontinued operations:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	-	(3,667)	-	(5,800)

Net loss	(5,041)	(7,255)	(9,530)	(4,953)

Unrealized gain (loss) on short-term investments	2	(10)	1	(18)
Unrealized gain on foreign currency translation	-	1	-	1
Unrealized gain from discontinued operations - Split-off of CombiMatrix Corporation	-	1	-	10

Comprehensive loss	$(5,039)	$(7,263)	$(9,529)	$(4,960)

Income (loss) per common share:
Acacia Research - Acacia Technologies stock:
Net income (loss)	$(5,041)	$(3,588)	$(9,530)	$847
Basic earnings (loss) per share	(0.17)	(0.13)	(0.33)	0.03
Diluted earnings (loss) per share	(0.17)	(0.13)	(0.33)	0.03

Acacia Research - CombiMatrix stock - Discontinued Operations - Split-off of CombiMatrix Corporation:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	$-	$(3,667)	$-	$(5,800)
Basic and diluted loss per share	-	(0.06)	-	(0.11)

Weighted average shares:
Acacia Research - Acacia Technologies stock:
Basic	29,321,176	28,298,328	29,269,713	28,071,069
Diluted	29,321,176	28,298,328	29,269,713	31,064,677
Acacia Research - CombiMatrix stock:
Basic and diluted	-	57,143,839	-	54,842,813

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net loss	$(9,530)	$(4,953)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations:
Discontinued operations - Split-off of CombiMatrix Corporation	-	5,800
Depreciation and amortization	2,645	2,687
Non-cash stock compensation	3,767	1,907
Loss on investments	263	-
Other	4	(21)
Changes in assets and liabilities:
Accounts receivable	(2,977)	(1,911)
Prepaid expenses and other assets	(26)	(220)
Accounts payable and accrued expenses	(517)	(82)
Royalties and contingent legal fees payable	2,538	492
Deferred revenues	(49)	(109)

Net cash provided by (used in) operating activities from continuing operations	(3,882)	3,590
Net cash provided by (used in) operating activities from discontinued operations	2	(6,679)
Net cash used in operating activities	(3,880)	(3,089)

Cash flows from investing activities:
Purchase of property and equipment	(23)	(160)
Purchase of available-for-sale investments	(265)	(5,477)
Sale of available-for-sale investments	6,277	2,959
Patent acquisition costs	(1,659)	(1,395)

Net cash provided by (used in) investing activities from continuing operations	4,330	(4,073)
Net cash used in investing activities from discontinued operations	-	(3,960)
Net cash provided by (used in) investing activities	4,330	(8,033)

Cash flows from financing activities:
Proceeds from the exercise of stock options	142	3,159

Net cash provided by financing activities from continuing operations	142	3,159
Net cash provided by financing activities from discontinued operations	-	5,369
Net cash provided by financing activities	142	8,528

Increase (decrease) in cash and cash equivalents	592	(2,594)

Cash and cash equivalents, beginning (including cash and cash equivalents related to discontinued
operations - split-off of CombiMatrix Corporation of $7,829 at December 31, 2006)	40,467	40,044

Cash and cash equivalents, ending	41,059	37,450

Less: Cash and cash equivalents of discontinued operations, ending	-	(2,383)

Cash and cash equivalents of continuing operations, ending	$41,059	$35,067

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Acacia Research Corporation is comprised of Acacia Research Corporation and its wholly owned operating subsidiaries.  As used herein, “we,” “us” and “our” refer to Acacia Research Corporation and/or its wholly owned operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia Research Corporation’s wholly owned operating subsidiaries.

Our operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to 95 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

As a result of the Split-off Transaction, we disposed of our investment in CombiMatrix Corporation.  Refer to Note 7 for information regarding presentation of the results of operations and cash flows for the CombiMatrix group as discontinued operations in the accompanying consolidated financial statements for all historical periods presented, in accordance with guidance set forth in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Capital Structure.  As a result of the Split-off Transaction, as of the Redemption Date, the CombiMatrix group is no longer a business group of Acacia Research Corporation.  Pursuant to the Split-off Transaction, all outstanding shares of Acacia Research-CombiMatrix common stock were redeemed, and hence, all rights of holders of Acacia Research-CombiMatrix common stock ceased as of the Redemption Date, except for the right, upon the surrender to the exchange agent of shares of Acacia Research-CombiMatrix common stock, to receive new shares of CombiMatrix Corporation stock.  Subsequent to the consummation of the Split-off Transaction, Acacia Research Corporation’s only class of common stock outstanding is its Acacia Research-Acacia Technologies common stock.

On May 20, 2008, Acacia Research Corporation stockholders approved the amendment and restatement of Acacia Research Corporation’s Certificate of Incorporation to eliminate all references to Acacia Research-CombiMatrix common stock and all provisions relating to the rights and obligations pursuant to the Acacia Research -CombiMatrix stock.  As a result of the amendment and restatement, the name of “Acacia Research -Acacia Technologies stock” was changed to “common stock,” and the Acacia Research Corporation common stock is the only class of common stock authorized pursuant to the amended and restated Certificate of Incorporation.

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

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of June 30, 2008, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Concentrations.  Two licensees individually accounted for 27% and 21% of license fee revenues recognized during the three months ended June 30, 2008, and two licensees individually accounted for 15% and 12% of license fee revenues recognized during the six months ended June 30, 2008.   Three licensees individually accounted for 21%, 14% and 14% of license fee revenues recognized during the three months ended June 30, 2007, and two licensees individually accounted for 31% and 20% of license fee revenues recognized during the six months ended June 30, 2007. Two licensees individually represented approximately 43% and 34% of accounts receivable at June 30, 2008. One licensee represented approximately 89% of accounts receivable at December 31, 2007.

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

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As a result of the Split-off Transaction, earnings or losses allocated to the CombiMatrix group are presented as discontinued operations in the accompanying consolidated financial statements. Subsequent to the Split-off Transaction, Acacia Research Corporation’s only class of common stock outstanding is its Acacia Research Corporation common stock.

The following table presents the weighted-average number of common shares outstanding used in basic and diluted loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Acacia Research Corporation common stock (2)

Basic weighted average number of common shares outstanding	29,321,176	28,298,328	29,269,713	28,071,069

Effect of dilutive stock options and restricted stock awards	-	-	-	2,993,607

Diluted weighted average number of common shares outstanding	29,321,176	28,298,328	29,269,713	31,064,677

Outstanding stock options, nonvested restricted stock and restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	6,125,010	6,170,926	6,125,010	2,008,176

Acacia Research - CombiMatrix stock - Discontinued Operations - Split-off of CombiMatrix Corporation(1)

Basic and diluted weighted average number of common shares outstanding	-	57,143,839	-	54,842,813

Outstanding stock options and warrants excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	-	30,911,753	-	30,911,753
____________________
(1)	Reflects activity and amounts outstanding as of the Redemption Date.
(2)	Refer to Note 1 for information on the May 2008 Amendment and Restatement of Acacia Research Corporation’s Certificate of Incorporation

4.  PATENTS

Acacia Research Corporation’s only identifiable intangible assets at June 30, 2008 and December 31, 2007, are patents and patent rights.  Patent related accumulated amortization totaled $19,879,000 and $17,300,000 as of June 30, 2008 and December 31, 2007, respectively.

Our patents and patent rights have remaining estimated economic useful lives ranging from one to seven years.  The weighted average remaining estimated economic useful life of our patents and patent rights is four years.  Annual aggregate amortization expense is estimated to be $2,232,000 for the remainder of 2008, $4,049,000 in 2009, $3,858,000 in 2010, $2,960,000 in 2011 and $958,000 in 2012.  At June 30, 2008 and December 31, 2007, all of our acquired intangible assets were subject to amortization.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the six months ended June 30, 2008 and 2007, we incurred patent / patent rights acquisition costs totaling $1,659,000 and $1,395,000, respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately seven years.

5.  RECENT ACCOUNTING PRONOUNCEMENTS

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

6.  COMMITMENTS AND CONTINGENCIES

Inventor Royalties and Contingent Legal Expenses

In connection with the acquisition of certain patents and patent rights, certain operating subsidiaries of Acacia Research Corporation executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net license fee revenues (as defined in the respective agreements) generated as a result of licensing the respective patents or patent portfolios.  Inventor royalties paid pursuant to the agreements are expensed in the consolidated statement of operations in the period that the related license fee revenues are recognized.  In certain instances, pursuant to the terms of the underlying inventor agreements, costs paid by us to acquire patents are recoverable from future net revenues.  Patent acquisition costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statement of operations.  Any unamortized patent acquisition costs recovered from net revenues are expensed in the period recovered, and included in “Inventor royalties and contingent legal fees – patents” in the consolidated statement of operations.

Our operating subsidiaries may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law in connection with their licensing and enforcement activities.  These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained.  In instances where there are no recoveries from potential infringers (ie. license fees), no contingent legal fees are paid; however, our operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.  Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the consolidated balance sheet.

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

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As a result of the Split-off Transaction, we disposed of our investment in CombiMatrix Corporation, the CombiMatrix group is no longer a business group of Acacia Research Corporation, Acacia Research Corporation does not have any continuing involvement in the operations of CombiMatrix Corporation and the assets, liabilities, results of operations and cash flows of CombiMatrix Corporation have been eliminated from the continuing operations of Acacia Research Corporation.  As a result, in accordance with guidance set forth in SFAS No. 144, Acacia Research Corporation’s accompanying consolidated statements of operations and statements of cash flows for all historical periods presented reflect the results of operations and cash flows for CombiMatrix Corporation as discontinued operations.  CombiMatrix Corporation was previously presented as a separate operating segment of Acacia Research Corporation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The Split-off Transaction was accounted for by Acacia Research Corporation at historical cost.  Accordingly, no gain or loss on disposal was recognized in the accompanying consolidated statements of operations.

Revenues included in discontinued operations for the three and six months ended June 30, 2007 were $1,336,000 and $2,473,000, respectively. Pretax loss included in discontinued operations for the three and six months ended June 30, 2007 was $3,667,000 and $5,800,000, respectively. Net loss from discontinued operations related to CombiMatrix Corporation includes direct costs incurred in connection with the Split-off Transaction, originally included in Acacia Research Corporation corporate accounts, totaling $100,000 and $136,000 for the three and six months ended June 30, 2007.

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

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of June 30, 2008, we held investment grade auction rate securities with a par value totaling $4,950,000. Our auction rate securities consist of high credit quality securities issued by closed-end investment companies with portfolio asset coverage of at least 200%, and auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, all of which carry credit ratings of AAA.  Auction rate securities are classified as available-for-sale securities and reflected at fair value in accordance with the requirements of SFAS No. 157.

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

As a result of the recent failed auctions, there are no reliable current observable market prices available for these securities for purposes of establishing fair market value as of June 30, 2008.  As a result, the fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of June 30, 2008.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to our auction rate securities was also considered when possible.

At June 30, 2008, the par value of auction rate securities collateralized by student loan portfolios totaled $2,800,000.  As a result of the liquidity issues associated with the failed auctions, we estimate that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent in the accompanying June 30, 2008 unaudited Consolidated Balance Sheet.  In addition, as a result of the analysis described above and the estimate that it will take in excess of twelve months for the market for student loan collateralized instruments to recover, we recorded an other-than-temporary loss of $263,000 in the accompanying unaudited statements of operations for the six months ended June 30, 2008, for our student loan collateralized instruments.  The balance of our auction rate securities, with a par value totaling $2,150,000, are issued by high credit quality closed-end investment companies, for which the market has recently had a number of successful auctions and or redemptions at par value.  Management believes that the fair value of our auction rate securities issued by closed-end investment companies continue to approximate their par value and are appropriately classified as current assets in the accompanying consolidated balance sheet as of June 30, 2008.

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

Assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at June 30, 2008, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
		Quoted Prices in	Significant Other	Significant
	Balance at	Active Markets	Observable	Unobservable
	June 30,	For Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Auction rate securities	$4,687	-	-	$4,687

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of the change in market conditions, during the first quarter of 2008, we changed the valuation methodology for auction rate securities to include consideration of the factors discussed above and reference to a discounted cash flow analysis.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the initial adoption of SFAS No. 157 at January 1, 2008.  The following table presents the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at June 30, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Auction rate securities:
Balance at December 31, 2007	$-
Transfers to Level 3	6,000
Total gains or (losses) (realized or unrealized):
Included in earnings	(263)
Included in other comprehensive income	-
Purchases and settlements (net)	(1,050)
Balance at June 30, 2008	$4,687

There were no gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008.

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

The following discussion is based primarily on our unaudited consolidated balance sheet as of June 30, 2008, and on our unaudited consolidated statements of operations for the period from January 1, 2008 to June 30, 2008. The discussion compares the activities for the three and six months ended June 30, 2008, to the activities for the three and six months ended June 30, 2007. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.  This information should also be read in conjunction with the “Risk Factors” referred to in Part II, Item 1A of this report.

Business

Acacia Research Corporation’s operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to 95 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

Overview

Our operating activities during the three and six months ended June 30, 2008 and 2007, were principally focused on the continued development, licensing and enforcement of the patent portfolios owned or controlled by our operating subsidiaries, including the continued pursuit of multiple ongoing technology licensing and enforcement  programs and the commencement of new technology licensing and enforcement programs.  In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to partner with patent owners and provide our unique intellectual property licensing, development and enforcement services.

License fee revenues recognized for the three months ended June 30, 2008 totaled $7.1 million, as compared to $5.9 million for the three months ended June 30, 2007.  License fee revenues recognized for the six months ended June 30, 2008 totaled $16.2 million, as compared to $31.1 million for the six months ended June 30, 2007.

License fee revenues for the three and six months ended June 30, 2008 included license fees from 16 and 40, respectively, new license agreements covering 11 and 16, respectively, of the Company’s technology licensing programs.  During the six months ended June 30, 2008, we recorded initial license fee revenues for 7 of our technology licensing programs, including our Authorized Spending Accounts technology, Picture Archiving & Communications System technology, Video Editing technology, Electronic Message Advertising technology, Remote Management of Imaging Devices technology, High Quality Image Processing technology and Wireless Traffic Information technology.  Revenues for the six months ended June 30, 2008 also included fees from the licensing of our Audio Communications Fraud Detection technology, Credit Card Fraud Protection technology, DMT® technology, Electronic Address List Management technology, Image Resolution Enhancement technology, Pop-up Internet Advertising technology, Portable Storage Devices with Links technology, Remote Management of Imaging Devices technology, Rule-Based Monitoring technology and Telematics technology.  License fee revenues for the three and six months ended June 30, 2007 included fees from 20 and 42, respectively, new licensing agreements, covering 8 and 12, respectively, of our technology licensing programs.  On a consolidated basis, as of June 30, 2008, 35 of our licensing programs had begun generating licensing revenues, up from 25 licensing programs as of June 30, 2007.

Management measures and assesses the performance and growth of the patent licensing and enforcement businesses conducted by our individual operating subsidiaries based on consolidated license fee revenues recognized across all of our subsidiaries’ technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues were $37.7 million as of June 30, 2008, $36.5 million as of March 31, 2008, $52.6 million as of December 31, 2007, $47.9 million as of September 30, 2007, $46.8 million as of June 30, 2007, and $34.8 million at December 31, 2006.

Marketing, general and administrative expenses increased during the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, due primarily to the hiring of additional patent licensing, business development and engineering personnel since the end of the prior year quarter, an increase in non-cash stock compensation expense, an increase in business development and licensing related patent research and consulting costs, and an increase in corporate, general and administrative costs related to ongoing operations.  The increase in operating expenses is reflective of the continued growth and expansion of our operating subsidiaries’ technology licensing and enforcement businesses.  Inventor royalties expenses and contingent legal fee expenses increased during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, and decreased for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, primarily due to the related fluctuations in license fee revenues, as discussed above.

During the six months ended June 30, 2008, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, ten patent portfolios covering a variety of applications.  Patent rights acquired during the six months ended June 30, 2008 included the following:

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
•
Laparoscopic Surgery. The patented technology relates to devices used by surgeons to help repair broken or damaged blood vessels or gastrointestinal organs. The devices can be used by cardiologists, gastrointestinal specialists, and other medical professionals.

•	Microprocessor. This patented technology relates to the execution of instructions by a processor and has applications in personal computers, servers and embedded processors.
•
Interactive TV. This patented technology generally relates to recording interactive TV responses to specific broadcast material from specific users. This technology can be used by advertisers to evaluate current advertisement effectiveness and target buyers with future advertisements.  This technology can also be used by interactive television companies to study subscriber viewing and interactivity behavior.

•
Internet Radio Advertisement. This patented technology generally relates to advertisement replacement for Internet radio. This technology can be used by radio stations to replace broadcast advertisements for distribution over the Internet.

•
Improved Printing. This patented technology generally relates to patents relating to improving print quality based on stochastic screening.  This technology renders finer detail and eliminates artifacts found in traditional halftone patterns. High-volume, commercial printers, newspapers and publishers can use this technology to improve print quality while cutting cost.

•
Enterprise Content Management. This patented technology generally relates to categorization and sharing of information within an organization and can be used to organize Internet links, electronic files and hardcopy documents.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the consolidated financial statements for the periods presented.

As of June 30, 2008, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our 2007 Annual Report on Form 10-K, filed with the SEC on March 14, 2008, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates section.  In addition, refer to Note 2 to the consolidated interim financial statements included in Part I, Item 1 of this report.

Acacia Research Corporation
Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Net Loss (In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Income (loss) from continuing operations	$(5,041)	$(3,588)	$(9,530)	$847
Loss from discontinued operations - Split-off of CombiMatrix Corporation and other	-	(3,667)	-	(5,800)
Net income (loss)	$(5,041)	$(7,255)	$(9,530)	$(4,953)

The changes in net Income (loss) were primarily due to operating results and activities as discussed below.

Revenues (In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

License fees	$7,116	$5,865	$16,164	$31,050

License Fees.  Revenues for the three months ended June 30, 2008 included license fees from 16 new licensing agreements covering 11 of our technology licensing and enforcement programs, as compared to 20 new licensing agreements covering 8 of our technology licensing and enforcement programs in the comparable 2007 period.  Revenues for the six months ended June 30, 2008 included license fees from 40 new licensing agreements covering 16 of our technology licensing and enforcement programs, as compared to 42 new licensing agreements covering 12 of our technology licensing and enforcement programs in the comparable 2007 period.  License fee revenues recognized by our operating subsidiaries fluctuate from period to period primarily based on the following factors:

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

  Two licensees individually accounted for 27% and 21% of license fee revenues recognized during the three months ended June 30, 2008, and two licensees individually accounted for 15% and 12% of license fee revenues recognized during the six months ended June 30, 2008.   Three licensees individually accounted for 21%, 14% and 14% of license fee revenues recognized during the three months ended June 30, 2007, and two licensees individually accounted for 31% and 20% of license fee revenues recognized during the six months ended June 30, 2007.

Costs incurred in connection with our operating subsidiaries licensing and enforcement activities, other than inventor royalties expense, contingent legal fees expense and patent-related legal expenses, are included in marketing, general and administrative expenses.

Operating Expenses (In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,938 and $3,767 for the three and six months ended June 30, 2008 and $1,144 and $1,907 for the three and six months ended June 30, 2007)	$5,947	$4,190	$12,573	$8,518
Inventor royalties and contingent legal fees expense - patents	4,105	3,406	8,836	17,528
Legal expenses - patents	1,073	1,069	2,089	2,436

            Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses include employee compensation and related personnel costs, including non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, public relations, marketing, stock administration and other corporate costs, and patent related development, commercialization, research, consulting and maintenance costs.

A summary of the main drivers of the change in marketing, general and administrative expenses, including the impact of non-cash stock compensation charges, for the periods presented, is as follows (in thousands):

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2008 vs. 2007	2008 vs. 2007

Addition of licensing, business development and engineering personnel	$374	$1,200
One time employee severance charges	231	(129)
Foreign taxes paid on licensing fees	(6)	(151)
Business development and licensing related patent research and consulting costs	202	1,001
Corporate, general and administrative costs	162	348
Non-cash stock compensation expense	794	1,860
Consulting expenses paid to former CEO of Global Patent Holdings, LLC	-	(74)

The net increase in marketing, general and administrative expense for the periods presented is reflective of the continued growth and expansion of our operating subsidiaries’ intellectual property acquisition, licensing and enforcement businesses and related ongoing operations.

Non-cash stock compensation charges increased during the three and six months ended June 30, 2008, as compared to the three and six months ended June 30, 2007, primarily due to the issuance of additional equity based incentive awards to new and existing employees since May 2007, in accordance with our ordinary stock based incentive compensation practices.  The fluctuation also reflects an increase in the average fair value of equity based incentive awards expensed in each period.  The average fair value of equity based incentive awards expensed was approximately $10.51 and $10.70, for the three and six months ended June 30, 2008, respectively, as compared to approximately $6.16 and $5.80 for the three and six months ended June 30, 2007, respectively.  The fair value of restricted stock awards to be expensed over the applicable vesting period on a straight-line basis is determined by the product of the number of shares granted and the grant date market price of the underlying common stock.

Inventor Royalties and Contingent Legal Fees Expense.  For the three and six months ended June 30, 2008, inventor royalties expenses were $2.2 million and $4.3 million, as compared to $1.6 million and $7.1 million for the three and six months ended June 30, 2007, respectively.  Contingent legal fees expenses incurred during the three and six months ended June 30, 2008 were $1.9 million and $4.6 million, as compared to $1.8 million and $10.4 million during the three and six months ended June 30, 2007, respectively.  Inventor royalties expenses and contingent legal fees expenses for the periods presented were incurred in connection with the recognition of the related license fee revenues, summarized above.  The majority of the patent portfolios owned or controlled by our operating subsidiaries are subject to patent and patent rights agreements containing provisions granting to the original patent owner the right to receive inventor royalties based on future net revenues, as defined in the respective agreements, and may also be subject to contingent legal fee arrangements with external law firms engaged on a contingent fee basis.  The economic terms of the inventor and contingent fee arrangements, if any, vary across our patent portfolios.  As such, inventor royalties and contingent legal fee expenses fluctuate period to period based on the amount of revenues recognized each period and the mix of specific patent portfolios, with varying economic terms, generating revenues each period.  The increase in inventor royalties expense and contingent legal fees expense for the three months ended June 30, 2008 and 2007 and the decrease in inventor royalties expense and contingent legal fees expense for the six months ended June 30, 2008 and 2007 primarily reflects the fluctuations in license fee revenues for same periods, as discussed above.

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

As a result of the Split-off Transaction, we disposed of our investment in CombiMatrix Corporation, and therefore, in accordance with guidance set forth in SFAS No. 144, Acacia Research Corporation’s accompanying consolidated statements of operations and statements of cash flows for all historical periods presented reflect the results of operations and cash flows for CombiMatrix Corporation as discontinued operations.  CombiMatrix Corporation was previously presented as a separate operating segment of Acacia Research Corporation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Refer to Note 7 to the unaudited consolidated financial statements included elsewhere herein for information regarding the accounting for the Split-off Transaction and information regarding the revenues and pretax loss included in discontinued operations for the historical periods presented.

Inflation

Inflation has not had a significant impact on Acacia Research Corporation and or its subsidiaries.

Liquidity and Capital Resources

Acacia Research Corporation’s consolidated cash and cash equivalents and investments totaled $45.7 million at June 30, 2008, compared to $51.4 million at December 31, 2007. Working capital at June 30, 2008 was $40.9 million, compared to $48.1 million at December 31, 2007.  The change in working capital primarily reflects the impact of cash flows used in continuing operating and investing activities, as discussed below.  In addition, the change in working capital also reflects the reclass of $2.8 million (par value) of auction rate securities collateralized by student loans to noncurrent assets as of June 30, 2008, as discussed below.

The net increase (decrease) in cash and cash equivalents related to continuing operations for the periods presented was comprised of the following (in thousands):

	For the Six Months Ended
	June 30, 2008	June 30, 2007
Net cash provided by (used in) continuing operations:
Operating activities	$(3,882)	$3,590
Investing activities	4,330	(4,073)
Financing activities	142	3,159

Cash Flows from Continuing Operating Activities.  Cash receipts from licensees for the six months ended June 30, 2008 decreased to $13.1 million, from $29.0 million in the comparable 2007 period, due to the decrease in license fee revenues, as discussed above.  Cash outflows from operations for the six months ended June 30, 2008 decreased to $17.0 million, as compared to $25.1 million in the comparable 2007 period, due to the net decrease in operating expenses, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.  Accounts receivable increased to $4.4 million at June 30, 2008, compared to $1.4 million at December 31, 2007.

Cash Flows from Continuing Investing Activities. The change in net cash flows used in investing activities was primarily due to net purchases and sales of available-for-sale investments in connection with ongoing short-term cash management activities during the periods presented.  Net cash outflows from investing activities for the six months ended June 30, 2008 also included patent related acquisition costs totaling $1.7 million, as compared to $1.4 million in the comparable 2007 period.

Cash Flows from Continuing Financing Activities.  Net cash flows provided by financing activities during the six months ended June 30, 2008 included proceeds from the exercise of Acacia Research Corporation common stock options totaling $142,000, as compared to $3.2 million for the comparable 2007 period.

Management believes that the cash and cash equivalent balances, investments, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet Acacia Research Corporation and its subsidiaries’ cash requirements through at least July 2009 and for the foreseeable future.  We may however encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in Acacia Research Corporation’s Risk Factors on page 6 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 14, 2008.  Any efforts to seek additional funding could be made through equity, debt or other external financing; however there can be no assurance that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

Auction Rate Securities.  As of June 30, 2008, we held investment grade auction rate securities with a par value totaling $4.95 million. Our auction rate securities consist of high credit quality securities issued by closed-end investment companies with portfolio asset coverage of at least 200%, and auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, all of which carry credit ratings of AAA.  Auction rate securities are classified as available-for-sale securities and reflected at fair value in accordance with the requirements of SFAS No. 157.

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

As a result of the recent failed auctions, there are no reliable current observable market prices available for these securities for purposes of establishing fair market value as of June 30, 2008.  As a result, the fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of June 30, 2008.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to our auction rate securities was also considered when possible.

At June 30, 2008, the par value of auction rate securities collateralized by student loan portfolios totaled $2.8 million.  As a result of the liquidity issues associated with the failed auctions, we estimate that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent in the accompanying June 30, 2008 unaudited Consolidated Balance Sheet.  In addition, as a result of the analysis described above and the estimate that it will take in excess of twelve months for the market for student loan collateralized instruments to recover, we recorded an other-than-temporary loss of $263,000 in the accompanying unaudited statements of operations for the six months ended June 30, 2008, for our student loan collateralized instruments,.  The balance of our auction rate securities, with a par value totaling $2.15 million, are issued by high credit quality closed-end investment companies, for which the market has recently had a number of successful auctions and or redemptions at par value.  Management believes that the fair value of our auction rate securities issued by closed-end investment companies continue to approximate their par value and are appropriately classified as current assets in the accompanying consolidated balance sheet as of June 30, 2008.

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

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2008.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists our material known future cash commitments as of June 30, 2008:

	Payments Due by Period (in thousands)
Contractual Obligations		Remaining					2013 and
	Total	2008	2009	2010	2011	2012	Thereafter
Operating leases	$3,345	$363	$903	$939	$977	$163	$ -
Total contractual cash obligations	$3,345	$363	$903	$939	$977	$163	$ -

FIN 48 Liability.  As of June 30, 2008, the liability for uncertain tax positions, associated primarily with state income taxes, was $72,000, of which none is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in the consolidated balance sheet.

Recent Accounting Pronouncements

Refer to Note 2 and Note 8 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2008, our investments were comprised of money market funds and auction rate securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of June 30, 2008.  Refer to Part II. Item 1A. “Risk Factors,” Part I. Item 2. “Liquidity and Capital Resources,” and Note 8 to the Acacia Research Corporation consolidated financial statements included in this report for additional information.

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

Changes in Internal Controls

(b)           There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2008) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Refer to Note 6 to the Acacia Research Corporation consolidated financial statements, contained in Part I, Item 1 of this report, and hereby incorporated by reference.

Item 1A.      RISK FACTORS

Our annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 14, 2008, contains a full discussion of our risk factors. There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2007, except for the risk factor set forth below.

OUR INVESTMENTS IN AUCTION RATE SECURITIES ARE SUBJECT TO RISKS, INCLUDING THE CONTINUED FAILURE OF FUTURE AUCTIONS, WHICH MAY CAUSE US TO INCUR LOSSES OR HAVE REDUCED LIQUIDITY.

At June 30, 2008, our investments in marketable securities include certain auction rate securities. Our auction rate securities are investment grade quality and were in compliance with our investment policy when purchased.  Historically, our auction rate securities were recorded at cost, which approximated their fair market value due to their variable interest rates, which typically reset every 7 to 35 days, despite the long-term nature of their stated contractual maturities.  The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists.  Due to recent liquidity issues in the global credit and capital markets, these securities experienced several failed auctions since February 2008.  In such case of a failure, the auction rate securities continue to pay interest, at the maximum rate, in accordance with their terms, however, we may not be able to access the par value of the invested funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process.

At June 30, 2008, the par value of auction rate securities collateralized by student loan portfolios totaled $2.8 million.  As a result of the liquidity issues associated with the failed auctions, we estimate that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent in the accompanying June 30, 2008 unaudited Consolidated Balance Sheet.  In addition, as a result of our analysis of the estimated fair value of our student loan collateralized instruments, as described at Note 8 to the consolidated financial statements included elsewhere herein, and the estimate that it will take in excess of twelve months for the market for student loan collateralized instruments to recover, we have recorded an other-than-temporary loss of $263,000 for our student loan collateralized instruments in the accompanying unaudited consolidated statements of operations for the six months ended June 30, 2008.  The balance of our auction rate securities, with a par value totaling $2.15 million, are issued by high credit quality closed-end investment companies, for which the market has recently had a number of successful auctions and or redemptions at par value.  Management believes that the fair value of our auction rate securities issued by closed-end investment companies continue to approximate their par value and are appropriately classified as current assets in the accompanying consolidated balance sheet as of June 30, 2008.

Given the deteriorating credit markets, and the increased incidence of failure within the auction market since February 2008, there can be no assurance as to when we would be able to liquidate a particular issue.  Furthermore, if these market conditions were to persist despite our ability to hold such investments until maturity, we may be required to record an impairment charge in a future period.  The systemic failure of future auctions for auction rate securities may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity, and financial condition. Refer to Note 8 in our accompanying Consolidated Financial Statements for additional information about our investments in auction rate securities and the implementation of SFAS No. 157, Fair Value Measurements.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 20, 2008 in Newport Beach, California.

(i) At the annual meeting, the following persons were elected directors for a three-year term ending in 2011 based on the voting results below:

Name	For	Withheld
Edward W. Frykman	20,340,929	1,185,719
William S. Anderson	20,932,008	594,640

The following persons’ terms as directors continued after the annual meeting and end in 2009:  Paul R. Ryan, and G. Louis Graziadio.

The following persons' terms as directors continued after the annual meeting and end in 2010:  Robert L. Harris, II and Fred A. deBoom

(ii)  The stockholders approved the amendment and restatement of the Company’s Certificate of Incorporation to eliminate references to Acacia Research-CombiMatrix common stock (“AR-CombiMatrix stock”) and all provisions relating to the rights and obligations pursuant to the AR-CombiMatrix stock.  As a result, the name of Acacia Research-Acacia Technologies stock changed to common stock, and it is the only class of common stock of Acacia Research Corporation outstanding.

For	Against	Abstain
21,228,244	288,221	10,183

(iii ) The stockholders also ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.  The voting results were as follows:

For	Against	Abstain
21,384,700	132,630	9,318

Item 6.  EXHIBITS

3.1	Amended and Restated Certificate of Incorporation filed with the California Secretary of State on June 3, 2008 (1)
31.1	Certifications of the Chief Executive Officer provided pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certifications of the Chief Financial Officer provided pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certifications of the Chief Executive Officer provided pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certifications of the Chief Financial Officer provided pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
___________________
(1)	Incorporated by reference to Acacia Research Corporation’s Report on Form 8-K filed with the SEC on June 5, 2008 (SEC File No. 000-026068).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By:	/s/ Paul R. Ryan
Paul R. Ryan Chief Executive Officer (Authorized Signatory)

By:	/s/ Clayton J. Haynes
Clayton J. Haynes Chief Financial Officer /Treasurer (Principal Financial Officer)

Date:   July 30, 2008

EXHIBIT INDEX

EXHIBIT NUMBER	EXHIBIT

3.1	Amended and Restated Certificate of Incorporation filed with the California Secretary of State on June 3, 2008 (1)
31.1	Certifications of the Chief Executive Officer provided pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certifications of the Chief Financial Officer provided pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certifications of the Chief Executive Officer provided pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certifications of the Chief Financial Officer provided pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
___________________
(1)	Incorporated by reference to Acacia Research Corporation’s Report on Form 8-K filed with the SEC on June 5, 2008 (SEC File No. 000-026068).