Form 10-Q
period 2008-09-30
ACACIA RESEARCH CORP
filed 2008-10-31
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of October 28, 2008, 30,897,327 shares of Acacia Research Corporation common stock were issued and outstanding.

 ACACIA RESEARCH CORPORATION
Table of Contents

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 (Unaudited)	1

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Nine Months Ended September 30, 2008 and 2007 (Unaudited)	2

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)	3

	Notes to Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

Part II. Other Information

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 6.	Exhibits	20

Signatures		21

Exhibit Index		22

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$40,710	$40,467
Short-term investments	2,150	10,966
Accounts receivable	10,466	1,409
Prepaid expenses and other current assets	1,344	1,356

Total current assets	54,670	54,198

Property and equipment, net of accumulated depreciation	253	323
Patents, net of accumulated amortization	14,559	16,307
Investments - noncurrent	2,500	-
Other assets	224	223

	$72,206	$71,051

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,568	$3,462
Royalties and contingent legal fees payable	9,244	2,343
Deferred revenues	456	321

Total current liabilities	13,268	6,126

Other liabilities	223	121

Total liabilities	13,491	6,247

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock
Acacia Research Corporation preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock
Acacia Research Corporation common stock, par value $0.001 per share; 100,000,000 shares authorized; 30,897,327 and 30,102,482 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	31	30
Additional paid-in capital	165,829	159,972
Accumulated comprehensive income	-	(3)
Accumulated deficit	(107,145)	(95,195)

Total stockholders' equity	58,715	64,804

	$72,206	$71,051

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

License fee revenues	$13,796	$9,544	$29,960	$40,594

Operating expenses:
Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,949 and $5,716 for the three and nine months ended September 30, 2008 and $1,869 and $3,776 for the three and nine months ended September 30, 2007)	5,865	5,454	18,438	13,972
Inventor royalties and contingent legal fees expense - patents	8,263	5,669	17,099	23,197
Legal expenses - patents	1,153	2,027	3,242	4,463
Amortization of patents	1,152	1,451	3,731	4,081
Write-off of patent-related intangible asset	-	235	-	235

Total operating expenses	16,433	14,836	42,510	45,948

Operating loss	(2,637)	(5,292)	(12,550)	(5,354)

Other income (expense):
Interest income	242	647	935	1,704
Income (loss) on investments	13	-	(250)	-

Total other income (expense)	255	647	685	1,704

Loss from continuing operations before income taxes	(2,382)	(4,645)	(11,865)	(3,650)

Provision for income taxes	(38)	(29)	(85)	(177)

Loss from continuing operations	(2,420)	(4,674)	(11,950)	(3,827)

Discontinued operations:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	-	(2,286)	-	(8,086)

Net loss	(2,420)	(6,960)	(11,950)	(11,913)

Unrealized gain (loss) on short-term investments	2	2	3	(16)
Unrealized gains on foreign currency translation	-	-	-	1
Unrealized gain from discontinued operations - Split-off of CombiMatrix Corporation	-	2	-	12

Comprehensive loss	$(2,418)	$(6,956)	$(11,947)	$(11,916)

Income (loss) per common share:
Acacia Research Corporation common stock:
Net loss	$(2,420)	$(4,674)	$(11,950)	$(3,827)
Basic and diluted loss per share	(0.08)	(0.16)	(0.41)	(0.14)

Acacia Research - CombiMatrix stock - Discontinued Operations - Split-off of CombiMatrix Corporation:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	$-	$(2,286)	$-	$(8,086)
Basic and diluted loss per share	-	(0.04)	-	(0.14)

Weighted-average shares:
Acacia Research Corporation common stock:
Basic and diluted	29,553,609	28,739,499	29,365,035	28,296,328
Acacia Research - CombiMatrix stock:
Basic and diluted	-	59,875,769	-	55,862,707

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(11,950)	$(11,913)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities from continuing operations:
Discontinued operations - Split-off of CombiMatrix Corporation	-	8,086
Depreciation and amortization	3,830	4,168
Non-cash stock compensation	5,716	3,776
Write-off of patent-related intangible asset	-	235
Loss on investments	250	-
Other	6	(5)
Changes in assets and liabilities:
Accounts receivable	(9,057)	(942)
Prepaid expenses and other assets	11	(246)
Accounts payable and accrued expenses	(19)	1,255
Royalties and contingent legal fees payable	6,901	3,845
Deferred revenues	135	102

Net cash provided by (used in) operating activities from continuing operations	(4,177)	8,361
Net cash provided by (used in) operating activities from discontinued operations	2	(7,784)
Net cash provided by (used in) operating activities	(4,175)	577

Cash flows from investing activities:
Purchase of property and equipment	(28)	(170)
Purchase of available-for-sale investments	(265)	(7,726)
Sale of available-for-sale investments	6,328	9,287
Patent acquisition costs	(1,759)	(1,595)

Net cash provided by (used in) investing activities from continuing operations	4,276	(204)
Net cash used in investing activities from discontinued operations	-	(2,738)
Net cash provided by (used in) investing activities	4,276	(2,942)

Cash flows from financing activities:
Proceeds from the exercise of stock options	142	3,582

Net cash provided by financing activities from continuing operations	142	3,582
Net cash provided by financing activities from discontinued operations	-	5,369
Net cash provided by financing activities	142	8,951

Increase in cash and cash equivalents	243	6,586

Cash and cash equivalents, beginning (including cash and cash equivalents related to discontinued operations - split-off of CombiMatrix Corporation of $7,829 at December 31, 2006)	40,467	40,044

Cash and cash equivalents, ending	40,710	46,630

Less: Cash and cash equivalents of discontinued operations, ending	-	(2,461)

Cash and cash equivalents of continuing operations, ending	$40,710	$44,169

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

Our operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to 100 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

On May 20, 2008, Acacia Research Corporation stockholders approved the amendment and restatement of Acacia Research Corporation’s Certificate of Incorporation to eliminate all references to Acacia Research-CombiMatrix common stock and all provisions relating to the rights and obligations pursuant to the Acacia Research -CombiMatrix stock.  As a result of the amendment and restatement, the name of “Acacia Research -Acacia Technologies common stock” was changed to “common stock,” and the Acacia Research Corporation common stock is the only class of common stock authorized pursuant to the amended and restated Certificate of Incorporation.

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

The consolidated financial statements of Acacia Research Corporation include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of our financial position as of September 30, 2008, and results of operations and cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

Concentrations.  Two licensees individually accounted for 43% and 11% of license fee revenues recognized during the three months ended September 30, 2008, and one licensee individually accounted for 20% of license fee revenues recognized during the nine months ended September 30, 2008.   Two licensees individually accounted for 26% and 11% of license fee revenues recognized during the three months ended September 30, 2007, and two licensees individually accounted for 24% and 16% of license fee revenues recognized during the nine months ended September 30, 2007. Two licensees individually represented approximately 57% and 11% of accounts receivable at September 30, 2008. One licensee represented approximately 89% of accounts receivable at December 31, 2007.

Stock-Based Compensation. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statements of operations, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally one to four years. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The fair value of restricted stock awards is determined by the product of the number of shares granted and the grant date market price of the underlying common stock.  Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate.  Pre-vesting option forfeitures are estimated at the time of grant and are reflected in stock-based compensation expense recognized in the consolidated statements of operations.

Impairment of Marketable Securities. We review impairments associated with our investments in marketable securities in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of any impairment as “temporary” or “other-than-temporary.”   For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in the consolidated statements of operations and comprehensive income (loss) (hereinafter “consolidated statements of operations”).  An impairment is deemed other than temporary unless (a) we have the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time. Refer to Note 8 for disclosures regarding investments in auction rate securities.

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

The following table presents the weighted-average number of common shares outstanding used in basic and diluted loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Acacia Research - Corporation common stock(2)
Basic and diluted weighted-average number of common shares outstanding	29,553,609	28,739,499	29,365,035	28,296,328

Outstanding stock options, nonvested restricted stock and restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	6,054,677	5,910,137	6,054,677	5,910,137

Acacia Research - CombiMatrix stock - Discontinued Operations - Split-off of CombiMatrix Corporation(1)
Basic and diluted weighted-average number of common shares outstanding	-	59,875,769	-	55,862,707

Outstanding stock options and warrants excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	-	30,842,038	-	30,842,038
____________________
(1)	Reflects activity and amounts outstanding as of the Redemption Date.
(2)	Refer to Note 1 for information on the May 2008 Amendment and Restatement of Acacia Research Corporation’s Certificate of Incorporation.

4.  PATENTS

Acacia Research Corporation’s only identifiable intangible assets at September 30, 2008 and December 31, 2007, are patents and patent rights.  Patent related accumulated amortization totaled $21,031,000 and $17,300,000 as of September 30, 2008 and December 31, 2007, respectively.

Our patents and patent rights have remaining estimated economic useful lives ranging from one to seven years.  The weighted-average remaining estimated economic useful life of our patents and patent rights is four years.  Annual aggregate amortization expense is estimated to be $1,182,000 for the remainder of 2008, $4,272,000 in 2009, $3,858,000 in 2010, $2,960,000 in 2011 and $958,000 in 2012.  At September 30, 2008 and December 31, 2007, all of our acquired intangible assets were subject to amortization.

For the nine months ended September 30, 2008 and 2007, we incurred patent / patent rights acquisition costs totaling $1,759,000 and $1,595,000, respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately one to seven years.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact of the adoption of FSP 142-3, if any, on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting.  Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  FSP EITF 03-6-01 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earnings per share data.  Early adoption is not permitted. We are currently evaluating the potential impact of the adoption of FSP EITF 03-6-1, if any, on our earnings (loss) per share computations.

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. We adopted FSP FAS 157-3 for the period ended September 30, 2008 and the adoption did not have a significant impact on our consolidated financial position, results of operations or cash flows.

6.  COMMITMENTS AND CONTINGENCIES

Inventor Royalties and Contingent Legal Expenses

In connection with the acquisition of certain patents and patent rights, certain operating subsidiaries of Acacia Research Corporation executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net license fee revenues (as defined in the respective agreements) generated as a result of licensing the respective patents or patent portfolios.  Inventor royalties paid pursuant to the agreements are expensed in the consolidated statements of operations in the period that the related license fee revenues are recognized.  In certain instances, pursuant to the terms of the underlying inventor agreements, costs paid by us to acquire patents are recoverable from future net revenues.  Patent acquisition costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of operations.  Any unamortized patent acquisition costs recovered from net revenues are expensed in the period recovered, and included in “Inventor royalties and contingent legal fees – patents” in the consolidated statements of operations.

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

7.  DISCONTINUED OPERATIONS - SPLIT-OFF OF COMBIMATRIX CORPORATION

As a result of the Split-off Transaction described above, we disposed of our investment in CombiMatrix Corporation, the CombiMatrix group is no longer a business group of Acacia Research Corporation, Acacia Research Corporation does not have any continuing involvement in the operations of CombiMatrix Corporation and the assets, liabilities, results of operations and cash flows of CombiMatrix Corporation have been eliminated from the continuing operations of Acacia Research Corporation.  As a result, in accordance with guidance set forth in SFAS No. 144, Acacia Research Corporation’s accompanying consolidated statements of operations and statements of cash flows for all historical periods presented reflect the results of operations and cash flows for CombiMatrix Corporation as discontinued operations.  CombiMatrix Corporation was previously presented as a separate operating segment of Acacia Research Corporation under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”  The Split-off Transaction was accounted for by Acacia Research Corporation at historical cost.  Accordingly, no gain or loss on disposal was recognized in the accompanying consolidated statements of operations.

Revenues included in discontinued operations for the three and nine months ended September 30, 2007 were $495,000 and $2,968,000, respectively. Pretax loss included in discontinued operations for the three and nine months ended September 30, 2007 was $2,286,000 and $8,086,000, respectively. Net loss from discontinued operations related to CombiMatrix Corporation includes direct costs incurred in connection with the Split-off Transaction, originally included in Acacia Research Corporation corporate accounts, totaling $136,000 for the nine months ended September 30, 2007.

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

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As of September 30, 2008, we held investment grade auction rate securities with a par value totaling $4,900,000. Our auction rate securities consist of high credit quality securities issued by closed-end investment companies with portfolio asset coverage of at least 200%, and auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, all of which carry credit ratings of AAA.  Auction rate securities are classified as available-for-sale securities and reflected at fair value in accordance with the requirements of SFAS No. 157.

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

As a result of the recent failed auctions, there are no reliable current observable market prices available for these securities for purposes of establishing fair market value as of September 30, 2008.  As a result, the fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of September 30, 2008.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to our auction rate securities was also considered when possible.

At September 30, 2008, the par value of auction rate securities collateralized by student loan portfolios totaled $2,750,000.  As a result of the liquidity issues associated with the failed auctions, we estimate that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent in the accompanying September 30, 2008 unaudited Consolidated Balance Sheet.  In addition, as a result of the analysis described above and the estimate that it will take in excess of twelve months for the market for student loan collateralized instruments to recover, we recorded a net other-than-temporary loss of $250,000 in the accompanying unaudited statements of operations for the nine months ended September 30, 2008, for our student loan collateralized instruments.  At September 30, 2008, we also had auction rate securities with a par value totaling $2,150,000 issued by high credit quality closed-end investment companies, for which the market has recently had a number of successful auctions and or redemptions at par value.  Management believes that the fair value of our auction rate securities issued by closed-end investment companies continue to approximate their par value and are appropriately classified as current assets in the accompanying consolidated balance sheet as of September 30, 2008.

We will continue to monitor and evaluate our investments in auction rate securities for any further potential impairment in future periods.  If it is determined that any future valuation adjustments are other-than-temporary, we would record additional charges to earnings as appropriate.

Assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at September 30, 2008, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Balance at September 30,	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)
Auction rate securities	$4,650	-	-	$4,650

As a result of the change in market conditions, during the first quarter of 2008, we modified the valuation methodology for auction rate securities to include consideration of the factors discussed above and reference to a discounted cash flow analysis.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the initial adoption of SFAS No. 157 at January 1, 2008.  The following table presents the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at September 30, 2008 (in thousands):

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Auction rate securities:
Balance at December 31, 2007	$-
Transfers to Level 3	6,000
Total gains or (losses) (realized or unrealized):
Included in earnings	(250)
Included in other comprehensive income	-
Purchases and settlements (net)	(1,100)
Balance at September 30, 2008	$4,650

In September 2008, a closed-end investment company announced the partial redemption of certain auction rate securities held by us at September 30, 2008.  As a result, in October 2008, we redeemed, at par, an additional $1,075,000 in closed-end investment company auction rate securities, reducing the total par value of auction rate securities held to $3,825,000.

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

The following discussion is based primarily on our unaudited consolidated balance sheet as of September 30, 2008, and on our unaudited consolidated statements of operations for the period from January 1, 2008 to September 30, 2008. The discussion compares the activities for the three and nine months ended September 30, 2008, to the activities for the three and nine months ended September 30, 2007. This information should be read in conjunction with the accompanying unaudited consolidated financial statements and notes thereto.  This information should also be read in conjunction with the “Risk Factors” referred to in Part II, Item 1A of this report.

Business

Acacia Research Corporation’s operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to 100 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

Overview

Our operating activities during the three and nine months ended September 30, 2008 and 2007, were principally focused on the continued development, licensing and enforcement of the patent portfolios owned or controlled by our operating subsidiaries, including the continued pursuit of multiple ongoing technology licensing and enforcement  programs and the commencement of new technology licensing and enforcement programs.  In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to partner with patent owners and provide our unique intellectual property licensing, development and enforcement services.

License fee revenues recognized for the three months ended September 30, 2008 totaled $13.8 million, as compared to $9.5 million for the three months ended September 30, 2007.  License fee revenues recognized for the nine months ended September 30, 2008 totaled $30.0 million, as compared to $40.6 million for the nine months ended September 30, 2007.

License fee revenues for the three and nine months ended September 30, 2008 included license fees from 20 and 60, respectively, new license agreements, and revenues generated from 18 and 24, respectively, of the Company’s technology licensing programs.  During the nine months ended September 30, 2008, we recorded initial license fee revenues for 15 of our technology licensing programs, including our Vehicle Anti-Theft Parking Systems technology, Online Auction Guarantee technology, Projector technology, Web Personalization technology, Vehicle Maintenance technology, Physical Access Control technology, High Resolution Optics technology, Software License Management technology, Authorized Spending Accounts technology, Picture Archiving & Communications System technology, Video Editing technology, Electronic Message Advertising technology, Remote Management of Imaging Devices technology, High Quality Image Processing technology and Wireless Traffic Information technology.  Eight of these licensing programs generated initial revenues in the third quarter of 2008.  Revenues for the nine months ended September 30, 2008 also included fees from the licensing of our Audio Communications Fraud Detection technology, Credit Card Fraud Protection technology, DMT® technology, Electronic Address List Management technology, Image Resolution Enhancement technology, Pop-up Internet Advertising technology, Portable Storage Devices with Links technology, Rule-Based Monitoring technology and Telematics technology.  License fee revenues for the three and nine months ended September 30, 2007 included fees from 27 and 69, respectively, new licensing agreements and revenues generated from 7 and 13, respectively, of our technology licensing programs.  On a consolidated basis, as of September 30, 2008, 43 of our licensing programs had begun generating licensing revenues, up from 25 licensing programs as of September 30, 2007.

Management measures and assesses the performance and growth of the patent licensing and enforcement businesses conducted by our individual operating subsidiaries based on consolidated license fee revenues recognized across all of our subsidiaries’ technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues were $42.0 million as of September, 30, 2008, $37.7 million as of June 30, 2008, $36.5 million as of March 31, 2008, $52.6 million as of December 31, 2007, and $47.9 million as of September 30, 2007.

Marketing, general and administrative expenses increased during the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, due primarily to the addition of patent licensing, business development and engineering personnel since the end of the prior year quarter, an increase in non-cash stock compensation expense, an increase in business development and licensing related patent research and consulting costs, and an increase in corporate, general and administrative costs related to ongoing operations.  The increase in operating expenses is reflective of the continued growth and expansion of our operating subsidiaries’ technology licensing and enforcement businesses.  Inventor royalties expenses and contingent legal fee expenses increased during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, and decreased for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, primarily due to the related fluctuations in license fee revenues, as discussed above.

During the nine months ended September 30, 2008, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, 15 patent portfolios covering a variety of applications.  Patent rights acquired during the nine months ended September 30, 2008 included the following:

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

•
Automated Database Retrieval.  This patented technology generally relates to automatic retrieval of database information stored in a plurality of formats, including structural and/or relational information.

•
Optical Switching. This patented technology generally relates to the optical switching equipment used in fiber optic communications, such as dense wave division multiplexing (DWDM).  This technology may be used in equipment such as reconfigurable optical add/drop multiplexers (ROADM’s) that aggregate data and voice traffic for transport over fiber optic networks.

•	Manufacturing Data Transfer. This patented technology generally relates to integrating manufacturing computer systems with CAD systems.
•
Network Remote Access. This patented technology generally relates to remote access to local or wide area networks and includes architectures and methods for converting time division multiplexed (TDM) data to packet-based data.  The technology may be used in equipment such as gateways, DSL add/drop multiplexers (DSLAM’s) and voice-over-IP (VoIP) phone adapters.

•	Lighting Ballast Technology. This patented technology generally relates to controlling power to fluorescent lamps. The technology may be used in lighting ballasts for industrial applications.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the consolidated financial statements for the periods presented.

As of September 30, 2008, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

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

Acacia Research Corporation
Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

Net Loss (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Loss from continuing operations	$(2,420)	$(4,674)	$(11,950)	$(3,827)
Loss from discontinued operations - Split-off of CombiMatrix Corporation and other	-	(2,286)	-	(8,086)
Net loss	$(2,420)	$(6,960)	$(11,950)	$(11,913)

The changes in net income (loss) were primarily due to the operating results and activities for the periods presented as discussed below.

Revenues (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

License fees	$13,796	$9,544	$29,960	$40,594

License Fees.  Revenues for the three months ended September 30, 2008 included license fees from 20 new licensing agreements and revenues generated from 18 of our technology licensing and enforcement programs, as compared to 27 new licensing agreements covering 7 of our technology licensing and enforcement programs in the comparable 2007 period.  Revenues for the nine months ended September 30, 2008 included license fees from 60 new licensing agreements and revenues generated from 24 of our technology licensing and enforcement programs, as compared to 69 new licensing agreements covering 13 of our technology licensing and enforcement programs in the comparable 2007 period.  License fee revenues recognized by our operating subsidiaries fluctuate from period to period primarily based on the following factors:

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

  Two licensees individually accounted for 43% and 11% of license fee revenues recognized during the three months ended September 30, 2008, and one licensee individually accounted for 20% of license fee revenues recognized during the nine months ended September 30, 2008.   Two licensees individually accounted for 26% and 11% of license fee revenues recognized during the three months ended September 30, 2007, and two licensees individually accounted for 24% and 16% of license fee revenues recognized during the nine months ended September 30, 2007.

Costs incurred in connection with our operating subsidiaries licensing and enforcement activities, other than inventor royalties expense, contingent legal fees expense and patent-related legal expenses, are included in marketing, general and administrative expenses.

Operating Expenses (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,949 and $5,716 for the three and nine months ended September 30, 2008 and $1,869 and $3,776 for the three and nine months ended September 30, 2007)	$5,865	$5,454	$18,438	$13,972
Inventor royalties and contingent legal fees expense - patents	8,263	5,669	17,099	23,197
Legal expenses - patents	1,153	2,027	3,242	4,463

            Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses include employee compensation and related personnel costs, including non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, public relations, marketing, stock administration and other corporate costs, and patent related development, licensing, research, consulting and maintenance costs.

A summary of the main drivers of the change in marketing, general and administrative expenses, including the impact of non-cash stock compensation charges, for the periods presented, is as follows (in thousands):

	For the Three Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2008 vs. 2007	2008 vs. 2007

Addition of licensing, business development and engineering personnel	$105	$1,305
One time employee severance charges	-	(129)
Foreign taxes paid on licensing fees	124	(27)
Business development and licensing related patent research and consulting costs	34	1,035
Corporate, general and administrative costs	68	416
Non-cash stock compensation expense	80	1,940
Consulting expenses paid to former CEO of Global Patent Holdings, LLC	-	(74)

Business development and licensing related patent research and consulting costs fluctuate period to period based on business development, licensing and enforcement activity associated with ongoing business development, licensing and enforcement programs and the timing of the commencement of new business development, licensing and enforcement programs in each period.

Non-cash stock compensation charges increased during the three and nine months ended September 30, 2008, as compared to the three and nine months ended September 30, 2007, primarily due to an increase in the average fair value of equity based incentive awards expensed in the periods presented.  The weighted-average fair value of equity based incentive awards expensed was approximately $11.19 and $11.87, for the three and nine months ended September 30, 2008, respectively, as compared to approximately $10.76 and $8.98 for the three and nine months ended September 30, 2007, respectively.  The fair value of restricted stock awards expensed over the applicable vesting period on a straight-line basis is determined by the product of the number of shares granted and the grant date market price of the underlying common stock.

Inventor Royalties and Contingent Legal Fees Expense.  For the three and nine months ended September 30, 2008, inventor royalties expenses were $4.3 million and $8.6 million, as compared to $2.7 million and $9.8 million for the three and nine months ended September 30, 2007, respectively.  Contingent legal fees expenses incurred during the three and nine months ended September 30, 2008 were $3.9 million and $8.5 million, as compared to $3.0 million and $13.4 million during the three and nine months ended September 30, 2007, respectively.  Inventor royalties expenses and contingent legal fees expenses for the periods presented were incurred in connection with the recognition of the related license fee revenues, summarized above.  The majority of the patent portfolios owned or controlled by our operating subsidiaries are subject to patent and patent rights agreements containing provisions granting to the original patent owner the right to receive inventor royalties based on future net revenues, as defined in the respective agreements, and may also be subject to contingent legal fee arrangements with external law firms engaged on a contingent fee basis.  The economic terms of the inventor and contingent fee arrangements, if any, vary across the patent portfolios owned or controlled by our licensing subsidiaries.  As such, inventor royalties and contingent legal fee expenses fluctuate period to period based on the amount of revenues recognized each period and the mix of specific patent portfolios, with varying economic terms, generating revenues each period.

Legal Expense – Patents. Patent-related legal expenses include patent-related prosecution and enforcement costs incurred by outside law firms engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis.  Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.  We expect patent-related legal expenses to continue to fluctuate quarter to quarter based on the factors summarized above, in connection with our current and future patent licensing and enforcement programs.

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

Liquidity and Capital Resources

Acacia Research Corporation’s consolidated cash and cash equivalents and investments totaled $45.4 million at September 30, 2008, compared to $51.4 million at December 31, 2007. Working capital at September 30, 2008 was $41.4 million, compared to $48.1 million at December 31, 2007.  The change in working capital primarily reflects the impact of cash flows used in continuing operating and investing activities, as discussed below.  In addition, the change in working capital also reflects the reclass of $2.75 million (par value) of auction rate securities collateralized by student loans to noncurrent assets as of September 30, 2008, as discussed below.

The net increase (decrease) in cash and cash equivalents related to continuing operations for the periods presented was comprised of the following (in thousands):

	For the Nine Months Ended
	September 30, 2008	September 30, 2007

Net cash provided by (used in) continuing operations:
Operating activities	$(4,177)	$8,361
Investing activities	4,276	(204)
Financing activities	142	3,582

Cash Flows from Continuing Operating Activities.  Cash receipts from licensees for the nine months ended September 30, 2008 decreased to $21.0 million, from $39.8 million in the comparable 2007 period, due to the decrease in license fee revenues, as discussed above.  Cash outflows from operations for the nine months ended September 30, 2008 decreased to $25.2 million, as compared to $31.4 million in the comparable 2007 period, due to the net decrease in operating expenses, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Continuing Investing Activities. The change in net cash flows used in investing activities was primarily due to net purchases and sales of available-for-sale investments in connection with ongoing short-term cash management activities during the periods presented.  Net cash outflows from investing activities for the nine months ended September 30, 2008 also included patent related acquisition costs totaling $1.8 million, as compared to $1.6 million in the comparable 2007 period.

Cash Flows from Continuing Financing Activities.  Net cash flows provided by financing activities during the nine months ended September 30, 2008 included proceeds from the exercise of Acacia Research Corporation common stock options totaling $142,000, as compared to $3.6 million for the comparable 2007 period.

Management believes that the cash and cash equivalent balances, investments, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet Acacia Research Corporation’s and its subsidiaries’ cash requirements through at least October 2009 and for the foreseeable future.  We may however encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in Acacia Research Corporation’s Risk Factors beginning on page 6 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 14, 2008 and the Risk Factors beginning on page 19 of this Quarterly Report on Form 10-Q.  Any efforts to seek additional funding could be made through equity, debt or other external financing; however there can be no assurance that additional funding will be available on favorable terms, if at all. The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months.  In recent weeks, the volatility and disruption have reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for Acacia Research Corporation.  If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

Auction Rate Securities.  As of September 30, 2008, we held investment grade auction rate securities with a par value totaling $4.9 million. Our auction rate securities consist of high credit quality securities issued by closed-end investment companies with portfolio asset coverage of at least 200%, and auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, all of which carry credit ratings of AAA.  Auction rate securities are classified as available-for-sale securities and reflected at fair value in accordance with the requirements of SFAS No. 157.

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

As a result of the recent failed auctions, there are no reliable current observable market prices available for these securities for purposes of establishing fair market value as of September 30, 2008.  As a result, the fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of September 30, 2008.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to our auction rate securities was also considered when possible.

At September 30, 2008, the par value of auction rate securities collateralized by student loan portfolios totaled $2.75 million.  As a result of the liquidity issues associated with the failed auctions, we estimate that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent in the accompanying September 30, 2008 unaudited Consolidated Balance Sheet.  In addition, as a result of the analysis described above and the estimate that it will take in excess of twelve months for the market for student loan collateralized instruments to recover, we recorded an other-than-temporary loss of $250,000 in the accompanying unaudited statements of operations for the nine months ended September 30, 2008, for our student loan collateralized instruments.  At September 30, 2008, we also had auction rate securities with a par value totaling $2.15 million issued by high credit quality closed-end investment companies, for which the market has recently had a number of successful auctions and or redemptions at par value.  Management believes that the fair value of our auction rate securities issued by closed-end investment companies continue to approximate their par value and are appropriately classified as current assets in the accompanying consolidated balance sheet as of September 30, 2008.

In September 2008, a closed-end investment company announced the partial redemption of certain auction rate securities held by us at September 30, 2008.  As a result, in October 2008, we redeemed, at par, an additional $1,075,000 in closed-end investment company auction rate securities, reducing the total par value of auction rate securities held to $3,825,000.

We will continue to monitor and evaluate our investments in auction rate securities for any further reduction in liquidity and potential impairment in future periods.  If it is determined that any future valuation adjustments are other-than-temporary, we would record additional charges to earnings as appropriate.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2008.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists our material known future cash commitments as of September 30, 2008:

	Payments Due by Period (in thousands)
Contractual Obligations		Remaining					2013 and
	Total	2008	2009	2010	2011	2012	Thereafter
Operating leases	$3,127	$145	$903	$939	$977	$163	$-
Total contractual cash obligations	$3,127	$145	$903	$939	$977	$163	$-

FIN 48 Liability.  As of September 30, 2008, the liability for uncertain tax positions, associated primarily with state income taxes, was $74,000, of which none is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in the consolidated balance sheet.

Recent Accounting Pronouncements

Refer to Note 5 and Note 8 to the Acacia Research Corporation consolidated financial statements included in Part I, Item 1 of this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2008, our investments were comprised of money market funds and auction rate securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of September 30, 2008.  Refer to Part II. Item 1A. “Risk Factors,” Part I. Item 2. “Liquidity and Capital Resources,” and Note 8 to the Acacia Research Corporation consolidated financial statements included in this report for additional information.

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

Changes in Internal Controls

(b)  There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2008) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Refer to Note 6 to the Acacia Research Corporation consolidated financial statements, contained in Part I, Item 1 of this report, and hereby incorporated by reference.

Item 1A. RISK FACTORS

Our annual report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 14, 2008, contains a full discussion of our risk factors. There have been no material changes to the risk factors disclosed in our Form 10-K for the year ended December 31, 2007, except for the risk factors set forth below.

OUR INVESTMENTS IN AUCTION RATE SECURITIES ARE SUBJECT TO RISKS, INCLUDING THE CONTINUED FAILURE OF FUTURE AUCTIONS, WHICH MAY CAUSE US TO INCUR LOSSES OR HAVE REDUCED LIQUIDITY.

At September 30, 2008, our investments in marketable securities include certain auction rate securities. Our auction rate securities are investment grade quality and were in compliance with our investment policy when purchased.  Historically, our auction rate securities were recorded at cost, which approximated their fair market value due to their variable interest rates, which typically reset every 7 to 35 days, despite the long-term nature of their stated contractual maturities.  The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists.  Due to recent liquidity issues in the global credit and capital markets, these securities experienced several failed auctions since February 2008.  In such case of a failure, the auction rate securities continue to pay interest, at the maximum rate, in accordance with their terms, however, we may not be able to access the par value of the invested funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process.

At September 30, 2008, the par value of auction rate securities collateralized by student loan portfolios totaled $2.75 million.  As a result of the liquidity issues associated with the failed auctions, we estimate that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent in the accompanying September 30, 2008 unaudited Consolidated Balance Sheet.  In addition, as a result of our analysis of the estimated fair value of our student loan collateralized instruments, as described at Note 8 to the consolidated financial statements included elsewhere herein, and the estimate that it will take in excess of twelve months for the market for student loan collateralized instruments to recover, we have recorded an other-than-temporary loss of $250,000 for our student loan collateralized instruments in the accompanying unaudited consolidated statements of operations for the nine months ended September 30, 2008.  At September 30, 2008, we also had auction rate securities with a par value totaling $2.15 million issued by high credit quality closed-end investment companies, for which the market has recently had a number of successful auctions and or redemptions at par value.  Management believes that the fair value of our auction rate securities issued by closed-end investment companies continue to approximate their par value and are appropriately classified as current assets in the accompanying consolidated balance sheet as of September 30, 2008.

In September 2008, a closed-end investment company announced the partial redemption of certain auction rate securities held by us at September 30, 2008.  As a result, in October 2008, we redeemed, at par, an additional $1,075,000 in closed-end investment company auction rate securities, reducing the total par value of auction rate securities held to $3,825,000.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months.  In recent weeks, the volatility and disruption have reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers.  Given the deteriorating credit markets, and the increased incidence of failure within the auction market since February 2008, there can be no assurance as to when we would be able to liquidate a particular issue.  Furthermore, if these market conditions were to persist despite our ability to hold such investments until maturity, we may be required to record an impairment charge in a future period.  The systemic failure of future auctions for auction rate securities may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity, and financial condition. Refer to Note 8 in our accompanying Consolidated Financial Statements for additional information about our investments in auction rate securities and the implementation of SFAS No. 157, Fair Value Measurements.

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
Clayton J. Haynes
Chief Financial Officer /Treasurer
(Principal Financial Officer)

Date:   October 31, 2008

EXHIBIT INDEX

EXHIBIT
NUMBER                                         EXHIBIT

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