Form 10-K
period 2008-12-31
ACACIA RESEARCH CORP
filed 2009-02-26
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
    TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO           .

Commission File Number 0-26068

ACACIA RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-4405754
(State or other jurisdiction of	(I.R.S. Employer
incorporation organization)	Identification No.)

500 NEWPORT CENTER DRIVE, NEWPORT BEACH, CA	92660
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (949) 480-8300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last sales prices of such stock reported on The NASDAQ Global Market, as of June 30, 2008, was approximately $133,348,669. (All executive officers and directors of the registrant are considered affiliates.)

As of February 23, 2009, 31,914,994 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

ACACIA RESEARCH CORPORATION
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to Acacia Research Corporation and/or its wholly owned operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of our wholly owned operating subsidiaries.

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

Item 1.	BUSINESS

General

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 620 license agreements executed to date, across 48 of our technology license programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 100 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

CombiMatrix Group Split-Off Transaction and Related Discontinued Operations.  In January 2006, our board of directors approved a plan for our former wholly owned subsidiary, CombiMatrix Corporation, or CombiMatrix, the primary component of our life science business, known as the CombiMatrix group, to become an independent publicly-held company.  On August 15, 2007, or the Redemption Date, CombiMatrix was split-off from us through the redemption of all outstanding shares of Acacia Research-CombiMatrix common stock in exchange for the distribution of new shares of CombiMatrix common stock, on a pro-rata basis, to the holders of Acacia Research-CombiMatrix common stock on the Redemption Date.  We refer to this transaction as the Split-Off Transaction.  Subsequent to the Redemption Date, we no longer own any equity interests in CombiMatrix and the CombiMatrix group is no longer one of our business groups.  Subsequent to the Split-Off Transaction, our only business is our intellectual property licensing business.

Refer to Note 10A to our consolidated financial statements, included elsewhere herein, for information regarding presentation of the assets, liabilities, results of operations and cash flows for the CombiMatrix group as “Discontinued Operations,” for all periods presented, in accordance with guidance set forth in Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144.

Capital Structure.  Pursuant to the terms of the Split-Off Transaction, all outstanding shares of Acacia Research-CombiMatrix common stock were redeemed, and all rights of holders of Acacia Research-CombiMatrix common stock ceased as of the Redemption Date, except for the right, upon the surrender to the exchange agent of shares of Acacia Research-CombiMatrix common stock, to receive new shares of CombiMatrix common stock.  As a result of, and immediately following, the consummation of the Split-Off Transaction, our only class of common stock outstanding was our Acacia Research-Acacia Technologies common stock.

On May 20, 2008, our stockholders approved an amendment and restatement of our Certificate of Incorporation to eliminate all references to Acacia Research-CombiMatrix common stock and all provisions relating to the rights and obligations of the Acacia Research-CombiMatrix common stock.  In addition, the amendment and restatement changed the name of the “Acacia Research-Acacia Technologies common stock” to “common stock,” and our common stock is the only class of common stock authorized and issuable.

Other

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.  Our website address is www.acaciaresearch.com.  We make our filings with the Securities and Exchange Commission, or the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file these reports.  In addition, we post the following information on our website:

●	our corporate code of conduct, our code of conduct for our board of directors and our fraud policy; and

●	charters for our audit committee, nominating and corporate governance committee, disclosure committee and compensation committee.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.  The public can obtain any documents that we file with the SEC at http://www.sec.gov.

BUSINESS OVERVIEW

Intellectual Property Licensing Business

Our operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 100 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.  Refer to “Patented Technologies” below for a partial summary of patent portfolios owned or controlled by certain of our operating subsidiaries.  We are a leader in patent licensing and our operating subsidiaries have established a proven track record of licensing success with more than 620 license agreements executed to date.  To date, on a consolidated basis, we have generated revenues from 48 of our technology licensing and enforcement programs.  Our professional staff includes in-house patent attorneys, licensing executives, engineers and business development executives.

Our partners are primarily individual inventors and small companies who have limited resources and/or expertise to effectively address the unauthorized use of their patented technologies, and also include large companies seeking to effectively and efficiently monetize their portfolio of patented technologies. In a typical partnering arrangement, our operating subsidiary will acquire a patent portfolio, or acquire rights to a patent portfolio, with our partner receiving an upfront payment for the purchase of the patent portfolio or patent portfolio rights, or receiving a percentage of our operating subsidiaries net recoveries from the licensing and enforcement of the patent portfolio, or a combination of the two.

Business Model and Strategy

The business model associated with the licensing and enforcement activities conducted by our operating subsidiaries is summarized in the following diagram:

Licensing and Enforcement Business

Our intellectual property acquisition, development, licensing and enforcement business strategy, conducted solely by our operating subsidiaries, includes the following key elements:

●	Identify Emerging Growth Areas where Patented Technologies will Play a Vital Role

The patent process breeds, encourages and sustains innovation and invention by granting a limited monopoly to the inventor in exchange for sharing the invention with the public. Certain technologies, including several of the technologies controlled by our operating subsidiaries, some of which are summarized below, become core technologies in the way products and services are manufactured, sold and delivered by companies across a wide array of industries.  Our operating subsidiaries identify core, patented technologies that have been or are anticipated to be widely adopted by third parties in connection with the manufacture or sale of products and services.

●	Contact and Form Alliances with Owners of Core, Patented Technologies

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

For years, many large companies have earned substantial revenue licensing patented technologies to third parties.  Other companies that do not have internal licensing resources and expertise have continued to record the capitalized carrying value of their core and or non-essential intellectual property in their financial statements, without deriving income from their intellectual property or realizing the potential value of their intellectual property assets.  Securities and financial reporting regulations require these companies to periodically evaluate and potentially reduce or write-off these intellectual property assets if they are unable to substantiate these reported carrying values.

Our operating subsidiaries seek to enter into business agreements with owners of intellectual property that do not have experience or expertise in the areas of intellectual property licensing and enforcement or that do not possess the in-house resources to devote to intellectual property licensing and enforcement activities.

●	Effectively and Efficiently Evaluate Patented Technologies for Acquisition, Licensing and Enforcement

Subtleties in the language of a patent, recorded interactions with the patent office, and the evaluation of prior art and literature can make a significant difference in the potential licensing and enforcement revenue derived from a patent or patent portfolio.  Our specialists are trained and skilled in these areas.  It is important to identify potential problem areas, if any, and determine whether potential problem areas can be overcome, prior to acquiring a patent portfolio or launching an effective licensing program.  We have developed processes and procedures for identifying problem areas and evaluating the strength of a patent portfolio before the decision is made to allocate resources to an acquisition or an effective licensing and enforcement effort.

●	Purchase or Acquire the Rights to Patented Technologies

After evaluation, our operating subsidiaries may elect to purchase the patented technology, or become the exclusive licensing agent for the patented technology in all or in specific fields of use.  In either case, the owner of the patent generally retains the rights to a portion of the net revenues generated from a patent’s licensing and enforcement program.  Our operating subsidiaries generally control the licensing and enforcement process and utilize experienced in-house personnel to reduce outside costs and to ensure that the necessary capital and expertise is allocated and deployed in an efficient and cost effective manner.

●	Successfully License and Enforce Patents with Significant Royalty Potential

As part of the patent evaluation process employed by our operating subsidiaries, significant consideration is also given to the identification of potential infringers, industries within which the potential infringers exist, longevity of the patented technology, and a variety of other factors that directly impact the magnitude and potential success of a licensing and enforcement program.  Our specialists are trained in evaluating potentially infringing technologies and in presenting the claims of our patents and demonstrating how they apply to companies we believe are using our technologies in their products or services.  These presentations can take place in a non-adversarial business setting, but can also occur through the litigation process, if necessary.

Patented Technologies

Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 100 patent portfolios, with patent expiration dates ranging from 2009 to 2028, and covering technologies used in a wide variety of industries, including the following:

• Aligned Wafer Bonding	• Enhanced Internet Navigation	• Peer To Peer Communications
• Audio Communications Fraud Detection	• Enterprise Content Management	• Physical Access Control
• Audio Storage and Retrieval System	• Facilities Operation Management System	• Picture Archiving & Communication Systems
• Audio Video Enhancement & Synchronization	• File Locking In Shared Storage Networks	• Pointing Device
• Authorized Spending Accounts	• Flash Memory	• Pop-Up Internet Advertising
• Automated Notification of Tax Return Status	• Fluid Flow Control And Monitoring	• Portable Storage Devices With Links
• Automated Tax Reporting	• Hearing Aid ECS	• Product Activation
• Broadcast Data Retrieval	• Heated Surgical Blades	• Projector
• Color Correction For Video Graphics Systems	• High Quality Image Processing	• Purifying Nucleic Acid
• Compact Disk	• High Resolution Optics	• Radio Communication With Graphics
• Compiler	• Image Resolution Enhancement	• Relational Database Access
• Computer Graphics	• Improved Lighting	• Remote Management Of Imaging Devices
• Computer Memory Cache Coherency	• Improved Printing	• Remote Video Camera
• Computer Simulations	• Interactive Content In A Cable Distribution System	• Resource Scheduling
• Continuous TV Viewer Measuring	• Internet Radio Advertising	• Rule Based Monitoring
• Copy Protection	• Interstitial Internet Advertising	• Software License Management
• Credit Card Fraud Protection	• Laparoscopic Surgery	• Spreadsheet Automation
• Database Access	• Laptop Connectivity	• Storage Technology
• Database Management	• Lighting Ballast	• Surgical Catheter
• Database Retrieval	• Location Based Services	• Telematics
• Data Encryption	• Manufacturing Data Transfer	• Television Data Display
• Digital Newspaper Delivery	• Medical Image Stabilization	• Television Signal Scrambling
• Digital Video Production	• Medical Monitoring	• Text Auto-Completion
• DMT®	• Micromirror Digital Display	• Vehicle Anti-Theft Parking Systems
• Document Generation	• Microprocessor	• Vehicle Maintenance
• Document Retrieval Using Global Word Co-Occurrence Patterns	• Microprocessor Enhancement	• Vehicle Occupant Sensing
• DRAM (Dynamic Random Access Memory)	• Multi-Dimensional Database Compression	• Videoconferencing
• Dynamic Manufacturing Modeling	• Network Remote Access	• Virtual Computer Workspaces
• Ecommerce Pricing	• Online Ad Tracking	• Virtual Server
• Electronic Address List Management	• Online Auction Guarantees	• Wireless Data
• Electronic Message Advertising	• Online Promotion	• Wireless Digital Messaging
• Embedded Broadcast Data	• Optical Switching	• Workspace With Moving Viewpoint
• Encrypted Media & Playback Devices	• Parallel Processing With Shared Memory

Patent Enforcement Litigation

Our operating subsidiaries are often required to engage in litigation to enforce their patents and patent rights.  Certain of our operating subsidiaries are parties to ongoing patent enforcement related litigation, alleging infringement by third parties of certain of the patented technologies owned or controlled by our operating subsidiaries.

Competition

We expect to encounter increased competition in the area of patent acquisitions and enforcement.  This includes an increase in the number of competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire.  Entities including Allied Security Trust, Altitude Capital Partners, Coller IP, Intellectual Ventures, Millennium Partners, Open Innovation Network, RPX Corporation and Rembrandt IP Management compete in acquiring rights to patents, and we expect more entities to enter the market.

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

Employees

As of December 31, 2008, on a consolidated basis, we had 41 full-time employees.  None of our subsidiaries are a party to any collective bargaining agreement.  We consider our employee relations to be good.

Item 1A.               RISK FACTORS

An investment in our stock involves a number of risks.  Before making a decision to purchase our securities, you should carefully consider all of the risks described in this annual report.  If any of the risks discussed in this annual report actually occur, our business, financial condition and results of operations could be materially adversely affected.  If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of our wholly owned operating subsidiaries.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND WILL PROBABLY INCUR ADDITIONAL LOSSES IN THE FUTURE.

We have sustained substantial losses since our inception.  We may never become profitable, or if we do, we may never be able to sustain profitability.  As of December 31, 2008, our accumulated deficit was $109.0 million.  As of December 31, 2008, we had approximately $51.5 million in cash and cash equivalents along with investments and working capital of $42.6 million.  We expect to incur significant legal, marketing, general and administrative expenses.  As a result, it is more likely than not that we will incur losses for the foreseeable future.  However, we believe our current cash and investments on hand will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months.

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

Our consolidated cash and cash equivalents along with investments totaled $51.5 million and $51.4 million at December 31, 2008 and 2007, respectively.  To date, we have relied primarily upon selling of equity securities and payments from our licensees to generate the funds needed to finance our operations and the operations of our operating subsidiaries.

We cannot assure you that we will not encounter unforeseen difficulties, including the outside influences identified below, that may deplete our capital resources more rapidly than anticipated. As a result, we and or our subsidiary companies may be required to obtain additional financing through bank borrowings, debt or equity financings or otherwise, which would require us to make additional investments or face a dilution of our equity interests. Any efforts to seek additional funds could be made through equity, debt or other external financings. Nevertheless, we cannot assure that additional funding will be available on favorable terms, if at all. If we fail to obtain additional funding when needed for our subsidiary companies and ourselves, we may not be able to execute our business plans and our business may suffer.

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

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO EXPAND OUR ORGANIZATION TO MATCH THE GROWTH OF OUR SUBSIDIARIES.

As our operating subsidiaries grow, the administrative demands upon us and on our operating subsidiaries, will grow, and our success will depend upon our ability to meet those demands. These demands include increased accounting, management, legal services, staff support, and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results.

OUR REVENUES WILL BE UNPREDICTABLE, AND THIS MAY HARM OUR FINANCIAL CONDITION.

From January 2005 to present, certain of our operating subsidiaries have continued to execute our strategy in the area of patent portfolio and patent portfolio rights acquisitions.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 100 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.  These acquisitions continue to expand and diversify our revenue generating opportunities. We believe that our cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet our cash requirements through at least March 2010, and for the foreseeable future.  However, due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of license fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our existing licensees and other factors, we cannot currently predict the amount and timing of the receipt of license fee revenues with a sufficient degree of precision.

As a result, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage and cause our quarterly results to be below market expectations. If this happens, the market price of our common stock may decline significantly.

OUR OPERATING SUBSIDIARIES DEPEND UPON RELATIONSHIPS WITH OTHERS TO PROVIDE TECHNOLOGY-BASED OPPORTUNITIES THAT CAN DEVELOP INTO PROFITABLE ROYALTY-BEARING LICENSES, AND IF IT IS UNABLE TO MAINTAIN AND GENERATE NEW RELATIONSHIPS, THEN IT MAY NOT BE ABLE TO SUSTAIN EXISTING LEVELS OF REVENUE OR INCREASE REVENUE.

Neither we nor our operating subsidiaries invent new technologies or products but instead depend on the identification and acquisition of new patents and inventions through their relationships with inventors, universities, research institutions, and others.  If our operating subsidiaries are unable to maintain those relationships and continue to grow new relationships, then they may not be able to identify new technology-based opportunities for growth and sustainable revenue.

We cannot be certain that current or new relationships will provide the volume or quality of technologies necessary to sustain our business.  In some cases, universities and other technology sources may compete against us as they seek to develop and commercialize technologies.  Universities may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions.  These and other strategies may reduce the number of technology sources and potential clients to whom we can market our services.  If we are unable to secure new sources of technology, it could have a material adverse effect on our operating results and financial condition.

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

OUR OPERATING SUBSIDIARIES, IN CERTAIN CIRCUMSTANCES, RELY ON REPRESENTATIONS, WARRANTIES AND OPINIONS MADE BY THIRD PARTIES, THAT IF DETERMINED TO BE FALSE OR INACCURATE, MAY EXPOSE OUR OPERATING SUBSIDIARIES TO CERTAIN LIABILITIES THAT COULD BE MATERIAL.

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

At December 31, 2008, our investments in marketable securities include certain auction rate securities. Our auction rate securities are investment grade quality and were in compliance with our investment policy when purchased.  Historically, our auction rate securities were recorded at cost, which approximated their fair market value due to their variable interest rates, which typically reset every 7 to 35 days, despite the long-term nature of their stated contractual maturities.  The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists.  Due to recent liquidity issues in the global credit and capital markets, these securities experienced several failed auctions since February 2008.  In such case of a failure, the auction rate securities continue to pay interest, at the maximum rate, in accordance with their terms, however, we may not be able to access the par value of the invested funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process.

At December 31, 2008, the par value of auction rate securities collateralized by student loan portfolios totaled $2.75 million.  As a result of the liquidity issues associated with the failed auctions, we estimate that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent in the accompanying December 31, 2008 consolidated balance sheet.  In addition, as a result of our analysis of the estimated fair value of our student loan collateralized instruments, as described at Note 7 to the consolidated financial statements included elsewhere herein, we have recorded an other-than-temporary loss of $250,000 for our student loan collateralized instruments in the accompanying consolidated statement of operations and comprehensive income (loss) (hereinafter “consolidated statements of operations”) for the year ended December 31, 2008.

At December 31, 2008, we also held auction rate securities with a par value totaling $975,000, issued by high credit quality closed-end investment companies.  Despite the reduction in liquidity resulting from the failure of auctions for these securities since February 2008, the issuers of these auction rate securities have redeemed, at par, approximately 66% of the securities held by us since February 2008, and have indicated that they continue to evaluate ways to provide additional liquidity to their auction rate security holders.  Additionally, these securities continue to be AAA rated and the underlying funds continue to meet certain specified asset coverage tests required by the rating agencies, as well as the 200% asset coverage test with respect to auction rate securities set forth in the Investment Company Act of 1940, as amended.  However, due to the impact of the reduced liquidity associated with these securities as of December 31, 2008, we recorded an other-than-temporary loss on these auction rate securities of $236,000 in the accompanying consolidated statement of operations for the year ended December 31, 2008, and have classified our auction rate securities issued by closed-end investment companies as noncurrent assets in the accompanying December 31, 2008 consolidated balance sheet.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months.  In recent weeks, the volatility and disruption have reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers.  Given the deteriorating credit markets, and the sustained incidence of failure within the auction market since February 2008, there can be no assurance as to when we would be able to liquidate a particular issue.  Furthermore, if these market conditions were to persist despite our ability to hold such investments until maturity, we may be required to record additional impairment charges in a future period.  The systemic failure of future auctions for auction rate securities may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity, and financial condition. Refer to Note 7 to our accompanying consolidated financial statements, included elsewhere herein, for additional information about our investments in auction rate securities and the implementation of SFAS No. 157, “Fair Value Measurements,” or SFAS No.157.

RISKS RELATED TO OUR INDUSTRY

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

Our operating subsidiaries acquire patents with enforcement opportunities and are spending a significant amount of resources to enforce those patents. If new legislation, regulations or rules are implemented either by Congress, the U.S. Patent and Trademark Office, or USPTO, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. For example, new rules regarding the burden of proof in patent enforcement actions could significantly increase the cost of our enforcement actions, and new standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions.

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

More patent applications are filed each year resulting in longer delays in getting patents issued by the USPTO.

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

Any reductions in the funding of the USPTO could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications.

The assets of our operating subsidiaries consist of patent portfolios, including pending patent applications before the USPTO. The value of our patent portfolios is dependent upon the issuance of patents in a timely manner, and any reductions in the funding of the USPTO could negatively impact the value of our assets. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the USPTO, causing an unexpected increase in our expenses.

Competition is intense in the industries in which our subsidiaries do business and as a result, we may not be able to grow or maintain our market share for our technologies and patents.

We expect to encounter competition in the area of patent acquisition and enforcement as the number of companies entering this market is increasing. This includes competitors seeking to acquire the same or similar patents and technologies that we may seek to acquire. Entities including Allied Security Trust, Altitude Capital Partners, Coller IP, Intellectual Ventures, Millennium Partners, Open Innovation Network, RPX Corporation and Rembrandt IP Management compete in acquiring rights to patents, and we expect more entities to enter the market. As new technological advances occur, many of our patented technologies may become obsolete before they are completely monetized. If we are unable to replace obsolete technologies with more technologically advanced patented technologies, then this obsolescence could have a negative effect on our ability to generate future revenues.

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

THE RECENT FINANCIAL CRISIS AND CURRENT UNCERTAINTY IN GLOBAL ECONOMIC CONDITIONS COULD NEGATIVELY AFFECT OUR BUSINESS, RESULTS OF OPERATIONS, AND FINANCIAL CONDITION

Our revenue-generating opportunities depend on the use of our patented technologies by existing and prospective licensees, the overall demand for the products and services of our licensees, and on the overall economic and financial health of our licensees.  The recent financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in the credit, equity and fixed income markets. If the current worldwide economic downturn continues, many of our licensees’ customers, which may rely on credit financing, may delay or reduce their purchases of our licensees’ products and services.  In addition, the use or adoption of our patented technologies is often based on current and forecasted demand for our licensees’ products and services in the marketplace and may require companies to make significant initial commitments of capital and other resources.  If the negative conditions in the global credit markets delay or prevent our licensees’ and their customers’ access to credit, overall consumer spending on the products and services of our licensees may decrease and the adoption or use of our patented technologies may slow, respectively.  Further, if the markets in which our licensees’ participate experience further economic downturns, as well as a slow recovery period, this could negatively impact our licensees’ long-term sales and revenue generation, margins and operating expenses, which could impact the magnitude of revenues generated or projected to be generated by our licensees, which could have a material impact on our business, license fee generating opportunities, operating results and financial condition.

In addition, we have significant patent related intangible assets recorded on our consolidated balance sheet. We will continue to evaluate the recoverability of the carrying amount of our patent related intangible assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our consolidated financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result.

RISKS RELATED TO OUR COMMON STOCK

THE AVAILABILITY OF SHARES FOR SALE IN THE FUTURE COULD REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

In the future, we may issue securities to raise cash for operations and or acquisitions. We may also pay for interests in additional subsidiary companies by using a combination of cash and our common stock or just our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute stockholders ownership interest in our company and have an adverse impact on the price of our common stock.

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

●
Section 203 of the Delaware General Corporation Law, which prohibits a merger with a 15%-or-greater stockholder, such as a party that has completed a successful tender offer, until three years after that party became a 15%-or-greater stockholder;

●	amendment of our bylaws by the stockholders requires a two-thirds approval of the outstanding shares;

●	the authorization in our certificate of incorporation of undesignated preferred stock, which could be issued without stockholder approval in a manner designed to prevent or discourage a takeover;

●
provisions in our bylaws eliminating stockholders’ rights to call a special meeting of stockholders, which could make it more difficult for stockholders to wage a proxy contest for control of our board of directors or to vote to repeal any of the anti-takeover provisions contained in our certificate of incorporation and bylaws; and

●	the division of our board of directors into three classes with staggered terms for each class, which could make it more difficult for an outsider to gain control of our board of directors.

Such potential obstacles to a takeover could adversely affect the ability of our stockholders to receive a premium price for their stock in the event another company wants to acquire us.

AS A RESULT OF THE REDEMPTION OF ACACIA RESEARCH-COMBIMATRIX COMMON STOCK FOR THE COMMON STOCK OF COMBIMATRIX CORPORATION, WE MAY BE SUBJECT TO CERTAIN TAX LIABILITY UNDER THE INTERNAL REVENUE CODE.

Our distribution of the common stock of CombiMatrix in the Split-Off Transaction will be tax-free to us if the distribution qualifies under Sections 368 and 355 of the Internal Revenue Code of 1986, as amended, or the Code.  If the Split-Off Transaction fails to qualify under Section 355 of the Code, corporate tax would be payable by the consolidated group as of the date of the Split-Off Transaction, of which we are the common parent, based upon the difference between the aggregate fair market value of the assets of CombiMatrix’s business and the adjusted tax bases of such business to us prior to the redemption.

We received a private letter ruling from the Internal Revenue Service, or the IRS, to the effect that, among other things, the redemption would be tax free to us and the holders of Acacia Research-Acacia Technologies common stock and Acacia Research-CombiMatrix common stock under Sections 368 and 355 of the Code. The private letter ruling, while generally binding upon the IRS, was based upon factual representations and assumptions and commitments on our behalf with respect to future operations made in the ruling request. The IRS could modify or revoke the private letter ruling retroactively if the factual representations and assumptions in the request were materially incomplete or untrue, the facts upon which the private letter ruling was based were materially different from the facts at the time of the redemption, or if we do not comply with certain commitments made.

If the Split-Off Transaction fails to qualify under Section 355 of the Code, corporate tax, if any, would be payable by the consolidated group of which we are the common parent, as described above.  As such, the corporate level tax would be payable by us. CombiMatrix has agreed however, to indemnify us for this and certain other tax liabilities if they result from actions taken by CombiMatrix.  Notwithstanding CombiMatrix’s agreement to indemnify us, under the Code’s consolidated return regulations, each member of our consolidated group, including our company, will be severally liable for these tax liabilities. Further, we may be liable for additional taxes if we take certain actions within two years following the redemption, as more fully discussed in the immediately following risk factor.  If we are found liable to the IRS for these liabilities, the resulting obligation could materially and adversely affect our financial condition, and we may be unable to recover on the indemnity from CombiMatrix.

FOLLOWING THE REDEMPTION OF ACACIA RESEARCH-COMBIMATRIX COMMON STOCK FOR THE COMMON STOCK OF COMBIMATRIX, WE MAY BE SUBJECT TO CERTAIN TAX LIABILITIES UNDER THE INTERNAL REVENUE CODE FOR ACTIONS TAKEN BY US OR COMBIMATRIX FOLLOWING THE REDEMPTION.

Even if the distribution qualifies under Section 368 and 355 of the Code, it will be taxable to us if Section 355(e) of the Code applies to the distribution. Section 355(e) will apply if 50% or more of our common stock or CombiMatrix’s common stock, by vote or value, is acquired by one or more persons, other than the holders of Acacia Research-CombiMatrix common stock who receive the common stock of CombiMatrix in the redemption, acting pursuant to a plan or a series of related transactions that includes the redemption. Any shares of our common stock, the Acacia Research-CombiMatrix stock or the common stock of CombiMatrix acquired directly or indirectly within two years before or after the redemption generally are presumed to be part of such a plan unless we can rebut that presumption. To prevent applicability of Section 355(e) or to otherwise prevent the distribution from failing to qualify under Section 355 of the Code, CombiMatrix has agreed that, until two years after the redemption, it will not take any of the following actions unless prior to taking such action, it has obtained, and provided to us, a written opinion of tax counsel or a ruling from the IRS to the effect that such action will not cause the redemption to be taxable to us, which we refer to in this report collectively as Disqualifying Actions:

●	merge or consolidate with another corporation;

●	liquidate or partially liquidate;

●	sell or transfer all or substantially all of its assets;

●	redeem or repurchase its stock (except in certain limited circumstances); or

●	take any other action which could reasonably be expected to cause Section 355(e) to apply to the distribution.

Further, if we take any Disqualifying Action, we may be subject to additional tax liability.  Many of our competitors are not subject to similar restrictions and may issue their stock to complete acquisitions, expand their product offerings and speed the development of new technology.  Therefore, these competitors may have a competitive advantage over us.  Substantial uncertainty exists on the scope of Section 355(e), and we may have undertaken, may contemplate undertaking or may otherwise undertake in the future transactions which may cause Section 355(e) to apply to the redemption notwithstanding our desire or intent to avoid application of Section 355(e). Accordingly, we cannot provide you any assurance that we will not be liable for taxes if Section 355(e) applies to the redemption.

WE MAY FAIL TO MEET MARKET EXPECTATIONS BECAUSE OF FLUCTUATIONS IN QUARTERLY OPERATING RESULTS, WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

Our reported revenues and operating results have fluctuated in the past and may continue to fluctuate significantly from quarter to quarter in the future. It is possible that in future periods, revenues could fall below the expectations of securities analysts or investors, which could cause the market price of our common stock to decline. The following are among the factors that could cause our operating results to fluctuate significantly from period to period:

●
the dollar amount of agreements executed in each period, which is primarily driven by the nature and characteristics of the technology being licensed and the magnitude of infringement associated with a specific licensee;

●	the specific terms and conditions of agreements executed in each period and the periods of infringement contemplated by the respective payments;

●	fluctuations in the total number of agreements executed;

●	fluctuations in the sales results or other royalty-per-unit activities of our licensees that impact the calculation of license fees due;

●	the timing of the receipt of periodic license fee payments and/or reports from licensees;

●	fluctuations in the net number of active licensees period to period;

●	costs related to acquisitions, alliances, licenses and other efforts to expand our operations;

●	the timing of payments under the terms of any customer or license agreements into which our operating subsidiaries may enter; and

●	expenses related to, and the timing and results of, patent filings and other enforcement proceedings relating to intellectual property rights, as more fully described in this section.

TECHNOLOGY COMPANY STOCK PRICES ARE ESPECIALLY VOLATILE, AND THIS VOLATILITY MAY DEPRESS THE PRICE OF OUR COMMON STOCK.

The stock market has experienced significant price and volume fluctuations, and the market prices of technology companies have been highly volatile. We believe that various factors may cause the market price of our common stock to fluctuate, perhaps substantially, including, among others, the following:

●	announcements of developments in our patent enforcement actions;

●	developments or disputes concerning our patents;

●	our or our competitors’ technological innovations;

●	developments in relationships with licensees;

●	variations in our quarterly operating results;

●	our failure to meet or exceed securities analysts’ expectations of our financial results;

●	a change in financial estimates or securities analysts’ recommendations;

●	changes in management’s or securities analysts’ estimates of our financial performance;

●	changes in market valuations of similar companies;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, capital commitments, new technologies, or patents; and

●	failure to complete significant transactions.

For example, the NASDAQ Computer Index had a range of $582.76 - $1,288.12 during the 52-weeks ended December 31, 2008 and the NASDAQ Composite Index had a range of $1,295.48 - $2,661.50 over the same period.  Over the same period, our common stock fluctuated within a range of $1.87 - $9.30.

The financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions, which began in late 2007 and continued throughout 2008, have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in the credit, equity and fixed income markets. As noted above, our stock price, like many other stocks, has decreased substantially recently and if investors have concerns that our business, operating results and financial condition will be negatively impacted by a continuing worldwide economic downturn, our stock price could further decrease.

In addition, we believe that fluctuations in our stock price during applicable periods can also be impacted by court rulings and or other developments in our patent enforcement actions. Court rulings in patent enforcement actions are often difficult to understand, even when favorable or neutral to the value of our patents and our overall business, and we believe that investors in the market may overreact, causing fluctuations in our stock prices that may not accurately reflect the impact of court rulings on our business operations and assets.

In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If our common stock was the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business and financial results.

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                  PROPERTIES

We lease approximately 18,302 square feet of office space in Newport Beach, California, under a lease agreement that expires in February 2012.  Presently, we are not seeking any additional facilities.  We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs.

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

Item 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Prior to the Split-Off Transaction described above, we had two classes of common stock outstanding, our Acacia Research-Acacia Technologies common stock and our Acacia Research-CombiMatrix common stock.  Our Acacia Research-Acacia Technologies common stock was intended to reflect separately the performance of our intellectual property licensing business.  Our Acacia Research-CombiMatrix common stock was intended to reflect separately the performance of our life science business, referred to as the CombiMatrix group, which was disposed of in connection with the Split-Off Transaction.

As a result of the Split-Off Transaction, all outstanding shares of Acacia Research-CombiMatrix common stock were redeemed, and all rights of holders of Acacia Research-CombiMatrix common stock ceased as of August 15, 2007, except for the right, upon the surrender to the exchange agent of shares of Acacia Research-CombiMatrix common stock, to receive new shares of CombiMatrix common stock.  As a result of the consummation of the Split-Off Transaction, our only class of common stock outstanding is our common stock.

Our common stock commenced trading on The NASDAQ Global Market on December 16, 2002, under the symbol “ACTG.”  Prior to December 16, 2002, our only class of common stock began trading under the symbol “ACRI” on the NASDAQ National Market System on July 8, 1996.

The markets for securities such as our common stock have historically experienced significant price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product developments and trends in our industry and the investment markets generally, as well as economic conditions and quarterly variations in the results of our enforcement activities and our results of operations, may adversely affect the market price of our common stock.

The high and low bid prices for our common stock as reported by The NASDAQ Global Market for the periods indicated are shown in the table below. Such prices are inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

High	$3.18	$5.20	$6.70	$9.30	$17.92	$16.75	$16.84	$16.56
Low	$1.87	$2.98	$4.20	$4.58	$8.42	$10.87	$12.76	$12.23

STOCK PRICE PERFORMANCE GRAPH

The following stock price performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended.

The Stock Performance Graph depicted below compares the yearly change in our cumulative total stockholder return for the last five fiscal years with the cumulative total return of The NASDAQ Stock Market (U.S.) Composite Index.

	2004	2005	2006	2007	2008

Acacia Research Corporation common stock	$97	$127	$246	$165	$56
Nasdaq Composite Index	$109	$110	$121	$132	$79

The graph covers the period from December 31, 2003 to December 31, 2008.  Cumulative total returns are calculated assuming that $100 was invested on December 31, 2003, in our common stock, and in the NASDAQ Composite Index, and that all dividends, if any, were reinvested.  Refer to our Dividend Policy below.  Stockholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

On February 23, 2009, there were approximately 116 owners of record of our common stock. The majority of the outstanding shares of our common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

Dividend Policy

To date, we have not declared or paid any cash dividends with respect to our common stock, and the current policy of the board of directors is to retain earnings, if any, to provide for our growth and the growth of our operating subsidiaries. Consequently, we do not expect to pay any cash dividends in the foreseeable future. Further, there can be no assurance that our proposed operations will generate revenues and cash flow needed to declare a cash dividend or that we will have legally available funds to pay dividends.

Equity Compensation Plan Information

The following table provides information with respect to shares of our common stock issuable under our equity compensation plans as of December 31, 2008:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2002 Acacia Technologies Stock Incentive Plan(1)	3,606,000	$5.41	1,678,000
2007 Acacia Technologies Stock Incentive Plan(2)	50,000	$16.01	130,000
Subtotal	3,656,000	$5.55	1,808,000
Equity compensation plans not approved by security holders(3)
	N/A	N/A	N/A
Total	3,656,000	$5.55	1,808,000

_______________
(1)
Our 2002 Acacia Technologies Stock Incentive Plan, as amended, or the 2002 Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants.  The 2002 Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards.  The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards.  The share reserve under the 2002 Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 500,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares.  Column (a) excludes 439,000 in nonvested restricted stock awards and restricted stock units outstanding at December 31, 2008.  Refer to Note 11 to our consolidated financial statements included elsewhere herein.

(2)
Our 2007 Acacia Technologies Stock Incentive Plan, or the 2007 Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants, and was approved by security holders on May 15, 2007.  The 2007 Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards.  The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards.  The initial share reserve under the 2007 Plan was 560,000 shares of our common stock. The share reserve under the 2007 Plan automatically increased on January 1, 2008 and 2009, by an amount equal to two percent (2%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year. After January 1, 2009, no new additional shares will be added to the 2007 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2007 Plan).   Column (a) excludes 834,000 in nonvested restricted stock awards outstanding at December 31, 2008.  Refer to Note 11 to our consolidated financial statements included elsewhere herein.

(3)	We have not authorized the issuance of equity securities under any plan not approved by security holders.

Item 6.                  SELECTED FINANCIAL DATA

The consolidated selected balance sheet data as of December 31, 2008 and 2007 and the consolidated selected statements of operations data for the years ended December 31, 2008, 2007 and 2006 set forth below have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto).  The consolidated selected balance sheet data as of December 31, 2006, 2005 and 2004 and the consolidated selected statements of operations data for the years ended December 31, 2005 and 2004 have been derived from unaudited consolidated financial statements not included herein, but which were previously filed with the SEC.

Consolidating Statements of Operations Data
(In thousands, except share and per share data)
	For the Years Ended December 31,
	2008	2007	2006	2005	2004

License fee revenues	$48,227	$52,597	$34,825	$19,574	$4,284
Marketing, general and administrative expenses (including non-cash stock compensation expense)	24,014	20,042	14,123	8,097	5,043
Inventor royalties and contingent legal fees expense - patents	27,424	29,224	17,159	11,331	-
Legal expenses - patents	4,949	7,024	4,780	2,468	3,133
Amortization of patents	6,043	5,583	5,313	4,922	501
Operating loss	(14,203)	(9,511)	(6,847)	(7,244)	(6,055)
Other income, net	570	2,359	1,524	1,071	471
Loss from continuing operations before income taxes	(13,633)	(7,152)	(5,323)	(6,173)	(5,445)
Loss from continuing operations	(13,757)	(7,359)	(5,363)	(6,038)	(5,439)
Discontinued operations - Split-off of CombiMatrix Corporation and other	-	(8,086)	(20,093)	(12,638)	606
Net loss	$(13,757)	$(15,445)	$(25,456)	$(18,676)	$(4,833)

Loss per common share - basic and diluted:
Loss from continuing operations
Acacia Research Corporation common stock	$(0.47)	$(0.26)	$(0.19)	$(0.23)	$(0.27)
Discontinued operations - Split-off of CombiMatrix Corporation
Acacia Research - CombiMatrix stock	$-	$(0.14)	$(0.49)	$(0.37)	$0.02
Weighted average number of common and potential common shares used in computation of income (loss) per common share
Acacia Research Corporation common stock:
Basic and diluted	29,423,998	28,503,314	27,547,651	26,630,732	19,784,883
Acacia Research - CombiMatrix stock:
Basic	-	55,862,707	40,605,038	33,678,603	29,962,596
Diluted	-	55,862,707	40,605,038	33,678,603	30,995,663

Consolidating Balance Sheet Data
(In thousands)
	At December 31,
	2008	2007	2006	2005	2004
Total assets:
Acacia Research Corporation	$73,074	$71,051	$65,770	$68,893	$33,058
Discontinued operations - Split-off of CombiMatrix Corporation	-	-	44,214	52,541	55,388
Eliminations	-	-	(380)	-	(119)
Total	$73,074	$71,051	$109,604	$121,434	$88,327
Total liabilities:
Acacia Research Corporation	$14,527	$6,247	$4,276	$6,647	$3,472
Discontinued operations - Split-off of CombiMatrix Corporation	-	-	11,399	7,443	8,560
Eliminations	-	-	(380)	-	(119)
Total	$14,527	$6,247	$15,295	$14,090	$11,913
Minority interests:
Acacia Research Corporation	$-	$-	$-	$443	$778
Discontinued operations - Split-off of CombiMatrix Corporation	-	-	-	4	-
Total	$-	$-	$-	$447	$778
Stockholders' equity:
Acacia Research Corporation	$58,547	$64,804	$61,494	$61,803	$28,808
Discontinued operations - Split-off of CombiMatrix Corporation	-	-	32,815	45,094	46,828
Total	$58,547	$64,804	$94,309	$106,897	$75,636

Factors Affecting Comparability:

●
During the fourth quarter of 2008, pursuant to the terms of the respective inventor agreement, management elected to terminate its rights to exclusively license a patent portfolio.  As such, the economic useful life of the patent related intangible asset was reduced, resulting in the acceleration $1,094,000 of amortization expense for the patent related asset and an increase in amortization expense in 2008, as compared to 2007.

●
Effective January 1, 2006, we adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R, which sets forth the accounting requirements for “share-based” compensation payments to employees and non-employee directors and requires that compensation cost relating to share-based payment transactions be recognized in the statement of operations.  Refer to Note 2 and Note 11 to our consolidated financial statements included elsewhere herein, for additional information and a description of the impact of SFAS No. 123R on our consolidated statements of operations data presented above.  Non-cash stock compensation expense included in marketing, general and administrative expense was $7,355,000, $5,908,000 and $3,946,000 in 2008, 2007 and 2006, respectively.

●	In 2008, we recorded an other than temporary impairment loss of $486,000 on certain auction rate securities held as of December 31, 2008.

●
As a result of the conclusion of the V-chip patent litigation, our subsidiary, Soundview Technologies Inc., recognized $1,500,000 of V-chip related deferred license fee revenues, $668,000 of V-chip related deferred legal costs, and a non-cash V-chip related goodwill impairment charge of $1.6 million in the third quarter of 2004.

●
In January 2005, our wholly owned subsidiary, Acacia Global Acquisition Corporation, acquired substantially all of the assets of Global Patent Holdings, LLC, a privately held patent holding company, which owned 11 patent licensing companies, or the GPH Acquisition.  In connection with the GPH Acquisition, we acquired ownership of companies that owned or controlled the rights to 27 patent portfolios, which included 120 U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.  The aggregate purchase consideration was approximately $25.1 million, including $5.0 million of cash, the issuance of 3,938,832 shares of Acacia Research-Acacia Technologies common stock, or AR-Acacia Technologies stock, valued at $19.3 million (net of estimated common stock registration costs of $212,000) and acquisition costs, including registration costs, of $796,000.  $25.1 million of the purchase price was allocated to patent related intangible assets acquired, which are being amortized on a straight-line basis over a weighted-average estimated economic useful life of six years.  As a result of the GPH Acquisition and subsequent patent acquisitions through December 31, 2008, amortization expense totaled $6.0 million, $5.6 million, $5.3 million and $4.9 million in 2008, 2007, 2006 and 2005, respectively, as compared to approximately $501,000 in 2004.

●
As a result of the Split-Off Transaction, as discussed above, we disposed of our investment in CombiMatrix.  Refer to Note 10A to our consolidated financial statements, included elsewhere herein, for information regarding presentation of the assets, liabilities, results of operations and cash flows for the CombiMatrix group as “Discontinued Operations,” for all periods presented, in accordance with guidance set forth in SFAS No. 144.

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

General

Our operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 100 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

The intellectual property acquisition, development, licensing and enforcement business conducted by our operating subsidiaries, is described more fully in Item 1, “Business,” of this report.

CombiMatrix Group Split-Off Transaction and Related Discontinued Operations. As discussed below under the caption “Discontinued Operations – Split-Off of CombiMatrix Corporation,” the CombiMatrix group, which was previously presented as a separate reportable segment, was split-off from us effective August 15, 2007.  As such, the historical results of operations for the CombiMatrix group in the accompanying consolidated financial statements are presented as part of our results from discontinued operations in accordance with SFAS No. 144.  As a result of the Split-Off Transaction, our only business is our intellectual property licensing business.

Overview

Our operating activities during 2008, 2007 and 2006, were principally focused on the continued development, licensing and enforcement of the patent portfolios owned or controlled by our operating subsidiaries, including the continued pursuit of multiple ongoing technology licensing and enforcement programs and the development and commencement of new technology licensing and enforcement programs.  In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to partner with patent owners and provide our unique intellectual property licensing, development and enforcement services.

We recognized license fee revenues of $48.2 million in 2008, an 8% decrease compared to 2007 license fee revenues of $52.6 million, and a 38% increase compared to 2006 license fee revenues of $34.8 million.

Revenues for 2008 included license fees from 80 new licensing agreements covering 30 of our technology licensing and enforcement programs, as compared to 91 new licensing agreements covering 16 of our technology licensing and enforcement programs in 2007 and 72 new licensing agreements covering 14 of our technology licensing and enforcement programs in 2006.  On a consolidated basis, our operating subsidiaries generated licensing revenues from 20 new technology licensing and enforcement programs during 2008, as compared to 8 new programs in 2007 and 7 new programs in 2006.  As of December 31, 2008, we have generated revenues from 48 technology licensing and enforcement programs, as compared to 28 programs as of December 31, 2007 and 20 programs as of December 31, 2006.

License fee revenues for 2008 included fees from the licensing of our DMT® technology, Audio/Video Enhancement and Synchronization technology, Image Resolution Enhancement technology, Credit Card Fraud Protection technology, Portable Storage Devices with Links technology, Rule-Based Monitoring technology, Electronic Address List Management technology, Telematics technology, Medical Image Stabilization technology, Storage technology, Ecommerce Pricing technology, Location Based Services technology, File Locking in Shared Storage Networks technology, Audio Communications Fraud Detection technology, Picture Archiving & Communications System technology, Remote Management of Imaging Devices technology, Projector technology, Electronic Message Advertising technology,  Wireless Traffic Information technology, Pop-up Internet Advertising technology, High Quality Image Processing technology, Vehicle Anti-Theft Parking Systems technology, Online Auction Guarantee technology, Web Personalization technology, Vehicle maintenance technology, Physical Access Control technology, High Resolution Optics technology, Software License Management technology, Authorized Spending Accounts technology and Video Editing technology licensing programs.

Our revenues historically have fluctuated quarterly based on the number of patented technology portfolios owned or controlled by our operating subsidiaries, the timing and results of patent filings and other enforcement proceedings relating to our intellectual property rights, the number of active licensing programs, and the relative maturity of active licensing programs during the applicable periods.  In addition, revenues fluctuate based on the dollar amount of agreements executed each period, which is primarily driven by the nature and characteristics of the technology being licensed and the magnitude of infringement associated with a specific licensee, the specific terms and conditions of agreements executed each period and the periods of infringement contemplated by the respective payments, fluctuations in the total number of agreements executed, fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due, the timing of the receipt of periodic license fee payments and/or reports from licensees, and fluctuations in the net number of active licensees period to period.

We measure and assess the performance and growth of our patent licensing and enforcement business conducted by our operating subsidiaries based on consolidated license fee revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues totaled $48.2 million as of December 31, 2008, as compared to $42.0 million as of September 30, 2008, $37.7 million as of June 30, 2008, $36.5 million as of March 31, 2008, $52.6 million as of December 31, 2007 and $34.8 million as of December 31, 2006.

Operating expenses increased during 2008, as compared to 2007, and during 2007, as compared to 2006, due primarily to the hiring of additional patent licensing, business development and engineering personnel, an increase in patent related legal, research and consulting expenses incurred in connection with the continued growth and expansion of our technology licensing and enforcement business, and an increase in corporate, general and administrative costs related to ongoing operations.  In the aggregate, total inventor royalties and contingent legal fees expenses decreased in 2008, as compared to 2007, and increased in 2007, as compared to 2006, primarily due to the related fluctuations in license fee revenues for the same periods, as discussed above, and the impact of the varying economic terms related to inventor agreements and contingent legal fee arrangements associated with the revenue generating patent portfolios in each period.

Our operating subsidiaries intend to sustain the long term growth of our intellectual property licensing and enforcement business through the identification and acquisition of, or the rights to, additional core patented technologies, across a wide range of technology areas that have been, or are anticipated to be, widely adopted by third parties in connection with the manufacture or sale of products and services.  During 2008, certain of our operating subsidiaries continued to execute our business strategy in the area of patent portfolio acquisitions, including, in the fourth quarter of 2008, the acquisition of, or the acquisition of the rights to, patent portfolios in the Automated Tax Reporting, Improved Lighting, Vehicle Occupant Sensing and Wireless Data technology areas.  During 2008, we acquired a total of 20 new patent portfolios with applications over a wide range of technology areas, as compared to 31 new patent portfolios in 2007 and 20 new patent portfolios in 2006.  Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on our consolidated financial statements for the periods presented.

As of December 31, 2008, we had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly.

We believe that, of the significant accounting policies discussed in Note 2 to our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

●	revenue recognition;
●	stock-based compensation expense;
●	valuation of long-lived and intangible assets; and
●	impairment of marketable securities;

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

Certain license agreements provide for the payment of contractually determined paid-up license fees to our operating subsidiaries in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries.  Generally, the execution of these license agreements also provide for the release of the licensee from certain past and future claims, and the dismissal of any pending litigation.  Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future license and related releases, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the license and releases upon execution of the agreement.  As such, the earnings process is generally complete upon the execution of the agreement, and revenue is recognized upon execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met.  Depending on the complexity of the underlying license agreement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods, in which, or during which, respectively, the completion of the earning process occurs.  Depending on the magnitude of specific license agreements, if different judgments, assumptions and estimates are made regarding contracts executed in any specific period, our financial results may be materially affected.

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

Stock-based Compensation Expense

Effective January 1, 2006, we adopted the provisions of SFAS No. 123R, which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.”  SFAS No. 123R supersedes Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, “Statement of Cash Flows.”  SFAS No. 123R sets forth the accounting requirements for “share-based” compensation payments to employees and non-employee directors and requires all share based-payments to be recognized as expense in the statement of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model for stock options and intrinsic value on the date of grant for nonvested restricted stock), and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, future employee stock option exercise behavior and requisite service periods.

SFAS No. 123R also requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated pre-vesting forfeiture rate.  As such, SFAS No. 123R requires us to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized.  Estimates of pre-vesting forfeitures must be periodically revised in subsequent periods if actual forfeitures differ from those estimates.  We consider several factors in connection with our estimate of pre-vesting forfeitures including types of awards, employee class, and historical pre-vesting forfeiture data.  The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Refer to Notes 2 and 11 to our consolidated financial statements included in Part IV, Item 15 of this report for more information.

Valuation of Long-lived and Intangible Assets

We review long-lived assets, including patent related intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Factors we consider important, which could trigger an impairment review include the following:

●	significant underperformance relative to expected historical or projected future operating results;

●	significant changes in the manner of our use of the acquired assets or the strategy for our overall business;

●	significant negative industry or economic trends;

●	significant adverse changes in legal factors or in the business climate, including adverse regulatory actions or assessments; and

●	significant decline in our stock price for a sustained period.

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

As described above, in assessing the recoverability of intangible assets, significant judgment is required in connection with estimates of market values, estimates of the amount and timing of future cash flows, and estimates of other factors that are used to determine the fair value of the respective assets. If these estimates or related projections change in future periods, future intangible asset impairment tests may result in charges to earnings.  Refer to Note 6 to the consolidated financial statements, included elsewhere herein, for information on impairment charges recorded during the periods presented.

Impairment of Marketable Securities

Effective January 1, 2008, we adopted SFAS No. 157.  SFAS No. 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. SFAS No. 157 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

●	Level 1 - Observable Inputs: Quoted prices in active markets for identical investments;

●	Level 2 - Pricing Models with Significant Observable Inputs: Other significant observable inputs, including quoted prices for similar investments, interest rates, credit risk, etc.; and

●	Level 3 - Unobservable Inputs: Significant unobservable inputs, including the entity’s own assumptions in determining the fair value of investments.

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.

At December 31, 2008 and 2007, all of our investments are classified as available-for-sale, which are reported at fair value, in accordance with SFAS No. 157, with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized.

We review impairments associated with our investments in marketable securities in accordance with Emerging Issues Task Force, or EITF, 03-1 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of any impairment as “temporary” or “other-than-temporary.”   For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in the consolidated statements of operations.  An impairment is deemed other than temporary unless (a) we have the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time.

Refer to “Consolidated Results of Operations – Other” below for information regarding other than temporary charges recorded in the consolidated statements of operations for the year ended December 31, 2008.

Acacia Research Corporation
Consolidated Results of Operations

Net Loss (In thousands)

	2008	2007	2006
Loss from continuing operations	$(13,757)	$(7,359)	$(5,363)
Loss from discontinued operations - Split-off of CombiMatrix Corporation and other	-	(8,086)	(20,093)
Net loss	$(13,757)	$(15,445)	$(25,456)

The changes in consolidated loss from continuing operations were primarily due to operating results and activities, as discussed below.

Revenues (In thousands)

	2008	2007	2006
License fees	$48,227	$52,597	$34,825

License Fees.  Revenues for 2008 included license fees from 80 new licensing agreements covering 30 of our technology licensing and enforcement programs, as compared to 91 new licensing agreements covering 16 of our technology licensing and enforcement programs in 2007, and 72 new licensing agreements covering 14 of our technology licensing and enforcement programs in 2006.  The increase in license fee revenues in 2008 and 2007, as compared to 2006, reflects the impact of the increase in patent portfolios owned or controlled by our operating subsidiaries since 2006, and the related increase in the number of patent licensing and enforcement programs developed, launched and generating revenues since 2006.  On a consolidated basis, as of December 31, 2008, 48 of our licensing programs had begun generating licensing revenues, up from 28 as of December 31, 2007 and 20 as of December 31, 2006.  License fee revenues recognized by our operating subsidiaries fluctuate from period to period primarily based on the following factors:

●	the timing and results of patent filings and other enforcement proceedings relating to our intellectual property rights;

●
the dollar amount of agreements executed each period, which is primarily driven by the nature and characteristics of the technology being licensed and the magnitude of infringement associated with a specific licensee;

●	the specific terms and conditions of agreements executed each period and the periods of infringement contemplated by the respective payments;

●	fluctuations in the total number of agreements executed;

●	fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of license fees due;

●	the timing of the receipt of periodic license fee payments and/or reports from licensees; and

●	fluctuations in the net number of active licensees period to period.

Two licensees individually accounted for 13% and 12% of license fee revenue recognized during the year ended December 31, 2008, two licensees individually accounted for 19% and 12% of license fee revenue recognized during the year ended December 31, 2007, and one licensee accounted for 14% of license fee revenue recognized during the year ended December 31, 2006.

Costs incurred in connection with our operating subsidiaries licensing and enforcement activities, other than inventor royalties expense, contingent legal fees expense and patent-related legal expenses, are included in marketing, general and administrative expenses.

Operating Expenses (In thousands)

	2008	2007	2006
Marketing, general and administrative expenses (including non-cash stock compensation expense of $7,355 for 2008, $5,908 for 2007 and $3,946 for 2006)	$24,014	$20,042	$14,123
Inventor royalties and contingent legal fees expense - patents	27,424	29,224	17,159
Legal expenses - patents	4,949	7,024	4,780
Amortization of patents	6,043	5,583	5,313
Write-off of patent-related intangible asset	-	235	297

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

A summary of the main drivers of the change in marketing, general and administrative expenses, including the impact of non-cash stock compensation charges, for the periods presented, is as follows (in thousands):

	2008 vs. 2007	2007 vs. 2006
Addition of licensing, business development and engineering personnel	$1,510	$2,767
Consulting expenses paid to former CEO of Global Patent Holdings, LLC	(74)	(925)
One time employee severance charges	(129)	360
Foreign taxes paid on licensing fees	(27)	125
Business development and licensing related patent research and consulting costs	1,069	1,021
Corporate, general and administrative costs	176	609
Non-cash stock compensation expense	1,447	1,962

The overall increase in marketing, general and administrative expenses is reflective of the continued growth and expansion of our intellectual property acquisition, licensing and enforcement business conducted by our operating subsidiaries and related ongoing operations.

Non-cash stock compensation expense increased during 2008, as compared to 2007 and 2006, primarily due to an increase in the average fair value of equity-based incentive awards expensed during the periods presented.  The weighted-average grant date fair value of equity-based incentive awards expensed during 2008, 2007 and 2006, which is generally based on the grant date market value of our common stock, was approximately $11.66, $9.95 and $4.96, respectively.  The weighted-average grant date fair value of equity-based awards granted during 2008, 2007 and 2006 was $4.85, $12.74 and $6.88, respectively.  Equity-based awards are generally expensed on a straight-line basis over a two to three year vesting period.  Refer to Note 11 to our consolidated financial statements, included elsewhere herein, for additional information on equity-based award grant activity for the periods presented.

Inventor Royalties and Contingent Legal Fees Expense.  Inventor royalties expense totaled $15.0 million, $12.1 million and $9.6 million in 2008, 2007 and 2006, respectively, and contingent legal fees expense totaled $12.4 million, $17.2 million and $7.5 million in 2008, 2007 and 2006, respectively.  Inventor royalties expenses and contingent legal fees expenses for the periods presented were incurred in connection with the recognition of the related license fee revenues, summarized above.  The majority of the patent portfolios owned or controlled by our operating subsidiaries are subject to patent and patent rights agreements with inventors containing provisions granting to the original patent owner the right to receive inventor royalties based on future net revenues, as defined in the respective agreements, and may also be subject to contingent legal fee arrangements with external law firms engaged on a contingent fee basis.  The economic terms of the inventor and contingent fee arrangements, if any, vary across our patent portfolios.  Certain contingent legal fee arrangements employ a graduated fee structure based on the stage of litigation.  As such, inventor royalties and contingent legal fee expenses fluctuate period to period based on the amount of revenues recognized each period and the mix of specific patent portfolios, with varying economic terms, generating revenues each period.

Certain patent portfolios generating revenues in 2008 had contingent legal arrangements with lower applicable contingent fee rates, as compared to those patent portfolios generating revenues in 2007, resulting in the 28% decrease in contingent legal fees expenses in 2008, versus 2007, as compared to the 8% decrease in license fee revenues during the same periods. Certain patent portfolios generating revenues in 2007 had inventor agreements with lower than average inventor royalty rates, as compared to those patent portfolios generating revenues in 2008, resulting in the 24% increase in inventor royalties expenses in 2008, versus 2007, as compared to the 8% decrease in license fee revenues during the same periods.  In addition, the lower contingent legal fee rates for certain patent portfolios generating revenue in 2008 also contributed to the period to period increase in inventor royalties expenses as a percentage of license fee revenues recognized.

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

In 2007, we incurred increased litigation support related out of pocket expenses, third party technical consulting expenses and professional expert expenses incurred in connection with certain of our patent portfolios that were further along in the prosecution of the related litigation and certain of our enforcement actions that proceeded to trial and concluded, resulting in increased patent –related legal expenses in 2007, as compared to 2008.  During 2008, none of our ongoing enforcement actions went to trial, despite an increase in the overall number of outstanding enforcement actions during the period.

The increase in patent related legal expenses in 2007, as compared to 2006,  is primarily due to a net increase in ongoing patent enforcement litigation and an increase in litigation support related out of pocket expenses, third party technical consulting expenses and professional expert expenses incurred in connection with certain of our patent portfolios that were further along in the prosecution of the related litigation and certain of our patent portfolios that proceeded to trial and concluded in 2007.

We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with current and future patent licensing and enforcement programs.

Amortization of Patents.  During the fourth quarter of 2008, pursuant to the terms of the respective inventor agreement, management elected to terminate its rights to exclusively license a patent portfolio.  As such, the economic useful life of the patent related intangible asset was reduced, resulting in the acceleration of $1,094,000 of amortization expense for the patent related asset and an increase in amortization expense in 2008, as compared to 2007. This increase was partially offset by a reduction in scheduled amortization expense resulting from the completion of amortization on certain portfolios acquired in connection with the January 2005 GPH Acquisition.

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

Other

At December 31, 2008, the par value of auction rate securities collateralized by student loan portfolios totaled $2.75 million.  As a result of the liquidity issues associated with the failed auctions described in Item 1A. “Risk Factors” elsewhere herein, we estimate that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent in the accompanying December 31, 2008 consolidated balance sheet.  In addition, we recorded an other-than-temporary loss on our student loan collateralized auction rate securities of $250,000 in the accompanying consolidated statement of operations for the year ended December 31, 2008.  Refer to Note 7 to our consolidated financial statements elsewhere herein for information on the valuation of auction rate securities held as of December 31, 2008.

At December 31, 2008, we also held auction rate securities with a par value totaling $975,000, issued by high credit quality closed-end investment companies.  Despite the reduction in liquidity resulting from the failure of auctions for these securities since February 2008, the issuers of these auction rate securities have redeemed, at par, approximately 66% of the securities held by us since February 2008, and have indicated that they continue to evaluate ways to provide additional liquidity to their auction rate security holders.  Additionally, these securities continue to be AAA rated and the underlying funds continue to meet certain specified asset coverage tests required by the rating agencies, as well as the 200% asset coverage test with respect to auction rate securities set forth in the Investment Company Act of 1940, as amended.  However, due to the impact of the reduced liquidity as of December 31, 2008, we recorded an other-than-temporary loss on our auction rate securities issued by closed-end investment companies of $236,000 in the accompanying statement of operations for the year ended December 31, 2008, and have classified these securities as noncurrent assets in the accompanying December 31, 2008 consolidated balance sheet.

Discontinued Operations – Split-Off of CombiMatrix Corporation

On August 15, 2007, or the Redemption Date, CombiMatrix was split-off from us through the redemption of all outstanding shares of Acacia Research-CombiMatrix common stock in exchange for the distribution of new shares of CombiMatrix, on a pro-rata basis, to the holders of Acacia Research-CombiMatrix stock as of the Redemption Date.  Subsequent to the Redemption Date, we no longer own any equity interests in CombiMatrix and the CombiMatrix group is no longer one of our business groups.

As a result of the Split-Off Transaction, the assets, liabilities, results of operations and cash flows of CombiMatrix have been eliminated from our continuing operations and we do not have any continuing involvement in the operations of CombiMatrix.  As a result of the Split-Off Transaction, we have disposed of our investment in CombiMatrix, and therefore, in accordance with guidance set forth in SFAS No. 144, our accompanying consolidated financial statements for all historical periods presented reflect the assets, liabilities, results of operations and cash flows for CombiMatrix as discontinued operations.  CombiMatrix was previously presented as a separate operating segment of us under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The Split-Off Transaction was accounted for by us at historical cost.  Accordingly, no gain or loss on disposal was recognized in the 2007 consolidated statement of operations. Included in the December 31, 2007 consolidated balance sheet is a charge to consolidated shareholders’ equity totaling $35,444,000, reflecting the distribution of our investment in the net assets of CombiMatrix to holders of Acacia Research-CombiMatrix stock, as of the Redemption Date.  We received a private letter ruling from the IRS with regard to the U.S. federal income tax consequences of the Split-Off Transaction to the effect that the Split-Off Transaction will be treated as a tax-free exchange under Sections 368 and 355 of the Code.

Refer to Note 10A to our consolidated financial statements included elsewhere herein for information regarding the revenues and pretax loss included in discontinued operations for the applicable historical periods presented.

Inflation

Inflation has not had a significant impact on us or any of our subsidiaries in the current or prior periods.

Liquidity and Capital Resources

Our consolidated cash and cash equivalents and investments totaled $51.5 million at December 31, 2008, compared to $51.4 million at December 31, 2007. Working capital at December 31, 2008 was $42.6 million, compared to $48.1 million at December 31, 2007.  The change in working capital primarily reflects the impact of cash flows used in continuing operating and investing activities, as discussed below.  In addition, the change in working capital also reflects the reclassification of $2.75 million (par value) of auction rate securities collateralized by student loans and $975,000 (par value) of auction rate securities issued by high credit quality closed-end investment companies to noncurrent assets as of December 31, 2008, as described above.

The net change in cash and cash equivalents and investments related to continuing operations for 2008, 2007 and 2006 was comprised of the following (in thousands):

	2008	2007	2006
Net cash provided by (used in) continuing operations:
Operating activities	$2,598	$5,166	$6,608
Investing activities	5,070	(2,145)	10,513
Financing activities	142	5,014	1,475

Operating Activities. License fee payments received from licensees decreased to $42.1 million in 2008, compared to $51.4 million in 2007, reflecting the decrease in license fee revenues recognized in 2008, as compared to 2007, as discussed above.  The decrease in consolidated net cash inflows from operations in 2008, as compared to 2007, and 2007, as compared to 2006 was primarily due to the related fluctuations in license fee revenues recognized for the respective periods, and the increases in business development and licensing related patent research and consulting costs, personnel expenses, and other corporate, general and administrative expenses, as described above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Consolidated accounts receivable increased to $7.4 million at December 31, 2008, compared to $1.4 million at December 31, 2007.  Consolidated royalties and contingent legal fees payable increased to $10.8 million at December 31, 2008, compared to $2.3 million at December 31, 2007.  The increase in accounts receivable and royalties and contingent legal fees payable primarily reflects higher license fee revenues recognized in the fourth quarter of 2008, as compared to the same period in 2007, and the timing of cash receipts from licensees and the related payments to the inventors and contingent law firms with whom we partner.  The majority of accounts receivable from licensees at December 31, 2008 were collected or scheduled to be collected in the first and second quarter of 2009, in accordance with the terms of the related underlying license agreements.   The majority of royalties and contingent legal fees payable are scheduled to be paid in the first and second quarter of 2009, upon receipt by us of the related license fee payments from licensees, in accordance with the underlying contractual arrangements.

Investing Activities. The change in net cash flows used in investing activities for the periods presented reflects fluctuations in net purchases and sales of available-for-sale investments in connection with ongoing cash management activities.  Short-term investments represent capital available to fund current operations and fund capital expenditures.   In addition, certain of our operating subsidiaries incurred patent acquisition costs of $2.1 million, $3.8 million and $1.0 million in 2008, 2007 and 2006, respectively, related to the acquisition of additional patent portfolios, as described earlier.

Financing Activities.  Consolidated net cash inflows from financing activities in 2008, 2007 and 2006 included stock option exercise proceeds of $142,000, $5.0 million, and $1.5 million, respectively.

Management believes that our consolidated cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet its cash requirements through at least March 2010 and for the foreseeable future.  However, we may, and our subsidiaries may, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth in Item 1A. “Risk Factors” included elsewhere herein.  There can be no assurance that funds from additional sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders.  If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our common stock.  If we and our subsidiaries fail to obtain additional funding when needed, they may not be able to execute their business plans and their businesses may suffer. Refer to the “Liquidity and Risks” discussion included in Note 1 to our consolidated financial statements included elsewhere herein for additional information.

Refer to Note 7 to our consolidated financial statements elsewhere herein for information on auction rate securities held as of December 31, 2008.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2008.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists our material known future cash commitments as of December 31, 2008, and any material known commitments arising from events subsequent to year end:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$2,945	$858	$1,923	$164	-
Total contractual obligations	$2,945	$858	$1,923	$164	-

FIN 48 Liability.  Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” (refer to Note 2 to the consolidated financial statements included elsewhere herein). As of December 31, 2008, the liability for uncertain tax positions, associated primarily with state income taxes, totaled $75,000, of which none is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in the consolidated balance sheet.

Recent Accounting Pronouncements

Refer to Note 2 to the Acacia Research Corporation consolidated financial statements included elsewhere herein.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2008, all of our investments were in money market funds that invest in U.S. Treasury securities and obligations issued or guaranteed by the U.S. Government and certain auction rate securities.  A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of December 31, 2008.  Refer to Item 1A. “Risk Factors,” Item 7. “Liquidity and Capital Resources,” and Notes 2 and 3 to our consolidated financial statements included in this report for additional information.  Refer to Note 7 to our consolidated financial statements elsewhere herein for information on auction rate securities held as of December 31, 2008.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Grant Thornton, LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

There were no changes in our internal control over financial reporting during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as provided below, the information required by this Item is incorporated by reference from the information under the captions entitled “Election of Directors-Nominees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2009.

Code of Conduct.

We have adopted a Code of Conduct that applies to all of its employees, including its chief executive officer, chief financial and accounting officer, president and any persons performing similar functions.  Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.

Item 11.	EXECUTIVE COMPENSATION

In accordance with Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the information under the caption entitled “Executive Officer Compensation and Other Information” in our definitive proxy statement to be filed with the SEC no later than April 30, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 30, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the information under the caption entitled “Certain Transactions” in our definitive proxy statement to be filed with the SEC no later than April 30, 2009.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with Instruction G(3) to Form 10-K, the information required by this Item is incorporated by reference from the information under the caption entitled “Audit Committee Report” in our definitive proxy statement to be filed with the SEC no later than April 30, 2009.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report.

(1) Financial Statements	Page

Acacia Research Corporation Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm – Grant Thornton LLP	F-1
Report of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP	F-3
Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4
Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	F-7
Notes to Consolidated Financial Statements	F-8

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(3) Exhibits

Refer to Item 15(b) below.

(b)  Exhibits.  The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

2.1	Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
2.2	Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (2)
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (13)
3.2.1	Amendment to Amended and Restated Bylaws (14)
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (4)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (5)
10.3*	2002 Acacia Technologies Stock Incentive Plan (6)
10.4*	2007 Acacia Technologies Stock Incentive Plan (7)
10.5*	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan (8)
10.6*	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan (8)
10.7*	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan (8)
10.8	Lease Agreement dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (9)

Exhibit Number	Description

10.10	Form of Indemnification Agreement (10)
10.11	Form of Subscription Agreement between Acacia Research Corporation and certain investors (11)
10.12	Third Amendment to lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (12)
10.19*	Employment Agreement, dated January 28, 2005, by and between Acacia Technologies Services Corporation, and Dooyong Lee, as amended (13)
10.19.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Research Corporation and Dooyong Lee
10.20*	Employment Agreement, dated April 12, 2004, by and between Acacia Media Technologies Corporation and Edward Treska (13)
10.20.1*	Addendum to Employment Agreement with Edward Treska, dated March 31, 2008 (15)
10.21	Fourth Amendment to lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (13)
10.22	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (13)
10.23*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Paul Ryan (15)
10.23.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Paul Ryan
10.24*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (15)
10.24.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Research Corporation and Robert L. Harris
10.25*	Amended Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (15)
10.25.1*	Amendment to Amended Employment Agreement, dated December 17, 2008, by and between Acacia Research Corporation and Clayton J. Haynes
10.26*	Amended Acacia Research Corporation Executive Severance Policy
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
23.2	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.

(1)	Incorporated by reference from Acacia Research Corporation’s Current Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).

(2)
Incorporated by reference as Appendix A to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(3)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on June 5, 2008 (SEC File No. 000-26068).

(4)	Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).

(5)	Incorporated by reference from Acacia Research Corporation’s Definitive Proxy as Appendix A Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).

(6)
Incorporated by reference as Appendix E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(7)	Incorporated by reference to Acacia Research Corporation’s Registration Statement on Form S-8 (SEC File No. 333-144754) which became effective on July 20, 2007.

(8)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 2, 2007 (SEC File No. 000-26068).

(9)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 (SEC File No. 000-26068).

(10)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (SEC File No. 000-26068).

(11)	Incorporated by reference from Acacia Research Corporation’s Current Report on Form 8-K filed on September 19, 2005 (SEC File No. 000-26068).

(12)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed on May 10, 2006 (SEC File No. 000-26068).

(13)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (File No. 000-26068).

(14)	Incorporated by reference from Acacia Research Corporation’s Current Report on Form 8-K filed on January 7, 2008 (File No. 000-26068).

(15)	Incorporated by reference from Acacia Research Corporation’s Current Report on Form 8-K filed on April 2, 2008 (SEC File No. 000-26068).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 26, 2009	ACACIA RESEARCH CORPORATION

/s/ Paul R. Ryan
Paul R. Ryan
Chairman of the Board
and Chief Executive Officer
(Authorized Signatory)

POWER OF ATTORNEY

We, the undersigned directors and officers of Acacia Research Corporation do hereby constitute and appoint Paul R. Ryan and Clayton J. Haynes, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments (including post-effective amendments) hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

	Signature	Title	Date

/s/	Paul R. Ryan	Chairman of the Board and	February 26, 2009
	Paul R. Ryan	Chief Executive Officer
(Principal Chief Executive)

/s/	Robert L. Harris, II	Director and President	February 26, 2009
Robert L. Harris, II

/s/	Clayton J. Haynes	Chief Financial Officer and Treasurer	February 26, 2009
	Clayton J. Haynes	(Principal Financial Officer)

/s/	Fred A. de Boom	Director	February 26, 2009
Fred A. de Boom

/s/	Edward W. Frykman	Director	February 26, 2009
Edward W. Frykman

/s/	G. Louis Graziadio, III	Director	February 26, 2009
G. Louis Graziadio, III

/s/	William S. Anderson	Director	February 26, 2009
William S. Anderson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited the accompanying consolidated balance sheets of Acacia Research Corporation (a Delaware corporation) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each for the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acacia Research Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acacia Research Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Irvine, California
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited Acacia Research Corporation’s (a Delaware corporation) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Acacia Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Acacia Research Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Acacia Research Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acacia Research Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008 and our report dated February 26, 2009, expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Irvine, California
February 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Acacia Research Corporation:

In our opinion, the consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of Acacia Research Corporation and its subsidiaries for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Orange County, California
March 12, 2007, except for Note 10A, as to which the
   date is March 10, 2008

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007
(In thousands, except share and per share information)

	December 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$48,279	$40,467
Short-term investments	-	10,966
Accounts receivable	7,436	1,409
Prepaid expenses and other current assets	1,255	1,356
Total current assets	56,970	54,198

Property and equipment, net of accumulated depreciation	221	323
Patents, net of accumulated amortization	12,419	16,307
Investments - noncurrent	3,239	-
Other assets	225	223
	$73,074	$71,051

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,240	$3,462
Royalties and contingent legal fees payable	10,770	2,343
Deferred revenues	318	321
Total current liabilities	14,328	6,126

Other liabilities	199	121
Total liabilities	14,527	6,247

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 30,884,994 and 30,102,482 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively	31	30
Additional paid-in capital	167,468	159,972
Accumulated comprehensive income	-	(3)
Accumulated deficit	(108,952)	(95,195)
Total stockholders' equity	58,547	64,804
	$73,074	$71,051

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands, except share and per share information)

	2008	2007	2006

License fee revenues	$48,227	$52,597	$34,825
Operating expenses:
Marketing, general and administrative expenses (including non-cash stock compensation expense of $7,355 for 2008, $5,908 for 2007 and $3,946 for 2006)	24,014	20,042	14,123
Inventor royalties and contingent legal fees expense - patents	27,424	29,224	17,159
Legal expenses - patents	4,949	7,024	4,780
Amortization of patents	6,043	5,583	5,313
Write-off of patent-related intangible asset	-	235	297
Total operating expenses	62,430	62,108	41,672
Operating loss	(14,203)	(9,511)	(6,847)

Other income (expense):
Interest income	1,056	2,359	1,524
Loss on investments	(486)	-	-
Total other income (expense)	570	2,359	1,524

Loss from continuing operations before income taxes	(13,633)	(7,152)	(5,323)
Provision for income taxes	(124)	(207)	(40)
Loss from continuing operations	(13,757)	(7,359)	(5,363)

Discontinued operations:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	-	(8,086)	(20,093)
Net loss	(13,757)	(15,445)	(25,456)
Unrealized gains (losses) on short-term investments	3	(21)	59
Unrealized gains (losses) from discontinued operations - Split-off of CombiMatrix Corporation	-	16	(55)
Comprehensive loss	$(13,754)	$(15,450)	$(25,452)

Loss per common share:
Acacia Research Corporation common stock:
Net loss	$(13,757)	$(7,359)	$(5,363)
Basic and diluted loss per share	(0.47)	(0.26)	(0.19)

Acacia Research - CombiMatrix stock - Discontinued Operations - Split-off of CombiMatrix Corporation:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	$-	$(8,086)	$(20,093)
Basic and diluted loss per share	-	(0.14)	(0.49)

Weighted-average shares:
Acacia Research Corporation common stock:
Basic and diluted	29,423,998	28,503,314	27,547,651
Acacia Research - CombiMatrix stock:
Basic and diluted	-	55,862,707	40,605,038

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006
(In thousands, except share information)

	AR-Acacia Technologies Common Shares (1)	AR-CombiMatrix Common Shares (1)	AR-Acacia Technologies Common Stock (1)	AR-CombiMatrix Common Stock (1)	Additional Paid-in Capital	Deferred Stock Compensation	Other Comprehensive Income (Loss)	Accumulated Deficit	Total
2006
Balance at December 31, 2005	27,722,242	38,992,402	$28	$39	$315,146	$(1,400)	$(2)	$(206,914)	$106,897
Net loss	-	-	-	-	-	-	-	(25,456)	(25,456)
Stock options exercised	389,959	-	-	-	1,475	-	-	-	1,475
Units issued in direct offering, net offering costs	-	11,323,408	-	11	12,098	-	-	-	12,109
Warrant liability	-	-	-	-	(7,104)	-	-	-	(7,104)
Reclassification of deferred stock compensation (see Note 2)	-	-	-	-	(1,400)	1,400	-	-	-
Stock issued to consultant	-	50,000	-	-	94	-	-	-	94
Compensation expense relating to stock options and restricted stock awards	119,500	-	-	-	6,306	-	-	-	6,306
Unrealized gain on short-term investments	-	-	-	-	-	-	61	-	61
Unrealized loss on foreign currency translation	-	-	-	-	-	-	(57)	-	(57)
Other	-	-	-	-	(16)	-	-	-	(16)
Balance at December 31, 2006	28,231,701	50,365,810	28	50	326,599	-	2	(232,370)	94,309

2007
Activities related to continuing operations:
Net loss from continuing operations	-	-	-	-	-	-	-	(7,359)	(7,359)
Stock options exercised	1,062,513	-	1	-	5,013	-	-	-	5,014
Compensation expense relating to stock options and restricted stock awards	808,268	-	1	-	5,908	-	-	-	5,909
Unrealized loss on short-term investments	-	-	-	-	-	-	(21)	-	(21)
Other	-	-	-	-	-	-	-	(55)	(55)

Activities related to discontinued operations- Split-off of CombiMatrix Corporation:
Loss from discontinued operations- Split-off of CombiMatrix Corporation	-	-	-	-	-	-	-	(8,086)	(8,086)
Stock options and warrants exercised and units issued in direct offering, net offering costs	-	9,203,959	-	10	480	-	-	-	490
Compensation expense relating to stock options	-	-	-	-	726	-	-	-	726
Warrant liability	-	-	-	-	9,089	-	-	-	9,089
Stock issued to consultant	-	306,000	-	-	208	-	-	-	208
Unrealized gain on short-term investments	-	-	-	-	-	-	13	-	13
Other	-	-	-	-	11	-	-	-	11
Discontinued operations - Split-off of CombiMatrix Corporation	-	(59,875,769)	-	(60)	(188,062)	-	3	152,675	(35,444)
Balance at December 31, 2007	30,102,482	-	30	-	159,972	-	(3)	(95,195)	64,804

2008
Net loss	-	-	-	-	-	-	-	(13,757)	(13,757)
Stock options exercised	38,079	-	-	-	142	-	-	-	142
Compensation expense relating to stock options and restricted stock awards	744,433	-	1	-	7,354	-	-	-	7,355
Unrealized gain on short-term investments	-	-	-	-	-	-	3	-	3
Balance at December 31, 2008	30,884,994	-	$31	$-	$167,468	$-	$-	$(108,952)	$58,547
__________________________________
(1) – Prior to the Redemption date, Acacia’s AR-Acacia Technologies common stock and AR-CombiMatrix common stock were classified as redeemable in the consolidated statements of stockholder’s equity.  As a result of the Split-Off Transaction and related redemption of all shares of AR-CombiMatrix common stock discussed at Note 10 and 10A, and the amendment and restatement of Acacia’s Certificate of Incorporation discussed at Note 8, as of August 15, 2007, Acacia’s only class of stock authorized and issuable is its “common stock” and Acacia's common stock is no longer redeemable.

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006
 (In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(13,757)	$(15,445)	$(25,456)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations:
Discontinued operations - Split-off of CombiMatrix Corporation	-	8,086	20,093
Depreciation and amortization	6,174	5,702	5,392
Non-cash stock compensation	7,355	5,908	3,946
Write-off of patent-related intangible asset	-	235	297
Deferred income taxes	-	-	(36)
Loss on investments	486	-	-
Other	6	112	(96)
Changes in assets and liabilities:
Accounts receivable	(6,027)	(1,140)	4,152
Prepaid expenses and other assets	99	(193)	(150)
Accounts payable and accrued expenses	(162)	1,281	819
Royalties and contingent legal fees payable	8,427	659	(2,074)
Deferred revenues	(3)	(39)	(279)

Net cash provided by operating activities from continuing operations	2,598	5,166	6,608
Net cash provided by (used in) operating activities from discontinued operations	2	(7,782)	(15,261)
Net cash provided by (used in) operating activities	2,600	(2,616)	(8,653)

Cash flows from investing activities:
Purchase of property and equipment	(28)	(223)	(179)
Purchase of available-for-sale investments	(265)	(13,035)	(16,409)
Sale of available-for-sale investments	7,503	14,873	28,147
Business acquisition	-	-	(16)
Patent acquisition costs	(2,140)	(3,760)	(1,030)

Net cash provided by (used in) investing activities from continuing operations	5,070	(2,145)	10,513
Net cash provided by (used in) investing activities from discontinued operations	-	(5,199)	4,628
Net cash provided by (used in) investing activities	5,070	(7,344)	15,141

Cash flows from financing activities:
Proceeds from the exercise of stock options	142	5,014	1,475

Net cash provided by financing activities from continuing operations	142	5,014	1,475
Net cash provided by financing activities from discontinued operations	-	5,369	11,917
Net cash provided by financing activities	142	10,383	13,392

Increase in cash and cash equivalents	7,812	423	19,880

Cash and cash equivalents, beginning (including cash and cash equivalents related to discontinued operations - split-off of CombiMatrix Corporation of $7,829 and $5,666 at December 31, 2006 and December 31, 2005, respectively)	40,467	40,044	20,164

Cash and cash equivalents, ending	48,279	40,467	40,044

Less: Cash and cash equivalents of discontinued operations, ending	-	-	(7,829)

Cash and cash equivalents of continuing operations, ending	$48,279	$40,467	$32,215

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESSES

Description of Business. Acacia Research Corporation (“Acacia” or the “Company”) is comprised of Acacia and its wholly owned operating subsidiaries.  As used herein, “Acacia” and the “Company” refer to Acacia Research Corporation and/or its wholly owned operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia’s wholly owned operating subsidiaries.

Acacia’s operating subsidiaries acquire, develop, license and enforce patented technologies.  Acacia’s operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that its operating subsidiaries own or control.  Acacia’s operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia’s operating subsidiaries own or control the rights to over 100 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

CombiMatrix Group Split-Off Transaction and Related Discontinued Operations.  In January 2006, Acacia’s board of directors approved a plan for its former wholly owned subsidiary, CombiMatrix Corporation (“CombiMatrix”), the primary component of Acacia’s life science business (the “CombiMatrix group”), to become an independent publicly-held company.  CombiMatrix’s registration statement on Form S-1 was declared effective by the Securities and Exchange Commission (“SEC”) on June 8, 2007.  On August 15, 2007 (the “Redemption Date”), CombiMatrix was split-off from Acacia through the redemption of all outstanding shares of Acacia Research-CombiMatrix common stock in exchange for the distribution of new shares of CombiMatrix common stock, on a pro-rata basis, to the holders of Acacia Research-CombiMatrix common stock on the Redemption Date (the “Split-Off Transaction”). On the Redemption Date, every ten (10) shares of Acacia Research-CombiMatrix common stock outstanding on August 15, 2007, was redeemed for one (1) share of common stock of CombiMatrix.  Subsequent to the Redemption Date, Acacia no longer owns any equity interests in CombiMatrix and the CombiMatrix group is no longer a business group of Acacia.  As a result of the Split-Off Transaction, Acacia’s only business is its intellectual property licensing business.

As a result of the Split-Off Transaction, Acacia disposed of its investment in CombiMatrix.  Refer to Note 10A for information regarding presentation of the results of operations and cash flows for the CombiMatrix group as discontinued operations in the accompanying consolidated financial statements for all applicable historical periods presented, in accordance with guidance set forth in Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

Capital Structure.  Pursuant to the Split-Off Transaction, all outstanding shares of Acacia common stock were redeemed, and hence, all rights of holders of Acacia Research-CombiMatrix common stock ceased as of the Redemption Date, except for the right, upon the surrender to the exchange agent of shares of Acacia Research-CombiMatrix common stock, to receive new shares of CombiMatrix common stock pursuant to the exchange ratio described above.  Subsequent to the consummation of the Split-Off Transaction, Acacia’s only class of common stock outstanding is its common stock.

Prior to the Split-Off Transaction, Acacia had two classes of common stock outstanding, its Acacia Research-Acacia Technologies common stock (“AR-Acacia Technologies Stock”) and its Acacia Research-CombiMatrix common stock (“AR-CombiMatrix Stock”).  AR-Acacia Technologies Stock was intended to reflect separately the performance of Acacia’s Acacia Technologies group.  AR-CombiMatrix Stock was intended to reflect separately the performance of Acacia’s CombiMatrix group.  Although the AR-Acacia Technologies Stock and the AR-CombiMatrix Stock were intended to reflect the performance of the different business groups, they were both classes of common stock of Acacia and were not stock issued by the respective groups.

Acacia was incorporated on January 25, 1993 under the laws of the State of California. In December 1999, it changed its state of incorporation from California to Delaware.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Risks

Acacia’s management believes that Acacia’s consolidated cash and cash equivalents and investment balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet Acacia’s cash requirements, on a consolidated basis, through at least March 2010.  To date, Acacia has relied primarily upon selling equity securities and payments from its licensees to generate the funds needed to finance the implementation of its plans of operation for its operating subsidiaries.

There can be no assurance that Acacia will be able to implement its future plans.  Failure by management to achieve its plans would have a material adverse effect on Acacia’s ability to achieve its intended business objectives.  Acacia may be required to obtain additional financing.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If Acacia fails to obtain additional funding when needed, it may not be able to execute its business plans and its businesses may suffer.

The timing of the receipt of revenues by Acacia’s operating subsidiaries are subject to certain risks and uncertainties, including:

●	market acceptance of its operating subsidiaries’ patented technologies and services;
●	business activities and financial results of its licensees;
●	technological advances that may make its patented technologies obsolete or less competitive;
●	increases in operating costs, including costs for legal services, engineering and research and personnel;
●	the availability and cost of capital; and
●	governmental regulation that may restrict Acacia’s business.

Acacia’s success also depends on its operating subsidiaries’ ability to protect their intellectual property.  The Company’s operating subsidiaries rely on their proprietary rights and their protection.  Although reasonable efforts will be taken to protect Acacia’s operating subsidiaries’ proprietary rights, the complexity of international trade secret, copyright, trademark and patent law, and common law, coupled with limited resources and the demands of quick delivery of technologies to market, create risk that these efforts will prove inadequate.  Accordingly, if Acacia’s operating subsidiaries are unsuccessful with litigation to protect their intellectual property rights, the future consolidated revenues of Acacia could be adversely affected.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Principles and Fiscal Year End.  The consolidated financial statements and accompanying notes are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles in the United States of America.  Acacia has a December 31 fiscal year end.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly owned subsidiaries.  Material intercompany transactions and balances have been eliminated in consolidation. The cost method is used where Acacia maintains ownership interests of less than 20% and does not exercise significant influence over the investee.

Revenue Recognition.  Acacia recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB No. 104”) and related authoritative pronouncements.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

Revenues generated from license agreements are recognized in the period earned, provided that amounts are fixed or determinable and collectibility is reasonably assured.  Under the terms of Acacia’s license agreements, Acacia’s operating subsidiaries grant non-exclusive licenses for the use of patented technologies, which they own or control.  In general, pursuant to the terms of the agreements with licensees, upon the grant of the licenses, Acacia has no further obligations with respect to the licenses granted.  License fees paid to and recognized as revenue by Acacia’s subsidiaries are non-refundable.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain license agreements provide for the payment of contractually determined paid-up license fees in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by Acacia’s operating subsidiaries.  Certain of the agreements also provide for future royalties or additional required payments based on future activities.  Generally, the execution of these license agreements also provide for the release of the licensee from certain claims and the dismissal of any pending litigation.  Pursuant to the terms of these agreements, Acacia’s operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future license and related releases, including no express or implied obligation on Acacia’s operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the license and releases upon execution of the agreement.  As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met.  Refer to Note 12 for information on inventor royalties and contingent legal fees.

Certain license agreements provide for the calculation of license fees based on a licensee’s actual quarterly sales or actual per unit activity, applied to a contractual royalty rate.  Licensees that pay license fees on a quarterly basis generally report actual quarterly sales or actual per unit activity information and related quarterly license fees due within 30 to 45 days after the end of the quarter in which such sales or activity takes place.  The amount of license fees due under these license agreements each quarter cannot be reasonably estimated by management.  Consequently, Acacia’s operating subsidiaries recognize revenue from these licensing agreements on a three-month lag basis, in the quarter following the quarter of sales or per unit activity, provided amounts are fixed or determinable and collectibility is reasonably assured. The lag method described above allows for the receipt of licensee royalty reports prior to the recognition of revenue.

Certain license agreements provide for the payment of a minimum upfront annual license fee at the inception of each annual license term.  Minimum upfront annual license fees are generally determined based on a licensee’s estimated annual sales or a licensee’s base level of per unit activity.  These minimum upfront annual license fee payments are deferred and amortized to revenue on a straight-line basis over the annual license term.  To the extent actual annual royalties, determined and reported in accordance with the terms of the respective agreements, exceed the minimum upfront annual license fees paid, the additional royalties are recognized in revenue in the quarter following the quarter in which the base per unit activity was exceeded or the quarter following the annual license term, depending on the terms of the respective agreement, provided that amounts are fixed or determinable and collectibility is reasonably assured.  Amounts of additional royalties due under these license agreements, if any, cannot be reasonably estimated by management.

License fee payments received that do not meet the revenue recognition criteria described above are deferred until the revenue recognition criteria are met.  Acacia assesses the collectibility of license fees receivable based on a number of factors, including past transaction history and credit-worthiness of licensees.  If it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash.

Fair Value Measurements.  Effective January 1, 2008, Acacia adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  This statement applies whenever other accounting pronouncements require or permit fair value measurements.  The adoption of SFAS No. 157 did not have a material impact on Acacia’s consolidated financial position, results of operations and cash flows.  In February 2008, the FASB issued FSP SFAS No. 157–1 which amends SFAS No. 157 to exclude FASB Statement No. 13, “Accounting for Leases”, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13.  In February 2008, the FASB issued FSP SFAS No. 157-2 (“FSP 157-2”) which would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP 157-2.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. SFAS No. 157 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

●	Level 1 - Observable Inputs: Quoted prices in active markets for identical investments;
●	Level 2 - Pricing Models with Significant Observable Inputs: Other significant observable inputs, including quoted prices for similar investments, interest rates, credit risk, etc.; and
●	Level 3 - Unobservable Inputs: Significant unobservable inputs, including the entity’s own assumptions in determining the fair value of investments.

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.  Refer to Note 3 for a summary of marketable securities held as of December 31, 2008 and 2007.  Refer to Note 7 for information on the determination of fair value for auction rate securities held as of December 31, 2008.

Cash and Cash Equivalents.  Acacia considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.  At December 31, 2008, Acacia’s cash equivalents are comprised of investments in money market funds that invest in U.S. Treasury securities and obligations issued or guaranteed by the U.S. Government.  Acacia’s cash equivalents are measured at fair value using quoted prices that represent Level 1 inputs under SFAS No. 157.

Marketable Securities.  Acacia’s marketable securities are typically held in a variety of interest bearing instruments including U.S. government debt securities, high-grade corporate bonds, commercial paper, auction rate securities, certificates of deposit and other high-credit quality marketable securities.  Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments.  Investments are classified into categories in accordance with the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).  At December 31, 2008 and 2007, all of Acacia’s investments are classified as available-for-sale, which are reported at fair value, in accordance with SFAS No. 157, with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized.  Realized and unrealized gains and losses are recorded based on the specific identification method.  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income (expense).  Interest and dividends on all securities are included in interest income.  Refer to Note 7 for information on the fair value of auction rate securities held as of December 31, 2008.

Impairment of Marketable Securities. Acacia reviews impairments associated with its investments in marketable securities in accordance with Emerging Issues Task Force (“EITF”) 03-1 and FSP SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of any impairment as “temporary” or “other-than-temporary.”   For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in the consolidated statements of operations and comprehensive loss (hereinafter “consolidated statements of operations”).  An impairment is deemed other than temporary unless (a) Acacia has the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time. Refer to Note 7 for disclosures regarding investments in auction rate securities.

Concentration of Credit Risks.  Financial instruments that potentially subject Acacia to concentrations of credit risk are cash equivalents, investments and accounts receivable.  Acacia places its cash equivalents and investments primarily in highly rated money market funds and investment grade, marketable securities.  Cash equivalents are also invested in deposits with certain financial institutions and may, at times, exceed federally insured limits. Acacia has not experienced any significant losses on its deposits of cash and cash equivalents.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Two licensees accounted for 13% and 12% of the license fee revenues recognized during the year ended December 31, 2008.  Two licensees accounted for 19% and 12% of the license fee revenues recognized during the year ended December 31, 2007 and one licensee represented 14% of the license fee revenues recognized during the year ended December 31, 2006. Three licensees represented approximately 27%, 24% and 19% of accounts receivable at December 31, 2008.  One licensee represented approximately 89% of accounts receivable at December 31, 2007.

Acacia performs regular credit evaluations of its licensees with significant receivable balances, if any, and has not experienced any significant credit losses.  Accounts receivable are recorded at the executed contract amount and generally do not bear interest.  Collateral is not required.

Property and Equipment.  Property and equipment are recorded at cost. Major additions and improvements that materially extend useful lives of property and equipment are capitalized. Maintenance and repairs are charged against the results of operations as incurred.  When these assets are sold or otherwise disposed of, the asset and related depreciation are relieved, and any gain or loss is included in the consolidated statements of operations for the period of sale or disposal.  Depreciation is computed on a straight-line basis over the following estimated useful lives of the assets:

Furniture and fixtures	3 to 5 years
Computer hardware and software	3 to 5 years
Leasehold improvements	2 to 5 years (Lesser of lease term or useful life of improvement)

Rental payments on operating leases are charged to expense in the consolidated statements of operations on a straight-line basis over the lease term.

Organization Costs.  Costs of start-up activities, including organization costs, are expensed as incurred.

Patents.  Patents, once issued or purchased, are amortized on the straight-line method over their remaining economic useful lives, ranging from one to seven years.

Impairment of Long-lived Assets. Acacia reviews long-lived assets and intangible assets for potential impairment annually and when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the sum of the expected undiscounted future cash flows resulting from the use of the asset is less than the carrying amount of the asset, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded.  If an asset is determined to be impaired, the loss is measured based on quoted market prices in active markets, if available.  If quoted market prices are not available, the estimate of fair value is based on various valuation techniques, including a discounted value of estimated future cash flows.

Fair Value of Financial Instruments.  The carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximate fair value due to their short-term maturity.  Refer to Note 7 for disclosures regarding investments in auction rate securities.

Stock-Based Compensation. Effective January 1, 2006, Acacia adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which sets forth the accounting requirements for “share-based” compensation payments to employees and non-employee directors and requires that compensation cost relating to share-based payment transactions be recognized in the statement of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS No. 123R requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated forfeiture rate.  Acacia estimates pre-vesting option forfeitures at the time of grant and reflects the impact of estimated pre-vesting option forfeitures on compensation expense recognized.  To the extent that actual results differ from Acacia’s estimates, such amounts are recorded as cumulative adjustments in the period the estimates are revised.

Acacia adopted SFAS No. 123R using the modified prospective transition method.  Under this transition method, compensation cost recognized for the periods presented includes: (i) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and previously presented in the pro forma footnote disclosures), and (ii) compensation cost for all stock-based awards granted subsequent to January 1, 2006 (based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R).

The fair value of stock options granted during the years ended December 31, 2007 and 2006 were estimated using the Black-Scholes option-pricing model, assuming weighted-average risk free interest rates of 4.64% and 4.30%, expected terms of 5.71 years and 6 years and volatility of 68% and 75%, respectively.  There were no stock options granted during the year ended December 31, 2008.  Refer to Note 11 for information on stock-based awards granted for the periods presented.

Acacia adopted the alternative transition method provided in FASB Staff Position No. 123(R)-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.”  The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in-capital pool related to the tax effects of employee stock-based compensation which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R.

Income Taxes.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Acacia’s consolidated financial statements or consolidated tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

Effective January 1, 2007, Acacia adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.  The adoption of FIN 48 did not have a material impact on Acacia’s consolidated financial position, results of operations or cash flows.

The total amount of unrecognized tax benefits as of December 31, 2008 and 2007, and January 1, 2007 was $75,000, $67,000 and $56,000, respectively, all of which, if recognized, would affect the effective tax rate.

Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense.  Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.

Acacia is subject to taxation in the U.S. and various state jurisdictions.  With no material exceptions, Acacia is no longer subject to U.S. federal or state examinations by tax authorities for years before 2002.

At December 31, 2008, Acacia had U.S. federal and state income tax net operating loss carryforwards as summarized at Note 9.  Due to uncertainties surrounding Acacia’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax assets.  All net operating loss carryforwards (“NOLs”) and tax credits generated by the continuing operations of Acacia and its operating subsidiaries have been retained by Acacia subsequent to the Split-Off Transaction.  Subsequent to the Split-Off Transaction, all NOLs and tax credits generated by CombiMatrix and its subsidiaries have been retained by CombiMatrix and are not available to Acacia.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Utilization of the NOL and research and development (“R&D”) credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In general, an “ownership change” as defined by Section 382 of the Code results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders or public groups.  Since Acacia’s formation, it has raised capital through the issuance of capital stock on several occasions (both before and after its public offering) which, combined with the purchasing stockholders’ subsequent disposition of those shares, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition.

Acacia has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future.  If Acacia has experienced an ownership change at any time since its formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of Acacia’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under FIN 48. Due to the existence of a full valuation allowance, future changes in Acacia’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

Comprehensive Income (Loss).  Comprehensive income (loss) is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.

Segment Reporting.  Acacia uses the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of Acacia’s reportable segments.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.  Acacia believes that, of the significant accounting policies described herein, the accounting policies associated with revenue recognition, stock-based compensation expense, valuation of long-lived and intangible assets and impairment of marketable securities, require its most difficult, subjective or complex judgments.

Earnings (Loss) Per Share.  Basic earnings per share for each class of common stock is computed by dividing the income or loss allocated to each class of common stock by the weighted-average number of outstanding shares of that class of common stock.  Diluted earnings per share is computed by dividing the income or loss allocated to each class of common stock by the weighted-average number of outstanding shares of that class of common stock, including the dilutive effect of common stock equivalents. Potentially dilutive common stock equivalents primarily consist of employee stock options, unvested restricted stock, restricted stock units and common stock purchase warrants (AR-CombiMatrix stock only).

The earnings or losses allocated to each class of common stock are determined by Acacia’s board of directors. This determination is generally based on the net income or loss amounts of the corresponding group determined in accordance with accounting principles generally accepted in the United States of America, consistently applied.  Acacia believes this method of allocation to be systematic and reasonable.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Split-Off Transaction, earnings or losses allocated to the CombiMatrix group are presented as discontinued operations in the accompanying consolidated financial statements, for applicable periods. Subsequent to the Split-Off Transaction, Acacia’s only class of common stock outstanding is its Acacia Research common stock.

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted loss per share:

	For the Year Ended December 31,
	2008	2007	2006
Acacia Research Corporation stock
Basic and diluted weighted-average number of common shares outstanding	29,423,998	28,503,314	27,547,651
All outstanding stock options, nonvested restricted stock and restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	4,928,986	5,884,934	6,385,810

Acacia Research - CombiMatrix stock - Discontinued Operations - Split-off of CombiMatrix Corporation(1)
Basic and diluted weighted-average number of common shares outstanding	-	55,862,707	40,605,038
Outstanding stock options excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	-	7,003,390	8,068,139
Warrants excluded from the computation of diluted loss per share because the option exercise price was greater than the average market price of the common shares	-	23,838,648	14,090,279
_____________________
(1)	Reflects activity and amounts outstanding as of the Redemption Date.

Recent Accounting Pronouncements.  In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements in SFAS No. 133 regarding an entity’s derivative instruments and hedging activities. SFAS No. 161 is effective for Acacia’s fiscal year beginning January 1, 2009. Acacia does not expect the adoption of SFAS No. 161 to have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. Acacia is currently evaluating the potential impact of the adoption of FSP 142-3, if any, on its consolidated financial position, results of operations and cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States of America. SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” Acacia does not expect the adoption of SFAS No. 162 to have a material impact on its consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting.  Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  FSP EITF 03-6-01 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earnings per share data.  Early adoption is not permitted. Acacia is currently evaluating the potential impact of the adoption of FSP EITF 03-6-1, if any, on its current and prior period loss per share computations.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. Acacia adopted FSP FAS 157-3 for the period ended September 30, 2008 and the adoption did not have a significant impact on its consolidated financial position, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosure by Public Entities (Enterprises) About Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP FAS 140-4 amends SFAS No. 140 to require public companies to provide additional disclosures about transferor’s continuing involvement with transferred financial assets. It also amends FIN 46R by requiring public companies to provide additional disclosures regarding their involvement with variable interest entities. FSP FAS 140-4 is effective for Acacia’s fiscal year beginning January 1, 2009. Acacia does not expect the adoption of FSP to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of business combinations. SFAS No. 141R is effective for Acacia as of January 1, 2009. Acacia does not expect the adoption of SFAS No. 141R to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for Acacia beginning January 1, 2009. Acacia does not expect the adoption of SFAS No. 160 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB ratified the Emerging Issues Task Force consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (EITF Issue No. 07-1”) that discusses how parties to certain collaborative arrangements should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions with third parties should be reported by the collaborators on the respective line items in their income statements pursuant to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent.”  Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative pronouncements; analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for Acacia beginning January 1, 2009 and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. Acacia does not expect EITF Issue No. 07-1 to have a material impact on its consolidated financial position, results of operations or cash flows.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENTS

Investments consist of the following at December 31, 2008 and 2007 (in thousands):

	2008		2007
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Available-for-sale securities:
Auction rate securities	$3,725	$3,239	$10,660	$10,660
U.S. government securities	-	-	300	300
Corporate securities	-	-	9	6
	3,725	3,239	10,969	10,966
Less: short-term investments	-	-	(10,969)	(10,966)
	$3,725	$3,239	$-	$-

Gross unrealized gains and losses related to available-for-sale securities were not material for the periods presented.  Except for investments in auction rate securities, all investments classified as available-for-sale at December 31, 2008 and 2007 have contractual maturities of one year or less.   For auction rate securities, contractual maturity dates range up to thirty-five years, or are perpetual, with reset dates every 7 to 63 days.  Refer to Note 2 and 7 for more information.

.
4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007

Furniture and fixtures	$312	$309
Computer hardware and software	427	401
Leasehold improvements	141	141
	880	851
Less: accumulated depreciation	(659)	(528)
	$221	$323

Depreciation expense was $131,000, $119,000 and $79,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007

Accounts payable	$208	$361
Payroll and other employee benefits	509	371
Accrued vacation	431	365
Accrued legal expenses - patent	1,467	2,082
Accrued consulting and other professional fees	485	108
Other accrued liabilities	140	175
	$3,240	$3,462

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.             PATENTS

Acacia’s only identifiable intangible assets are patents and patent rights, with estimated remaining economic useful lives up to seven years.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Gross carrying amount – patents	$33,592	$33,607
Accumulated amortization	(21,173)	(17,300)
Patents, net	$12,419	$16,307

The weighted-average remaining estimated economic useful life of Acacia’s patents is four years.  Aggregate patent amortization expense was $6,043,000, $5,583,000 and $5,313,000 in 2008, 2007 and 2006, respectively.  Annual aggregate amortization expense for each of the next five years through December 31, 2013 is estimated to be $3,999,000 in 2009, $3,528,000 in 2010, $2,629,000 in 2011, $931,000 in 2012 and $699,000 in 2013.

For the years ended December 31, 2008, 2007 and 2006, on a consolidated basis, Acacia’s operating subsidiaries incurred and capitalized patent acquisition costs totaling $2,140,000, $3,760,000 and $1,030,000, respectively, in connection with the acquisition of the rights to several additional patent portfolios.  The patents and patent rights have estimated economic useful lives ranging from one to seven years and are being amortized over weighted-average economic useful lives of five years for 2008 acquisitions, seven years for 2007 acquisitions and six years for 2006 acquisitions. At December 31, 2008 and 2007, all of Acacia’s acquired intangible assets were subject to amortization.

In December 2008, pursuant to the terms of the respective inventor agreement, management elected to terminate its rights to exclusively license a patent portfolio.  As such, the economic useful life of the patent related intangible asset was reduced, resulting in the acceleration of $1,094,000 of amortization expense for the patent related intangible asset in December 2008.

7.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

In September 2006, the FASB issued SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America, and expands disclosures about fair value measurements. Acacia adopted the provisions of SFAS No. 157 effective January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not materially impact Acacia’s financial condition, results of operations, or cash flows, SFAS No. 157 requires Acacia to provide additional disclosures as part of its consolidated financial statements.

As of December 31, 2008, Acacia held investment grade auction rate securities with a par value totaling $3,725,000. Acacia’s auction rate securities consist of high credit quality securities issued by closed-end investment companies with portfolio asset coverage of at least 200%, and auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, all of which carry credit ratings of AAA (S&P and Moody’s).  Auction rate securities are classified as available-for-sale securities and reflected at fair value in accordance with the requirements of SFAS No. 157.

Historically, Acacia’s auction rate securities were recorded at cost, which approximated their fair market value due to their variable interest rates, which typically reset every 7 to 35 days, despite the long-term nature of their stated contractual maturities.  The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers, the risk of a failed auction exists.  Due to current liquidity issues in the global credit and capital markets, these securities have continued to experience failed auctions since February 2008.  In such case of a failure, the auction rate securities continue to pay interest at the maximum contractual rate in accordance with their terms; however, Acacia may not be able to access the par value of the invested funds until a future auction of these investments is successful, the security is called by the issuer, or a buyer is found outside of the auction process.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the failed auctions, there are no reliable current observable market prices available for these securities for purposes of establishing fair market value as of December 31, 2008.  As a result, the fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of December 31, 2008.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to Acacia’s auction rate securities was also considered when possible.

At December 31, 2008, the par value of auction rate securities collateralized by student loan portfolios totaled $2,750,000.  As a result of the liquidity issues associated with the failed auctions, Acacia estimates that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, Acacia has classified these investments as noncurrent in the accompanying December 31, 2008 consolidated balance sheet, and, as a result of the analysis described above, recorded a net other-than-temporary loss of $250,000 in the accompanying statements of operations for the year ended December 31, 2008.

At December 31, 2008, the par value of auction rate securities issued by high credit quality closed-end investment companies totaled $975,000.  Despite the reduction in liquidity resulting from the failure of auctions for these securities since February 2008, the issuers of these auction rate securities have redeemed, at par, approximately 66% of the securities held by Acacia since February 2008, and have indicated that they continue to evaluate ways to provide additional liquidity to their auction rate security holders.  Additionally, these securities continue to be AAA rated and the underlying funds continue to meet certain specified asset coverage tests required by the rating agencies, as well as the 200% asset coverage test with respect to auction rate securities set forth in the Investment Company Act of 1940, as amended.  However, due to the impact of the reduced liquidity associated with these securities as of December 31, 2008, Acacia recorded an other-than-temporary loss on these auction rate securities of $236,000 in the accompanying statements of operations for the year ended December 31, 2008, and  classified these securities as noncurrent assets in the accompanying December 31, 2008 consolidated balance sheet.

Acacia will continue to monitor and evaluate its investments in auction rate securities for any further potential impairment in future periods.  If it is determined that any future valuation adjustments are other-than-temporary, Acacia would record additional charges to earnings as appropriate.

Assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at December 31, 2008, were as follows (in thousands):

Fair Value Measurements at Reporting Date Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Auction rate securities	$ 3,239	-	-	$ 3,239

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the change in market conditions, during the first quarter of 2008, Acacia modified the valuation methodology for auction rate securities to include consideration of the factors discussed above and reference to a discounted cash flow analysis.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the initial adoption of SFAS No. 157 at January 1, 2008.  The following table presents the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at December 31, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Auction rate securities:
Balance at December 31, 2007	$-
Transfers to Level 3	6,000
Total gains or (losses) (realized or unrealized):
Included in earnings	(486)
Included in other comprehensive income	-
Purchases and settlements (net)	(2,275)
Balance at December 31, 2008	$3,239

8.  STOCKHOLDERS’ EQUITY

Capital Stock

In connection with the consummation of the Split-Off Transaction, on August 15, 2007, CombiMatrix was split-off from Acacia through the redemption of all outstanding shares of AR-CombiMatrix Stock in exchange for the distribution of new shares of CombiMatrix common stock.  As a result of, and immediately following, the consummation of the Split-Off Transaction, Acacia’s only class of common stock outstanding was its AR-Acacia Technologies stock.  On May 20, 2008, Acacia’s stockholders approved an amendment and restatement of Acacia’s Certificate of Incorporation to eliminate all references to the AR-CombiMatrix Stock and all provisions relating to the rights and obligations pursuant to the AR-CombiMatrix Stock.  As a result of the amendment and restatement, the name of “Acacia Research-Acacia Technologies common stock” was changed to “common stock,” and it is the only class of common stock authorized and issuable as a single class of common stock.

Pursuant to Acacia’s Amended and Restated Certificate of Incorporation the authorized capital stock of Acacia consists of 100,000,000 shares of common stock, $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value.  Under the terms of the Amended and Restated Certificate of Incorporation, the board of directors may determine the rights, preferences and terms of Acacia’s authorized but unissued shares of preferred stock.  Holders of common stock are entitled to one vote per share on all matters to be voted on by the stockholders, and to receive ratably such dividends, if any, as may be declared by the board of directors out of funds legally available therefore. Upon the liquidation, dissolution or winding up of Acacia, after payment or provision for payment of the debts and other liabilities and full preferential amounts to which holders of any preferred stock are entitled, the holders of common stock are entitled to share ratably in all assets of Acacia which are legally available for distribution.  Holders of common stock have no preemptive, subscription, redemption or conversion rights.

Acacia’s board of directors, subject to state laws and limits in Acacia’s amended and restated certificate of incorporation, including those discussed above, are able to declare dividends on its common stock at its discretion.  To date, Acacia has never paid or declared cash dividends on shares of its stock, nor does Acacia anticipate paying cash dividends on its common stock in the foreseeable future.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  INCOME TAXES

Acacia’s provision (benefit) for income taxes consists of the following (in thousands):
	2008	2007	2006
Current:
U.S. Federal tax	$-	$-	$-
State taxes	124	207	76
	124	207	76
Deferred:
U.S. Federal tax	-	-	(36)
State taxes	-	-	-
	-	-	(36)
	$124	$207	$40

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2008 and 2007 (in thousands):
	2008	2007
Deferred tax assets:
Basis in affiliates	$-	$495
Depreciation and amortization	4,405	3,632
State taxes	5	3
Deferred revenue	126	127
Stock compensation	3,045	2,451
Accrued liabilities and other	413	153
Write-off of investments	1,344	1,344
Net operating loss and capital loss carryforwards and credits	27,207	22,938

Total deferred tax assets	36,545	31,143
Less: valuation allowance	(36,360)	(30,816)
Net deferred tax assets, net of valuation allowance	185	327

Deferred tax liabilities:
Intangibles	(185)	(327)

Net deferred taxes	$-	$-

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2008		2007		2006
Statutory federal tax rate	(34%	)	(34%	)	(34%	)
State income taxes, net of federal tax effect	1%		3%		1%
Equity compensation	1%		1%		6%
Non deductible permanent items	1%		1%		-
Capital loss carryforwards	5%		6%		-
Valuation allowance	27%		26%		27%
	1%		3%		-

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2008, Acacia has established a full valuation allowance against its net deferred tax assets, due to management’s determination that the criteria for recognition have not been met.

At December 31, 2008, Acacia had U.S. federal and state income tax NOLs totaling approximately $81,372,000 and $62,542,000, expiring between 2010 and 2028, and 2012 and 2018, respectively.  In addition, Acacia had tax credit carryforwards of approximately $40,000.

As of December 31, 2008, approximately $11,762,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia’s NOLs. At such time as the valuation allowance is released, the benefit will be credited to additional paid-in capital.  Income taxes paid during the periods presented were not material.

10.  ACCOUNTING FOR THE SPLIT-OFF OF COMBIMATRIX CORPORATION

In January 2006, Acacia’s board of directors approved a plan for CombiMatrix to become an independent publicly-held company.  On August 15, 2007 (the “Redemption Date”), CombiMatrix was split-off from Acacia through the redemption of all outstanding shares of AR-CombiMatrix Stock in exchange for the distribution of new shares of CombiMatrix common stock, on a pro-rata basis, to the holders of AR-CombiMatrix Stock as of the Redemption Date.  On the Redemption Date, every ten (10) shares of AR-CombiMatrix Stock outstanding on August 15, 2007, was redeemed for one (1) share of common stock of CombiMatrix.  Subsequent to the Redemption Date, Acacia no longer owns any equity interests in CombiMatrix and the two companies operate independently of each other.

As a result of the Split-Off Transaction, the CombiMatrix group is no longer a business group of Acacia.  As a result of the Split-Off Transaction, all outstanding shares of AR-CombiMatrix Stock were redeemed, and all rights of holders of AR-CombiMatrix Stock ceased as of the Redemption Date, except for the right, upon the surrender to the exchange agent of shares of AR-CombiMatrix Stock, to receive new shares of CombiMatrix common stock pursuant to the exchange ratio described above.

The Split-Off Transaction was accounted for by Acacia at historical cost.  Accordingly, no gain or loss on disposal was recognized in the accompanying consolidated statement of operations for the year ended December 31, 2007. Included in the December 31, 2007 consolidated balance sheet is a charge to consolidated shareholders’ equity totaling $35,444,000, reflecting the distribution of Acacia’s investment in the net assets of CombiMatrix to holders of AR-CombiMatrix Stock, as of the Redemption Date, as described above.  Acacia received a private letter ruling from the IRS with regard to the U.S. federal income tax consequences of the Split-Off Transaction to the effect that the Split-Off Transaction will be treated as a tax-free exchange under Sections 368 and 355 of the Code

For the period from January 1, 2007 through August 15, 2007, revenues and pre-tax loss related to CombiMatrix included in discontinued operations were $2,968,000 and $8,086,000, respectively.  The net loss from discontinued operations for the year ended December 31, 2007 includes direct costs incurred in connection with the Split-Off Transaction, originally included in Acacia corporate accounts, totaling $136,000 for the year ended December 31, 2007.

10A.  DISCONTINUED OPERATIONS – SPLIT-OFF OF COMBIMATRIX CORPORATION

In January 2006, Acacia’s board of directors approved a plan for its wholly owned subsidiary, CombiMatrix, to become an independent publicly-held company.  CombiMatrix’s registration statement on Form   S-1 was declared effective by the SEC on June 8, 2007.

As a result of the Split-Off Transaction, the CombiMatrix group is no longer a business group of Acacia.  As a result of the consummation of the Split-Off Transaction, the assets, liabilities, results of operations and cash flows of CombiMatrix have been eliminated from the continuing operations of Acacia and Acacia does not have any continuing involvement in the operations of CombiMatrix.  As a result of the Split-Off Transaction, Acacia has disposed of its investment in CombiMatrix, and therefore, in accordance with guidance set forth in SFAS No. 144, Acacia’s accompanying consolidated financial statements for all historical periods presented reflect the results of operations and cash flows for CombiMatrix as discontinued operations.  CombiMatrix was previously presented as a separate operating segment of Acacia under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues and pretax loss included in discontinued operations for the year ended December 31, 2006 were $5,740,000 and ($20,127,000), respectively.  Net loss from discontinued operations related to CombiMatrix includes direct costs incurred in connection with the Split-Off Transaction, originally included in Acacia corporate accounts, totaling $133,000 for the year ended December 31, 2006.

11.  STOCK-BASED INCENTIVE PLANS

The 2002 Acacia Technologies Stock Incentive Plan (“2002 Plan”) and the 2007 Acacia Technologies Stock Incentive Plan (“2007 Plan”) (collectively, the “Plans”) were approved by the stockholders of Acacia in December 2002 and May 2007, respectively. Both Plans allow grants of stock options, stock awards and performance shares with respect to Acacia common stock to eligible individuals, which generally includes directors, officers, employees and consultants.  Except as noted below, the terms and provisions of the Plans are identical in all material respects.

Acacia’s compensation committee administers the discretionary option grant and stock issuance programs.  The compensation committee determines which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding.  The exercise price of options is generally equal to the fair market value of Acacia’s common stock on the date of grant.  Options generally begin to be exercisable six months to one year after grant and generally expire ten years after grant.  Stock options generally vest over two to three years and restricted shares generally vest in full after two to three years (generally represents the requisite service period in accordance with SFAS No. 123R).

Programs

The Plans provide for the following separate programs:

●
Discretionary Option Grant Program.  Under the discretionary option grant program, Acacia’s compensation committee may grant (1) non-statutory options to purchase shares of common stock to eligible individuals in the employ or service of Acacia or its subsidiaries (including employees, non-employee board members and consultants) at an exercise price not less than 85% of the fair market value of those shares on the grant date and (2) incentive stock options to purchase shares of common stock to eligible employees at an exercise price not less than 100% of the fair market value of those shares on the grant date (not less than 110% of fair market value if such employee actually or constructively owns more than 10% of Acacia’s voting stock or the voting stock of any of its subsidiaries).

●
Stock Issuance Program.  Under the stock issuance program, eligible individuals may be issued shares of common stock directly, upon the attainment of performance milestones or the completion of a specified period of service or as a bonus for past services.  Under this program, the purchase price for the shares shall not be less than 100% of the fair market value of the shares on the date of issuance, and payment may be in the form of cash or past services rendered.

●
Automatic Option Grant Program (2002 Plan only).  Under the automatic option grant program, option grants will automatically be made at periodic intervals to eligible non-employee members of Acacia’s board of directors to purchase shares of common stock at an exercise price equal to 100% of the fair market value of those shares on the grant date.  Each individual who first becomes a non-employee board member at any time after the date of the adoption of the incentive plans by Acacia’s board of directors will automatically receive an option to purchase 20,000 shares of common stock on the date the individual joins the board of directors.  In addition, on the first business day in each calendar year following the adoption of the incentive plans by Acacia’s board of directors, each non-employee board member then in office, including each of Acacia’s current non-employee board members who is then in office, will automatically be granted an option to purchase 15,000 shares of common stock, provided that the individual has served on the board of directors for at least six months.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Commencing in fiscal 2008, in lieu of the option grants described above, each non-employee director will receive restricted stock units for the number of shares determined by dividing the annual retainer by the closing price of Acacia’s common stock on the grant date, provided that such individual has served as a non-employee director for at least 6 months. In addition, as of May 2007, each new non-employee director will receive restricted stock units for the number of shares determined by dividing the annual board of directors retainer by the closing price of Acacia’s common stock on the commencement date.

Restricted stock units vest in a series of twelve quarterly installments over the three year period following the grant date, subject to immediate acceleration upon a change in control.  Acacia will deliver shares corresponding to the vested restricted stock units within thirty (30) days after the first to occur of the following events:  (i) the fifth (5th) anniversary of the grant date; or (ii) termination of the non-employee director’s service as a member of the Company’s Board of Directors.  The non-employee directors do not have any rights, benefits or entitlements with respect to any shares unless and until the shares have been delivered.

The number of shares of common stock available for issuance under the 2002 Plan automatically increases on the first trading day of January each calendar year during the term of the Plan by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 500,000 shares.  The aggregate number of shares of common stock available for issuance under the 2002 Plan shall not exceed 20,000,000 shares.  At December 31, 2008, there were 1,678,000 shares available for grant under the 2002 Plan.

The initial share reserve under the 2007 Plan was 560,000 shares.  The number of shares of common stock available for issuance under the 2007 Plan automatically increased on January 1, 2008 and 2009, by an amount equal to two percent (2%) of the total number of shares of common stock outstanding on the last trading day of December in the prior calendar year.  After January 1, 2009, no new additional shares will be added to the 2007 Plan without stockholder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2007 Plan). At December 31, 2008, there were 130,000 shares available for grant under the 2007 Plan.

The Plans do not segregate the number of securities remaining available for future issuance among stock options and other awards.  The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards.  Upon the exercise of stock options, the granting of restricted stock, or the delivery of shares pursuant to vested restricted stock units, it is Acacia’s policy to issue new shares of common stock.

Acacia’s board of directors may amend or modify the Plans at any time, subject to any required stockholder approval.  The Plans will terminate no later than the tenth anniversary of the approval of the incentive plans by Acacia’s stockholders.

The following table summarizes stock option activity for the Plans for the year ended December 31, 2008:

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	4,969,000	$8.52
Exercised	(38,000)	$3.74
Forfeited	(52,000)	$14.93
Canceled	(1,223,000)	$17.28
Outstanding at December 31, 2008	3,656,000	$5.55	4.6 years	$739,000
Vested and expected to vest at December 31, 2008	3,654,000	$5.55	4.6 years	$739,000
Exercisable at December 31, 2008	3,541,000	$5.40	4.5 years	$739,000

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2007 and 2006 was $9.07, and $5.35, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $120,000, $10,812,000, and $3,463,000, respectively.  The fair value of options that vested during the years ended December 31, 2008, 2007 and 2006 was $1,534,000, $3,520,000, and $3,960,000, respectively.  As of December 31, 2008, the total unrecognized compensation expense related to nonvested stock option awards was $722,000, which is expected to be recognized over a weighted-average term of approximately 1.4 years.

The following table summarizes nonvested restricted share activity for the year ended December 31, 2008:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested restricted stock at December 31, 2007	912,000	$13.93
Granted	966,000	$4.80
Vested	(400,000)	$13.90
Forfeited	(221,000)	$9.13
Nonvested restricted stock at December 31, 2008	1,257,000	$7.77

The weighted-average grant date fair value of nonvested restricted stock granted during the years ended December 31, 2008, 2007 and 2006 was $4.80, $14.05, and $11.87, respectively.  The fair value of restricted stock that vested during the years ended December 31, 2008, 2007 and 2006 was $5,556,000, $1,951,000, and $215,000, respectively.  As of December 31, 2008, the total unrecognized compensation expense related to nonvested restricted stock awards was $5,845,000, which is expected to be recognized over a weighted-average period of approximately 1.3 years.

The following table summarizes restricted stock unit activity for the year ended December 31, 2008:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Restricted stock units outstanding at December 31, 2007	3,000	$11.19
Granted	12,000	$8.68
Vested	(4,000)	$9.32
Restricted stock units outstanding at December 31, 2008	11,000	$9.10

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2008 and 2007 was $8.68 and $11.19, respectively.  The fair value of restricted stock units that vested during the years ended December 31, 2008 and 2007 was $39,000 and $3,000, respectively.  As of December 31, 2008, the total unrecognized compensation expense related to restricted stock unit awards was $92,000, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

As of December 31, 2008, 5,480,000 shares of common stock are reserved for issuance under the Plans.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Acacia leases certain office space under various operating lease agreements expiring in 2012.  Minimum annual rental commitments for operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

Year
2009	$858
2010	946
2011	977
2012	164
Total minimum lease payments	$2,945

Rent expense related to continuing operations for the years ended December 31, 2008, 2007 and 2006 approximated $965,000, $749,000 and $565,000, respectively.  Rental payments are expensed in the statements of operations in the period to which they relate.  Scheduled rent increases are amortized on a straight-line basis over the lease term.

Inventor Royalties and Contingent Legal Expenses

In connection with the acquisition of certain patents and patent rights, certain operating subsidiaries of Acacia executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net license fee revenues (as defined in the respective agreements) generated as a result of licensing the respective patents or patent portfolios.  Inventor royalties paid pursuant to the agreements are expensed in the consolidated statements of operations in the period that the related license fee revenues are recognized.  In certain instances, pursuant to the terms of the underlying inventor agreements, costs paid by Acacia’s operating subsidiaries to acquire patents are recoverable from future net revenues.  Patent acquisition costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of operations.  Any unamortized patent acquisition costs recovered from net revenues are expensed in the period recovered, and included in inventor royalties and contingent legal fees – patents in the consolidated statements of operations.

In connection with the licensing and enforcement activities of Acacia’s operating subsidiaries, they may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law.  These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained.  In instances where there are no recoveries from potential infringers (ie. license fees), no contingent legal fees are paid; however, Acacia’s operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.  Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the consolidated balance sheets.

Patent Enforcement and Other Litigation

Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s consolidated financial position, results of operations or cash flows.  Operating subsidiaries of Acacia are often required to engage in litigation to enforce their patents and patent rights.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees and Indemnifications

Certain of Acacia’s operating subsidiaries have made guarantees and indemnities under which they may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business.  In connection with certain facility leases Acacia and certain of its operating subsidiaries have indemnified lessors for certain claims arising from the facilities or the leases.  Acacia indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware.  However, Acacia has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any.  The duration of the guarantees and indemnities varies and, in many cases is indefinite but subject to statute of limitations.   The majority of guarantees and indemnities do not provide any limitations of the maximum potential future payments that Acacia could be obligated to make.  To date, Acacia has made no payments related to these guarantees and indemnities.  Acacia estimates the fair value of its indemnification obligations to be insignificant based on this history and have therefore, not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

13.  RETIREMENT SAVINGS PLAN AND EXECUTIVE SEVERANCE POLICY

Retirement Savings Plan.  Acacia has an employee savings and retirement plan under section 401(k) of the Code (the “Plan”).  The Plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service.  Acacia may contribute to the Plan at the discretion of the board of directors.  There were no contributions made by Acacia during the years ended December 31, 2008, 2007 and 2006.

Executive Severance Policy.  Under Acacia’s Amended Executive Severance Policy, full-time employees with the title of Senior Vice President and higher (“Officer”) are entitled to receive certain benefits upon termination of employment. If employment of an Officer is terminated for other than cause or other than on account of death or disability, Acacia will (i) promptly pay to the Officer a lump sum amount equal to the aggregate of (a) accrued obligations ( i.e., the Officer’s annual base salary through the date of termination to the extent not theretofore paid and any compensation previously deferred by the Officer (together with any accrued interest or earnings thereon) and any accrued vacation pay, and reimbursable expenses, in each case to the extent not theretofore paid) and (b) three (3) months of the Officer’s base salary for each full year that the Officer was employed by the Company (the "Severance Period"), up to a maximum of twelve (12) months of the Officer's base salary and (ii) provide to the Officer, Acacia paid COBRA coverage for the medical and dental benefits selected by the Officer in the year in which the termination occurs, for the duration of the Severance Period.

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid by Acacia for income taxes was not material for the periods presented.  Refer to Note 6 for impairment charges, and other non-cash changes in patent related intangibles during the periods presented.  Refer to Notes 10 and 10A for information regarding the Split-Off Transaction.

15.  QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth unaudited consolidated statements of operations data for the eight quarters in the period ended December 31, 2008. This information has been derived from Acacia’s unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Acacia’s quarterly results have been in the past and may in the future be subject to significant fluctuations. As a result, Acacia believes that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

As a result of the Split-Off Transaction (refer to Notes 10 and 10A), Acacia has disposed of its investment in CombiMatrix and therefore, in accordance with guidance set forth in SFAS No. 144, the statements of operations data for the four quarters in the period ended December 31, 2007, presented below, reflect the results of operations for CombiMatrix as discontinued operations.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands, except share and per share information) (Unaudited)
License fees	$9,048	$7,116	$13,796	$18,267	$25,185	$5,865	$9,544	$12,003
Operating expenses	13,708	12,369	16,433	19,920	21,133	9,979	14,836	16,160
Operating income (loss)	(4,660)	(5,253)	(2,637)	(1,653)	4,052	(4,114)	(5,292)	(4,157)
Other income (expense)	192	238	255	(115)	407	650	647	655
Income (loss) from continuing operations before income taxes	(4,468)	(5,015)	(2,382)	(1,768)	4,459	(3,464)	(4,645)	(3,502)
Provision for income taxes	(21)	(26)	(38)	(39)	(24)	(124)	(29)	(30)
Income (loss) from continuing operations	(4,489)	(5,041)	(2,420)	(1,807)	4,435	(3,588)	(4,674)	(3,532)
Loss from discontinued operations - Split-off of CombiMatrix Corporation	-	-	-	-	(2,133)	(3,667)	(2,286)	-
Net income (loss)	$(4,489)	$(5,041)	$(2,420)	$(1,807)	$2,302	$(7,255)	$(6,960)	$(3,532)

Earnings (loss) per common share:
Acacia Research Corporation common stock:
Earnings (loss) from continuing operations	$(4,489)	$(5,041)	$(2,420)	$(1,807)	$4,435	$(3,588)	$(4,674)	$(3,532)
Basic earnings (loss) per share	(0.15)	(0.17)	(0.08)	(0.06)	0.16	(0.13)	(0.16)	(0.12)
Diluted earnings (loss) per share	(0.15)	(0.17)	(0.08)	(0.06)	0.14	(0.13)	(0.16)	(0.12)

Acacia Research - CombiMatrix stock - Discontinued
Operations - Split-off of CombiMatrix Corporation:
Net loss	$-	$-	$-	$-	$(2,133)	$(3,667)	$(2,286)	$-
Basic and diluted loss per share	-	-	-	-	(0.04)	(0.06)	(0.04)	-

Weighted average shares:
Acacia Research Corporation common stock:
Basic	29,217,636	29,321,176	29,553,609	29,599,602	27,841,286	28,298,328	28,739,499	29,117,523
Diluted	29,217,636	29,321,176	29,553,609	29,599,602	30,969,991	28,298,328	28,739,499	29,117,523
Acacia Research - CombiMatrix stock:
Basic and diluted	-	-	-	-	52,516,220	57,143,839	59,875,769	-

EXHIBIT INDEX
Exhibit Number	Description

2.1	Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
2.2	Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (2)
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (13)
3.2.1	Amendment to Amended and Restated Bylaws (14)
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (4)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (5)
10.3*	2002 Acacia Technologies Stock Incentive Plan (6)
10.4*	2007 Acacia Technologies Stock Incentive Plan (7)
10.5*	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan (8)
10.6*	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan (8)
10.7*	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan (8)
10.8	Lease Agreement dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (9)
10.10	Form of Indemnification Agreement (10)
10.11	Form of Subscription Agreement between Acacia Research Corporation and certain investors (11)
10.12	Third Amendment to lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (12)
10.19*	Employment Agreement, dated January 28, 2005, by and between Acacia Technologies Services Corporation, and Dooyong Lee, as amended (13)
10.19.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Research Corporation and Dooyong Lee
10.20*	Employment Agreement, dated April 12, 2004, by and between Acacia Media Technologies Corporation and Edward Treska (13)
10.20.1*	Addendum to Employment Agreement with Edward Treska, dated March 31, 2008 (15)
10.21	Fourth Amendment to lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (13)
10.22	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (13)
10.23*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Paul Ryan (15)
10.23.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Paul Ryan
10.24*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (15)
10.24.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Research Corporation and Robert L. Harris

III-1

Exhibit Number	Description
10.25*	Amended Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (15)
10.25.1*	Amendment to Amended Employment Agreement, dated December 17, 2008, by and between Acacia Research Corporation and Clayton J. Haynes
10.26*	Amended Acacia Research Corporation Executive Severance Policy
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm - Grant Thornton LLP
23.2	Consent of Independent Registered Public Accounting Firm - PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________

*	The referenced exhibit is a management contract, compensatory plan or arrangement.

†	Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the United States Securities and Exchange Commission.

(1)	Incorporated by reference from Acacia Research Corporation’s Current Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).

(2)
Incorporated by reference as Appendix A to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(3)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on June 5, 2008 (SEC File No. 000-26068).

(4)	Incorporated by reference as Appendix A to the Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).

(5)	Incorporated by reference from Acacia Research Corporation’s Definitive Proxy as Appendix A Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).

(6)
Incorporated by reference as Appendix E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(7)	Incorporated by reference to Acacia Research Corporation’s Registration Statement on Form S-8 (SEC File No. 333-144754) which became effective on July 20, 2007.

(8)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 2, 2007 (SEC File No. 000-26068).

(9)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 27, 2002 (SEC File No. 000-26068).

III-2

(10)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (SEC File No. 000-26068).

(11)	Incorporated by reference from Acacia Research Corporation’s Current Report on Form 8-K filed on September 19, 2005 (SEC File No. 000-26068).

(12)	Incorporated by reference from Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed on May 10, 2006 (SEC File No. 000-26068).

(13)	Incorporated by reference from Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (File No. 000-26068).

(14)	Incorporated by reference from Acacia Research Corporation’s Current Report on Form 8-K filed on January 7, 2008 (File No. 000-26068).

(15)	Incorporated by reference from Acacia Research Corporation’s Current Report on Form 8-K filed on April 2, 2008 (SEC File No. 000-26068).

III-3