Form 10-Q
period 2009-03-31
ACACIA RESEARCH CORP
filed 2009-05-08
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 0-26068

ACACIA RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	95-4405754
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Newport Center Drive, Newport Beach, California 92660
(Address of principal executive offices)

(949) 480-8300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 6, 2009, 31,964,994 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

 ACACIA RESEARCH CORPORATION
Table of Contents

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (Unaudited)	1 1 11

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	2

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited)	3

	Notes to Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

Part II. Other Information

Item 6.	Exhibits	18

Signatures		19

Exhibit Index		20

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$50,878	$48,279
Accounts receivable	9,390	7,436
Deferred royalties and contingent legal fees	1,604	-
Prepaid expenses and other current assets	703	1,255
Total current assets	62,575	56,970

Property and equipment, net of accumulated depreciation	196	221
Patents, net of accumulated amortization	11,516	12,419
Investments - noncurrent	3,123	3,239
Other assets	1,119	225
	$78,529	$73,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,799	$3,240
Royalties and contingent legal fees payable	12,089	10,770
Deferred revenues	3,293	318
Total current liabilities	19,181	14,328

Deferred revenues, net of current portion	1,026	-
Other liabilities	212	199
Total liabilities	20,419	14,527

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 31,964,994 and 30,884,994 shares issued and outstanding
as of March 31, 2009 and December 31, 2008, respectively	32	31
Additional paid-in capital	169,387	167,468
Accumulated deficit	(111,309)	(108,952)
Total stockholders' equity	58,110	58,547
	$78,529	$73,074

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008

License fee revenues	$12,650	$9,048

Operating expenses:
Marketing, general and administrative expenses (including non-cash stock compensation
expense of $1,920 and $1,829 for the three months ended March 31, 2009 and 2008, respectively)	5,378	5,649
Inventor royalties and contingent legal fees expense - patents	6,691	4,731
Legal expenses - patents	1,361	1,016
Research, consulting and other expenses - patents	761	977
Amortization of patents	1,065	1,335
Total operating expenses	15,256	13,708
Operating loss	(2,606)	(4,660)

Other income (expense):
Interest income	52	455
Gain on foreign currency translation	201	-
Gain (loss) on investments	34	(263)
Total other income	287	192
Loss from operations before income taxes	(2,319)	(4,468)

Provision for income taxes	(38)	(21)
Net loss	(2,357)	(4,489)
Unrealized loss on short-term investments	-	(1)
Comprehensive loss	$(2,357)	$(4,490)

Loss per common share:
Net loss	$(2,357)	$(4,489)
Basic and diluted loss per share	(0.08)	(0.15)
Weighted average shares, basic and diluted	29,639,459	29,217,636

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(2,357)	$(4,489)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,097	1,368
Non-cash stock compensation	1,920	1,829
(Gain) loss on investments	(34)	263
Changes in assets and liabilities:
Accounts receivable	(1,954)	(2,864)
Prepaid expenses and other assets	(1,946)	(169)
Accounts payable and accrued expenses	572	(90)
Royalties and contingent legal fees payable	1,319	221
Deferred revenues	4,001	51
Net cash provided by (used in) operating activities from continuing operations	2,618	(3,880)
Net cash provided by operating activities from discontinued operations	-	2
Net cash provided by (used in) operating activities	2,618	(3,878)

Cash flows from investing activities:
Purchase of property and equipment	(7)	(19)
Purchase of available-for-sale investments	-	(265)
Sale of available-for-sale investments	150	5,225
Patent acquisition costs	(162)	(1,558)
Net cash provided by (used in) investing activities	(19)	3,383

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	111
Net cash provided by financing activities	-	111

Increase (decrease) in cash and cash equivalents	2,599	(384)

Cash and cash equivalents, beginning	48,279	40,467

Cash and cash equivalents, ending	$50,878	$40,083

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

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly owned operating subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, as reported by Acacia in its Annual Report on Form 10-K.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s financial position as of March 31, 2009, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentrations.  Three licensees accounted for 20%, 11% and 10% of license fee revenues recognized during the three months ended March 31, 2009. One licensee accounted for 28% of license fee revenues and three licensees individually accounted for 10% of license fee revenues recognized during the three months ended March 31, 2008. Five licensees individually represented approximately 27%, 15%, 14%, 11% and 10% of accounts receivable at March 31, 2009. Three licensees represented approximately 27%, 24% and 19% of accounts receivable at December 31, 2008.

Stock-Based Compensation. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the statements of operations, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally one to four years. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The fair value of restricted stock awards is determined by the product of the number of shares granted and the grant date market price of the underlying common stock.  Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate.  Pre-vesting option forfeitures are estimated at the time of grant and are reflected in stock-based compensation expense recognized in the consolidated statements of operations and comprehensive loss (hereinafter “consolidated statements of operations”).

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Fair Value Measurements.  Effective January 1, 2008, Acacia adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  The adoption of SFAS No. 157 did not have a material impact on Acacia’s consolidated financial position, results of operations and cash flows.

SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. SFAS No. 157 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

•	Level 1 -	Observable Inputs: Quoted prices in active markets for identical investments;
•	Level 2 -	Pricing Models with Significant Observable Inputs: Other significant observable inputs, including quoted prices for similar investments, interest rates, credit risk, etc.; and
•	Level 3 -	Unobservable Inputs: Significant unobservable inputs, including the entity’s own assumptions in determining the fair value of investments.

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.  Refer to Note 7 to these consolidated financial statements for information on the estimation of fair value for auction rate securities held as of March 31, 2009.

Impairment of Marketable Securities. Acacia reviews impairments associated with its investments in marketable securities in accordance with Emerging Issues Task Force (“EITF”) 03-1 and Financial Accounting Standards Board Staff Position (“FSP”) SFAS 115-1 and 124-1, “The Meaning of Other-Than-Temporary-Impairment and Its Application to Certain Investments,” to determine the classification of any impairment as “temporary” or “other-than-temporary.”   For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in the consolidated statements of operations.  An impairment is deemed other than temporary unless (a) Acacia has the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time. Any recovery in fair value is not recorded in earnings until the security is sold or otherwise disposed of.  Refer to Note 7 to these consolidated financial statements for disclosures regarding investments in auction rate securities.

Income Taxes.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Acacia’s consolidated financial statements or consolidated tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.  The tax provisions for the periods presented relate primarily to state tax liabilities in jurisdictions where certain of Acacia’s operating subsidiaries file separate state tax returns.

3.  EARNINGS PER SHARE

Earnings (Loss) Per Share.  Basic earnings per share is computed based upon the weighted average number of common shares outstanding, excluding unvested restricted stock.  Diluted earnings per share is computed based upon the weighted average number of common shares outstanding, including the dilutive effect of common stock equivalents outstanding during the periods, using the treasury stock method.  Potentially dilutive common stock equivalents primarily consist of employee stock options, unvested restricted stock, and restricted stock units.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted loss per share:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Basic and diluted weighted-average number of common shares outstanding	29,639,459	29,217,636
All outstanding stock options, nonvested restricted stock and restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	5,971,465	5,643,600

4.  PATENTS

Acacia’s only identifiable intangible assets at March 31, 2009 and December 31, 2008, are patents and patent rights.  Patent related accumulated amortization totaled $22,238,000 and $21,173,000 as of March 31, 2009 and December 31, 2008, respectively.

Acacia’s patents and patent rights have remaining estimated economic useful lives ranging from one to seven years.  The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is four years.  Annual aggregate amortization expense is estimated to be $2,959,000 for the remainder of 2009, $3,555,000 in 2010, $2,657,000 in 2011, $959,000 in 2012 and $727,000 in 2013.  At March 31, 2009 and December 31, 2008, all acquired intangible assets were subject to amortization.

For the three months ended March 31, 2009 and 2008, Acacia incurred patent / patent rights acquisition costs totaling $162,000 and $1,558,000, respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately one to seven years.

5.  DEFERRED REVENUES AND RELATED ROYALTIES AND CONTINGENT LEGAL FEES

Deferred license fee revenues, representing upfront license fee payments received from licensees at the beginning of the contractual license term, which are deferred and amortized in the statements of operations as license fee revenues on a straight-line basis over the applicable license term, increased to $4,319,000 at March 31, 2009, compared to $318,000 at December 31, 2008.  Related deferred royalties and contingent legal fees expense, which are also amortized in the statements of operations on a straight-line basis over the applicable license term, totaled $1,604,000 at March 31, 2009.  The noncurrent portion of deferred royalties and contingent legal fees, totaling $615,000 at March 31, 2009, is included in “Other assets – noncurrent.”

6.  COMMITMENTS AND CONTINGENCIES

Inventor Royalties and Contingent Legal Expenses

In connection with the acquisition of certain patents and patent rights, certain of Acacia’s operating subsidiaries executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net license fee revenues (as defined in the respective agreements) generated as a result of licensing the respective patents or patent portfolios.  Inventor royalties paid pursuant to the agreements are expensed in the consolidated statements of operations in the period that the related license fee revenues are recognized.  In certain instances, pursuant to the terms of the underlying inventor agreements, costs paid by Acacia’s operating subsidiaries to acquire patents are recoverable from future net revenues.  Patent acquisition costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of operations.  Any unamortized patent acquisition costs recovered from net revenues are expensed in the period recovered, and included in “Inventor royalties and contingent legal fees – patents” in the consolidated statements of operations.

Acacia’s operating subsidiaries may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law in connection with their licensing and enforcement activities.  These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained.  In instances where there are no recoveries from potential infringers (ie. license fees), no contingent legal fees are paid; however, Acacia’s operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.  Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the consolidated balance sheet.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Patent Enforcement and Other Litigation

Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia’s consolidated financial position, results of operations or cash flows.  Certain of Acacia’s operating subsidiaries are often required to engage in litigation to enforce their patents and patent rights.

7.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of March 31, 2009, Acacia held investment grade auction rate securities with a par value totaling $3,575,000. Acacia’s auction rate securities consist of high credit quality securities issued by closed-end investment companies with portfolio asset coverage of at least 200%, and auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, all of which carry credit ratings of AAA (S&P and Moody’s).  Auction rate securities are classified as available-for-sale securities and reflected at fair value in accordance with the requirements of SFAS No. 157.

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

As a result of the failed auctions, there are no reliable current observable market prices available for these securities for purposes of establishing fair market value as of March 31, 2009.  As a result, the fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of March 31, 2009.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to Acacia’s auction rate securities was also considered when possible.

At March 31, 2009, the par value of auction rate securities collateralized by student loan portfolios totaled $2,700,000.  As a result of the liquidity issues associated with the failed auctions, Acacia estimates that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, Acacia has classified these investments as noncurrent in the accompanying consolidated balance sheets.  Further, as a result of the analysis described above, Acacia recorded an other-than-temporary loss of $263,000 in the accompanying statement of operations for the three months ended March 31, 2008.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to March 31, 2008, Acacia has recovered $23,000 of the other-than-temporary loss originally recorded on these securities.  As of March 31, 2009, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $240,000.

At March 31, 2009, the par value of auction rate securities issued by high credit quality closed-end investment companies totaled $875,000.  Despite the reduction in liquidity resulting from the failure of auctions for these securities since February 2008, the issuers of these auction rate securities have redeemed, at par, approximately 71% of the securities held by Acacia since February 2008, and have indicated that they continue to evaluate ways to provide additional liquidity to their auction rate security holders.  Additionally, these securities continue to be AAA rated and the underlying funds continue to meet certain specified asset coverage tests required by the rating agencies, as well as the 200% asset coverage test with respect to auction rate securities set forth in the Investment Company Act of 1940, as amended.  However, due to the impact of the reduced liquidity associated with these securities as of March 31, 2009, Acacia has classified these securities as noncurrent assets in the accompanying consolidated balance sheets.  Further, Acacia recorded an other-than-temporary loss on auction rate securities issued by high credit quality closed-end investment companies of $236,000 in the statement of operations for the three months ended December 31, 2008.  As a result of partial redemptions at par on certain of these auction rate securities during the three months ended March 31, 2009, Acacia recovered $24,000 of the other-than-temporary loss originally recorded on these securities.  As of March 31, 2009, the net other-than-temporary loss on auction rate securities issued by high credit quality closed-end investment companies totaled $212,000.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at March 31, 2009, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Balance at March 31,	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Auction rate securities	$3,123	-	-	$3,123

As a result of the change in market conditions, during the first quarter of 2008, we modified the valuation methodology for auction rate securities to include consideration of the factors discussed above and reference to a discounted cash flow analysis.  Accordingly, these securities changed from Level 1 to Level 3 within the hierarchy prescribed by SFAS No. 157 since the initial adoption of SFAS No. 157 on January 1, 2008.

The following table presents the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157, for the interim periods presented (in thousands):

	For the Three Months
	Ended March 31,
	2009	2008
Auction rate securities:
Beginning balance as of January 1	$3,239	$-
Transfers to Level 3	-	6,000
Total gains or (losses) (realized or unrealized):
Included in earnings – other income (expense)	34	(263)
Purchases and settlements (net)	(150)	-
Ending balance as of March 31	$3,123	$5,737

8.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP No. 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  FSP No. 157-4 re-emphasizes that regardless of market conditions the fair value measurement is an exit price concept as defined in SFAS No. 157, and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.   FSP No. 157-4 is applied prospectively to all fair value measurements where appropriate and will be effective for interim and annual periods ending after June 15, 2009.  Acacia will adopt the provisions of FSP No. 157-4 effective April 1, 2009.  Acacia does not expect the adoption of FSP No. 157-4 to have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP No. 115-2 and 124-2”) which provides operational guidance for determining other-than-temporary impairments for debt securities. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by Acacia in its interim consolidated financial statements for the quarter ended June 30, 2009. Management is currently evaluating the impact, if any, of the adoption of FSP No. 115-2 and 124-2, on Acacia’s consolidated financial position, results of operations and cash flows.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107 and APB 28-1”). FSP SFAS No. 107 and APB 28-1, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements.  FSP SFAS No. 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009.  Acacia will adopt the new disclosure requirements in its interim consolidated financial statements for the quarter ended June 30, 2009.

In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. Acacia adopted FSP 142-3 effective January 1, 2009.  The adoption of FSP 142-3 did not have a material impact on Acacia’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 clarifies whether instruments, such as restricted stock granted in share-based payments are participating securities prior to vesting.  Such participating securities must be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.”  FSP EITF 03-6-01 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earnings per share data.  Acacia adopted FSP EITF 03-6-1 effective January 1, 2009.  The adoption of FSP EITF 03-6-1 did not have a material impact on Acacia’s current and or prior period loss per share computations.

Item 2.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009.

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, capital expenditures, earnings, litigation, regulatory matters, markets for services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited financial statements and the notes thereto and disclosures made under the captions “Management Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2008.

General

As used in this Quarterly Report on Form 10-Q, “we,” “us” and “our” refer to Acacia Research Corporation, a Delaware corporation, and/or its wholly-owned operating subsidiaries. All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia Research Corporation’s wholly-owned operating subsidiaries.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 650 license agreements executed to date, across 52 of our technology license programs. On a consolidated basis, our operating subsidiaries own or control the rights to over 100 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

Overview

Our operating activities during the three months ended March 31, 2009 and 2008 were principally focused on the continued development, licensing and enforcement of the patent portfolios owned or controlled by our operating subsidiaries, including the continued pursuit of multiple ongoing technology licensing and enforcement  programs and the commencement of new technology licensing and enforcement programs.  In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to partner with patent owners and provide our unique intellectual property licensing, development and enforcement services.

License fee revenues recognized for the three months ended March 31, 2009 totaled $12.7 million, as compared to $9.0 million for the three months ended March 31, 2008.

Revenues for the three months ended March 31, 2009 included license fees from 28 new licensing agreements covering 16 of our technology licensing and enforcement programs, as compared to 24 new licensing agreements covering 12 of our technology licensing and enforcement programs for the three months ended March 31, 2008.  On a consolidated basis, our operating subsidiaries generated licensing revenues from four new technology licensing and enforcement programs during the three months ended March 31, 2009 and 2008.  As of March 31, 2009, we have generated revenues from 52 technology licensing and enforcement programs, as compared to 48 programs as of December 31, 2008, and 32 programs as of March 31, 2008.

During the three months ended March 31, 2009, we recorded initial license fee revenues from four new technology licensing programs, including our Surgical Catheter technology, Encrypted Media & Playback Devices technology, Child-friendly Secure Mobile Phones technology and Heated Surgical Blades technology.  Revenues for the three months ended March 31, 2009 also included fees from the licensing of our DMT® technology, Telematics technology, Pop-up Internet Advertising technology,  Audio Communications Fraud Detection technology, Picture Archiving & Communication Systems technology, Remote Management of Imaging Devices technology, Projector technology, Rule Based Monitoring technology, Location Based Services technology, Online Auction Guarantee technology, eCommerce Pricing technology, and High Quality Image Processing technology.

During the three months ended March 31, 2008, we recorded initial license fees from four new technology licensing and enforcement programs, including our Electronic Message Advertising technology, Remote Management of Imaging Devices technology, High Quality Image Processing technology, and Wireless Traffic Information technology licensing programs.  Revenues for the three months ended March 31, 2008 also included fees from the licensing of our DMT® technology, Pop-Up Internet Advertising technology, Telematics technology, Rule Based Monitoring technology, Portable Storage Devices with Links technology, Image Resolution Enhancement technology, and Electronic Address List Management technology licensing programs.

Our revenues historically have fluctuated quarterly based on the number of patented technology portfolios owned or controlled by our operating subsidiaries, the timing and results of patent filings and other enforcement proceedings relating to our intellectual property rights, the number of active licensing programs, and the relative maturity of active licensing programs during the applicable periods.  Additional factors impacting the amount of license fee revenues recognized each period are included below.

We measure and assess the performance and growth of our patent licensing and enforcement business conducted by our operating subsidiaries based on consolidated license fee revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues totaled $51.8 million as of March 31, 2009, as compared to $48.2 million as of December 31, 2008, $42.0 million as of September 30, 2008, $37.7 million as of June 30, 2008, and $36.5 million as of March 31, 2008.

The consolidated net loss was $2.4 million for the three months ended March 31, 2009, as compared to $4.5 million for the three months ended March 31, 2008.  Results for the three months ended March 31, 2009 included non-cash charges totaling $3.0 million, comprised of non-cash stock compensation charges of $1.9 million and non-cash patent amortization charges of $1.1 million.   Results for the three months ended March 31, 2008 included non-cash charges of $3.2 million, comprised of non-cash stock compensation charges of $1.8 million and non-cash patent amortization charges of $1.3 million.

Marketing, general and administrative expenses for the three months ended March 31, 2009 decreased to $5.4 million, including non-cash stock compensation charges of $1.9 million, from $5.6 million, including non-cash stock compensation charges of $1.8 million, for the three months ended March 31, 2008, due primarily to a reduction in personnel costs resulting from a reduction in employee headcount since the end of the prior year period, and a decrease in accounting and other corporate, general and administrative costs related to ongoing operations.

In the aggregate, inventor royalties and contingent legal fees expenses increased 41% during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, consistent with the 40% increase in related license fee revenues for the same periods, as discussed above.

We pursue enforcement actions in connection with our licensing and enforcement programs which can involve certain risks and uncertainties, including the following:

•
Increases in patent-related legal expenses, including, but not limited to, increases in costs billed by outside legal counsel for discovery, depositions, economic analyses, damages assessments, expert witnesses and other consultants, case-related audio/video presentations and other litigation support and administrative costs, could increase our operating costs and decrease our revenue generating opportunities;

•	Trial courts may be unable to understand complex enforcement actions, and, as a result, we may be required to appeal adverse decisions by trial courts in order to successfully enforce our patents;
•	New legislation, regulations or rules related to enforcement actions could significantly increase our operating costs and decrease our revenue generating opportunities; and
•
Courts may rule that our subsidiaries have violated certain statutory, regulatory, federal, local or governing rules or standards by pursuing such enforcement actions, which may expose us and our operating subsidiaries to material liabilities, which could harm our operating results and our financial position.

During the three months ended March 31, 2009, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to five patent portfolios covering a variety of applications, including the following three portfolios described below:

•	Online Promotion. This patented technology generally relates to online promotion of consumer products and can be used to provide consumers with web access to discount coupons and rebate offers.
•	Interactive Mapping. This patented technology generally relates to interactive maps and can be used to provide user-generated data, such as places of interest or reviews, over the Internet.
•
Improved Anti-Trap Safety. This patented technology can be used to adapt automatic vent closure to changes, such as environment or mechanical wear. This technology may be applicable to vehicles that implement anti-pinch/anti-trap safety systems on powered vents such as windows, doors and sunroofs.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the Consolidated Financial Statements for the periods presented.

As of March 31, 2009, on a consolidated basis, our operating subsidiaries owned or controlled the rights to over 100 patent portfolios, as compared to 91 patent portfolios as of March 31, 2008.

As of March 31, 2009, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed with the SEC on February 26, 2009, in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates section.  In addition, refer to Note 2 to the Consolidated Financial Statements included in this report.

Comparison of the Results of Operations for the Three Months Ended March 31, 2009 and 2008

Net Loss (In thousands)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Net loss	$(2,357)	$(4,489)

The changes in net loss were primarily due to the operating results and activities for the periods presented as discussed below.

Revenue (In thousands)

	For the Three Months Ended
	March 31, 2009	March 31, 2008
License fees	$12,650	$9,048

License Fees.  Revenues for the three months ended March 31, 2009 included license fees from 28 new licensing agreements covering 16 of our technology licensing and enforcement programs, as compared to 24 new licensing agreements covering 12 of our technology licensing and enforcement programs in the same period in 2008.  Three licensees accounted for 20%, 11% and 10% of license fee revenues recognized during the three months ended March 31, 2009, and one licensee accounted for 28% and three licensees individually accounted for 10% of license fee revenues recognized during the three months ended March 31, 2008.  The increase in license fee revenues was due to an increase in the number of license agreements executed and an increase in the average revenue per license agreement executed during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008.

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

Deferred license fee revenues, representing upfront license fee payments received from licensees at the beginning of the contractual license term, which are deferred and amortized in the statements of operations as license fee revenues on a straight-line basis over the applicable license term, increased to $4.3 million at March 31, 2009, compared to $318,000 at December 31, 2008.  Related deferred royalties and contingent legal fees expense, which are also amortized in the statements of operations on a straight-line basis over the applicable license term, totaled $1.6 million at March 31, 2009.  The noncurrent portion of deferred royalties and contingent legal fees, totaling $615,000 is included in “Other assets – noncurrent.”

Operating Expenses (In thousands)

	For the Three Months Ended
	March 31, 2009	March 31, 2008

Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,920 and $1,829 for the three months ended March 31, 2009 and 2008, respectively)	$5,378	$5,649
Inventor royalties and contingent legal fees expense - patents	6,691	4,731
Legal expenses - patents	1,361	1,016
Research, consulting and other expenses - patents	761	977
Amortization of patents	1,065	1,335

            Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses include employee compensation and related personnel costs, including non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, public relations, marketing, stock administration and other corporate costs.

A summary of the main drivers of the change in marketing, general and administrative expenses, including the impact of non-cash stock compensation charges, for the periods presented, is as follows (in thousands):

For the Three Months
Ended March 31,
2009 vs. 2008
Net reduction of licensing, business development and engineering personnel	$(75)
One time employee severance charges	163
Corporate, general and administrative costs	(449)
Non-cash stock compensation expense	90

Inventor Royalties and Contingent Legal Fees Expense.  Inventor royalties expense totaled $3.5 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively, and contingent legal fees expense totaled $3.2 million and $2.6 million for the three months ended March 31, 2009 and 2008, respectively.  The majority of the patent portfolios owned or controlled by our operating subsidiaries are subject to patent and patent rights agreements with inventors containing provisions granting to the original patent owner the right to receive inventor royalties based on future net revenues, as defined in the respective agreements, and may also be subject to contingent legal fee arrangements with external law firms engaged on a contingent fee basis.  The economic terms of the inventor and contingent fee arrangements, if any, vary across our patent portfolios.  As such, inventor royalties and contingent legal fees expenses fluctuate period to period based on the amount of revenues recognized each period and the mix of specific patent portfolios, with varying economic terms, generating revenues each period.

In the aggregate, inventor royalties and contingent legal fees expenses increased 41% during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, consistent with the 40% increase in related license fee revenues for the same periods.  For the same periods, inventor royalties expense increased 69%, compared to the 40% increase in license fee revenues, due primarily to certain patent portfolios with lower than average inventor royalty rates generating revenues during the three months ended March 31, 2008, as compared to the patent portfolios generating revenues during the three months ended March 31, 2009.  For the same periods, contingent legal fees expenses increased 20%, compared to the 40% increase in license fee revenues, due to certain patent portfolios with lower contingent fee rates generating revenues during the three months ended March 31, 2009, as compared to the patent portfolios generating revenues during the three months ended March 31, 2008.

Legal Expense – Patents.  Patent-related legal expenses include patent-related prosecution and enforcement costs incurred by outside law firms engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis.  Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.  The increase during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, is primarily due to patent related legal expenses incurred on new licensing and enforcement programs commenced since the end of the prior year period.  We expect patent-related legal expenses to continue to fluctuate quarter to quarter based on the factors summarized above, in connection with our current and future patent acquisition, development, licensing and enforcement activities.

Research, Consulting and Other Expenses - Patents.  Research, consulting and other expenses include third-party patent related research, development, consulting, licensing and patent maintenance costs incurred in connection with the identification, review, acquisition, development, licensing and enforcement and maintenance of patent portfolios.  These costs fluctuate period to period based on business development, patent related research, due diligence and patent licensing and enforcement activities in each period.  The decrease during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, is primarily due to a reduction in expenses related to certain licensing and enforcement programs that are further along in the related litigation and enforcement effort.  This reduction was partially offset by an increase in expenses incurred in connection with new patent related business development and licensing and enforcement programs commenced since the end of the prior year period.  We expect patent related research, consulting and other expenses to continue to fluctuate quarter to quarter based on the factors summarized above, in connection with our current and future patent acquisition, development, licensing and enforcement activities.

Other

At March 31, 2009, the par value of auction rate securities collateralized by student loan portfolios totaled $2,700,000. As a result of the liquidity issues discussed at Note 7 to the Consolidated Financial Statements included in this report, we estimated that the fair value of these auction rate securities no longer approximated their par value. These securities continue to be AAA rated. However, as a result of the analysis described at Note 7 to the Consolidated Financial Statements included in this report, we recorded an other-than-temporary loss of $263,000 in the accompanying statement of operations for the three months ended March 31, 2008.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to March 31, 2008, we recovered $23,000 of the other-than-temporary loss originally recorded on these securities.  As of March 31, 2009, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $240,000.

At March 31, 2009, the par value of auction rate securities issued by high credit quality closed-end investment companies totaled $875,000. Despite the reduction in liquidity resulting from the failure of auctions for these securities since February 2008, the issuers of these auction rate securities have redeemed, at par, approximately 71% of the securities held by us since February 2008, and have indicated that they continue to evaluate ways to provide additional liquidity to their auction rate security holders. Additionally, these securities continue to be AAA rated and the underlying funds continue to meet certain specified asset coverage tests required by the rating agencies, as well as the 200% asset coverage test with respect to auction rate securities set forth in the Investment Company Act of 1940, as amended. However, as a result of the analysis discussed at Note 7 to the Consolidated Financial Statements included in this report, we recorded an other-than-temporary loss on auction rate securities issued by high credit quality closed-end investment companies of $236,000 in the statement of operations for the three months ended December 31, 2008.  As a result of partial redemptions at par on certain of these auction rate securities during the three months ended March 31, 2009, we recovered $24,000 of the other-than-temporary loss originally recorded on these securities.  As of March 31, 2009, the net other-than-temporary loss on auction rate securities issued by high credit quality closed-end investment companies totaled $212,000.

Inflation

Inflation has not had a significant impact on Acacia Research Corporation or its subsidiaries.

Liquidity and Capital Resources

Our consolidated cash and cash equivalents and investments totaled $54.0 million at March 31, 2009, compared to $51.5 million at December 31, 2008. Working capital at March 31, 2009 was $43.4 million, compared to $42.6 million at December 31, 2008.

The net increase (decrease) in cash and cash equivalents related to operations for the periods presented was comprised of the following (in thousands):

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Net cash provided by (used in):
Operating activities	$2,618	$(3,878)
Investing activities	(19)	3,383
Financing activities	-	111

Cash Flows from Operating Activities. Cash receipts from licensees for the three months ended March 31, 2009 increased to $14.7 million, from $6.2 million in the comparable 2008 period.  Cash outflows from operations for the three months ended March 31, 2009 increased to $12.1 million, as compared to $10.1 million in the comparable 2008 period, due to the net increase in operating expenses, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.  Accounts receivable increased to $9.4 million at March 31, 2009, compared to $7.4 million at December 31, 2008.

Cash Flows from Investing Activities.  The change in net cash flows used in investing activities was primarily due to net purchases and sales of available-for-sale investments in connection with ongoing short-term cash management activities during the periods presented.  Net cash outflows from investing activities for the three months ended March 31, 2009 also included patent related acquisition costs totaling $162,000, as compared to $1,558,000 in the comparable 2008 period.

Cash Flows from Continuing Financing Activities.  Net cash flows provided by financing activities during the three months ended March 31, 2008 included proceeds from the exercise of Acacia Research Corporation common stock options totaling $111,000.

Our management believes that the cash and cash equivalent balances, investments, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet our cash requirements through at least May 2010 and for the foreseeable future. We may however encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” beginning on page 6 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009. Any efforts to seek additional funding could be made through equity, debt or other external financing; however, there can be no assurance that additional funding will be available on favorable terms, if at all. The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. Recently, the volatility and disruption have reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2009.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists our material known future cash commitments as of March 31, 2009:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$2,720	$633	$1,923	$164	$-
Total contractual obligations	$2,720	$633	$1,923	$164	$-

FIN 48 Liability.  As of March 31, 2009, the liability for uncertain tax positions, associated primarily with state income taxes, was $75,000, of which none is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in the consolidated balance sheet.

Recent Accounting Pronouncements

Refer to Note 2 and Note 8 to the Consolidated Financial Statements included in this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2009, our investments were comprised of money market funds and auction rate securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of March 31, 2009.  Refer to “Liquidity and Capital Resources” and Note 7 to the Consolidated Financial Statements included in this report for additional information.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Control Over Financial Reporting

(a)           There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2009) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
___________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By: /s/ Paul R. Ryan
Paul R. Ryan
Chief Executive Officer

By: /s/ Clayton J. Haynes
Clayton J. Haynes
Chief Financial Officer and Treasurer

Date:   May 7, 2009

EXHIBIT INDEX
EXHIBIT NUMBER	EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
___________________