Form 10-Q
period 2009-06-30
ACACIA RESEARCH CORP
filed 2009-08-05
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of July 31, 2009, 31,832,404 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

ACACIA RESEARCH CORPORATION

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$56,123	$48,279
Accounts receivable	2,532	7,436
Deferred royalties and contingent legal fees	1,604	-
Prepaid expenses and other current assets	590	1,255
Total current assets	60,849	56,970

Property and equipment, net of accumulated depreciation	181	221
Patents, net of accumulated amortization	10,706	12,419
Investments - noncurrent	3,123	3,239
Other assets	720	225
	$75,579	$73,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$4,533	$3,240
Royalties and contingent legal fees payable	8,482	10,770
Deferred revenues	3,210	318
Total current liabilities	16,225	14,328

Deferred revenues, net of current portion	434	-
Other liabilities	214	199
Total liabilities	16,873	14,527

Commitments and contingencies (Note 6)

Stockholders' equity:
Acacia Research Corporation stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 31,814,458 and 30,884,994 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	32	31
Additional paid-in capital	170,510	167,468
Accumulated deficit	(113,957)	(108,952)
Total Acacia Research Corporation stockholders' equity	56,585	58,547
Noncontrolling interests in operating subsidiary	2,121	-
Total stockholders' equity	58,706	58,547
	$75,579	$73,074

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

License fee revenues	$15,031	$7,116	$27,681	$16,164

Operating costs and expenses:
Cost of revenues:
Inventor royalties	2,352	2,177	5,880	4,267
Contingent legal fees	3,257	1,928	6,420	4,569
Legal expenses - patents	2,084	1,014	3,344	2,001
Research, consulting and other expenses - patents	618	495	1,066	1,111
Amortization of patents	1,060	1,244	2,125	2,579
Marketing, general and administrative expenses (including non-cash stock compensation expense of $2,181 and $4,101 for the three and six months ended June 30, 2009, respectively and $1,938 and $3,767 for the three and six months ended June 30, 2008, respectively)	6,195	5,511	11,987	11,550
Total operating costs and expenses	15,566	12,369	30,822	26,077
Operating loss	(535)	(5,253)	(3,141)	(9,913)

Other income (expense):
Interest income	47	238	99	693
Gain on foreign currency translation	-	-	201	-
Gain (loss) on investments	-	-	34	(263)
Total other income	47	238	334	430

Loss from operations before provision for income taxes	(488)	(5,015)	(2,807)	(9,483)
Provision for income taxes	(39)	(26)	(77)	(47)
Net loss including noncontrolling interests in operating subsidiary	(527)	(5,041)	(2,884)	(9,530)
Net income attributable to noncontrolling interests in operating subsidiary	(2,121)	-	(2,121)	-
Net loss attributable to Acacia Research Corporation	$(2,648)	$(5,041)	$(5,005)	$(9,530)

Net loss per common share attributable to Acacia Research Corporation:
Basic and diluted net loss per share	$(0.09)	$(0.17)	$(0.17)	$(0.33)

Weighted average number of shares outstanding, basic and diluted	29,741,168	29,321,176	29,690,595	29,269,713

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net loss including noncontrolling interests in operating subsidiary	$(2,884)	$(9,530)
Adjustments to reconcile net loss including noncontrolling interests in operating subsidiary to net cash provided by (used in) operating activities :
Depreciation and amortization	2,188	2,645
Non-cash stock compensation	4,101	3,767
(Gain) loss on investments	(34)	263
Other	-	4
Changes in assets and liabilities:
Accounts receivable	4,904	(2,977)
Prepaid expenses, deferred fees and other assets	(1,434)	(26)
Accounts payable and accrued expenses	1,308	(517)
Royalties and contingent legal fees payable	(2,288)	2,538
Deferred revenues	3,326	(49)

Net cash provided by (used in) operating activities from continuing operations	9,187	(3,882)
Net cash provided by operating activities from discontinued operations	-	2
Net cash provided by (used in) operating activities	9,187	(3,880)

Cash flows from investing activities:
Purchase of property and equipment	(23)	(23)
Purchase of available-for-sale investments	-	(265)
Sale of available-for-sale investments	150	6,277
Patent acquisition costs	(412)	(1,659)
Net cash provided by (used in) investing activities	(285)	4,330

Cash flows from financing activities:
Repurchase of restricted common stock	(1,058)	-
Proceeds from the exercise of stock options	-	142
Net cash provided by (used in) financing activities	(1,058)	142

Increase in cash and cash equivalents	7,844	592

Cash and cash equivalents, beginning	48,279	40,467

Cash and cash equivalents, ending	$56,123	$41,059

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. As used herein, “Acacia” and the “Company” refer to Acacia Research Corporation and/or its wholly and majority-owned operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia’s wholly and majority-owned operating subsidiaries.

Acacia’s operating subsidiaries acquire, develop, license and enforce patented technologies.  Acacia’s operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that such operating subsidiaries own or control.  Acacia’s operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia’s operating subsidiaries own or control the rights to over 100 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned operating subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Effective January 1, 2009, Acacia adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), on a prospective basis, which establishes accounting and reporting standards requiring the identification and distinction between ownership interests in subsidiaries held by the parent and ownership interests in subsidiaries held by the noncontrolling interest owners. SFAS No. 160 requires the noncontrolling interests in Acacia’s majority-owned operating subsidiary to be separately presented as a component of stockholders’ equity on the consolidated statement of financial position for the applicable periods presented.  In addition, SFAS No. 160 requires that consolidated net income or loss be adjusted to include the net income or loss attributed to the noncontrolling interests in the majority-owned operating subsidiary on the consolidated statements of operations for the applicable periods presented.  Noncontrolling interests in Acacia’s majority-owned operating subsidiary included in consolidated stockholders’ equity and net income attributable to noncontrolling interests in Acacia’s majority-owned operating subsidiary in the consolidated statements of operations totaled $2,121,000 as of and for the three and six months ended June 30, 2009.

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

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s financial position as of June 30, 2009, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cost of Revenues.  Cost of revenues include the costs and expenses incurred in connection with our patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third parties and the amortization of patent-related acquisition costs.  These costs are included under the caption “Cost of revenues” in the accompanying consolidated statements of operations.  Refer to Note 6 for additional information regarding inventor royalties expenses and contingent legal fee expenses.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reclassifications.  Certain operating costs and expenses previously reported for the three and six months ended June 30, 2008 have been reclassified to conform with the current period presentation.

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

Concentrations. Two licensees individually accounted for 33% and 10% of license fee revenues recognized during the three months ended June 30, 2009, and one licensee individually accounted for 18% of license fee revenues recognized during the six months ended June 30, 2009.  Two licensees individually accounted for 27% and 21% of license fee revenues recognized during the three months ended June 30, 2008, and two licensees individually accounted for 15% and 12% of license fee revenues recognized during the six months ended June 30, 2008. Two licensees individually represented approximately 50% and 16% of accounts receivable at June 30, 2009. Three licensees individually represented approximately 27%, 24% and 19% of accounts receivable at December 31, 2008.

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

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.  Refer to Note 7 to these consolidated financial statements for information on the estimation of fair value for auction rate securities held as of June 30, 2009.

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

3.  EARNINGS PER SHARE

Earnings (Loss) Per Share.  Basic earnings per share is computed based upon the weighted-average number of common shares outstanding, excluding unvested restricted stock.  Diluted earnings per share is computed based upon the weighted-average number of common shares outstanding, including the dilutive effect of common stock equivalents outstanding during the periods, using the treasury stock method.  Potentially dilutive common stock equivalents primarily consist of employee stock options, unvested restricted stock, and restricted stock units.

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted loss per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Basic and diluted weighted-average number of common shares outstanding	29,741,168	29,321,176	29,690,595	29,269,713
All outstanding stock options, nonvested restricted stock and restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	5,373,698	6,125,010	5,373,698	6,125,010

4.  PATENTS

Acacia’s only identifiable intangible assets at June 30, 2009 and December 31, 2008, are patents and patent rights.  Patent-related accumulated amortization totaled $23,298,000 and $21,173,000 as of June 30, 2009 and December 31, 2008, respectively.

Acacia’s patents and patent rights have remaining estimated economic useful lives ranging from one to seven years.  The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is four years.  Annual aggregate amortization expense is estimated to be $1,929,000 for the remainder of 2009, $3,597,000 in 2010, $2,699,000 in 2011, $1,001,000 in 2012 and $769,000 in 2013.  At June 30, 2009 and December 31, 2008, all acquired intangible assets were subject to amortization.

For the six months ended June 30, 2009 and 2008, Acacia incurred patent / patent rights acquisition costs totaling $412,000 and $1,659,000, respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately one to seven years.  In July 2009, Acacia incurred patent acquisition costs totaling $3,000,000 in connection with the acquisition of additional patent portfolios.

5.  DEFERRED REVENUES AND RELATED ROYALTIES AND CONTINGENT LEGAL FEES

Deferred license fee revenues, representing upfront license fee payments received from licensees at the beginning of the contractual license term, which are deferred and amortized in the statements of operations as license fee revenues on a straight-line basis over the applicable license term, totaled $3,644,000 at June 30, 2009, compared to $318,000 at December 31, 2008.  Related deferred royalties and contingent legal fees expense, which are also amortized in the statements of operations on a straight-line basis over the applicable license term, totaled $1,819,000 at June 30, 2009.  The noncurrent portion of deferred royalties and contingent legal fees, totaling $215,000 at June 30, 2009, is included in “Other assets – noncurrent.”

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6.  COMMITMENTS AND CONTINGENCIES

Inventor Royalties and Contingent Legal Expenses

In connection with the acquisition of certain patents and patent rights, certain of Acacia’s operating subsidiaries executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net license fee revenues (as defined in the respective agreements) generated as a result of licensing the respective patents or patent portfolios.  Inventor royalties paid pursuant to the agreements are expensed in the consolidated statements of operations in the period that the related license fee revenues are recognized.  In certain instances, pursuant to the terms of the underlying inventor agreements, costs paid by Acacia’s operating subsidiaries to acquire patents are recoverable from future net revenues.  Patent acquisition costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of operations.  Any unamortized patent acquisition costs recovered from net revenues are expensed in the period recovered, and included in amortization expense in the consolidated statements of operations.

Acacia’s operating subsidiaries may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law in connection with their licensing and enforcement activities.  These law firms may be retained on a contingent fee basis in which the law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained.  In instances where there are no recoveries from potential infringers (i.e. license fees), no contingent legal fees are paid; however, Acacia’s operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.  Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the consolidated balance sheets.

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

7.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of June 30, 2009, Acacia held investment grade auction rate securities with a par value totaling $3,575,000. Acacia’s auction rate securities consist of high credit quality securities issued by closed-end investment companies with portfolio asset coverage of at least 200%, and auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, all of which carry credit ratings of AAA (S&P and Moody’s).  Auction rate securities are classified as available-for-sale securities and reflected at fair value in accordance with the requirements of SFAS No. 157.

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

As a result of the failed auctions, there are no reliable current observable market prices available for these securities for purposes of establishing fair market value as of June 30, 2009.  As a result, the fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of June 30, 2009.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to Acacia’s auction rate securities was also considered when possible.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At June 30, 2009, the par value of auction rate securities collateralized by student loan portfolios totaled $2,700,000.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, Acacia has classified these investments as noncurrent in the accompanying consolidated balance sheets.  Further, as a result of the analysis described above, Acacia recorded an other-than-temporary loss of $263,000 in the accompanying statement of operations for the six months ended June 30, 2008.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to June 30, 2008, Acacia recorded realized gains totaling $23,000, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of June 30, 2009, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $240,000.

At June 30, 2009, the par value of auction rate securities issued by high credit quality closed-end investment companies totaled $875,000.  Due to the impact of the reduced liquidity associated with these securities as of June 30, 2009, Acacia has classified these securities as noncurrent assets in the accompanying consolidated balance sheets.  Further, Acacia recorded an other-than-temporary loss on auction rate securities issued by high credit quality closed-end investment companies of $236,000 in the statement of operations for the three months ended December 31, 2008.  As a result of partial redemptions at par on certain of these auction rate securities during the six months ended June 30, 2009, Acacia recorded realized gains totaling $24,000, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of June 30, 2009, the net other-than-temporary loss on auction rate securities issued by high credit quality closed-end investment companies totaled $212,000.  In July 2009, issuers of the closed-end investment securities held by us as of June 30, 2009 announced the finalization of plans to redeem the remaining outstanding auction rate securities at par.

Assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at June 30, 2009, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
Description	Balance at June 30, 2009	Quoted Prices in Active Markets For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Auction rate securities	$3,123	-	-	$3,123

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

The following table presents the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157, for the interim periods presented (in thousands):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Auction rate securities:
Beginning balance as of April 1 and January 1, respectively	$3,123	$5,737	$3,239	$-
Transfers to Level 3	-	-	-	6,000
Total gains or (losses) (realized or unrealized):
Included in earnings – other income (expense)	-	-	34	(263)
Purchases and settlements (net)	-	(1,050)	(150)	(1,050)
Ending balance as of June 30	$3,123	$4,687	$3,123	$4,687

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.  REPURCHASE OF RESTRICTED COMMON STOCK

In May 2009, Acacia’s board of directors approved a restricted stock vesting net issuance program.  Under the program, upon the vesting of unvested shares of restricted common stock, the Company withheld from fully vested shares of common stock otherwise deliverable to any employee-participant in Acacia’s equity compensation programs, a number of whole shares of common stock having a fair market value (as determined by Acacia as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of Acacia in connection with the vesting of such shares.  Of a total of 560,767 shares of restricted stock vested in June 2009, 168,536 shares of common stock were withheld by the Company, in satisfaction of $1,058,000 in required withholding tax liability.

9.  COMPREHENSIVE LOSS

Total comprehensive loss attributable to Acacia Research Corporation is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net loss including noncontrolling interests in operating subsidiary	$(527)	$(5,041)	$(2,884)	$(9,530)

Other comprehensive income:
Unrealized gain on short-term investments	-	2	-	1
Total comprehensive loss before noncontrolling interests in operating subsidiary	(527)	(5,039)	(2,884)	(9,529)
Net income attributable to noncontrolling interests in operating subsidiary	(2,121)	-	(2,121)	-
Comprehensive loss	$(2,648)	$(5,039)	$(5,005)	$(9,529)

10.  RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  FSP No. 157-4 re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept as defined in SFAS No. 157, and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.   FSP No. 157-4 is applied prospectively to all fair value measurements where appropriate.  Acacia adopted the provisions of FSP No. 157-4 effective April 1, 2009.  The adoption of FSP No. 157-4 did not have a material impact on Acacia’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (“FSP No. 115-2 and 124-2”) which provides operational guidance for determining other-than-temporary impairments for debt securities. Acacia adopted FSP No. 115-2 and 124-2 effective April 1, 2009.  The adoption of FSP No. 115-2 and 124-2 did not have material impact on Acacia’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107 and APB 28-1”). FSP SFAS No. 107-1 and APB 28-1, which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires publicly-traded companies, as defined in APB Opinion No. 28, “Interim Financial Reporting,” to provide disclosures on the fair value of financial instruments in interim financial statements.  Acacia adopted the new disclosure requirements, as applicable, in its interim consolidated financial statements for the quarter ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements. SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009. Acacia adopted SFAS No. 165 for the quarter ended June 30, 2009, and have evaluated subsequent events through August 4, 2009.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (“SFAS No. 166”) and SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R)” (“SFAS No. 167”), changing the accounting for securitizations and special-purpose entities. SFAS No. 166 enhances disclosure requirements related to the transfers of financial assets, including securitization transactions, and the continuing risk exposures related to transferred financial assets. SFAS No. 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities”, and modifies the criteria which determine whether an entity should be consolidated. Both SFAS No. 166 and SFAS No. 167 will be effective for fiscal years beginning after November 15, 2009. Acacia is currently evaluating the impact the adoption of these standards will have on its consolidated financial statements and related disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”), to improve how enterprises account for and disclose their involvement with variable interest entities (“VIE’s”), which are special-purpose entities, and other entities whose equity at risk is insufficient or lack certain characteristics. Among other things, SFAS No. 167 changes how an entity determines whether it is the primary beneficiary of a VIE and whether that VIE should be consolidated. The new Statement requires an entity to provide significantly more disclosures about its involvement with VIEs. Statement 167 is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009 and for interim periods within the first annual reporting period. Acacia does not expect the adoption of SFAS No. 167 to have a material impact on its consolidated financial statements and related disclosures.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”), which establishes the FASB Accounting Standards CodificationTM (“Codification”), which supersedes all existing accounting standard documents and will become the single source of authoritative non-governmental U.S. GAAP. All other accounting literature not included in the Codification will be considered non-authoritative. The Codification was implemented on July 1, 2009 and will be effective for interim and annual periods ending after September 15, 2009. Acacia expects to conform its consolidated financial statements and related notes to the new Codification for the quarter ending September 30, 2009.

In June 2009, the Emerging Issues Task Force of the FASB (“EITF”), reached final consensus on Issue 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“Issue 09-1”), which changes the accounting for equity share lending arrangements on an entity’s own shares when executed in contemplation of a convertible debt offering. Issue 09-1 requires the share lending arrangement to be measured at fair value and recognized as an issuance cost. These issuance costs should then be amortized as interest expense over the life of the financing arrangement. Shares loaned under these arrangements should be excluded from computation of earnings per share. Issue 09-1 is effective for fiscal years beginning after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of the fiscal year. Acacia does not expect the adoption of Issue 09-1 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

General

As used in this Quarterly Report on Form 10-Q, “we,” “us” and “our” refer to Acacia Research Corporation, a Delaware corporation, and/or its wholly and majority-owned operating subsidiaries. All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia Research Corporation’s wholly and majority-owned operating subsidiaries.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 650 license agreements executed to date, across 55 of our technology license programs. On a consolidated basis, our operating subsidiaries own or control the rights to over 100 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

Overview

Our operating activities during the three and six months ended June 30, 2009 and 2008 were principally focused on the continued development, licensing and enforcement of the patent portfolios owned or controlled by our operating subsidiaries, including the continued pursuit of multiple ongoing technology licensing and enforcement  programs and the commencement of new technology licensing and enforcement programs.  In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to partner with patent owners and provide our unique intellectual property licensing, development and enforcement services.

License fee revenues recognized for the three months ended June 30, 2009 totaled $15.0 million, as compared to $7.1 million for the three months ended June 30, 2008.  License fee revenues recognized for the six months ended June 30, 2009 totaled $27.7 million, as compared to $16.2 million for the six months ended June 30, 2008.

Revenues for the three and six months ended June 30, 2009 included license fees from 22 and 50, respectively, new licensing agreements covering 16 and 20, respectively, of our technology licensing and enforcement programs.  During the six months ended June 30, 2009 and 2008, on a consolidated basis, our operating subsidiaries generated licensing revenues from 5 and 7 new technology licensing and enforcement programs, respectively.  Revenues for the three and six months ended June 30, 2008 included license fees from 16 and 40, respectively, new licensing agreements covering 11 and 16, respectively, of our technology licensing and enforcement programs. As of June 30, 2009, we have generated revenues from 53 technology licensing and enforcement programs, as compared to 48 programs as of December 31, 2008, and 35 programs as of June 30, 2008.

During the six months ended June 30, 2009, we recorded initial license fee revenues from 5 new technology licensing programs, including our Database Access technology, Surgical Catheter technology, Encrypted Media & Playback Devices technology, Child-friendly Secure Mobile Phones technology and Heated Surgical Blades technology.  Revenues for the six months ended June 30, 2009 also included fees from the licensing of our DMT® technology, Telematics technology, Pop-up Internet Advertising technology,  Audio Communications Fraud Detection technology, Picture Archiving & Communication Systems technology, Remote Management of Imaging Devices technology, Projector technology, Rule Based Monitoring technology, Location Based Services technology, Online Auction Guarantee technology, eCommerce Pricing technology, Medical Image Stabilization technology, Audio Video Enhancement & Synchronization technology, Credit Card Fraud Protection technology and High Quality Image Processing technology.

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

We measure and assess the performance and growth of our patent licensing and enforcement business conducted by our operating subsidiaries based on consolidated license fee revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues totaled $59.7 million as of June 30, 2009, as compared to $51.8 million as of March 31, 2009, $48.2 million as of December 31, 2008, $42.0 million as of September 30, 2008, and $37.7 million as of June 30, 2008.

The consolidated net loss for the three and six months ended June 30, 2009 was $2.6 million and $5.0 million, respectively,  as compared to $5.0 million and $9.5 million, respectively, for the three and six months ended June 30, 2008.  Results for the three and six months ended June 30, 2009 included non-cash charges totaling $3.2 million and $6.2 million, respectively, comprised of non-cash stock compensation charges of $2.1 million and $4.1 million, respectively and non-cash patent amortization charges of $1.1 million and $2.1 million, respectively.   Results for the three and six months ended June 30, 2008 included non-cash charges of $3.2 million and $6.3 million, respectively, comprised of non-cash stock compensation charges of $1.9 million and $3.8 million, respectively, and non-cash patent amortization charges of $1.2 million and $2.6 million, respectively.

Marketing, general and administrative expenses, including non-cash stock compensation charges, for the three and six months ended June 30, 2009 increased to $6.2 million and $12.0 million, respectively, as compared to $5.5 million and $11.6 million, respectively, for the three and six months ended June 30, 2008, due primarily to an increase in business development related research and consulting expenses, an increase in other corporate, general and administrative costs related to ongoing operations and an increase in noncash stock compensation charges resulting from the issuance of restricted stock incentive awards to new and existing employees subsequent to the end of the second quarter of 2008, in accordance with our customary incentive compensation practices.

In the aggregate, inventor royalties, net income attributable to noncontrolling interests in operating subsidiaries and contingent legal fees expenses increased by 88% and 63%, respectively, during the three and six months ended June 30, 2009, as compared to increases of 111% and 71%, respectively, in related license fee revenues for the three and six months ended June 30, 2008, as discussed above.

Patent-related legal expenses and patent-related research, consulting and other expenses for the three and six months ended June 30, 2009 increased in connection with new licensing and enforcement programs commenced since the end of the prior year period, and an increase in legal expenses related to certain of our ongoing licensing and enforcement actions that are further along in the litigation process.

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

•	Our patented technologies and enforcement actions are complex, and, as a result, we may be required to appeal adverse decisions by trial courts in order to successfully enforce our patents;
•	New legislation, regulations or rules related to enforcement actions could significantly increase our operating costs and decrease our revenue generating opportunities; and
•
Courts may rule that our subsidiaries have violated certain statutory, regulatory, federal, local or governing rules or standards by pursuing such enforcement actions, which may expose us and our operating subsidiaries to material liabilities, which could harm our operating results and our financial position.

During the six months ended June 30, 2009, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to 13 patent portfolios covering a variety of applications, including the 10 patent portfolios described below:

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

•
Improved Commercial Print. This patented technology can eliminate various print artifacts while improving resolution, color and ink consumption from commercial presses. Printers can benefit from these improvements, particularly those who specialize in high volume press work.

•	Electronic Securities Trading. This patented technology generally relates to tools for automated electronic securities trading and may be used in online trading.
•
User Programmable Engine Control. This patented technology generally relates to the user interface for the engine control module (ECM) and offers control and calibration of the ECM including input and output parameters controlling engine performance.

•
Wireless LAN. This patented technology generally relates to wireless local area networking (WLAN) and includes communications architectures for use in spread spectrum systems. This technology can be used in equipment such as laptops, wireless routers, access points, handsets and other consumer electronics devices with WLAN capability.

•
Network Monitoring. This patented technology generally relates to monitoring and reporting on management and financial characteristics of networks and can be used to help organizations make resource decisions.

•	Medical Image Manipulation. This patented technology generally relates to the manipulation of medical images and can be used in the surgical process.
•
Consumer Rewards Program. This patented technology generally relates to consumer rewards programs such as loyalty programs offered by airlines, hotels and credit card companies and may be used to provide a single source for consumers to access and utilize applicable benefits under different loyalty programs.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the Consolidated Financial Statements for the periods presented.

As of June 30, 2009, on a consolidated basis, our operating subsidiaries owned or controlled the rights to over 100 patent portfolios, as compared to 95 patent portfolios as of June 30, 2008.

As of June 30, 2009, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

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

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

Net Loss Attributable to Acacia Research Corporation (In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net loss attributable to Acacia Research Corporation	$(2,648)	$(5,041)	$(5,005)	$(9,530)

The changes in net loss were primarily due to the operating results and activities for the periods presented as discussed below.

Revenue (In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
License fees	$15,031	$7,116	$27,681	$16,164

License Fees.  Revenues for the three months ended June 30, 2009 included license fees from 22 new licensing agreements covering 16 of our technology licensing and enforcement programs, as compared to 16 new licensing agreements covering 11 of our technology licensing and enforcement programs during the three months ended June 30, 2008.  Two licensees accounted for 33% and 10% of license fee revenues recognized during the three months ended June 30, 2009, and two licensees accounted for 27% and 21% of license fee revenues recognized during the three months ended June 30, 2008.

Revenues for the six months ended June 30, 2009 included license fees from 50 new licensing agreements covering 20 of our technology licensing and enforcement programs, as compared to 40 new licensing agreements covering 16 of our technology licensing and enforcement programs during the six months ended June 30, 2008.  One licensee accounted for 18% of license fee revenues recognized during the six months ended June 30, 2009, and two licensees accounted for 15% and 12% of license fee revenues recognized during the six months ended June 30, 2008.

The increase in license fee revenues was due to an increase in the number of license agreements executed and an increase in the average revenue per license agreement executed during the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008.  License fee revenues recognized by our operating subsidiaries fluctuate from period to period primarily based on the following factors:

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

Deferred license fee revenues, representing upfront license fee payments received from licensees at the beginning of the contractual license term, which are deferred and amortized in the statements of operations as license fee revenues on a straight-line basis over the applicable license term, increased to $3.6 million at June 30, 2009, compared to $318,000 at December 31, 2008.  Related deferred royalties and contingent legal fees expense, which are also amortized in the statements of operations on a straight-line basis over the applicable license term, totaled $1.8 million at June 30, 2009.  The noncurrent portion of deferred royalties and contingent legal fees, totaling $215,000 is included in “Other assets – noncurrent.”

Operating Costs and Expenses and Net Income Attributable to Noncontrolling Interests (In thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cost of revenues:
Inventor royalties	$2,352	$2,177	$5,880	$4,267
Contingent legal fees	3,257	1,928	6,420	4,569
Legal expenses - patents	2,084	1,014	3,344	2,001
Research, consulting and other expenses	618	495	1,066	1,111
Amortization of patents	1,060	1,244	2,125	2,579
Marketing, general and administrative expenses (including non-cash stock compensation expense of $2,181 and $4,101 for the three and six months ended June 30, 2009, respectively and $1,938 and $3,767 for the three and six months ended June 30, 2008, respectively)	6,195	5,511	11,987	11,550
Net income attributable to noncontrolling interests in operating subsidiary	2,121	-	2,121	-

Inventor Royalties, Net Income Attributable to Noncontrolling Interests in Operating Subsidiaries and Contingent Legal Fees Expense.  Net income attributable to noncontrolling interests in operating subsidiaries, represents the portion of net proceeds from the licensing and enforcement activities of our majority-owned operating subsidiary that are distributable to the operating subsidiary’s noncontrolling interest holders pursuant to the underlying operating agreement.  The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by our operating subsidiaries.  As such, inventor royalties, other payments to patent owners and contingent legal fees expenses fluctuate period to period, based on the amount of revenues recognized each period and the mix of specific patent portfolios with varying economic terms generating revenues each period.

In the aggregate, inventor royalties and noncontrolling interests in operating subsidiaries increased 105% and 88%, respectively, during the three and six months ended June 30, 2009, as compared to increases in license fee revenues of 111% and 71%, respectively, for the three and six months ended June 30, 2008.  Contingent legal fee expenses increased 69% and 41%, respectively, during the three and six months ended June 30, 2009, due to certain patent portfolios with lower contingent fee rates generating revenues during the three and six months ended June 30, 2009, as compared to the patent portfolios generating revenues during the three and six months ended June 30, 2008.

Legal Expense – Patents.  Patent-related legal expenses include patent-related prosecution and enforcement costs incurred by outside law firms engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis.  Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.  The net increase during the three and six months ended June 30, 2009, as compared to the three and six months ended June 30, 2008, is primarily due to expenses incurred in connection with new licensing and enforcement programs commenced since the end of the prior year period, and an increase in legal expenses related to certain of our ongoing licensing and enforcement actions that are further along in the litigation process.  We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with our current and future patent acquisition, development, licensing and enforcement activities.

Research, Consulting and Other Expenses - Patents.  Research, consulting and other expenses include third-party licensing and enforcement related research, development, consulting, and patent maintenance costs incurred in connection with the licensing and enforcement of patent portfolios.  These costs fluctuate period to period based on patent-related licensing and enforcement activities in each period.  The increase during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, is primarily due to expenses incurred in connection with new patent-related licensing and enforcement programs commenced since the end of the prior year period.  Research, consulting and other expenses decreased slightly during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, due to normal fluctuations in related licensing and enforcement activities.  We expect patent-related research, consulting and other expenses to continue to fluctuate period to period based on the factors summarized above, in connection with our current and future patent-related licensing and enforcement activities.

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses include employee compensation and related personnel costs, including non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, business development related research and consulting costs, public relations, marketing, stock administration and other corporate costs.

A summary of the main drivers of the change in marketing, general and administrative expenses, including the impact of non-cash stock compensation charges, for the periods presented, is as follows (in thousands):

	For the Three Months	For the Six Months
	Ended June 30,	Ended June 30,
	2009 vs. 2008	2009 vs. 2008

Net increase (reduction) of licensing, business development and engineering personnel	$40	$(35)
One time employee severance charges	(231)	(68)
Corporate, general and administrative costs	347	(101)
Business development related research and consulting costs	285	308
Non-cash stock compensation expense	243	333

Other

As a result of the analysis of certain auction rate securities collateralized by student loan portfolios, as described at Note 7 to the Consolidated Financial Statements included in this report, we recorded an other-than-temporary loss of $263,000 in the accompanying statement of operations for the six months ended June 30, 2008.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to June 30, 2008, we recorded a realized gain totaling $23,000, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of June 30, 2009, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $240,000.

As a result of the analysis of certain auction rate securities issued by high credit quality closed-end investment companies, as described at Note 7 to the Consolidated Financial Statements included in this report, we recorded an other-than-temporary loss on auction rate securities issued by high credit quality closed-end investment companies of $236,000 in the statement of operations for the three months ended December 31, 2008.  As a result of partial redemptions at par on certain of these auction rate securities during the six months ended June 30, 2009, we recorded a realized gain totaling $24,000, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of June 30, 2009, the net other-than-temporary loss on auction rate securities issued by high credit quality closed-end investment companies totaled $212,000.

Inflation

Inflation has not had a significant impact on us.

Liquidity and Capital Resources

Our consolidated cash and cash equivalents and investments totaled $59.2 million at June 30, 2009, compared to $51.5 million at December 31, 2008. Working capital at June 30, 2009 was $44.6 million, compared to $42.6 million at December 31, 2008.

The net increase in cash and cash equivalents related to operations for the periods presented was comprised of the following (in thousands):

	For the Six Months Ended
	June 30, 2009	June 30, 2008

Net cash provided by (used in):
Operating activities	$9,187	$(3,880)
Investing activities	(285)	4,330
Financing activities	(1,058)	142

Cash Flows from Operating Activities.  Cash receipts from licensees for the six months ended June 30, 2009 increased to $35.9 million, from $13.1 million in the comparable 2008 period.  Cash outflows from operations for the six months ended June 30, 2009 increased to $26.7 million, as compared to $17.0 million in the comparable 2008 period, due to the net increase in operating costs and expenses, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.  Accounts receivable decreased to $2.5 million at June 30, 2009, compared to $7.4 million at December 31, 2008.

Cash Flows from Investing Activities. The change in net cash flows used in investing activities was primarily due to net purchases and sales of available-for-sale investments in connection with ongoing short-term cash management activities during the periods presented.  Net cash outflows from investing activities for the six months ended June 30, 2009 also included patent-related acquisition costs totaling $412,000, as compared to $1,659,000 in the comparable 2008 period.

Cash Flows from Continuing Financing Activities.  In May 2009, our board of directors approved a restricted stock vesting net issuance program.  Under the program, upon the vesting of unvested shares of restricted common stock, we withheld from fully vested shares of common stock otherwise deliverable to any employee-participant in our equity compensation programs, a number of whole shares of common stock having a fair market value (as determined by us as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of ours in connection with the vesting of such shares.  Of a total of 560,767 shares of restricted stock vesting in June 2009, 168,536 shares of common stock were withheld by the Company, in satisfaction of $1,058,000 in required withholding tax liability.  Net cash flows provided by financing activities during the six months ended June 30, 2008 included proceeds from the exercise of common stock options totaling $142,000.

Our management believes that the cash and cash equivalent balances, investments, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet our cash requirements through at least August 2010 and for the foreseeable future. We may however encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” beginning on page 6 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009. Any efforts to seek additional funding could be made through equity, debt or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. Recently, the volatility and disruption have reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2009.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists our material known future cash commitments as of June 30, 2009:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$2,476	$389	$1,923	$164	$-
Total contractual obligations	$2,476	$389	$1,923	$164	$-

FIN 48 Liability.  As of June 30, 2009, the liability for uncertain tax positions, associated primarily with state income taxes, was $75,000, of which none is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in the consolidated balance sheets.

Recent Accounting Pronouncements

Refer to Note 2 and Note 10 to the Consolidated Financial Statements included in this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2009, our investments were comprised of money market funds and auction rate securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of June 30, 2009.  Refer to “Liquidity and Capital Resources” and Note 7 to the Consolidated Financial Statements included in this report for additional information.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Control Over Financial Reporting

(a) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2009) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on May 19, 2009 in Newport Beach, California.

(i) At the annual meeting, the following persons were elected to serve as directors for a three-year term expiring at the 2012 annual meeting of stockholders based on the voting results below:

Name	For	Withheld
Paul R. Ryan	24,252,887	2,019,902
G. Louis Graziadio, III	25,250,483	1,022,306

The following persons’ terms as directors continued after the annual meeting and will expire at the 2010 annual meeting of stockholders:  Robert L. Harris, II, and Fred A. deBoom.

The following persons’ terms as directors continued after the annual meeting and will expire at the 2011 annual meeting of stockholders:  Edward W. Frykman, and William S. Anderson.

(ii) The stockholders also ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.  The voting results were as follows:

For	Against	Abstain
25,823,409	432,561	16,819

Item 6.  EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
___________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By:	/s/ Paul R. Ryan
Paul R. Ryan
Chief Executive Officer

By:	/s/ Clayton J. Haynes
Clayton J. Haynes
Chief Financial Officer and Treasurer

Date:   August 4, 2009

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