Form 10-Q
period 2009-09-30
ACACIA RESEARCH CORP
filed 2009-11-04
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 3, 2009, 31,852,066 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

ACACIA RESEARCH CORPORATION

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$42,800	$48,279
Accounts receivable	6,535	7,436
Deferred royalties and contingent legal fees	2,398	-
Prepaid expenses and other current assets	1,512	1,255
Total current assets	53,245	56,970

Property and equipment, net of accumulated depreciation	186	221
Patents, net of accumulated amortization	18,211	12,419
Investments - noncurrent	2,484	3,239
Other assets	1,948	225
	$76,074	$73,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$5,766	$3,240
Royalties and contingent legal fees payable	8,733	10,770
Deferred revenues	4,580	318
Total current liabilities	19,079	14,328

Deferred revenues, net of current portion	2,402	-
Other liabilities	246	199
Total liabilities	21,727	14,527

Commitments and contingencies (Note 6)

Stockholders' equity:
Acacia Research Corporation stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000
shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 31,839,066 and 30,884,994 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	32	31
Additional paid-in capital	172,018	167,468
Accumulated deficit	(118,732)	(108,952)
Total Acacia Research Corporation stockholders' equity	53,318	58,547

Noncontrolling interests in operating subsidiary	1,029	-
Total stockholders' equity	54,347	58,547

	$76,074	$73,074

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

License fee revenues	$12,831	$13,796	$40,512	$29,960

Operating costs and expenses:
Cost of revenues:
Inventor royalties	3,010	4,329	8,890	8,596
Contingent legal fees	3,470	3,934	9,890	8,503
Legal expenses - patents	3,536	1,110	7,000	3,111
Research, consulting and other expenses - patents	404	444	1,350	1,555
Amortization of patents	1,245	1,152	3,370	3,731
Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,472 and $5,573 for the three and nine months ended September 30, 2009, respectively and $1,949 and $5,716 for the three and nine months ended September 30, 2008, respectively)	5,089	5,464	17,076	17,014
Total operating costs and expenses	16,754	16,433	47,576	42,510
Operating loss	(3,923)	(2,637)	(7,064)	(12,550)

Other income (expense):
Interest income	23	242	122	935
Gain on foreign currency translation	-	-	201	-
Gain (loss) on investments	201	13	235	(250)
Total other income	224	255	558	685
Loss from operations before provision for income taxes	(3,699)	(2,382)	(6,506)	(11,865)

Provision for income taxes	(47)	(38)	(124)	(85)
Net loss including noncontrolling interests in operating subsidiary	(3,746)	(2,420)	(6,630)	(11,950)

Net income attributable to noncontrolling interests in operating subsidiary	(1,029)	-	(3,150)	-
Net loss attributable to Acacia Research Corporation	$(4,775)	$(2,420)	$(9,780)	$(11,950)

Net loss per common share attributable to Acacia Research Corporation:
Basic and diluted net loss per share	$(0.16)	$(0.08)	$(0.33)	$(0.41)

Weighted average number of shares outstanding, basic and diluted	30,071,492	29,553,609	29,818,956	29,365,035

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss including noncontrolling interests in operating subsidiary	$(6,630)	$(11,950)
Adjustments to reconcile net loss including noncontrolling interests in operating subsidiary to net cash provided by (used in) operating activities :
Depreciation and amortization	3,465	3,830
Non-cash stock compensation	5,573	5,716
(Gain) loss on investments	(235)	250
Other	-	6
Changes in assets and liabilities:
Accounts receivable	901	(9,057)
Prepaid expenses, deferred fees and other assets	(4,378)	11
Accounts payable and accrued expenses	2,573	(19)
Royalties and contingent legal fees payable	(2,037)	6,901
Deferred revenues	6,664	135
Net cash provided by (used in) operating activities from continuing operations	5,896	(4,177)
Net cash provided by operating activities from discontinued operations	-	2
Net cash provided by (used in) operating activities	5,896	(4,175)

Cash flows from investing activities:
Purchase of property and equipment	(60)	(28)
Purchase of available-for-sale investments	-	(265)
Sale of available-for-sale investments	990	6,328
Patent acquisition costs	(9,162)	(1,759)
Net cash provided by (used in) investing activities	(8,232)	4,276

Cash flows from financing activities:
Distributions of noncontrolling interests in operating subsidiary	(2,121)	-
Repurchased restricted common stock	(1,107)	-
Proceeds from the exercise of stock options	85	142
Net cash provided by (used in) financing activities	(3,143)	142

Increase (decrease) in cash and cash equivalents	(5,479)	243

Cash and cash equivalents, beginning	48,279	40,467

Cash and cash equivalents, ending	$42,800	$40,710

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

Acacia’s operating subsidiaries acquire, develop, license and enforce patented technologies.  Acacia’s operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that such operating subsidiaries own or control.  Acacia’s operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia’s operating subsidiaries own or control the rights to over 125 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

Basis of Presentation.  The accompanying Consolidated Financial Statements include the accounts of Acacia and its wholly and majority-owned operating subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Effective January 1, 2009, Acacia adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”), on a prospective basis.  ASC Topic 810 establishes accounting and reporting standards requiring the identification of and distinction between ownership interests in subsidiaries held by the parent and ownership interests in subsidiaries held by the noncontrolling interest owners. ASC Topic 810 requires the noncontrolling interests in Acacia’s majority-owned operating subsidiary to be separately presented as a component of stockholders’ equity on the consolidated statement of financial position for the applicable periods presented.  In addition, ASC Topic 810 requires that consolidated net income or loss be adjusted to include the net income or loss attributed to the noncontrolling interests in the majority-owned operating subsidiary on the consolidated statements of operations for the applicable periods presented.  Refer to the accompanying consolidated balance sheet for noncontrolling interests in Acacia’s majority-owned operating subsidiary as of September 30, 2009 and the accompany consolidated statements of operation for the three and nine months ended September 30, 2009 for the net income attributable to noncontrolling interests in Acacia’s majority-owned operating subsidiary.

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

The Consolidated Financial Statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s financial position as of September 30, 2009, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.  Subsequent events were evaluated for disclosure in these financial statements through November 2, 2009.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cost of Revenues.  Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third parties and the amortization of patent-related acquisition costs.  These costs are included under the caption “Cost of revenues” in the accompanying consolidated statements of operations.  Refer to Note 6 for additional information regarding inventor royalties expenses and contingent legal fee expenses.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reclassifications.  Certain operating costs and expenses previously reported for the three and nine months ended September 30, 2008 have been reclassified to conform with the current period presentation.

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

Concentrations. Two licensees individually accounted for 25% and 23% of license fee revenues recognized during the three months ended September 30, 2009, and one licensee individually accounted for 12% of license fee revenues recognized during the nine months ended September 30, 2009.  Two licensees individually accounted for 43% and 11% of license fee revenues recognized during the three months ended September 30, 2008, and one licensee individually accounted for 20% of license fee revenues recognized during the nine months ended September 30, 2008. Two licensees individually represented approximately 61% and 15% of accounts receivable at September 30, 2009. Three licensees individually represented approximately 27%, 24% and 19% of accounts receivable at December 31, 2008.

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

Fair Value Measurements.  Effective January 1, 2008, Acacia adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”).  ASC Topic 820 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  The adoption of ASC Topic 820 did not have a material impact on Acacia’s consolidated financial position, results of operations and cash flows.

ASC Topic 820 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.  ASC Topic 820 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

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

ASC Topic 820 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.  Refer to Note 7 to these Consolidated Financial Statements for information on the estimation of fair value for auction rate securities held as of September 30, 2009.

Impairment of Marketable Securities. Acacia reviews impairments associated with its investments in marketable securities, if any, to determine the classification of any impairment as “temporary” or “other-than-temporary.”   For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in the consolidated statements of operations.  An impairment is deemed other than temporary unless (a) Acacia has the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time. Any recovery in fair value is not recorded in earnings until the security is sold or otherwise disposed of.  Refer to Note 7 to these Consolidated Financial Statements for disclosures regarding investments in auction rate securities.

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

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted loss per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Basic and diluted weighted-average number of common shares outstanding	30,071,492	29,553,609	29,818,956	29,365,035

All outstanding stock options, nonvested restricted stock and restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	5,341,165	6,054,677	5,341,165	6,054,677

4.  PATENTS

Acacia’s only identifiable intangible assets at September 30, 2009 and December 31, 2008, are patents and patent rights.  Patent-related accumulated amortization totaled $24,543,000 and $21,173,000 as of September 30, 2009 and December 31, 2008, respectively.

Acacia’s patents and patent rights have remaining estimated economic useful lives ranging from one to seven years.  The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is five years.  Annual aggregate amortization expense is estimated to be $1,255,000 for the remainder of 2009, $4,853,000 in 2010, $3,951,000 in 2011, $2,247,000 in 2012 and $2,013,000 in 2013.  At September 30, 2009 and December 31, 2008, all acquired intangible assets were subject to amortization.

For the nine months ended September 30, 2009 and 2008, Acacia incurred patent / patent rights acquisition costs totaling $9,162,000 and $1,759,000, respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately one to seven years.

5.  DEFERRED REVENUES AND RELATED ROYALTIES AND CONTINGENT LEGAL FEES

Deferred license fee revenues, representing upfront license fee payments received or receivable from licensees at the beginning of the contractual license term, which are deferred and amortized in the statements of operations as license fee revenues on a straight-line basis over the applicable license term, totaled $6,982,000 at September 30, 2009, compared to $318,000 at December 31, 2008.  Related deferred royalties and contingent legal fees expense, which are also amortized in the statement of operations on a straight-line basis over the applicable license term, totaled $3,811,000 at September 30, 2009.  The noncurrent portion of deferred royalties and contingent legal fees, totaling $1,413,000 is included in “Other assets – noncurrent.”

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

Acacia’s operating subsidiaries may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law in connection with their licensing and enforcement activities.  These law firms may be retained on a contingent fee basis whereby such law firms are paid on a scaled percentage of any negotiated license fees, settlements or judgments awarded based on how and when the license fees, settlements or judgments are obtained.  In instances where there are no recoveries from potential infringers (i.e. license fees), no contingent legal fees are paid; however, Acacia’s operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.  Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the consolidated balance sheets.

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

7.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of September 30, 2009, Acacia held investment grade auction rate securities with a par value totaling $2,735,000. Acacia’s auction rate securities primarily consist of auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program, and high credit quality securities issued by closed-end investment companies.  Auction rate securities are classified as available-for-sale securities and reflected at fair value.

Historically, Acacia’s auction rate securities were recorded at cost, which approximated their fair market value due to their variable interest rates, which typically reset every 7 to 35 days, despite the long-term nature of their stated contractual maturities.  The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment.  If there is an imbalance between buyers and sellers, the risk of a failed auction exists.  Due to current liquidity issues in the global credit and capital markets, these securities have continued to experience failed auctions since February 2008.  In the event of a failed auction, the auction rate securities continue to pay interest at the maximum contractual rate in accordance with their terms; however, Acacia may not be able to access the par value of the invested funds until a future auction of these investments is successful, the security is called by the issuer, or a buyer is found outside of the auction process.

As a result of failed auctions, there are no reliable current observable market prices available for these auction rate securities for purposes of establishing fair market value as of September 30, 2009.  As a result, the fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of September 30, 2009.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to Acacia’s auction rate securities was also considered when possible.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2009, the par value of auction rate securities collateralized by student loan portfolios totaled $2,685,000.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, Acacia has classified these investments as noncurrent in the accompanying consolidated balance sheets.  Further, as a result of the analysis described above, Acacia recorded an other-than-temporary loss of $263,000 in the statement of operations for the three months ended June 30, 2008.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to June 30, 2008, Acacia recorded realized gains totaling $26,000, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of September 30, 2009, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $237,000.

At September 30, 2009, the par value of auction rate securities issued by high credit quality closed-end investment companies totaled $50,000.  Acacia recorded an other-than-temporary loss on auction rate securities issued by high credit quality closed-end investment companies of $236,000 in the statement of operations for the three months ended December 31, 2008.  As a result of partial redemptions at par on certain of these auction rate securities during the nine months ended September 30, 2009, Acacia recorded realized gains totaling $222,000, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of September 30, 2009, the net other-than-temporary loss on auction rate securities issued by high credit quality closed-end investment companies totaled $14,000.  The issuer of the remaining closed-end investment security held by us as of September 30, 2009, with a par value of $50,000, has announced the finalization of plans to redeem the remaining outstanding auction rate security at par.

Assets measured at fair value on a recurring basis at September 30, 2009 were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Balance at September 30,	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Auction rate securities	$2,484	-	-	$2,484

As a result of a change in market conditions, during the first quarter of 2008 Acacia modified the valuation methodology for auction rate securities to include consideration of the factors discussed above and reference to a discounted cash flow analysis.  Accordingly, these securities changed from Level 1 to Level 3 within the hierarchy prescribed by ASC Topic 820 since the initial adoption on January 1, 2008.

The following table presents the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the interim periods presented (in thousands):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Auction rate securities:
Beginning balance as of July 1 and January 1, respectively	$3,123	$4,687	$3,239	$-
Transfers to Level 3	-	-	-	6,000
Total gains or (losses) (realized or unrealized):
Included in earnings – other income (expense)	201	13	235	(250)
Settlements	(840)	(50)	(990)	(1,100)
Ending balance as of September 30	$2,484	$4,650	$2,484	$4,650

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.  REPURCHASE OF RESTRICTED COMMON STOCK

In May 2009, Acacia’s board of directors approved a restricted stock vesting net issuance program.  Under the program, upon the vesting of unvested shares of restricted common stock, Acacia withheld from fully vested shares of common stock otherwise deliverable to any employee-participant in Acacia’s equity compensation programs, a number of whole shares of common stock having a fair market value (as determined by Acacia as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of Acacia in connection with the vesting of such shares.  Of a total of 580,600 shares of restricted stock vested in June through September 2009, 174,628 shares of common stock were withheld by Acacia, in satisfaction of $1,107,000 in required withholding tax liability.

9.  COMPREHENSIVE LOSS

Total comprehensive loss attributable to Acacia Research Corporation is as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net loss including noncontrolling interests in operating subsidiary	$(3,746)	$(2,420)	$(6,630)	$(11,950)

Other comprehensive income:
Unrealized gain on short-term investments	-	2	-	3
Total comprehensive loss before noncontrolling interests in operating subsidiary	(3,746)	(2,418)	(6,630)	(11,947)

Net income attributable to noncontrolling interests in operating subsidiary	(1,029)	-	(3,150)	-
Comprehensive loss	$(4,775)	$(2,418)	$(9,780)	$(11,947)

10.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements.  The new guidance states that if vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method.  The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011.  Early adoption is allowed.  We are currently evaluating the impact of this accounting guidance on Acacia’s Consolidated Financial Statements.

In October 2009, the FASB issued new accounting guidance related to certain revenue arrangements that include software elements.  Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance.  This guidance often delayed revenue recognition for the delivery of the tangible product.  Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance.  The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted.  The adoption of this accounting guidance will not have an impact on Acacia’s Consolidated Financial Statements.

During the third quarter of 2009, Acacia adopted the new Accounting Standards Codification (ASC) as issued by the FASB.  The ASC has become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  The ASC is not intended to change or alter existing U.S. generally accepted accounting principles.  The adoption of the ASC did not have a material impact on Acacia’s Consolidated Financial Statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value.”  This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available.  This update is effective for interim periods beginning after August 28, 2009.  Acacia does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In June 2009, the FASB issued new accounting guidance related to accounting for transfers of financial assets.  The new guidance changes the accounting for securitizations and special-purpose entities and enhances disclosure requirements related to the transfers of financial assets, including securitization transactions, and the continuing risk exposures related to transferred financial assets.  The new guidance also modifies the criteria which determines whether an entity should be consolidated.  The accounting guidance will be effective for fiscal years beginning after November 15, 2009.  Acacia is currently evaluating the impact the adoption of these standards will have on its Consolidated Financial Statements and related disclosures.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE.  The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements.  The guidance is applicable to all new and existing VIEs.  The provisions of this new accounting guidance is effective for interim and annual reporting periods ending after November 15, 2009 and will become effective for us beginning in the first quarter of 2010.  Acacia does not expect the adoption of this accounting guidance to have a material impact on its Consolidated Financial Statements and related disclosures.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 650 license agreements executed to date, across 56 of our technology license programs. On a consolidated basis, our operating subsidiaries own or control the rights to over 125 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

Overview

Our operating activities during the three and nine months ended September 30, 2009 and 2008 were principally focused on the continued development, licensing and enforcement of the patent portfolios owned or controlled by our operating subsidiaries, including the continued pursuit of multiple ongoing technology licensing and enforcement  programs and the commencement of new technology licensing and enforcement programs.  In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to partner with patent owners and continue our unique intellectual property licensing, development and enforcement activities.

License fee revenues recognized for the three months ended September 30, 2009 totaled $12.8 million, as compared to $13.8 million for the three months ended September 30, 2008.  License fee revenues recognized for the nine months ended September 30, 2009 totaled $40.5 million, as compared to $30.0 million for the nine months ended September 30, 2008.

Revenues for the three and nine months ended September 30, 2009 included license fees from 36 and 85, respectively, new licensing agreements covering 18 and 25, respectively, of our technology licensing and enforcement programs.  During the nine months ended September 30, 2009 and 2008, on a consolidated basis, our operating subsidiaries generated licensing revenues from 8 and 15 new technology licensing and enforcement programs, respectively.  Revenues for the three and nine months ended September 30, 2008 included license fees from 20 and 60, respectively, new licensing agreements covering 18 and 24, respectively, of our technology licensing and enforcement programs. As of September 30, 2009, we have generated revenues from 56 technology licensing and enforcement programs, as compared to 48 programs as of December 31, 2008, and 43 programs as of September 30, 2008.

During the nine months ended September 30, 2009, we recorded initial license fee revenues from 8 new technology licensing programs, including our Database Access technology, Surgical Catheter technology, Encrypted Media & Playback Devices technology, Child-friendly Secure Mobile Phones technology, Heated Surgical Blades technology, Lighting Ballast technology, Microprocessor technology, and our Online Promotion technology.  Revenues for the nine months ended September 30, 2009 also included fees from the licensing of our DMT® technology, Telematics technology, Pop-up Internet Advertising technology,  Audio Communications Fraud Detection technology, Picture Archiving & Communication Systems technology, Projector technology, Rule Based Monitoring technology, Credit Card Fraud Protection technology, Remote Management of Imaging Devices technology, Vehicle Maintenance technology,  Medical Image Stabilization technology, Audio Video Enhancement & Synchronization technology, Location Based Services technology, eCommerce Pricing technology, High Quality Image Processing technology, Storage technology and Online Auction Guarantee technology.

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

We measure and assess the performance and growth of the patent licensing and enforcement business conducted by our operating subsidiaries based on consolidated license fee revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues totaled $58.8 million as of September 30, 2009, as compared to $59.7 million as of June 30, 2009, $51.8 million as of March 31, 2009, $48.2 million as of December 31, 2008, and $42.0 million as of September 30, 2008.

The consolidated net loss for the three and nine months ended September 30, 2009 was $4.8 million and $9.8 million, respectively,  as compared to $2.4 million and $12.0 million, respectively, for the three and nine months ended September 30, 2008.  Results for the three and nine months ended September 30, 2009 included non-cash charges totaling $2.7 million and $8.9 million, respectively, comprised of non-cash stock compensation charges of $1.5 million and $5.6 million, respectively and non-cash patent amortization charges of $1.2 million and $3.4 million, respectively.   Results for the three and nine months ended September 30, 2008 included non-cash charges of $3.1 million and $9.4 million, respectively, comprised of non-cash stock compensation charges of $1.9 million and $5.7 million, respectively, and non-cash patent amortization charges of $1.2 million and $3.7 million, respectively.

Marketing, general and administrative expenses, including non-cash stock compensation charges, for the three and nine months ended September 30, 2009 was $5.1 million and $17.1 million, respectively, as compared to $5.5 million and $17.0 million, respectively, for the three and nine months ended September 30, 2008. The decrease for the three month period was primarily due to a decrease in non-cash stock compensation charges resulting from a reduction in personnel since the end of the prior year period and a decrease in the average fair value of equity-based incentive awards expensed in the third quarter of 2009, as compared to the prior year period.  The decrease was partially offset by a minor increase in general and administrative expenses related to ongoing operations. The increase for the nine month period was due primarily to an increase in business development related research and consulting expenses, partially offset by a decrease in other corporate, general and administrative costs related to ongoing operations and a decrease in noncash stock compensation charges resulting from a reduction in personnel since the end of the prior year period and a decrease in the average fair value of equity-based incentive awards expensed during the nine months ended September 30, 2009, as compared to the prior year period.

In the aggregate, inventor royalties, net income attributable to noncontrolling interests in operating subsidiary and contingent legal fees expenses for the three months ended September 30, 2009 decreased by 9%, as compared to the prior year period, versus a decrease of 7% in related license fee revenues for the same periods, as discussed above. In the aggregate, inventor royalties, net income attributable to noncontrolling interests in operating subsidiary and contingent legal fees expenses for the nine months ended September 30, 2009 increased by 28%, as compared to the prior year period, versus an increase of 35% in related license fee revenues for the same periods, as discussed above.

Patent-related legal expenses for the three months ended September 30, 2009 and 2008 were $3.5 million and $1.1 million, respectively.  Patent-related legal expenses for the nine months ended September 30, 2009 and 2008 were $7.0 million and $3.1 million, respectively. Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activities associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.  Patent-related legal expenses for the three and nine months ended September 30, 2009 increased due to an increase in litigation support related out of pocket expenses, third party technical consulting expenses and professional expert expenses incurred in connection with our continued investment in certain of our licensing and enforcement programs with trial dates scheduled for late 2009 and early 2010, and a net increase in costs related to new licensing and enforcement programs commenced since the end of the prior year period.

We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

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

Investments in Patent Portfolios

During the three and nine months ended September 30, 2009, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions.  Patent portfolio acquisition costs for the three months ended September 30, 2009 totaled $8.8 million, as compared to $100,000 during the comparable 2008 period.  Patent portfolio acquisition costs for the nine months ended September 30, 2009 totaled $9.2 million, as compared to $1.8 million during the comparable 2008 period.  The total number of patents, associated U.S. applications and foreign counterparts per portfolio acquired during the three and nine months ended September 30, 2009 ranged from one to 59.  Several of the patent portfolios acquired in the third quarter of 2009 were acquired in connection with partnering arrangements executed with major technology companies, reflecting our continued identification of opportunities to partner not only with individual inventors and small to medium size technology companies, but also major well established technology companies with larger patent portfolios.

Of the $9.2 million in patent acquisition costs invested during the nine months ended September 30, 2009, we have a contractual guarantee to receive a minimum of $5.0 million in net proceeds, which significantly reduces the risk associated with these initial investments.  The majority of remaining acquisition costs incurred are subject to contractual provisions providing for higher percentage returns to our operating subsidiaries early on in the licensing and enforcement program until such initial upfront acquisition costs are fully recovered.

The higher level of acquisition costs incurred in the current quarter reflects our continued identification of opportunities to partner with major technology companies and exchange up front, advanced royalty payments to patent owners, for a reduced future inventor royalty percentage, resulting in the potential for higher returns on our investments in connection with future licensing and enforcement activities.

Acquisitions during the nine months ended September 30, 2009 included the acquisition of, or the acquisition of the rights to, 22 patent portfolios covering a variety of applications, including the following:

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

•
User Programmable Engine Control. This patented technology generally relates to the user interface for the engine control module (“ECM”) and offers control and calibration of the ECM including input and output parameters controlling engine performance.

•
Wireless LAN. This patented technology generally relates to wireless local area networking (“WLAN”) and includes communications architectures for use in spread spectrum systems. This technology can be used in equipment such as laptops, wireless routers, access points, handsets and other consumer electronics devices with WLAN capability.

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

•
Messaging. This patented technology generally relates to a communications messaging platform that notifies the user after receiving messages and enables the user to access the messages via a browser. The platform may receive messages in multiple formats, such as voice, text, or image.

•
Computer Architecture and Power Management. These patented technologies generally relate to computer architecture and power management. These technologies can be used in computers, servers, cell phones, game consoles, microprocessors and other electronic systems.

•	Records Management. This patented technology generally relates to enabling individuals in an enterprise to uniformly classify records.

•
Digital Video Enhancement. This patented technology generally relates to the enhancement of digital video images and has applications in a wide variety of consumer electronics products, such as TV’s, DVD/Blu-ray players, game consoles, smart phones and cameras, in reducing artifacts created during digital video encoding.

•	Biosensor. This patented technology generally relates to biosensors, such as those used in drug discovery.

•
Integrated Access. This patented technology includes the delivery of triple play (voice, video and data) services and can be used in installations that incorporate set top boxes and/or voice/data gateways.

•
Mobile Computer Synchronization.  The patent portfolio includes patents relating to the synchronization of data between mobile and fixed computer systems. This technology may be used to keep email, contacts, calendar information and other data synchronized between mobile devices (such as PDA’s and smart phones) and servers or desktop computers.

As of September 30, 2009, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

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

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Net Loss Attributable to Acacia Research Corporation (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net loss attributable to Acacia Research Corporation	$(4,775)	$(2,420)	$(9,780)	$(11,950)

The changes in net loss were primarily due to the operating results and activities for the periods presented as discussed below.

Revenue (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

License fees	$12,831	$13,796	$40,512	$29,960

License Fees.  Revenues for the three months ended September 30, 2009 included license fees from 36 new licensing agreements covering 18 of our technology licensing and enforcement programs, as compared to 20 new licensing agreements covering 18 of our technology licensing and enforcement programs during the three months ended September 30, 2008.  Two licensees accounted for 25% and 23% of license fee revenues recognized during the three months ended September 30, 2009, and two licensees accounted for 43% and 11% of license fee revenues recognized during the three months ended September 30, 2008.

Revenues for the nine months ended September 30, 2009 included license fees from 85 new licensing agreements covering 25 of our technology licensing and enforcement programs, as compared to 60 new licensing agreements covering 24 of our technology licensing and enforcement programs during the nine months ended September 30, 2008.  One licensee accounted for 12% of license fee revenues recognized during the nine months ended September 30, 2009, and one licensee accounted for 20% of license fee revenues recognized during the nine months ended September 30, 2008.

The 7% decrease in license fee revenues for the three month periods presented was due to a decrease in the average revenue per license agreement executed during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, which was partially offset by an increase in the number of new licensing agreements executed during the same periods.  The 35% increase in license fee revenues for the nine month periods presented was due to an increase in the number of license agreements executed during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, which was partially offset by a decrease in the average revenue per license agreement executed during the same periods.  License fee revenues recognized by our operating subsidiaries fluctuate from period to period primarily based on the following factors:

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

Deferred license fee revenues, representing upfront license fee payments received or receivable from licensees at the beginning of the contractual license term, which are deferred and amortized in the statement of operations as license fee revenues on a straight-line basis over the applicable license term, increased to $7.0 million at September 30, 2009, compared to $318,000 at December 31, 2008.  Related deferred royalties and contingent legal fees expense, which are also amortized in the statements of operations on a straight-line basis over the applicable license term, totaled $3.8 million at September 30, 2009.  The noncurrent portion of deferred royalties and contingent legal fees, totaling $1,413,000 is included in “Other assets – noncurrent.”

Operating Costs and Expenses and Net Income Attributable to Noncontrolling Interests (In thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Cost of revenues:
Inventor royalties	$3,010	$4,329	$8,890	$8,596
Contingent legal fees	3,470	3,934	9,890	8,503
Legal expenses - patents	3,536	1,110	7,000	3,111
Research, consulting and other expenses	404	444	1,350	1,555
Amortization of patents	1,245	1,152	3,370	3,731
Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,472 and $5,573 for the three and nine months ended September 30, 2009, respectively and $1,949 and $5,716 for the three and nine months ended September 30, 2008, respectively)	5,089	5,464	17,076	17,014
Net income attributable to noncontrolling interests in operating subsidiary	1,029	-	3,150	-

Inventor Royalties, Net Income Attributable to Noncontrolling Interests in Operating Subsidiary and Contingent Legal Fees Expense.  Net income attributable to noncontrolling interests in operating subsidiary, represents the portion of net proceeds from the licensing and enforcement activities of our majority-owned operating subsidiary that are distributable to the operating subsidiary’s noncontrolling interest holders pursuant to the underlying operating agreement.  The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by our operating subsidiaries.  As such, inventor royalties, other payments to patent owners and contingent legal fees expenses fluctuate period to period, based on the amount of revenues recognized each period and the mix of specific patent portfolios with varying economic terms generating revenues each period.

In the aggregate, inventor royalties and noncontrolling interests in operating subsidiaries decreased 7% and increased 40%, respectively, during the three and nine months ended September 30, 2009, as compared to a 7% decrease and a 35% increase, respectively, in license fee revenues for the same periods.  Contingent legal fee expenses decreased 12% and increased 16%, respectively, during the three and nine months ended September 30, 2009, due to certain patent portfolios with lower contingent fee rates generating revenues during the three and nine months ended September 30, 2009, as compared to the patent portfolios generating revenues during the three and nine months ended September 30, 2008.

Legal Expense – Patents.  Patent-related legal expenses include patent-related prosecution and enforcement costs incurred by outside law firms engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis.  Patent-related legal expenses fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.  The net increase during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, is primarily due to an increase in litigation support related out of pocket expenses, third party technical consulting expenses and professional expert expenses incurred in connection with our continued investment in certain of our licensing and enforcement programs with trial dates scheduled for late 2009 and early 2010, and a net increase in costs related to new licensing and enforcement programs commenced since the end of the prior year period.  We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Research, Consulting and Other Expenses - Patents.  Research, consulting and other expenses include third-party licensing and enforcement related research, development, consulting, and patent maintenance costs incurred in connection with the licensing and enforcement of patent portfolios.  These costs fluctuate period to period based on patent-related licensing and enforcement activities in each period.  The decrease during the three and nine months ended September 30, 2009, as compared to the three and nine months ended September 30, 2008, is due to normal fluctuations in related licensing and enforcement activities.  We expect patent-related research, consulting and other expenses to continue to fluctuate period to period based on the factors summarized above, in connection with our current and future patent-related licensing and enforcement activities.

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

A summary of the main drivers of the change in marketing, general and administrative expenses, including the impact of non-cash stock compensation charges, for the periods presented, is as follows (in thousands):

	For the Three Months Ended September 30, 2009 vs. 2008	For the Nine Months Ended September 30, 2009 vs. 2008

Business development related research and consulting costs	153	461
One time employee severance charges	-	(68)
Corporate, general and administrative costs	(51)	(188)
Non-cash stock compensation expense	(477)	(143)

Other

As a result of the analysis of certain auction rate securities collateralized by student loan portfolios, as described at Note 7 to the Consolidated Financial Statements included in this report, we recorded an other-than-temporary loss of $263,000 in the accompanying statement of operations for the nine months ended September 30, 2008.  As of September 30, 2009, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $237,000.

As a result of the analysis of certain auction rate securities issued by high credit quality closed-end investment companies, as described at Note 7 to the Consolidated Financial Statements included in this report, we recorded an other-than-temporary loss on auction rate securities issued by high credit quality closed-end investment companies of $236,000 in the statement of operations for the three months ended December 31, 2008.  As of September 30, 2009, the net other-than-temporary loss on auction rate securities issued by high credit quality closed-end investment companies totaled $14,000.

As a result of partial redemptions at par on certain of these auction rate securities, we recorded realized gains totaling $201,000 and $235,000 for the three and nine months ended September 30, 2009, respectively, and $13,000 for the three and nine months ended September 30, 2008, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.

Inflation

Inflation has not had a significant impact on us.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents and investments, as well as cash generated from operations.  Our management believes that the cash and cash equivalent balances, investments, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet our cash requirements through at least November 2010 and for the foreseeable future. We may however encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” beginning on page 6 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 26, 2009. Any efforts to seek additional funding could be made through equity, debt or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. Recently, the volatility and disruption have reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

Cash and Investments

Our consolidated cash and cash equivalents and investments totaled $45.3 million at September 30, 2009, compared to $51.5 million at December 31, 2008.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Nine Months Ended
	September 30, 2009	September 30, 2008
Net cash provided by (used in):
Operating activities	$5,896	$(4,175)
Investing activities	(8,232)	4,276
Financing activities	(3,143)	142

Cash Flows from Operating Activities.  Cash receipts from licensees for the nine months ended September 30, 2009 increased to $48.1 million, from $21.0 million in the comparable 2008 period, due to an increase in license fee revenues for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, and cash collections related to the December 31, 2008 balance of accounts receivable from licensees during the nine months ended September 30, 2009.    Cash receipts from licensees for the nine months ended September 30, 2008 does not reflect $10.5 million in accounts receivable from licensees reflected in the September 30, 2008 balance sheet, the majority of which was received from licensees in the fourth quarter of 2008.

Cash outflows from operations for the nine months ended September 30, 2009 increased to $42.2 million, as compared to $25.2 million in the comparable 2008 period, due to the net increase in operating costs and expenses, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. The change in net cash flows used in investing activities was primarily due to patent portfolio acquisitions and net sales of available-for-sale investments in connection with ongoing short-term cash management activities during the periods presented.  Net cash outflows from investing activities for the nine months ended September 30, 2009 included patent-related acquisition costs totaling $9.2 million, as compared to $1.8 million in the comparable 2008 period.  Refer to the “Overview” section above for a discussion of patent acquisition activities for the periods presented.  Net sales of short-term investments for the nine months ended September 30, 2009 totaled $990,000, as compared to $6.1 million in the comparable 2008 period.

Cash Flows from Financing Activities.  In May 2009, our board of directors approved a restricted stock vesting net issuance program.  Under the program, upon the vesting of unvested shares of restricted common stock, we withheld from fully vested shares of common stock otherwise deliverable to any employee-participant in our equity compensation programs, a number of whole shares of common stock having a fair market value (as determined by us as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of ours in connection with the vesting of such shares.  Of a total of 580,600 shares of restricted stock vesting from June to September 2009, 174,628 shares of common stock were withheld by us, in satisfaction of $1,107,000 in required withholding tax liability.  Net cash flows provided by financing activities during the nine months ended September 30, 2009 included proceeds from the exercise of common stock options totaling $85,000 as compared to $142,000 in the comparable 2008 period.

Working Capital

The primary components of working capital are cash and cash equivalents, accounts receivable, prepaid expenses, the current portion of deferred costs, accounts payable, accrued expenses, royalties and contingent legal fees payable and the current portion of deferred revenues.  Working capital at September 30, 2009 was $34.2 million, compared to $42.6 million at December 31, 2008.  Refer to “Liquidity and Capital Resources - Cash and Investments” above for a discussion of the impact of activities related to cash and investments on working capital for the periods presented.

Consolidated accounts receivable from licensees decreased to $6.5 million at September 30, 2009, compared to $7.4 million at December 31, 2008.  $4.0 million of the September 30, 2009 balance in accounts receivable related to amounts recorded as deferred revenues at September 30, 2009.  Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with license agreements executed during the period, and the timing of cash receipts on accounts receivable balances recorded in previous periods.

Consolidated royalties and contingent legal fees payable decreased to $8.7 million at September 30, 2009, compared to $10.8 million at December 31, 2008.  Royalties and contingent legal fees payable balances fluctuate based on the magnitude and timing of the execution of related license agreements, the timing of cash receipts for the related license agreements, and the timing of payment of current and prior period royalties and contingent legal fees payable to inventor and outside attorneys, respectively.

The majority of accounts receivable from licensees at September 30, 2009 were collected or scheduled to be collected in the fourth quarter of 2009 and first quarter of 2010, in accordance with the terms of the related underlying license agreements.   The majority of royalties and contingent legal fees payable are scheduled to be paid in the fourth quarter of 2009 and first quarter of 2010, upon receipt by us of the related license fee payments from licensees, in accordance with the underlying contractual arrangements.

Accounts payable and accrued expenses increased to $5.8 million at September 30, 2009, from $3.2 million at December 31, 2008, due primarily to the increase in patent-related legal expenses and the related timing of payments to attorneys and other vendors.

Deferred license fee revenues, representing upfront license fee payments received or receivable from licensees at the beginning of the contractual license term, which are deferred and amortized in the statements of operations as license fee revenues on a straight-line basis over the applicable license term, increased to $7.0 million at September 30, 2009, compared to $318,000 at December 31, 2008.  $4.0 million of the September 30, 2009 balance of total consolidated deferred revenues related to amounts recorded as accounts receivable at September 30, 2009.  Deferred royalties and contingent legal fees expense, which are also amortized in the statements of operations on a straight-line basis over the applicable license term, totaled $3.8 million at September 30, 2009.  The noncurrent portion of deferred royalties and contingent legal fees, totaling $1.4 million is included in “Other assets – noncurrent.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2009.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists our material known future cash commitments as of September 30, 2009:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$2,242	$155	$1,923	$164	$-
Total contractual obligations	$2,242	$155	$1,923	$164	$-

FIN 48 Liability.  As of September 30, 2009, the liability for uncertain tax positions, associated primarily with state income taxes, was $75,000, of which none is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in the consolidated balance sheets.

Recent Accounting Pronouncements

Refer to Note 2 and Note 10 to the Consolidated Financial Statements included in this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2009, our investments were comprised of money market funds and auction rate securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of September 30, 2009.  Refer to “Liquidity and Capital Resources” and Note 7 to the Consolidated Financial Statements included in this report for additional information.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2009) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:   November 4, 2009

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