Form 10-K
period 2009-12-31
ACACIA RESEARCH CORP
filed 2010-02-26
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐  No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to the last sale price of such stock reported on The NASDAQ Global Market, as of June 30, 2009, was approximately $236,617,000. (All executive officers and directors of the registrant are considered affiliates.)

As of February 23, 2010, 33,148,984 shares of common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its Annual Meeting of Stockholders to be filed with the Commission within 120 days after the close of its fiscal year are incorporated by reference into Part III.

ACACIA RESEARCH CORPORATION
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

As used in this Annual Report on Form 10-K, “we,” “us” and “our” refer to Acacia Research Corporation and/or its wholly and majority-owned operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of our wholly owned operating subsidiaries.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 740 license agreements executed to date, across 60 of our technology license programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 140 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

Refer to Note 11 to our consolidated financial statements, included elsewhere herein, for information regarding presentation of the assets, liabilities, results of operations and cash flows for the CombiMatrix group as “Discontinued Operations,” for all periods presented, in accordance with guidance set forth in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 205-20 “Discontinued Operations,” or ASC Topic 205-20.

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

Other

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.  Our website address is www.acaciaresearch.com.  We make our filings with the Securities and Exchange Commission, or the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file these reports.  In addition, we post the following information on our website:

•	our corporate code of conduct, our code of conduct for our board of directors and our fraud policy; and

•	charters for our audit committee, nominating and corporate governance committee, disclosure committee and compensation committee.

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

BUSINESS OVERVIEW

Intellectual Property Licensing Business

Our operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 140 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.  Refer to “Patented Technologies” below for a partial summary of patent portfolios owned or controlled by certain of our operating subsidiaries.

We are a leader in patent licensing and our operating subsidiaries have established a proven track record of licensing success with more than 740 license agreements executed to date.  To date, on a consolidated basis, we have generated revenues from 60 of our technology licensing and enforcement programs.  Our professional staff includes in-house patent attorneys, licensing executives, engineers and business development executives.

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

Under U.S. law, an inventor or patent owner has the right to exclude others from making, selling or using their patented invention. Unfortunately, in the majority of cases, infringers are generally unwilling, at least initially, to negotiate or pay reasonable royalties for their unauthorized use of third-party patents and will typically fight any allegations of patent infringement.  Inventors and/or patent holders without sufficient financial or expert technical resources to bring legal action may lack credibility in dealing with unwilling licensees and as a result, are often blatantly ignored.

As a result of the common reluctance of patent infringers to negotiate and ultimately take a patent license for the use of third-party patented technologies without at least the threat of legal action, patent licensing and enforcement often begins with the filing of patent enforcement litigation.  However, the majority of patent infringement contentions settle out of court, based on the strength of the patent claims, validity, and persuasive evidence and clarity that the patent is being infringed.

We execute patent licensing arrangements with users of our patented technologies through willing licensing negotiations without the filing of patent infringement litigation, or through the negotiation of license and settlement arrangements in connection with the filing of patent infringement litigation.

Business Model and Strategy

Overview

The business model associated with the licensing and enforcement activities conducted by our operating subsidiaries is summarized in the following illustration:

Key Elements of Business Strategy

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

For years, many large companies have earned substantial revenue licensing patented technologies to third parties.  Other companies that do not have internal licensing resources and expertise may have continued to record the capitalized carrying value of their core and or non-essential intellectual property in their financial statements, without deriving income from their intellectual property or realizing the potential value of their intellectual property assets.  Securities and financial reporting regulations require these companies to periodically evaluate and potentially reduce or write-off these intellectual property assets if they are unable to substantiate these reported carrying values.

Our operating subsidiaries seek to enter into business agreements with owners of intellectual property that do not have experience or expertise in the areas of intellectual property licensing and enforcement or that do not possess the in-house resources to devote to intellectual property licensing and enforcement activities or that, for any number of strategic business reasons, desire to more efficiently and effectively outsource their intellectual property licensing and enforcement activities.

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

Patent Portfolio Evaluation.  The processes and procedures employed in connection with the evaluation of a specific patent portfolio for acquisition, licensing and enforcement are tailored and unique to each specific situation, and can vary widely, based on the specific facts and circumstances of a specific patent portfolio, technology, related industry and other factors.  Some of the key components of our processes and procedures may include:

•
Utilizing our staff of in-house intellectual property business development executives, patent attorneys, intellectual property licensing executives, and technology engineers to conduct our tailored patent acquisition and evaluation processes and procedures.  We may also leverage the expertise of external specialists and technology consultants.

•	Identifying emerging growth areas where patented technologies will play a vital role in connection with the manufacture or sale of products and services.
•	Identifying core, patented technologies that have been or are anticipated to be widely adopted by third parties in connection with the manufacture or sale of products and services.
•
Considering the impact of subtleties in the language of a patent, recorded interactions with the patent office, evaluating prior art and literature and considering the impact on the potential licensing and enforcement revenue that can be derived from a patent or patent portfolio.

•
Evaluating the strength of a patent portfolio, including consideration of the types of claims and the number of claims potentially infringed by third parties, before the decision is made to allocate resources to an acquisition or an effective licensing and enforcement effort.

•
Identifying and considering potential problem areas, if any, and determining whether potential problem areas can be overcome prior to acquiring a patent portfolio or launching an effective licensing program.

•
Identifying potential infringers, industries within which the potential infringers exist, longevity of the patented technology, and a variety of other factors that directly impact the magnitude and potential success of a licensing and enforcement program.

•	Purchase or Acquire the Rights to Patented Technologies

After evaluation, our operating subsidiaries may elect to purchase the patented technology, or acquire the exclusive right to license the patented technology in all or in specific fields of use.  In either case, the owner of the patent generally retains the rights to a portion of the net revenues generated from a patent portfolio’s licensing and enforcement program.  Our operating subsidiaries generally control the licensing and enforcement process and utilize experienced in-house personnel to reduce outside costs and to ensure that the necessary capital and expertise is allocated and deployed in an efficient and cost effective manner.

•	Successfully License and Enforce Patents with Significant Royalty Potential

As part of the patent evaluation process employed by our operating subsidiaries, significant consideration is also given to the identification of potential infringers, industries within which the potential infringers exist, longevity of the patented technology, and a variety of other factors that directly impact the magnitude and potential success of a licensing and enforcement program.  Our specialists are trained in evaluating potentially infringing technologies and in presenting the claims of our patents and demonstrating how they apply to companies we believe are using our technologies in their products or services.  These presentations can take place in a non-adversarial business setting, but can also occur through the litigation process, if necessary.  Ultimately, we execute patent licensing arrangements with users of our patented technologies through willing licensing negotiations without the filing of patent infringement litigation, or through the negotiation of license and settlement arrangements in connection with the filing of patent infringement litigation.

Patented Technologies

Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 140 patent portfolios, with patent expiration dates ranging from 2010 to 2029, and covering technologies used in a wide variety of industries, including the following:

•	Aligned Wafer Bonding	•	Enterprise Content Management	•	Optical Switching
•	Audio Communications Fraud Detection	•	Facilities Operation Management System	•	Parallel Processing with Shared Memory
•	Audio Storage and Retrieval System	•	File Locking in Shared Storage Networks	•	Peer to Peer Communications
•	Audio Video Enhancement & Synchronization	•	Flash Memory	•	Physical Access Control
•	Authorized Spending Accounts	•	Fluid Flow Control and Monitoring	•	Picture Archiving & Communication Systems
•	Automated Notification of Tax Return Status	•	Hearing Aid ECS	•	Pointing Device
•	Automated Tax Reporting	•	Heated Surgical Blades	•	Pop-Up Internet Advertising
•	Biosensor	•	High Performance Computer Architecture	•	Portable Credit Card Processing
•	Broadcast Data Retrieval	•	High Quality Image Processing	•	Portable Storage Devices with Links
•	Child-friendly Secure Mobile Phones	•	High Resolution Optics	•	Product Activation
•	Chip-Stacking	•	Image Resolution Enhancement	•	Projector
•	Color Correction for Video Graphics Systems	•	Improved Anti-Trap Safety Technology for Vehicles	•	Purifying Nucleic Acids
•	Compact Disk	•	Improved Commercial Print	•	Radio Communication with Graphics
•	Compiler	•	Improved Lighting	•	Records Management
•	Computer Architecture and Power Management	•	Improved Memory Manufacturing	•	Relational Database Access
•	Computer Graphics	•	Improved Printing	•	Remote Management of Imaging Devices
•	Computer Memory Cache Coherency	•	Information Portal Software	•	Remote Video Camera
•	Computer Simulations	•	Integrated Access	•	Resource Scheduling
•	Consumer Rewards	•	Interactive Content in a Cable Distribution System	•	Rule Based Monitoring
•	Continuous TV Viewer Measuring	•	Interactive Mapping	•	Shape Memory Alloys
•	Copy Protection	•	Internet Radio Advertising	•	Software Installation
•	Credit Card Fraud Protection	•	Interstitial Internet Advertising	•	Software License Management
•	Data Encryption	•	Intraluminal Device Technology	•	Spreadsheet Automation
•	Database Access	•	Laparoscopic Surgery	•	Storage Technology
•	Database Management	•	Laptop Connectivity	•	Surgical Catheter
•	Database Retrieval	•	Lighting Ballast	•	Telematics
•	Digital Newspaper Delivery	•	Location Based Services	•	Television Data Display
•	Digital Signal Processing Architecture	•	Manufacturing Data Transfer	•	Television Signal Scrambling
•	Digital Video Enhancement	•	Medical Image Manipulation	•	Text Auto-Completion
•	Digital Video Production	•	Medical Image Stabilization	•	User Programmable Engine Control
•	Distributed Data Management and Synchronization	•	Medical Monitoring	•	Vehicle Anti-Theft Parking Systems
•	DMT®	•	MEMS	•	Vehicle Maintenance
•	Document Generation	•	Messaging	•	Vehicle Occupant Sensing
•	Document Retrieval Using Global Word Co-Occurrence Patterns	•	Micromirror Digital Display	•	Videoconferencing
•	Dynamic Manufacturing Modeling	•	Microprocessor Enhancement	•	Virtual Computer Workspaces
•	Ecommerce Pricing	•	Microprocessor Memory Management	•	Virtual Server
•	Electronic Address List Management	•	Mobile Computer Synchronization	•	Website Crawling
•	Electronic Message Advertising	•	Multi-Dimensional Database Compression	•	Wireless Data
•	Electronic Securities Trading	•	Network Monitoring	•	Wireless Digital Messaging
•	Embedded Broadcast Data	•	Network Remote Access	•	Wireless LAN
•	Encrypted Media & Playback Devices	•	Online Ad Tracking	•	Workspace with Moving Viewpoint
•	Enhanced DRAM Architecture	•	Online Auction Guarantees
•	Enhanced Internet Navigation	•	Online Promotion

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

We also compete with venture capital firms, strategic corporate buyers and various industry leaders for technology acquisitions and licensing opportunities.  Many of these competitors may have more financial and human resources than our operating subsidiaries.  As we become more successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently rely upon to generate future revenue.

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

Employees

As of December 31, 2009, on a consolidated basis, we had 44 full-time employees.  Neither we nor any of our subsidiaries are a party to any collective bargaining agreement.  We consider our employee relations to be good.

Item 1A.  RISK FACTORS

An investment in our common stock involves a high degree risk.  Before making a decision to invest in shares of our common stock, you should carefully consider the following risk factors, as well as the other information contained in this annual report.  If any of the following risks actually occur, our business, financial condition, results of operations and prospectus could be materially adversely affected.  If this were to occur, the trading price of our common stock could decline significantly and you may lose all or part of your investment in our common stock.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of our wholly and majority-owned operating subsidiaries.

RISKS RELATED TO OUR BUSINESS

WE HAVE A HISTORY OF LOSSES AND WILL PROBABLY INCUR ADDITIONAL LOSSES IN THE FUTURE.

We have sustained substantial losses since our inception.  We may never become profitable, or if we do, we may never be able to sustain profitability.  As of December 31, 2009, our accumulated deficit was $120.2 million.  As of December 31, 2009, we had approximately $53.9 million in cash and cash equivalents along with investments and working capital of $36.0 million.   We expect to incur significant legal, marketing, general and administrative expenses. As a result, it is more likely than not that we will incur losses for the foreseeable future.  However, we believe our current cash and investments on hand will be sufficient to finance anticipated capital and operating requirements for at least the next twelve months.

IF WE, OR OUR SUBSIDIARIES, ENCOUNTER UNFORESEEN DIFFICULTIES AND CANNOT OBTAIN ADDITIONAL FUNDING ON FAVORABLE TERMS, OUR BUSINESS MAY SUFFER.

Our consolidated cash and cash equivalents along with investments totaled $53.9 million and $51.5 million at December 31, 2009 and 2008, respectively.  To date, we have relied primarily upon selling of equity securities and payments from our licensees to generate the funds needed to finance our operations and the operations of our operating subsidiaries.

We may encounter unforeseen difficulties in the future, including the outside influences identified below, that may deplete our capital resources more rapidly than anticipated. As a result, we and or our subsidiary companies may be required to obtain additional financing in the future through bank borrowings, debt or equity financings or otherwise. If we are required to raise additional capital in the future, such additional financing may not be available on favorable terms, or at all, or may be dilutive to our existing stockholders. If we fail to obtain additional capital as and when needed for our subsidiary companies and ourselves, such failure could have a material adverse impact on our business plans and business.

FAILURE TO EFFECTIVELY MANAGE OUR GROWTH COULD PLACE STRAINS ON OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES AND COULD ADVERSELY AFFECT OUR BUSINESS AND OPERATING RESULTS.

Our growth has placed, and is expected to continue to place, a strain on our managerial, operational and financial resources and systems. Further, as our subsidiary companies’ businesses grow, we will be required to manage multiple relationships. Any further growth by us or our subsidiary companies or an increase in the number of our strategic relationships may place additional strain on our managerial, operational and financial resources and systems. Although we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results will be materially harmed.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO EXPAND OUR ORGANIZATION TO MATCH THE GROWTH OF OUR SUBSIDIARIES.

As our operating subsidiaries grow, the administrative demands upon us and our operating subsidiaries will grow, and our success will depend upon our ability to meet those demands. These demands include increased accounting, management, legal services, staff support, and general office services. We may need to hire additional qualified personnel to meet these demands, the cost and quality of which is dependent in part upon market factors outside of our control. Further, we will need to effectively manage the training and growth of our staff to maintain an efficient and effective workforce, and our failure to do so could adversely affect our business and operating results.

OUR REVENUES WILL BE UNPREDICTABLE, AND THIS MAY HARM OUR FINANCIAL CONDITION.

From January 2005 to present, certain of our operating subsidiaries have continued to execute our business strategy of acquiring patent portfolios and accompanying patent rights.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 140 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.  These acquisitions continue to expand and diversify our revenue generating opportunities. We believe that our cash and cash equivalent balances, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet our cash requirements through at least March 2011, and for the foreseeable future.  However, due to the nature of our licensing business and uncertainties regarding the amount and timing of the receipt of license fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of our existing licensees and other factors, our revenues may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to be below market expectations and adversely affect the market price of our common stock.

OUR OPERATING SUBSIDIARIES DEPEND UPON RELATIONSHIPS WITH OTHERS TO PROVIDE TECHNOLOGY-BASED OPPORTUNITIES THAT CAN DEVELOP INTO PROFITABLE ROYALTY-BEARING LICENSES, AND IF THEY ARE UNABLE TO MAINTAIN AND GENERATE NEW RELATIONSHIPS, THEN THEY MAY NOT BE ABLE TO SUSTAIN EXISTING LEVELS OF REVENUE OR INCREASE REVENUE.

Neither we nor our operating subsidiaries invent new technologies or products but instead depend on the identification and acquisition of new patents and inventions through our relationships with inventors, universities, research institutions, and others.  If our operating subsidiaries are unable to maintain those relationships and continue to grow new relationships, then they may not be able to identify new technology-based opportunities for growth and sustainable revenue.

Our current or future relationships may not provide the volume or quality of technologies necessary to sustain our business.  In some cases, universities and other technology sources may compete against us as they seek to develop and commercialize technologies.  Universities may receive financing for basic research in exchange for the exclusive right to commercialize resulting inventions.  These and other strategies may reduce the number of technology sources and potential clients to whom we can market our services.  If we are unable to maintain current relationships and sources of technology or to secure new relationships and sources of technology, such inability may have a material adverse effect on our operating results and financial condition.

THE SUCCESS OF OUR OPERATING SUBSIDIARIES DEPENDS IN PART UPON THEIR ABILITY TO RETAIN THE BEST LEGAL COUNSEL TO REPRESENT THEM IN PATENT ENFORCEMENT LITIGATION.

The success of our licensing business depends upon our operating subsidiaries’ ability to retain the best legal counsel to prosecute patent infringement litigation. As our operating subsidiaries’ patent enforcement actions increase, it will become more difficult to find the best legal counsel to handle all of our cases because many of the best law firms may have a conflict of interest that prevents their representation of our subsidiaries.

OUR OPERATING SUBSIDIARIES, IN CERTAIN CIRCUMSTANCES, RELY ON REPRESENTATIONS, WARRANTIES AND OPINIONS MADE BY THIRD PARTIES, THAT IF DETERMINED TO BE FALSE OR INACCURATE, MAY EXPOSE US AND OUR OPERATING SUBSIDIARIES TO CERTAIN MATERIAL LIABILITIES.

From time to time, our operating subsidiaries may rely upon representations and warranties made by third parties from whom our operating subsidiaries acquired patents or the exclusive rights to license and enforce patents. We also may rely upon the opinions of purported experts.  In certain instances, we may not have the opportunity to independently investigate and verify the facts upon which such representations, warranties, and opinions are made. By relying on these representations, warranties and opinions, our operating subsidiaries may be exposed to liabilities in connection with the licensing and enforcement of certain patents and patent rights which could have a material adverse effect on our operating results and financial condition.

IN CONNECTION WITH PATENT ENFORCEMENT ACTIONS CONDUCTED BY CERTAIN OF OUR SUBSIDIARIES, A COURT MAY RULE THAT WE OR OUR SUBSIDIARIES HAVE VIOLATED CERTAIN STATUTORY, REGULATORY, FEDERAL, LOCAL OR GOVERNING RULES OR STANDARDS, WHICH MAY EXPOSE US AND OUR OPERATING SUBSIDIARIES TO CERTAIN MATERIAL LIABILITIES.

In connection with any of our patent enforcement actions, it is possible that a defendant may request and/or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if we or our operating subsidiaries are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results and our financial position.

OUR INVESTMENTS IN AUCTION RATE SECURITIES ARE SUBJECT TO RISKS, INCLUDING THE CONTINUED FAILURE OF FUTURE AUCTIONS, WHICH MAY CAUSE US TO INCUR LOSSES OR HAVE REDUCED LIQUIDITY.

At December 31, 2009, our investments in marketable securities included certain auction rate securities. Our auction rate securities are investment grade quality and were in compliance with our investment policy when purchased.  Historically, our auction rate securities were recorded at cost, which approximated their fair market value due to their variable interest rates, which typically reset every 7 to 35 days, despite the long-term nature of their stated contractual maturities.  The Dutch auction process that resets the applicable interest rate at predetermined calendar intervals is intended to provide liquidity to the holder of auction rate securities by matching buyers and sellers within a market context enabling the holder to gain immediate liquidity by selling such interests at par or rolling over their investment. If there is an imbalance between buyers and sellers the risk of a failed auction exists.  Due to recent liquidity issues in the global credit and capital markets, these securities experienced several failed auctions since February 2008.  In such case of a failure, the auction rate securities continue to pay interest, at the maximum rate, in accordance with their terms, however, we may not be able to access the par value of the invested funds until a future auction of these investments is successful, the security is called by the issuer or a buyer is found outside of the auction process.

At December 31, 2009, the par value of auction rate securities collateralized by student loan portfolios totaled $2.7 million.  As a result of the liquidity issues associated with the failed auctions, we estimate that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent in the accompanying December 31, 2009 consolidated balance sheet.  In addition, as a result of our analysis of the estimated fair value of our student loan collateralized instruments, as described at Note 7 to the consolidated financial statements included elsewhere herein, we have recorded an other-than-temporary loss of $296,000 and $263,000 for our student loan collateralized instruments in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively.

The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months, and at times, the volatility and disruption have reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers.  Given the deteriorating credit markets, and the sustained incidence of failure within the auction market since February 2008, we may be unable to liquidate a particular issue.  Furthermore, if these market conditions were to persist despite our ability to hold such investments until maturity, we may be required to record additional impairment charges in a future period.  The systemic failure of future auctions for auction rate securities may result in a loss of liquidity, substantial impairment to our investments, realization of substantial future losses, or a complete loss of the investment in the long-term which may have a material adverse effect on our business, results of operations, liquidity, and financial condition. Refer to Note 7 to our accompanying consolidated financial statements, included elsewhere herein, for additional information about our investments in auction rate securities.

RISKS RELATED TO OUR INDUSTRY

OUR EXPOSURE TO UNCONTROLLABLE OUTSIDE INFLUENCES, INCLUDING NEW LEGISLATION, COURT RULINGS OR ACTIONS BY THE UNITED STATES PATENT AND TRADEMARK OFFICE, COULD ADVERSELY AFFECT OUR LICENSING AND ENFORCEMENT BUSINESS AND RESULTS OF OPERATIONS.

Our licensing and enforcement business is subject to numerous risks from outside influences, including the following:

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

Our licensing business also competes with venture capital firms and various industry leaders for technology licensing opportunities.  Many of these competitors may have more financial and human resources than we do.  As we become more successful, we may find more companies entering the market for similar technology opportunities, which may reduce our market share in one or more technology industries that we currently rely upon to generate future revenue.

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

THE MARKETS SERVED BY OUR OPERATING SUBSIDIARIES ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, AND IF OUR OPERATING SUBSIDIARIES ARE UNABLE TO DEVELOP AND ACQUIRE NEW TECHNOLOGIES AND PATENTS, OUR ABILITY TO GENERATE REVENUES COULD BE SUBSTANTIALLY IMPAIRED.

The markets served by our operating subsidiaries’ licensees frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. Products for communications applications, high-speed computing applications, as well as other applications covered by our operating subsidiaries’ intellectual property, are based on continually evolving industry standards. Our ability to compete in the future will, however, depend on our ability to identify and ensure compliance with evolving industry standards. This will require our continued efforts and success in acquiring new patent portfolios with licensing and enforcement opportunities. While we expect for the foreseeable future to have sufficient liquidity and capital resources needed to maintain the level of acquisitions necessary to keep pace with these technological advances, outside influences may cause the need for greater liquidity and capital resources than expected, as described under the caption “Because our business operations are subject to many uncontrollable outside influences, we may not succeed” above. If we are unable to acquire new technologies and related patent portfolios, or to identify and ensure compliance with evolving industry standards, our ability to generate revenues could be substantially impaired and our business and financial condition could be materially harmed.

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

In addition, we have significant patent-related intangible assets recorded on our consolidated balance sheet. We will continue to evaluate the recoverability of the carrying amount of our patent-related intangible assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our consolidated financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result.

RISKS RELATED TO OUR COMMON STOCK

THE AVAILABILITY OF SHARES FOR SALE IN THE FUTURE COULD REDUCE THE MARKET PRICE OF OUR COMMON STOCK.

In the future, we may issue securities to raise cash for operations and acquisitions. We may also pay for interests in additional subsidiary companies by using shares of our common stock or a combination of cash and shares of our common stock. We may also issue securities convertible into our common stock. Any of these events may dilute stockholders’ ownership interests in our company and have an adverse impact on the price of our common stock.

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

Provisions of Delaware law and our certificate of incorporation and bylaws could make the acquisition of our company by means of a tender offer, proxy contest or otherwise, and the removal of incumbent officers and directors, more difficult. These provisions include:

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

Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

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

•	the specific terms and conditions of agreements executed in each period and the periods of infringement contemplated by the respective payments;

•	fluctuations in the total number of agreements executed;

•	fluctuations in the sales results or other royalty-per-unit activities of our licensees that impact the calculation of license fees due;

•	the timing of the receipt of periodic license fee payments and/or reports from licensees;

•	fluctuations in the net number of active licensees period to period;

•	costs related to acquisitions, alliances, licenses and other efforts to expand our operations;

•	the timing of payments under the terms of any customer or license agreements into which our operating subsidiaries may enter; and

•	expenses related to, and the timing and results of, patent filings and other enforcement proceedings relating to intellectual property rights, as more fully described in this section.

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

For example, the NASDAQ Computer Index had a range of $585.69 - $1,183.34 during the 52-weeks ended December 31, 2009 and the NASDAQ Composite Index had a range of $1,265.52 - $2,295.80 over the same period.  Over the same period, our common stock fluctuated within a range of $2.14 - $9.64.

The financial crisis affecting the banking system and financial markets and the current uncertainty in global economic conditions, which began in late 2007 and continued throughout 2009 and into 2010, have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in the credit, equity and fixed income markets. As noted above, our stock price, like many other stocks, has fluctuated significantly recently and if investors have concerns that our business, operating results and financial condition will be negatively impacted by a continuing worldwide economic downturn, our stock price could continue to fluctuate significantly in future periods.

In addition, we believe that fluctuations in our stock price during applicable periods can also be impacted by court rulings and or other developments in our patent licensing and enforcement actions. Court rulings in patent enforcement actions are often difficult to understand, even when favorable or neutral to the value of our patents and our overall business, and we believe that investors in the market may overreact, causing fluctuations in our stock prices that may not accurately reflect the impact of court rulings on our business operations and assets.

In the past, companies that have experienced volatility in the market price of their stock have been the objects of securities class action litigation. If our common stock was the object of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business and financial results.

WE DO NOT ANTICIPATE DECLARING ANY CASH DIVIDENDS ON OUR COMMON STOCK.

We have never declared or paid cash dividends on our common stock and do not plan to pay any cash dividends in the near future. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. If we do not pay dividends, our stock may be less valuable to you because a return on your investment will only occur if our stock price appreciates.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our corporate, administrative and operational headquarters are located in Newport Beach, California where we lease approximately 18,302 square feet of office space, under a lease agreement that expires in February 2012.  Certain of our operating subsidiaries also maintain additional leased office space in Frisco, Texas, Northbrook, Illinois, San Francisco, California, Atlanta, Georgia, San Diego, California, Brooklyn, New York and Santa Clara, California.  Presently, certain of our operating subsidiaries are seeking additional office facilities in Texas.  We believe that our facilities are adequate, suitable and of sufficient capacity to support our immediate needs.

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

Prior to the Split-Off Transaction.  Prior to the Split-Off Transaction described above, we had two classes of common stock outstanding, our Acacia Research-Acacia Technologies common stock and our Acacia Research-CombiMatrix common stock.  As a result of the Split-Off Transaction, all outstanding shares of Acacia Research-CombiMatrix common stock were redeemed, and all rights of holders of Acacia Research-CombiMatrix common stock ceased as of August 15, 2007.  As a result of the consummation of the Split-Off Transaction, our only class of common stock outstanding is our common stock.

The markets for securities such as our common stock have historically experienced significant price and volume fluctuations during certain periods. These broad market fluctuations and other factors, such as new product and technology developments, business or regulatory trends in our industry and the investment markets generally, as well as economic conditions and quarterly variations in the results of our licensing and enforcement activities and our results of operations, may adversely affect the market price of our common stock.

The high and low bid prices for our common stock as reported by The NASDAQ Global Market for the periods indicated are shown in the table below. Such prices are inter-dealer prices without retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	2009				2008
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

High	$9.64	$9.59	$7.90	$4.50	$3.18	$5.20	$6.70	$9.30
Low	$6.81	$6.77	$3.82	$2.14	$1.87	$2.98	$4.20	$4.58

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

	2005	2006	2007	2008	2009

Acacia Research Corporation common stock	$130	$252	$169	$57	$172
Nasdaq Composite Index	$101	$111	$122	$72	$104
Dow Jones U.S. Technology Index	$102	$105	$116	$134	$ 77

The graph covers the period from December 31, 2004 to December 31, 2009.  Cumulative total returns are calculated assuming that $100 was invested on December 31, 2004, in our common stock, in the NASDAQ Composite Index, and in the Dow Jones U.S. Technology Index, and that all dividends, if any, were reinvested.  Refer to our Dividend Policy below.  Stockholder returns over the indicated period should not be considered indicative of future stock prices or shareholder returns.

On February 23, 2010, there were approximately 120 owners of record of our common stock. The majority of the outstanding shares of our common stock are held by a nominee holder on behalf of an indeterminable number of ultimate beneficial owners.

Repurchase of Restricted Common Stock

In May 2009, our board of directors approved a restricted stock vesting net issuance program.  Under the program, upon the vesting of unvested shares of restricted common stock, we withhold from fully vested shares of common stock otherwise deliverable to any employee-participant in our equity compensation programs, a number of whole shares of common stock having a fair market value (as determined by us as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy our tax withholding obligations in connection with the vesting of such shares.  Of a total of 580,600  shares of restricted stock vested between June 2009 and September 2009, 174,628 shares of common stock were withheld by us, in satisfaction of $1.1 million in required withholding tax liability.  Additional repurchases under the net issuance program are not anticipated at this time.

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

Equity Compensation Plan Information

The following table provides information with respect to shares of our common stock issuable under our equity compensation plans as of December 31, 2009:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options	(b) Weighted-average exercise price of outstanding options	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2002 Acacia Technologies Stock Incentive Plan(1)	3,398,000	$5.38	1,350,000
2007 Acacia Technologies Stock Incentive Plan(2)	50,000	$16.01	542,000
Subtotal	3,448,000	$5.54	1,892,000
Equity compensation plans not approved by security holders(3)
	N/A	N/A	N/A
Total	3,448,000	$5.54	1,892,000

(1)
Our 2002 Acacia Technologies Stock Incentive Plan, as amended, or the 2002 Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants.  The 2002 Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards.  The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards.  The share reserve under the 2002 Plan automatically increases on the first trading day in January each calendar year by an amount equal to three percent (3%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 500,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed twenty million shares.  Column (a) excludes 1,093,000 in nonvested restricted stock awards and restricted stock units outstanding at December 31, 2009.  Refer to Note 12 to our consolidated financial statements included elsewhere herein.

(2)
Our 2007 Acacia Technologies Stock Incentive Plan, or the 2007 Plan, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants, and was approved by security holders on May 15, 2007.  The 2007 Plan does not segregate the number of securities remaining available for future issuance among stock options and other awards.  The shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards.  The initial share reserve under the 2007 Plan was 560,000 shares of our common stock. The share reserve under the 2007 Plan automatically increased on January 1, 2008 and 2009, by an amount equal to two percent (2%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year. After January 1, 2009, no new additional shares will be added to the 2007 Plan without security holder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2007 Plan).   Column (a) excludes 604,000 in nonvested restricted stock awards outstanding at December 31, 2009.  Refer to Note 12 to our consolidated financial statements included elsewhere herein.

(3)	We have not authorized the issuance of equity securities under any plan not approved by security holders.

Item 6.	SELECTED FINANCIAL DATA

The consolidated selected balance sheet data as of December 31, 2009 and 2008 and the consolidated selected statements of operations data for the years ended December 31, 2009, 2008 and 2007 set forth below have been derived from our audited consolidated financial statements included elsewhere herein, and should be read in conjunction with those financial statements (including notes thereto).  The consolidated selected balance sheet data as of December 31, 2007, 2006 and 2005 and the consolidated selected statements of operations data for the years ended December 31, 2006 and 2005 have been derived from unaudited consolidated financial statements not included herein, but which were previously filed with the SEC.

Consolidating Statements of Operations Data
(In thousands, except share and per share data)

	For the Years Ended December 31,
	2009	2008	2007	2006	2005

License fee revenues	$67,340	$48,227	$52,597	$34,825	$19,574
Inventor royalties and contingent legal fees expense - patents	31,618	27,424	29,224	17,159	11,331
Litigation and licensing expenses - patents	14,055	6,900	7,799	5,047	2,838
Amortization of patents	4,634	6,043	5,583	5,313	4,922
Marketing, general and administrative expenses (including non-cash stock compensation expense)	21,070	21,130	18,381	13,550	7,526
Research, consulting and other expenses - business development	1,689	933	886	306	201
Operating loss	(5,726)	(14,203)	(9,511)	(6,847)	(7,244)
Other income, net	302	570	2,359	1,524	1,071
Loss from continuing operations before provision for income taxes	(5,424)	(13,633)	(7,152)	(5,323)	(6,173)
Net loss from continuing operations including noncontrolling interests in operating subsidiary	(5,633)	(13,757)	(7,359)	(5,363)	(6,038)
Net income attributable to noncontrolling interests in operating subsidiary	(5,657)	-	-	-	-
Net loss from continuing operations attributable to Acacia Research Corporation	(11,290)	(13,757)	(7,359)	(5,363)	(6,038)
Discontinued operations - Split-off of CombiMatrix Corporation and other	-	-	(8,086)	(20,093)	(12,638)
Net loss	(11,290)	(13,757)	(15,445)	(25,456)	(18,676)

Loss per common share - basic and diluted:
Loss from continuing operations
Acacia Research Corporation common stock	$(0.38)	$(0.47)	$(0.26)	$(0.19)	$(0.23)
Discontinued operations - Split-off of CombiMatrix Corporation
Acacia Research - CombiMatrix stock	-	-	$(0.14)	$(0.49)	$(0.37)
Weighted average number of common and potential common shares used in computation of income (loss) per common share :
Acacia Research Corporation common stock:
Basic and diluted	29,914,801	29,423,998	28,503,314	27,547,651	26,630,732
Acacia Research - CombiMatrix stock:
Basic and diluted	-	-	55,862,707	40,605,038	33,678,603

Consolidating Balance Sheet Data
  (In thousands)

	At December 31,
	2009	2008	2007	2006	2005
Total assets:
Acacia Research Corporation	$78,256	$73,074	$71,051	$65,770	$68,893
Discontinued operations - Split-off of CombiMatrix Corporation	-	-	-	44,214	52,541
Eliminations	-	-	-	(380)	-
Total	$78,256	$73,074	$71,051	$109,604	$121,434
Total liabilities:
Acacia Research Corporation	$22,287	$14,527	$6,247	$4,276	$6,647
Discontinued operations - Split-off of CombiMatrix Corporation	-	-	-	11,399	7,443
Eliminations	-	-	-	(380)	-
Total	$22,287	$14,527	$6,247	$15,295	$14,090
Noncontrolling interests in operating subsidiary:
Acacia Research Corporation	$2,507	$-	$-	$-	$443
Discontinued operations - Split-off of CombiMatrix Corporation	-	-	-	-	4
Total	$2,507	$-	$-	$-	$447
Stockholders' equity:
Acacia Research Corporation	$53,462	$58,547	$64,804	$61,494	$61,803
Discontinued operations - Split-off of CombiMatrix Corporation	-	-	-	32,815	45,094
Total	$53,462	$58,547	$64,804	$94,309	$106,897

Factors Affecting Comparability:

•
During the fourth quarter of 2008, pursuant to the terms of the respective inventor agreements, our management elected to terminate our rights to exclusively license a patent portfolio.  As such, the economic useful life of the patent-related intangible asset was reduced, resulting in the acceleration $1,094,000 of amortization expense for the patent-related asset and an increase in amortization expense in 2008.

•
Effective January 1, 2006, we adopted the provisions of ASC Topic 718, “Compensation - Stock Compensation,” which sets forth the accounting requirements for “share-based” compensation payments to employees and non-employee directors and requires that compensation cost relating to share-based payment transactions be recognized in the statement of operations.  Refer to Note 2 and Note 12 to our consolidated financial statements included elsewhere herein, for additional information and a description of the impact of ASC Topic 718 on our consolidated statements of operations data presented above.  Non-cash stock compensation expense included in marketing, general and administrative expense was $7,065,000, $7,355,000, $5,908,000 and $3,946,000 in 2009, 2008, 2007 and 2006, respectively.

•	We recorded an other than temporary impairment loss of $47,000 and $486,000 on certain auction rate securities held as of December 31, 2009 and December 31, 2008, respectively.

•
As a result of the Split-Off Transaction, as discussed above, we disposed of our investment in CombiMatrix.  Refer to Note 11 to our consolidated financial statements, included elsewhere herein, for information regarding presentation of the assets, liabilities, results of operations and cash flows for the CombiMatrix group as “Discontinued Operations,” for all periods presented, in accordance with guidance set forth in ASC Topic 360.

•
Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” below for information regarding the change in accounting policy for term license agreements effective October 2009.

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

General

Our operating subsidiaries acquire, develop, license and enforce patented technologies.  Our operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies. We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 740 license agreements executed to date, across 60 of our technology license programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 140 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

The intellectual property acquisition, development, licensing and enforcement business conducted by our operating subsidiaries, is described more fully in Item 1, “Business,” of this report.

CombiMatrix Group Split-Off Transaction and Related Discontinued Operations. As discussed below under the caption “Discontinued Operations – Split-Off of CombiMatrix Corporation,” the CombiMatrix group, which was previously presented as a separate reportable segment, was split-off from us effective August 15, 2007.  As such, the historical results of operations for the CombiMatrix group in the accompanying consolidated financial statements are presented as part of our results from “Discontinued Operations” for the applicable historical periods presented.  Subsequent to the Split-Off Transaction, our only business is our intellectual property licensing business.

Overview

Our operating activities during 2009, 2008 and 2007 were principally focused on the continued development, licensing and enforcement of the patent portfolios owned or controlled by our operating subsidiaries, including the continued pursuit of multiple ongoing technology licensing and enforcement  programs and the commencement of new technology licensing and enforcement programs.  In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to partner with patent owners and continue our unique intellectual property licensing, development and enforcement activities.

We recognized license fee revenues of $67.3 million in 2009, a 40% increase compared to 2008 license fee revenues of $48.2 million, and a 28% increase compared to 2007 license fee revenues of $52.6 million.

Revenues for 2009 included license fees from 117 new licensing agreements covering 30 of our technology licensing and enforcement programs, as compared to 80 new licensing agreements covering 30 of our technology licensing and enforcement programs in 2008 and 91 new licensing agreements covering 16 of our technology licensing and enforcement programs in 2007.  On a consolidated basis, our operating subsidiaries generated licensing revenues from 12 new technology licensing and enforcement programs during 2009, as compared to 20 new programs in 2008 and 8 new programs in 2007.  As of December 31, 2009, we have generated revenues from 60 technology licensing and enforcement programs, as compared to 48 programs as of December 31, 2008 and 28 programs as of December 31, 2007.

During 2009, we recorded initial license fee revenues from 12 new technology licensing programs, including our Database Access technology, Surgical Catheter technology, Encrypted Media & Playback Devices technology, Child-friendly Secure Mobile Phones technology, Heated Surgical Blades technology, Lighting Ballast technology, High Performance Computer Architecture technology, Online Promotion technology, Multi-Dimensional Database Compression technology,  Document Generation technology, Internet Radio Advertising technology and our Virtual Server technology.  Revenues for 2009 also included fees from the licensing of our DMT® technology, Telematics technology, Pop-up Internet Advertising technology,  Audio Communications Fraud Detection technology, Picture Archiving & Communication Systems technology, Projector technology, Rule Based Monitoring technology, Credit Card Fraud Protection technology, Remote Management of Imaging Devices technology, Vehicle Maintenance technology,  Medical Image Stabilization technology, Audio Video Enhancement & Synchronization technology, Location Based Services technology, eCommerce Pricing technology, High Quality Image Processing technology, Authorized Spending Accounts technology, Storage technology and Online Auction Guarantee technology.

During 2008, we recorded initial license fee revenues for 20 of our technology licensing programs, including our Vehicle Anti-Theft Parking Systems technology, Online Auction Guarantee technology, Projector technology, Web Personalization technology, Vehicle Maintenance technology, Physical Access Control technology, High Resolution Optics technology, Software License Management technology, Authorized Spending Accounts technology, Picture Archiving & Communications System technology, Video Editing technology, Electronic Message Advertising technology, Remote Management of Imaging Devices technology, High Quality Image Processing technology, Wireless Traffic Information technology, Medical Image Stabilization technology, Storage technology, Ecommerce Pricing technology, Location Based Services technology and File Locking in Shared Storage Networks technology.  Revenues for 2008 also included fees from the licensing of our Audio Communications Fraud Detection technology, Audio Video Enhancement & Synchronization technology, Credit Card Fraud Protection technology, DMT® technology, Electronic Address List Management technology, Image Resolution Enhancement technology, Pop-up Internet Advertising technology, Portable Storage Devices with Links technology, Rule-Based Monitoring technology and Telematics technology.

During 2007, we recorded initial license fee revenues for 8 of our technology licensing programs, including our Portable Storage Devices with Links technology, Color Correction for Video Graphics Systems technology, Rule Based Monitoring technology, Spreadsheet Automation technology, Virtual Computer Workspace technology, Electronic Address List Management technology, Vehicle Magnetic Braking technology and our Telematics technology.  Revenues for 2007 also included fees from the licensing of our DMT® technology, Audio/Video Enhancement and Synchronization technology, Image Resolution Enhancement technology, Credit Card Fraud Control technology, Multi-Dimensional Bar Code technology, Product Activation technology, Audio Communications Fraud Detection technology and our Pop-up Advertising technology.

Our revenues historically have fluctuated quarterly based on the number of patented technology portfolios owned or controlled by our operating subsidiaries, the timing and results of patent filings and other enforcement proceedings relating to our intellectual property rights, the number of active licensing programs, and the relative maturity of active licensing programs during the applicable periods.  Additional factors impacting the amount of license fee revenues recognized each period are included below.  Although license fee revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, we believe that none of our patents or patent portfolios are individually significant to our licensing and enforcement business as a whole.

We measure and assess the performance and growth of the patent licensing and enforcement business conducted by our operating subsidiaries based on consolidated license fee revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues totaled $67.3 million as of December 31, 2009, as compared to $65.7 million as of September 30, 2009, $63.4 million as of June 30, 2009, $56.1 million as of March 31, 2009, $48.2 million as of December 31, 2008, and $52.6 million as of December 31, 2007.  In addition, we also measure and assess the performance and growth of the patent licensing and enforcement business conducted by our operating subsidiaries based on the number of patent portfolios owned or controlled by our operating subsidiaries on a consolidated basis.  As of December 31, 2009, 2008 and 2007, on a consolidated basis, our operating subsidiaries owned or controlled the rights to approximately 135, 100 and 90 patent portfolios, respectively, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

The consolidated net loss for 2009 was $11.3 million, as compared to $13.8 million for 2008 and $15.4 million for 2007.  Results for 2009 included non-cash charges totaling $11.7 million, comprised of non-cash stock compensation charges of $7.1 million and non-cash patent amortization charges of $4.6 million.   Results for 2008 included non-cash charges of $13.4 million, comprised of non-cash stock compensation charges of $7.4 million and non-cash patent amortization charges of $6.0 million.  Results for 2007 included non-cash charges of $11.5 million, comprised of non-cash stock compensation charges of $5.9 million and non-cash patent amortization charges of $5.6 million.

Marketing, general and administrative expenses for 2009 (including non-cash stock compensation charges of $7.1 million) were $21.1 million, as compared to $21.1 million (including non-cash stock compensation charges of $7.4 million) for 2008 and $18.4 million (including non-cash stock compensation charges of $5.9 million) for 2007. Excluding the impact of the decrease in non-cash stock compensation in 2009, as compared to 2008, marketing, general and administrative expenses remained relatively flat for the same periods.  Marketing, general and administrative expenses increased during 2008, as compared to 2007, due primarily to the hiring of additional patent licensing, business development and engineering personnel and an increase and other personnel costs, an increase in non-cash stock compensation charges and an increase in corporate, general and administrative costs related to the growth of ongoing operations.

In the aggregate, inventor royalties, net income attributable to noncontrolling interests in operating subsidiary and contingent legal fees expenses for 2009 increased by 36%, as compared to 2008, and decreased 6% in 2008, as compared to 2007, versus an increase of 40% and a decrease of 8% in related license fee revenues for the same periods, as discussed above.

Litigation and licensing expenses - patents for 2009, 2008 and 2007 were $14.1 million, $6.9 million and $7.8 million, respectively.  Litigation and licensing expenses-patents fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.  Litigation and licensing expenses - patents increased for 2009, as compared to 2008 and 2007, due to an increase in litigation and licensing support related out of pocket expenses, third party technical consulting expenses, professional expert expenses and other litigation support and administrative costs incurred in connection with our investment in certain of our licensing and enforcement programs that went to trial and concluded in 2009, licensing and enforcement programs with trial dates scheduled for 2010, and a net increase in costs related to new licensing and enforcement programs commenced since the end of the prior year periods.

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

We pursue enforcement actions in connection with our licensing and enforcement programs which can involve certain risks and uncertainties, including the following:

•
Increases in patent litigation related legal expenses, including, but not limited to, increases in costs billed by outside legal counsel for discovery, depositions, economic analyses, damages assessments, expert witnesses and other consultants, case-related audio/video presentations and other litigation support and administrative costs, could increase our operating costs and decrease our revenue generating opportunities;

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

Investments in Patent Portfolios

Our operating subsidiaries intend to sustain the long term growth of our intellectual property licensing and enforcement business through the identification and acquisition of, or the rights to, additional core patented technologies, across a wide range of technology areas that have been, or are anticipated to be, widely adopted by third parties in connection with the manufacture or sale of products and services.  During 2009, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions.  Patent portfolio acquisition costs for 2009 totaled $9.6 million, as compared to $2.1 million in 2008 and $3.8 million in 2007.

The total number of patents, associated U.S. applications and foreign counterparts per portfolio acquired during the year ended December 31, 2009 ranged from one to 59.  Several of the patent portfolios acquired in 2009 were acquired in connection with partnering arrangements executed with major technology companies, reflecting our continued identification of opportunities to partner not only with individual inventors and small to medium size technology companies, but also major well established technology companies with larger patent portfolios.

Of the $9.6 million in patent acquisition costs invested during the year ended December 31, 2009, we have a contractual guarantee to receive a minimum of $5.0 million in net proceeds, which significantly reduces the risk associated with these initial investments.  The majority of remaining acquisition costs incurred are subject to contractual provisions providing for higher percentage returns to our operating subsidiaries early on in the licensing and enforcement program until such initial upfront acquisition costs are fully recovered.

The higher level of acquisition costs incurred in 2009 reflects our continued identification of opportunities to partner with major technology companies and exchange up front, advanced royalty payments to patent owners, for a reduced future inventor royalty percentage, resulting in the potential for higher returns on our investments in connection with future licensing and enforcement activities.

Acquisitions during 2009 included the acquisition of, or the acquisition of the rights to, 30 patent portfolios covering a variety of applications, including the following:

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

•
User Programmable Engine Control. This patented technology generally relates to the user interface for the engine control module, or ECM, and offers control and calibration of the ECM including input and output parameters controlling engine performance.

•
Wireless LAN. This patented technology generally relates to wireless local area networking, or WLAN, and includes communications architectures for use in spread spectrum systems. This technology can be used in equipment such as laptops, wireless routers, access points, handsets and other consumer electronics devices with WLAN capability.

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

•
Mobile Computer Synchronization.  The patent portfolio includes patents relating to the synchronization of data between mobile and fixed computer systems. This technology may be used to keep email, contacts, calendar information and other data synchronized between mobile devices (such as personal digital assistants, or PDA’s, and smart phones) and servers or desktop computers.

•
MEMS.  This patented technology generally relates to micromechanical components which can be integrated with electronic circuits to form microelectromechanical systems known as MEMS. This technology can be used in automobiles, medical devices, mobile phones and other consumer products.

•	Digital Signal Processing Architecture. This patented technology generally relates to instructions that can be used to implement signal processing techniques in a digital signal processor.

•	Software Installation. This patented technology generally relates to creating and maintaining desired configurations of software.

•
Distributed Data Management and Synchronization. This patented technology generally relates to the distributed management and synchronization of select data elements between applications based on pre-defined permissions.

During 2008, we acquired a total of 20 new patent portfolios with applications over a wide range of technology areas as compared to 31 new patent portfolios in 2007.

As of December 31, 2009, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

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

Revenue Recognition

Change in Accounting Policy for Term License Agreements. Certain license agreements provide for the payment of a minimum upfront annual license fee at the inception of each annual license term, hereinafter referred to as “term license agreements.”  Effective October 1, 2009, we elected to change our method of accounting for our term license agreements to recognize revenue when delivery of the license has occurred, which is typically at the time of execution of the related license agreement, or upon receipt of the applicable minimum upfront annual renewal license fee payment, and when all other revenue recognition criteria, as described below, have been met.   Prior to the change in method of accounting, license fees for term license agreements were deferred and amortized to revenue on a straight-line basis over the applicable contractual license term.  The new method was adopted as it provides a consistent approach to accounting for all of our license arrangements with similar significant terms and conditions and more closely reflects the culmination of the earnings process associated with these revenue arrangements.  Refer to Exhibit 18.1 for related preferability letter issued by our independent registered public accounting firm regarding the change in accounting policy as required by Rule 10-01(b)(6) of Regulation S-X.

The change was accounted for through retrospective application of the new accounting policy as of January 1, 2009.  The effect of applying the new accounting policy to term license agreements in periods prior to January 1, 2009 was not material.  Accordingly, our consolidated financial statements for years ending prior to January 1, 2009 have not been retroactively adjusted for this change in accounting policy.  Refer to Note 8 to the consolidated financial statement for information on the effect of the change in accounting policy on our consolidated financial statement line items for the applicable 2009 interim reporting periods.

As described below, significant management judgments must be made and used in connection with the revenue recognized in any accounting period.  Material differences may result in the amount and timing of revenue recognized or deferred for any period, if management made different judgments.

Revenue is recognized, in accordance with ASC Topic 605, “Revenue Recognition,” or ASC Topic 605, when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been performed pursuant to the terms of the agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

We make estimates and judgments when determining whether the collectibility of license fees receivable from licensees is reasonably assured. We assess the collectibility of license fees receivable based on a number of factors, including past transaction history and the credit-worthiness of licensees.  If it is determined that collection is not reasonably assured, the fee is recognized when collectibility becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash for transactions where collectibility may have been an issue. Management estimates regarding collectibility impact the actual revenues recognized each period and the timing of the recognition of revenues.  Our assumptions and judgments regarding future collectibility could differ from actual events, thus materially impacting our financial position and results of operations.

Certain license agreements provide for the payment of contractually determined paid-up license fees to our operating subsidiaries in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries.  Generally, the execution of these license agreements also provide for the release of the licensee from certain past and future claims, and the dismissal of any pending litigation.  Pursuant to the terms of these agreements, our operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future license and related releases, including no express or implied obligation on our operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the license and releases upon execution of the agreement.  As such, the earnings process is generally complete upon the execution of the agreement, and as a result, revenue is recognized upon execution of the agreement, when collectibility is reasonably assured, and all other revenue recognition criteria have been met.  Depending on the complexity of the underlying license agreement and related terms and conditions, significant judgments, assumptions and estimates may be required to determine when substantial delivery of contract elements has occurred, whether any significant ongoing obligations exist subsequent to contract execution, whether amounts due are collectible and the appropriate period or periods, in which, or during which, respectively, the completion of the earning process occurs.  Depending on the magnitude of specific license agreements, if different judgments, assumptions and estimates are made regarding contracts executed in any specific period, our periodic financial results may be materially affected.

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

Stock-based Compensation Expense

ASC Topic 718, “Compensation – Stock Compensation,” or ASC Topic 718, sets forth the accounting requirements for “share-based” compensation payments to employees and non-employee directors and requires all share based-payments to be recognized as expense in the statement of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award (determined using a Black-Scholes option pricing model for stock options and intrinsic value on the date of grant for nonvested restricted stock), and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).  Determining the fair value of stock-based awards at the grant date requires significant estimates and judgments, including estimating the market price volatility of our common stock, future employee stock option exercise behavior and requisite service periods.

ASC Topic 718 also requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated pre-vesting forfeiture rate.  As such, ASC Topic 718 requires us to estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures on compensation expense recognized.  Estimates of pre-vesting forfeitures must be periodically revised in subsequent periods if actual forfeitures differ from those estimates.  We consider several factors in connection with our estimate of pre-vesting forfeitures including types of awards, employee class, and historical pre-vesting forfeiture data.  The estimation of stock awards that will ultimately vest requires judgment, and to the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised.  If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Refer to Notes 2 and 12 to our consolidated financial statements included in Part IV, Item 15 of this report for more information.

Valuation of Long-lived and Intangible Assets

We review long-lived assets, including patent-related intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Factors we consider important, which could trigger an impairment review include the following:

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

Impairment of Marketable Securities

Effective January 1, 2008, we adopted ASC Topic 820, “Fair Value Measurements and Disclosures,” or ASC Topic 820. ASC Topic 820 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  ASC Topic 820 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. ASC Topic 820 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

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

At December 31, 2009 and 2008, our investments were comprised of auction rate securities classified as available-for-sale, which are reported at fair value, and included in Level 3 of the valuation hierarchy prescribed by ASC Topic 820.  The fair values of auction rate securities included in Level 3 of the hierarchy of valuation techniques are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis.  These analyses consider, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to our auction rate securities is also considered when possible.

Significant judgment is required in connection with the assumptions and inputs included in the discounted cash flow analysis and estimates of other factors that are used to determine the fair value of our marketable securities.  If these estimates and assumptions change in future periods, future estimates of the fair value of our marketable securities may result in additional charges to earnings.

We review impairments associated with our investments in marketable securities to determine the classification of any impairment as “temporary” or “other-than-temporary.”   For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in the consolidated statements of operations.  An impairment is deemed other than temporary unless (a) we have the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time.

Refer to “Consolidated Results of Operations – Other” below for information regarding other-than-temporary charges recorded in the consolidated statements of operations for the years ended December 31, 2009 and 2008.

Consolidated Results of Operations
Comparison of the Results of Operations for the years ended December 31, 2009, 2008 and 2007

Net Loss Attributable to Acacia Research Corporation (In thousands)

	2009	2008	2007
Net loss from continuing operations attributable to Acacia Research Corporation	$(11,290)	$(13,757)	$(7,359)
Loss from discontinued operations - Split-off of CombiMatrix Corporation	-	-	(8,086)
Net loss	(11,290)	(13,757)	(15,445)

The changes in consolidated loss from continuing operations were primarily due to operating results and activities, as discussed below.

Revenues (In thousands)

	2009	2008	2007
License fees	$67,340	$48,227	$52,597

License Fees.  Revenues for 2009 included license fees from 117 new licensing agreements covering 30 of our technology licensing and enforcement programs, as compared to 80 new licensing agreements covering 30 of our technology licensing and enforcement programs in 2008, and 91 new licensing agreements covering 16 of our technology licensing and enforcement programs in 2007.

Two licensees individually accounted for 15% and 12% of license fee revenue recognized during the year ended December 31, 2009, two licensees individually accounted for 13% and 12% of license fee revenue recognized during the year ended December 31, 2008, and two licensees individually accounted for 19% and 12% of license fee revenue recognized during the year ended December 31, 2007.

On a consolidated basis, as of December 31, 2009, 60 of our licensing programs had begun generating licensing revenues, up from 48 as of December 31, 2008 and 28 as of December 31, 2007.

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

The 40% increase in license fee revenues for 2009, as compared to 2008, was due primarily to an increase in the number of new licensing agreements executed during the period, which was partially offset by a minor decrease in the average revenue per license agreement executed during the same periods.  The 8% decrease in license fee revenues for 2008, as compared to 2007, was due to a decrease in the number of license agreements executed during 2008, as compared to 2007, which was partially offset by a minor increase in the average revenue per license agreement executed during the same periods.

Cost of Revenues and Net Income Attributable to Noncontrolling Interests (In thousands)

	2009	2008	2007
Cost of revenues:
Inventor royalties	$15,673	$14,995	$12,050
Contingent legal fees	15,945	12,429	17,174
Litigation and licensing expenses - patents	14,055	6,900	7,799
Amortization of patents	4,634	6,043	5,583
Net income attributable to noncontrolling interests in operating subsidiary	5,657	-	-

Inventor Royalties, Net Income Attributable to Noncontrolling Interests in Operating Subsidiary and Contingent Legal Fees Expense.  Net income attributable to noncontrolling interests in operating subsidiary, represents the portion of net proceeds from the licensing and enforcement activities of our majority-owned operating subsidiary that are distributable to the operating subsidiary’s noncontrolling interest holders pursuant to the underlying operating agreement.  The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by our operating subsidiaries.  As such, inventor royalties, payments to noncontrolling interests in operating subsidiaries and contingent legal fees expenses fluctuate period to period, based on the amount of revenues recognized each period and the mix of specific patent portfolios with varying economic terms generating revenues each period.

	2009 vs. 2008		2008 vs. 2007
Increase (decrease) in license fee revenues	40%		(8%)
Increase (decrease) in inventor royalties expense, net income attributable to noncontrolling interests in operating subsidiary and contingent legal fees expense	36%	Note a	(6%)	Note a
Increase in inventor royalties and net income attributable to noncontrolling interests in operating subsidiary	42%	Note b	24%	Note d
Increase (decrease) in contingent legal fees expense	28%	Note c	(28%)	Note e

	2009	2008	2007
Inventor royalties and net income attributable to noncontrolling interests in operating subsidiary as a percentage of license fee revenues	32%	31%	23%
Contingent legal fees expenses as a percentage of license fee revenues	24%	26%	33%
Inventor royalties, net income attributable to noncontrolling interests in operating subsidiary and contingent legal fees, combined, as a percentage of license fee revenues	55%	57%	56%

a)
The increase (decrease) in inventor royalties, noncontrolling interests in operating subsidiary and contingent legal fees, in the aggregate, is consistent with the related increase (decrease) in license fee revenues for the periods presented.

b)
The increase is due primarily to the increase in related license fee revenues and a 1% increase in inventor royalties and noncontrolling interests in operating subsidiaries as a percentage of license fee revenues.

c)
Increase due to increase in related license fee revenues, partially offset by a decrease in contingent legal fees as a percentage of license fee revenues due to certain patent portfolios with lower contingent fee rates generating revenues during 2009, as compared to the patent portfolios generating revenues during 2008.

d)
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

e)
Certain patent portfolios generating revenues in 2008 had contingent legal arrangements with lower applicable contingent fee rates, as compared to those patent portfolios generating revenues in 2007, resulting in the 28% decrease in contingent legal fees expenses in 2008, versus 2007, as compared to the 8% decrease in license fee revenues during the same periods.

Litigation and Licensing Expenses - Patents.  Litigation and licensing expenses-patents include patent-related prosecution and enforcement costs incurred by outside patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis.  Litigation and licensing expenses-patents also includes licensing and enforcement related third-party patent research, development, consulting, and other costs incurred in connection with the licensing and enforcement of patent portfolios.  Litigation and licensing expenses-patents fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.

The net increase during 2009, as compared to 2008, is primarily due to an increase in litigation and licensing support related out of pocket expenses, third party technical consulting expenses, professional expert expenses and other litigation support and administrative costs incurred in connection with our continued investment in certain of our licensing and enforcement programs that went to trial and concluded in 2009, licensing and enforcement programs with trial dates scheduled for 2010, and a net increase in costs related to new licensing and enforcement programs commenced since the end of the prior year period.

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

Amortization of Patents.  Patent amortization expense decreased in 2009, as compared to 2008, primarily due to higher amortization expense recorded in 2008 resulting from the acceleration of amortization on a patent portfolio as described below, and a scheduled decrease in amortization totaling $950,000, which was partially offset by an increase in amortization expense related to new patent portfolios acquired during 2009 totaling $635,000.

During the fourth quarter of 2008, pursuant to the terms of the respective inventor agreements, our management elected to terminate our rights to exclusively license a patent portfolio.  As such, the economic useful life of the patent-related intangible asset was reduced, resulting in the acceleration of $1,094,000 of amortization expense for the patent-related asset and an increase in amortization expense in 2008, as compared to 2007.  This increase was partially offset by a reduction in scheduled amortization expense resulting from the completion of amortization on certain portfolios acquired in connection with significant patent portfolio acquisitions in January 2005.

Operating Costs and Expenses (In thousands)

	2009	2008	2007
Marketing, general and administrative expenses (including non-cash stock compensation expense of $7,065 for 2009, $7,355 for 2008 and $5,908 for 2007)	$21,070	$21,130	$18,381
Research, consulting and other expenses - business development	1,689	933	886

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

A summary of the main drivers of the change in marketing, general and administrative expenses, including the impact of non-cash stock compensation charges, for the periods presented, is as follows (in thousands):

	2009 vs. 2008	2008 vs. 2007
Addition of licensing, business development and engineering personnel and other personnel costs	$464	$1,510
Consulting expenses paid to former CEO of Global Patent Holdings, LLC	-	(74)
One time employee severance charges	(68)	(129)
Foreign taxes paid on licensing fees	(120)	(27)
Corporate, general and administrative costs	(46)	22
Non-cash stock compensation expense	(290)	1,447

Excluding non-cash stock compensation expense, the overall increase in marketing, general and administrative expenses is reflective of the continued growth and expansion of our intellectual property acquisition, licensing and enforcement business conducted by our operating subsidiaries and related ongoing operations.

The fluctuation in non-cash stock compensation expense period to period is based primarily on the average fair value of equity-based incentive awards granted and expensed each period, and the number of equity based incentive awards granted and expensed each period.  The weighted-average grant date fair value of equity-based incentive awards expensed during 2009, 2008 and 2007, which is generally based on the grant date market value of our common stock, was approximately $8.17, $11.66 and $9.95, respectively.  The weighted-average grant date fair value of equity-based awards granted during 2009, 2008 and 2007 was $3.51, $4.85 and $12.74, respectively.  Equity-based awards are generally expensed on a straight-line basis over a two to three year vesting period.  Refer to Note 12 to our consolidated financial statements, included elsewhere herein, for additional information on equity-based award grant activity for the periods presented.

Research, Consulting and Other Expenses - Business Development.  Research, consulting and other expenses include third-party business development related research, development, consulting, and other costs incurred in connection with business development activities.  These costs fluctuate period to period based on business development related activities in each period.

Other

At December 31, 2009, the par value of auction rate securities collateralized by student loan portfolios totaled $2.7 million.  As a result of the liquidity issues associated with the failed auctions as described at Note 7 to the consolidated financial statements included in this report, we estimate that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, we have classified these investments as noncurrent in the accompanying consolidated balance sheets.  In addition, we recorded an other-than-temporary loss on our student loan collateralized auction rate securities of $296,000 and $263,000 in the accompanying consolidated statements of operations for the years ended December 31, 2009 and 2008, respectively.  As a result of partial redemptions at par on certain of our auction rate securities collateralized by student loan portfolios, we recorded realized gains totaling $13,000 and $13,000 for 2009 and 2008, respectively, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  Refer to Note 7 to our consolidated financial statements elsewhere herein for information on the valuation of auction rate securities held as of December 31, 2009.  As of December 31, 2009, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $533,000.

At December 31, 2008, we also held auction rate securities with a par value totaling $975,000, issued by high credit quality closed-end investment companies.  We recorded an other-than-temporary loss on our auction rate securities issued by closed-end investment companies of $236,000 in the accompanying consolidated statement of operations for the year ended December 31, 2008.  As of December 31, 2009, all of the auction rate securities issued by closed-end investment companies were redeemed at par. As a result, we recorded realized gains totaling $236,000 in the accompanying consolidated statement of operations for the year ended December 31, 2009, reflecting a recovery of the other-than-temporary loss originally recorded on these securities.

Discontinued Operations – Split-Off of CombiMatrix Corporation

On August 15, 2007, CombiMatrix was split-off from us through the redemption of all outstanding shares of Acacia Research-CombiMatrix common stock in exchange for the distribution of new shares of CombiMatrix, on a pro-rata basis, to the holders of Acacia Research-CombiMatrix stock as of the Redemption Date.  Subsequent to the Redemption Date, we no longer own any equity interests in CombiMatrix and the CombiMatrix group is no longer one of our business groups.

As a result of the Split-Off Transaction, the assets, liabilities, results of operations and cash flows of CombiMatrix have been eliminated from our continuing operations and we do not have any continuing involvement in the operations of CombiMatrix.  As a result of the Split-Off Transaction, we have disposed of our investment in CombiMatrix, and therefore, our accompanying consolidated financial statements for all applicable historical periods presented reflect the assets, liabilities, results of operations and cash flows for CombiMatrix as “Discontinued Operations.”  CombiMatrix was previously presented as a separate operating segment.

The Split-Off Transaction was accounted for by us at historical cost.  Accordingly, no gain or loss on disposal was recognized in the 2007 consolidated statement of operations. Included in the consolidated statement of stockholder’s equity for the year ended December 31, 2007 is a charge to consolidated stockholders’ equity totaling $35,444,000, reflecting the distribution of our investment in the net assets of CombiMatrix to holders of Acacia Research-CombiMatrix stock, as of the Redemption Date.  We received a private letter ruling from the IRS with regard to the U.S. federal income tax consequences of the Split-Off Transaction to the effect that the Split-Off Transaction will be treated as a tax-free exchange under Sections 368 and 355 of the Code.

Refer to Note 11 to our consolidated financial statements included elsewhere herein for information regarding the revenues and pretax loss included in discontinued operations for the applicable historical periods presented.

Inflation

Inflation has not had a significant impact on us or any of our subsidiaries in the current or prior periods.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents and investments, as well as cash generated from operations.  Our management believes that the cash and cash equivalent balances, investments, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet our cash requirements through at least March 2011 and for the foreseeable future. We may however encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under Item 1A. “Risk Factors” above.  Any efforts to seek additional funding could be made through equity, debt or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. Recently, the volatility and disruption have reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

Cash and Cash Equivalents and Investments

Our consolidated cash and cash equivalents and investments totaled $53.9 million at December 31, 2009, compared to $51.5 million at December 31, 2008.  The net change in cash and cash equivalents and investments related to continuing operations for 2009, 2008 and 2007 was comprised of the following (in thousands):

	2009	2008	2007
Net cash provided by (used in) continuing operations:
Operating activities	$16,145	$2,598	$5,166
Investing activities	(8,652)	5,070	(2,145)
Financing activities	(4,010)	142	5,014

Cash Flows from Operating Activities.  Cash receipts from licensees totaled $70.9 million, $42.1 million and $51.4 million for 2009, 2008 and 2007, respectively.  The fluctuations in cash receipts for the periods presented primarily reflects the corresponding fluctuations in license fee revenues recognized during the same periods, as described above.  Cash outflows from operations totaled $54.8 million, $39.5 million and $46.2 million for 2009, 2008 and 2007, respectively.   The fluctuations in cash outflows for the periods presented reflect the net increase in license fee revenue related inventor royalties and contingent legal fees and other operating costs and expenses during the same periods, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. The change in net cash flows used in investing activities was primarily due to the impact of patent portfolio acquisitions and net sales of available-for-sale investments in connection with ongoing short-term cash management activities during the periods presented.  Certain of our operating subsidiaries incurred patent acquisition costs totaling $9.6 million, $2.1 million and $3.8 million in 2009, 2008 and 2007, respectively.  Refer to the “Overview” section above for a discussion of patent acquisition activities for the periods presented.  Net sales of short-term investments totaled $1.0 million, $7.2 million and $1.8 million in 2009, 2008 and 2007, respectively.

Cash Flows from Financing Activities.  In May 2009, our board of directors approved a restricted stock vesting net issuance program.  Under the program, upon the vesting of unvested shares of restricted common stock, we withheld from fully vested shares of common stock otherwise deliverable to any employee-participant in our equity compensation programs, a number of whole shares of common stock having a fair market value (as determined by us as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of ours in connection with the vesting of such shares.  Of a total of 580,600 shares of restricted stock vesting between June 2009 and September 2009, 174,628 shares of common stock were withheld by us, in satisfaction of $1.1 million in required withholding tax liability. Consolidated net cash inflows from financing activities in 2009, 2008 and 2007 included stock option exercise proceeds of $247,000, $142,000, and $5.0 million, respectively.

Working Capital

The primary components of working capital are cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, royalties and contingent legal fees payable and deferred revenues.  Working capital at December 31, 2009 was $36.0 million, compared to $42.6 million at December 31, 2008.  Refer to “Liquidity and Capital Resources - Cash and Investments” above for a discussion of the impact of activities related to cash and investments on working capital for the periods presented.

Consolidated accounts receivable from licensees decreased to $5.1 million at December 31, 2009, compared to $7.4 million at December 31, 2008.  Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with license agreements executed during the period, and the timing of cash receipts on accounts receivable balances recorded in previous periods. Two licensees individually represented approximately 78% and 10% of accounts receivable at December 31, 2009. Three licensees individually represented approximately 27%, 24% and 19% of accounts receivable at December 31, 2008.

Consolidated royalties and contingent legal fees payable increased to $12.4 million at December 31, 2009, compared to $10.8 million at December 31, 2008.  Royalties and contingent legal fees payable balances fluctuate based on the magnitude and timing of the execution of related license agreements, the timing of cash receipts for the related license agreements, and the timing of payment of current and prior period royalties and contingent legal fees payable to inventor and outside attorneys, respectively.

The majority of accounts receivable from licensees at December 31, 2009 were collected or scheduled to be collected in the first quarter of 2010, in accordance with the terms of the related underlying license agreements.   The majority of royalties and contingent legal fees payable are scheduled to be paid in the first quarter of 2010, upon receipt by us of the related license fee payments from licensees, in accordance with the underlying contractual arrangements.

Accounts payable and accrued expenses increased to $8.0 million at December 31, 2009, from $3.2 million at December 31, 2008, due primarily to the increase in litigation and licensing expenses-patents described above and the related timing of payments to attorneys and other vendors.

Deferred revenues, representing cash payments received from licensees prior to all of the required revenue recognition criteria described above being met, totaled $1.5 million at December 31, 2009 compared to $318,000 at December 31, 2008.  Amounts recorded as deferred revenues are non-refundable.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.

Contractual Obligations

We have no significant commitments for capital expenditures in 2010.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists our material known future cash commitments as of December 31, 2009, and any material known commitments arising from events subsequent to year end:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	More than 3 years
Operating leases	$2,010	$869	$1,141	$-
Total contractual obligations	$2,010	$869	$1,141	$-

Uncertain Tax Positions.  As of December 31, 2009, the liability for uncertain tax positions, associated primarily with state income taxes, totaled $85,000, of which none is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in the consolidated balance sheet.

Recent Accounting Pronouncements

Refer to Note 2 to our consolidated financial statements included elsewhere herein.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2009, all of our investments were in money market funds that invest in U.S. Treasury securities and obligations issued or guaranteed by the U.S. Government and certain auction rate securities.  A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of December 31, 2009.  Refer to Item 1A. “Risk Factors,” Item 7. “Liquidity and Capital Resources,” and Notes 2 and 3 to our consolidated financial statements included in this report for additional information.  Refer to Note 7 to our consolidated financial statements elsewhere herein for information on auction rate securities held as of December 31, 2009.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

 Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) or 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Except as provided below, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2010.

Code of Conduct.

We have adopted a Code of Conduct that applies to all employees, including our chief executive officer, chief financial and accounting officer, president and any persons performing similar functions.  Our Code of Conduct is provided on our internet website at www.acaciaresearch.com.

Item 11.	EXECUTIVE COMPENSATION

In accordance with Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2010.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to our definitive proxy statement to be filed with the SEC no later than April 30, 2010.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report.

(1) Financial Statements	Page

Acacia Research Corporation Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2009 and 2008	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	F-6
Notes to Consolidated Financial Statements	F-7

(2) Financial Statement Schedules

Financial statement schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the Notes thereto.

(3) Exhibits

Refer to Item 15(b) below.

(b)	Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

2.1	Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
2.2	Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (2)
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (13)
3.2.1	Amendment to Amended and Restated Bylaws (14)
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (4)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (5)
10.3*	2002 Acacia Technologies Stock Incentive Plan (6)
10.4*	2007 Acacia Technologies Stock Incentive Plan (7)
10.5*	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan (8)
10.6*	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan (8)
10.7*	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan (8)
10.8	Lease Agreement dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (9)
10.10	Form of Indemnification Agreement (10)
10.11	Form of Subscription Agreement between Acacia Research Corporation and certain investors (11)
10.12	Third Amendment to lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (12)
10.19*	Employment Agreement, dated January 28, 2005, by and between Acacia Technologies Services Corporation, and Dooyong Lee, as amended (13)

10.19.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Dooyong Lee (16)
10.20*	Employment Agreement, dated April 12, 2004, by and between Acacia Media Technologies Corporation and Edward Treska (13)
10.20.1*	Addendum to Employment Agreement with Edward Treska, dated March 31, 2008 (15)
10.21	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (13)
10.22	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (13)
10.23*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Paul Ryan (15)
10.23.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Paul Ryan (16)
10.24*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (15)
10.24.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (16)
10.25*	Amended Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (15)
10.25.1*	Amendment to Amended Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (16)
10.26*	Amended Acacia Research Corporation Executive Severance Policy (16)
18.1	Preferability Letter dated February 25, 2010 from Grant Thornton LLP, Acacia Research Corporation’s registered independent accounting firm, regarding change in accounting principle
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page hereto).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

___________________________

*	The referenced exhibit is a management contract, compensatory plan or arrangement.

(1)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).

(2)
Incorporated by reference to Appendix A to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(3)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on June 5, 2008 (SEC File No. 000-26068).

(4)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).

(5)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).

(6)
Incorporated by reference to Appendix E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(7)	Incorporated by reference to Acacia Research Corporation’s Registration Statement on Form S-8 (SEC File No. 333-144754) which became effective on July 20, 2007.

(8)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 2, 2007 (SEC File No. 000-26068).

(9)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 27, 2002 (SEC File No. 000-26068).

(10)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 27, 2003 (SEC File No. 000-26068).

(11)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on September 19, 2005 (SEC File No. 000-26068).

(12)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed on May 10, 2006 (SEC File No. 000-26068).

(13)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (File No. 000-26068).

(14)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on January 7, 2008 (File No. 000-26068).

(15)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on April 2, 2008 (SEC File No. 000-26068).

(16)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009 (File No. 000-26068).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated: February 25, 2010	By:	/s/ Paul R. Ryan
Paul R. Ryan
Chairman of the Board and Chief Executive Officer (Authorized Signatory)

POWER OF ATTORNEY

We, the undersigned directors and officers of Acacia Research Corporation, do hereby constitute and appoint Paul R. Ryan and Clayton J. Haynes, and each of them, as our true and lawful attorneys-in-fact and agents with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorney-in-fact and agent may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorney-in-fact and agent, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates indicated.

Signature		Title	Date

/s/	Paul R. Ryan	Chairman of the Board and	February 25, 2010
	Paul R. Ryan	Chief Executive Officer
(Principal Chief Executive)

/s/	Robert L. Harris, II	Director and President	February 25, 2010
Robert L. Harris, II

/s/	Clayton J. Haynes	Chief Financial Officer and Treasurer	February 25, 2010
	Clayton J. Haynes	(Principal Financial and Accounting Officer)

/s/	Fred A. de Boom	Director	February 25, 2010
Fred A. de Boom

/s/	Edward W. Frykman	Director	February 25, 2010
Edward W. Frykman

/s/	G. Louis Graziadio, III	Director	February 25, 2010
G. Louis Graziadio, III

/s/	William S. Anderson	Director	February 25, 2010
William S. Anderson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited the accompanying consolidated balance sheets of Acacia Research Corporation (a Delaware corporation) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each for the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Acacia Research Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Acacia Research Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.

As discussed in Note 8, the Company elected to change its method of accounting for term license agreements in 2009.

/s/ GRANT THORNTON LLP

Irvine, California
February 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Acacia Research Corporation

We have audited Acacia Research Corporation’s (a Delaware corporation) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Acacia Research Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Acacia Research Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Acacia Research Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Acacia Research Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 25, 2010 expressed an unqualified opinion and contained an explanatory paragraph relating to the change in accounting method for term license agreements.

/s/ GRANT THORNTON LLP

Irvine, California
February 25, 2010

ACACIA RESEARCH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008
(In thousands, except share and per share information)

	December 31,	December 31,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$51,735	$48,279
Accounts receivable	5,110	7,436
Prepaid expenses and other current assets	1,081	1,255
Total current assets	57,926	56,970

Property and equipment, net of accumulated depreciation	163	221
Patents, net of accumulated amortization	17,510	12,419
Investments - noncurrent	2,152	3,239
Other assets	505	225
	$78,256	$73,074

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,006	$3,240
Royalties and contingent legal fees payable	12,402	10,770
Deferred revenues	1,510	318
Total current liabilities	21,918	14,328

Other liabilities	369	199
Total liabilities	22,287	14,527

Commitments and contingencies (Note 13)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 31,912,066 and 30,884,994 shares issued and outstanding as of December 31, 2009 and December 31, 2008, respectively	32	31
Additional paid-in capital	173,672	167,468
Accumulated deficit	(120,242)	(108,952)
Total Acacia Research Corporation stockholders' equity	53,462	58,547

Noncontrolling interests in operating subsidiary	2,507	-
Total stockholders' equity	55,969	58,547
	$78,256	$73,074

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands, except share and per share information)

	2009	2008	2007

License fee revenues	$67,340	$48,227	$52,597

Operating costs and expenses:
Cost of revenues:
Inventor royalties	15,673	14,995	12,050
Contingent legal fees	15,945	12,429	17,174
Litigation and licensing expenses - patents	14,055	6,900	7,799
Amortization of patents	4,634	6,043	5,583
Marketing, general and administrative expenses (including non-cash stock compensation expense of $7,065 for 2009, $7,355 for 2008 and $5,908 for 2007)	21,070	21,130	18,381
Research, consulting and other expenses - business development	1,689	933	886
Write-off of patent-related intangible asset	-	-	235
Total operating costs and expenses	73,066	62,430	62,108
Operating loss	(5,726)	(14,203)	(9,511)

Other income (expense):
Interest income	148	1,056	2,359
Gain on foreign currency translation	201	-	-
Loss on investments	(47)	(486)	-
Total other income (expense)	302	570	2,359

Loss from continuing operations before provision for income taxes	(5,424)	(13,633)	(7,152)
Provision for income taxes	(209)	(124)	(207)
Net loss from continuing operations including noncontrolling interests in operating subsidiary	(5,633)	(13,757)	(7,359)
Net income attributable to noncontrolling interests in operating subsidiary	(5,657)	-	-
Net loss from continuing operations attributable to Acacia Research Corporation	(11,290)	(13,757)	(7,359)
Discontinued operations:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	-	-	(8,086)
Net loss attributable to Acacia Research Corporation	$(11,290)	$(13,757)	$(15,445)

Loss per common share:
Acacia Research Corporation common stock:
Net loss	$(11,290)	$(13,757)	$(7,359)
Basic and diluted loss per share	(0.38)	(0.47)	(0.26)

Acacia Research - CombiMatrix stock - Discontinued Operations - Split-off of CombiMatrix Corporation:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	-	-	$(8,086)
Basic and diluted loss per share	-	-	(0.14)

Weighted-average shares:
Acacia Research Corporation common stock:
Basic and diluted	29,914,801	29,423,998	28,503,314
Acacia Research - CombiMatrix stock:
Basic and diluted	-	-	55,862,707

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands, except share information)

	AR-Acacia Technologies	AR-CombiMatrix	AR-Acacia Technologies	AR-CombiMatrix	Additional	Other		Noncontrolling Interests in
	Common	Common	Common	Common	Paid-in	Comprehensive	Accumulated	Operating
	Shares(1)	Shares(1)	Stock(1)	Stock(1)	Capital	Income (Loss)	Deficit	Subsidiary	Total

2007
Balance at December 31, 2006	28,231,701	50,365,810	$28	$50	$326,599	$2	$(232,370)	$-	$94,309
Activities related to continuing operations:
Net loss from continuing operations	-	-	-	-	-	-	(7,359)	-	(7,359)
Stock options exercised	1,062,513	-	1	-	5,013	-	-	-	5,014
Compensation expense relating to stock options and restricted stock awards	808,268	-	1	-	5,908	-	-	-	5,909
Unrealized loss on short-term investments	-	-	-	-	-	(21)	-	-	(21)
Other	-	-	-	-	-	-	(55)	-	(55)

Activities related to discontinued operations - Split-off of CombiMatrix Corporation:
Loss from discontinued operations - Split-off of CombiMatrix Corporation	-	-	-	-	-	-	(8,086)	-	(8,086)
Stock options and warrants exercised and units issued in direct offering, net offering costs	-	9,203,959	-	10	480	-	-	-	490
Compensation expense relating to stock options	-	-	-	-	726	-	-	-	726
Warrant liability	-	-	-	-	9,089	-	-	-	9,089
Stock issued to consultant	-	306,000	-	-	208	-	-	-	208
Unrealized gain on short-term investments	-	-	-	-	-	13	-	-	13
Other	-	-	-	-	11	-	-	-	11
Discontinued operations - Split-off of CombiMatrix Corporation	-	(59,875,769)	-	(60)	(188,062)	3	152,675	-	(35,444)
Balance at December 31, 2007	30,102,482	-	30	-	159,972	(3)	(95,195)	-	64,804

2008								-
Net loss	-	-	-	-	-	-	(13,757)	-	(13,757)
Stock options exercised	38,079	-	-	-	142	-	-	-	142
Compensation expense relating to stock options and restricted stock awards	744,433	-	1	-	7,354	-	-	-	7,355
Unrealized gain on short-term investments	-	-	-	-	-	3	-	-	3
Balance at December 31, 2008	30,884,994	-	31	-	167,468	-	(108,952)	-	58,547

2009
Net loss attributable to Acacia Research Corporation	-	-	-	-	-	-	(11,290)	-	(11,290)
Stock options exercised	94,700	-	-	-	247	-	-	-	247
Repurchased restricted common stock	(174,628)	-	-	-	(1,107)	-	-	-	(1,107)
Compensation expense relating to stock options and restricted stock awards	1,107,000	-	1	-	7,064	-	-	-	7,065
Net income attributable to noncontrolling interests in operating subsidiary	-	-	-	-	-	-	-	5,657	5,657
Distributions of noncontrolling interests in operating subsidiary	-	-	-	-	-	-	-	(3,150)	(3,150)
Balance at December 31, 2009	31,912,066	-	$32	$-	$173,672	$-	$(120,242)	$2,507	$55,969
_______________________________________________________
1 – Prior to the Redemption date, Acacia’s AR-Acacia Technologies common stock and AR-CombiMatrix common stock were classified as redeemable in the consolidated statements of stockholder’s equity.  As a result of the Split-Off Transaction and related redemption of all shares of AR-CombiMatrix common stock discussed at Note 11, and the amendment and restatement of Acacia’s Certificate of Incorporation discussed at Note 9, as of August 15, 2007, Acacia’s only class of stock authorized and issuable is its “common stock” and Acacia's common stock is no longer redeemable.

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
 (In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net loss including noncontrolling interests in operating subsidiary	$(5,633)	$(13,757)	$(15,445)
Adjustments to reconcile net loss to net cash provided by operating activities from continuing operations:
Discontinued operations - Split-off of CombiMatrix Corporation	-	-	8,086
Depreciation and amortization	4,759	6,174	5,702
Non-cash stock compensation	7,065	7,355	5,908
Write-off of patent-related intangible asset	-	-	235
Loss on investments	47	486	-
Other	-	6	112
Changes in assets and liabilities:
Accounts receivable	2,326	(6,027)	(1,140)
Prepaid expenses, deferred fees and other assets	(106)	99	(193)
Accounts payable and accrued expenses	4,863	(162)	1,281
Royalties and contingent legal fees payable	1,632	8,427	659
Deferred revenues	1,192	(3)	(39)

Net cash provided by operating activities from continuing operations	16,145	2,598	5,166
Net cash provided by (used in) operating activities from discontinued operations	(27)	2	(7,782)
Net cash provided by (used in) operating activities	16,118	2,600	(2,616)

Cash flows from investing activities:
Purchase of property and equipment	(67)	(28)	(223)
Purchase of available-for-sale investments	-	(265)	(13,035)
Sale of available-for-sale investments	1,040	7,503	14,873
Business acquisition	-	-	-
Patent acquisition costs	(9,625)	(2,140)	(3,760)

Net cash provided by (used in) investing activities from continuing operations	(8,652)	5,070	(2,145)
Net cash used in investing activities from discontinued operations	-	-	(5,199)
Net cash provided by (used in) investing activities	(8,652)	5,070	(7,344)

Cash flows from financing activities:
Distributions of noncontrolling interests in operating subsidiary	(3,150)	-	-
Repurchased restricted common stock	(1,107)	-	-
Proceeds from the exercise of stock options	247	142	5,014

Net cash provided by (used in) financing activities from continuing operations	(4,010)	142	5,014
Net cash provided by financing activities from discontinued operations	-	-	5,369
Net cash provided by (used in) financing activities	(4,010)	142	10,383

Increase in cash and cash equivalents	3,456	7,812	423

Cash and cash equivalents, beginning (including cash and cash equivalents related to discontinued operations - split-off of CombiMatrix Corporation of $7,829 at December 31, 2006)	48,279	40,467	40,044

Cash and cash equivalents of continuing operations, ending	$51,735	$48,279	$40,467

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

Acacia’s operating subsidiaries acquire, develop, license and enforce patented technologies.  Acacia’s operating subsidiaries generate license fee revenues and related cash flows from the granting of licenses for the use of patented technologies that its operating subsidiaries own or control.  Acacia’s operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of licensing revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia’s operating subsidiaries own or control the rights to over 140 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

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

As a result of the Split-Off Transaction, Acacia disposed of its investment in CombiMatrix.  Refer to Note 11 for information regarding presentation of the results of operations and cash flows for the CombiMatrix group as “Discontinued Operations” in the accompanying consolidated financial statements for all applicable historical periods presented.

Capital Structure.  Pursuant to the Split-Off Transaction, all outstanding shares of Acacia Research-CombiMatrix common stock were redeemed, and hence, all rights of holders of Acacia Research-CombiMatrix common stock ceased as of the Redemption Date, except for the right, upon the surrender to the exchange agent of shares of Acacia Research-CombiMatrix common stock, to receive new shares of CombiMatrix common stock pursuant to the exchange ratio described above.  Subsequent to the consummation of the Split-Off Transaction, Acacia’s only class of common stock outstanding is its common stock.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and Risks

Acacia’s management believes that Acacia’s consolidated cash and cash equivalents and investment balances, anticipated cash flow from operations and other external sources of available credit will be sufficient to meet Acacia’s cash requirements, on a consolidated basis, through at least March 2011.  To date, Acacia has relied primarily upon selling equity securities and payments from its licensees to generate the funds needed to finance the implementation of its plans of operation for its operating subsidiaries.

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

The timing of the receipt of revenues by Acacia’s operating subsidiaries are subject to certain risks and uncertainties, including:

•	market acceptance of its operating subsidiaries’ patented technologies and services;
•	business activities and financial results of its licensees;
•	technological advances that may make its patented technologies obsolete or less competitive;
•	increases in operating costs, including costs for legal services, engineering and research and personnel;
•	the availability and cost of capital; and
•	governmental regulation that may restrict Acacia’s business.

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

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned subsidiaries, which have been consolidated pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” (“ASC Topic 810”).  Material intercompany transactions and balances have been eliminated in consolidation.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC Topic 810 establishes accounting and reporting standards requiring the identification of and distinction between ownership interests in subsidiaries held by the parent and ownership interests in subsidiaries held by the noncontrolling interest owners. ASC Topic 810 requires the noncontrolling interests in Acacia’s majority-owned operating subsidiary to be separately presented as a component of stockholders’ equity on the consolidated statement of financial position for the applicable periods presented.  In addition, ASC Topic 810 requires that consolidated net income or loss be adjusted to include the net income or loss attributed to the noncontrolling interests in the majority-owned operating subsidiary on the consolidated statements of operations for the applicable periods presented.  Refer to the accompanying consolidated balance sheet for noncontrolling interests in Acacia’s majority-owned operating subsidiary as of December 31, 2009 and the accompanying consolidated statement of operation for the year ended December 31, 2009 for the net income attributable to noncontrolling interests in Acacia’s majority-owned operating subsidiary.

Change in Accounting Policy for Term License Agreements. Certain license agreements provide for the payment of a minimum upfront annual license fee at the inception of each annual license term, hereinafter referred to as “term license agreements.”  Effective October 1, 2009, the Company elected to change its method of accounting for its term license agreements to recognize revenue when delivery of the license has occurred, which is typically at the time of execution of the related license agreement, or upon receipt of the applicable minimum upfront annual renewal license fee payment, and when all other revenue recognition criteria, as described below, have been met.   Prior to the change in method of accounting, license fees for term license agreements were deferred and amortized to revenue on a straight-line basis over the applicable contractual license term.  Refer to Note 8 for additional information.

Revenue Recognition.  Acacia recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the license agreement, (iii) amounts are fixed or determinable and (iv) collectibility of amounts is reasonably assured.

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

Certain license agreements provide for the payment of contractually determined paid-up license fees in consideration for the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by Acacia’s operating subsidiaries.  The licenses granted may be perpetual in nature, extending until the expiration of the related patents.  In addition, the licenses granted may be granted for a defined, relatively short period of time, typically one-year periods, with the licensee possessing the right to renew the license at the end of each annual license term for an additional minimum upfront license fee payment.  Generally, the execution of these license agreements also provide for the release of the licensee from certain claims and the dismissal of any pending litigation.  Pursuant to the terms of these agreements, Acacia’s operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future license and related releases, including no express or implied obligation on Acacia’s operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the license and releases upon execution of the agreement, or upon receipt of the minimum annual upfront license fee payment for annual term license agreement renewals.  As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectibility is reasonably assured, or upon receipt of the minimum annual upfront license fee for term license agreement renewals, and when all other revenue recognition criteria have been met.

Certain of the agreements also provide for future royalties or additional required payments based on future licensee activities.  Additional royalties are recognized in revenue upon resolution of the related contingency provided that all revenue recognition criteria, as described above have been met.  Amounts of additional royalties due under these license agreements, if any, cannot be reasonably estimated by management.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cost of Revenues.  Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, litigation and licensing expense – patents, which includes patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third parties, and the amortization of patent-related acquisition costs.  These costs are included under the caption “Cost of revenues” in the accompanying consolidated statements of operations.  Refer to Note 13 for additional information regarding inventor royalties expenses and contingent legal fee expenses.

Reclassifications.  Certain operating costs and expenses previously reported for the years ended December 31, 2008 and 2007 have been reclassified to conform with the current period presentation, as follows:

	As Reported		Revised	As Reported		Revised
	2008	Reclass	2008	2007	Reclass	2007

Operating costs and expenses:
Cost of revenues:
Inventor royalties and contingent legal fees expense - patents	27,424	(27,424)	-	29,224	(29,224)	-
Inventor royalties		14,995	14,995		12,050	12,050
Contingent legal fees		12,429	12,429		17,174	17,174
Legal expenses - patents	4,949	(4,949)	-	7,024	(7,024)	-
Litigation and licensing expenses - patents	-	6,900	6,900	-	7,799	7,799
Marketing, general and administrative expenses (including non-cash stock compensation expense)	24,014	(2,884)	21,130	20,042	(1,661)	18,381
Research, consulting and other expenses - business development	-	933	933	-	886	886

Fair Value Measurements. ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements.  This statement applies whenever other accounting pronouncements require or permit fair value measurements.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC Topic 820 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. ASC Topic 820 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

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

ASC Topic 820 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.  Refer to Note 3 for a summary of marketable securities held as of December 31, 2009 and 2008.  Refer to Note 7 for information on the determination of fair value for auction rate securities held as of December 31, 2009 and 2008.

Cash and Cash Equivalents.  Acacia considers all highly liquid, short-term investments with original maturities of three months or less when purchased to be cash equivalents.  For the periods presented, Acacia’s cash equivalents are comprised of investments in money market funds that invest in U.S. Treasury securities and obligations issued or guaranteed by the U.S. Government.  Acacia’s cash equivalents are measured at fair value using quoted prices that represent Level 1 inputs under ASC Topic 820.

Investments in Marketable Securities.  Acacia’s investments in marketable securities consist of auction rate securities.  Investments in securities with original maturities of greater than three months and less than one year and other investments representing amounts that are available for current operations are classified as short-term investments.  Investments are classified into categories in accordance with the provisions of ASC Topic 320, “Investments – Debt and Equity Securities” (“ASC Topic 320”).  At December 31, 2009 and 2008, all of Acacia’s investments are classified as available-for-sale, which are reported at fair value, in accordance with ASC Topic 820, with related unrealized gains and losses in the value of such securities recorded as a separate component of comprehensive income (loss) in stockholders’ equity until realized.  Realized and unrealized gains and losses are recorded based on the specific identification method.  The cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity.  Such amortization is included in interest income (expense).  Interest on all securities are included in interest income.  Refer to Note 7 for information on the fair value and classification of auction rate securities held as of December 31, 2009 and 2008.

Impairment of Marketable Securities. Acacia reviews impairments associated with its investments in marketable securities in accordance ASC Topic 320, which provides guidance on determining the classification of any impairment as “temporary” or “other-than-temporary.”   For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in the consolidated statement of operations.  An impairment is deemed other than temporary unless (a) Acacia has the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time. Refer to Note 7 for disclosures regarding investments in auction rate securities.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Two licensees accounted for 15% and 12% of the license fee revenues recognized during the year ended December 31, 2009.  Two licensees accounted for 13% and 12% of the license fee revenues recognized during the year ended December 31, 2008.  Two licensees accounted for 19% and 12% of the license fee revenues recognized during the year ended December 31, 2007. Two licensees represented approximately 78% and 10% of accounts receivable at December 31, 2009.  Three licensees represented approximately 27%, 24% and 19% of accounts receivable at December 31, 2008.

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

Fair Value of Financial Instruments.  The carrying value of cash and cash equivalents, accounts receivables, accounts payable and accrued expenses approximates their fair values due to their short-term maturities.

Stock-Based Compensation. ASC Topic 718, “Compensation – Stock Compensation” (“ASC Topic 718”) sets forth the accounting requirements for “share-based” compensation payments to employees and non-employee directors and requires that compensation cost relating to share-based payment transactions be recognized in the statement of operations. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally two to four years.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The fair value of restricted stock and restricted stock unit awards is determined by the product of the number of shares or units granted and the grant date market price of the underlying common stock.

ASC Topic 718 requires stock-based compensation expense to be recorded only for those awards expected to vest using an estimated forfeiture rate.  Acacia estimates pre-vesting option forfeitures at the time of grant and reflects the impact of estimated pre-vesting option forfeitures on compensation expense recognized.  To the extent that actual results differ from Acacia’s estimates, such amounts are recorded as cumulative adjustments in the period the estimates are revised.

Acacia adopted ASC Topic 718 using the modified prospective transition method.  Under this transition method, compensation cost recognized for the periods presented includes: (i) compensation cost for all stock-based awards granted prior to, but not yet vested as of January 1, 2006 (based on the grant-date fair value estimated in accordance with the original provisions of ASC Topic 718 and previously presented in the Company’s pro forma footnote disclosures), and (ii) compensation cost for all stock-based awards granted subsequent to January 1, 2006.

The fair value of stock options granted during the year ended December 31, 2007 were estimated using the Black-Scholes option-pricing model, assuming weighted-average risk free interest rate of 4.64%, expected term of 5.71 years and volatility of 68%, respectively.  Due to a lack of sufficient historical share option exercise experience, the Company utilized the simplified method for estimating the expected term for stock options granted during the year ended December 31, 2007.  Expected volatility is based on the historical volatility of the Company’s stock for the length of time corresponding to the expected term of the option. The risk-free interest rate is based on the U.S. treasury yield curve on the grant date for the expected term of the option.  There were no stock options granted during the years ended December 31, 2009 and December 31, 2008.  Refer to Note 12 for information on stock-based awards granted for the periods presented.

Acacia adopted the alternative transition method provided in ASC Topic 718.  The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in-capital pool related to the tax effects of employee stock-based compensation which is available to absorb tax deficiencies recognized subsequent to the adoption of ASC Topic 718.

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

ASC Topic 740, “Income Taxes” (“ASC Topic 740”) provides guidance on the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and on derecognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.  In accordance with ASC Topic 740, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions shall be recognized only when it is more likely than not (likelihood of greater than 50%), based on technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

The total amount of unrecognized tax benefits as of December 31, 2009, 2008 and 2007 was $85,000, $75,000 and $67,000, respectively, all of which, if recognized, would affect the effective tax rate.

Acacia recognizes interest and penalties with respect to unrecognized tax benefits in income tax expense.  Acacia has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within 12 months.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acacia is subject to taxation in the U.S. and various state jurisdictions.  With no material exceptions, Acacia is no longer subject to U.S. federal or state examinations by tax authorities for years before 2003.

At December 31, 2009, Acacia had U.S. federal and state income tax net operating loss carryforwards as summarized at Note 10.  Due to uncertainties surrounding Acacia’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax assets.  All net operating loss carryforwards (“NOLs”) and tax credits generated by the continuing operations of Acacia and its operating subsidiaries have been retained by Acacia subsequent to the Split-Off Transaction.  Subsequent to the Split-Off Transaction, all NOLs and tax credits generated by CombiMatrix and its subsidiaries have been retained by CombiMatrix and are not available to Acacia.

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

Acacia has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since its formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future.  If Acacia has experienced an ownership change at any time since its formation, utilization of the NOL or R&D credit carryforwards would be subject to an annual limitation under Section 382 of the Code, which is determined by first multiplying the value of Acacia’s stock at the time of the ownership change by the applicable long-term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL or R&D credit carryforwards before utilization. Further, until a study is completed and any limitation known, no amounts are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit under ASC Topic 740. Due to the existence of a full valuation allowance, future changes in Acacia’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

Comprehensive Income (Loss).  Comprehensive income (loss) is the change in equity from transactions and other events and circumstances other than those resulting from investments by owners and distributions to owners.  Refer to Note 15.

Segment Reporting.  Acacia uses the management approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the basis of Acacia’s reportable segments.  Acacia’s intellectual property licensing and enforcement business constitutes its single reportable segment.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of the Split-Off Transaction, earnings or losses allocated to the CombiMatrix group are presented as “Discontinued Operations” in the accompanying consolidated financial statements, for applicable periods. Subsequent to the Split-Off Transaction, Acacia’s only class of common stock outstanding is its Acacia Research common stock.

The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted loss per share:

	For the Year Ended December 31,
	2009	2008	2007
Acacia Research Corporation stock

Basic and diluted weighted-average number of common shares outstanding	29,914,801	29,423,998	28,503,314

All outstanding stock options, nonvested restricted stock and restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	5,144,960	4,928,986	5,884,934

Acacia Research - CombiMatrix stock - Discontinued Operations - Split-off of CombiMatrix Corporation(1)

Basic and diluted weighted-average number of common shares outstanding	-	-	55,862,707

Outstanding stock options excluded from the computation of diluted loss per share because the effect of inclusion would have been anti-dilutive	-	-	7,003,390

Warrants excluded from the computation of diluted loss per share because the option exercise price was greater than the average market price of the common shares	-	-	23,838,648
_____________________
(1)	Reflects activity and amounts outstanding as of the Redemption Date.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent Events.  In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events. In accordance with this standard, Acacia evaluated subsequent events through February 25, 2010, the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission.

Recent Accounting Pronouncements. In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. This update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.

In October 2009, the FASB issued new accounting guidance related to the revenue recognition of multiple element arrangements.  The new guidance states that if vendor specific objective evidence or third party evidence of fair value for deliverables in an arrangement cannot be determined, companies will be required to develop a best estimate of the selling price to separate deliverables and allocate arrangement consideration using the relative selling price method.  The accounting guidance will be applied prospectively and will become effective during the first quarter of 2011.  Early adoption is allowed.  The Company is currently evaluating the impact of this accounting guidance on its consolidated financial statements.

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

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value.”  This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available.  Acacia adopted this update effective October 1, 2009.  The adoption of this update did not have a material effect on Acacia’s financial position, results of operations or cash flows.

In June 2009, the FASB issued new accounting guidance related to accounting for transfers of financial assets.  The new guidance changes the accounting for securitizations and special-purpose entities and enhances disclosure requirements related to the transfers of financial assets, including securitization transactions, and the continuing risk exposures related to transferred financial assets.  The new guidance also modifies the criteria which determines whether an entity should be consolidated.  The accounting guidance will be effective for fiscal years beginning after November 15, 2009.  The adoption of these standards will not have a material impact on Acacia’s consolidated financial statements and related disclosures.

In June 2009, the FASB issued new accounting guidance which amends the evaluation criteria to identify the primary beneficiary of a variable interest entity (“VIE”) and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the VIE.  The new guidance significantly changes the consolidation rules for VIEs including the consolidation of common structures, such as joint ventures, equity method investments and collaboration arrangements.  The guidance is applicable to all new and existing VIEs.  The provisions of this new accounting guidance is effective as of the beginning of the first annual reporting period after November 15, 2009 and will become effective for us beginning in the first quarter of 2010.  Acacia does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  INVESTMENTS

Investments at December 31, 2009 and 2008 consist of investments in auction rate securities, all of which are classified as available-for-sale, with fair values of $2,152,000 and $3,239,000, respectively, and amortized costs of $2,685,000 and $3,725,000, respectively.  All of the Company’s investments in auction rate securities are classified as noncurrent for the periods presented.  Contractual maturity dates range up to thirty-five years, or are perpetual, with reset dates every 7 to 63 days.  Refer to Note 7 for information regarding gross unrealized gains and losses related to auction rate securities held for the periods presented.  Refer to Note 2 and 7 for more information.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008

Furniture and fixtures	$354	$312
Computer hardware and software	450	427
Leasehold improvements	143	141
	947	880
Less: accumulated depreciation	(784)	(659)
	$163	$221

Depreciation expense was $125,000, $131,000 and $119,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at December 31, 2009 and 2008 (in thousands):
	2009	2008

Accounts payable	$381	$208
Payroll and other employee benefits	783	509
Accrued vacation	481	431
Accrued legal expenses - patent	4,412	1,467
Accrued consulting and other professional fees	1,833	485
Other accrued liabilities	116	140
	$8,006	$3,240

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  PATENTS

Acacia’s only identifiable intangible assets are patents and patent rights, with estimated remaining economic useful lives up to seven years.  The gross carrying amounts and accumulated amortization related to acquired intangible assets as of December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008

Gross carrying amount - patents	$43,317	$33,592
Accumulated amortization - patents	(25,807)	(21,173)
Patents, net	$17,510	$12,419

The weighted-average remaining estimated economic useful life of Acacia’s patents is five years.  Aggregate patent amortization expense was $4,634,000, $6,043,000 and $5,583,000 in 2009, 2008 and 2007, respectively.  Annual aggregate amortization expense for each of the next five years through December 31, 2014 is estimated to be $4,946,000 in 2010, $4,043,000 in 2011, $2,340,000 in 2012, $2,105,000 in 2013 and $1,947,000 in 2014.

For the years ended December 31, 2009, 2008 and 2007, on a consolidated basis, Acacia’s operating subsidiaries incurred and capitalized patent acquisition costs totaling $9,625,000, $2,140,000 and $3,760,000, respectively, in connection with the acquisition of the rights to several additional patent portfolios.  The patents and patent rights have estimated economic useful lives ranging from one to seven years and are being amortized over weighted-average economic useful lives of seven years for 2009 acquisitions, five years for 2008 acquisitions and seven years for 2007 acquisitions. At December 31, 2009 and 2008, all of Acacia’s acquired intangible assets were subject to amortization.

In December 2008, pursuant to the terms of the respective inventor agreement, management elected to terminate its rights to exclusively license a patent portfolio.  As such, the economic useful life of the patent-related intangible asset was reduced, resulting in the acceleration of $1,094,000 of amortization expense for the patent-related intangible asset in December 2008.

7.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of December 31, 2009 and 2008, Acacia held investment grade auction rate securities with a par value totaling $2,685,000 and $3,725,000, respectively. During the periods presented, Acacia’s auction rate securities consisted of auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program and high credit quality securities issued by closed-end investment companies.  Auction rate securities are classified as available-for-sale securities and reflected at fair value in accordance with the requirements of ASC Topic 820.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the failed auctions, there are no reliable current observable market prices available for these securities for purposes of establishing fair market value as of December 31, 2009 and 2008.  As a result, the fair values of these securities were estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of December 31, 2009 and 2008.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to Acacia’s auction rate securities was also considered when possible.

At December 31, 2009 and 2008, the par value of auction rate securities collateralized by student loan portfolios totaled $2,685,000 and $2,750,000, respectively.  As a result of the liquidity issues associated with the failed auctions, Acacia estimates that the fair value of these auction rate securities no longer approximates their par value.  Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, Acacia has classified these investments as noncurrent in the accompanying consolidated balance sheets, and, as a result of the analysis described above, recorded an other-than-temporary loss of $296,000 and $263,000 in the accompanying statements of operations for the years ended December 31, 2009 and December 31, 2008, respectively.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to June 30, 2008, Acacia recorded realized gains totaling $13,000 and $13,000 for 2009 and 2008, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of December 31, 2009, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $533,000.

At December 31, 2009 and 2008, the par value of auction rate securities issued by closed-end investment companies totaled $0 and $975,000, respectively.  As a result of the reduced liquidity associated with these securities as of December 31, 2008, Acacia recorded an other-than-temporary loss on these auction rate securities of $236,000 in the accompanying statements of operations for the year ended December 31, 2008, and  classified these securities as noncurrent assets in the accompanying December 31, 2008 consolidated balance sheet.  All of Acacia’s auction rate securities issued by closed-end investment companies were redeemed at par during 2009.  As a result, Acacia recorded realized gains totaling $236,000, reflecting the full recovery of the other-than-temporary loss originally recorded on these securities.

Acacia will continue to monitor and evaluate its investments in auction rate securities for any further potential impairment in future periods.  If it is determined that any future valuation adjustments are other-than-temporary, Acacia would record additional charges to earnings as appropriate.

Assets measured at fair value on a recurring basis subject to the disclosure requirements of ASC Topic 820 at December 31, 2009, were as follows (in thousands):

		Fair Value Measurements at Reporting Date Using:
	Balance at December 31,	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Auction rate securities	$ 2,152	-	-	$ 2,152

As a result of the change in market conditions, during the first quarter of 2008, Acacia modified the valuation methodology for auction rate securities to include consideration of the factors discussed above and reference to a discounted cash flow analysis.  Accordingly, these securities changed from Level 1 to Level 3 within the fair value hierarchy prescribed by ASC Topic 820 since the initial adoption of ASC Topic 820 effective January 1, 2008.  The following table presents the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC Topic 820 at December 31, 2009 and 2008 (in thousands):

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2009	2008
Auction rate securities:
Beginning balance as of January 1	$3,239	$-
Transfers to Level 3	-	6,000
Total gains or (losses) (realized or unrealized):
Recognized (losses) included in earnings	(296)	(499)
Recognized gains included in earnings	249	13
Settlements (net)	(1,040)	(2,275)
Ending balance as of December 31	$2,152	$3,239

8.  CHANGE IN ACCOUNTING POLICY

Effective October 1, 2009, the Company elected to change its method of accounting for its term license agreements to recognize revenue when delivery of the license has occurred, which is typically at the time of execution of the related license agreement, or upon receipt of the applicable minimum annual upfront renewal license fee payment, and when all other revenue recognition criteria have been met.   Prior to the change in the Company’s method of accounting, license fees for term license agreements were deferred and amortized to revenue on a straight-line basis over the applicable contractual license term.  The new method was adopted as it provides a consistent approach to accounting for all of the Company’s license arrangements with similar significant terms and conditions and more closely reflects the culmination of the earnings process associated with these revenue arrangements.

The change was accounted for through retrospective application of the new accounting policy as of January 1, 2009.  The effect of applying the new accounting policy to term license agreements in periods prior to fiscal 2009 was not material.  Accordingly, the Company’s consolidated financial statements for years ending prior to January 1, 2009 have not been retroactively adjusted for this change in accounting policy.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The effect of the change in accounting policy on Acacia’s consolidated financial statement line items for the applicable interim periods during 2009 was as follows (in thousands, except per share data):

	As of and for the Three Months			As of and for the Three Months			As of and for the Three Months
	Ended March 31, 2009			Ended June 30, 2009			Ended September 30, 2009
	As Reported	As Adjusted	Effect of Change	As Reported	As Adjusted	Effect of Change	As Reported	As Adjusted	Effect of Change

Statement of Operations:
License fee revenues	$12,650	$16,957	$4,307	$15,031	$14,356	$(675)	$12,831	$16,169	$3,338
Inventor royalties	3,528	5,377	1,849	2,352	2,019	(333)	3,010	4,673	1,663
Contingent legal fees	3,163	3,532	369	3,257	3,190	(67)	3,470	3,799	329
Operating loss	(2,606)	(517)	2,089	(535)	(810)	(275)	(3,923)	(2,577)	1,346
Net loss attributable to Acacia Research Corporation	(2,357)	(268)	2,089	(2,648)	(2,923)	(275)	(4,775)	(3,429)	1,346
Basic and diluted loss per share	(0.08)	(0.01)	0.07	(0.09)	(0.10)	(0.01)	(0.16)	(0.11)	0.04

Balance Sheet:
Deferred costs	$2,219	$-	$(2,219)	$1,819	$-	$(1,819)	$3,811	$-	$(3,811)
Total assets	78,529	76,310	(2,219)	75,579	73,760	(1,819)	76,074	72,263	(3,811)
Deferred revenues	4,319	10	(4,309)	3,644	10	(3,634)	6,982	10	(6,972)
Total liabilities	20,419	16,110	(4,309)	16,873	13,239	(3,634)	21,727	14,755	(6,972)
Accumulated deficit	(111,309)	(109,220)	2,089	(113,957)	(112,143)	1,814	(118,732)	(115,572)	3,160
Total stockholders' equity	58,110	60,199	2,089	58,706	60,520	1,814	54,347	57,507	3,160

	For the Six Months			For the Nine Months
	Ended June 30, 2009			Ended September 30, 2009
	As Reported	As Adjusted	Effect of Change	As Reported	As Adjusted	Effect of Change
Statement of Operations:
License fee revenues	$27,681	$31,313	$3,632	$40,512	$47,482	$6,970
Inventor royalties	5,880	7,396	1,516	8,890	12,069	3,179
Contingent legal fees	6,420	6,722	302	9,890	10,521	631
Operating loss	(3,141)	(1,327)	1,814	(7,064)	(3,904)	3,160
Net loss attributable to Acacia Research Corporation	(5,005)	(3,191)	1,814	(9,780)	(6,620)	3,160
Basic and diluted loss per share	(0.17)	(0.11)	0.06	(0.33)	(0.22)	0.11

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  STOCKHOLDERS’ EQUITY

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

Repurchase of Restricted Common Stock

In May 2009, Acacia’s board of directors approved a restricted stock vesting net issuance program.  Under the program, upon the vesting of unvested shares of restricted common stock, Acacia withheld from fully vested shares of common stock otherwise deliverable to any employee-participant in Acacia’s equity compensation programs, a number of whole shares of common stock having a fair market value (as determined by Acacia as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of Acacia in connection with the vesting of such shares.  Of a total of 580,600 shares of restricted stock vested between June 2009 and September 2009, 174,628 shares of common stock were withheld by Acacia, in satisfaction of $1,107,000 in required withholding tax liability.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES

Acacia’s provision for income taxes consists of the following (in thousands):

	2009	2008	2007
Current:
U.S. Federal tax	$-	$-	$-
State taxes	209	124	207
	$209	$124	$207

The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred assets and liabilities consist of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008

Deferred tax assets:
Net operating loss and capital loss carryforwards and credits	$28,629	$27,207
Amortization and depreciation	5,879	4,405
Stock compensation	3,218	3,045
Write-off of investments	1,344	1,344
Accrued liabilities and other	374	413
State taxes	5	5
Deferred revenue	4	126

Total deferred tax assets	39,453	36,545

Less: valuation allowance	(39,410)	(36,360)

Net deferred tax assets, net of valuation allowance	43	185

Deferred tax liabilities:
Intangibles	(43)	(185)

Net deferred taxes	$-	$-

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the federal statutory income tax rate and the effective income tax rate is as follows:

	2009		2008		2007
Statutory federal tax rate	(34%	)	(34%	)	(34%	)
State income taxes, net of federal tax effect	4%		1%		3%
Noncontrolling interests in operating subsidiary	(40%	)	-		-
Equity compensation	1%		1%		1%
Non deductible permanent items	-		1%		1%
Capital loss carryforwards	-		5%		6%
Valuation allowance	73%		27%		26%
	4%		1%		3%

At December 31, 2009, Acacia has established a full valuation allowance against its net deferred tax assets, due to management’s determination that the criteria for recognition have not been met.

At December 31, 2009, Acacia had U.S. federal and state income tax NOLs totaling approximately $86,406,000 and $68,775,000, expiring between 2010 and 2029, and 2012 and 2019, respectively.

As of December 31, 2009, approximately $13,197,000 of the valuation allowance related to the tax benefits of stock option deductions included in Acacia’s NOLs. At such time as the valuation allowance is released, the benefit will be credited to additional paid-in capital.

11.  ACCOUNTING FOR THE SPLIT-OFF OF COMBIMATRIX CORPORATION

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

As a result of the Split-Off Transaction, effective August 15, 2007, the CombiMatrix group is no longer a business group of Acacia and Acacia does not have any continuing involvement in the operations of CombiMatrix.  In connection with the Split-Off Transaction, all outstanding shares of AR-CombiMatrix Stock were redeemed, and all rights of holders of AR-CombiMatrix Stock ceased as of the Redemption Date, except for the right, upon the surrender to the exchange agent of shares of AR-CombiMatrix Stock, to receive new shares of CombiMatrix common stock pursuant to the exchange ratio described above.

The Split-Off Transaction was accounted for by Acacia at historical cost.  Accordingly, no gain or loss on disposal was recognized in the accompanying consolidated statement of operations for the year ended December 31, 2007. Included in the consolidated statement of stockholder’s equity for the year ended December 31, 2007 is a charge to consolidated shareholders’ equity totaling $35,444,000, reflecting the distribution of Acacia’s investment in the net assets of CombiMatrix to holders of AR-CombiMatrix Stock, as of the Redemption Date, as described above.  Acacia received a private letter ruling from the IRS with regard to the U.S. federal income tax consequences of the Split-Off Transaction to the effect that the Split-Off Transaction will be treated as a tax-free exchange under Sections 368 and 355 of the Code.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the Split-Off Transaction, Acacia has disposed of its investment in CombiMatrix, and therefore, Acacia’s accompanying consolidated financial statements for the year ended December 31, 2007 reflects the results of operations and cash flows for CombiMatrix as “Discontinued Operations.”  CombiMatrix was previously presented as a separate operating segment of Acacia.

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

12.  STOCK-BASED INCENTIVE PLANS

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

Acacia’s compensation committee administers the discretionary option grant and stock issuance programs.  The compensation committee determines which eligible individuals are to receive option grants or stock issuances under those programs, the time or times when the grants or issuances are to be made, the number of shares subject to each grant or issuance, the status of any granted option as either an incentive stock option or a non-statutory stock option under the federal tax laws, the vesting schedule to be in effect for the option grant or stock issuance and the maximum term for which any granted option is to remain outstanding.  The exercise price of options is generally equal to the fair market value of Acacia’s common stock on the date of grant.  Options generally begin to be exercisable six months to one year after grant and generally expire ten years after grant.  Stock options generally vest over two to three years and restricted shares generally vest in full after two to three years (generally represents the requisite service period in accordance with ASC Topic 718).

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The number of shares of common stock available for issuance under the 2002 Plan automatically increases on the first trading day of January each calendar year during the term of the Plan by an amount equal to three percent (3%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year, but in no event shall any such annual increase exceed 500,000 shares.  The aggregate number of shares of common stock available for issuance under the 2002 Plan shall not exceed 20,000,000 shares.  At December 31, 2009, there were 1,350,000 shares available for grant under the 2002 Plan.

The initial share reserve under the 2007 Plan was 560,000 shares.  The number of shares of common stock available for issuance under the 2007 Plan automatically increased on January 1, 2008 and 2009, by an amount equal to two percent (2%) of the total number of shares of common stock outstanding on the last trading day of December in the prior calendar year.  After January 1, 2009, no new additional shares will be added to the 2007 Plan without stockholder approval (except for shares subject to outstanding awards that are forfeited or otherwise returned to the 2007 Plan).  At December 31, 2009, there were 542,000 shares available for grant under the 2007 Plan.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock option activity for the Plans for the year ended December 31, 2009:

		Weighted-Average
	Options	Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2008	3,656,000	$5.55
Exercised	(94,000)	$2.61
Expired	(114,000)	$8.55
Outstanding at December 31, 2009	3,448,000	$5.54	3.7 years	$13,900,000
Vested and expected to vest at December 31, 2009	3,448,000	$5.54	3.7 years	$13,900,000
Exercisable at December 31, 2009	3,425,000	$5.48	3.6 years	$13,892,000

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2007 was $9.07.  There were no stock options granted during the years ended December 31, 2009 and 2008.  The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $541,000, $120,000, and $10,812,000, respectively.  The fair value of options that vested during the years ended December 31, 2009, 2008 and 2007 was $587,000, $1,534,000, and $3,520,000, respectively.  As of December 31, 2009, the total unrecognized compensation expense related to nonvested stock option awards was $149,000, which is expected to be recognized over a weighted-average term of approximately 6 months.

The following table summarizes nonvested restricted share activity for the year ended December 31, 2009:

	Nonvested Restricted Shares	Weighted Average Grant Date Fair Value

Nonvested restricted stock at December 31, 2008	1,257,000	$7.77
Granted	1,152,000	$3.51
Vested	(724,000)	$8.69
Forfeited	(45,000)	$8.52
Nonvested restricted stock at December 31, 2009	1,640,000	$4.35

The weighted-average grant date fair value of nonvested restricted stock granted during the years ended December 31, 2009, 2008 and 2007 was $3.51, $4.80, and $14.05, respectively.  The fair value of restricted stock that vested during the years ended December 31, 2009, 2008 and 2007 was $6,291,000, $5,556,000, and $1,951,000, respectively.  As of December 31, 2009, the total unrecognized compensation expense related to nonvested restricted stock awards was $3,823,000, which is expected to be recognized over a weighted-average period of approximately 1 year.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes restricted stock unit activity for the year ended December 31, 2009:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Restricted stock units outstanding at December 31, 2008	11,000	$9.10
Granted	41,000	$3.50
Vested	(15,000)	$5.42
Restricted stock units outstanding at December 31, 2009	37,000	$4.40

The weighted-average grant date fair value of restricted stock units granted during the years ended December 31, 2009, 2008 and 2007 was $3.50, $8.68 and $11.19, respectively.  The fair value of restricted stock units that vested during the years ended December 31, 2009, 2008 and 2007 was $84,000, $39,000 and $3,000, respectively.  As of December 31, 2009, the total unrecognized compensation expense related to restricted stock unit awards was $140,000, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

As of December 31, 2009, 5,340,000 shares of common stock are reserved for issuance under the Plans.

13.  COMMITMENTS AND CONTINGENCIES

Operating Leases

Acacia leases certain office space under various operating lease agreements expiring in 2012.  Minimum annual rental commitments for operating leases of continuing operations having initial or remaining noncancellable lease terms in excess of one year are as follows (in thousands):

Year
2010	$869
2011	977
2012	164
Total minimum lease payments	$2,010

Rent expense related to continuing operations for the years ended December 31, 2009, 2008 and 2007 approximated $983,000, $965,000 and $749,000, respectively.  Rental payments are expensed in the statements of operations in the period to which they relate.  Scheduled rent increases are amortized on a straight-line basis over the lease term.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain of Acacia’s operating subsidiaries are often required to engage in litigation to enforce their patents and patent rights.  In connection with any of Acacia’s operating subsidiaries’ patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against Acacia or its operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by Acacia or its operating subsidiaries, could materially harm the Company’s operating results and financial position.

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

Other

Creative Internet Advertising Corporation (“CIAC”), an operating subsidiary of Acacia, received a $12.4 million final judgment stemming from its May 2009 trial verdict and corresponding $6.6 million damages award in its patent infringement lawsuit with Yahoo! Inc.  In the final judgment, signed on February 1, 2010, the District Court for the Eastern District of Texas awarded enhanced damages for willful infringement of $4.5 million.  The District Court also awarded prejudgment interest of $1.1 million, as well as supplemental damages, bringing the total award to approximately $12.4 million.  In addition, the District Court’s final judgment awarded a post-verdict ongoing royalty rate of 23% for all of Yahoo’s IMVironments sales.  Yahoo! Inc has filed a notice of its intent to appeal the verdict.

During 2009, CIAC purchased a specific contingency insurance policy covering approximately $6.9 million of the final judgment described above.  Under the policy, the insurer will, subject to all of the terms, conditions, and limitations of the underlying policy, indemnify CIAC for covered losses incurred as a result of a final adjudication entered in the underlying litigation (for example, as a result of a successful appeal by the defendant in the litigation) which results in a revised final judgment amount that is less than the $6.9 million of the original final judgment covered under the policy.

14.  RETIREMENT SAVINGS PLAN AND EXECUTIVE SEVERANCE POLICY

Retirement Savings Plan.  Acacia has an employee savings and retirement plan under section 401(k) of the Code (the “Plan”).  The Plan is a defined contribution plan in which eligible employees may elect to have a percentage of their compensation contributed to the Plan, subject to certain guidelines issued by the Internal Revenue Service.  Acacia may contribute to the Plan at the discretion of the board of directors.  There were no contributions made by Acacia during the years ended December 31, 2009, 2008 and 2007.

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

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  COMPREHENSIVE LOSS

Total comprehensive loss attributable to Acacia Research Corporation is as follows (in thousands):

	2009	2008	2007

Net loss from continuing operations including noncontrolling interests in operating subsidiary	$(5,633)	$(13,757)	$(7,359)
Other comprehensive income:
Unrealized gain (loss) on short-term investments	-	3	(21)
Unrealized gains from discontinued operations - Split-off of CombiMatrix Corporation	-	-	16
Total comprehensive loss before noncontrolling interests in operating subsidiary and loss from discontinued operations	(5,633)	(13,754)	(7,364)

Net income attributable to noncontrolling interests in operating subsidiary	(5,657)	-	-
Loss from discontinued operations - Split-off of CombiMatrix Corporation	-	-	(8,086)
Comprehensive loss	$(11,290)	$(13,754)	$(15,450)

16.  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid by Acacia for income taxes was not material for the periods presented.  Refer to Note 6 for impairment charges, and other non-cash changes in patent-related intangibles during the periods presented.  Refer to Notes 11 for information regarding the Split-Off Transaction.

17.  QUARTERLY FINANCIAL DATA (unaudited)

The following table sets forth unaudited consolidated statements of operations data for the eight quarters in the period ended December 31, 2009. This information has been derived from Acacia’s unaudited condensed consolidated financial statements that have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the information when read in conjunction with the audited consolidated financial statements and related notes thereto. Acacia’s quarterly results have been in the past and may in the future be subject to significant fluctuations. As a result, Acacia believes that results of operations for interim periods should not be relied upon as any indication of the results to be expected in any future periods.

Refer to Note 8 for information on the Company’s change in revenue recognition accounting policy for its term license agreements and the impact on the quarterly periods presented in the table below.

ACACIA RESEARCH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Quarter Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2009	2009	2009	2009	2008	2008	2008	2008
			(In thousands, except share and per share information)
			(Unaudited)
License fee revenues	$16,957	$14,356	$16,169	$19,858	$9,048	$7,116	$13,796	$18,267

Operating costs and expenses:
Cost of revenues:
Inventor royalties	5,377	2,019	4,673	3,604	2,090	2,177	4,329	6,399
Contingent legal fees	3,532	3,190	3,799	5,424	2,641	1,928	3,934	3,926
Litigation and licensing expenses - patents	1,708	2,753	3,957	5,637	1,603	1,509	1,554	2,234
Amortization of patents	1,065	1,060	1,245	1,264	1,335	1,244	1,152	2,312
Marketing, general and administrative expenses (including non-cash stock compensation expense)	5,378	5,748	4,709	5,235	5,648	5,400	5,254	4,828
Research, consulting and other expenses - business development	414	396	363	516	391	111	210	221
Total operating costs and expenses	17,474	15,166	18,746	21,680	13,708	12,369	16,433	19,920
Operating loss	(517)	(810)	(2,577)	(1,822)	(4,660)	(5,253)	(2,637)	(1,653)
Other income (expense)	287	47	224	(256)	192	238	255	(115)
Loss from continuing operations before provision for income taxes	(230)	(763)	(2,353)	(2,078)	(4,468)	(5,015)	(2,382)	(1,768)
Provision for income taxes	(38)	(39)	(47)	(85)	(21)	(26)	(38)	(39)
Net loss including noncontrolling interests in operating subsidiary	(268)	(802)	(2,400)	(2,163)	(4,489)	(5,041)	(2,420)	(1,807)
Net income attributable to noncontrolling interests in operating subsidiary	-	(2,121)	(1,029)	(2,507)	-	-	-	-

Net loss attributable to Acacia Research Corporation	$(268)	$(2,923)	$(3,429)	$(4,670)	$(4,489)	$(5,041)	$(2,420)	$(1,807)

Net loss per common share attributable to Acacia Research Corporation:
Basic and diluted net loss per share	(0.01)	(0.10)	(0.11)	(0.15)	(0.15)	(0.17)	(0.08)	(0.06)

Weighted average number of shares outstanding, basic and diluted	29,639,459	29,741,168	30,071,492	30,199,211	29,217,636	29,321,176	29,553,609	29,599,602
____________________
(1)
Refer to Note 8 for information on the change in Acacia’s revenue recognition accounting policy for its term license agreements.  The change was accounted for through retrospective application of the new accounting policy as of January 1, 2009, and has been reflected in the quarterly financial data above.  The effect of applying the new accounting policy to term licenses in periods prior to fiscal 2009 was not material.  Accordingly, the Company’s consolidated financial statements for all periods ending prior to January 1, 2009 have not been retroactively adjusted for this change in accounting policy.  Refer to Note 8 for information on the effect of the change in accounting policy on our consolidated financial statement line items for the applicable reporting periods during 2009.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger of Acacia Research Corporation, a California corporation, and Acacia Research Corporation, a Delaware corporation, dated as of December 23, 1999 (1)
2.2	Agreement and Plan of Reorganization by and among Acacia Research Corporation, Combi Acquisition Corp. and CombiMatrix Corporation dated as of March 20, 2002 (2)
3.1	Amended and Restated Certificate of Incorporation (3)
3.2	Amended and Restated Bylaws (13)
3.2.1	Amendment to Amended and Restated Bylaws (14)
10.1*	Acacia Research Corporation 1996 Stock Option Plan, as amended (4)
10.2*	Form of Option Agreement constituting the Acacia Research Corporation 1996 Executive Stock Bonus Plan (5)
10.3*	2002 Acacia Technologies Stock Incentive Plan (6)
10.4*	2007 Acacia Technologies Stock Incentive Plan (7)
10.5*	Form of Acacia Technologies Stock Option Agreement for the 2007 Acacia Technologies Stock Incentive Plan (8)
10.6*	Form of Acacia Technologies Stock Issuance Agreement for the 2002 Acacia Technologies Stock Incentive Plan (8)
10.7*	Form of Acacia Technologies Stock Issuance Agreement for the 2007 Acacia Technologies Stock Incentive Plan (8)
10.8	Lease Agreement dated January 28, 2002, between Acacia Research Corporation and The Irvine Company (9)
10.10	Form of Indemnification Agreement (10)
10.11	Form of Subscription Agreement between Acacia Research Corporation and certain investors (11)
10.12	Third Amendment to lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (12)
10.19*	Employment Agreement, dated January 28, 2005, by and between Acacia Technologies Services Corporation, and Dooyong Lee, as amended (13)
10.19.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Dooyong Lee (16)
10.20*	Employment Agreement, dated April 12, 2004, by and between Acacia Media Technologies Corporation and Edward Treska (13)
10.20.1*	Addendum to Employment Agreement with Edward Treska, dated March 31, 2008 (15)
10.21	Fourth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (13)
10.22	Fifth Amendment to Lease dated January 28, 2002 between Acacia Research Corporation and the Irvine Company (13)
10.23*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Paul Ryan (15)
10.23.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Paul Ryan (16)
10.24*	Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (15)
10.24.1*	Amendment to Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Robert L. Harris (16)
10.25*	Amended Employment Agreement, dated March 31, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (15)
10.25.1*	Amendment to Amended Employment Agreement, dated December 17, 2008, by and between Acacia Technologies, LLC and Clayton J. Haynes (16)
10.26*	Amended Acacia Research Corporation Executive Severance Policy (16)
18.1	Preferability Letter dated February 25, 2010 from Grant Thornton LLP, Acacia Research Corporation’s registered independent accounting firm, regarding change in accounting principle
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included in the signature page).

III-1

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
______________
*	The referenced exhibit is a management contract, compensatory plan or arrangement.

(1)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on December 30, 1999 (SEC File No. 000-26068).

(2)
Incorporated by reference to Appendix A to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(3)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on June 5, 2008 (SEC File No. 000-26068).

(4)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2000 (SEC File No. 000-26068).

(5)	Incorporated by reference to Appendix A to Acacia Research Corporation’s Definitive Proxy Statement on Schedule 14A filed on April 26, 1996 (SEC File No. 000-26068).

(6)
Incorporated by reference to Appendix E to the Proxy Statement/Prospectus which formed part of Acacia Research Corporation’s Registration Statement on Form S-4 (SEC File No. 333-87654) which became effective on November 8, 2002.

(7)	Incorporated by reference to Acacia Research Corporation’s Registration Statement on Form S-8 (SEC File No. 333-144754) which became effective on July 20, 2007.

(8)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2007, filed on November 2, 2007 (SEC File No. 000-26068).

(9)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2001, filed on March 27, 2002 (SEC File No. 000-26068).

(10)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 27, 2003 (SEC File No. 000-26068).

(11)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on September 19, 2005 (SEC File No. 000-26068).

(12)	Incorporated by reference to Acacia Research Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2006, filed on May 10, 2006 (SEC File No. 000-26068).

(13)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on March 14, 2008 (File No. 000-26068).

(14)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on January 7, 2008 (File No. 000-26068).

(15)	Incorporated by reference to Acacia Research Corporation’s Current Report on Form 8-K filed on April 2, 2008 (SEC File No. 000-26068).

(16)	Incorporated by reference to Acacia Research Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009 (File No. 000-26068).

III-2