Form 10-K/A
period 2009-12-31
ACACIA RESEARCH CORP
filed 2010-03-01
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

  ☐  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM  ________ TO  __________.

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our annual report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 26, 2010, solely to include the certifications as a part of our original Form 10-K, which are specified in Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, and required to be filed.  While Exhibits 31.1 and 31.2 were filed with the original Form 10-K, Exhibits 32.1 and 32.2 were inadvertently omitted from the original filing. No other changes have been made to the original Form 10-K as filed. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events.

2

ACACIA RESEARCH CORPORATION
FORM 10-K ANNUAL REPORT
FISCAL YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

PART IV

15.	Exhibits, Financial Statement Schedules	4

3

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

Dated: February 26, 2010	By:	/s/ Paul R. Ryan
Paul R. Ryan
Chairman of the Board and Chief Executive Officer (Authorized Signatory)

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350