Form 10-Q
period 2010-03-31
ACACIA RESEARCH CORP
filed 2010-05-07
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

Mark One

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 5, 2010, 33,770,453 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

ACACIA RESEARCH CORPORATION

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$67,525	$51,735
Accounts receivable	1,835	5,110
Prepaid expenses and other current assets	1,487	1,081
Total current assets	70,847	57,926

Property and equipment, net of accumulated depreciation	147	163
Patents, net of accumulated amortization	17,127	17,510
Investments - noncurrent	2,152	2,152
Other assets	505	505
	$90,778	$78,256

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,080	$8,006
Royalties and contingent legal fees payable	7,394	12,402
Deferred revenues	10	1,510
Total current liabilities	15,484	21,918

Other liabilities.	366	369
Total liabilities	15,850	22,287

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 33,271,291 and 31,912,066 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	33	32
Additional paid-in capital	176,065	173,672
Accumulated deficit	(101,730)	(120,242)
Total Acacia Research Corporation stockholders' equity	74,368	53,462

Noncontrolling interests in operating subsidiary	560	2,507
Total stockholders' equity	74,928	55,969
	$90,778	$78,256

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Revenues	$39,772	$16,957
Operating costs and expenses:
Cost of revenues:
Inventor royalties	3,911	5,377
Contingent legal fees	4,407	3,532
Litigation and licensing expenses - patents	3,696	1,708
Amortization of patents	1,703	1,065
Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,895 and $1,920 for the three months ended March 31, 2010 and 2009, respectively)	6,332	5,378
Research, consulting and other expenses - business development	372	414
Total operating costs and expenses	20,421	17,474

Operating income (loss)	19,351	(517)

Other income:
Interest income	19	52
Gain on foreign currency translation	-	201
Gain on investments	-	34
Total other income	19	287

Income (loss) from operations before provision for income taxes	19,370	(230)

Provision for income taxes	(321)	(38)
Net income (loss) including noncontrolling interests in operating subsidiary	19,049	(268)

Net income attributable to noncontrolling interests in operating subsidiary	(537)	-
Net income (loss) attributable to Acacia Research Corporation	$18,512	$(268)

Net income (loss) per common share attributable to Acacia Research Corporation:
Basic income (loss) per share	$0.60	$(0.01)
Diluted income (loss) per share	$0.55	$(0.01)

Weighted average number of shares outstanding, basic	30,847,403	29,639,459
Weighted average number of shares outstanding, diluted	33,411,093	29,639,459

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income (loss) including noncontrolling interests in operating subsidiary	$19,049	$(268)
Adjustments to reconcile net income (loss) including noncontrolling interests in operating subsidiary to net cash provided by operating activities :
Depreciation and amortization	1,728	1,097
Non-cash stock compensation	1,895	1,920
Loss on investments	-	(34)
Changes in assets and liabilities:
Accounts receivable	3,275	(1,954)
Prepaid expenses and other assets	(406)	273
Accounts payable and accrued expenses	71	573
Royalties and contingent legal fees payable	(5,008)	1,319
Deferred revenues	(1,500)	(308)

Net cash provided by operating activities	19,104	2,618

Cash flows from investing activities:
Purchase of property and equipment	(9)	(7)
Sale of available-for-sale investments	-	150
Patent acquisition costs	(1,320)	(162)

Net cash used in investing activities	(1,329)	(19)

Cash flows from financing activities:
Distributions to noncontrolling interests in operating subsidiary	(2,484)	-
Proceeds from the exercise of stock options	499	-

Net cash used in financing activities	(1,985)	-

Increase in cash and cash equivalents	15,790	2,599

Cash and cash equivalents, beginning	51,735	48,279

Cash and cash equivalents, ending	$67,525	$50,878

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

Acacia’s operating subsidiaries acquire, develop, license and otherwise enforce patented technologies.  Acacia’s operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that such operating subsidiaries own or control.  Acacia’s operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia’s operating subsidiaries own or control the rights to over 145 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Noncontrolling interests in Acacia’s majority-owned operating subsidiary are separately presented as a component of stockholders’ equity on the consolidated statement of financial position.  Consolidated net income or loss is adjusted to include the net income or loss attributed to the noncontrolling interests in the majority-owned operating subsidiary on the consolidated statement of operations.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, certain information and footnotes required by accounting principles generally accepted in the United States of America in annual financial statements have been omitted or condensed in accordance with quarterly reporting requirements of the Securities and Exchange Commission (“SEC”).  These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, as reported by Acacia in its Annual Report on Form 10-K.  The year-end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s financial position as of March 31, 2010, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.  Subsequent events were evaluated for disclosure in these financial statements through the date of filing the Company’s Quarterly Report on Form 10-Q as of and for the three months ended March 31, 2010 with the SEC and related issuance of these unaudited condensed consolidated financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Change in Accounting Policy for Term Agreements. Certain agreements provide for the payment of a minimum upfront fee at the inception of each contractual term in consideration for the respective intellectual property rights granted, hereinafter referred to as “term agreements.”  Effective October 1, 2009, the Company elected to change its method of accounting for its term agreements to recognize revenue when delivery of the intellectual property rights and all other arrangement deliverables has substantially occurred, which is typically at the time of execution of the related term agreement, or upon receipt of the applicable minimum upfront renewal payment, and when all other revenue recognition criteria, as described below, have been met. Prior to the change in method of accounting, fees for term agreements were deferred and amortized to revenue on a straight-line basis over the applicable contractual term.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effect of the change in accounting policy on Acacia’s previously reported consolidated financial statement line items for the three months ended March 31, 2009 was as follows (in thousands, except per share data):

	As of and for the Three Months Ended March 31, 2009
	As Reported	As Adjusted	Effect of Change
Statement of Operations:
Revenues	$12,650	$16,957	$4,307
Inventor royalties	3,528	5,377	1,849
Contingent legal fees	3,163	3,532	369
Operating loss	(2,606)	(517)	2,089
Net loss attributable to Acacia Research Corporation	(2,357)	(268)	2,089
Basic and diluted loss per share	(0.08)	(0.01)	0.07

Revenue Recognition.  Acacia recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition.”  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the agreement, (iii) amounts are fixed or determinable, and (iv) collectibility of amounts is reasonably assured.

In general, revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by Acacia’s operating subsidiaries.  These rights typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future licenses to manufacture and/or sell products covered by patented technologies owned or controlled by Acacia’s operating subsidiaries, (ii) covenants-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment.  Pursuant to the terms of these agreements, Acacia’s operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on Acacia’s operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the minimum upfront payment for term agreement renewals.  As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectibility is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met.

Cost of Revenues.  Cost of revenues include the costs and expenses incurred in connection with Acacia’s patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third parties and the amortization of patent-related acquisition costs.  These costs are included under the caption “Cost of revenues” in the accompanying consolidated statements of operations.  Refer to Note 5 for additional information regarding inventor royalties expenses and contingent legal fee expenses.

Reclassifications.  Certain operating costs and expenses previously reported for the three months ended March 31, 2009 have been reclassified to conform with the current period presentation.

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

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentrations. Two licensees accounted for 63% and 13% of revenues recognized during the three months ended March 31, 2010. Three licensees accounted for 20%, 11% and 10% of revenues recognized during the three months ended March 31, 2009. Three licensees individually represented approximately 43%, 27% and 11% of accounts receivable at March 31, 2010. Two licensees represented approximately 78% and 10% of accounts receivable at December 31, 2009.

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

Fair Value Measurements.  ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.  ASC Topic 820 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

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

ASC Topic 820 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.  Refer to Note 6 to these consolidated financial statements for information on the estimation of fair value for auction rate securities held as of March 31, 2010.

Impairment of Marketable Securities. Acacia reviews impairments associated with its investments in marketable securities, if any, to determine the classification of any impairment as “temporary” or “other-than-temporary.”   For investments classified as available-for-sale, unrealized losses that are other than temporary are recognized in the consolidated statements of operations.  An impairment is deemed other than temporary unless (a) Acacia has the ability and intent to hold an investment for a period of time sufficient for recovery of its carrying amount and (b) positive evidence indicating that the investment's carrying amount is recoverable within a reasonable period of time outweighs any evidence to the contrary. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, the carrying amount of the investment is recoverable within a reasonable period of time. Any recovery in fair value is not recorded in earnings until the security is sold or otherwise disposed of.  Refer to Note 6 to these consolidated financial statements for disclosures regarding investments in auction rate securities.

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

The tax provision for interim periods is determined using an estimate of Acacia’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter Acacia updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is made.  The 2010 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate primarily due to the anticipated utilization of available net operating loss carryforwards to reduce U.S. taxable income.  For the three months ended March 31, 2010, the tax provision relates primarily to an estimate of state alternative minimum taxes and other state tax liabilities in jurisdictions where certain of Acacia’s operating subsidiaries file separate state tax returns.  For the three months ended March 31, 2009, the tax provision relates primarily to state tax liabilities in jurisdictions where certain of Acacia’s operating subsidiaries file separate state tax returns.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At December 31, 2009, Acacia had U.S. federal and state income tax NOLs totaling approximately $86,406,000 and $68,775,000, expiring between 2010 and 2029, and 2012 and 2019, respectively.  Due to uncertainties surrounding Acacia’s ability to generate future taxable income to fully realize these assets, a full valuation allowance has been established to offset its estimated unutilized net deferred tax assets at each balance sheet date.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  Currently, Acacia estimates that it will have sufficient NOL carryforwards to offset, estimated taxable income, if any, for the periods presented.

3.  EARNINGS PER SHARE

Earnings (Loss) Per Share.  Basic income (loss) per share is computed based upon the weighted-average number of common shares outstanding, excluding unvested restricted stock.  Diluted income (loss) per share is computed based upon the weighted-average number of common shares outstanding, including the dilutive effect of common stock equivalents outstanding during the periods.  Potentially dilutive common stock equivalents primarily consist of employee stock options, unvested restricted stock, and restricted stock units (“Equity-based Incentive Awards”).

Potentially dilutive common shares from Equity-based Incentive Awards are determined by applying the treasury stock method to the assumed exercise of outstanding employee stock options, and the assumed vesting of outstanding unvested restricted stock and restricted stock units.  The following table presents the weighted-average number of common shares outstanding used in the calculation of basic and diluted income (loss) per share:

	For the Three Months Ended
	March 31, 2010	March 31, 2009

Weighted-average common shares outstanding - basic	30,847,403	29,639,459
Dilutive effect of Equity-based Incentive Awards	2,563,690	-
Weighted-average common shares outstanding - diluted	33,411,093	29,639,459

Equity-based Incentive Awards excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	277,351	5,971,465

4.  PATENTS

Acacia’s only identifiable intangible assets at March 31, 2010 and December 31, 2009, are patents and patent rights.  Patent-related accumulated amortization totaled $27,510,000 and $25,807,000 as of March 31, 2010 and December 31, 2009, respectively.

Acacia’s patents and patent rights have remaining estimated economic useful lives ranging from one to seven years. The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is five years. Annual aggregate amortization expense is estimated to be $4,268,000 for the remainder of 2010, $4,172,000 in 2011, $2,468,000 in 2012, $2,126,000 in 2013 and $1,959,000 in 2014.  For all periods presented, all acquired intangible assets were subject to amortization.

For the three months ended March 31, 2010 and 2009, Acacia incurred patent / patent rights acquisition costs totaling $1,320,000 and $162,000, respectively. The patents and patent rights acquired have estimated economic useful lives of approximately one to seven years.

5.  COMMITMENTS AND CONTINGENCIES

Inventor Royalties and Contingent Legal Expenses

In connection with the acquisition of certain patents and patent rights, certain of Acacia’s operating subsidiaries executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net revenues (as defined in the respective agreements) generated as a result of licensing and otherwise enforcing the respective patents or patent portfolios.  Inventor royalties paid pursuant to the agreements are expensed in the consolidated statements of operations in the period that the related revenues are recognized.  In certain instances, pursuant to the terms of the underlying inventor agreements, costs paid by Acacia’s operating subsidiaries to acquire patents are recoverable from future net revenues.  Patent acquisition costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of operations.  Any unamortized patent acquisition costs recovered from net revenues are expensed in the period recovered, and included in amortization expense in the consolidated statements of operations.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Acacia’s operating subsidiaries may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law in connection with their licensing and enforcement activities.  These law firms may be retained on a contingent fee basis whereby such law firms are paid on a scaled percentage of any negotiated fees, settlements or judgments awarded based on how and when the fees, settlements or judgments are obtained.  In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, Acacia’s operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.  Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the consolidated balance sheets.

The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by Acacia’s operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by such operating subsidiaries.  Inventor royalties, payments to noncontrolling interests and contingent legal fees expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor royalties, payments to noncontrolling interests and contingent legal fees expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.

During the three months ended March 31, 2010, Acacia entered into a significant agreement with an unrelated party resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, the majority of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of Acacia’s operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

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

6.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of March 31, 2010, and December 31, 2009, Acacia held investment grade auction rate securities with a par value totaling $2,685,000. Acacia’s auction rate securities primarily consist of auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program.  Auction rate securities are classified as available-for-sale securities and measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

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

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of failed auctions, there are no reliable current observable market prices available for these auction rate securities for purposes of establishing fair market value as of March 31, 2010.  As a result, the fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of March 31, 2010.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to Acacia’s auction rate securities was also considered when possible.

Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, Acacia has classified these investments as noncurrent in the accompanying consolidated balance sheets.  Further, as a result of the analysis described above, Acacia recorded an other-than-temporary loss of $296,000 and $263,000 in the statements of operations for the years ended December 31, 2009 and December 31, 2008, respectively.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to June 30, 2008, Acacia recorded realized gains totaling $26,000, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of March 31, 2010 and December 31, 2009, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $533,000.

The following table presents the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the interim periods presented (in thousands):

	For the Three Months
	Ended March 31,
	2010	2009
Auction rate securities:
Beginning balance as of January 1	$2,152	$3,239
Total gains or (losses) (realized or unrealized):
Recognized gains included in earnings	-	34
Settlements	-	(150)
Ending balance as of March 31	$2,152	$3,123

7.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued new accounting guidance which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item.  Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined.  The accounting guidance will be applied prospectively and will become effective for the Company no later than January 1, 2011.  Early adoption is allowed.  Acacia elected to adopt this accounting guidance effective January 1, 2010.  The adoption of this standard did not have an impact on Acacia’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance which prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and removes the exception from applying the general accounting principles for the consolidation of variable interest entities that are qualifying special-purpose entities. This new accounting standard is effective for transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard did not have an impact on Acacia’s financial position or results of operations.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained in Part I, Item 1 of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010, as amended on February 26, 2010.

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our operating subsidiaries acquire, develop, license and otherwise enforce patented technologies.  Our operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that our operating subsidiaries own or control.  Our operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented inventions from unauthorized use, the generation of revenue from users of their patented technologies and, if necessary, with the enforcement against unauthorized users of their patented technologies.

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 770 license agreements executed to date, across 73 of our technology licensing programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 145 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

Overview

Our operating activities during the three months ended March 31, 2010 and 2009 were principally focused on the continued development, licensing and enforcement of the patent portfolios owned or controlled by our operating subsidiaries, including the continued pursuit of multiple ongoing technology licensing and enforcement  programs and the commencement of new technology licensing and enforcement programs.  In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to partner with patent owners and continue our unique intellectual property licensing, development and enforcement activities.

We recognized revenues of $39.8 million for the three months ended March 31, 2010, as compared to $17.0 million for the three months ended March 31, 2009.

Revenues for the three months ended March 31, 2010 included fees from 40 new agreements, as compared to 28 new agreements for the three months ended March 31, 2009.  During the three months ended March 31, 2010, we executed agreements licensing 29 of our technology licensing and enforcement programs, as compared to 16 of our technology licensing and enforcement programs for the three months ended March 31, 2009.  Revenues for the three months ended March 31, 2010 included initial revenues from 13 of our technology licensing and enforcement programs, as compared to 4 of our technology licensing and enforcement programs for the three months ended March 31, 2009.

Revenues for the three months ended March 31, 2010 included fees from the following technology licensing and enforcement programs:

● Audio Communications Fraud Detection technology
● Authorized Spending Accounts technology
● Business Process Modeling (BPM) technology (1)
● Compiler technology(1)
● Credit Card Fraud Protection technology
● Database Access technology
● Database Management technology
● Disk Array Systems & Storage Area Network technology(1)
● DMT® technology
● Facilities Operation Management System technology(1)
● High Performance Computer Architecture technology
● Improved Lighting technology(1)
● Interactive Mapping technology(1)
● Internet Radio Advertising technology
● Medical Image Stabilization technology

●     Medical Monitoring technology(1)
●     Network Monitoring technology(1)
●     Network Remote Access technology(1)
●     Picture Archiving & Communications System technology
●     Pop-up Internet Advertising technology
●     Records Management technology(1)
● Rule Based Monitoring technology
● Software Installation technology(1)
● Storage technology
● Telematics technology
● Virtual Computer Workspaces technology
● Virtual Server technology
● Visual Data Evaluation technology(1)
● Website Crawling technology(1)

________________________________
(1) Initial revenues recognized during the period.

Revenues for the three months ended March 31, 2009 included fees from the following technology licensing and enforcement programs:

● Audio Communications Fraud Detection technology
● Child-friendly Secure Mobile Phones technology(1)
● DMT® technology
● eCommerce Pricing technology
● Encrypted Media & Playback Devices technology(1)
● Heated Surgical Blades technology(1)
● High Quality Image Processing technology
● Location Based Services technology

● Online Auction Guarantee technology
● Picture Archiving & Communication Systems technology
● Pop-up Internet Advertising technology
● Projector technology
● Remote Management of Imaging Devices technology
● Rule Based Monitoring technology
● Surgical Catheter technology(1)
● Telematics technology

________________________________
(1) Initial revenues recognized during the period.

Our revenues historically have fluctuated quarterly based on the number of patented technology portfolios owned or controlled by our operating subsidiaries, the timing and results of patent filings and other enforcement proceedings relating to our intellectual property rights, the number of active licensing and enforcement programs, and the relative maturity of active licensing programs during the applicable periods.  Additional factors impacting the amount of revenues recognized each period are included below.  Although revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, we believe that none of our patents or patent portfolios are individually significant to our licensing and enforcement business as a whole.

We measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on consolidated revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues totaled $90.2 million as of March 31, 2010, as compared to $67.3 million as of December 31, 2009, $65.7 million as of September 30, 2009, $63.4 million as of June 30, 2009, and $56.1 million as of March 31, 2009.

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on the number of patent portfolios owned or controlled by our operating subsidiaries on a consolidated basis.  As of March 31, 2010, December 31, 2009, and March 31, 2009, on a consolidated basis, our operating subsidiaries owned or controlled the rights to approximately 145, 135 and 105 patent portfolios, respectively, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

For the three months ended March 31, 2010, consolidated net income was $18.5 million, as compared to a net loss of $268,000 for the three months ended March 31, 2009.  Results for the three months ended March 31, 2010 included non-cash stock compensation and patent amortization charges totaling $3.6 million, as compared to $3.0 million for the three months ended March 31, 2009.

Marketing, general and administrative expenses for the three months ended March 31, 2010 increased to $6.3 million, including non-cash stock compensation charges of $1.9 million, from $5.4 million, including non-cash stock compensation charges of $1.9 million, for the three months ended March 31, 2009, primarily due to an increase in variable performance-based compensation costs.

Inventor royalties, including net income attributable to noncontrolling interests in operating subsidiary, or payments to noncontrolling interests, for the three months ended March 31, 2010 were $4.4 million, as compared to $5.4 million for the three months ended March 31, 2009.  Contingent legal fees expenses for the three months ended March 31, 2010 were $4.4 million, as compared to $3.5 million for the three months ended March 31, 2009.  On a combined basis, inventor royalties, including payments to noncontrolling interests, and contingent legal fees, as a percentage of total revenues decreased to 22%, as compared to 53%, respectively, for the same periods.  The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by our operating subsidiaries.  Inventor royalties, payments to noncontrolling interests and contingent legal fees expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue arrangements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor royalties, payments to noncontrolling interests and contingent legal fees expenses will continue to fluctuate and may vary significantly period to period, based primarily on these factors.

During the three months ended March 31, 2010, we entered into a significant agreement with an unrelated party resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, the majority of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of our operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

Litigation and licensing expenses-patents for the three months ended March 31, 2010 increased to $3.7 million, as compared to $1.7 million for the three months ended March 31, 2009, due to an increase in out-of-pocket expenses related to litigation and licensing support, third-party technical consulting expenses, professional expert expenses and other litigation support and administrative costs incurred in connection with our investment in certain of our licensing and enforcement programs with trial dates scheduled for 2010, and a net increase in costs related to new licensing and enforcement programs commenced since the end of the prior year quarter.  Litigation and licensing expenses-patents for the three months ended March 31, 2010 decreased 34%, as compared to $5.6 million of litigation and licensing expenses-patents recorded for the three months ended December 31, 2009.

We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

We pursue enforcement actions in connection with our licensing and enforcement programs which can involve certain risks and uncertainties, including the following:

●
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

●	Our patented technologies and enforcement actions are complex, and, as a result, we may be required to appeal adverse decisions by trial courts in order to successfully enforce our patents;

●	New legislation, regulations or rules related to enforcement actions could significantly increase our operating costs and decrease our revenue generating opportunities; and

●
Courts may rule that our subsidiaries have violated certain statutory, regulatory, federal, local or governing rules or standards by pursuing such enforcement actions, which may expose us and our operating subsidiaries to material liabilities, which could harm our operating results and our financial position.

Investments in Patent Portfolios

During the three months ended March 31, 2010, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, 11 patent portfolios covering a variety of applications, as follows:

●	Online Promotion. This patented technology generally relates to online promotion of consumer products and can be used to provide consumers with web access to discount coupons and rebate offers.

●
Shape Memory Alloys. The patented technology generally relates to using shape memory alloys such as Nitinol to fabricate medical devices that utilize the memory effect and/or superelasticity of the alloy. The technology can be used to improve cardiovascular and endoscopic procedures such as embolic protection (inferior vena cava filters, carotid filters, etc.) and kidney stone retrieval.

●	Intraluminal Device. This patented technology generally relates to securing intraluminal devices, such as stent grafts, in the body.

●
Information Portal Software. The patented technology generally relates to customizable user interfaces presenting information from a variety of sources and can be used in public, private enterprise, and consumer portals.

●
Line Screen Printing. This patented technology generally relates to line screen printing methods to produce halftone images. This technology can be used to facilitate prints that reduce artifacts such as color Moire.

●
Catheter Insertion. The patented technology generally relates to catheterization of patients using a guide wire and a flushing port.  The technology can be used to facilitate insertion of catheters for intravenous treatments such as chemotherapy for cancer, drug therapy for pain mitigation or antibiotic therapy for infections.

●	Portable Credit Card Processing. This patented technology generally relates to delivering an order to a residence and validating credit card information using a portable device.

●
Disk Array Systems & Storage Area Network. The patented technologies generally relate to Storage Area Network (SAN), covering various aspects of network-based storage devices, including architecture, data storage and monitoring, and disk array systems, covering disk drive interface, storage data integrity and system architecture.

●	Business Process Modeling (BPM). The patented technology generally relates to systems which define and execute business processes.

●
Wireless and Communications. The patents cover various wireless and other communications technologies which can be used in cellular phone systems and optical networking products.  The patents also cover inventions relating to database middleware, software development utilities, encryption and other technologies.

●
Wireless Multimedia. This patented technology generally relates to retrieval of multimedia information by wireless devices.  This technology can be used for relaying multimedia information such as real-time sporting events to handheld wireless devices.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the consolidated financial statements for the periods presented.

As of March 31, 2010, on a consolidated basis, our operating subsidiaries owned or controlled the rights to over 145 patent portfolios, as compared to over 105 patent portfolios as of March 31, 2009.

As of March 31, 2010, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

Critical Accounting Estimates

Our unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009.  In addition, refer to Note 2 to the consolidated financial statements included in this report.

Comparison of the Results of Operations for the Three Months Ended March 31, 2010 and 2009

Net Income (Loss) Attributable to Acacia Research Corporation (In thousands)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Net income (loss) attributable to Acacia Research Corporation	$18,512	$(268)

The changes in net income (loss) were primarily due to the operating results and activities for the periods presented as discussed below.

Revenue (In thousands)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Revenues	$39,772	$16,957

Revenues.  In general, revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries.  These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future licenses to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries, (ii) covenants-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.

Revenues for the three months ended March 31, 2010 included fees from 40 new agreements, as compared to 28 new agreements for the three months ended March 31, 2009.  Revenues for the three months ended March 31, 2010 included initial revenues from 13 of our technology licensing and enforcement programs, as compared to 4 of our technology licensing and enforcement programs for the three months ended March 31, 2009.

Two licensees accounted for 63% and 13% of revenues recognized during the three months ended March 31, 2010, as compared to three licensees accounting for 20%, 11% and 10% of revenues recognized during the three months ended March 31, 2009.

Revenues recognized by our operating subsidiaries fluctuate from period to period primarily based on the following factors:

●
the dollar amount of agreements executed each period, which can be driven by the nature and characteristics of the technology or technologies being licensed and the magnitude of infringement associated with a specific licensee;

●
the specific terms and conditions of agreements executed each period, including the nature and characteristics of rights granted, and the periods of infringement or term of use contemplated by the respective payments;

●	fluctuations in the total number of agreements executed;

●	fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of fees due;

●	the timing of the receipt of periodic payments and/or reports from licensees; and

●	fluctuations in the net number of active licensees period to period.

The increase in revenues for the periods presented was primarily due to an increase in the average revenue per agreement and also reflects an increase in the number of agreements executed during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.

Cost of Revenues and Net Income Attributable to Noncontrolling Interests (In thousands)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Cost of revenues:
Inventor royalties	$3,911	$5,377
Contingent legal fees	4,407	3,532
Litigation and licensing expenses - patents	3,696	1,708
Amortization of patents	1,703	1,065
Net income attributable to noncontrolling interests in operating subsidiary	537	-

Inventor Royalties, Net Income Attributable to Noncontrolling Interests in Operating Subsidiary and Contingent Legal Fees Expense.  Net income attributable to noncontrolling interests in operating subsidiary, represents the portion of net proceeds from the licensing and enforcement activities of our majority-owned operating subsidiary that are distributable to the operating subsidiary’s noncontrolling interest holders pursuant to the underlying operating agreement.  The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by our operating subsidiaries.  Inventor royalties, payments to noncontrolling interests and contingent legal fees expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period.

	Three Months Ended
	March 31, 2010 vs.
	March 31, 2009
Increase in revenues	135%
Decrease in inventor royalties and payments to noncontrolling interests	(17%)	Note a
Increase in contingent legal fees expense	25%	Note b
Decrease in inventor royalties expense, payments to noncontrolling interests
and contingent legal fees expense	(1%)	Note a,b

	For the Three Months
	Ended March 31,
	2010	2009
Inventor royalties and payments to noncontrolling interests as a percentage of revenues	11%	32%	Note a
Contingent legal fees expenses as a percentage of revenues	11%	21%	Note b
Inventor royalties, payments to noncontrolling interests and contingent legal fees, combined, as a percentage of revenues	22%	53%	Note a,b
________________________
(a)
Inventor royalties and payments to noncontrolling interests decreased, as compared to the increase in revenues for the periods presented, as shown above, primarily due to a portion of revenues recognized during the three months ended March 31, 2010 having no corresponding inventor royalty arrangement obligations.

(b)
Contingent legal fees expense increased 25%, as compared to the 135% increase in revenues for the periods presented, as shown above, primarily due to a portion of revenues recognized during the three months ended March 31, 2010 having no corresponding contingent legal fee arrangement obligations.

Litigation and Licensing Expenses - Patents.  Litigation and licensing expenses-patents include patent-related prosecution and enforcement costs incurred by outside patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis.  Litigation and licensing expenses-patents also includes licensing and enforcement related third-party patent research, development, consulting, and other costs incurred in connection with the licensing and enforcement of patent portfolios.  Litigation and licensing expenses-patents fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.  The net increase during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, is primarily due to an increase in litigation support related out of pocket expenses, third party technical consulting expenses and professional expert expenses incurred in connection with our continued investment in certain of our licensing and enforcement programs with trial dates scheduled during 2010, and a net increase in costs related to new licensing and enforcement programs commenced since the end of the prior year period.

We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Operating Costs and Expenses (In thousands)

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,895 and $1,920 for the three months ended March 31, 2010 and 2009, respectively)	$6,332	$5,378

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

For the Three Months
Ended March 31,
2010 vs. 2009
Addition of licensing, business development and engineering personnel and other personnel costs	$630
Corporate, general and administrative costs	349
Non-cash stock compensation expense	(25)

Inflation

Inflation has not had a significant impact on us.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents and investments generated from our operating activities.  Our management believes that the cash and cash equivalent balances, investments, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet our cash requirements through at least May 2011 and for the foreseeable future. We may however encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” beginning on page 7 of our Annual Report on Form 10-K for the year ended December 31, 2009.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have been experiencing extreme volatility and disruption for more than 12 months. Recently, the volatility and disruption have reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business may suffer.

Cash and Investments

Our consolidated cash and cash equivalents and investments totaled $69.7 million at March 31, 2010, compared to $53.9 million at December 31, 2009.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Net cash provided by (used in):
Operating activities	$19,104	$2,618
Investing activities	(1,329)	(19)
Financing activities	(1,985)	-

Cash Flows from Operating Activities.  Cash receipts from licensees for the three months ended March 31, 2010 increased to $41.5 million, from $14.7 million in the comparable 2009 period, primarily reflecting the net increase in revenues for the same periods, as discussed above.  Cash outflows from operations for the three months ended March 31, 2010 increased to $22.4 million, as compared to $12.1 million in the comparable 2009 period, due to the net increase in operating expenses, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. Net cash used in investing activities for the three months ended March 31, 2010 included patent-related acquisition costs totaling $1.3 million, as compared to $162,000 in the comparable 2009 period.

Cash Flows from Financing Activities.  Net cash used in financing activities during the three months ended March 31, 2010 included net distributions to non-controlling interests in operating subsidiary totaling $2.5 million, which was partially offset by proceeds from the exercise of stock options totaling $499,000.

Working Capital

The primary components of working capital are cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, royalties and contingent legal fees payable and the current portion of deferred revenues.  Working capital at March 31, 2010 was $55.4 million, compared to $36.0 million at December 31, 2009.  Refer to “Liquidity and Capital Resources - Cash and Investments” above for a discussion of the impact of activities related to cash and investments on working capital for the periods presented.

Consolidated accounts receivable from licensees decreased to $1.8 million at March 31, 2010, compared to $5.1 million at December 31, 2009.  Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with revenue agreements executed during the period, and the timing of cash receipts on accounts receivable balances recorded in previous periods.

Consolidated royalties and contingent legal fees payable decreased to $7.4 million at March 31, 2010, compared to $12.4 million at December 31, 2009.  Royalties and contingent legal fees payable balances fluctuate based on the factors described above and the timing of payment of current and prior period royalties and contingent legal fees payable to inventors and outside attorneys, respectively.

The majority of accounts receivable from licensees at March 31, 2010 were collected or scheduled to be collected in the second quarter of 2010, in accordance with the terms of the related underlying agreements. The majority of royalties and contingent legal fees payable are scheduled to be paid in the second quarter of 2010, upon receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Accounts payable and accrued expenses increased to $8.1 million at March 31, 2010, from $8.0 million at December 31, 2009, due primarily to the related timing of payments to attorneys and other vendors.

All revenue recognition criteria related to the December 31, 2009 balance of deferred revenues, totaling $1.5 million, were met during the three months ended March 31, 2010.  As such, the $1.5 million in deferred revenues as of December 31, 2009 was recognized as revenues in the statement of operations for the three months ended March 31, 2010.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2010.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists our material known future cash commitments as of March 31, 2010:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,776	$635	$1,141	$-	$-
Total contractual obligations	$1,776	$635	$1,141	$-	$-

As of March 31, 2010, the liability for uncertain tax positions, associated primarily with state income taxes, was $86,000, of which none is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in the accompanying consolidated balance sheets.

Recent Accounting Pronouncements

Refer to Note 2 and Note 7 to the consolidated financial statements included in this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2010, our investments were comprised of money market funds and auction rate securities. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of March 31, 2010.  Refer to “Liquidity and Capital Resources” and Note 6 to the consolidated financial statements included in this report for additional information.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this quarterly report. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report  to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended March 31, 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
______________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By: /s/ Paul R. Ryan
Paul R. Ryan
Chief Executive Officer

By: /s/ Clayton J. Haynes
Clayton J. Haynes
Chief Financial Officer and Treasurer

Date:   May 7, 2010

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