Form 10-Q
period 2010-06-30
ACACIA RESEARCH CORP
filed 2010-08-02
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Mark One
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of July 28, 2010, 34,422,801 shares of the registrant’s common stock, $0.001 par value, were issued and outstanding.

ACACIA RESEARCH CORPORATION

i

PART I.   FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$67,501	$51,735
Accounts receivable	2,595	5,110
Prepaid expenses and other current assets	1,839	1,081
Total current assets	71,935	57,926

Property and equipment, net of accumulated depreciation	145	163
Patents, net of accumulated amortization	16,710	17,510
Investments - noncurrent	2,152	2,152
Other assets	505	505
	$91,447	$78,256

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$9,120	$8,006
Royalties and contingent legal fees payable	5,306	12,402
Deferred revenues	-	1,510
Total current liabilities	14,426	21,918

Other liabilities	280	369
Total liabilities	14,706	22,287

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 34,263,201 and 31,912,066 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	34	32
Additional paid-in capital	182,302	173,672
Accumulated deficit	(105,596)	(120,242)
Total Acacia Research Corporation stockholders' equity	76,740	53,462

Noncontrolling interests in operating subsidiary	1	2,507

Total stockholders' equity	76,741	55,969
	$91,447	$78,256

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues	$15,006	$14,356	$54,778	$31,313

Operating costs and expenses:
Cost of revenues:
Inventor royalties	2,877	2,019	6,788	7,396
Contingent legal fees	3,465	3,190	7,872	6,722
Litigation and licensing expenses - patents	4,433	2,753	8,129	4,461
Amortization of patents	1,876	1,060	3,579	2,125
Marketing, general and administrative expenses (including non-cash stock compensation expense of $2,064 and $3,959 for the three and six months ended June 30, 2010, respectively and $2,181 and $4,101 for the three and six months ended June 30, 2009, respectively)	6,056	5,748	12,388	11,126
Research, consulting and other expenses - business development	453	396	825	810
Total operating costs and expenses	19,160	15,166	39,581	32,640

Operating income (loss)	(4,154)	(810)	15,197	(1,327)

Other income:
Interest income	20	47	39	99
Gain on foreign currency translation	-	-	-	201
Gain on investments	-	-	-	34
Total other income	20	47	39	334

Income (loss) from operations before benefit (provision) for income taxes	(4,134)	(763)	15,236	(993)

Benefit (provision) for income taxes	13	(39)	(308)	(77)

Net income (loss) including noncontrolling interests in operating subsidiary	(4,121)	(802)	14,928	(1,070)

Net (income) loss attributable to noncontrolling interests in operating subsidiary	255	(2,121)	(282)	(2,121)

Net income (loss) attributable to Acacia Research Corporation	$(3,866)	$(2,923)	$14,646	$(3,191)

Net income (loss) per common share attributable to Acacia Research Corporation:
Basic income (loss) per share	$(0.12)	$(0.10)	$0.47	$(0.11)
Diluted income (loss) per share	$(0.12)	$(0.10)	$0.43	$(0.11)
Weighted average number of shares outstanding, basic	31,664,869	29,741,168	31,258,394	29,690,595
Weighted average number of shares outstanding, diluted	31,664,869	29,741,168	34,133,988	29,690,595

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss) including noncontrolling interests in operating subsidiary	$14,928	$(1,070)
Adjustments to reconcile net income (loss) including noncontrolling interests in operating subsidiary to net cash provided by operating activities:
Depreciation and amortization	3,625	2,188
Non-cash stock compensation	3,959	4,101
Loss on investments	-	(34)
Changes in assets and liabilities:
Accounts receivable	2,515	4,904
Prepaid expenses and other assets	(758)	(1,433)
Accounts payable and accrued expenses	525	1,308
Royalties and contingent legal fees payable	(7,096)	(469)
Deferred revenues	(1,510)	(308)

Net cash provided by operating activities	16,188	9,187

Cash flows from investing activities:
Purchase of property and equipment	(28)	(23)
Sale of available-for-sale investments	-	150
Patent acquisition costs	(2,279)	(412)

Net cash used in investing activities	(2,307)	(285)

Cash flows from financing activities:
Distributions to noncontrolling interests in operating subsidiary	(2,788)	-
Repurchased restricted common stock	-	(1,058)
Proceeds from the exercise of stock options	4,673	-

Net cash provided by (used in) financing activities	1,885	(1,058)

Increase in cash and cash equivalents	15,766	7,844

Cash and cash equivalents, beginning	51,735	48,279

Cash and cash equivalents, ending	$67,501	$56,123

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

Acacia’s operating subsidiaries acquire, develop, license and otherwise enforce patented technologies.  Acacia’s operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that such operating subsidiaries own or control.  Acacia’s operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia’s operating subsidiaries own or control the rights to over 150 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Noncontrolling interests in Acacia’s majority-owned operating subsidiary are separately presented as a component of stockholders’ equity on the consolidated statement of financial position.  Consolidated net income or loss is adjusted to include the net income or loss attributed to the noncontrolling interests in the majority-owned operating subsidiary in the consolidated statement of operations.  Refer to accompanying consolidated financial statements for related balances, if any, for the periods presented.  There were no net assets attributable to noncontrolling interests at January 1, 2009.

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

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia’s financial position as of June 30, 2010, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Change in Accounting Policy for Term Agreements. Certain revenue agreements provide for the payment of a minimum upfront fee at the inception of each contractual term in consideration for the respective intellectual property rights granted, hereinafter referred to as “term agreements.”  Effective October 1, 2009, the Company elected to change its method of accounting for its term agreements to recognize revenue when delivery of the intellectual property rights and all other arrangement deliverables has substantially occurred, which is typically at the time of execution of the related term agreement, or upon receipt of the applicable minimum upfront renewal payment, and when all other revenue recognition criteria, as described below, have been met.   Prior to the change in method of accounting, fees for term agreements were deferred and amortized to revenue on a straight-line basis over the applicable contractual term.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effect of the change in accounting policy on Acacia’s previously reported consolidated financial statement line items for the three and six months ended June 30, 2009 was as follows (in thousands, except per share data):

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
			Effect of			Effect of
	As Reported	As Adjusted	Change	As Reported	As Adjusted	Change

Revenues	$15,031	$14,356	$(675)	$27,681	$31,313	$3,632
Inventor royalties	2,352	2,019	(333)	5,880	7,396	1,516
Contingent legal fees	3,257	3,190	(67)	6,420	6,722	302
Operating loss	(535)	(810)	(275)	(3,141)	(1,327)	1,814
Net loss attributable to Acacia Research Corporation	(2,648)	(2,923)	(275)	(5,005)	(3,191)	1,814
Basic and diluted loss per share	(0.09)	(0.10)	(0.01)	(0.17)	(0.11)	0.06

Revenue Recognition.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the agreement, (iii) amounts are fixed or determinable, and (iv) collectibility of amounts is reasonably assured.

In general, revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by Acacia’s operating subsidiaries.  These rights typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by Acacia’s operating subsidiaries, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment.  Pursuant to the terms of these agreements, Acacia’s operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on Acacia’s operating subsidiaries’ part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the minimum upfront payment for term agreement renewals.  As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectibility is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met.

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

Reclassifications.  Certain operating costs and expenses previously reported for the three and six months ended June 30, 2009 have been reclassified to conform with the current period presentation.

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

Concentrations. Two licensees individually accounted for 17% and 10% of revenues recognized during the three months ended June 30, 2010, and one licensee individually accounted for 46% of revenues recognized during the six months ended June 30, 2010.  Two licensees individually accounted for 33% and 10% of revenues recognized during the three months ended June 30, 2009, and one licensee individually accounted for 18% of revenues recognized during the six months ended June 30, 2009. Three licensees individually represented approximately 21%, 17% and 10% of accounts receivable at June 30, 2010. Two licensees represented approximately 78% and 10% of accounts receivable at December 31, 2009.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Stock-Based Compensation. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the consolidated statements of operations, on a straight-line basis, over the employee’s requisite service period (generally the vesting period of the equity award) which is generally one to four years.  The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The fair value of restricted stock awards is determined by the product of the number of shares granted and the grant date market price of the underlying common stock.  Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate.  Pre-vesting option forfeitures are estimated at the time of grant and are reflected in stock-based compensation expense recognized in the consolidated statements of operations.

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

ASC Topic 820 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.  Refer to Note 6 to these consolidated financial statements for information on the estimation of fair value for auction rate securities held as of June 30, 2010.

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

The tax provision for interim periods is determined using an estimate of Acacia’s annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter Acacia updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is made.  The 2010 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate due primarily to the anticipated utilization of available net operating loss (“NOL”) carryforwards to reduce U.S. taxable income.  For the three and six months ended June 30, 2010, the tax provision relates primarily to an estimate of state alternative minimum taxes and other state tax liabilities in jurisdictions where certain of Acacia’s operating subsidiaries file separate state tax returns.  For the three and six months ended June 30, 2009, the tax provision relates primarily to state tax liabilities in jurisdictions where certain of Acacia’s operating subsidiaries file separate state tax returns.

At December 31, 2009, Acacia had U.S. federal and state income tax NOLs totaling approximately $86,406,000 and $68,775,000, expiring between 2010 and 2029, and 2012 and 2019, respectively.  Due to uncertainties surrounding Acacia’s ability to generate future taxable income to fully realize these assets, a full valuation allowance has been established to offset its estimated unutilized net deferred tax assets at each balance sheet date.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  Currently, Acacia estimates that it will have sufficient NOL carryforwards to offset estimated taxable income, if any, for the periods presented.

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

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Weighted-average common shares outstanding - basic	31,664,869	29,741,168	31,258,394	29,690,595
Dilutive effect of Equity-based Incentive Awards	-	-	2,875,594	-
Weighted-average common shares outstanding - diluted	31,664,869	29,741,168	34,133,988	29,690,595

Equity-based Incentive Awards excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	4,281,668	5,373,698	254,538	5,373,698

4.  PATENTS

Acacia’s only identifiable intangible assets at June 30, 2010 and December 31, 2009, are patents and patent rights.  Patent-related accumulated amortization totaled $27,846,000 and $25,807,000 as of June 30, 2010 and December 31, 2009, respectively.

Acacia’s patents and patent rights have remaining estimated economic useful lives ranging from one to seven years.  The weighted-average remaining estimated economic useful life of Acacia’s patents and patent rights is five years.  Annual aggregate amortization expense is estimated to be $2,603,000 for the remainder of 2010, $4,260,000 in 2011, $2,734,000 in 2012, $2,438,000 in 2013 and $2,250,000 in 2014.  For all periods presented, all acquired intangible assets were subject to amortization.

For the six months ended June 30, 2010 and 2009, Acacia incurred patent / patent rights acquisition costs totaling $2,279,000 and $412,000, respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately one to seven years.

During the three months ended June 30, 2010, as provided for in the underlying agreement, an Acacia operating subsidiary elected to terminate its rights to a patent portfolio, resulting in the acceleration of amortization expense for the patent related asset totaling $338,000.

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

During the six months ended June 30, 2010, Acacia entered into a significant agreement with an unrelated party resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, the majority of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of Acacia’s operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

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

Other

        Creative Internet Advertising Corporation (“CIAC”), an operating subsidiary of Acacia, received a $12.4 million final judgment stemming from its May 2009 trial verdict and corresponding $6.6 million damages award in its patent infringement lawsuit with Yahoo! Inc.  In the final judgment, signed on February 1, 2010, the District Court for the Eastern District of Texas awarded enhanced damages for willful infringement of $4.5 million.  The District Court also awarded prejudgment interest of $1.1 million, as well as supplemental damages, bringing the total award to approximately $12.4 million.  In addition, the District Court’s final judgment awarded a post-verdict ongoing royalty rate of 23% for all of Yahoo’s IMVironments sales.  Yahoo! Inc is appealing the verdict.

        During 2009, CIAC purchased a specific contingency insurance policy covering approximately $6.9 million of the final judgment, and in April 2010, increased the policy to cover the remaining balance of the final judgment.  Under the policy, the insurer will, subject to all of the terms, conditions, and limitations of the underlying policy, indemnify CIAC for covered losses incurred as a result of a final adjudication entered in the underlying litigation (for example, as a result of a successful appeal by the defendant in the litigation) which results in a revised final judgment amount that is less than the $12.4 million final judgment covered under the policy.

6.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of June 30, 2010, and December 31, 2009, Acacia held investment grade auction rate securities with a par value totaling $2,685,000. Acacia’s auction rate securities primarily consist of auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program.  Auction rate securities are classified as available-for-sale securities and measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

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

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As a result of failed auctions, there are no reliable current observable market prices available for these auction rate securities for purposes of establishing fair market value as of June 30, 2010.  As a result, the fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of June 30, 2010.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to Acacia’s auction rate securities was also considered when possible.

Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, Acacia has classified these investments as noncurrent in the accompanying consolidated balance sheets.  Further, as a result of the analysis described above, Acacia recorded an other-than-temporary loss of $296,000 and $263,000 in the consolidated statements of operations for the years ended December 31, 2009 and December 31, 2008, respectively.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to June 30, 2008, Acacia recorded realized gains totaling $26,000, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of June 30, 2010 and December 31, 2009, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $533,000.

The following table presents the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the interim periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Auction rate securities:
Beginning balance as of April 1 and January 1, respectively	$2,152	$3,123	$2,152	$3,239
Total gains (realized or unrealized):
Recognized gains included in earnings	-	-	-	34
Settlements	-	-	-	(150)
Ending balance as of June 30	$2,152	$3,123	$2,152	$3,123

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

On January 1, 2010, Acacia adopted the provisions of a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities.  This standard clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has a controlling financial interest and the ability to direct the most significant activities that impact the VIE’s economic performance.  This standard requires the primary beneficiary assessment to be performed on a continuous basis.  It also requires additional disclosures about an entity’s involvement with a VIE, restrictions on the VIE’s assets and liabilities that are included in the reporting entity’s condensed consolidated balance sheet, significant risk exposures due to the entity’s involvement with the VIE, and how its involvement with a VIE impacts the reporting entity’s condensed consolidated financial statements.  The standard is effective for fiscal years beginning after November 15, 2009.  The adoption of this standard did not have a material impact on Acacia’s financial position or results of operations.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 870 license agreements executed to date, across 75 of our technology licensing programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 150 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

Executive Overview

Our operating activities for the periods presented were principally focused on the continued development, licensing and enforcement of the patent portfolios owned or controlled by our operating subsidiaries, including the continued pursuit of multiple ongoing technology licensing and enforcement programs and the commencement of new technology licensing and enforcement programs.  In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to partner with patent owners and continue our unique intellectual property licensing, development and enforcement activities.

Activities during the periods presented included the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues (in thousands)	$15,006	$14,356	$54,778	$31,313
New agreements executed	89	22	129	50
Technology, licensing and enforcement programs generating revenues	22	16	39	20
Technology, licensing and enforcement programs with initial revenues	2	1	15	5
Number of patent portfolios acquired	12	8	23	13

We measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on consolidated revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues totaled $90.8 million as of June 30, 2010, as compared to $90.2 million as of March 31, 2010, $67.3 million as of December 31, 2009, $65.7 million as of September 30, 2009, and $63.4 million as of June 30, 2009.

Revenues for the six months ended June 30, 2010 included fees from the following technology licensing and enforcement programs:

• Audio Communications Fraud Detection technology
• Authorized Spending Accounts technology
• Business Process Modeling (BPM) technology(1)
• Compiler technology(1)
• Credit Card Fraud Protection technology
• Database Access technology
• Database Management technology
• Digital Video Enhancement technology(1)(2)
• Disk Array Systems & Storage Area Network technology(1)
• DMT® technology
• Document Generation technology
• Facilities Operation Management System technology(1)
• File Locking In Shared Storage Networks
• High Performance Computer Architecture
• Image Resolution Enhancement technology
• Improved Lighting technology(1)
• Interactive Mapping technology(1)
• Internet Radio Advertising technology
• Lighting Ballast technology
• Location Based Services technology

• Medical Image Stabilization technology
• Medical Monitoring technology(1)
• Mutli-Dimensional Database Compression technology
• Network Monitoring technology(1)
• Network Remote Access technology(1)
• Online Auction Guarantee technology
• Online Newsletters with Links technology(1)(2)
• Online Promotion technology
• Picture Archiving & Communications System technology
• Pop-up Internet Advertising technology
• Records Management technology(1)
• Rule Based Monitoring technology
• Software Installation technology(1)
• Storage technology
• Telematics technology
• Virtual Computer Workspace technology
• Virtual Server technology
• Visual Data Evaluation technology(1)
• Website Crawling technology(1)

________________________________
(1)	Initial revenues recognized during the six months ended June 30, 2010.
(2)	Initial revenues recognized during the three months ended June 30, 2010.

Revenues for the six months ended June 30, 2009 included fees from the following technology licensing and enforcement programs:

• Audio Communications Fraud Detection technology
• Audio Video Enhancement & Synchronization technology
• Child-friendly Secure Mobile Phones technology(1)
• Credit Card Fraud Protection technology
• Database Access technology(1)(2)
• DMT® technology
• eCommerce Pricing technology
• Encrypted Media & Playback Devices technology(1)
• Heated Surgical Blades technology(1)
• High Quality Image Processing technology

• Location Based Services technology
• Medical Image Stabilization technology
• Online Auction Guarantee technology
• Picture Archiving & Communication Systems technology
• Pop-up Internet Advertising technology
• Projector technology
• Remote Management of Imaging Devices technology
• Rule Based Monitoring technology
• Surgical Catheter technology(1)
• Telematics technology

________________________________
(1)	Initial revenues recognized during the six months ended June 30, 2009.
(2)	Initial revenues recognized during the three months ended June 30, 2009.

Our revenues historically have fluctuated quarterly based on the number of patented technology portfolios owned or controlled by our operating subsidiaries, the timing and results of patent filings and other enforcement proceedings relating to our intellectual property rights, the number of active licensing and enforcement programs, and the relative maturity of active licensing programs during the applicable periods.  Additional factors impacting the amount of revenues recognized each period are included below.  Although revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, we believe that none of our individual patents or patent portfolios is individually significant to our licensing and enforcement business as a whole.

Summary of Results of Operations

Refer to the table below for an overview of the results of operations for the three and six months ended June 30, 2010 and 2009 (In thousands):

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2010	2009	Change	2010	2009	Change

Revenues	$15,006	$14,356	5%	$54,778	$31,313	75%
Operating costs and expenses	19,160	15,166	26%	39,581	32,640	21%
Non-cash amortization of patents and non-cash stock compensation expense	3,940	3,241	22%	7,538	6,226	21%
Net (income) loss attributable to noncontrolling interests in operating subsidiary	255	(2,121)	(112%)	(282)	(2,121)	(87%)
Operating income (loss)	(4,154)	(810)	413%	15,197	(1,327)	(1245%)
Net income (loss) attributable to Acacia Research Corporation	(3,866)	(2,923)	32%	14,646	(3,191)	(559%)

Overview - Three months ended June 30, 2010 compared with the three months ended June 30, 2009

•	Revenues increased by $650,000, or 5%, due primarily to an increase in the number of agreements executed, which was partially offset by a decrease in the average revenue per agreement.
•
On a combined basis, inventor royalties, including net (income) loss attributable to noncontrolling interests, and contingent legal fees, as a percentage of total revenues, decreased to 41%, as compared to 51%, primarily reflecting lower related inventor royalty rates for the portfolios generating revenues.

•
Litigation and licensing expenses-patents increased to $4.4 million, as compared to $2.8 million, due to an increase in litigation and licensing support related out of pocket expenses, third party technical consulting expenses, professional expert expenses and other litigation support and administrative costs incurred in connection with certain of our licensing and enforcement programs that went to trial and concluded during the second quarter of 2010, our continued investment in certain of our licensing and enforcement programs with trial dates scheduled for 2010 and 2011, and new licensing and enforcement programs commenced since the end of the prior year quarter. The increase was partially offset by a decrease in costs related to certain of our enforcement programs that went to trial and/or otherwise concluded in periods prior to the second quarter of 2010.

•
Marketing, general and administrative expenses increased by $308,000, or 5%, due primarily to a minor net increase in engineering and licensing personnel, an increase in variable performance-based compensation costs and an increase in corporate, general and administrative costs.

•	Non-cash charges increased due primarily to scheduled amortization on patent portfolios acquired since the end of the prior year period.

Overview - Six months ended June 30, 2010 compared with the six months ended June 30, 2009

•
Revenues increased by $23.5 million, or 75%, due primarily to an increase in the average revenue per agreement.  In the first quarter of 2010, we entered into a significant revenue agreement with an unrelated party resolving pending patent matters.

•
On a combined basis, inventor royalties, including net (income) loss attributable to noncontrolling interests, and contingent legal fees, as a percentage of total revenues decreased to 27%, as compared to 52%.  The significant revenue agreement with an unrelated party entered into in the first quarter of 2010 resulted in the grant of certain intellectual property rights and recognition of revenues, the majority of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of our operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

•
Litigation and licensing expenses-patents increased to $8.1 million, as compared to $4.5 million, due to an increase in expenses incurred in connection with certain of our licensing and enforcement programs that went to trial and concluded during the second quarter of 2010, our continued investment in licensing and enforcement programs with trial dates scheduled for 2010 and 2011, and a net increase in costs related to new licensing and enforcement programs commenced since the end of the prior year period.  The increase was partially offset by a decrease in costs related to certain of our enforcement programs that went to trial and/or otherwise concluded in periods prior to the second quarter of 2010.

•
Marketing, general and administrative expenses increased by $1.3 million, or 11%, due primarily to a minor net increase in engineering and licensing personnel and an increase in variable performance-based compensation costs.

•	Non-cash charges increased due primarily to scheduled amortization on patent portfolios acquired since the end of the prior year period.

We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

The pursuit of enforcement actions in connection with our licensing and enforcement programs can involve certain risks and uncertainties, including the following:

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

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on the number of patent portfolios owned or controlled by our operating subsidiaries on a consolidated basis.  As of June 30, 2010, December 31, 2009, and June 30, 2009, on a consolidated basis, our operating subsidiaries owned or controlled the rights to approximately over 150, 135 and 110 patent portfolios, respectively, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

During the six months ended June 30, 2010, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, 23 patent portfolios covering a variety of applications, as follows:

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

•	Intraluminal Device. This patented technology generally relates to securing intraluminal devices, such as stent grafts, in the body.

•
Information Portal Software. The patented technology generally relates to customizable user interfaces presenting information from a variety of sources and can be used in public, private enterprise, and consumer portals.

•
Line Screen Printing. This patented technology generally relates to line screen printing methods to produce halftone images. This technology can be used to facilitate prints that reduce artifacts such as color Moire.

•
Catheter Insertion. The patented technology generally relates to catheterization of patients using a guide wire and a flushing port.  The technology can be used to facilitate insertion of catheters for intravenous treatments such as chemotherapy for cancer, drug therapy for pain mitigation or antibiotic therapy for infections.

•	Portable Credit Card Processing. This patented technology generally relates to delivering an order to a residence and validating credit card information using a portable device.

•
Disk Array Systems & Storage Area Network. The patented technologies generally relate to Storage Area Network (SAN), covering various aspects of network-based storage devices, including architecture, data storage and monitoring, and disk array systems, covering disk drive interface, storage data integrity and system architecture.

•	Business Process Modeling (BPM). The patented technology generally relates to systems which define and execute business processes.

•
Wireless and Communications. The patents cover various wireless and other communications technologies which can be used in cellular phone systems and optical networking products.  The patents also cover inventions relating to database middleware, software development utilities, encryption and other technologies.

•
Wireless Multimedia. This patented technology generally relates to retrieval of multimedia information by wireless devices.  This technology can be used for relaying multimedia information such as real-time sporting events to handheld wireless devices.

•	Camera Support. This patented technology generally relates to an apparatus for supporting cameras and can be used to mount Web cameras to structures such as monitors and laptops.

•	Lighting Control. This patented technology generally relates to energy saving and control features of residential and commercial electrical lighting circuits and switches.

•	Greeting Card. This patented technology generally relates to the processing and printing of greeting cards and can be used by online merchants.

•	Evaluation of Diamonds and Gemstones. This patented technology uses computer models to generate faster and more accurate diamond and gemstone grading.

•	Optical Recording. This patented technology generally relates to optical data storage devices and optical recording media, such as CDs, DVDs and Blu-ray Discs.

•
Mobile Computer. The patent portfolio includes patents relating to improvements in user interfaces and the technologies used to create them.  These technologies are in mobile devices such as mobile phones and tablet computers.

•	Computer Storage Restoration. This patented technology generally relates to the restoration of storage devices to a previous state.

•
Video and Software. The patented technologies generally relate to the encoding of video and tracking of video objects as well as software covering operating systems and object-oriented development environments.

•	Handheld Device. This patented technology generally relates to capturing information from a source and providing items based on such information.

•
GPS. This patented technology generally relates to interference identification and mitigation in GPS receivers, such as those found in various mobile devices (e.g., mobile phones, personal navigation devices, etc.) and other consumer and commercial applications.

•	Energy Trading. This patented technology generally relates to the trading of electric energy between participants, such as utility companies.

•
MEMS. The patented technologies generally relate to microelectromechanical systems known as MEMS and can be found in devices such as pressure sensors used in automotive, medical and industrial applications.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the consolidated financial statements for the periods presented.

As of June 30, 2010, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

Critical Accounting Estimates

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009.  In addition, refer to Note 2 to the consolidated financial statements included in this report.

Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Revenue (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenues	$15,006	$14,356	$54,778	$31,313

Revenues.  In general, revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries.  These rights typically include some combination of the following: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by our operating subsidiaries, (ii) a covenants-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

New agreements executed	89	22	129	50
Technology, licensing and enforcement programs with initial revenues	2	1	15	5

Two licensees accounted for 17% and 10% of revenues recognized during the three months ended June 30, 2010, and two licensees accounted for 33% and 10% of revenues recognized during the three months ended June 30, 2009.  One licensee accounted for 46% of revenues recognized during the six months ended June 30, 2010, and one licensee accounted for 18% of revenues recognized during the six months ended June 30, 2009.

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

•	fluctuations in the total number of agreements executed;

•	fluctuations in the sales results or other royalty per unit activities of our licensees that impact the calculation of fees due;

•	the timing of the receipt of periodic payments and/or reports from licensees; and

•	fluctuations in the net number of active licensees period to period.

The increase in revenues for the three month periods presented was due primarily to an increase in the number of agreements executed, which was partially offset by a decrease in the average revenue per agreement.  The increase in revenues for the six month periods presented was due primarily to an increase in the average revenue per agreement for the three months ended March 31, 2010, which was partially offset by a decrease in the average revenue per agreement for the three months ended June 30, 2010.

Cost of Revenues (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cost of revenues:
Inventor royalties	$2,877	$2,019	$6,788	$7,396
Contingent legal fees	3,465	3,190	7,872	6,722
Litigation and licensing expenses - patents	4,433	2,753	8,129	4,461
Amortization of patents	1,876	1,060	3,579	2,125
Net (income) loss attributable to noncontrolling interests in operating subsidiary	255	(2,121)	(282)	(2,121)

Inventor Royalties, Net Income Attributable to Noncontrolling Interests in Operating Subsidiary and Contingent Legal Fees Expense.  Net income attributable to noncontrolling interests in operating subsidiary, represents the portion of net proceeds from the licensing and enforcement activities of our majority-owned operating subsidiary that are distributable to the operating subsidiary’s noncontrolling interest holders pursuant to the underlying operating agreement.  The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by our operating subsidiaries.  As such, these costs fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period.

	Three Months Ended		Six Months Ended
	June 30, 2010 vs. 2009		June 30, 2010 vs. 2009

Increase in revenues	5%		75%
Decrease in inventor royalties and net (income) loss attributable to noncontrolling interests	(37%)	Note (a)	(26%)	Note (c)
Increase in contingent legal fees expense	9%	Note (b)	17%	Note (d)
Decrease in inventor royalties expense, net (income) loss attributable to noncontrolling interests and contingent legal fees expense	(17%)	Note (a),(b)	(8%)	Note (c),(d)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009

Inventor royalties and net (income) loss attributable to noncontrolling interests as a percentage of revenues	17%	29%	Note (a)	13%	30%	Note (c)
Contingent legal fees expenses as a percentage of revenues	23%	22%	Note (b)	14%	21%	Note (d)
Inventor royalties, net (income) loss attributable to noncontrolling interests and contingent legal fees, combined, as a percentage of revenues	41%	51%	Note (a),(b)	27%	52%	Note (c),(d)
______________________
(a)
Inventor royalties and net (income) loss attributable to noncontrolling interests decreased, as compared to the increase in revenues for the periods presented, due to lower related inventor royalty rates for the portfolios generating revenues for the three months ended June 30, 2010.

(b)	Increase in contingent legal fees is consistent with related increase in revenues.

(c)
Inventor royalties and net (income) loss attributable to noncontrolling interests decreased, as compared to the increase in revenues for the periods presented, due primarily to a portion of revenues recognized during the six months ended June 30, 2010 having no corresponding inventor royalty arrangement obligations.  Decrease also reflects lower related inventor royalty rates for the portfolios generating revenues for the six months ended June 30, 2010.

(d)
Contingent legal fees expense increased less than the increase in related revenues for the periods presented, due primarily to a portion of revenues recognized during the six months ended June 30, 2010 having no corresponding contingent legal fee arrangement obligations.

Litigation and Licensing Expenses - Patents.  Litigation and licensing expenses-patents include patent-related prosecution and enforcement costs incurred by outside patent attorneys engaged on an hourly basis and the out-of-pocket expenses incurred by law firms engaged on a contingent fee basis.  Litigation and licensing expenses-patents also includes licensing and enforcement related third-party patent research, development, consulting, and other costs incurred in connection with the licensing and enforcement of patent portfolios.  Litigation and licensing expenses-patents fluctuate from period to period based on patent enforcement and prosecution activity associated with ongoing licensing and enforcement programs and the timing of the commencement of new licensing and enforcement programs in each period.  The net increase during the three and six months ended June 30, 2010, as compared to the three and six months ended June 30, 2009, is due primarily to an increase in litigation support related out of pocket expenses, third party technical consulting expenses and professional expert expenses incurred in connection with certain of our licensing and enforcement programs that went to trial and concluded in the second quarter of 2010, our continued investment in certain of our licensing and enforcement programs with trial dates scheduled during 2010 and 2011, and a net increase in costs related to new licensing and enforcement programs commenced since the end of the prior year period.  The increase was partially offset by a decrease in costs related to certain of our enforcement programs that went to trial and/or otherwise concluded in periods prior to the second quarter of 2010.

We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Amortization of Patents.  Amortization expense increased due primarily to scheduled amortization on patent portfolios acquired since the end of the prior year period.  In addition, during the second quarter of 2010, our operating subsidiary elected to terminate its rights to a patent portfolio, resulting in the acceleration of amortization expense for the patent related asset totaling $338,000.  Refer to “Liquidity and Capital Resources” below, and Note 4 to the consolidated financial statements contained elsewhere herein, for patent and patent rights acquisition costs incurred for the periods presented, and additional information.

Operating Costs and Expenses (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Marketing, general and administrative expenses (including non-cash stock stock compensation expense of $2,064 and $3,959 for the three and six months ended June 30, 2010, respectively and $2,181 and $4,101 for the three and six months ended June 30, 2009, respectively)	$6,056	$5,748	$12,388	$11,126

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

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2010 vs. 2009	2010 vs. 2009

Addition of licensing, business development and engineering personnel and other personnel costs	$240	$1,165
Corporate, general and administrative costs	185	239
Non-cash stock compensation expense	(117)	(142)

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents and investments generated from our operating activities.  Our management believes that the cash and cash equivalent balances, investments, anticipated cash flow from operations and other external sources of available credit, will be sufficient to meet our cash requirements through at least August 2011 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2010.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

Cash and Investments

Our consolidated cash and cash equivalents and investments totaled $69.7 million at June 30, 2010, compared to $53.9 million at December 31, 2009.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Six Months Ended
	June 30, 2010	June 30, 2009

Net cash provided by (used in):
Operating activities	$16,188	$9,187
Investing activities	(2,307)	(285)
Financing activities	1,885	(1,058)

Cash Flows from Operating Activities.  Cash receipts from licensees for the six months ended June 30, 2010 increased to $55.8 million, from $35.9 million in the comparable 2009 period, primarily reflecting the net increase in revenues for the same periods, as discussed above.  Cash outflows from operations for the six months ended June 30, 2010 increased to $39.6 million, as compared to $26.7 million in the comparable 2009 period, due to the net increase in operating expenses, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. Net cash used in investing activities for the six months ended June 30, 2010 included patent-related acquisition costs totaling $2.3 million, as compared to $412,000 in the comparable 2009 period.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the six months ended June 30, 2010 included net distributions to non-controlling interests in operating subsidiary totaling $2.8 million, which was partially offset by proceeds from the exercise of stock options totaling $4.7 million.

In May 2009, our board of directors approved a restricted stock vesting net issuance program.  Under the program, upon the vesting of unvested shares of restricted common stock, we withheld from fully vested shares of common stock otherwise deliverable to any employee-participant in our equity compensation programs, a number of whole shares of common stock having a fair market value (as determined by us as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of ours in connection with the vesting of such shares.  Of a total of 560,767 shares of restricted stock vesting in June 2009, 168,536 shares of common stock were withheld by the Company, in satisfaction of $1.1 million in required withholding tax liability.

Working Capital

The primary components of working capital are cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and royalties and contingent legal fees payable.  Working capital at June 30, 2010 was $57.5 million, compared to $36.0 million at December 31, 2009.  Refer to “Liquidity and Capital Resources - Cash and Investments” above for a discussion of the impact of activities related to cash and investments on working capital for the periods presented.

Consolidated accounts receivable from licensees decreased to $2.6 million at June 30, 2010, compared to $5.1 million at December 31, 2009.  Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with revenue agreements executed during the period, and the timing of cash receipts on accounts receivable balances recorded in previous periods.

Consolidated royalties and contingent legal fees payable decreased to $5.3 million at June 30, 2010, compared to $12.4 million at December 31, 2009.  Royalties and contingent legal fees payable balances fluctuate based on the factors described above and the timing of payment of current and prior period royalties and contingent legal fees payable to inventors and outside attorneys, respectively.

The majority of accounts receivable from licensees at June 30, 2010 were collected or scheduled to be collected in the third quarter of 2010, in accordance with the terms of the related underlying agreements.   The majority of royalties and contingent legal fees payable are scheduled to be paid in the third quarter of 2010, upon receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Accounts payable and accrued expenses increased to $9.1 million at June 30, 2010, from $8.0 million at December 31, 2009, due primarily to the related timing of payments to attorneys and other vendors.

All revenue recognition criteria related to the December 31, 2009 balance of deferred revenues, totaling $1.5 million, were met in January 2010, and therefore, the revenue was recognized in the consolidated statement of operations for the first quarter of 2010.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2010.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists our known contractual obligations and future cash commitments as of June 30, 2010:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating leases	$1,540	$399	$1,141	$-	$-
Total contractual obligations	$1,540	$399	$1,141	$-	$-

As of June 30, 2010, the liability for uncertain tax positions, associated primarily with state income taxes, was $86,000, none of which is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in our consolidated balance sheets included in this report.

Recent Accounting Pronouncements

Refer to Note 2 and Note 7 to the consolidated financial statements included in this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities, certificates of deposit and auction rate securities. As of June 30, 2010, our investments were comprised of money market funds and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of June 30, 2010.  Refer to “Liquidity and Capital Resources” and Note 6 to the consolidated financial statements included in this report for additional information.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended June 30, 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:   August 2, 2010

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