Form 10-Q
period 2010-09-30
ACACIA RESEARCH CORP
filed 2010-11-01
CIK 934549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________
FORM 10-Q
________________________________________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number: 0-26068
________________________________________
ACACIA RESEARCH CORPORATION
(Exact name of registrant as specified in its charter)
________________________________________

DELAWARE	95-4405754
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
500 Newport Center Drive, Newport Beach, California 92660
(Address of principal executive offices)

(949) 480-8300
(Registrant's telephone number, including area code)
________________________________________

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

As of October 29, 2010, 34,855,119 shares of the registrant's common stock, $0.001 par value, were issued and outstanding.

i

PART I--FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share information)
(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$83,426	$51,735
Accounts receivable	38,980	5,110
Prepaid expenses and other current assets	1,779	1,081
Total current assets	124,185	57,926

Property and equipment, net of accumulated depreciation	136	163
Patents, net of accumulated amortization	15,242	17,510
Investments - noncurrent	2,152	2,152
Other assets	514	505
	$142,229	$78,256

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,367	$8,006
Royalties and contingent legal fees payable	24,862	12,402
Deferred revenues	—	1,510
Total current liabilities	33,229	21,918

Other liabilities	290	369
Total liabilities	33,519	22,287

Commitments and contingencies (Note 5)

Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, par value $0.001 per share; 100,000,000 shares authorized; 34,762,019 and 31,912,066 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	35	32
Additional paid-in capital	186,044	173,672
Accumulated deficit	(80,921)	(120,242)
Total Acacia Research Corporation stockholders' equity	105,158	53,462

Noncontrolling interests in operating subsidiaries	3,552	2,507

Total stockholders' equity	108,710	55,969
	$142,229	$78,256

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share information)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenues	$63,949	$16,169	$118,727	$47,482

Operating costs and expenses:
Cost of revenues:
Inventor royalties	14,508	4,673	21,296	12,069
Contingent legal fees	9,739	3,799	17,611	10,521
Litigation and licensing expenses - patents	2,890	3,957	11,019	8,418
Amortization of patents	1,963	1,245	5,542	3,370
Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,615 and $5,574 for the three and nine months ended September 30, 2010, respectively and $1,472 and $5,573 for the three and nine months ended September 30, 2009, respectively)	6,353	4,709	18,741	15,835
Research, consulting and other expenses - business development	461	363	1,286	1,173
Total operating costs and expenses	35,914	18,746	75,495	51,386
Operating income (loss)	28,035	(2,577)	43,232	(3,904)

Other income:
Interest income	44	23	83	122
Gain on foreign currency translation	—	—	—	201
Gain on investments	—	201	—	235
Total other income	44	224	83	558

Income (loss) from operations before provision for income taxes	28,079	(2,353)	43,315	(3,346)
Provision for income taxes	(297)	(47)	(605)	(124)
Net income (loss) including noncontrolling interests in operating subsidiaries	27,782	(2,400)	42,710	(3,470)
Net income attributable to noncontrolling interests in operating subsidiaries	(3,107)	(1,029)	(3,389)	(3,150)
Net income (loss) attributable to Acacia Research Corporation	$24,675	$(3,429)	$39,321	$(6,620)

Net income (loss) per common share attributable to Acacia Research Corporation:
Basic income (loss) per share	$0.75	$(0.11)	$1.24	$(0.22)
Diluted income (loss) per share	$0.70	$(0.11)	$1.14	$(0.22)
Weighted average number of shares outstanding, basic	32,794,553	30,071,492	31,776,074	29,818,956
Weighted average number of shares outstanding, diluted	35,105,353	30,071,492	34,448,666	29,818,956

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income (loss) including noncontrolling interests in operating subsidiaries	$42,710	$(3,470)
Adjustments to reconcile net income (loss) including noncontrolling interests in operating subsidiaries to net cash provided by operating activities:
Depreciation and amortization	5,608	3,465
Non-cash stock compensation	5,574	5,573
Gain on investments	—	(235)
Changes in assets and liabilities:
Accounts receivable	(33,870)	901
Prepaid expenses and other assets	(707)	(4,378)
Accounts payable and accrued expenses	82	2,574
Royalties and contingent legal fees payable	12,460	1,774
Deferred revenues	(1,510)	(308)

Net cash provided by operating activities	30,347	5,896

Cash flows from investing activities:
Purchase of property and equipment	(39)	(60)
Sale of available-for-sale investments	—	990
Patent acquisition costs	(3,074)	(9,162)

Net cash used in investing activities	(3,113)	(8,232)

Cash flows from financing activities:
Distributions to noncontrolling interests in operating subsidiary	(2,788)	(2,121)
Contributions from noncontrolling interests in operating subsidiary	444	—
Repurchased restricted common stock	—	(1,107)
Proceeds from the exercise of stock options	6,801	85

Net cash provided by (used in) financing activities	4,457	(3,143)

Increase (decrease) in cash and cash equivalents	31,691	(5,479)

Cash and cash equivalents, beginning	51,735	48,279

Cash and cash equivalents, ending	$83,426	$42,800

The accompanying notes are an integral part of these consolidated financial statements.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. As used herein, “Acacia” and the “Company” refer to Acacia Research Corporation and/or its wholly and majority-owned operating subsidiaries.  All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia's wholly and majority-owned operating subsidiaries.

Acacia's operating subsidiaries acquire, develop, license and otherwise enforce patented technologies.  Acacia's operating subsidiaries generate revenues and related cash flows from the granting of intellectual property rights for the use of, or pertaining to, patented technologies that such operating subsidiaries own or control.  Acacia's operating subsidiaries assist patent owners with the prosecution and development of their patent portfolios, the protection of their patented technologies from unauthorized use, the generation of revenue from users of their patented technologies and, if necessary, the enforcement against unauthorized users of their patented technologies. Currently, on a consolidated basis, Acacia's operating subsidiaries own or control the rights to over 160 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

Basis of Presentation.  The accompanying consolidated financial statements include the accounts of Acacia and its wholly and majority-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Noncontrolling interests in Acacia's majority-owned operating subsidiaries are separately presented as a component of stockholders' equity on the consolidated statements of financial position.  Consolidated net income or loss is adjusted to include the net income or loss attributed to the noncontrolling interests in majority-owned operating subsidiaries in the consolidated statements of operations.  Refer to accompanying consolidated financial statements for related balances, if any, for the periods presented.  There were no net assets attributable to noncontrolling interests at January 1, 2009.

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

The consolidated financial statements of Acacia include all adjustments of a normal recurring nature which, in the opinion of management, are necessary for a fair statement of Acacia's financial position as of September 30, 2010, and results of its operations and its cash flows for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The effect of the change in accounting policy on Acacia's previously reported consolidated financial statement line items for the three and nine months ended September 30, 2009 was as follows (in thousands, except per share data):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009			2009
	As Reported	As Adjusted	Effect of Change	As Reported	As Adjusted	Effect of Change

Revenues	$12,831	$16,169	$3,338	$40,512	$47,482	$6,970
Inventor royalties	3,010	4,673	1,663	8,890	12,069	3,179
Contingent legal fees	3,470	3,799	329	9,890	10,521	631
Operating loss	(3,923)	(2,577)	1,346	(7,064)	(3,904)	3,160
Net loss attributable to Acacia Research Corporation	(4,775)	(3,429)	1,346	(9,780)	(6,620)	3,160
Basic and diluted loss per share	(0.16)	(0.11)	0.04	(0.33)	(0.22)	0.11

Revenue Recognition.  Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the agreement, (iii) amounts are fixed or determinable, and (iv) collectibility of amounts is reasonably assured.

In general, revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by Acacia's operating subsidiaries.  These rights typically include some combination of the following:  (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies owned or controlled by Acacia's operating subsidiaries, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation.  The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment.  Pursuant to the terms of these agreements, Acacia's operating subsidiaries have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on Acacia's operating subsidiaries' part to maintain or upgrade the technology, or provide future support or services.  Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the minimum upfront payment for term agreement renewals.  As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectibility is reasonably assured, or upon receipt of the minimum upfront fee for term agreement renewals, and when all other revenue recognition criteria have been met.

Cost of Revenues.  Cost of revenues include the costs and expenses incurred in connection with Acacia's patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third parties and the amortization of patent-related acquisition costs.  These costs are included under the caption “Cost of revenues” in the accompanying consolidated statements of operations.  Refer to Note 5 for additional information regarding inventor royalties expenses and contingent legal fee expenses.

Reclassifications.  Certain operating costs and expenses previously reported for the three and nine months ended September 30, 2009 have been reclassified to conform with the current period presentation.

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

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Concentrations. Two licensees individually accounted for 62% and 16% of revenues recognized during the three months ended September 30, 2010, and two licensees individually accounted for 33% and 21% of revenues recognized during the nine months ended September 30, 2010.  Three licensees individually accounted for 25% , 20% and 19% of revenues recognized during the three months ended September 30, 2009, and two licensees individually accounted for 17% and 11% of revenues recognized during the nine months ended September 30, 2009. Two licensees individually represented approximately 58% and 26% of accounts receivable at September 30, 2010. Two licensees represented approximately 78% and 10% of accounts receivable at December 31, 2009.

Stock-Based Compensation. The compensation cost for all stock-based awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense in the consolidated statements of operations, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity award) which is generally one to four years.  The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  The fair value of restricted stock awards is determined by the product of the number of shares granted and the grant date market price of the underlying common stock.  Stock-based compensation expense is recorded only for those awards expected to vest using an estimated forfeiture rate.  Pre-vesting option forfeitures are estimated at the time of grant and are reflected in stock-based compensation expense recognized in the consolidated statements of operations.

Fair Value Measurements.  ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”), defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date and also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available.  ASC Topic 820 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

•	Level 1 - Observable Inputs: Quoted prices in active markets for identical investments;

•	Level 2 - Pricing Models with Significant Observable Inputs: Other significant observable inputs, including quoted prices for similar investments, interest rates, credit risk, etc.; and

•	Level 3 - Unobservable Inputs: Significant unobservable inputs, including the entity's own assumptions in determining the fair value of investments.

ASC Topic 820 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.  Refer to Note 6 to these consolidated financial statements for information on the estimation of fair value for auction rate securities held as of September 30, 2010.

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

Income Taxes.  Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in Acacia's consolidated financial statements or consolidated tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized.

The tax provision for interim periods is determined using an estimate of Acacia's annual effective tax rate, adjusted for discrete items, if any, that are taken into account in the relevant period. Each quarter, Acacia updates its estimate of the annual effective tax rate, and if the estimated tax rate changes, a cumulative adjustment is made.  The 2010 annual effective tax rate is estimated to be lower than the 35% U.S. federal statutory rate due primarily to the anticipated utilization of available net operating loss (“NOL”) carryforwards to reduce U.S. taxable income.  For the three and nine months ended September 30, 2010, the tax provision relates primarily to an estimate of state alternative minimum taxes and other state tax liabilities in jurisdictions where certain of Acacia's operating subsidiaries file separate state tax returns.  For the three and nine months ended September 30, 2009, the tax provision relates primarily to state tax liabilities in jurisdictions where certain of Acacia's operating subsidiaries file separate state tax returns.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At December 31, 2009, Acacia had U.S. federal and state income tax NOLs totaling approximately $86,406,000 and $68,775,000, expiring between 2010 and 2029, and 2012 and 2019, respectively.  Due to uncertainties surrounding Acacia's ability to generate future taxable income to fully realize these assets, a full valuation allowance has been established to offset its estimated unutilized net deferred tax assets at each balance sheet date.  Utilization of NOL credit carryforwards can be subject to a substantial annual limitation due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  Currently, Acacia estimates that it will have sufficient NOL carryforwards to offset estimated taxable income, if any, for the periods presented.

In October 2010, the State of California passed a state budget including provisions furthering the suspension of the use of net operating losses for the 2010 and 2011 tax years. As a result, California State NOLs will not be available to offset California taxable income, if any, for the 2010 or 2011 tax years. In accordance with ASC 740, "Income Taxes," the effects of the new tax legislation on taxes payable have not been recognized in the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2010, prior to October 2010 enactment of the new tax legislation. The tax effect of the change in tax laws on taxes payable for the current fiscal year will be recorded after the effective date prescribed in the statutes and reflected in the computation of the annual effective tax rate in the fourth quarter of 2010, the first interim period that includes the enactment date of the new legislation. As of September 30, 2010, the California corporate state tax rate was 8.84% and would be applied to estimated taxable income without regard to stock option deductions for the tax year ending December 31, 2010, in calculating our estimate annual effective rate. Acacia is currently assessing the implementation of potential tax planning strategies to reduce the impact of the change in tax law.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	January 1, 2010	January 1, 2009	January 1, 2010	January 1, 2009

Weighted-average common shares outstanding - basic	32,794,553	30,071,492	31,776,074	29,818,956
Dilutive effect of Equity-based Incentive Awards	2,310,800	—	2,672,592	—
Weighted-average common shares outstanding - diluted	35,105,353	30,071,492	34,448,666	29,818,956

Equity-based Incentive Awards excluded from the computation of diluted income (loss) per share because the effect of inclusion would have been anti-dilutive	64,768	5,341,165	250,336	5,341,165

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.  PATENTS

Acacia's only identifiable intangible assets at September 30, 2010 and December 31, 2009, are patents and patent rights.  Patent-related accumulated amortization totaled $29,809,000 and $25,807,000 as of September 30, 2010 and December 31, 2009, respectively.

Acacia's patents and patent rights have remaining estimated economic useful lives ranging from one to seven years.  The weighted-average remaining estimated economic useful life of Acacia's patents and patent rights is five years.  Annual aggregate amortization expense is estimated to be $1,293,000 for the remainder of 2010, $4,249,000 in 2011, $2,723,000 in 2012, $2,427,000 in 2013 and $2,194,000 in 2014.  For all periods presented, all acquired intangible assets were subject to amortization.

For the nine months ended September 30, 2010 and 2009, Acacia incurred patent / patent rights acquisition costs totaling $3,074,000 and $9,162,000, respectively.  The patents and patent rights acquired have estimated economic useful lives of approximately one to seven years.

During the nine months ended September 30, 2010, certain operating subsidiaries recovered up-front patent portfolio acquisition costs from applicable net licensing proceeds pursuant to the provisions of the underlying inventor agreements, prior to the scheduled amortization of such up-front patent portfolio acquisition costs, resulting in the acceleration of amortization expense for the applicable patent related assets. Accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $643,000 and $1.2 million for the three and nine months ended September 30, 2010, respectively, and $42,000, for the three and nine months ended September 30, 2009.

During the nine months ended September 30, 2010, as provided for in the underlying agreement, an Acacia operating subsidiary elected to terminate its rights to a patent portfolio, resulting in the acceleration of amortization expense for the patent related asset totaling $338,000.

5.  COMMITMENTS AND CONTINGENCIES

Inventor Royalties and Contingent Legal Expenses

In connection with the acquisition of certain patents and patent rights, certain of Acacia's operating subsidiaries executed related agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net revenues (as defined in the respective agreements) generated as a result of licensing and otherwise enforcing the respective patents or patent portfolios.  Inventor royalties paid pursuant to the agreements are expensed in the consolidated statements of operations in the period that the related revenues are recognized.  In certain instances, pursuant to the terms of the underlying inventor agreements, costs paid by Acacia's operating subsidiaries to acquire patents are recoverable from future net revenues.  Patent acquisition costs that are recoverable from future net revenues are amortized over the estimated economic useful life of the related patents, or as the prepaid royalties are earned by the inventor, as appropriate, and the related expense is included in amortization expense in the consolidated statements of operations.  Any unamortized patent acquisition costs recovered from net revenues are expensed in the period recovered, and included in amortization expense in the consolidated statements of operations.

Acacia's operating subsidiaries may retain the services of law firms that specialize in intellectual property licensing and enforcement and patent law in connection with their licensing and enforcement activities.  These law firms may be retained on a contingent fee basis whereby such law firms are paid on a scaled percentage of any negotiated fees, settlements or judgments awarded based on how and when the fees, settlements or judgments are obtained.  In instances where there are no recoveries from potential infringers, no contingent legal fees are paid; however, Acacia's operating subsidiaries may be liable for certain out of pocket legal costs incurred pursuant to the underlying legal services agreement.  Legal fees advanced by contingent law firms that are required to be paid in the event that no license recoveries are obtained are expensed as incurred and included in liabilities in the consolidated balance sheets.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by Acacia's operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by such operating subsidiaries.  Inventor royalties, payments to noncontrolling interests and contingent legal fees expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor royalties, payments to noncontrolling interests and contingent legal fees expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.

During the nine months ended September 30, 2010, Acacia entered into significant agreements with unrelated third parties resolving pending patent matters that resulted in the grant of certain intellectual property rights and recognition of revenues, the majority of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of Acacia's operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

Patent Enforcement and Other Litigation

Acacia is subject to claims, counterclaims and legal actions that arise in the ordinary course of business.  Management believes that the ultimate liability with respect to these claims and legal actions, if any, will not have a material effect on Acacia's consolidated financial position, results of operations or cash flows.  Certain of Acacia's operating subsidiaries are often required to engage in litigation to enforce their patents and patent rights.  In connection with any of Acacia's operating subsidiaries' patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against Acacia or its operating subsidiaries or award attorney's fees and/or expenses to a defendant(s), which could be material, and if required to be paid by Acacia or its operating subsidiaries, could materially harm the Company's operating results and financial position.

Other

        Creative Internet Advertising Corporation (“CIAC”), an operating subsidiary of Acacia, received a $12.4 million final judgment stemming from its May 2009 trial verdict and corresponding $6.6 million damages award in its patent infringement lawsuit with Yahoo! Inc.  In the final judgment, signed on February 1, 2010, the District Court for the Eastern District of Texas awarded enhanced damages for willful infringement of $4.5 million.  The District Court also awarded prejudgment interest of $1.1 million, as well as supplemental damages, bringing the total award to approximately $12.4 million.  In addition, the District Court's final judgment awarded a post-verdict ongoing royalty rate of 23% for all of Yahoo's IMVironments sales.  Yahoo! Inc is appealing the verdict.

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

In August 2010, a wholly-owned subsidiary of Acacia became the general partner of the Acacia Intellectual Property Fund, L.P. (the "Acacia IP Fund"), which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund will acquire, license and enforce intellectual property consisting primarily of patents, patent rights, and patented technologies.

6.  FAIR VALUE MEASUREMENTS AND AUCTION RATE SECURITIES

As of September 30, 2010 and December 31, 2009, Acacia held investment grade auction rate securities with a par value totaling $2,685,000. Acacia's auction rate securities primarily consist of auction rate investments backed by student loans, issued under programs such as the Federal Family Education Loan Program.  Auction rate securities are classified as available-for-sale securities and measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

As a result of failed auctions, there are no reliable current observable market prices available for these auction rate securities for purposes of establishing fair market value as of September 30, 2010.  As a result, the fair values of these securities are estimated utilizing an analysis of certain unobservable inputs and by reference to a discounted cash flow analysis as of September 30, 2010.  These analyses considered, among other items, the underlying structure of each security, the collateral underlying the security investments, the creditworthiness of the counterparty, the present value of future principal and contractual interest payments discounted at rates considered to be reflective of current market conditions, consideration of the probabilities of default, continued auction failure, or repurchase or redemption at par for each period, and estimates of the time period over which liquidity related issues will be resolved.  Observable market data for instruments with similar characteristics to Acacia's auction rate securities was also considered when possible.

Due to the estimate that the market for these student loan collateralized instruments may take in excess of twelve months to fully recover, Acacia has classified these investments as noncurrent assets in the accompanying consolidated balance sheets.  Further, as a result of the analysis described above, Acacia recorded an other-than-temporary loss of $296,000 and $263,000 in the consolidated statements of operations for the years ended December 31, 2009 and December 31, 2008, respectively.  As a result of partial redemptions at par on certain of these auction rate securities subsequent to June 30, 2008, Acacia recorded realized gains totaling $26,000, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities.  As of September 30, 2010 and December 31, 2009, the net other-than-temporary loss on auction rate securities collateralized by student loan portfolios totaled $533,000.

The following table presents the auction rate securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the interim periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Balance as of July 1 and January 1, respectively	$2,152	$3,123	$2,152	$3,239
Total gains (realized or unrealized):
Recognized gains included in earnings (1)	—	201	—	235
Settlements	—	(840)	—	(990)
Balance as of September 30	$2,152	$2,484	$2,152	$2,484
(1) Total realized gains on redemptions or partial redemptions at par of auction rate securities for the periods presented.

7.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board issued new accounting guidance which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated.  This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item.  Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined.  The accounting guidance will be applied prospectively and will become effective for the Company no later than January 1, 2011.  Early adoption is allowed.  Acacia elected to adopt this accounting guidance effective January 1, 2010.  The adoption of this standard did not have an impact on Acacia's financial position or results of operations.

ACACIA RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

On January 1, 2010, Acacia adopted the provisions of a new accounting standard which provides amendments to previous guidance on the consolidation of variable interest entities.  This standard clarifies the characteristics that identify a variable interest entity (“VIE”) and changes how a reporting entity identifies a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards calculation to a qualitative approach based on which variable interest holder has a controlling financial interest and the ability to direct the most significant activities that impact the VIE's economic performance.  This standard requires the primary beneficiary assessment to be performed on a continuous basis.  It also requires additional disclosures about an entity's involvement with a VIE, restrictions on the VIE's assets and liabilities that are included in the reporting entity's condensed consolidated balance sheet, significant risk exposures due to the entity's involvement with the VIE, and how its involvement with a VIE impacts the reporting entity's condensed consolidated financial statements.  The standard is effective for fiscal years beginning after November 15, 2009.  The adoption of this standard did not have a material impact on Acacia's financial position or results of operations.

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

This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 and concern matters that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations” and other sections of this Quarterly Report on Form 10-Q. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “should,” “could,” “expect,” “plan,” “believe,” “estimate,” “anticipate,” “intend,” “predict,” “potential,” “continue,” or similar terms, variations of such terms or the negative of such terms, although not all forward-looking statements contain these terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning intellectual property acquisition and development, licensing and enforcement activities, capital expenditures, earnings, litigation, regulatory matters, markets for our services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in demand for our services, legislative, regulatory and competitive developments in markets in which we and our subsidiaries operate, results of litigation and other circumstances affecting anticipated revenues and costs. We expressly disclaim any intent, obligation or undertaking to update or revise any forward-looking statements contained herein to conform such statements to actual results or to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Readers are urged to carefully review and consider the various disclosures made by us, which attempt to advise interested parties of the risks, uncertainties, and other factors that affect our business, including without limitation the disclosures made under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements” in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and disclosures made under the captions “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and  “Financial Statements and Supplementary Data” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

General

As used in this Quarterly Report on Form 10-Q, “we,” “us” and “our” refer to Acacia Research Corporation, a Delaware corporation, and/or its wholly and majority-owned operating subsidiaries. All intellectual property acquisition, development, licensing and enforcement activities are conducted solely by certain of Acacia Research Corporation's wholly and majority-owned operating subsidiaries.

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

We are a leader in licensing patented technologies and have established a proven track record of licensing success with over 920 license agreements executed to date, across 87 of our technology licensing programs.  Currently, on a consolidated basis, our operating subsidiaries own or control the rights to over 160 patent portfolios, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

We were originally incorporated in California in January 1993 and reincorporated in Delaware in December 1999.

Executive Overview

Our operating activities for the periods presented were principally focused on the continued development, licensing and enforcement of the patent portfolios owned or controlled by our operating subsidiaries, including the continued pursuit of our ongoing technology licensing and enforcement programs and the commencement of new technology licensing and enforcement programs.  In addition, we continued our focus on business development, including the acquisition of several additional patent portfolios by certain of our operating subsidiaries and the continued pursuit of additional opportunities to partner with patent owners and continue our unique intellectual property licensing, development and enforcement activities.

Activities during the periods presented included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues (in thousands)	$63,949	$16,169	$118,727	$47,482
New agreements executed	51	36	180	85
Licensing and enforcement programs generating revenues	36	18	52	25
Licensing and enforcement programs with initial revenues	12	3	27	8
New patent portfolios	4	9	27	22

We measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on consolidated revenues recognized across all of our technology licensing and enforcement programs on a trailing twelve-month basis.  Trailing twelve-month revenues were as follows (in thousands):

As of Date:	Trailing Twelve -Month Revenues	% Change

September 30, 2010	$138,585	53%
June 30, 2010	90,805	1%
March 31, 2010	90,155	34%
December 31, 2009	67,340	2%
September 30, 2009	65,749	4%

Revenues for the nine months ended September 30, 2010 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Item Identification technology(1) (2)
•	Authorized Spending Accounts technology	•	Lighting Ballast technology
•	Automatic Image Labeling technology(1) (2)	•	Location Based Services technology
•	Business Process Modeling (BPM) technology(1)	•	Medical Image Stabilization technology
•	Camera Support technology(1) (2)	•	Medical Monitoring technology(1)
•	Child-friendly Secure Mobile Phones technology	•	Mobile Computer Synchronization technology(1) (2)
•	Compiler technology(1)	•	Mutli-Dimensional Database Compression technology
•	Computer Graphics technology(1) (2)	•	Network Monitoring technology(1)
•	Credit Card Fraud Protection technology	•	Network Remote Access technology(1)
•	Database Access technology	•	Online Ad Tracking technology(1) (2)
•	Database Management technology	•	Online Auction Guarantee technology
•	Digital Signal Processing Architecture technology(1) (2)	•	Online Newsletters with Links technology(1)
•	Digital Video Enhancement technology(1)	•	Online Promotion technology

•	Disk Array Systems & Storage Area Network technology(1)	•	Picture Archiving & Communications System technology
•	DMT® technology	•	Pop-up Internet Advertising technology
•	Document Generation technology	•	Records Management technology(1)
•	DRAM Memory Architecture technology(1) (2)	•	Rule Based Monitoring technology
•	Facilities Operation Management System technology(1)	•	Short Messaging in Cellular Telephony technology(1) (2)
•	File Locking In Shared Storage Networks technology	•	Software Installation technology(1)
•	High Performance Computer Architecture technology	•	Storage technology
•	Image Resolution Enhancement technology	•	Telematics technology
•	Improved Commercial Print technology(1) (2)	•	Virtual Computer Workspace technology
•	Improved Lighting technology(1)	•	Virtual Server technology
•	Information Portal Software technology(1) (2)	•	Visual Data Evaluation technology(1)
•	Interactive Mapping technology(1)	•	Website Crawling technology(1)
•	Internet Radio Advertising technology	•	Wireless Multimedia technology(1) (2)
__________________________________________

(1)	Initial revenues recognized during the nine months ended September 30, 2010.
(2)	Initial revenues recognized during the three months ended September 30, 2010.

Revenues for the nine months ended September 30, 2009 included fees from the following technology licensing and enforcement programs:

•	Audio Communications Fraud Detection technology	•	Microprocessor technology(1) (2)
•	Audio Video Enhancement & Synchronization technology	•	Online Auction Guarantee technology
•	Child-friendly Secure Mobile Phones technology(1)	•	Online Promotion technology(1) (2)
•	Credit Card Fraud Protection technology	•	Picture Archiving & Communications System technology
•	Database Access technology(1)	•	Pop-up Internet Advertising technology
•	DMT® technology	•	Projector technology
•	eCommerce Pricing technology	•	Remote Management of Imaging Devices technology
•	Encrypted Media & Playback Devices technology(1)	•	Rule Based Monitoring technology
•	Heated Surgical Blades technology(1)	•	Storage technology
•	High Quality Image Processing technology	•	Surgical Catheter technology(1)
•	Lighting Ballast technology(1) (2)	•	Telematics technology
•	Location Based Services technology	•	Vehicle maintenance technology
•	Medical Image Stabilization technology
________________________________

(1)	Initial revenues recognized during the nine months ended September 30, 2009.
(2)	Initial revenues recognized during the three months ended September 30, 2009.

Our revenues historically have fluctuated quarterly based on the dollar amount of agreements executed each period, fluctuations in the total number of agreements executed each period, the number of patented technology portfolios owned or controlled by our operating subsidiaries, the timing and results of patent filings and other enforcement proceedings relating to our intellectual property rights, the number of active licensing and enforcement programs, and the relative maturity of active licensing programs during the applicable periods.  Additional factors impacting the amount of revenues recognized each period are included below.  Although revenues from one or more of our patents or patent portfolios may be significant in a specific reporting period, we believe that none of our individual patents or patent portfolios is individually significant to our licensing and enforcement business as a whole.

Acacia Intellectual Property Fund, L.P. In August 2010, one of our wholly-owned subsidiaries became the general partner of the Acacia Intellectual Property Fund, L.P., or the Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund will acquire, license and enforce intellectual property consisting primarily of patents, patent rights, and patented technologies.

Summary of Results of Operations

Refer to the table below for an overview of the results of operations for the three and nine months ended September 30, 2010 and 2009 (In thousands):

	Three Months Ended September 30,		%	Nine Months Ended September 30,		%
	2010	2009	Change	2010	2009	Change

Revenues	$63,949	$16,169	296%	$118,727	$47,482	150%
Operating costs and expenses	35,914	18,746	92%	75,495	51,386	47%
Operating income (loss)	28,035	(2,577)	**	43,232	(3,904)	**
Net income attributable to noncontrolling interests in operating subsidiaries	3,107	1,029	202%	3,389	3,150	8%
Net income (loss) attributable to Acacia Research Corporation	24,675	(3,429)	**	39,321	(6,620)	**

** Percentage change in excess of 300%

Overview - Three months ended September 30, 2010 compared with the three months ended September 30, 2009

•	Revenues increased by $47.8 million, or 296%, due primarily to an increase in the average revenue per executed agreement.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties, net income attributable to noncontrolling interests, and contingent legal fees, on a combined basis, increased 188%, primarily reflecting the increase in related revenues for the three months ended September 30, 2010. The increase was less than the percentage increase in related revenues due to, in the aggregate, lower or no inventor royalty or contingent legal fee arrangement obligations associated with the portfolios generating revenues during the three months ended September 30, 2010, as compared to the prior year period.

◦
Litigation and licensing expenses-patents decreased to $2.9 million, as compared to $4.0 million, due to a lower net level of litigation support, third party technical consulting and professional expert expenses incurred during the three months ended September 30, 2010. The decrease was partially offset by an increase in litigation and licensing expenses incurred in connection with our continued investment in ongoing licensing and enforcement programs and new licensing and enforcement programs commenced since the end of the prior year period.

◦
Marketing, general and administrative expenses increased to $6.4 million, as compared to $4.7 million, due primarily to an increase in variable performance-based compensation costs, an increase in other variable personnel costs, and a minor net increase in engineering and licensing personnel, non-cash stock compensation charges and state related gross receipts taxes incurred on certain licensing revenues recognized during the three months ended September 30, 2010.

◦
Patent amortization increased to $2.0 million, compared to $1.2 million, due primarily to the acceleration of patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered during the three months ended September 30, 2010 pursuant to the provisions of the underlying inventor agreements.

Overview - Nine months ended September 30, 2010 compared with the nine months ended September 30, 2009

•	Revenues increased by $71.2 million, or 150%, due primarily to an increase in the average revenue per executed agreement executed and an increase in the number of agreements executed.

•	Cost of Revenues and Other Operating Expenses:

◦
Inventor royalties, net income attributable to noncontrolling interests, and contingent legal fees, on a combined basis, increased 64%, primarily reflecting the increase in related revenues for the nine months ended September 30, 2010. The increase was less than the percentage increase in related revenues due to, in the aggregate, lower or no inventor royalty or contingent legal fee arrangement obligations associated with the portfolios generating revenues during the nine months ended September 30, 2010, as compared to the prior year period.

◦
Litigation and licensing expenses-patents increased to $11.0 million, as compared to $8.4 million, due to an increase in expenses incurred in connection with certain of our licensing and enforcement programs that went to trial and concluded, or were scheduled to go to trial in 2010 and settled as of the end of third quarter of 2010, our continued investment in ongoing licensing and enforcement programs, and a net increase in costs related to new licensing and enforcement programs commenced since the end of the prior year period.  The increase was partially offset by a decrease in expenses related to certain of our enforcement programs that went to trial and/or otherwise concluded in 2009 or early 2010.

◦
Marketing, general and administrative expenses increased to $18.7 million, as compared to $15.8 million, primarily due to an increase in variable performance-based compensation costs, an increase in other variable personnel costs, and a minor net increase in engineering and licensing personnel expenses and state related gross receipts taxes incurred on certain licensing revenues recognized in the third quarter of 2010.

◦
Patent amortization increased to $5.5 million, compared to $3.4 million, due primarily to scheduled amortization on patent portfolios acquired since the end of the prior year quarter and the acceleration of patent amortization related to recoupable up-front patent acquisition costs as described above.

Enforcement Considerations

We expect patent-related legal expenses to continue to fluctuate from period to period based on the factors summarized above, in connection with future trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

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

Investments in Patent Portfolios

We also measure and assess the performance and growth of the patent licensing and enforcement businesses conducted by our operating subsidiaries based on the number of patent portfolios owned or controlled by our operating subsidiaries on a consolidated basis.  As of September 30, 2010, December 31, 2009, and September 30, 2009, on a consolidated basis, our operating subsidiaries owned or controlled the rights to approximately over 160, 135 and 125 patent portfolios, respectively, which include U.S. patents and certain foreign counterparts, covering technologies used in a wide variety of industries.

Renesas Electronics Corporation. In August 2010, Renesas Electronics Corporation, a premier supplier of advanced semiconductor solutions, and Acacia Research Corporation entered into a strategic patent licensing alliance. Pursuant to this relationship, those patents selected by us and Renesas Electronics from Renesas Electronics’ portfolio of over 40,000 patents and patent applications will be assigned to us for patent licensing.

During the nine months ended September 30, 2010, certain of our operating subsidiaries continued to execute their business strategy in the area of patent portfolio acquisitions, including the acquisition of, or the acquisition of the rights to, 27 patent portfolios covering a variety of applications, including the following:

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

•	Automated Communications. This patented technology generally relates to automating network transactions and can be used to control transactions, such as eCommerce, software updates, and data transfer.

•
Automatic Image Labeling. This patented technology generally relates to the automatic labeling of digital images.  It can be used to automatically generate and increment labels on images such as CAD drawings and maps.

•
Targeted Content Delivery. This technology can be used to ascertain infrastructure related information about a client system, such as installed hardware or applications, as well as location, in order to send appropriate content to the client system.

Refer to “Liquidity and Capital Resources” below for information regarding the impact of patent and patent rights acquisitions on the consolidated financial statements for the periods presented.

As of September 30, 2010, certain of our operating subsidiaries had several option agreements with third-party patent portfolio owners regarding the potential acquisition of additional patent portfolios.  Future patent portfolio acquisitions will continue to expand and diversify our future revenue generating opportunities.

Critical Accounting Estimates

Our unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these consolidated statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in the audited consolidated financial statements and notes thereto and under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” included in our Annual Report on Form 10-K for the year ended December 31, 2009.  In addition, refer to Note 2 to the consolidated financial statements included in this report.

Comparison of the Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

Revenue (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenues	$63,949	$16,169	$118,727	$47,482

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

New agreements executed	51	36	180	85
Licensing and enforcement programs with initial revenues	12	3	27	8

Two licensees accounted for 62% and 16% of revenues recognized during the three months ended September 30, 2010, and three licensees accounted for 25%, 20% and 19% of revenues recognized during the three months ended September 30, 2009.  Two licensee accounted for 33% and 21% of revenues recognized during the nine months ended September 30, 2010, and two licensees accounted for 17% and 11% of revenues recognized during the nine months ended September 30, 2009.

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

The increase in revenues for the three month periods presented was due primarily to an increase in the average revenue per executed agreement. The increase in revenues for the nine month periods presented was due primarily to an increase in the average revenue per executed agreement and an increase in the number of agreements executed. In the first and third quarters of 2010, we entered into a number of separate significant revenue agreements with unrelated third parties resolving pending patent matters.

Cost of Revenues (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Cost of revenues:
Inventor royalties	$14,508	$4,673	$21,296	$12,069
Contingent legal fees	9,739	3,799	17,611	10,521
Litigation and licensing expenses - patents	2,890	3,957	11,019	8,418
Amortization of patents	1,963	1,245	5,542	3,370
Net income attributable to noncontrolling interests in operating subsidiary	3,107	1,029	3,389	3,150

Inventor Royalties, Net Income Attributable to Noncontrolling Interests and Contingent Legal Fees Expense.  Net income attributable to noncontrolling interests represents the portion of net proceeds from the licensing and enforcement activities of our majority-owned operating subsidiary that are distributable to the operating subsidiary's noncontrolling interest holders pursuant to the underlying operating agreement.  The economic terms of the inventor agreements, operating agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by our operating subsidiaries.  As such, these costs fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 vs. 2009		2010 vs. 2009

Increase in revenues	296%		150%
Increase in inventor royalties and net income attributable to noncontrolling interests	209%	Note (a)	62%	Note (a)
Increase in contingent legal fees expense	156%	Note (b)	67%	Note (b)
Increase in inventor royalties expense, net income attributable to noncontrolling interests and contingent legal fees expense	188%	Note (a),(b)	64%	Note (a),(b)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009

Inventor royalties and net income attributable to noncontrolling interests as a percentage of revenues	28%	35%	Note (a)	21%	32%	Note (a)
Contingent legal fees expense as a percentage of revenues	15%	23%	Note (b)	15%	22%	Note (b)
Inventor royalties, net income attributable to noncontrolling interests and contingent legal fees, combined, as a percentage of revenues	43%	59%	Note (a),(b)	36%	54%	Note (a),(b)
______________________

(a)
The increase in inventor royalties and net income attributable to noncontrolling interests was less than the increase in revenues for the periods presented, primarily due to a portion of revenues recognized during the periods ended September 30, 2010 having no corresponding inventor royalty arrangement obligations, and in the aggregate, lower inventor royalty rates associated with the portfolios generating revenues during the periods ended September 30, 2010, as compared to the prior year periods.

(b)
The increase in contingent legal fees expense was less than the increase in revenues for the periods presented, primarily due to a portion of revenues recognized during the periods ended September 30, 2010 having no corresponding contingent legal fee arrangement obligations, and in the aggregate, lower contingent legal fee rates associated with the portfolios generating revenues during the periods ended September 30, 2010, as compared to the prior year periods.

Certain revenue agreements with unrelated third parties entered into in the first and third quarters of 2010 resulted in the grant of certain intellectual property rights and recognition of revenues, the majority of which were not subject to inventor royalty and contingent legal fee arrangements, as well as the grant of licenses from certain of our operating subsidiaries and recognition of revenues that were subject to inventor royalties and contingent legal fee arrangements.  Revenues recognized subject to inventor royalties and contingent legal fees are based on a determination by the respective operating subsidiaries.

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

The decrease for the three month periods presented was due to a lower net level of litigation support, third party technical consulting and professional expert expenses incurred during the three months ended September 30, 2010. Higher levels of litigation and licensing expenses were incurred during the three months ended September 30, 2009 in connection with licensing and enforcement programs that went to trial in late 2009 or were scheduled to go to trial in early 2010. The decrease was partially offset by an increase in litigation and licensing expenses incurred in connection with our continued investment in ongoing licensing and enforcement programs and the commencement of new licensing and enforcement programs since the end of the prior year quarter.

The net increase for the nine month periods presented was due to a higher net level of litigation support, third party technical consulting and professional expert expenses incurred in connection with certain of our licensing and enforcement programs that went to trial and concluded, or were scheduled to go to trial and settled during the nine months ended September 30, 2010. The change also reflects a net increase in expenses in connection with our continued investment in certain of our ongoing licensing and enforcement programs, and a net increase in costs related to new licensing and enforcement programs commenced since the end of the prior year period.  The increase was partially offset by a reduction in costs related to certain of our licensing and enforcement programs that went to trial and/or otherwise concluded in late 2009 and early 2010.

We expect patent-related legal expenses to continue to fluctuate period to period based on the factors summarized above, in connection with upcoming scheduled and/or anticipated trial dates and our current and future patent acquisition, development, licensing and enforcement activities.

Amortization of Patents.  Amortization expense increased due primarily to scheduled amortization on patent portfolios acquired since the end of the prior year period, and the acceleration of patent amortization related to recoupable up-front patent portfolio acquisition costs that were recovered during the three and nine months ended September 30, 2010, pursuant to the provisions of the underlying inventor agreements. Accelerated amortization expense related to the recovery of up-front patent acquisition costs totaled $643,000 and $1.2 million for the three and nine months ended September 30, 2010, respectively, and $42,000 for the three and nine months ended September 30, 2009.

In addition, during the nine months ended September 30, 2010, our operating subsidiary elected to terminate its rights to a patent portfolio, resulting in the acceleration of amortization expense for the patent related asset of $338,000.

Refer to “Liquidity and Capital Resources” below, and Note 4 to the consolidated financial statements contained elsewhere herein, for patent and patent rights acquisition costs incurred for the periods presented, and additional information.

Operating Expenses (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Marketing, general and administrative expenses (including non-cash stock compensation expense of $1,615 and $5,574 for the three and nine months ended September 30, 2010, respectively and $1,472 and $5,573 for the three and nine months ended September 30, 2009, respectively)	$6,353	$4,709	$18,741	$15,835

Marketing, General and Administrative Expenses.  Marketing, general and administrative expenses include employee compensation and related personnel costs, including non-cash stock compensation expenses, office and facilities costs, legal and accounting professional fees, public relations, marketing, stock administration, gross receipts based state taxes and other corporate costs.  A summary of the main drivers of the change in marketing, general and administrative expenses, including the impact of non-cash stock compensation charges, for the periods presented, is as follows (in thousands):

	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2010 vs. 2009	2010 vs. 2009

Addition of licensing, business development and engineering personnel and other personnel costs	$280	$720
Increase in variable performance-based compensation and other variable personnel costs	989	1,715
Corporate, general and administrative costs	66	308
State and foreign gross receipts taxes	166	162
Non-cash stock compensation expense	143	1

Provision for Income Taxes (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Provision for income taxes	$(297)	$(47)	$(605)	$(124)
Effective tax rate	1.06%	(2.00)%	1.40%	(3.71)%

Provision for Income Taxes . Our effective tax rate increased during the periods presented due to an increase in estimated annual state related alternative minimum taxable income for the 2010 periods presented.

In October 2010, the State of California passed a state budget including provisions furthering the suspension of the use of net operating losses, or NOLs, for the 2010 and 2011 tax years. As a result, California State NOLs will not be available to offset California taxable income, if any, for the 2010 or 2011 tax years. In accordance with ASC 740, "Income Taxes," the effects of the new tax legislation on taxes payable have not been recognized in the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2010, prior to October 2010 enactment of the new tax legislation. The tax effect of the change in tax laws on taxes payable for the current fiscal year will be recorded after the effective date prescribed in the statutes and reflected in the computation of the annual effective tax rate in the fourth quarter of 2010, the first interim period that includes the enactment date of the new legislation. As of September 30, 2010, the California corporate state tax rate was 8.84% and would be applied to estimated taxable income without regard to stock option deductions for the tax year ending December 31, 2010, in calculating our estimate annual effective rate. Acacia is currently assessing the implementation of potential tax planning strategies to reduce the impact of the change in tax law.

Other
As a result of redemptions or partial redemptions at par on certain auction rate securities, we recorded realized gains totaling $201,000 and $235,000 for the three and nine months ended September 30, 2009, respectively, reflecting a partial recovery of the other-than-temporary loss originally recorded on these securities. Refer to Note 6 to the consolidated financial statements elsewhere herein.

Liquidity and Capital Resources

General

Our primary sources of liquidity are cash and cash equivalents and investments generated from our operating activities.  Our management believes that the cash and cash equivalent balances, investments, anticipated cash flow from operations, and other external sources of available credit, will be sufficient to meet our cash requirements through at least October 2011 and for the foreseeable future. We may, however, encounter unforeseen difficulties that may deplete our capital resources more rapidly than anticipated, including those set forth under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.  Any efforts to seek additional funding could be made through issuances of equity or debt, or other external financing.  However, additional funding may not be available on favorable terms, or at all. The capital and credit markets have experienced extreme volatility and disruption since late 2007, and the volatility and impact of the disruption has continued into 2010.  At times during this period, the volatility and disruption has reached unprecedented levels. In several cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers, and there can be no assurance that the commercial paper markets will be a reliable source of short-term financing for us. If we fail to obtain additional funding when needed, we may not be able to execute our business plans and our business, conducted by our operating subsidiaries, may suffer.

As described above, in August 2010, our wholly-owned subsidiary became the general partner of the Acacia IP Fund, which was formed in August 2010. The Acacia IP Fund is authorized to raise up to $250 million. The Acacia IP Fund will acquire, license and enforce intellectual property consisting primarily of patents, patent rights, and patented technologies.

Cash and Investments

Our consolidated cash and cash equivalents and investments totaled $85.6 million at September 30, 2010, compared to $53.9 million at December 31, 2009.  The net change in cash and cash equivalents for the periods presented was comprised of the following (in thousands):

	Nine Months Ended
	September 30, 2010	September 30, 2009

Net cash provided by (used in):
Operating activities	$30,347	$5,896
Investing activities	(3,113)	(8,232)
Financing activities	4,457	(3,143)

Cash Flows from Operating Activities.  Cash receipts from licensees for the nine months ended September 30, 2010 increased to $83.4 million, from $48.1 million in the comparable 2009 period, primarily reflecting the net increase in revenues for the same periods, as discussed above.  Cash outflows from operations for the nine months ended September 30, 2010 increased to $53.1 million, as compared to $42.2 million in the comparable 2009 period, due to the net increase in cost of revenues and other operating expenses, as discussed above, and the impact of the timing of payments to inventors, attorneys and other vendors.

Cash Flows from Investing Activities. Net cash used in investing activities for the nine months ended September 30, 2010 included patent-related acquisition costs totaling $3.1 million, as compared to $9.2 million in the comparable 2009 period.

Cash Flows from Financing Activities.  Net cash provided by financing activities during the nine months ended September 30, 2010 included proceeds from the exercise of stock options totaling $6.8 million and $444,000 in capital contributions to the Acacia IP Fund, partially offset by distributions to non-controlling interests totaling $2.8 million. Distributions to non-controlling interests totaled $2.1 million for the nine months ended September 30, 2009.

In May 2009, our board of directors approved a restricted stock vesting net issuance program.  Under the program, upon the vesting of unvested shares of restricted common stock, we withheld from fully vested shares of common stock otherwise deliverable to any employee-participant in our equity compensation programs, a number of whole shares of common stock having a fair market value (as determined by us as of the date of vesting) equal to the amount of tax required to be withheld by law, in order to satisfy the tax withholding obligations of ours in connection with the vesting of such shares.  Of a total of 560,767 shares of restricted stock vesting in September 2009, 168,536 shares of common stock were withheld by the Company, in satisfaction of $1.1 million in required withholding tax liability.

Working Capital

Working capital at September 30, 2010 was $91.0 million, compared to $36.0 million at December 31, 2009.  The primary components of working capital are cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and royalties and contingent legal fees payable.  Refer to “Liquidity and Capital Resources - Cash and Investments” above for a discussion of the impact of activities related to cash and investments on working capital for the periods presented.

Consolidated accounts receivable from licensees increased to $39.0 million at September 30, 2010, compared to $5.1 million at December 31, 2009.  Accounts receivable balances fluctuate based on the timing, magnitude and payment terms associated with revenue agreements executed during the period, and the timing of cash receipts on accounts receivable balances recorded in previous periods.

Consolidated royalties and contingent legal fees payable increased to $24.9 million at September 30, 2010, compared to $12.4 million at December 31, 2009.  Royalties and contingent legal fees payable balances fluctuate based on the factors described above and the timing of payment of current and prior period royalties and contingent legal fees payable to inventors and outside attorneys, respectively.

The majority of accounts receivable from licensees at September 30, 2010 were collected or scheduled to be collected in the fourth quarter of 2010, in accordance with the terms of the related underlying agreements.  The majority of royalties and contingent legal fees payable are scheduled to be paid in the fourth quarter of 2010, upon receipt by us of the related fee payments from licensees, in accordance with the underlying contractual arrangements.

Accounts payable and accrued expenses increased to $8.4 million at September 30, 2010, from $8.0 million at December 31, 2009, due primarily to the related timing of payments to attorneys and other vendors.

All revenue recognition criteria related to the December 31, 2009 balance of deferred revenues, totaling $1.5 million, were met in January 2010, and therefore, the revenue was recognized in the consolidated statements of operations for the first quarter of 2010.

Off-Balance Sheet Arrangements

We have not entered into off-balance sheet financing arrangements, other than operating leases.  We have no significant commitments for capital expenditures in 2010.  We have no committed lines of credit or other committed funding or long-term debt.  The following table lists our known contractual obligations and future cash commitments as of September 30, 2010:

	Payments Due by Period (In thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Operating leases	$1,620	$187	$1,433	$—	$—
Total contractual obligations	$1,620	$187	$1,433	$—	$—

As of September 30, 2010, the liability for uncertain tax positions, associated primarily with state income taxes, was $86,000, none of which is expected to be paid within one year. The liability for uncertain tax positions is recorded in other long-term liabilities in our consolidated balance sheets included in this report.

Recent Accounting Pronouncements

Refer to Note 2 and Note 7 to the consolidated financial statements included in this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. As of September 30, 2010, our investments were comprised of money market funds and auction rate securities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. A hypothetical 100 basis point increase in interest rates would not have a material impact on the fair value of our available-for-sale securities as of September 30, 2010.  Refer to “Liquidity and Capital Resources” and Note 6 to the consolidated financial statements included in this report for additional information.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter (the quarter ended September 30, 2010) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
____________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACACIA RESEARCH CORPORATION

By: /s/ Paul R. Ryan
Paul R. Ryan
Chief Executive Officer

By: /s/ Clayton J. Haynes
Clayton J. Haynes
Chief Financial Officer and Treasurer

Date:     November 1, 2010

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

____________________________